Form 10KSB
period 1996-12-31
NEOMEDIA TECHNOLOGIES INC
filed 1997-03-27
CIK 1022701

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10-KSB
       (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                        36-3680347
         --------                                        ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

2201 SECOND STREET, SUITE 600, FORT MYERS, FLORIDA          33901
--------------------------------------------------          -----
     (Address of Principal Executive Offices)            (Zip Code)

Issuer's Telephone Number (Including Area Code)  941-337-3434

Securities Registered Under Section 12(b) of the Exchange Act:    NONE

Securities Registered Under Section 12(g) of the Exchange Act:
      TITLE OF EACH CLASS
      -------------------
COMMON STOCK, PAR VALUE $.01
REDEEMABLE COMMON STOCK PURCHASE WARRANTS

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSM [ ]

      Issuer's consolidated revenue for its most recent fiscal year was $17,518,000.

      The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on March 14, 1997 was $12,500,944.

      As of March 14, 1997, there were outstanding 5,369,768 shares of the issuer's Common Stock and 3,130,938 warrants.

                                     PART I


ITEM 1. BUSINESS

GENERAL

     ORGANIZATIONAL HISTORY. The Registrant, NeoMedia Technologies, Inc. ("Technologies"), was incorporated under the laws of the State of Delaware on July 29, 1996, under the name DevSys, Inc. to acquire by tax-free merger Dev-Tech Associates, Inc. ("Dev-Tech"), Technologies' predecessor, which was organized in Illinois in December, 1989. In October, 1996, the Registrant's name was changed from DevSys, Inc. to NeoMedia Technologies, Inc. In March, 1996, Dev-Tech's common stock was split, with an aggregate of 2,551,120 shares of common stock being issued in exchange for the 164 then issued and outstanding shares of common stock. On August 5, 1996, Technologies acquired all of the shares of Dev-Tech in exchange for the issuance of shares of Technologies' common stock to Dev- Tech's stockholders ("Dev-Tech Merger"). Each stockholder of Dev-Tech received one share of NeoMedia's common stock in exchange for one share of Dev-Tech's common stock, or an aggregate of 2,551,120 shares. The Dev-Tech Merger was effected under applicable provisions of the Internal Revenue Code as a tax-free transaction to the corporations and stockholders. As a result of the Dev-Tech Merger, holders of options and warrants to purchase Dev-Tech's common stock have the right to purchase Technologies' common stock. As an additional result of the Dev-Tech Merger, NeoMedia is the successor to the business and the operations of Dev-Tech. In November, 1996, a reverse stock split was effected whereby each shareholder received .90386 shares of common stock for each one share of common stock then owned.

     In November, 1996, Dev-Tech Migration, Inc., an Illinois corporation ("DTM") and an affiliate of Dev-Tech, was merged into a subsidiary of Technologies. DTM provides migration services. Migration services consist of adapting computer software that operates only with a specific brand of hardware and operating and data base software (called a "legacy system"), such as Wang, to operate with most, if not all brands of hardware and operating software (called an "open system platform" or an "open system environment"). Management determined that DTM's services complimented Dev-Tech's services as a systems integrator, and that the synergies between the two companies would be beneficial. Accordingly, on November 20, 1996, DTM was merged ("Migration Merger") into NeoMedia Migration, Inc. ("Migration), a wholly-owned subsidiary of Technologies in exchange for the issuance of shares of Technologies' common stock to Charles W. Fritz, the sole stockholder of DTM and a principal shareholder, officer and director of Technologies. Mr. Charles Fritz received an aggregate of 827,525 shares of common stock on the basis of one share of DTM's common stock for .90386 share of Technologies' Common Stock. As a result of the Migration Merger, holders of options to purchase DTM common stock have the right to purchase Technologies' common stock. Accordingly, an aggregate of 330,816 shares of Technologies' common stock have been reserved for issuance upon exercise of such options. The Migration Merger was also effected under applicable provisions of the Internal Revenue Code as a tax free transaction to the corporations and Mr. Fritz. As a result of Migration Merger, Migration is the successor to the business and operations of DTM.

     These two mergers were accounted for in a manner similar to the pooling of interests method of accounting using historical book values rather than fair market value as all entities involved were under common control. As a result of NeoMedia's reverse stock split in November, 1996, and following the Migration Merger, there were 3,133,378 shares of common stock issued and outstanding as of November 20, 1996.

     In August, 1996, Migration formed a wholly-owned subsidiary, Distribuidora Vallarta, S.P.A., a Guatemalan corporation where NeoMedia employs computer software developers and system integrators.

     Unless the context indicates otherwise, all references herein to "NeoMedia", "Technologies" or the "Company" mean and refer to the Registrant and its wholly-owned subsidiaries.

     INITIAL PUBLIC OFFERING. On November 25, 1996, NeoMedia completed an initial public offering of 1,700,000 units at $6.00 per unit (the"IPO"). Each unit consisted of one share of common stock, $.01 par value and one five-year redeemable common stock purchase warrant ("Warrant"). The common stock and the warrants are traded on the NASDAQ SmallCap Market under the symbols "NEOM" and "NEOMW," respectively. Of the 1,700,000 units of NeoMedia offered, 1,235,000 shares of common stock and 1,700,000 warrants were sold by NeoMedia and 465,000 shares of common stock were sold by certain stockholders of NeoMedia (the "Bridge Financing Selling Stockholders"). NeoMedia did not receive any of the proceeds from sale of common stock by the Bridge Financing Selling Stockholders. On January 16, 1997, an additional 255,000 units were sold by NeoMedia upon the exercise by Joseph Charles & Associates, Inc., the representative of the underwriters in the IPO ("Joseph Charles"), of its option to cover over-allotments in the IPO.

     BRIDGE FINANCING PRIVATE PLACEMENT. Prior to the IPO, in August 1996, NeoMedia consummated the sale of an aggregate of $2,975,000 principal amount of 10% Unsecured Subordinated Convertible Promissory Notes, due September 30, 1997 (the "Bridge Promissory Notes"), in a private placement to certain investors (the "Bridge Financing Private Placement"). On November 23, 1996, NeoMedia prepaid an aggregate of $262,500 principal amount of the Notes. Upon consummation of the IPO, the Bridge Promissory Notes were automatically converted for each $50,000 principal amount into 13,750 shares of common stock and 13,750 warrants. Since $2,712,500 aggregate principal amount of Notes were outstanding following such prepayment, upon the consummation of the IPO, the Bridge Promissory Notes were automatically converted into an aggregate of 745,938 shares of common stock of NeoMedia and 745,938 warrants, and the Bridge Promissory Notes were no longer outstanding. 465,000 of the converted common shares were sold in IPO and the remaining 280,938 converted common shares may be sold from time to time in the open market by the holders of the converted common shares (the "Bridge Financing Selling Stockholders"), at any time after November 25, 1997. The Warrants owned by the Bridge Financing Selling Stockholders are not subject to any restrictions on sale and may be sold at any time; however, the common stock received by a Bridge Financing Selling Stockholder upon exercise of such a Warrant may not be sold by a Bridge Financing Selling Stockholder until after November 25, 1997.

BUSINESS OVERVIEW

     NeoMedia provides computer software and consulting services:

     * to link printed documents to the computer, the Internet and the World Wide Web;
     * to assist clients in the creation, production and management of printed documents; and
     * to enable clients to update their computer software that operates only with a specific brand of hardware such as Wang, to operate with most, if not all, brands of hardware.

     NeoMedia has developed its own technology, and has rights to use the technology of others, to generate printed documents which can be automatically "read" by machines, such as computers equipped with scanners and appropriate software. These "machine readable" documents incorporate printed codes which contain thousands of bytes of information, including computer programs rendering them functionally equivalent to a computer floppy disk with a limited capacity to hold information. These codes are referred to in the industry as "high capacity symbologies" and "multi-dimensional" or "two-dimensional" bar codes.

     This technology has been thoroughly designed, developed and tested during the past decade, and has resulted in its recent commercial introduction in a variety of applications, such as shipping documents and identification cards, in the United States and abroad. NeoMedia currently provides software and services to support these applications. In addition, the potential applications of using high capacity symbologies to link printed material to electronic media are limitless. NeoMedia believes that its Intelligent Document technology is broad and generally innovative which can be applied in a variety of industries including information management services, banking and financial services, health care, government services, publishing, advertising, gaming and entertainment.

     NeoMedia refers to documents that incorporate high capacity symbologies as "Intelligent Documents", and intends to offer systems that incorporate this technology, including those containing proprietary components and configurations. Management believes that NeoMedia has the expertise, and is positioned, to commercially link the worlds of print and electronic media through this technology.

     NeoMedia provides consulting, software and systems integration services for printing and document processing applications. NeoMedia provides these solutions using its own proprietary software products, and equipment and software of third parties, such as IBM Corporation, Xerox Corporation, Oce Printing Systems (formerly Siemens Nixdorf Printing Systems), Sun Microsystems Computer Company, and Oracle Corporation. These products and services enable their customers, such as Fidelity Investments, Discover Card Services, Inc., Charles Schwab & Co., Inc. and the State of Wisconsin, to reduce their costs by using computer technology to produce on demand customized forms instead of using more expensive pre-printed stock forms. These products and services also allow NeoMedia's customers to customize the data contained in these forms on demand for marketing and communications purposes. In addition, they also allow them to implement their high speed production printing systems on lower cost distributed client-server platforms. NeoMedia places special emphasis on applications that involve both print and electronic media.

     Such solutions often require NeoMedia to recommend, specify, supply and install equipment and software products from third party suppliers, many of whom have associations with NeoMedia. NeoMedia acts as a re- marketer of equipment and software products for a number of suppliers and, to date, has generated substantial revenue from these activities.

     Migration provides consulting and systems integration services to facilitate the migration of business applications running on legacy systems, such as the Wang environment, to open-system platforms, such as Unix. Such migrations can reduce customer capital, training and operating costs as well as improve performance and increase functionality in the new system environment. Migration has a group of proprietary programs ("tools") which facilitate this process and reduce the time, cost and risk involved in such development efforts. The products and services offered by Migration complement NeoMedia's more general systems integration products and services, which management believes provide clear synergies with NeoMedia's other commercial activities.

     NeoMedia currently offers its services and products through its three principal business units, the Document Systems Solutions Unit, the Systems Transition Solutions Unit and Intelligent Document Solutions Unit which, although separate in name, often function as a team in providing solutions for its customers.

     As part of the services provided in connection with the solutions it offers, NeoMedia often recommends, specifies, supplies and installs equipment and software products from third party suppliers, many of whom have associations with NeoMedia. NeoMedia acts as a re-marketer of equipment and software products for a number of suppliers and, to date, has generated the largest portion of its revenue from these activities.

     NeoMedia renders its services to all sizes and types of organizations, from the small, privately-owned company to large, multi-national organizations, and has performed services for many customers, such as Discover Card Services, Inc., Sun Trust Bank, Inc., Charles Schwab & Co., Inc., Fidelity Investments and the State of Wisconsin. In addition, NeoMedia currently has strategic business relationships with many industry leaders, such as IBM Corporation, Sun Microsystems Computer Company, Xerox Corporation, Symbol Technologies, Inc., Oracle Corporation, Netscape and Oce Printing Systems (formerly Siemens Nixdorf Printing Systems).

INTELLIGENT DOCUMENT SOLUTIONS UNIT

     THE LIMITATIONS OF PRINTED DOCUMENTS. Printed documents constitute the principal means by which information has been transmitted and exchanged in recorded form for hundreds of years. As such, they have provided the basis and infrastructure for formal communication and commerce worldwide.

     During the past half century, electronic data processing systems have played an increased role in the distribution and storage of information and are rapidly supplanting the use of printed information as the standard for communication. However, even in today's world of electronic "information on demand", it is useful, and often necessary, to transfer computer based information into printed form since paper continues to be an inexpensive, portable and non-volatile display and storage media ideally suited for computer-to-human communications. The result, therefore, has been that instead of decreasing the number of documents generated, the adoption of electronic data processing has actually increased the volume of computer generated print documents.

     Unfortunately, the conversion of information to print has traditionally been a one way street -- from electronic media to a printed form. Although it is now easier to convert information from electronic media ("machine readable information") to printed human readable information through "print-on-demand", it is exceedingly difficult, and often impossible, to reverse this process and convert information in printed form back into a machine readable format. This is not a trivial problem. For example, it is common in business and government operations to take information stored in an electronic media format and print it into human readable form and then re-enter the same information back into electronic format. This process of printing and re-entering into electronic format often occurs multiple times since the information in the electronic format must be available for multiple parties or business departments in traditional human readable print in addition to its original electronic format. Text conversion from printed "human readable" form to a machine readable format can be accomplished through either manual re-entry or through the use of optical character recognition ("OCR") software contained in scanning devices. Neither manual transcription nor the use of scanning devices are an efficient or effective method of conversion. Manual transcription is both labor intensive and error prone. Scanning devices are, at best, 98% efficient which is not suitable for transcription of un-proofed text and is potentially disastrous for the conversion of documents containing numerical information. Furthermore, neither method can fully restore a print document to its original machine readable form which often contains non-printable "latent" information, such as spreadsheet formulas, database references, embedded programs and multi-media data.

     HIGH CAPACITY SYMBOLOGIES: PRESERVING MACHINE READABLE INFORMATION IN HUMAN READABLE PRINT DOCUMENTS. The use of high capacity symbologies is today the most effective and efficient means of transmitting printed information between computers. High capacity symbologies are data communications protocols which allow the preservation and communication of virtually all machine readable data represented as highly structured patterns on conventional print media. These patterns can be decoded using conventional document scanning devices and appropriate software. The result is a system which literally functions as a "modem" for print, virtually eliminating the need for manual or OCR conversion while providing 100% accuracy and preserving the "latent" elements previously available only in the electronic data processing environment.

     Management believes that Intelligent Document technology can be used to increase operational efficiencies in a business by reducing the labor currently required to manually re-enter data conveyed by computer generated print documents into data processing systems for transaction, document and record management purposes. In contrast to traditional "first generation" linear bar codes which, due to space limitations, only hold less than 40 characters, the high capacity symbologies used in Intelligent Documents convey significantly greater amounts of information; up to 2,000 characters in single symbols and tens of thousands when multiple symbols are used. In addition, unlike traditional linear bar codes, high capacity symbologies are not limited to representing character information but can also convey pure binary data including formatting information, charts and graphs, multi-media elements such as color photographs and audio and fully executable programs and macros. High capacity symbologies, in conjunction with other Intelligent Document software technology that NeoMedia has developed, can also be used to automatically link any printed document, such as books, newspapers, magazines, invoices and cards to on-line sources of computer information including those available through the Internet and the World Wide Web.

     Since the Intelligent Document Solutions Unit has only been formed recently, to date it has provided only limited software and consulting services. However, due to the rapidly emerging era of electronic commerce fostered by the proliferation of the Internet and the World Wide Web, NeoMedia anticipates that the large number of potential

Intelligent Document applications will, in terms of revenue, make this the fastest growing unit of NeoMedia, although no assurances can be given that this will occur.

     SERVICES AND PRODUCTS. NeoMedia either currently provides or plans to provide the following Intelligent Document service and software products:

     /bullet/ TECHNOLOGY AND SOLUTIONS CONSULTING are engagements where NeoMedia consults with clients to advise them on general capabilities of Intelligent Document technology and specific advantages and limitations of different implementations, including custom solution designs and impact studies to assist them in their businesses.

     /bullet/ SYSTEMS DEVELOPMENT AND INTEGRATION is the design, development, implementation and service of Intelligent Document systems and applications for client purposes. It is anticipated that these systems will incorporate both equipment and software available from third party suppliers, as well as proprietary components and licenses developed by and controlled by NeoMedia.

     /bullet/ INTELLIGENT DOCUMENT MIDDLEWARE includes multi-platform utility software products, such as print drivers, symbology encoders and decoders, compaction modules and application engines which support and enable Intelligent Document applications.

               NeoMedia believes that it is currently the leading provider of high capacity symbology print drivers to the high speed printing environment. NeoMedia has provided such services to various customers, such as UPS and Symbol Technologies, Inc. and their customers, such as J.C, Penney, Amway, various state departments of motor vehicles, and the country of Bahrain.

     /bullet/ INTELLIGENT DOCUMENT APPLICATIONS includes specific applications software which apply Intelligent Document technology and principles to provide specific commercial solutions.

DOCUMENT SYSTEMS SOLUTIONS UNIT

     The function of the Document Systems Solutions Unit is to assist clients in optimizing their document creation, production and management processes. These efforts have historically focused on designing and providing high speed document formatting and printing solutions, although services of this unit have recently been expanded to include document management, scanning and archive management, as well as automated format conversion for alternative electronic distribution channels, such as the Internet. In connection with the services of this unit, NeoMedia is a supplier of proprietary and third party software and third party equipment. The companies represented by NeoMedia in the sale of software and/or equipment include Oracle Corporation, IBM Corporation, Xerox Corporation, Symbol Technologies, Oce Printing Systems (formerly Siemens Nixdorf Printing systems), Elixir, I-Data, and PrintSoft Americas.

     The services of this unit are directed principally to firms which operate high speed and large volume printing operations. The development of reliable high speed laser printers not only resulted in the creation of large print-to-mail operations, it also facilitated the production and delivery of large volumes of documents in relatively short time frames, permitting printing and mailing of as many as 30 million documents in a month. The United States Postal Service ("USPS") has encouraged the production of high speed computer generated mail by providing postage discounts to those companies which produce their mail in a manner that assists the USPS routing and delivery process. Large volume mailers have been able to reduce their postage expenses significantly by using computers to prepare and print mail in USPS specified delivery sequence. There are now many print-to-mail sites in the United States generating enormous volumes of documents per month. The Document Systems Solutions Unit provides services and products to these high volume printing operations to automate and control their document production process. The services performed by the Document Systems Solutions Unit represented 18.8% of NeoMedia's total sales for the year ended December 31, 1996.

     SERVICES. NeoMedia provides services in this market as both a consultant and systems integrator, consisting of the following:

     /bullet/ ENTERPRISE OUTPUT STRATEGIES are consulting engagements in which NeoMedia professionals analyze customer business requirements and design comprehensive document systems solutions to resolve business problems. NeoMedia has rendered services to a number of Fortune 100 and 500 clients since its inception in 1989, which typically have focused on business enablement and market share growth through enhanced document solutions. Recent emphasis has focused on the design of systems that provide a technology bridge from paper to electronic media.

     /bullet/ DOCUMENT MANUFACTURING EXECUTION SYSTEMS is the application of technology used in the typical manufacturing operation to the document production process. Large scale print-to-mail operations are essentially manufacturing operations. However, unlike successful manufacturing operations, print-to-mail operations typically lack control systems, such as those to ensure quality. NeoMedia actively consults in these areas and is currently developing customized versions of established manufacturing execution systems for the document generation environment.

     /bullet/ INTELLIGENT DOCUMENT SOLUTIONS, in the context of the Document Systems Solutions Unit, are the consulting and systems integration of the software products and applications provided by the Intelligent Document Solutions Unit. As related to the document production process, Intelligent Documents can also be used to control such processes and facilitate document return processing and archive retrieval.


     SOFTWARE PRODUCTS. NeoMedia offers a variety of third-party and proprietary software products to be used in connection with its document systems solutions.

     STRATEGIC PARTNERS. In providing Document Systems Solutions to customers, NeoMedia often "partners" with companies such as PrintSoft Americas, Elixir Technologies, Xerox Corporation, Oce Printing Systems (formerly Siemens Nixdorf Printing Systems), IBM and I-Data. These arrangements often result in the "partner" introducing customers to NeoMedia, that purchase NeoMedia's and/or the "partner's" services and/or products, the use by the partner of NeoMedia as a subcontractor, the re-marketing by NeoMedia of the "partner's" products, and the sharing of responsibility with the partner. Depending upon the product or service involved, the association with the partner may be on an exclusive basis.

SYSTEMS TRANSITION SOLUTIONS UNIT

     LEGACY ENVIRONMENT AND OPEN SYSTEMS DEVELOPMENT. Prior to the late 1980's, mid-sized to large companies relied upon either a mainframe or minicomputers to perform critical business functions, such as inventory and production control, financial reporting, document generation and mailing and administrative support functions. Each manufacturer of these computers sought to differentiate and gain competitive advantage by developing "closed" environments which would work only with that manufacturer's proprietary equipment and software products. This approach effectively "locked" a customer into a given supplier for equipment and systems software including data- communications networks, databases and application development environments. This in turn resulted in the development of business software which would run only on these closed proprietary systems. These closed, proprietary systems and applications are referred to in the industry as "legacy systems".

     In the late 1980's and early 1990's, widespread technological advances in microprocessors and memory devices, communications networks, peripheral storage devices and system software made practical the implementation of enterprise wide distributed computing environments which offered price/performance advantages over traditional closed systems. It became possible to connect large numbers of personal computers ("PCs") via local area networks ("LANs"). Even though the operating systems for these PCs and LANs were generally proprietary (e.g., MS DOS, Novell, branded-UNIX), they were "open" in that they could be installed on equipment from a variety of manufacturers and allowed widespread software development in standard computer languages. The result was rapid proliferation of these "open system platforms" solutions, and market competition led to rapid improvements in price/performance for open systems.

     In addition to price/performance benefits, software written for use with these open systems also provided functionality which was largely absent from traditional legacy systems. A significant innovation was the widespread implementation of graphical user interfaces ("GUIs)" - "point and click" applications - on networked PCs and workstations, which greatly improved ease of use and training and increased productivity. Another advantage of using open systems is the ability to facilitate cooperative work among users by managing the distribution of data and applications in a networked client-server environment. In addition, client-server systems are scalable in that additional capacity can be added in small increments, essentially on an individual workstation basis, as compared to the major investment required to add incremental capacity to traditional mainframe and minicomputer systems.

     MIGRATION TO OPEN SYSTEM ENVIRONMENT. As a result of these developments and the cost and productivity advantages of the open system environment, many business users employing legacy systems desired to convert their systems to the open system environment. However, in many cases, the applications used on the legacy systems could not be moved directly from their "closed" environment to the open, client-server system. Two solutions typically used to implement this conversion have been (1) to move directly to a client-server application, resulting in the loss of use of the existing applications on the legacy system, incurring the consequent loss of specific functionality and increase in training, or (2) to rewrite the existing application in the open systems environment, which was expensive, time-consuming and often not entirely effective in transferring functionality.

     A third approach to this conversion, and the one employed by NeoMedia, is to employ migration "tools" (programs) which translate legacy application programs and databases from their closed proprietary form to equivalent source code and record structures which can be run directly in the open client-server environment. The advantages of this migration approach is that (1) most, if not all, of the functionality of the original legacy application is maintained in the new open environment, (2) the conversion entails less time, resources and risk than other methods, and (3) the conversion provides a base for modernization of the legacy application in the new open environment.

     Since technology in the computer industry changes so rapidly, the "new and improved" system of today is the legacy system of tomorrow. Consequently, NeoMedia believes that there is a substantial and will continue to be a continuing market for transition services.

     THE NEOMEDIA SOLUTION. In 1994, Migration acquired and has since further developed a group of automated legacy conversion tools. These proprietary tools support migrations from proprietary Wang VS and Hewlett Packard HP3000 to multiple varieties of UNIX systems.

     NeoMedia takes an evolutionary, rather than a revolutionary, approach to migration. When assisted by NeoMedia, the client takes smaller, safer and more manageable steps toward its conversion objective. At the completion of each "migration" stage, the client evaluates a variety of "modernization" paths which may be available to it, such as running Microsoft Windows interfaces to their applications, taking advantage of special features of a new database or development environment, integrating their custom application with third-party applications or enhancing their abilities to create custom form documents from their internal applications.

     The "modernization" aspect of NeoMedia's migration services highlights the synergies that exist with NeoMedia's expertise in providing products and services for open systems. After NeoMedia has completed the migration of the client's legacy software to an open system, this software can be modernized (i.e. updated) to take advantage of modern technologies to improve system performance, enhance user interfaces and generally bring the system into an up-to-date condition. NeoMedia's "migration and modernization" approach allows for fast, cost effective migration of legacy software with a minimum of disruption to the client's business operations, coupled with controlled modernization projects that, in a well-planned and logical manner, result in the legacy software having the latest technology. Since NeoMedia has the expertise to accomplish both the migration from the legacy platform to the open system and to modernize the software, it acts as "one-stop shopping" for all of its client's needs. NeoMedia believes that since it has the capability to be a single source of solutions for its customers, it has a competitive advantage.

     SERVICES. The Systems Transition Solutions Unit of NeoMedia presently offers four approaches to assist clients to implement business applications in open computing environments:

     /bullet/ OPEN SYSTEM DEVELOPMENT. This approach is employed when an application must be written or rewritten for use on an open systems platform. NeoMedia provides consulting services for technology assessment, systems analysis and design as well as full systems integration and support services. These services include mainframe and workstation integration, application program selection and design, custom program development, equipment and software installation, customer training and acceptance testing. The initial focus of these services was on the Unix workstation and server environment due to its "open" nature and ability to support enterprise database applications on workstation environments. These services have broadened to include other platforms, including Windows NT, which NeoMedia believes will be increasingly competitive during the latter half of this decade.

     /bullet/ TOTAL ASSISTED MIGRATION. This approach is employed when the legacy application effectively can be converted and "ported" (moved) to the open system environment using largely automated processes with minimal custom development. This approach is superior to the Open System Development in time, cost and development risk. Consequently, it is usually preferred. Conversion and porting of the legacy application is accomplished by the use of the proprietary migration tools employed by NeoMedia. NeoMedia's migration-development tools and application products are based on the technology of widely used Informix, Microsoft Corporation, IBM, Hewlett Packard, Oracle Corporation, Sun Microsystems Computer Company, Micro Focus Cobol and Accucobol.

     /bullet/ MICRO-MAINFRAME PORTS. In the first half of 1996, IBM introduced a family of products (IBM P390 and R390 processors), which allows users to run mainframe applications on a downsized air cooled platform in addition to either OS2 or AIX (IBM's version of Unix). On these new systems, users can run and maintain the integrity of existing and proven mainframe systems at a price and support cost comparable to the cost of an open system. While the transfer of applications to these new processors is not a conversion, it does involve migration services since special expertise is required in the configuration and tuning of the new processors in order to co-host the proprietary IBM applications in conjunction with either OS2 or AIX. NeoMedia, as an authorized re-marketer for IBM, offers these new systems and provides migration services in connection with their installation.

     /bullet/ INTERNET EXTENSIONS. Information currently on the Internet is predominately housed in open system environments, primarily UNIX servers which have become the machine of choice in academic and other distributed computing environments during the past decade. The vast majority of new information currently being formatted for the World Wide Web is also hosted in open system environments. However, the majority of corporate information is housed in legacy mainframe and mini-computer environments which are not connected to the Internet, primarily for security reasons. This condition is the major barrier to the application of Internet technology to inter and intra enterprise communications and applications often referred to as Intranet solutions. NeoMedia offers services in this arena, which include:

               * Implementation of new Internet compatible systems through open systems integration products and services.

               * Migrations of existing proprietary legacy applications and databases to open system platforms compatible with modernization to the Internet environment.

               * Porting of IBM mainframe applications to air cooled micro-frames which bridge both legacy and open system environments.

     /bullet/ MILLENNIA IMPACT STUDIES AND CORRECTIONS. Computer programs within the past thirty-five years have relied on the assumption that the dates used in calculations occur within the twentieth century. For example, in these programs the year "1901" is represented only by the last two digits ("01"), with the "19" assumed. This method of programming allowed computer programmers to make optimal use of memory resources which, until recently, were limited. Unfortunately, at the turn of the century, this method of programming will cause calculations based on these current programs to be invalid, since dates will be interpreted incorrectly by the computer. For example, unless the computer program is corrected, the date "2001" will be interpreted by the computer as "1901", which will result in serious errors in calculations which are dependent upon dates, such as mortgage calculations and, in particular, those in the financial industry. This is commonly referred to as the "Year 2000" or "millennia" problem. NeoMedia uses its expertise to advise clients as to the extent of their Year 2000 problem for their particular computer system and software, and to suggest methods for its correction. NeoMedia has determined to primarily focus its efforts in this area in the markets in which it performs migration and modernization services, and in particular to users of Wang and HP 3000 systems. This will allow NeoMedia to specialize on a specific market, and will also afford it additional opportunity to sell its migration and modernization services. Thus, by assisting in the Year 2000 problem, NeoMedia is cross-marketing its services.

     In addition to these services, NeoMedia plans to engage in the design and development of proprietary applications to enhance ported systems when the migration is complete. These proprietary systems will include the support of Virtual Private Networks which emulate local area network access via the Internet using secure encryption methods to route data traffic. The result will be a Virtual Private Web which will allow computers within companies to be networked via the Internet, with the assurance of security so that there would not be any unauthorized use.

     In each of these areas of service, NeoMedia provides consulting services which include strategic consulting, analysis and evaluation of user applications, systems analysis, design, implementation, integration and support services and client training and configuration, installation and maintenance of equipment. The services performed by the Systems Transition Solutions Unit represented 80.6% of NeoMedia's total sales for the year ended December 31, 1996. For the years ended December 31, 1996 and 1995, revenues from NeoMedia's migration services represented 7.9% and 10.9%, respectively, of NeoMedia's total revenue.

     As a systems integrator, NeoMedia supplies and installs, as a re-marketer for a number of companies, a variety of computer and related products. For the years ended December 31, 1996 and 1995, revenues from this activity represented 72.7% and 66.0%, respectively, of NeoMedia's total revenue.

     BUSINESS RELATIONSHIPS. As part of the services provided in connection with the Systems Transition Solutions Unit, NeoMedia acts as a re-marketer of equipment in connection with open systems development and migrations. NeoMedia has maintained relationships with a number of major companies under which NeoMedia re-markets the equipment and software products of those companies. These relationships include those identified with respect to the Document Systems Solutions Unit.

     PROPRIETARY MIGRATION SOFTWARE TOOLS AND PRODUCTS. NeoMedia has acquired and developed a line of proprietary products and software tools utilized in its migrations services solutions.

CUSTOMERS

     Although NeoMedia provides services and products to a spectrum of customers, ranging from closely-held companies to Fortune 100 and 500 companies, for the years ended December 31, 1996 and 1995, one customer, Ameritech Services, Inc. ("Ameritech"), accounted for 39.6% and 49.0%, respectively, of NeoMedia's revenue. NeoMedia expects sales to Ameritech as a percentage of total sales to continue to decline. Furthermore, NeoMedia does not have a written agreement with Ameritech and, therefore, there are no contractual provisions to prevent Ameritech from terminating its relationship with NeoMedia at any time. Accordingly, the loss of this customer, or a significant reduction by it in buying the products and services offered by NeoMedia, absent diversification, would materially and adversely affect NeoMedia's revenues and results of operations. In addition, the equipment and software which is re-marketed to this customer is supplied by a single supplier. Accordingly, the loss of this supplier would materially adversely affect NeoMedia. For these reasons, NeoMedia is seeking, and continues to seek, to diversify its sources of revenue.

SALES AND MARKETING

     NeoMedia markets its products, as well as those for which it acts as a re-marketer, and its services primarily through its direct sales force, which was composed of 20 personnel as of December 31, 1996. NeoMedia currently maintains sales locations in four states. The sales organization is responsible for achieving quarterly and annual sales quotas, and, to a significant extent, is compensated based upon the profitability of their efforts. NeoMedia also relies upon its strategic alliances with industry leaders to help market its products and services, provide lead referrals and establish informal co-marketing arrangements. Although NeoMedia in the past has engaged in limited telemarketing activities, it may in the future expand such marketing activities. Representatives of NeoMedia also attend seminar and trade shows, both as speakers and participants, to help market its products and services.

     NeoMedia currently has arrangements with independent distributors to promote their products and services outside of the United States. NeoMedia currently has representation in England, the Netherlands, Canada, Central America, South America and Singapore, although its revenue from sales outside the United States is insignificant.

RESEARCH AND DEVELOPMENT

     The computer industry is characterized by rapid technological change, frequent new product and service introductions, evolving industry standards and changes in customer demands. The introduction of products and services embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products and services obsolete and unmarketable. NeoMedia, therefore, believes that its success depends upon its ability continuously to develop new products and services, as well as enhancements to its existing products, and to introduce them promptly into the market. Research and development is especially critical to NeoMedia's intention to develop new software products and services related to high capacity symbologies. NeoMedia employed nine persons in the area of product development as of December 31, 1996. During the years ended December 31, 1996 and 1995, NeoMedia incurred total research and development costs of $628,000 and $714,000, respectively, of which $293,000 and $278,000, respectively, were capitalized as software development costs and $335,000 and $436,000, respectively, were expensed as research and development costs.

     Although, NeoMedia currently is seeking patents for certain of its proprietary technology related to Intelligent Documents, NeoMedia presently has no patents with respect to its proprietary technology and products. No assurances can be given that such patent protection will be granted, and if granted, that it will be adequate to protect NeoMedia's rights. In addition, NeoMedia relies upon copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions, all of which afford only limited protection, to protect its proprietary technology and products. Although NeoMedia takes steps to protect its trade secrets, such as requiring employees with access to NeoMedia's proprietary information to execute confidentiality and non-disclosure agreements, it may be possible for unauthorized parties to copy or reverse engineer all or part of any one of NeoMedia's proprietary technology and products. Furthermore, just as there can be no assurance that a misappropriation of NeoMedia's proprietary technology and products will not occur, there can be no assurance that copyright, trademark and trade secret laws will be available in all circumstances to protect NeoMedia's rights. In addition, although the laws of the United States may protect NeoMedia's proprietary rights in its technology and products, the laws of foreign countries where NeoMedia's products may be used may not protect its proprietary rights at all or to the same extent as the laws of the United States.

     NeoMedia believes that its proprietary technology and products do not infringe upon the rights of any third parties; however, there can be no assurance that a third party will not in the future claim infringement by NeoMedia. Similarly, infringement claims could be asserted against products and technologies which NeoMedia licenses from third parties. NeoMedia has never received notification that any of its products, products it licenses or the technology of such products infringe upon the proprietary rights of third parties.

     NeoMedia may provide some of its products to end users using non-exclusive, non-transferable licenses which provide that the licensee may use the software solely for internal operations on designated computers at specific sites or by a specified number of users. NeoMedia generally does not make source codes available for NeoMedia's products.

     Due to the difficulty of doing so, NeoMedia has never policed, nor has it ever attempted to police, the unauthorized use of its products. Even though piracy of NeoMedia's proprietary rights could materially adversely affect it, NeoMedia believes that the threat of piracy, or the unavailability of protection under applicable laws, is less significant to its competitive and fiscal well being than its ability to respond to the rapid change in technology which characterizes the computer industry.

COMPETITION

     The markets in which NeoMedia competes are highly competitive, and NeoMedia believes that such competition is likely to intensify. Many of NeoMedia's competitors have substantially greater financial resources, larger research and development and sales staffs and greater name recognition than NeoMedia and, therefore, can respond more quickly and efficiently to changing technology and user needs. As usually occurs when competition increases, there is corresponding downward pressure on prices and profit margins, either of which could materially and adversely affect NeoMedia. NeoMedia believes that a potential source of competition is from its present customers who could choose to develop and produce products and render services in-house similar to those provided by NeoMedia.

     Since NeoMedia offers a variety of products and services, no generalities can be made as to its competitors, all of which differ depending upon the product or service offered.

     The largest competition, in terms of number of competitors, is for customers desiring systems integration, including the re-marketing of another party's products, and document solutions. These competitors range from the local, small privately held company to the large national and international organizations, including the large consulting firms, such as Andersen Consulting. A large number of companies act as re-marketers of another party's products, and therefore, the competition in this area is intense. In some instances, NeoMedia, in acting as a re-marketer, may compete with the original manufacturer.

     There are a number of companies that compete with NeoMedia for customers wishing to migrate from a legacy to an open systems environment. In addition, there are different competitors, depending upon the platform from which the migration is being done. Generally, as with competitors for NeoMedia's open systems services and products, the competitors for transition services business range from small to large companies. NeoMedia believes, however, that not a significant number of its competitors for the transition services business use automated tools to facilitate the migration. This, NeoMedia believes, gives it a competitive advantage in this area.

     Since the development of high capacity symbologies are in their relative infancy, at the current time there is very little competition. However, it can be expected that as this area develops, competitors will appear and competition will be significantly increased. No assurances can be given that NeoMedia will be able to compete successfully in this area should this occur.

     New or improved products and services can be expected from NeoMedia's competitors in the future. Market participants must compete on many fronts, including development time, engineering expertise, product quality, performance and reliability, price, name recognition, customer support and access to distribution channels. NeoMedia believes that it has been able to compete to date primarily through product quality, technical excellence, customer service and its ability to achieve desired results. NeoMedia's ability to compete in the future will depend upon many factors, including the ability to attract new customers and to diversify its customer base and products and services so as not to be dependent upon any one or several customers or product or service, to attract and retain qualified management, sales and technical personnel, to develop new products and services and to respond quickly and efficiently to new technology. There is no assurance that NeoMedia will be able to compete successfully or develop competitive products and services in the future.

LIABILITY INSURANCE

     NeoMedia has never had any liability claim asserted against it. However, NeoMedia could be subject to liability claims in connection with the use of the products and services that it sells. There can be no assurance that NeoMedia would have sufficient resources to satisfy any liability resulting from these claims or would be able to have its customers indemnify or insure NeoMedia against such claims. Although NeoMedia maintains insurance against such claims, there can be no assurance that such coverage will be adequate in terms and scope to protect NeoMedia against material adverse effects in the event of a successful claim.

GOVERNMENT REGULATION

     NeoMedia has no knowledge of any government regulation to which it is subject or which would materially adversely affect its business operations.

ENVIRONMENTAL PROTECTION COMPLIANCE

     NeoMedia has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. NeoMedia has not expended any capital to comply with any environmental protection statutes and does not anticipate that such expenditures will be necessary in the future.

EMPLOYEES

     As of December 31, 1996, NeoMedia employed 54 full-time and 5 part-time employees, located in ten states, which included 14 full-time employees and 1 part-time employee in systems integration, 9 full-time employees in product development, 16 full-time employees and 4 part-time employees in sales, 4 full-time employees in marketing and 11 full-time employees in executive and administrative positions. None of NeoMedia's employees are represented by a labor union or bound by a collective bargaining agreement. NeoMedia believes that its employee relations are good.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The statements contained in Item 1 (Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties more fully described in NeoMedia's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in NeoMedia's Prospectus dated November 25, 1996. NeoMedia cautions readers that these risks and uncertainties could cause NeoMedia's actual results in 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, NeoMedia. These risks and uncertainties include, without limitation, NeoMedia's limited operating history on which expectations regarding its future performance can be based, general economic and business conditions affecting the industries of NeoMedia's customers in existing and new geographical markets, competition from, among others, national and regional software developers and software/hardware sellers that have greater financial, technical and marketing resources and distribution capabilities than NeoMedia, the availability of sufficient capital, NeoMedia's ability to identify the right product mix, NeoMedia's ability to successfully acquire and integrate the operations of additional businesses and NeoMedia's ability to operate effectively in geographical areas in which it has no prior experience.


ITEM 2. DESCRIPTION OF PROPERTIES

     NeoMedia's principal executive, marketing and support facility is located at 2201 Second Street, Suite 600, Fort Myers, Florida 33901. NeoMedia occupies approximately 10,615 square feet under terms of a written lease from an unaffiliated party expiring on January 31, 2000. NeoMedia's principal sales facility is located at 280 West Shuman Boulevard, Suite 100, Naperville, Illinois 60563. NeoMedia occupies approximately 9,324 square feet under the terms of a written lease from an unaffiliated party expiring on December 31, 2000. NeoMedia subleases approximately 5,035 square feet of the sales facility under the terms of a written sublease to an unaffiliated party expiring on December 31, 2000.

     NeoMedia also leases, from an unaffiliated party, approximately 890 square feet of office space, pursuant to a written lease terminating August 31, 1997, at 112 South Tryon Street, Suite 1440, Charlotte, North Carolina 28284. Pursuant to the agreement by which NeoMedia purchased the migration tools from International Digital Scientific, Inc., NeoMedia occupied until January 31, 1997 approximately 4,900 square feet of office space at 28460 Stanford Avenue, Suite 100, Valencia, California 91355. In addition, NeoMedia leases, from an unaffiliated party, approximately 880 square feet of office space, pursuant to a written lease terminating January 31, 1997, at 12 Calle 1-25 Zona 10, Edificio Geminis, Torre Norte Officina 1006, Guatemala City, Guatemala 01010.

     NeoMedia also leases from Charles W. Fritz (NeoMedia's President) and his wife, pursuant to a verbal, month-to-month lease, space at 6054 Timberwood Circle, #240, Fort Myers, Florida 33908, which it currently uses as temporary housing for employees relocating to Fort Myers. Although this lease is between affiliated parties, NeoMedia believes that it is on terms no less favorable to it than could be obtained from unaffiliated parties.

     NeoMedia believes that its existing office space is adequate to meet its current and short-term requirements.

ITEM 3. LEGAL PROCEEDINGS

     NeoMedia is not a party to any material legal proceedings, nor to NeoMedia's knowledge is any material legal proceedings threatened against it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of NeoMedia security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION. NeoMedia's common stock and Warrants began trading on NASDAQ SmallCap Market on November 25, 1996, the date of its initial public offering. Prior to such time there was no established public trading market for NeoMedia's common stock or Warrants. Set forth below is the range of high and low sales prices for the common stock and Warrants for the periods indicated as reported by NASDAQ. The quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

TYPE OF SECURITY        PERIOD ENDED               HIGH        LOW
----------------        ------------               ----        ---

Common Stock            December 31, 1996(1)       $7.50       $5.13
                        March 14, 1997(2)          $6.31       $5.28

Warrants                December 31, 1996(1)       $1.50       $0.50
                        March 14, 1997(2)          $1.75       $1.06

---------------------------------
(1)  Includes only the period November 25, 1996 through December 31, 1996.
(2)  Includes only the period January 1, 1997 through March 14, 1997.

     (b) HOLDERS. As of February 28, 1997, there were 63 holders of record of NeoMedia's common stock and 42 holders of record of its warrants. NeoMedia believes that it has a greater number of shareholders because management believes that a substantial number of NeoMedia's common stock and Warrants are held of record in street name by broker-dealers for their customers.

     (c) DIVIDENDS. As of March 14, 1997, NeoMedia has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its businesses. As of March 14, 1997, NeoMedia has a letter of credit with First National Bank of Chicago, Chicago, Illinois, the terms of which require First National Bank of Chicago's written permission prior to the declaration of cash dividends. Currently, NeoMedia is in discussions with a number of financial institutions to obtain additional lines of credit. If any such additional lines are obtained, their terms may also contain provisions restricting NeoMedia's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dev-Tech Associates, Inc., NeoMedia's predecessor, was organized in December, 1989, and through the year ended December 31, 1996, a substantial part of NeoMedia's revenue was derived from software resales and equipment resales. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of software license fees, resales of software developed by independent vendors ("software resales"), resales of computer equipment manufactured by independent vendors ("equipment resales"), and fees for services, including consulting, education and postcontract software support. In addition, NeoMedia recently formed its Intelligent Document Solutions Unit to develop enabling technology and applications for printed materials containing high-capacity symbologies, which NeoMedia believes to be an expanding area in the emerging world of electronic commerce.

     NeoMedia's strategy is to increase sales of its proprietary software transition tools and applications as a percentage of total sales. License fees for the year ended December 31, 1996 increased 180.8% from the year ended December 31, 1995, and, as a percentage of total sales, increased to 4.4% of total sales during the year ended December 31, 1996 from 2.2% during the year ended December 31, 1995, while total sales increased to $17.5 million during 1996 as compared to $12.8 million during 1995, or an increase of 36.8%. NeoMedia has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Therefore, the failure to achieve this strategy could have a material adverse effect on NeoMedia's business, financial condition and results of operations.

     A substantial portion of NeoMedia's operating expense is related to personnel, facilities and amortization. Such operating expenses cannot be adjusted quickly and are therefore fixed in the short term. NeoMedia's expense levels for these items are based, in significant part, on NeoMedia's expectations of future sales. If actual sales levels are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of NeoMedia's expense varies with its sales in the short term.

     In general, NeoMedia's sales are difficult to forecast as the market for client/server equipment and software is rapidly evolving and NeoMedia's sales cycle, from the initial proposal to the customer through the purchase of product and related services varies substantially from customer to customer and from product to product. Also, NeoMedia's operating results may fluctuate significantly from period to period as a result of a variety of factors, including changes in the composition of NeoMedia's revenue, the timing of new product introductions and NeoMedia's expenditures on research and development and promotional programs, as well as the general state of the national and global economies. Demand for the products sold by NeoMedia may increase or decrease as a result of a number of factors, such as client preferences and product announcements by competitors.

     In the past, NeoMedia has realized a substantial portion of its sales in the last quarter of the year. It is not uncommon for equipment resellers and software companies to experience strong fourth quarters followed by weak first quarters. Such seasonality arises from many factors, such as the timing of product introductions and business cycles of NeoMedia's customers, and could be material to NeoMedia's interim results. Such cycles vary from customer to customer, and the overall impact on NeoMedia's results of operations cannot be predicted. There can be no assurances that NeoMedia will not display this pattern in future years. In addition, its business and results of operations could be affected by the overall seasonality of the industry.

     NeoMedia's quarterly operating results have been subject to variation and will continue to be subject to variation, depending upon factors, such as the mix of business among NeoMedia's services and products, the cost of material, labor and technology, particularly in connection with the delivery of business services, the costs associated with initiating new contracts or opening new offices, the economic condition of NeoMedia's target markets, and the cost of acquiring and integrating new businesses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     GENERAL. Loss before income taxes for the year ended December 31, 1996 was $2.9 million as compared to $1.3 million during the year ended December 31, 1995. During the first quarter of 1996, NeoMedia decided to invest in the infra-structure needed to manage current and expected future growth. The 1996 loss resulted primarily from increased general, administration, sales and marketing expenses associated with NeoMedia investing in expanding its infra-structure by hiring management, sales and other personnel to develop, market and sell new products. Using a portion of the proceeds from the IPO, NeoMedia intends to continue to expand its development, sales and marketing positions to increase revenue in each of its three business units: Document Systems Solutions Unit, Systems Transition Solutions Unit and Intelligent Document Solutions Unit. To a lesser extent, the increased loss was due to an increase in net interest expense, including expense associated with NeoMedia's private placement during the third quarter of 1996 of its 10% uncollateralized subordinated convertible promissory notes, due September 30, 1997.

     LICENSE FEES. NeoMedia's license fees are derived from licensing NeoMedia's internally developed and purchased software tools. During 1994, NeoMedia purchased the intellectual property rights to certain software tools which support migrations from proprietary computer environments to multiple varieties of UNIX systems. Additionally, NeoMedia developed its own proprietary software products for high speed printing and migration services. License fees for the year ended December 31, 1996 were $775,000 compared to $276,000 for the year ended December 31, 1995, an increase of $499,000 or 180.8%. This increase resulted primarily from $88,000 of initial sales of newly developed software and the $411,000 increase in sales of existing software transition tools. Cost of sales for license fees consisted primarily of fees paid to an independent software developer. Cost of sales as a percentage of related sales increased to 40.8% during 1996 from 30.1% during 1995 primarily due to the increased sales where fees were paid to an independent software developer.

     SOFTWARE RESALES. NeoMedia's software resales are derived from NeoMedia's strategic alliances with independent manufacturers of client/server computer equipment and independent developers of software applications and tools. Software resales increased by $1.0 million, or 87.2%, from $1.2 million for the year ended December 31, 1995 to $2.2 million for the year ended December 31, 1996. Reselling of UNIX client server administrative software began during 1996 and contributed $631,000 of sales for 1996. NeoMedia also began selling newly introduced micro- mainframe computers, which contributed $245,000 of sales for 1996. Cost of sales as a percentage of related sales increased to 63.0% during 1996 from 39.7% during 1995. This increase resulted primarily from the cost of the newly introduced products being 68.6% on average of related sales, while the cost of the existing software products resold being 59.4% on average of related sales. In addition, cost of sales for 1996 were affected by certain inventory received in 1994 at approximately $135,000 less than its estimated fair market value of $260,000 in exchange for an agreement with the vendor to pay the vendor royalties based on future sales. The inventory received was recorded at NeoMedia's estimated obligation under this royalty agreement. This inventory was depleted during 1995 resulting in an increase in the cost of sales during 1996.

     EQUIPMENT RESALES. NeoMedia's equipment resales are also derived from NeoMedia's strategic alliances with independent manufacturers of client/server computer equipment, including IBM Corporation and Sun Microsystems Computer Company. These alliances provide marketing support and sales leads in the client/server marketplace. Equipment resales increased by $3.9 million, or 45.7%, to $12.4 million for the year ended December 31, 1996, as compared to $8.5 million for the year ended December 31, 1995 primarily as the result of an expanded customer base. For the year ended December 31, 1996, increased equipment resales related to IBM RS/6000 workstations totaled $2.2 million principally as a result of changes in a vendor's sales incentive programs. Also, additional sales of Sun Microsystems workstations and servers were $1.7 million, while sales of mid-range printers decreased $176,000. Cost of sales as a percentage of related sales increased to 85.7% during 1996 from 83.3% during 1995 primarily due to a $500,000 one-time shipment of desktop printers to a major customer at cost.

     SERVICE FEES. NeoMedia's service fees consisting of sales from consulting, education and postcontract support services decreased by $721,000, or 25.8%, to $2.1 million for the year ended December 31, 1996, as compared to $2.8 million for the year ended December 31, 1995. A customer specific development project was completed during 1995, which contributed service fees of $133,000 during 1995. Moreover, NeoMedia's focus changed during 1995 to providing services using NeoMedia's proprietary software tools and licensing software rather than through service fees. Cost of services as a percentage of related sales increase to 91.9% during 1996 from 86.4% during 1995 primarily due to an increase in compensation expenses.

     AMORTIZATION OF SOFTWARE. Amortization of software for the year ended December 31, 1996, as compared to the year ended December 31, 1995, increased $84,000 as a result of the amortization of software costs capitalized during 1996; however, as a percentage of total net sales decreased to 3.7% during 1996 from 4.5% during 1995 due to the increase in net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.4 million, or 152.3%, to $2.3 million for the year ended December 31, 1996, from $907,000 in the year ended December 31, 1995. This increase was due mainly to an increase in the provision for bad debts, rent expenses, professional fees and compensation as NeoMedia builds an administration infra-structure to manage current and expected future growth.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature, while the rest of this compensation is directly related to sales volume. Sales and marketing expenses have increased $500,000, or 27.4%, to $2.3 million for the year ended December 31, 1996 from $1.8 million for the year ended December 31, 1995, as a result of the increase in net sales. NeoMedia anticipates that sales and marketing costs will increase as NeoMedia grows.

     RESEARCH AND DEVELOPMENT. During the year ended December 31, 1996, NeoMedia charged to expense 1.9% of total net sales in research and development expenses as compared to 3.4% during the year ended December 31,

1995. This percentage decrease was due to an increase in total net sales. NeoMedia currently intends to continue to make significant investments in research and development.

     INTEREST EXPENSE, NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, the bridge loan received by NeoMedia in August, 1996 in a private placement and NeoMedia's asset-based collateralized line of credit. Interest expense increased by $260,000, or 92.9%, to $540,000 for the year ended December 31, 1996 from $280,000 for the year ended December 31, 1995, due to an increase in debt outstanding during 1996 over 1995.

     PROVISION (BENEFIT) FOR INCOME TAXES. During 1996, NeoMedia established in its provision for income taxes a valuation allowance for all of the net deferred income tax assets. As of December 31, 1996, NeoMedia had a $1.6 million net operating loss carryforward which does not include the net operating losses of DTM prior to the Migration Merger. Until the Migration Merger, DTM was treated as an S Corporation for federal and state income tax purposes. Accordingly, federal income taxes on any earnings of DTM were payable by DTM's shareholder rather than by NeoMedia. With the Migration Merger, the S Corporation status of Migration was terminated and Migration became subject to statutory corporate income taxes. Consequently, the benefit for income taxes differs from the amount computed by applying the statutory federal rate of 34% primarily because of the net losses incurred by Migration.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, NeoMedia has financed its operation through shareholder loans and borrowings from a commercial bank and under a line of credit. In December, 1995 and in January, 1996, in several series of transactions between affiliates, funds were loaned and borrowed pursuant to promissory notes bearing interest at the rate of 8% per annum. See "Item 12 -- Certain Relationships and Related Transactions." In December, 1996 and February, 1997, NeoMedia repaid in full all of these related party loans. Also, in December, 1995 and in January, 1996, NeoMedia borrowed $250,000 each month from a commercial bank bearing interest at the bank's prime rate plus 0.5%.

     During 1995, NeoMedia had available a line of credit with a commercial bank that permitted borrowings up to the lesser of $2.0 million or 80% of eligible accounts receivable, as defined in the financing agreement. The line of credit had an interest rate equal to the bank's prime rate plus 1.0%. The line of credit was collateralized by accounts receivable and inventories, and required NeoMedia to maintain certain financial ratios. NeoMedia used this facility for funding its operations during 1995 and through the closing of the IPO shortly after which NeoMedia repaid in full the line of credit with its commercial bank.

     In November, 1996, NeoMedia completed its IPO receiving net proceeds of $5.7 million. As of December 31, 1996, NeoMedia's working capital was $5.0 million which represented a $5.9 million increase from December 31, 1995. In January, 1997, NeoMedia closed the IPO's over-allotment and received net proceeds of $1.3 million. In February, 1997, NeoMedia began discussions with a number of financial institutions for a line of credit to replace the bank line repaid in November, 1996, and enhance the line of credit with a commercial finance company.

     Net cash used in operating activities for the years ended December 31, 1996 and 1995, was $1.9 million and $937,000, respectively. During 1996, trade accounts receivable increased $1.9 million, while accounts payable and accrued expenses increased $1.8 million. During 1995, collections on trade receivables provided NeoMedia with cash of $1.7 million which was used primarily to reduce trade payables which decreased $2.2 million.

     NeoMedia's net cash flow used in investing activities for the years ended December 31, 1996 and 1995, was $433,000 and $444,000, respectively. Net cash provided by financing activities for the years ended December 31, 1996 and 1995, was $6.5 million and $1.3 million, respectively. During 1996, NeoMedia completed the IPO receiving net cash proceeds of $5.7 million, closed the private placement of bridge financing receiving net cash proceeds of $2.7 million and repaid notes totaling $1.9 million.

     To date, inflation has not had a material effect on NeoMedia's financial results. There can be no assurance, however, that inflation may not adversely affect NeoMedia's financial results in the future.

     NeoMedia utilizes various computer software packages as tools in running its daily operations. Management does not believe that NeoMedia will encounter any material problems with this software as a result of the change of the millennium on January 1, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for NeoMedia for the year ended December 31, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structure and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. NeoMedia has not yet determined the impact of implementing FAS 128.


ITEM 7. FINANCIAL STATEMENTS

The Financial Statements to this Form 10-KSB are attached commencing on page
F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In 1995, NeoMedia voluntarily changed its independent accountants from McGladrey & Pullen, LLP to Coopers & Lybrand L.L.P. This change was approved by NeoMedia's Board of Directors. The financial statements for each of the two years in the two-year period ending December 31, 1996, were audited by Coopers & Lybrand L.L.P. NeoMedia did not have any disagreements on accounting and financial disclosures with its accountants in the years ending December 31, 1996 or 1995.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     As of December 31, 1996 and March 14, 1997, NeoMedia's directors and executive officers were:

NAME                    AGE         POSITION HELD

Charles W. Fritz        40          President, Chief Executive Officer, Director
                                    and Chairman of the Board

William E. Fritz        66          Secretary and Director

Charles T. Jensen       53          Chief Financial Officer, Vice-President and
                                    Treasurer and Director

Robert T. Durst, Jr.    44          Chief Technical Officer, Vice-President of
                                    Technologies and Business Development and
                                    Director

Dan Trampel             44          Senior Vice-President -- Sales

A. Hayes Barclay        66          Director

James J. Keil           69          Director

Paul Reece              60          Director

     CHARLES W. FRITZ is a founder of NeoMedia and has served as its President and a Director since its inception, and as Chief Executive Officer and the Chairman of the Board of Directors since August 6, 1996. Prior to founding NeoMedia, Mr. Fritz was an Account Executive with IBM Corporation from 1986 to 1988, Director of Marketing and Strategic Alliances for the Information Consulting Group from 1988-1989, and a Consultant for McKinsey & Company. Mr. Fritz holds an M.B.A. from Rollins College and a B.A. in finance from the University of Florida. Mr. Fritz is the son of William E. Fritz, a Director of NeoMedia and its Secretary.

     WILLIAM E. FRITZ is a founder of NeoMedia and has served as Secretary and a Director since its inception. He also served as Treasurer of NeoMedia from its inception until May 1, 1996. Mr. Fritz, who has over thirty-two years in establishing and operating privately owned companies, currently is, and for at least the past ten years has been, an officer and either the sole stockholder or a majority stockholder, of Gen-Tech, Inc., Dev-Mark, Inc. and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz also has ownership interests and executive positions in several other companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's President, Chief Executive Officer and Chairman of the Board.

     CHARLES T. JENSEN has been Chief Financial Officer, Treasurer and Vice President of NeoMedia since May 1, 1996. He has been a Director since August 6, 1996. Prior to joining NeoMedia in November, 1995, Mr. Jensen, who has over 27 years of audit, finance and business experience, including audit experience with Price Waterhouse & Co., was Chief Financial Officer of Jack M. Berry, Inc., a Florida corporation which grows and processes citrus products from December, 1994 to October, 1995, and at Viking Range Corporation, a Mississippi corporation, a manufacturer of gas ranges from November, 1993 to December, 1994. From December, 1992 to February, 1994, Mr. Jensen was Treasurer of Lin Jensen, Inc., a Virginia corporation specializing in ladies clothing and accessories. Prior to that, from January, 1982 to March, 1993, Mr. Jensen was Controller and Vice-President of Finance of The Pinkerton Tobacco Co., a tobacco manufacturer. Mr. Jensen holds a B.B.A. in Accounting from Western Michigan University and is a Certified Public Accountant.

     ROBERT T. DURST, JR. has been Chief Technical Officer and Vice President of Technologies and Business Development since April 1, 1996. He has been a Director since August 6, 1996. Prior to joining NeoMedia, Mr. Durst held management positions with Symbol Technologies, Inc., Bohemia, New York, from February, 1992 to March, 1995 where, among other things, he worked extensively on two dimensional bar code technology. From March, 1986 to February, 1992, Mr. Durst was employed as a Technical Director by Pitney Bowes, Inc., Stamford, Connecticut. Mr. Durst holds a M.A. in Cognitive Psychology from the University of Illinois and a B.A. from Allegheny College.

     DAN TRAMPEL has been Senior Vice-President of Sales since July 3, 1996. Mr. Trampel has approximately twenty years of experience in sales, marketing, sales management and general management. Prior to joining the Company, from September, 1993 to May, 1994, Mr. Trampel was Vice-President of Sales for the Great Lakes region for Hitachi Data Systems, a California based company which markets mainframe computers and peripherals to Fortune 500 companies. From July, 1991 to August, 1993, Mr. Trampel was Vice-President of Sales, Marketing and Customer Support for Data-Link Systems, Incorporated, an Indiana based company which acts as a data servicer and software development concern to large banks and mortgage servicers. From February, 1989 to January, 1991, Mr. Trampel was Vice-President of Sales for the Central Region for Network Equipment Technologies, Incorporated, a California based company which provides high-speed hardware and software to Fortune 500 companies desiring to install and operate their own private data networks. From July, 1974 to February, 1989, Mr. Trampel worked for IBM Corporation where he worked in its Data Processing Division and National Accounts Division until 1985, when he became the Branch Manager of its Midtown Branch in Chicago, Illinois. Mr. Trampel holds a B.A. in Economics and Public Administration from Drake University.

     A. HAYES BARCLAY has been a Director of NeoMedia since August 6, 1996. Mr. Barclay has practiced law for approximately 33 years and since 1985, has been an officer, owner and employee of the law firm of Barclay & Damisch, Ltd. and its predecessor, with offices in Chicago, Wheaton, and Arlington Heights, Illinois. Mr. Barclay holds a B.A. degree from Wheaton College, a B.S. from the University of Illinois and a J.D. from the Illinois Institute of Technology - Chicago Kent College of Law.

     JAMES J. KEIL has been a Director of NeoMedia since August 6, 1996. He is founder and president of Keil & Keil Associates, a business and marketing consulting firm located in Washington, D.C., specializing in marketing, sales and document technology projects. Prior to forming Keil & Keil Associates in 1990, Mr. Keil worked for approximately thirty-eight years at IBM Corporation and Xerox Corporation in various marketing and sales positions. From 1989-1995, Mr. Keil was on the Board of Directors of Elixir Technologies Corporation (a non-public corporation), and from 1990-1992 was the Chairman of its Board of Directors. From 1992-1996, Mr. Keil served on the board of directors of Document Sciences Corporation. Mr. Keil holds a B.S. degree from the University of Dayton.

     PAUL REECE has been a Director of NeoMedia since August 6, 1996. From 1987 until 1994, when he retired from Pitney Bowes, Inc., Stamford, Connecticut, Mr. Reece served at various times as its Vice-President of Operations and Technology Division, Vice-President of Technical Systems and Advanced Products and Vice-President of Corporate Engineering and Technology. Prior to joining Pitney Bowes, Inc., Mr. Reece worked for nineteen years at General Electric Company in various technical, marketing and engineering positions. Mr. Reece holds a B.S., M.S. and Ph.D. in electronics and engineering from the University of Manchester, England.

     Directors are elected on an annual basis. Each director of NeoMedia holds office until the next annual meeting of the shareholders or until that director's successor has been elected and qualified. At present, NeoMedia's by-laws provide for not less than one director nor more than ten. Currently, there are seven directors. NeoMedia's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers of NeoMedia are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified.

     NeoMedia has agreed, for a period of four years from November 25, 1996, if so requested by the Joseph Charles & Associates, Inc. ("Joseph Charles") the representative of the several underwriters of NeoMedia's IPO, to nominate a designee of Joseph Charles as a director of NeoMedia.

DIRECTOR COMPENSATION

     Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Non-employee directors received options to purchase 3,000 shares of NeoMedia's common stock at $5.90 per share as of November 25, 1996 and will receive additional options to purchase 1,000 shares of NeoMedia's common stock as of the date of each annual meeting at which such person is re-elected or continues to serve as director. See "Executive Compensation - Stock Option Plan". NeoMedia anticipates that the Board of Directors will meet at least six times a year.

COMMITTEES OF THE BOARD OF DIRECTORS

     NeoMedia's Board of Directors has an Audit Committee, Compensation Committee and a Stock Option Committee. The Board of Directors does not have a Nominating Committee, and the functions of such committee are performed by the Board of Directors.

     AUDIT COMMITTEE. NeoMedia's Board of Directors acts as the Audit Committee, which is responsible for nominating NeoMedia's independent accountants for approval by the Board of Directors, reviewing the scope, results and costs of the audit with NeoMedia's independent accountants, and reviewing the financial statements, audit practices and internal controls of NeoMedia.

     COMPENSATION COMMITTEE. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of NeoMedia to the Board of Directors and for administering NeoMedia's Incentive Plan for Management. Charles W. Fritz and Charles T. Jensen served as the members of NeoMedia's Compensation Committee. On February 20, 1997, James J. Keil and Paul Reece were elected as additional members of NeoMedia's Compensation Committee.

     STOCK OPTION COMMITTEE. The Stock Option Committee, which is comprised of non-employee directors, is responsible for administering the Company's Stock Option Plan. Effective November 25, 1996, A. Hayes Barclay and James J. Keil became the members of NeoMedia's Stock Option Committee.

CERTAIN SIGNIFICANT EMPLOYEES

     KEVIN E. LEININGER has been in charge of managing NeoMedia's systems transition solutions business from May, 1996 until March, 1997, when he became director of NeoMedia's business development. From 1991 to 1996, he managed NeoMedia's open systems development services, which currently are part of NeoMedia's systems transition solutions services. From 1987 to 1991, prior to joining NeoMedia, Mr. Leininger held a Group Leadership Position with Fermi National Accelerator Laboratories. To date, Mr. Leininger has authored or co-authored six books on UNIX and the Internet, three of which have been McGraw Hill Book of the Month selections. Mr. Leininger holds a M.B.A. from the University of Chicago and a B.S. in Physics and Math from Iowa State University. Mr. Leininger is 32.

     RICK D. HOLLINGSWORTH has been Vice President of Technical Operations since August 19, 1996. Mr. Hollingsworth has twenty years of experience in software development. Prior to joining NeoMedia, from December 1994 to August 1996, Mr. Hollingsworth served as a consultant for a number of organizations in Southwest Florida. From June 1992 to November 1994, he was with Allen Systems Group as Chief Technical Officer. Prior to serving in this position, he served as Executive Vice President for product development. From May 1986 to June 1992, he served as Executive Vice President of Master Control Systems where he coordinated the development and marketing of new products. Mr. Hollingsworth holds a Bachelor of Business Administration from Baylor University. Mr. Hollingsworth is 44.

SECTION 16(A) COMPLIANCE

     With respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, James J. Keil, a director of NeoMedia, filed in March, 1997, a Form 4, Statement of Changes in Beneficial Ownership, for purchases of NeoMedia's common stock made in December, 1996 and February, 1997.

ITEM 10.EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION(1)
                                   --------------------------------------------------------------
                                                                      SECURITIES
                                                                      UNDERLYING
                                                                       WARRANTS/       ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR     SALARY        BONUS(2)      OPTIONS      COMPENSATION
---------------------------        -------  --------       --------      -------      ------------
Charles W. Fritz ..............    1996     $146,666      $ 36,667    260,000(3)       $5,486(4)
   President     ..............    1995      110,000          -0-
                 ..............    1994      145,000       230,000

Charles T. Jensen .............    1996       95,000        50,782     90,386(5)       $3,780(4)
   Chief Financial Officer.....    1995(6)    10,833          -0-

Robert T. Durst, Jr. ..........    1996      104,994        22,967    153,657(5)       $4,704(4)
   Chief Technical Officer ....

------------------------
(1) In accordance with the rules of the Securities and Exchange Commission ("Commission"), other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the Named Executive Officer for such year.
(2) The 1996 bonuses were paid in February, 1997, except $30,000 of the bonus to Mr. Jensen which was paid in August, 1996. The 1994 bonus was paid in December, 1994.
(3) Represents a warrant, exercisable for a period of four years commencing November 25, 1997, to purchase up to 260,000 shares of common stock at an exercise price of $8.85.
(4) Includes life insurance premiums and the corresponding income tax effects of these transactions.

(5)  Represents options granted under NeoMedia's Stock Option Plan.
(6) Amounts cover the period from date of employment by NeoMedia in November, 1995 until December 31, 1995.

EMPLOYMENT AGREEMENTS

     NeoMedia has entered into five year employment agreements ending April 30, 2001, with each of Charles W. Fritz, its President and Chief Executive Officer and Charles T. Jensen, its Chief Financial Officer, Vice President and Treasurer, and with Robert T. Durst, Jr., its Chief Technical Officer and Vice-President of Technologies and Business Development, ending March 31, 2001. The employment agreements for Messrs. Fritz, Durst and Jensen provide for an annual salary of $170,000, $140,000 and $110,000, respectively, subject to annual review by the Board of Directors which may increase but not decrease, such salary, and participation in all benefits and plans available to executive employees of NeoMedia. Each employment agreement terminates upon the employee's death or retirement, and may be terminated by NeoMedia upon the employee's total disability, as defined in the agreement, or for cause which is defined, among other things, as the willful failure to perform duties, embezzlement or conviction of a felony. In addition, Messrs. Fritz, Durst and Jensen participate in a special insurance disability plan and receive life insurance benefits not generally offered to other employees and are entitled to certain severance benefits. These severance benefits vary depending upon the reason for termination and whether there has been a change in control of NeoMedia. If termination occurs by NeoMedia (except for cause or total disability) or by the employee for good reason, as defined in the employment agreement, the agreement provides that NeoMedia will pay to the terminated employee (i) his salary through the date of termination, (ii) any deferred and unpaid amounts due under NeoMedia's Incentive Plan for Management, (iii) any accrued deferred compensation, (iv) an amount equal to two times the sum of his annual base salary plus his highest incentive compensation for the last two years, (v) unpaid incentive compensation including a pro rata amount of contingent incentive compensation for uncompleted periods, (vi) in lieu of any stock options granted whether under NeoMedia's Stock Option Plan or otherwise (which are canceled upon the following payment) a cash amount equal to the aggregate spread between the exercise prices of all options held at such time by such terminated employee and the higher of the highest bid price of the common stock during the twelve months immediately preceding the date of termination, or the highest price per share of common stock actually paid in connection with any change in control (as defined in the employment agreement) of NeoMedia provided that such payments do not violate the provisions of any option or the Stock Option Plan or other plan then in effect, (vii) an amount equal to any taxes payable on these payments, (viii) all relocation expenses if he moves his principal residence more than 50 miles within one year from the date of termination, and (ix) all legal fees and expenses incurred as a result of the termination. In addition, unless termination is for cause, NeoMedia must continue to fund through the terminated employee's normal retirement age any key man insurance that is in effect on the date of termination, or make a lump sum payment necessary to continue to pay such premiums and, for a period of two years following termination, maintain in effect for the benefit of the terminated employee all employee benefit plans, programs or arrangements in effect immediately prior to the date of termination. If the terminated employee's continued participation under such plan and programs is not allowable, NeoMedia is obligated to provide him with similar benefits. Each employment agreement provides that services may be performed for companies, other entities and individuals whether or not affiliated with NeoMedia provided that the performance of such services does not prevent the employee from attending to the affairs of NeoMedia and such companies are not in competition with NeoMedia. The employment agreements of Messrs. Fritz and Durst contain provisions prohibiting their competing with NeoMedia both during and, depending upon the reason for such termination, for one year following the termination of their employment.

INCENTIVE PLAN FOR MANAGEMENT

     Effective as of January 1, 1996, NeoMedia adopted an Annual Incentive Plan for Management ("Incentive Plan"), which provides for annual cash bonuses to eligible employees based upon the attainment of certain corporate and individual performance goals during the year. The Incentive Plan is designed to provide additional incentive to NeoMedia's management to achieve these growth and profitability goals. Participation in the Incentive Plan is limited to those employees holding positions assigned to incentive eligible salary grades and whose participation is authorized by NeoMedia's Compensation Committee which administers the Incentive Plan, including determination of employees eligible for participation or exclusion. The Board of Directors can amend, modify or terminate the Incentive Plan for the next plan year at any time prior to the commencement of such next plan year on January 1.

     To be eligible for consideration for inclusion in the Incentive Plan, an employee must be on NeoMedia's payroll for the last three months of the year involved. Death, total and permanent disability or retirement are exceptions to such minimum employment, and awards in such cases are granted on a pro-rata basis. In addition, where employment is terminated due to job elimination, a pro rata award may be considered. Employees who voluntarily terminate their employment, or who are terminated by NeoMedia for unacceptable performance, prior to the end of the year are not eligible to participate in the Incentive Plan. All awards are subject to any governmental regulations in effect at the time of payment.

     Performance goals are determined for both NeoMedia's and the employee's performance during the year, and if performance goals are attained, eligible employees are entitled to an award based upon a specified percentage of their base salary.

STOCK OPTION PLAN

     Effective as of February 1, 1996 (and amended and restated effective July 18, 1996 and further amended through November 18, 1996), NeoMedia adopted its 1996 Stock Option Plan ("Stock Option Plan"), the purpose of which is to retain the services of selected employees and attract new employees, consultants and directors by providing them with the opportunity to acquire a proprietary interest in NeoMedia and thus share in its growth and success. The Stock Option Plan provides for the granting of non-qualified stock options and "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and provides for the issuance of a maximum of 1,500,000 shares of common stock. Incentive stock options may be granted only to employees of NeoMedia or its subsidiaries. Stock options, other than incentive stock options, may be granted to any employee, officer, director or consultant. An employee may receive more than one grant of a stock option, including simultaneous grants of different forms of stock options. Options to purchase up to 3,000 shares of common stock are granted to non-employee directors on the date that such person first becomes a member of the Board of Directors. Non-employees currently serving as directors received such options to purchase 3,000 shares as of November 25, 1996. In addition, beginning with NeoMedia's first annual stockholder's meeting options to purchase up to an additional 1,000 shares of common stock will automatically be granted to each non-employee director as of the date of each annual meeting at which such person is re-elected or continues to serve as a director.

     The Stock Option Plan is currently administered by the Stock Option Committee of the Board of Directors The Stock Option Committee is currently composed of A. Hayes Barclay and James J. Keil and may not include an officer or employee of NeoMedia. No member of the Committee is eligible to receive stock options under the Stock Option Plan while serving on the Committee other than the automatic grant of options to non-employee directors. Subject to the provisions of the Stock Option Plan, the Committee has exclusive authority to interpret and administer the Stock Option Plan, to select the persons to whom stock options are granted, to determine the number of shares to be covered by each stock option and whether the option granted is an incentive stock option or a non-qualified stock option, to determine whether the shares covered by the option are restricted as to transferability and to determine the terms and conditions upon which each stock option may be exercisable. No stock options under the Stock Option Plan can be granted after January 31, 1999, and the maximum term of an option is ten years from the date of its grant. Upon the occurrence of certain transactions, including a sale, transfer or other disposition resulting in Charles W. Fritz, William E. Fritz and their affiliates owning less than a specified percentage of the voting stock of NeoMedia or the execution of a definitive agreement for the sale of all or substantially all of NeoMedia's assets or its consolidation or merger where NeoMedia is not the surviving entity, each then outstanding option immediately becomes exercisable. Under certain circumstances, the shares of common stock issuable upon exercise of the options may be increased or decreased.

     The exercise price of each option is determined by the Committee and must be either the fair market value of each share subject to the option on the date the option is granted, or at such other price as the Committee determines, but not less than 100% of the fair market value on the date of the grant.

     In lieu of tendering a cash payment to satisfy the option price, the optionee may, in the Committee's discretion, satisfy all or a portion of such option price by delivering shares of NeoMedia's common stock. Such shares of common stock are valued at their fair market value at the time of exercise.

     Options under the Stock Option Plan are non-transferable other than by will, the laws of descent or distribution or pursuant to a qualified domestic relations order. Options may be exercised only during the lifetime of the optionee and, except as may otherwise be provided, only by such individual. The Committee, in its discretion, may provide that an option is exercisable in installments and at specified times, and, at any time after the granting of an option, may accelerate the installment exercise dates. Each grant of an option is confirmed by an agreement ("Stock Option Agreement") between NeoMedia and the optionee, which provides, among other things, that shares received upon exercise of the option cannot be sold, transferred or otherwise disposed of for at least six months from the date of the Stock Option Agreement, none of the outstanding options can be exercised by the optionee thereof unless such optionee has been in the continuous employ of NeoMedia to the date of exercise, subject to termination of employment, death and disability and gives NeoMedia the right, under certain circumstances, to suspend an optionee's right to exercise an option.

     For options granted prior to July 18, 1996, depending upon the circumstances of an optionee's termination of employment, such optionee's stock options may be exercisable following such termination for up to three months, which is extended to twelve months from the date of death if the optionee dies during such three month period. If the termination is due to death, the option is exercisable for twelve months following the date of death. If the optionee's employment with NeoMedia is terminated without the consent of NeoMedia (other than due to the optionee's death) or for cause, as determined by the Committee, then such optionee's right to exercise the then-outstanding stock options terminates immediately. Options granted subsequent to July 18, 1996, terminate on the earlier of an optionee's termination of employment for any reason or the expiration of the term of the option, although the Committee, in its sole discretion, may allow the option to be exercised for any period following such termination but no longer than the expiration of the term. If at any time after termination an optionee engages in "detrimental activity", as defined in the Stock Option Plan, the Committee, in its discretion, may cause the optionee's right to exercise the option to be forfeited. Options then exercisable held by a non-employee director when such person ceases being a director must be exercised within twelve months following the date such person is no longer serving as a director, unless such termination of service as a director is due to such person's death, permanent disability or retirement pursuant to a Company policy, in which case, such options are exercisable during their remaining terms. The employment agreements of Messrs. Fritz, Durst and Jensen each provide that upon termination of employment by NeoMedia, other than for cause, death or retirement, or by the employee for "Good Reason" as defined in the employment agreement, any time following this offering, any options granted to the terminated employee are canceled and, in lieu thereof, such terminated employee is to receive a cash amount equal to the aggregate spread between the exercise prices of all options held at such time by such terminated employee and the higher of the highest bid price of the common stock during the twelve months immediately preceding the date of termination, or the highest price per share of common stock actually paid in connection with any change in control of NeoMedia (as defined), provided that such payments do not violate the provisions of any option or the Stock Option Plan or other plan then in effect.

     As of March 14, 1997, options to purchase an aggregate of 760,804 shares of common stock, at an exercise price of $.84, were granted and are outstanding under NeoMedia's Stock Option Plan, including options to Charles T. Jensen, its Chief Financial Officer, and to Robert T. Durst, Jr., its Vice-President of Technologies and Business Development, to purchase 90,386 and 153,657 shares of common stock, respectively. In addition, options to purchase an aggregate of 216,907 shares of common stock in a range of $5.50 to $6.19 per share have also been granted to employees, directors and consultants and are outstanding.

     Effective February 1, 1996 (and amended and restated effective July 18,
1996), DTM adopted a 1996 stock option plan providing for the issuance of a maximum of 400,000 shares of DTM common stock and identical in all other material respects to NeoMedia's Stock Option Plan. As a result of the Migration Merger, the DTM stock option plan is no longer in effect, no further options under the DTM stock option plan will be issued and holders of options to purchase shares of DTM common stock will, in lieu thereof, receive shares of NeoMedia's Common stock upon exercise of their options. As of the March 14, 1997, options to purchase 326,296 and 4,520 shares of common stock under the DTM stock option plan, at an exercise price of $.84 and $5.90 per share, respectively, have been granted and are outstanding.

     Following the Migration Merger, the aggregate number of shares of common stock issuable under NeoMedia's Stock Option Plan was not increased by the number of shares of stock issuable under the DTM stock option plan but remains at a maximum of 1,500,000 shares, including options granted under the DTM stock option plan. As of March 14, 1997, of the 1,500,000 options issuable under NeoMedia's Stock Option Plan, there are currently options granted to purchase an aggregate of 1,308,527 shares of common stock (including 330,816 options granted under the DTM stock option plan), and 183,021 options reserved for future issuance under the Stock Option Plan, and NeoMedia is obligated to grant 8,000 options in March 1997, as a result of the hiring of new employees.

     In consideration of loans made by him to it, NeoMedia has also granted to Charles W. Fritz a warrant to purchase up to 260,000 shares of common stock at an exercise price of $8.85. This warrant is exercisable for four years commencing November 25, 1997, and contains anti-dilution provisions.

     NeoMedia has agreed with Joseph Charles that except with respect to options granted as of November 25, 1996 and the grant of options under the Stock Option Plan, it will not issue any options until after November 25, 1997.

     In addition, grantees of options to purchase common stock who are eligible to resell the common stock issuable upon exercising the option under Rule 701 of the Securities Act have agreed (i) not to sell such common stock until after November 25, 1997 and (ii) following such period, to sell in accordance with the volume limitations of Rule 144(e)(1) of the Securities Act which limits the number of shares that may be sold by such person during any three month period to no more than the greater of (a) one percent of NeoMedia's then outstanding shares of common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of notice of sale with the Commission, or if no notice is required to be filed, the date of receipt by a broker to sell or the date of execution of the sale.

     The following presents certain information on stock options and warrants for the Named Executive Officers for the year ended December 31, 1996:

                        OPTION/WARRANT GRANTS IN 1996

                                        NUMBER OF     % OF TOTAL
                                        SECURITIES     OPTIONS /
                                        UNDERLYING     WARRANTS
                                         OPTIONS /    GRANTED TO
                                         WARRANTS     EMPLOYEES     EXERCISE    EXPIRATION
NAME                                      GRANTED      IN 1996       PRICE         DATE
----                                    ----------    ----------    --------    ----------
Charles W. Fritz.....................     260,000      100.0%        $8.85       11/25/01
Charles T. Jensen....................      90,386        6.4%        $ .84       02/01/06
Robert T. Durst, Jr..................     153,657       10.8%        $ .84       04/01/06

401(K) PLAN

     NeoMedia maintains a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). All employees of NeoMedia who are 21 years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective contributions of up to 20% of such participant's pre-tax salary (up to a statutorily prescribed annual limit, which is $9,500 for 1996) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be required to be lower. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions are fully vested at all times. The 401(k) Plan also provides for matching and discretionary contributions by NeoMedia. To date, NeoMedia has not made any such contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of March 14, 1997, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors, (iii) by each executive officer of NeoMedia named in the Summary Compensation Table and (iv) by all executive officers and directors of NeoMedia as a group.

                                              SHARES          PERCENTAGE
                                          BENEFICIALLY       BENEFICIALLY
NAME AND ADDRESS OF OWNER                    OWNED(1)           OWNED(1)
-------------------------                 ------------       ------------

Charles W. Fritz (2)(3) ...............     1,446,169            26.9%

William E. Fritz(2)(4) ................         1,000              *

Fritz Family Limited
Partnership (2)(4) ....................     1,511,742            28.2%

Chandler T. Fritz
1994 Trust(2)(5)(6) ...................        58,489             1.1%

Charles W. Fritz
1994 Trust(2)(5)(7) ...................        58,489             1.1%

Debra F. Schiafone
1994 Trust(2)(5)(8) ...................        58,489             1.1%

Charles T. Jensen(9) ..................        90,386             1.7%

Robert T. Durst, Jr.(9) ...............       153,657             2.8%

A. Hayes Barclay(10) ..................         1,000              *
     c/o Barclay & Damisch Ltd
     115 West Wesley Street
     Wheaton, Illinois 60187

James J. Keil .........................        10,000              *
     c/o Keil & Keil Associates
     733 15th Street, N.W.
     Washington, D.C.  20005

Paul Reece(11) ........................         2,000              *
     380 Gulf of Mexico Drive
     Long Boat Key, Florida  34228

All executive officers and
 directors as a group (8 persons)......     3,391,421            60.4%

---------------------------------

*    Less than one percent.

(1) Beneficial ownership is determined in accordance with rules of the Commission, and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within sixty days of March 14, 1997 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Options granted to Messrs. Trampel, Barclay, Keil and Reece and warrants (the "Principal Stockholder's Warrants") granted to Charles Fritz are not currently exercisable or exercisable within sixty days from March 14, 1997. Accordingly, the number of shares of common stock issuable upon the exercise of any option or warrant owned by such person or entity are not included in this table. Except as indicated by footnote, to the knowledge of NeoMedia, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)  c/o NeoMedia Technologies, Inc.
        2201 Second Street, Suite 600
        Fort Myers, Florida  33901

(3) Mr. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act. Shares beneficially owned do not include the Principal Stockholder's Warrants to purchase 260,000 shares of common stock at $8.85 per share after November 25, 1997.

(4) William E. Fritz, Secretary of NeoMedia, and his wife, Edna Fritz, are the general partners of this Limited Partnership, and therefore each are deemed to be the beneficial owner of the 1,511,742 shares held in the Fritz Family Partnership. As Trustee of each of the Chandler T. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the shares of the Company held in each trust. Accordingly, Mr. William E. Fritz is deemed to be the beneficial owner of an aggregate of 1,688,209 shares (175,467 of which as a result of being trustee of the Chandler T. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, 1,511,742 shares as a result of being co-general partner of the Fritz Family Partnership and 1,000 shares owned in his own name). Mr. William E. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

(5) William E. Fritz is the Trustee of this Trust and therefore is deemed to be the beneficial owner of such shares.

(6) Chandler T. Fritz, son of William E. Fritz, is primary beneficiary of this trust.

(7) Charles W. Fritz, son of William E. Fritz and President and Chief Executive Officer of NeoMedia, is primary beneficiary of this trust.

(8) Debra F. Schiafone, daughter of William E. Fritz, is primary beneficiary of this trust.

(9) Represents options granted under the 1996 Stock Option Plan which can be exercised, but cannot be sold until after November 25, 1997 in accordance with an agreement made with Joseph Charles.

(10) Does not include 1,000 shares of common stock owned by Mr. Barclay's adult child living at Mr. Barclay's home, beneficial ownership of which is disclaimed.

(11) Does not include 2,000 Warrants owned by Mr. Reece.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1994, NeoMedia paid to William E. Fritz the aggregate amount of $390,000 for a series of loans, in the aggregate amount of $803,000, made by him to NeoMedia in 1993 and 1994. The net result of such transactions was that as of December 31, 1994, NeoMedia was indebted to Mr. Fritz in the aggregate amount of $413,000, which is represented by a promissory note, payable within thirty days of demand, bearing interest at the rate of nine percent payable on the last day of each calendar month. As described below, in the series of transactions occurring in December, 1995, and January, 1996, this loan was repaid in full, with $230,000 and $183,000 of this loan being repaid in December, 1995 and January, 1996, respectively.

     At various times, Dev-Mark, Inc. ("Dev-Mark"), an Illinois corporation, solely owned by William E. Fritz and Gen-Tech, Inc. ("Gen-Tech"), an Illinois corporation, owned by William E. Fritz (or a limited partnership of which Mr. Fritz is a general partner) and three minority stockholders, each of which is a separate trust, with William E. Fritz, as trustee, and one of his three children (including Charles W. Fritz) as the primary beneficiary of one of the trusts, loaned money to NeoMedia and DTM. Until as of March 13, 1996, Dev-Mark and Gen-Tech were shareholders of NeoMedia, at which time the respective stock ownership in NeoMedia of such corporations was distributed to their respective stockholders.

     In 1994, Dev-Mark, in several transactions loaned to NeoMedia the aggregate principal amount of $255,000, $180,000 of which was repaid within approximately one week. The remaining $75,000 is represented by a promissory note, payable within thirty days of demand, bearing interest at the rate of nine percent payable on the last day of each calendar month. As set forth below, in the series of transactions occurring in December, 1995, and January, 1996, this loan was paid in full in January, 1996.

     In November, 1994, NeoMedia borrowed from Charles W. Fritz the principal sum of $45,000, which was repaid in less than one week.

     In 1994, Charles W. Fritz loaned DTM the principal sum of $10,000, represented by a promissory note, payable within thirty days of demand, bearing interest at the rate of nine percent payable on the last day of each calendar month. This loan was paid in full in February, 1997.

     In December, 1994, William E. Fritz loaned DTM the principal sum of $90,000, represented by a promissory note, payable within thirty days of demand, bearing interest at the rate of nine percent, payable on the last day of each calendar month. As described below, in the series of transactions occurring in December, 1995, and January, 1996, $70,000 and $20,000 of this loan were repaid in December, 1995, and January, 1996, respectively.

     In August, 1995, Gen-Tech loaned DTM the principal sum of $150,000, represented by a promissory note, payable within thirty days of demand, bearing interest at nine percent payable on the last day of each calendar month. As described below in the series of transactions occurring in December, 1995, and January, 1996, this loan was paid in full in December, 1995.

     In December, 1994 and throughout 1995, NeoMedia loaned to DTM the aggregate principal amount of approximately $600,000, represented by a $500,000 promissory note, payable within five days of demand, bearing interest at the prime rate of interest announced from time to time by NBD Bank, plus one percent, payable on the last day of each calendar month. This loan was paid in full in the series of transactions described below occurring in December, 1995, and January, 1996, with $230,000 being repaid in December, 1995, and $370,000 being repaid in January, 1996.

DECEMBER, 1995 AND JANUARY, 1996 TRANSACTIONS

     In December, 1995 and January, 1996, in a series of transactions between affiliates, funds were loaned and borrowed between Charles W. Fritz, William E. Fritz, Gen-Tech, Dev-Mark, DTM and NeoMedia.

     In the transactions occurring in December, 1995: (1) Charles W. Fritz loaned $450,000 to DTM, which used such funds to pay existing indebtedness of $230,000, $150,000 and $70,000 to NeoMedia, Gen-Tech and William E. Fritz, respectively, and (2) NeoMedia paid $230,000 to William E. Fritz in partial payment of existing indebtedness.

     In the transactions occurring in January, 1996: (1) Charles W. Fritz loaned $750,000 to DTM, which used such funds to pay existing indebtedness of $20,000 and $370,000 to William E. Fritz and NeoMedia, respectively, (2) DTM loaned $360,000 to NeoMedia, (3) NeoMedia paid $183,000 and $75,000 to William E. Fritz and Dev-Mark, respectively, for existing indebtedness, and (4) NeoMedia loaned William E. Fritz $472,000.

     The result of such transactions occurring in December, 1995, and January, 1996, with respect to NeoMedia was that (1) NeoMedia and DTM paid in its entirety any indebtedness owed by them to William E. Fritz, (2) NeoMedia loaned to William E. Fritz the principal sum of $472,000, represented by a note payable within 30 days of demand, bearing interest at eight percent per annum, (3) NeoMedia paid in its entirety any indebtedness owed by it to Dev-Mark, (4) Charles W. Fritz loaned to DTM the aggregate principal sum of $1,200,000, represented by notes payable within thirty days of demand, bearing interest at eight percent per annum, (5) DTM paid to William E. Fritz, NeoMedia and Gen-Tech, in their entirety, any indebtedness existing prior to or incurred as a result of such transactions, (6) DTM loaned to NeoMedia the principal sum of $360,000, which is represented by a note payable within 30 days of demand, bearing interest at eight percent per annum. The $472,000 loan receivable from William E. Fritz was repaid in full in February, 1997.

     Following these series of transactions occurring in December, 1995 and January, 1996, Migration was indebted to Charles W. Fritz in the aggregate principal amount of $1,210,000, which was comprised of the $1,200,000 resulting from these transactions and a $10,000 loan in 1994 described above. This $1,210,000 principal amount remained unpaid until October 1996, at which time Mr. Fritz contributed $738,000 of such indebtedness to additional paid-in capital of NeoMedia, thus reducing such aggregate principal indebtedness to him from Migration to $472,000. This loan was repaid in full in February, 1997.

     In March 1996, Dev-Mark loaned to NeoMedia the principal sum of $135,000, represented by a promissory note, payable within thirty days of demand, bearing interest at the rate of eight percent payable on the last day of each calendar month. This loan was repaid in full in December, 1996.

     In March, 1996, Charles W. Fritz loaned to NeoMedia the principal sum of $35,958.19, represented by a promissory note, payable within thirty days of demand, bearing interest at the rate of eight percent payable on the last day of each calendar month. $6,000 of the principal amount of this loan was repaid in several days from the date of the loan. The remaining principal amount of $29,958.19 was paid in August, 1996.

     In June, 1996, Charles W. Fritz loaned to NeoMedia the principal sum of $200,000, represented by a promissory note, payable within thirty days of demand, bearing interest at the rate of eight percent payable on the last day of each calendar month. This loan was repaid in full in December, 1996.

     In June, 1996, in consideration of loans made by Charles W. Fritz to it, NeoMedia granted to him a warrant (the "Principal Stockholder's Warrant") to purchase up to 260,000 shares of common stock at an exercise price $8.85. This warrant is exercisable for a period of four years commencing on November 25, 1997 and contains anti-dilution provisions.

     In connection with the extension of credit facilities by NBD Bank to NeoMedia in 1994, and in connection with the renewal of such credit facility (1) Gen-Tech (with respect to the first renewal in 1995 of the facility) and Dev-Mark (with respect to the initial facility) guaranteed NeoMedia's obligations to the Bank; (2) William E. Fritz pledged to the lender, as collateral for the loan, all shares of Gen-Tech stock owned by him until the second renewal in August, 1996, when such stock was released; (3) NeoMedia assigned to the Bank all of its rights in the demand promissory note for $500,000 from DTM to NeoMedia, and the security agreement between NeoMedia and DTM until the second renewal in August, 1996, when NeoMedia and DTM became co-borrowers; and (4) William E. Fritz

(and Dev-Mark and Gen-Tech with respect to the first renewal of the facility) subordinated rights to the Bank. In February, 1997, William E. Fritz, Dev-Mark and Gen-Tech were released from the guarantees on the NBD credit facility, including the letter of credit.

     In July, 1995, NeoMedia purchased from the estate of a deceased stockholder, 36 shares (506,161 shares on a post-exchange, post reverse stock split basis) of NeoMedia's common stock for $450,000. The purchase price, which was arrived at through negotiations between management and the estate of the deceased stockholder, is evidenced by a non-interest bearing promissory note payable in 36 equal installments of $12,500 each. Such shares were all of the shares of common stock owned by such deceased stockholder and represented 18% of the then issued and outstanding shares of common stock of NeoMedia.

     During the years ended December 31, 1996 and 1995, NeoMedia performed administrative services for Gen- Tech in the amount of $6,838 and $3,500, respectively, and for Dev-Mark in the amount of $11,363 and $27,364, respectively. During the years ended December 31, 1996 and 1995, NeoMedia performed administrative services for Storage 2000, Inc., an affiliated company, in the amount of $9,048 and $8,400, respectively, and for The Loop Group, Inc., an affiliated company, in the amount of $-0- and $3,000, respectively. In addition, for the years ended December 31, 1996 and 1995, NeoMedia has received rental payments from Storage 2000, Inc. in the amount of $10,992 and $2,748, respectively.

     From July 15, 1995 to February 15, 1996, Charles W. Fritz and his wife, pursuant to a verbal lease, leased space owned by them at 6054 Timberwood Circle, #240, Fort Myers, Florida 33908, to NeoMedia for use as an office at a monthly rental of $350. During this period, the condominium was also used by several employees as their personal living quarters, who paid Mr. Fritz monthly rental of $500. Since February 15, 1996, the space has been leased exclusively to NeoMedia at a monthly rental of $950.

     Charles W. Fritz, Gen-Tech and Dev-Mark have each guaranteed NeoMedia's obligations to IBM Credit Corporation ("ICC") under credit and financing accommodations granted by ICC to NeoMedia. In addition, each guarantor subordinated to ICC any liabilities and obligations owed to them by NeoMedia. If any guarantor breaches the guaranty, ICC has the right, among other things, to require immediate payment of all indebtedness of NeoMedia. In February, 1997, Gen-Tech and Dev-Mark were released from the guarantees to ICC.

     In November, 1996, NeoMedia entered into a lease with a William E. Fritz whereby Mr. Fritz leased to NeoMedia an exhibition booth which cost $85,435. The lease is for 36 months with monthly payments of $2,858.

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference to NeoMedia's Registration Statement and Exhibits thereto (SEC registration number 333-5534):

3.1 Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto (Incorporated by reference to Exhibit 3.1 to NeoMedia's Registration Statement No. 333-5534 (the"Registration Statement")).
3.2     By-laws of Dev-Tech Associates, Inc. (Incorporated by reference to
        Exhibit 3.2 to NeoMedia's Registration Statement).
3.3 Restated Certificate of Incorporation of DevSys, Inc. (Incorporated by reference to Exhibit 3.3 to NeoMedia's Registration Statement).
3.4 By-laws of DevSys, Inc. (Incorporated by reference to Exhibit 3.4 to NeoMedia's Registration Statement).
3.5 Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc. (Incorporated by reference to Exhibit 3.5 to NeoMedia's Registration Statement).

 3.6 Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc. (Incorporated by reference to Exhibit 3.6 to NeoMedia's Registration Statement).
 3.7 Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto (Incorporated by reference to Exhibit 3.7 to NeoMedia's Registration Statement).
 3.8    By-laws of Dev-Tech Migration, Inc. (Incorporated by reference to
        Exhibit 3.8 to NeoMedia's Registration Statement).
 3.9 Restated Certificate of Incorporation of DevSys Migration, Inc. (Incorporated by reference to Exhibit 3.9 to NeoMedia's Registration Statement).
 3.10   Form of By-laws of DevSys Migration, Inc. (Incorporated by reference to
        Exhibit 3.10 to NeoMedia's Registration Statement).
 3.11 Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc. (Incorporated by reference to Exhibit 3.11 to NeoMedia's Registration Statement).
 3.12 Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc. (Incorporated by reference to Exhibit 3.12 to NeoMedia's Registration Statement).
 3.13 Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing its name to NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 3.13 to NeoMedia's Registration Statement).
 3.14 Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split (Incorporated by reference to Exhibit 3.14 to NeoMedia's Registration Statement).
 4.1 Form of Certificate for Common Stock of DevSys, Inc. (Incorporated by reference to Exhibit 4.1 to NeoMedia's Registration Statement).
 4.2    Form of Joseph Charles' Warrant Agreement (Incorporated by reference to
        Exhibit 4.2 to NeoMedia's Registration Statement).
 4.3 Form of Private Placement Financing Converted Securities Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to NeoMedia's Registration Statement).
 4.4 Form of 10% Unsecured Subordinated Convertible Promissory Note (Incorporated by reference to Exhibit 4.5 to NeoMedia's Registration Statement).
 4.5    Form of Principal Stockholder's Warrant (Incorporated by reference to
        Exhibit 4.6 to NeoMedia's Registration Statement).
 4.6 Form of Placement Agent's Warrant Registration Rights Agreement (Incorporated by reference to Exhibit 4.7 to NeoMedia's Registration Statement).
 4.7 Form of Placement Agent's Warrant for the Purchase of Shares of Common Stock and Warrants (Incorporated by reference to Exhibit 4.8 to NeoMedia's Registration Statement).
 4.8    Form of Warrant Agreement and Warrant (Incorporated by reference to
        Exhibit 4.9 to NeoMedia's Registration Statement).
10.1 Form of "Lock Up" Agreement to be entered into by NeoMedia and its officers, directors and shareholders (Incorporated by reference to Exhibit 10.1 to NeoMedia's Registration Statement).
10.2 Form of Nonsolicitation and Confidentiality Agreement (Incorporated by reference to Exhibit 10.2 to NeoMedia's Registration Statement).
10.3 Employment Agreement dated May 1, 1996 between Dev-Tech Associates, Inc. and Charles W. Fritz (Incorporated by reference to Exhibit 10.3 to NeoMedia's Registration Statement).
10.4 Employment Agreement dated April 1, 1996 between Dev-Tech Associates, Inc. and Robert T. Durst, Jr. (Incorporated by reference to Exhibit 10.4 to NeoMedia's Registration Statement).
10.5 Employment Agreement dated May 1, 1996 between Dev-Tech Associates, Inc. and Charles T. Jensen (Incorporated by reference to Exhibit 10.5 to NeoMedia's Registration Statement).
10.6    Lease Agreement dated September 1, 1994, for premises located at
        112 South Tryon Street, Charlotte, North Carolina (Incorporated by reference to Exhibit 10.6 to NeoMedia's Registration Statement).
10.7 Lease dated August 29, 1995 for premises located at 280 Shuman Boulevard, Naperville, Illinois (Incorporated by reference to Exhibit
        10.8 to NeoMedia's Registration Statement).
10.8 Promissory Note, dated as of December 31, 1994, in the principal amount of $413,000, from Dev-Tech Associates, Inc. payable to William E. Fritz (Incorporated by reference to Exhibit 10.9 to NeoMedia's Registration Statement).

10.9 Promissory Note, dated as of December 31, 1994, in the principal amount of $75,000, from Dev-Tech Associates, Inc., payable to Dev-Mark, Inc. (Incorporated by reference to Exhibit 10.10 to NeoMedia's Registration Statement).
10.10 Promissory Note, dated as of December 31, 1994, in the principal amount of $10,000, from Dev-Tech Migration, Inc. to Charles W. Fritz (Incorporated by reference to Exhibit 10.11 to NeoMedia's Registration Statement).
10.11 Promissory Note, dated as of December 31, 1994, in the principal amount of $90,000, from Dev-Tech Migration, Inc. to William E. Fritz (Incorporated by reference to Exhibit 10.12 to NeoMedia's Registration Statement).
10.12 Promissory Note, dated August 15, 1995, in the principal amount of $150,000, from Dev-Tech Migration, Inc. to Gen-Tech, Inc. (Incorporated by reference to Exhibit 10.13 to NeoMedia's Registration Statement).
10.13 Demand Promissory Note, dated December 9, 1994, in the principal amount up to $500,000, from Dev- Tech Migration, Inc. to Dev-Tech Associates, Inc. (Incorporated by reference to Exhibit 10.14 to NeoMedia's Registration Statement).
10.14 Promissory Note, dated December 28, 1995, in the principal amount of $450,000, from Dev-Tech Migration, Inc. to Charles W. Fritz (Incorporated by reference to Exhibit 10.15 to NeoMedia's Registration Statement).
10.15 Promissory Note, dated January 2, 1996, in the principal amount of $360,000, from Dev-Tech Associates, Inc. to Dev-Tech Migration, Inc. (Incorporated by reference to Exhibit 10.16 to NeoMedia's Registration Statement).
10.16 Promissory Note, dated January 2, 1996, in the principal amount of $472,000, from William E. Fritz to Dev-Tech Associates, Inc. (Incorporated by reference to Exhibit 10.17 to NeoMedia's Registration Statement).
10.17 Promissory Note, dated January 2, 1996, in the principal amount of $750,000, from Dev-Tech Migration, Inc. to Charles W. Fritz. (Incorporated by reference to Exhibit 10.18 to NeoMedia's Registration Statement).
10.18 Promissory Note, dated December 31, 1994, in the principal amount of $46,748, from Dev-Tech Migration, Inc. to Brandon Edenfield. (Incorporated by reference to Exhibit 10.19 to NeoMedia's Registration Statement).
10.19 Promissory Note, dated June 19, 1995, in the principal amount of $20,000, from Dev-Tech Migration, Inc. to Brandon Edenfield. (Incorporated by reference to Exhibit 10.20 to NeoMedia's Registration Statement).
10.20 Security Agreement, dated December 9, 1994, between Dev-Tech Associates, Inc. and Dev-Tech Migration, Inc. (Incorporated by reference to Exhibit
        10.34 to NeoMedia's Registration Statement).
10.21 Agreement for Wholesale Financing (Security Agreement), dated October 20, 1992, to IBM Credit Corporation from Dev-Tech Associates, Inc. (Incorporated by reference to Exhibit 10.35 to NeoMedia's Registration Statement).
10.22 Guaranty from Gen-Tech, Inc. to IBM Credit Corporation (Incorporated by reference to Exhibit 10.36 to NeoMedia's Registration Statement).
10.23 Guaranty from Dev-Mark, Inc. to IBM Credit Corporation (Incorporated by reference to Exhibit 10.37 to NeoMedia's Registration Statement).
10.24 Amendment to Agreement for Wholesale Financing and to Addendum to Agreement for Wholesale Financing -- Large Sale Financing Option, dated August 16, 1994, from Dev-Tech Associates, Inc. to IBM Credit Corporation (Incorporated by reference to Exhibit 10.38 to NeoMedia's Registration Statement).
10.25 Assignment Agreement, dated September 15, 1994, from Dev-Tech Associates, Inc. to IBM Credit Corporation (Incorporated by reference to
        Exhibit 10.39 to NeoMedia's Registration Statement).
10.26 Guaranty (By Individual) dated October 20, 1992, to IBM Credit Corporation from Charles W. Fritz, as Guarantor (Incorporated by reference to Exhibit 10.40 to NeoMedia's Registration Statement).
10.27 Collateralized Guaranty, dated August 16, 1994, to IBM Credit Corporation from Gen-Tech, Inc. (Incorporated by reference to Exhibit
        10.41 to NeoMedia's Registration Statement).

10.28 Collateralized Guaranty, dated August 16, 1994, to IBM Credit Corporation from Dev-Mark, Inc. (Incorporated by reference to Exhibit
        10.42 to NeoMedia's Registration Statement).
10.29 Dev-Tech Associates, Inc. Annual Incentive Plan for Management (Incorporated by reference to Exhibit 10.43 to NeoMedia's Registration Statement).
10.30 Dev-Tech Associates, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.44 to NeoMedia's Registration Statement).
10.31 First Amendment and Restatement of Dev-Tech Associates, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.45 to NeoMedia's Registration Statement).
10.32   Form of Stock Option Agreement - Dev-Tech Associates, Inc.
        (Incorporated by reference to Exhibit 10.46 to NeoMedia's Registration Statement).
10.33 Dev-Tech Migration, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.47 to NeoMedia's Registration Statement).
10.34 First Amendment and Restatement of Dev-Tech Migration, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.48 to NeoMedia's Registration Statement).
10.35 Form of Stock Option Agreement - Dev-Tech Migration, Inc. (Incorporated by reference to Exhibit 10.49 to NeoMedia's Registration Statement).
10.36 Dev-Tech Associates, Inc. 401(k) Plan and amendments thereto (Incorporated by reference to Exhibit 10.50 to NeoMedia's Registration Statement).
10.37 Engagement Letter, dated March 13, 1995, with Compass Capital, Inc. and Amendments thereto (Incorporated by reference to Exhibit 10.51 to NeoMedia's Registration Statement).
10.38 Mutual General Release and Stock Purchase Agreement with the Estate of Thomas Ruberry (Incorporated by reference to Exhibit 10.52 to NeoMedia's Registration Statement).
10.39 Form of "Lock-Up" Agreement with Bridge Financing Selling Stockholders and Form of Addendum to Subscription Agreement (Incorporated by reference to Exhibit 10.53 to NeoMedia's Registration Statement).
10.40   Forms of Agreements Not to Sell (Incorporated by reference to
        Exhibit 10.58 to NeoMedia's Registration Statement).
10.41 Letter of Intent dated October 11, 1996 between NeoMedia Technologies, Inc. and E-Stamp Corporation (Incorporated by reference to Exhibit 10.59 to NeoMedia's Registration Statement).
10.42 First Amendment and Restatement of NeoMedia Technologies, Inc. 1996 Stock Option Plan (As Established Effective February 1, 1996, and as amended through November 18, 1996) (Incorporated by reference to Exhibit
        10.60 to NeoMedia's Registration Statement).

     The following exhibits are filed herewith:

10.43 Agreement of Lease Between First Union National Bank of Florida and NeoMedia Technologies, Inc. Dated November 27, 1996
10.44 Sublease Agreement Between NeoMedia Technologies, Inc. and Lancaster Annuity Services Company Dated November 8, 1996
10.45 Agreement for Sale of Assets Between Basic Developments, Inc., a Panama Company, and Meja Sistemas C. A., a Guatemala Company, and NeoMedia Technologies, Inc. Dated February 12, 1997
10.46 Master Lease Between William E. Fritz and NeoMedia Technologies, Inc. Dated November 6, 1996
10.47 Agreement for Wholesale Financing (Security Agreement) Between IBM Credit Corporation and NeoMedia Technologies, Inc. Dated February 20, 1997
10.48 Collateralized Guaranty Between IBM Credit Corporation and NeoMedia Migration, Inc. Dated February 20, 1997
10.49 Termination of Collateralized Guaranty Between IBM Credit Corporation, Gen-Tech, Inc. and Dev-Mark, Inc. Dated February 5, 1997

21      Subsidiaries

27      Financial Data Schedule
--------------------------------------------
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 25th day of March, 1997.

                                       NEOMEDIA TECHNOLOGIES, INC.
                                       ---------------------------
                                       Registrant

                                       By: /s/ CHARLES W. FRITZ
                                           -------------------------------------
                                           Charles W. Fritz, President, Chief
                                               Executive Officer and
                                               Chairman of the Board



     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1997.

SIGNATURES                      TITLE

 /s/ CHARLES W. FRITZ           President, Chief Executive Officer,
----------------------------    Chairman of the Board and Director
Charles W. Fritz

 /s/ WILLIAM E. FRITZ           Secretary and Director
----------------------------
William E. Fritz

 /s/ CHARLES T. JENSEN          Chief Financial Officer,
----------------------------    Treasurer and Director
Charles T. Jensen

 /s/ ROBERT T. DURST, JR.       Director
----------------------------
Robert T. Durst, Jr.

 /s/ A. HAYES BARCLAY           Director
----------------------------
A. Hayes Barclay

 /s/ JAMES J. KEIL              Director
----------------------------
James J. Keil

 /s/ PAUL REECE                 Director
----------------------------
Paul Reece

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. and subsidiaries ("NeoMedia") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the NeoMedia's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMedia as of December 31, 1996 and 1995, and the consolidated results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






/s/ COOPERS & LYBRAND L.L.P.
----------------------------
Coopers & Lybrand L.L.P.
Chicago, Illinois
March 14, 1997

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                          DECEMBER 31,
                                                      -------------------
ASSETS                                                  1996       1995
                                                      -------    --------
                                                        (In thousands)
Current assets:
   Cash and cash equivalents ......................   $ 4,159    $     11
   Trade accounts receivable, net of allowance for
      doubtful accounts of $216 and $311 ..........     4,983       3,473
   Amounts due from related parties ...............       496          58
   Inventories ....................................       105         129
   Costs and estimated earnings in excess of
      billings on uncompleted contracts ...........        40         127
   Deferred income taxes ..........................      --           193
   Deposits .......................................        19         203
   Prepaid expenses and other .....................       529         340
                                                      -------    --------

      Total current assets ........................    10,331       4,534
                                                      -------    --------

Property and equipment, net of accumulated
      depreciation ................................       278         269
Capitalized software costs, net of accumulated
      amortization ................................       657       1,030
                                                      -------    --------

   Total assets ...................................   $11,266    $  5,833
                                                      =======    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................   $ 3,800    $  2,041
   Accrued expenses ...............................     1,043         670
   Bank financing .................................      --         1,625
   Notes payable to related parties ...............      --           352
   Current portion of long-term debt ..............       262         245
   Other ..........................................       245         518
                                                      -------    --------

      Total current liabilities ...................     5,350       5,451
                                                      -------    --------

Long-term debt, net of current portion ............     1,589       1,830
                                                      -------    --------

      Total liabilities ...........................     6,939       7,281
                                                      -------    --------

Shareholders' equity (deficit):
   Common stock, $.01 par value, 15,000,000 shares
      authorized, 5,114,316 and 3,639,539 shares
      outstanding .................................        51          36
   Additional paid-in capital .....................     8,801         (34)
   Accumulated deficit ............................    (4,525)     (1,059)
                                                      -------    --------
      Subtotal ....................................     4,327      (1,057)
   Less treasury stock, at cost ...................      --          (391)
                                                      -------    --------

      Total shareholders' equity (deficit) ........     4,327      (1,448)
                                                      -------    --------

   Total liabilities and shareholders' equity .....   $11,266    $  5,833
                                                      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
                                                        (dollars in thousands,
                                                        except per share data)
NET SALES:
   License fees ....................................   $      775    $      276
   Software product resales ........................        2,231         1,192
   Technology equipment resales ....................       12,438         8,538
   Service fees ....................................        2,074         2,795
                                                       ----------    ----------
      Total net sales ..............................       17,518        12,801
                                                       ----------    ----------

COST OF SALES:
   License fees ....................................          316            83
   Software product resales ........................        1,406           473
   Technology equipment resales ....................       10,665         7,112
   Service fees ....................................        1,906         2,414
   Amortization of capitalized software costs ......          655           571
                                                       ----------    ----------
      Total cost of sales ..........................       14,948        10,653
                                                       ----------    ----------

GROSS PROFIT .......................................        2,570         2,148

General and administrative expenses ................        2,288           907
Sales and marketing expenses .......................        2,326         1,826
Research and development costs .....................          335           436
                                                       ----------    ----------

Loss from operations ...............................       (2,379)       (1,021)

Interest expense, net ..............................          540           280
                                                       ----------    ----------

LOSS BEFORE INCOME TAXES ...........................       (2,919)       (1,301)

Provision (Benefit) for income taxes ...............          156          (170)
                                                       ----------    ----------

NET LOSS ...........................................   $   (3,075)   $   (1,131)
                                                       ==========    ==========

PER SHARE DATA:
   Net loss per share ..............................   $    (0.72)   $    (0.26)
                                                       ==========    ==========

   Weighted average common and common
       equivalent shares outstanding ...............    4,266,753     4,362,420
                                                       ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                       1996          1995
                                                                    -----------   ----------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................   $(3,075)   $(1,131)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Provision for doubtful accounts ................................       431        311
   Depreciation and amortization ..................................       797        679
   Gain on sale of property and equipment .........................      --            4
   Deferred income taxes provision (benefit) ......................       193       (139)
   Changes in operating assets and liabilities:
      Trade accounts receivable ...................................    (1,941)     1,704
      Other current assets ........................................      (161)      (353)
      Accounts payable and accrued expenses .......................     1,759     (2,155)
      Other current liabilities ...................................       100        143
                                                                      -------    -------

      Net cash used in operating activities .......................    (1,897)      (937)
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased software      (293)      (278)
Proceeds from sales of property and equipment .....................      --           19
Acquisition of property and equipment .............................      (140)      (185)
                                                                      -------    -------

      Net cash used in investing activities .......................      (433)      (444)
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units ...............................     5,701       --
Advance to shareholders ...........................................      (472)      --
Borrowings under notes payable and long-term debt .................     3,225      3,554
Repayments on notes payable and long-term debt ....................    (2,283)    (2,311)
Borrowings from shareholders and related parties ..................     1,123        140
Repayments to shareholders and related parties ....................      (816)       (42)
                                                                      -------    -------

      Net cash provided by financing activities ...................     6,478      1,341
                                                                      -------    -------

NET INCREASE (DECREASE) IN CASH ...................................     4,148        (40)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................        11         51
                                                                      -------    -------

CASH AND CASH EQUIVALENTS, END OF YEAR ............................   $ 4,159    $    11
                                                                      =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid ..................................................   $   566    $   134
   Income taxes paid ..............................................        65         58
   Non-cash investing and financing activities:
      Conversion of bridge loan to common stock ...................     2,411       --
      Capital contribution from related party .....................       738       --
      Retirement (Acquisition) of treasury
       stock for a note payable ...................................       391       (391)

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                   ADDITIONAL   RETAINED                  NUMBER
                                          COMMON    PAID-IN-    EARNINGS    TREASURY        OF
                                           STOCK     CAPITAL    (DEFICIT)    STOCK        SHARES
                                          ------   ----------   ---------   --------     ---------
                                                            (Dollars in thousands)

Balance, December 31, 1994 ............     $36      $  (34)     $    72      $--        3,639,539

Acquisition of treasury stock, at cost.      --        --           --         (391)          --

Net loss ..............................      --        --         (1,131)      --             --
                                            ---      ------      -------      -----      ---------

Balance, December 31, 1995 ............      36         (34)      (1,059)      (391)     3,639,539

Retirement of treasury stock, at cost..      (5)          5         (391)       391       (506,161)

Capital contribution from related party      --         738         --         --             --

Proceeds from issuance of 1,700,000
   units, net of $1,756 of
   issuance costs .....................      17       5,684         --         --        1,700,000

Conversion of bridge loan to
   common stock .......................       3       2,408         --         --          280,938

Net loss ..............................      --        --         (3,075)      --             --
                                            ---      ------      -------      -----      ---------

Balance, December 31, 1996 ............     $51      $8,801      $(4,525)     $--        5,114,316
                                            ===      ======      =======      =====      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

   NeoMedia Technologies, Inc. ("Technologies") was incorporated under the laws of the state of Delaware in July 1996 to acquire by merger Dev-Tech Associates, Inc. ("Dev-Tech"), an Illinois corporation, which was incorporated in December 1989. On August 5, 1996, Technologies acquired all of the shares of Dev-Tech in exchange for the issuance of shares of Technologies' common stock to the shareholders of Dev-Tech. Dev-Tech Migration, Inc. ("DTM") was incorporated in June 1994 in Illinois. On November 20, 1996, DTM was merged into NeoMedia Migration, Inc. ("Migration"), a Delaware corporation and a wholly owned subsidiary of Technologies, in exchange for the issuance of 827,525 shares of Technologies' common stock to the shareholder of DTM (the "Migration Merger"). Technologies and Migration (collectively, "NeoMedia" or the "Company"), since Migration's inception, have shared certain management and were controlled by common shareholders. These transactions have been accounted for in a manner similar to the pooling of interests method of accounting using historical book values rather than fair market value as all entities involved were under common control. Distribuidora Vallarta, S.P.A. is a wholly-owned subsidiary of Migration and was incorporated in Guatemala in August, 1996, to employ computer software developers and system integrators. As these transactions were completed as of December 31, 1996, the financial statements of NeoMedia have been presented on a consolidated basis for all periods presented. The financial position and results of NeoMedia as of and for the periods prior to these mergers have been combined in a manner consistent with NeoMedia's consolidation principles as of December 31, 1996. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

   The historical number of shares of common stock have been restated to give effect to a stock split in March, 1996, whereby each holder of common stock received 15,555.60975 shares of common stock for each share of common stock then owned and to a reverse stock split on November 1, 1996, whereby each holder of common stock received .90386 shares of common stock for each one share then owned. The reverse stock split applied to all outstanding stock options as of November 1, 1996.

   In July, 1995, Dev-Tech purchased 36 shares of its common stock in exchange for a non-interest bearing uncollateralized note payable for $450,000. The note payable is due in 36 monthly installments of $12,500 commencing August, 1995. As of December 31, 1995, the acquired shares were recorded in treasury stock in the consolidated balance sheet at cost of $391,000 which equals the carrying value of the note discounted at Dev-Tech's incremental borrowing rate of 10%. The discount is being accreted to interest expense over the term of the note. In May, 1996, Dev-Tech filed an amendment to its Articles of Incorporation to retire these 36 shares (506,161 shares on a post-exchange and reverse stock split basis) of common stock.

   The effect of this exchange and reverse stock split has been incorporated into the consolidated financial statements and notes of NeoMedia for all periods presented as follows:
                                                         SHARES ISSUED
                                                     ----------------------
                                                                 SUBSEQUENT
                                                     PRIOR TO        TO
                                                     EXCHANGE     EXCHANGE
                                                     AND SPLIT    AND SPLIT
                                                     ---------   ----------
Dev-Tech:
   Shares outstanding  .......................           164      2,305,853
   Shares in treasury  .......................            36        506,161
Migration ....................................         1,000        827,525
                                                                  ---------
Total shares issued as of December 31, 1995...                    3,639,539
                                                                  =========

NATURE OF BUSINESS OPERATIONS

   NeoMedia operates in one business segment which is comprised of three principal applications markets: (i) Intelligent Document Solutions, (ii) Document Systems Solutions and (iii) Systems Transition Solutions.

   The INTELLIGENT DOCUMENT SOLUTIONS UNIT was established to assist clients in linking printed material to electronic media. NeoMedia has developed its own technology, and has rights to use the technology of others, to generate printed documents which can be automatically "read" by machines, such as computers equipped with scanners and appropriate software. These "machine readable" documents incorporate printed codes which contain thousands of bytes of information, including computer programs rendering them functionally equivalent to a computer floppy disk with a limited capacity to hold information. These codes are referred to in the industry as "high capacity symbologies" and "multi-dimensional" or "two-dimensional" bar codes. NeoMedia refers to documents that incorporate high capacity symbologies as "Intelligent Documents," and currently provides software and services to support the application of this technology.

   The DOCUMENTS SYSTEMS SOLUTIONS UNIT was established to assist clients in definition, design, implementation and management of their document system environments. These services include strategic consulting to define and optimize enterprise wide documents strategies, as well as systems integration and development to implement effective document generation, archive and management systems. NeoMedia specializes in the technical areas of electronic forms management, document production systems and intelligent document solutions incorporating multi-dimensional bar code technologies. The document system process provided by NeoMedia also includes electronic media alternatives such as Internet and Intranet channels.

   The SYSTEMS TRANSITION SOLUTIONS UNIT was established to enable clients to migrate applications on closed, proprietary ("legacy") systems to more cost effective and extendable open systems platforms. NeoMedia has acquired and developed a line of proprietary products and tools utilized in its migration services. NeoMedia also provides strategic consulting, systems development, systems engineering and support services in connection with its systems transition solutions.

   As part of the services provided in connection with system transition solutions service engagements, NeoMedia acts as a reseller of purchased hardware in connection with open systems development and migrations. NeoMedia maintains relationships with a number of major companies under which NeoMedia sells third party purchased hardware and software products of those companies.

   NeoMedia has established several strategic alliances with third party software and hardware vendors, leading consulting firms and major system integrators. These alliances are integral to NeoMedia's business operations.

   NeoMedia principally markets and distributes its products through distributors in the United States (although it has distributors in Europe, Asia, the Middle East, Indonesia and Latin America), and currently has U. S. district offices located in Illinois, California, Minnesota, and Florida.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

   License fees represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Software product and technology equipment sales represent revenue from the resale of purchased third party hardware and software products. Service fees represent revenue from consulting, education, and post contract software support services.

   NeoMedia recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition." Software license fees are recognized upon shipment to the customer to the extent that collection is probable and the remaining obligations of NeoMedia are insignificant. When all components necessary to run hardware have been shipped and only insignificant post-delivery obligations remain, revenue and costs are recognized at the time of shipment, based upon the sales price and the cost of specific items shipped. Historically, product returns and allowances have been insignificant.

   Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support, and sales of NeoMedia's proprietary software which is not bundled with hardware or software of third parties. Hardware maintenance is generally billed to the customers in advance on a monthly, quarterly or annual basis and recognized as revenue ratably over the term of the maintenance contract. Other service revenues, including training and consulting, are recognized as the services are performed. Revenues related to custom programming and other services provided under fixed fee contract arrangements are recognized based on the percentage of completion method, measured by the percentage of direct labor and subcontractor costs incurred to date in relation to total estimated direct labor and subcontractor costs for each contract. Unrecognized amounts are recorded as deferred revenue.

   Contract costs include all direct material, labor and subcontractor costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Changes in job performance, job conditions and estimated profitability, including amounts arising from contract penalty provisions, and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which such revisions are determinable. Costs and estimated earnings in excess of billings on uncompleted contracts, represents revenue recognized in excess of amounts billed.

INVENTORIES

   Inventories are stated at the lower of cost or market and are comprised principally of purchased computer technology resale products including equipment and software products. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

   Property and equipment are carried at cost less allowances for accumulated depreciation. Repairs and maintenance are charged to expense as incurred. Depreciation is generally computed using the straight line method over the estimated useful lives of the related assets. The estimated useful lives range from three to five years for equipment and up to seven years for furniture and fixtures. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

CAPITALIZED SOFTWARE COSTS

   Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, quality assurance and documentation writing, are capitalized.

   Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software, generally not exceeding three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

INCOME TAXES

   In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

   DTM, with the consent of its shareholder, elected to be treated as a small business corporation (S corporation under the Internal Revenue Code) for income tax purposes. Accordingly, until the Migration Merger, DTM's taxable income and related tax credits were reportable by the shareholder on the individual's income tax returns. The pro forma benefit for income taxes, net loss and per share information for the years ended December 31, 1996 and 1995 of the combined operations of Dev-Tech and DTM calculated using the statutory tax rates in effect during the applicable periods, as if DTM were taxable as a C Corporation, are identical to the historic information presented in NeoMedia's consolidated financial statements. Such pro forma calculations assume the adoption of FAS 109 by DTM as of June 1994 (date of incorporation of DTM). No income tax benefit would have been recognized from the net operating losses of DTM as a 100% valuation allowance would have been recorded against a deferred tax asset as a result of the uncertainty of DTM's ability to generate future taxable income.

COMPUTATION OF LOSS PER SHARE

   The computation of net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of outstanding stock options, which pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, are included in the weighted average shares as if they were outstanding for the entire period to the extent granted within the twelve months preceding the contemplated public offering date, using the treasury stock method until such time as shares are issued. For the years ended December 31, 1996 and 1995, the computation of the weighted average number of common shares and common share equivalents outstanding was as follows:
                                                     1996         1995
                                                  ---------    ---------

Common stock .................................    3,328,758    3,420,434
Effect of  stock options .....................      937,995      941,986
                                                  ---------    ---------
Total ........................................    4,266,753    4,362,420
                                                  =========    =========
                                      F - 9

   For the years ended December 31, 1996 and 1995, information regarding loss per share computed on a historical basis under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share," was as follows:

                                                      1996         1995
                                                   ----------   ----------

Net loss per share ..........................      $    (0.92)  $    (0.33)
                                                   ==========   ==========

Weighted average common shares outstanding...       3,328,758    3,420,434
                                                   ===========  ==========

   In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for NeoMedia for the year ended December 31, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structure and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. NeoMedia has not yet determined the impact of implementing FAS 128.

FINANCIAL INSTRUMENTS

   The fair value of NeoMedia's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to NeoMedia for borrowings with similar terms.

CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $216,000 and $311,000 in its December 31, 1996 and 1995 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry of $6,932,000 and $6,257,000 during the years ended December 31, 1996 and 1995, respectively, resulting in trade accounts receivable of $2,507,000 and $1,690,000 as of December 31, 1996 and 1995, respectively. Revenue generated from the remarketing of computer equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 71% and 67% of NeoMedia's revenue for the years ended December 31, 1996 and 1995, respectively.

ACCOUNTING FOR STOCK OPTIONS

   Effective January 1, 1996, NeoMedia adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, FAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to continue using the accounting method in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been adopted. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Because NeoMedia elected to continue using the accounting method in APB 25, no compensation expense was recognized in the consolidated statement of operations for the year ended December 31, 1996 for stock-based employee compensation. Assuming a risk-free interest rate of 5.05% with the options granted at $.84 and 6.00% with the remaining options, an expected life of three years, an expected volatility of 25.00% and no expected dividends, the effect of using the fair value method of accounting on net loss for the year ended December 31, 1996 would have increased net loss to $3,399,000, or $(.80) per share.

CASH AND CASH EQUIVALENTS

   For the purposes of the balance sheet and statement of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

   NeoMedia periodically enters into long-term software development and consultation agreements with certain customers. As of December 31, 1996 and 1995, certain contracts were not completed and information regarding these uncompleted contracts was as follows:
                                                                1996     1995
                                                                -----    -----
                                                                (In thousands)

Total amount of contracts in progress ....................      $ 119    $ 687
                                                                =====    =====

Costs incurred to date on uncompleted contracts ..........      $  65    $ 260
Estimated earnings on uncompleted contracts ..............         54      181
                                                                -----    -----

   Subtotal ..............................................        119      441
Less customer billings to date ...........................         79      314
                                                                -----    -----

Costs and estimated earnings in excess of
   billings on uncompleted contracts .....................      $  40    $ 127
                                                                =====    =====

4. PROPERTY AND EQUIPMENT

   As of December 31, 1996 and 1995, property and equipment consisted of the following:

                                                               1996       1995
                                                               -----      -----
                                                                (In thousands)

Furniture and fixtures ...................................     $ 135      $ 130
Equipment ................................................       642        507
                                                               -----      -----

   Total .................................................       777        637

Less accumulated depreciation ............................      (499)      (368)
                                                               -----      -----

Total property and equipment, net of accumulated
  depreciation ...........................................     $ 278      $ 269
                                                               =====      =====
                                     F - 11

5. CAPITALIZED SOFTWARE COSTS

   As of December 31, 1996 and 1995, capitalized software costs consisted of the following:

                                                            1996         1995
                                                           -------      -------
                                                              (In thousands)

Purchased software ...................................     $ 1,495      $ 1,567
Internally developed software ........................         459          210
                                                           -------      -------

   Total .............................................       1,954        1,777

Less accumulated amortization ........................      (1,297)        (747)
                                                           -------      -------

Total capitalized software costs, net of
 accumulated amortization ............................     $   657      $ 1,030
                                                           =======      =======

   During the years ended December 31, 1996 and 1995, NeoMedia recognized amortization expense applicable to purchased software of $531,000 and $500,000, respectively, and amortization expense applicable to internally developed software of $124,000 and $71,000, respectively.

   In October 1994, DTM purchased via seller financing certain computer software from International Digital Scientific, Inc. ("IDSI"). The aggregate purchase price was $2,000,000 and was funded by an uncollateralized seller payable, without interest, in an amount equal to the greater of : (i) 5% of the collected gross revenues of Migration for the preceding month; or (ii) the minimum installment payment as defined. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (DTM's incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount is being accreted to interest expense over the term of the note. The software acquired is being amortized over its estimated useful life of three years. The balance of the note payable, net of unamortized discount, as December 31, 1996 and 1995 was $1,115,000 and $1,203,000, respectively.

   On February 12, 1997, NeoMedia entered into an agreement to purchase certain computer software from Basic Developments, Inc. for an aggregate purchase price of $220,000, of which $120,000 was paid at closing and $100,000 is due on February 12, 1998.

6. FINANCING AGREEMENTS

   Technologies entered into an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Borrowings are collateralized by accounts receivable generated from the sales of merchandise to NeoMedia's customers and are personally guaranteed by certain shareholders of NeoMedia. As of December 31, 1996 and 1995, amounts due under this financing agreement included in accounts payable were $2,275,000 and $1,281,000, respectively.

   As of December 31, 1995, Technologies had bank notes payable of $1,625,000. The bank notes payable were under a $2,000,000 revolving line of credit facility that accrued interest at the bank's prime rate plus 0.5%, or 9.5% as of December 31, 1995. During August 1996, Technologies replaced this facility with a $2,000,000 promissory note bearing interest at the bank's prime rate plus 1.0%, which was repaid in full on November 30, 1996. The note was collateralized by substantially all of NeoMedia's assets and guaranteed by a certain shareholder and certain affiliated companies.

   As of December 31, 1996, the bank had issued a $750,000 letter of credit to the benefit of the above-mentioned commercial finance company. This letter of credit was guaranteed by a certain shareholder of NeoMedia. In February, 1997, NeoMedia pledged a $750,000 certificate of deposit with the bank to collateralize the letter of credit and the shareholder was released from the guarantee.

 7. NOTES PAYABLE TO RELATED PARTIES

   During 1996 and 1995, NeoMedia borrowed and made repayments on various notes with certain shareholders and affiliates. As of December 31, 1995, notes payable to related parties consisted of a $277,000 unsecured and subordinated demand note to a shareholder and a $75,000 unsecured demand note to an affiliate. Both of these notes bore interest at 9% and were repaid in full during 1996.

   Additionally, as of December 31, 1995, NeoMedia had a $450,000 long-term note payable to a related party. In January, 1996, NeoMedia borrowed $750,000 (which bore interest at 8% per annum and was payable on demand) from a principal shareholder, increasing the total notes payable (including a third $10,000 loan from 1994) to this shareholder to $1,210,000. In October 1996, this shareholder contributed $738,000 of this note to additional paid-in capital leaving a balance as of December 31, 1996 of $472,000. In February, 1997, NeoMedia repaid the note in full.

8. LONG-TERM DEBT

   As of December 31, 1996 and 1995, long-term debt consisted of the following:

                                                               1996       1995
                                                              ------     ------
                                                                (In thousands)

Note payable to IDSI, non-interest bearing, due with
   minimum monthly installments of $16,000
   through December 2005 .................................    $1,584     $1,776
Note payable to former shareholder, non-interest
   bearing, due  with minimum monthly installments
   of $12,500 through July 1998 ..........................       237        387
Note payable to shareholder, 8%, due December 2000 .......       472        450
Capital leases ...........................................        44         82
                                                              ------     ------
   Subtotal ..............................................     2,337      2,695
Less:  unamortized discount ..............................      (486)      (620)
                                                              ------     ------
   Total long-term debt ..................................     1,851      2,075
Less:  current portion ...................................      (262)      (245)
                                                              ------     ------

Long-term debt, net of current portion ...................    $1,589     $1,830
                                                              ======     ======

    The long-term debt payments for each of the next five fiscal years ending December 31 were as follows:

                                                                 AMOUNT IN
                                                                 THOUSANDS
                                                                 ---------
      1997  ...................................................   $  366
      1998  ...................................................      299
      1999  ...................................................      192
      2000  ...................................................      192
      2001  ...................................................      664
      Thereafter ..............................................      624
                                                                   -----
      Total ...................................................   $2,337
                                                                  ======

9. INCOME TAXES

   For the years ended December 31, 1996 and 1995, the components of the benefit for income taxes were as follows:

                                                             1996     1995
                                                             -----  -------
                                                             (In thousands)

Current ..............................................       $(37)  $ (31)
Deferred .............................................        193    (139)
                                                             ----   ------

Provision (Benefit) for income taxes.................        $156   $(170)
                                                             ====   =====

   The significant components of the deferred tax provision in 1996 were as follows:

                                                               Amounts in
                                                                thousands
                                                               ----------

Deferred tax benefit, exclusive of
  the components listed below.............................       $ (826)

Tax effect of change in the status of Migration...........         (391)

Increase in valuation allowance...........................        1,410
                                                                 ------
      Total...............................................       $  193
                                                                 ======

   As of December 31, 1996 and 1995, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                      1996                       1995
                                               ---------------------     --------------------
                                               TEMPORARY       TAX       TEMPORARY      TAX
                                               DIFFERENCE     EFFECT     DIFFERENCE    EFFECT
                                               ----------     ------     ----------    ------
                                                                (In thousands)
Accrued employee benefits .................      $  245       $    98       $ 68       $ 27
Bad debts .................................         216            86        311        124
Accrued interest payable ..................         265           106        --         --
Deferred revenue ..........................         234            93        --         --
Capitalized software development costs ....         815           326        --         --
Net operating loss carryforwards ..........       1,644           658        --         --
Other .....................................         (11)           (4)       (14)        (5)
Alternative minimum tax credit carryforward                        47                    47
                                                              -------                  ----

Total deferred tax assets .................                     1,410                   193

Valuation allowance .......................                    (1,410)                  --
                                                              -------                  ----

Net deferred income tax asset .............                   $   --                   $193
                                                              =======                  ====

   For the years ended December 31, 1996 and 1995, the benefit for income taxes differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                                         1996                1995
                                                   ----------------    ----------------
                                                   AMOUNT       %      AMOUNT       %
                                                   ------     -----    ------     -----
                                                            (Dollars in thousands)
Benefit at federal statutory rate ............     $(992)     (34)%    $(442)     (34)%
Migration S-corporation loss allocated
     directly to shareholder .................       321       11        294       23
State income taxes, net of federal tax effects        --       --        (23)      (2)
Permanent differences ........................        11       --          8        1
Change in valuation allowance ................       826       28         --       --
Other ........................................       (10)     (--)        (7)      (1)
                                                   -----      ---      -----      ---

Provision (Benefit) for income taxes .........     $ 156        5%     $(170)     (13)%
                                                   =====      ===      =====      ===

   As of December 31, 1996, NeoMedia had net operating loss carryforwards remaining for federal tax purposes of approximately $1,644,000, which may be used to offset future taxable income or will expire, if unused, in 2011. Should certain substantial changes (as defined by the federal income tax code), occur in NeoMedia's ownership, an annual limitation would be imposed on the amount of loss which could be utilized in any one year. Because realization of NeoMedia's net operating losses carried forward is uncertain, a valuation allowance has been established against the related deferred tax assets.

10. TRANSACTIONS WITH RELATED PARTIES

   NeoMedia made advances to various related parties including companies affiliated through common ownership. These advances arose from expenses paid by NeoMedia on behalf of the affiliated companies and allocations of certain administrative costs for services provided by NeoMedia. Total administrative costs allocated to affiliated companies were $27,000 and $42,000 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996 and 1995, the amounts outstanding totalled $24,000 and $48,000, respectively, and were classified as amounts due from related parties in the accompanying consolidated balance sheets. During the years ended December 31, 1996 and 1995, NeoMedia and certain employees leased office and residential facilities from related parties for rental payments totalling $11,000 and $5,000, respectively.

   On January 2, 1996, NeoMedia provided to one of its principal shareholders an advance of $472,000 payable within 30 days of demand by NeoMedia. This loan bore interest at 8% payable on a monthly basis. This loan was repaid in full in February, 1997.

   In March, 1996, NeoMedia borrowed $135,000 from a related entity and $36,000 from a principal shareholder, payable within thirty days of demand, bearing interest at 8% per annum. In June, 1996, NeoMedia borrowed $200,000 from a principal shareholder, payable within thirty days of demand, bearing interest at 8% per annum. The net proceeds from these financing transactions were used for general corporate operating purposes. These loans were repaid in full during 1996. In connection with the June, 1996 note, NeoMedia granted a warrant to the shareholder to purchase up to 260,000 shares of NeoMedia's common stock at an exercise price of $8.85. This warrant is exercisable for four years commencing from November 25, 1997. Assuming a risk-free interest rate of 6.25%, an expected life of three years, an expected volatility of 25.0% and no expected dividends, the effect of using the fair value method of accounting on net loss for the year ended December 31, 1996 would have increased net loss to $3,114,000, or $(.73) per share.

11. LEASES

   NeoMedia leases certain office equipment, principally telecommunication equipment, under leases which are capital in nature. As of December 31, 1996 and 1995, NeoMedia had net assets of $53,000 and $89,000, respectively, under these capital leases.

   NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 1996 and 1995, NeoMedia's rent expense was $353,000 and $325,000, respectively. Beginning December 1, 1996, NeoMedia subleased a portion of its office facilities until the lease expires.

   The aggregate amount of expected lease payments and receipts under operating leases for each of the next five years ending December 31 was as follows:

                                                   PAYMENTS         RECEIPTS
                                                   --------         ---------
                                                         (In thousands)

      1997 .............................            $  415            $137
      1998 .............................               449             173
      1999 .............................               404             179
      2000 .............................               229             183
      2001 .............................                 3             --
      Thereafter .......................                 2             --
                                                    ------            ----

      Total ............................            $1,502            $672
                                                    ======            ====

   In November, 1996, NeoMedia entered into a lease with a principal shareholder whereby the shareholder leased to NeoMedia an exhibition booth which cost $85,435. The lease is for 36 months with monthly payments of $2,858.

12. DEFINED CONTRIBUTION SAVINGS PLAN

   NeoMedia maintains a defined contribution 401(k) savings plan covering substantially all eligible employees meeting certain minimum age and months of service requirements, as defined. Participants may make elective contributions up to established limits. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The plan provides for matching and discretionary contributions by NeoMedia, although no such contributions to the plan have been made to date.

13. EMPLOYEE STOCK OPTION PLAN

   Effective February 1, 1996, NeoMedia adopted the 1996 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 1,500,000 shares of NeoMedia's common stock. The Stock Option Committee of the Board of Directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price shall be equal to or in excess of the fair market value per share of NeoMedia's common stock on the date of grant. Options granted during 1996 were granted at an exercise price equal to fair market value on the date of grant. No options shall be granted subsequent to January 31, 1999 under the Plan. Options granted can not be exercised during the year following the date of grant and must be exercised within ten years from the date of grant. Additionally, in conjunction with the initial public offering, each employee agreed not to sell any stock obtained by exercising their stock options until after November 25, 1997. No stock options were exercisable as of December 31, 1996.

   NeoMedia's stock options as of December 31, 1996 and changes during the year ended December 31, 1996 were as follows:
                                                       WEIGHTED
                                                        AVERAGE      NUMBER
                                                       EXERCISE       OF
                                                        PRICE        SHARES
                                                       --------     ---------

Granted  .............................................   $1.72      1,555,603
Reverse stock split ..................................    1.57       (135,850)
Exercise .............................................      --             --
Forfeited ............................................    1.34        (81,581)
                                                         -----      ---------

Outstanding as of December 31, 1996...................   $1.76      1,338,172
                                                         =====      =========

Available for grant as of December 31, 1996...........                161,828
                                                                    =========

Weighted average fair value at grant date.............   $ .43
                                                         =====

   As of December 31, 1996, NeoMedia's stock options outstanding were as follows:

                                                  WEIGHTED
                                                  AVERAGE       WEIGHTED
                                                 REMAINING      AVERAGE
                                   NUMBER       CONTRACTUAL     EXERCISE
      RANGE OF EXERCISE PRICES   OUTSTANDING       LIFE          PRICE
      ------------------------   -----------    -----------     --------

              $.84                1,087,552      9.1 years       $ .84
           $5.50 to $5.90           250,620      9.8 years       $5.74


14. PUBLIC OFFERING OF COMMON STOCK AND WARRANTS

   On November 25, 1996, NeoMedia completed an initial public offering ("IPO") of 1,235,000 shares of common stock at $5.90 per share and 1,700,000 redeemable warrants, at $.10 per warrant, to purchase shares of common stock, and an offering by certain selling security holders of an additional 465,000 shares of NeoMedia's common stock. The selling security holders also were issued 745,938 warrants upon conversion of the convertible notes from NeoMedia. In addition, on January 16, 1997, NeoMedia completed the sale of an over-allotment of 255,000 shares of common stock and 255,000 redeemable warrants. The redeemable warrants may be called by NeoMedia at $.05 per warrant at any time after November 25, 1997, provided that the closing average bid price of the common stock equals or exceeds $8.85 per share for twenty consecutive trading days ending within thirty days prior to the date notice of redemption is given.

   In connection with the offering, NeoMedia agreed to sell to the underwriters, for nominal consideration, warrants to purchase up to 170,000 shares of common stock and 170,000 warrants (collectively, the "Underwriters Warrants"). The Underwriters Warrants are initially exercisable at a price of $8.85 per share of common stock and warrant for a period of four years after November 25, 1997, and are restricted from sale, transfer and assignment until November 25, 1997.

15. BRIDGE FINANCING

   During July and August 1996, NeoMedia issued, in a private placement, convertible promissory notes due in September 1997. Each unit consisted of a $50,000 10% promissory note convertible into 13,750 shares and 13,750 warrants of NeoMedia's common stock upon consummation of the IPO valued at an average of $3.64 per share. NeoMedia received $2,697,000 in cash proceeds from this private placement, net of $278,000 in expenses. These expenses were amortized to interest expense over the life of the notes. NeoMedia retired $262,500 of these notes on November 23, 1996. Of the remaining 745,938 shares available for conversion, 465,000 were sold by the note holders in connection with the IPO.

                                  EXHIBIT INDEX
                                  -------------


SEQUENTIAL    EXHIBIT
PAGE NUMBER   NUMBER   DOCUMENT

   56          10.43   Agreement of Lease Between First Union National Bank of
                       Florida and NeoMedia Technologies, Inc. Dated November
                       27, 1996

   86          10.44   Sublease Agreement Between NeoMedia Technologies, Inc.
                       and Lancaster Annuity Services Company Dated November 8,
                       1996

  117          10.45   Agreement for Sale of Assets Between Basic Developments
                       Inc., a Panama Company, and Meja Sistemas C. A., a
                       Guatemala Company, and NeoMedia Technologies, Inc. Dated
                       February 12, 1997

  145          10.46   Master Lease Between William E. Fritz and NeoMedia
                       Technologies, Inc. Dated November 6, 1996

  156          10.47   Agreement for Wholesale Financing (Security Agreement)
                       Between IBM Credit Corporation and NeoMedia Technologies,
                       Inc. Dated February 20, 1997

  163          10.48   Collateralized Guaranty Between IBM Credit Corporation
                       and NeoMedia Migration, Inc. Dated February 20, 1997

  170          10.49   Termination of Collateralized Guaranty Between IBM Credit
                       Corporation, Gen-Tech, Inc. and Dev-Mark, Inc. Dated
                       February 5, 1997

  172          21      Subsidiaries

  174          27.1    Article 5 Financial Data Schedule for December 31, 1996