Form 10QSB
period 1997-03-31
NEOMEDIA TECHNOLOGIES INC
filed 1997-05-12
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                   FORM 10-QSB
    (Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified In Its Charter)

               DELAWARE                                  36-3680347
     ------------------------------                 -------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

    2201 SECOND STREET, SUITE 600, FORT MYERS, FLORIDA           33901
    --------------------------------------------------         ----------
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

    As of April 30, 1997, there were outstanding 5,375,192 shares of the issuer's Common Stock and 3,130,938 warrants.


          PART I -- FINANCIAL INFORMATION    ITEM 1. FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,  DECEMBER
ASSETS                                                                  1997     31, 1996
                                                                    -----------  --------
                                                                        (In thousands)
Current assets:
     Cash and cash equivalents .................................    $  3,740     $  4,159
     Trade accounts receivable, net of allowance for doubtful
         accounts of $149 and $216 .............................       4,784        4,983
     Amounts due from related parties ..........................          19          496
     Inventories ...............................................          67          105
     Prepaid expenses and other ................................         610          588
                                                                    --------     --------
         Total current assets ..................................       9,220       10,331
                                                                    --------     --------
Property and equipment, net of accumulated depreciation ........         321          278
Capitalized software costs, net of accumulated amortization ....         805          657
                                                                    --------     --------
     Total assets ..............................................    $ 10,346     $ 11,266
                                                                    ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................    $  2,640     $  3,800
     Accrued expenses ..........................................       1,339        1,043
     Current portion of long-term debt .........................         257          262
     Other .....................................................         415          245
                                                                    --------     --------
         Total current liabilities .............................       4,651        5,350
                                                                    --------     --------
Long-term debt, net of current portion .........................       1,055        1,589
                                                                    --------     --------
         Total liabilities .....................................       5,706        6,939
                                                                    --------     --------
Shareholders' equity:
     Common stock, $.01 par value, 15,000,000 shares authorized,
         5,375,192 and 5,114,316 shares outstanding ............          54           51
     Additional paid-in capital ................................      10,118        8,801
     Accumulated deficit .......................................      (5,532)      (4,525)
                                                                    --------     --------
         Total shareholders' equity ............................       4,640        4,327
                                                                    --------     --------
     Total liabilities and shareholders' equity ................    $ 10,346     $ 11,266
                                                                    ========     ========

    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                    -------------------------
                                                        1997          1996
                                                    -----------    ----------
                                                       (Dollars in thousands,
                                                        except per share data)

NET SALES:
     License fees ...............................   $       218    $       159
     Software product resales ...................            64          1,290
     Technology equipment resales ...............         3,695          2,900
     Service fees ...............................           578            747
                                                    -----------    -----------
         Total net sales ........................         4,555          5,096
                                                    -----------    -----------
COST OF SALES:
     License fees ...............................            62             48
     Software product resales ...................            49            847
     Technology equipment resales ...............         3,214          2,553
     Service fees ...............................           393            464
     Amortization of capitalized software costs .           144            139
                                                    -----------    -----------
         Total cost of sales ....................         3,862          4,051
                                                    -----------    -----------
GROSS PROFIT ....................................           693          1,045

General and administrative expenses .............           756            384
Sales and marketing expenses ....................           801            469
Research and development costs ..................           177             64
                                                    -----------    -----------
Income (Loss) from operations ...................        (1,041)           128

Interest expense, net ...........................            11            104
                                                    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ...............        (1,052)            24

Benefit for income taxes ........................           (45)           (17)
                                                    -----------    -----------
NET INCOME (LOSS) ...............................   $    (1,007)   $        41
                                                    ===========    ===========
PER SHARE DATA:
     Net income (loss) per share ................   $     (0.16)   $       .01
                                                    ===========    ===========
     Weighted average number of common and common
          equivalent shares outstanding .........     6,255,305      4,071,373
                                                    ===========    ===========

    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                      ------------------
                                                                         1997      1996
                                                                      -------    -------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................   $(1,007)   $    41
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Provision for doubtful accounts ..............................        30       --
     Depreciation and amortization ................................       168        170
     Changes in operating assets and liabilities:
         Trade accounts receivable ................................       169       (829)
         Other current assets .....................................        21         43
         Accounts payable and accrued expenses ....................    (1,160)      (443)
         Other current liabilities ................................       466      1,129
                                                                      -------    -------
         Net cash provided by (used in) operating activities ......    (1,313)       111
                                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased software      (299)       (75)
Acquisition of property and equipment .............................       (60)       (67)
                                                                      -------    -------
         Net cash used in investing activities ....................      (359)      (142)
                                                                      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units ...............................     1,315       --
Exercise of stock options .........................................         5       --
Repayment of advance to shareholder ...............................       472       --
Proceeds from advance to shareholder ..............................      --         (472)
Borrowings under notes payable and long-term debt .................      --          250
Repayments on notes payable and long-term debt ....................       (67)      (101)
Borrowings from shareholders and related parties ..................      --          550
Repayments to shareholders and related parties ....................      (472)      --
                                                                      -------    -------
         Net cash provided by financing activities ................     1,253        227
                                                                      -------    -------
NET INCREASE (DECREASE) IN CASH ...................................      (419)       196
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................     4,159         11
                                                                      -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $ 3,740    $   207
                                                                      =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid ................................................   $    42    $    48
     Income taxes paid ............................................       --          65

    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        ADDITIONAL     ACCUMU-       NUMBER
                                              COMMON      PAID-IN-     LATED           OF
                                              STOCK       CAPITAL      DEFICIT       SHARES
                                            ---------   ----------    ---------     ---------
                                                          (Dollars in thousands)
Balance, December 31, 1996 .............    $      51    $   8,801    $  (4,525)    5,114,316

Exercise of stock options ..............         --              5         --           5,876

Proceeds from issuance of 255,000 units,
     net of $215 of issuance costs .....            3        1,312         --         255,000

Net loss ...............................         --           --         (1,007)         --
                                            ---------    ---------    ---------     ---------
Balance, March 31, 1997 ................    $      54    $  10,118    $  (5,532)    5,375,192
                                            =========    =========    =========     =========


    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     NeoMedia Technologies, Inc. ("Technologies") was incorporated under the laws of the state of Delaware in July 1996 to acquire by merger Dev-Tech Associates, Inc. ("Dev-Tech"), an Illinois corporation, which was incorporated in December 1989. On August 5, 1996, Technologies acquired all of the shares of Dev-Tech in exchange for the issuance of shares of Technologies' common stock to the shareholders of Dev-Tech. Dev-Tech Migration, Inc. ("DTM") was incorporated in June 1994 in Illinois. On November 20, 1996, DTM was merged into NeoMedia Migration, Inc. ("Migration"), a Delaware corporation and a wholly owned subsidiary of Technologies (the "Migration Merger"). Technologies and Migration (collectively, "NeoMedia" or the "Company"), since Migration's inception, have shared certain management and were controlled by common shareholders. These transactions have been accounted for in a manner similar to the pooling of interests method of accounting using historical book values rather than fair market value as all entities involved were under common control. Distribuidora Vallarta, S.P.A. is a wholly-owned subsidiary of Migration and was incorporated in Guatemala in August, 1996, to employ computer software developers and system integrators. As these transactions were completed as of December 31, 1996, the financial statements of NeoMedia have been presented on a consolidated basis for all periods presented. The financial position and results of NeoMedia as of and for the periods prior to these mergers have been combined in a manner consistent with NeoMedia's consolidation principles as of December 31, 1996. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPUTATION OF EARNINGS PER SHARE

     The computation of earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of outstanding stock options which, pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, are included in the weighted average shares as if they were outstanding for the entire period to the extent granted within the twelve months preceding the contemplated public offering date, using the treasury stock method until such time as shares are issued. For the three months ended March 31, 1997 and 1996, the computation of the weighted average number of common shares and common share equivalents outstanding was as follows:

                                                        1997            1996
                                                     ---------       ---------

Common stock ...............................         5,327,785       3,133,378
Effect of  stock options ...................           927,520         937,995
                                                     ---------       ---------
Total ......................................         6,255,305       4,071,373
                                                     =========       =========

     For the three months ended March 31, 1997 and 1996, information regarding earnings per share computed on a historical basis under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share," was as follows:

                                                        1997           1996
                                                    ----------      ----------

Net income (loss) per share ..................      $    (0.19)     $    0.01
                                                    ==========      ==========
Weighted average common shares outstanding ....      5,327,785       3,133,378
                                                    ==========      ==========

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for NeoMedia for the year ended December 31, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structure and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. For the three months ended March 31, 1997, basic and diluted earnings per share would have been $(.19).

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $149,000 and $216,000 in its March 31, 1997 and December 31, 1996 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry of $2,058,000 and $828,000 during the three months ended March 31, 1997 and 1996, respectively, resulting in trade accounts receivable of $2,385,000 and $2,507,000 as of March 31, 1997 and December 31, 1996, respectively. Revenue generated from the remarketing of computer equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for 81.1% and 56.9% of NeoMedia's revenue for the three months ended March 31, 1997 and 1996, respectively.

3.   FINANCING AGREEMENTS

     Technologies entered into an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Borrowings are collateralized by accounts receivable generated from the sales of merchandise to NeoMedia's customers and are personally guaranteed by certain shareholders of NeoMedia. As of March 31, 1997 and December 31, 1996, amounts due under this financing agreement included in accounts payable were $1,829,000 and $2,275,000, respectively.

4.   BENEFIT FOR INCOME TAXES

     The benefits for income taxes recorded during the three months ended March 31, 1997 and 1996 represented the recovery of income taxes paid in prior years from the carryback of operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dev-Tech Associates, Inc., NeoMedia's predecessor, was organized in December, 1989, and through March 31, 1997, a substantial part of NeoMedia's revenue was derived from software resales and equipment resales. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of software license fees, resales of software developed by independent vendors ("software resales"), resales of computer equipment manufactured by independent vendors ("equipment resales"), and fees for services, including consulting, education and postcontract software support. In addition, NeoMedia recently formed its Intelligent Document Solutions Unit to develop enabling technology and applications for printed materials containing high-capacity symbologies, which NeoMedia believes to be an expanding area in the emerging world of electronic commerce.

     NeoMedia's strategy is to increase sales of its proprietary software transition tools and applications as a percentage of total sales. License fees for the three months ended March 31, 1997 increased 36.8% from the three months ended March 31, 1996, and, as a percentage of total sales, increased to 4.8% of total sales during the three months ended March 31, 1997 from 3.1% during the three months ended March 31, 1996. NeoMedia has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Therefore, the failure to achieve this strategy could have a material adverse effect on NeoMedia's business, financial condition and results of operations.

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

     In general, NeoMedia's sales are difficult to forecast as the market for client/server equipment and software is rapidly evolving and NeoMedia's sales cycle, from the initial proposal to the customer through the purchase of product and related services, varies substantially from customer to customer and from product to product. Also, NeoMedia's operating results may fluctuate significantly from period to period as a result of a variety of factors, including changes in the composition of NeoMedia's revenue, the timing of new product introductions and NeoMedia's expenditures on research and development and promotional programs, as well as the general state of the national and global economies. Demand for the products sold by NeoMedia may increase or decrease as a result of a number of factors, such as client preferences and product announcements by competitors.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     GENERAL. Net loss for the three months ended March 31, 1997 was $1.0 million as compared to net income of $41,000 during the three months ended March 31, 1996. During the first quarter of 1996, NeoMedia decided to invest in the infra-structure needed to manage current and expected future growth. During the three months ended September 30, 1996 and December 31, 1996, net losses were $1.6 million and $1.2 million, respectively. These losses during each of the past three quarters resulted primarily from increased general, administration, sales and marketing expenses associated with NeoMedia investing in expanding its infra-structure by hiring management, sales and other personnel to develop, market and sell new products. Using a portion of the proceeds from the Initial Public Offering ("IPO"), NeoMedia intends to continue to expand its development, sales and marketing positions to increase revenue in each of its three business units: Document Systems Solutions Unit, Systems Transition Solutions Unit and Intelligent Document Solutions Unit. In addition, gross margin decreased $352,000 primarily due to NeoMedia no longer reselling PRS software which generated $295,000 of gross margin during 1996.

     LICENSE FEES. NeoMedia's license fees are derived from licensing NeoMedia's internally developed and purchased software tools. During 1994, NeoMedia purchased the intellectual property rights to certain software tools which support migrations from proprietary computer environments to multiple varieties of UNIX systems. Additionally, NeoMedia developed its own proprietary software products for high speed printing and migration services. License fees for the three months ended March 31, 1997 were $218,000 compared to $159,000 for the three months ended March 31, 1996, an increase of $59,000 or 36.8%. This increase resulted primarily from the increase in sales of existing software transition tools. Cost of sales for license fees consisted primarily of fees paid to an independent software developer. Cost of sales as a percentage of related sales was 28.4% during 1997 compared to 30.2% during 1996.

     SOFTWARE RESALES. NeoMedia's software resales are derived from NeoMedia's strategic alliances with independent manufacturers of client/server computer equipment and independent developers of software applications and tools. Software resales decreased by $1.2 million, or 95.0%, from $1.3 million for the three months ended March 31, 1996 to $64,000 for the three months ended March 31, 1997. During 1996, there were $591,000 of PRS software sales which NeoMedia is no longer reselling and $582,000 of resales of software for micro-mainframe computers, while there were no resales of this product in 1997. Cost of sales as a percentage of related sales was 76.7% during 1997 compared to 65.7% during 1996.

     EQUIPMENT RESALES. NeoMedia's equipment resales are also derived from NeoMedia's strategic alliances with independent manufacturers of client/server computer equipment, including IBM Corporation and Sun Microsystems Computer Company. These alliances provide marketing support and sales leads in the client/server marketplace. Equipment resales increased by $795,000, or 27.4%, to $3.7 million for the three months ended March 31, 1997, as compared to $2.9 million for the three months ended March 31, 1996 primarily as the result of increased sales to NeoMedia's largest customer. See Note 2 of Unaudited Notes to Consolidated Financial Statements--Concentrations of Credit Risk. For the three months ended March 31, 1997 as compared to the same period in the prior year, equipment resales related to Sun Microsystems workstations and servers increased $2.1 million. These increases were partially offset with no sales in 1997 of hardware for micro-mainframe computers which totaled $729,000 in 1996. In addition, there was a $500,000 one-time shipment of desktop printers to a major customer in 1996. Cost of sales as a percentage of related sales was 87.0% during 1997, compared to 88.0% during 1996.

     SERVICE FEES. NeoMedia's service fees consisting of sales from consulting, education and postcontract support services decreased by $169,000, or 22.7%, to $578,000 for the three months ended March 31, 1997, compared to $747,000 for the three months ended March 31, 1996. During 1996, there were $161,000 of sales of PACEport services and none during 1997. Cost of services as a percentage of related sales increased to 68.0% during 1997 from 62.1% during 1996 primarily due to an increase in compensation expenses.

     AMORTIZATION OF SOFTWARE. Amortization of software for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, increased $5,000 as a result of the amortization of software costs capitalized during 1996, and, as a percentage of total net sales, increased to 3.2% during 1997 from 2.7% during 1996 due to the decrease in net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $372,000, or 96.8%, to $756,000 for the three months ended March 31, 1997, from $384,000 for the three months ended March 31, 1996. This increase was due mainly to an increase in the rent expenses, professional fees and compensation as NeoMedia builds an administration infra-structure to manage current and expected future growth.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature, while the rest of this compensation is directly related to sales volume. Sales and marketing expenses have increased $332,000, or 70.8%, to $801,000 for the three months ended March 31, 1997 from $469,000 for the three months ended March 31, 1996, as a result primarily of hiring managers to direct current and expected future growth. NeoMedia anticipates that sales and marketing costs will increase as NeoMedia grows.

     RESEARCH AND DEVELOPMENT. During the three months ended March 31, 1997, NeoMedia charged to expense 3.9% of total net sales in research and development expenses as compared to 1.3% during the three months ended March 31, 1996. This percentage increase was due to an increase in the number of software developers employed by NeoMedia. NeoMedia currently intends to continue to make significant investments in research and development.

     INTEREST EXPENSE, NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit. Interest expense decreased by $93,000, or 88.9%, to $11,000 for the three months ended March 31, 1997 from $104,000 for the three months ended March 31, 1996, due to the repayment of debt in 1996's fourth quarter and interest income earned on the proceeds from the IPO.

     BENEFIT FOR INCOME TAXES. The benefits for income taxes recorded during the three months ended March 31, 1997 and 1996 represented the recovery of income taxes paid in prior years from the carryback of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, NeoMedia has financed its operation through shareholder loans and borrowings from a commercial bank and under a line of credit. In December, 1995 and in January, 1996, in several series of transactions between affiliates, funds were loaned and borrowed pursuant to promissory notes bearing interest at the rate of 8% per annum. In December, 1996 and February, 1997, NeoMedia repaid in full all of these related party loans. Also, in January, 1996, NeoMedia borrowed $250,000 from a commercial bank bearing interest at the bank's prime rate plus 0.5%.

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

     In November, 1996, NeoMedia completed its IPO receiving net proceeds of $5.7 million. In January, 1997, NeoMedia closed the IPO's over-allotment and received net proceeds of $1.3 million. As of March 31, 1997, NeoMedia's working capital was $4.6 million which represented a $412,000 decrease from December 31, 1996. In February, 1997, NeoMedia began discussions with a number of financial institutions for a line of credit to replace the bank line repaid in November, 1996, and enhance the line of credit with a commercial finance company.

     Net cash provided by (used in) operating activities for the three months ended March 31, 1997 and 1996, was $(1.3) million and $111,000, respectively. During 1997, trade accounts receivable decreased $169,000, while accounts payable and accrued expenses decreased $1.2 million. During 1996, trade accounts receivables increased $829,000, while trade payables decreased $443,000 and other liabilities increased $1.1 million.

     NeoMedia's net cash flow used in investing activities for the three months ended March 31, 1997 and 1996, was $359,000 and $142,000, respectively. Net cash provided by financing activities for the three months ended March 31, 1997 and 1996, was $1.3 million and $227,000, respectively. During January 1997, NeoMedia sold the over-allotment of its Initial Public Offering receiving net cash proceeds of $1.3 million.

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits required by Item 601 of Regulation S-B to be filed herewith are as follows:

     Articles of Incorporation, By-laws and instruments defining the rights of holders, including indentures have heretofore been filed with the Securities and Exchange Commission and are hereby incorporated by reference to NeoMedia's Form 10-KSB for the year ended December 31, 1996.

     All material contracts have heretofore been filed with the Securities and Exchange Commission and are hereby incorporated by reference to NeoMedia's Form 10-KSB for the year ended December 31, 1996.

10.50 Lease By and Between American National Bank and Trust Company of Chicago and NeoMedia Technologies, Inc. Dated February 25, 1997

27       Financial Data Schedule (for SEC use only)
--------------------------------------------
(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEOMEDIA TECHNOLOGIES, INC.
                                                 Registrant

Date MAY 7, 1997                   By:  /s/  CHARLES W. FRITZ
     -----------                      -------------------------------
                                      Charles W. Fritz, President, Chief
                                      Executive Officer and Chairman of the
                                      Board

Date MAY 7, 1997                   By:  /s/ CHARLES T. JENSEN
     -----------                      -----------------------------
                                      Charles T. Jensen, Vice President, Chief
                                      Financial Officer, Treasurer and Director

                                  EXHIBIT INDEX

SEQUENTIAL    EXHIBIT
PAGE NUMBER   NUMBER   DOCUMENT
-----------   ------   --------

14            10.50    Lease By and Between American National Bank Trust
                       Company of Chicago and NeoMedia Technologies, Inc. Dated
                       February 25, 1997

51            27.1     Article 5 Financial Data Schedule for March 31, 1997