Form 10KSB/A
period 1996-12-31
NEOMEDIA TECHNOLOGIES INC
filed 1997-06-20
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                 FORM 10 - KSB/A

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

                         COMMISSION FILE NUMBER 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                         36-3680347
-------------------------------                        ------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

2201 SECOND STREET, SUITE 600, FORT MYERS, FLORIDA                33901
--------------------------------------------------              ---------
   (Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number (Including Area Code)  941-337-3434

Securities Registered Under Section 12(b) of the Exchange Act:    NONE

Securities Registered Under Section 12(g) of the Exchange Act:
         TITLE OF EACH CLASS
COMMON STOCK, PAR VALUE $.01
REDEEMABLE COMMON STOCK PURCHASE WARRANTS

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSM [ ]

         Issuer's consolidated revenue for its most recent fiscal year was $17,518,000.

         The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on March 14, 1997 was $12,500,944.

         As of March 14, 1997, there were outstanding 5,369,768 shares of the issuer's Common Stock and 3,130,938 warrants.

         Item 10 of Part III of the previously filed Form 10-KSB of NeoMedia Technologies, Inc. for the fiscal year ended December 31, 1996, is hereby deleted in its entirety and, in lieu thereof, the following is hereby inserted as Item 10 of Part III of such Form 10-KSB.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 1996, 1995 and 1994:

SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION (1)
                                                 -----------------------

                                                                     SECURITIES
                                                                     UNDERLYING
                                                                      WARRANTS/    ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR      SALARY     BONUS(2)      OPTIONS    COMPENSATION
---------------------------         ----     -------     --------    ----------   ------------
Charles W. Fritz ...............    1996     $146,666    $ 36,667     260,000(3)    $5,486(4)
   President ...................    1995      110,000       -0-
             ...................    1994      145,000     230,000

Charles T. Jensen ..............    1996       95,000      50,782      90,386(5)    $3,780(4)
   Chief Financial Officer .....    1995(6)    10,833       -0-

Robert T. Durst, Jr.............    1996      104,994      22,967     153,657(5)    $4,704(4)
   Chief Technical Officer

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

     The following presents certain information on stock options and warrants for the Named Executive Officers for the year ended December 31, 1996:

                                           OPTION/WARRANT GRANTS IN 1996

                                            NUMBER OF     % OF TOTAL
                                           SECURITIES       OPTIONS /
                                           UNDERLYING      WARRANTS
                                           OPTIONS /      GRANTED TO
                                            WARRANTS      EMPLOYEES     EXERCISE   EXPIRATION
NAME                                        GRANTED        IN 1996       PRICE       DATE
----                                      -----------     -----------  ---------   ----------
Charles W. Fritz......................       260,000        100.0%       $8.85      11/25/01
Charles T. Jensen....................         90,386          6.4%       $ .84      02/01/06
Robert T. Durst, Jr..................        153,657         10.8%       $ .84      04/01/06

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth options exercised by NeoMedia's Named Executive Officers during fiscal 1996, and the number and value of all unexercised options at fiscal year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of NeoMedia's stock on December 31, 1996.

                                                               NUMBER OF            VALUE OF
                                                              UNEXERCISED        UNEXERCISED IN-
                                                               SECURITIES           THE-MONEY
                                                               UNDERLYING          OPTIONS AT
                                                               OPTIONS AT          DECEMBER 31,
                                                               DECEMBER 31,        1996 (BASED ON
                                                                  1996           $4.785 PER SHARE)
                          SHARES ACQUIRED     VALUE          # EXERCISABLE/       # EXERCISABLE/
NAME                       ON EXERCISE       REALIZED        UNEXERCISABLE        UNEXERCISABLE
----                      ---------------    --------        --------------      -----------------
Charles W. Fritz               --              --              0/260,000              $0/$0

Charles T. Jensen              --              --               0/90,386           $0/$432,497

Robert T. Durst, Jr.           --              --              0/153,657           $0/$735,249

     For the year ended December 31, 1996, there have not been any long term incentive plan awards made to a Named Executive Officer.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 20th day of June, 1997.

                                   NEOMEDIA TECHNOLOGIES, INC.
                                   Registrant

                                   By:  /s/  CHARLES W. FRITZ
                                      ---------------------------
                                       Charles W. Fritz, President,
                                       Chief Executive Officer and Chairman
                                       of the Board


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 20, 1997.

SIGNATURES                               TITLE

 /s/ CHARLES W. FRITZ                    President, Chief Executive Officer,
 ------------------------                Chairman of the Board and Director
Charles W. Fritz

 /s/ WILLIAM E. FRITZ                    Secretary and Director
 ------------------------
William E. Fritz

 /s/ CHARLES T. JENSEN                   Chief Financial Officer,
 ------------------------                Treasurer and Director
Charles T. Jensen

 /s/ ROBERT T. DURST, JR.                Director
 ------------------------
Robert T. Durst, Jr.

 /s/ A. HAYES BARCLAY                    Director
 ------------------------
A. Hayes Barclay

 /s/ JAMES J. KEIL                       Director
 ------------------------
James J. Keil

 /s/ PAUL REECE                          Director
 -------------------------
Paul Reece