Form 10QSB
period 1997-06-30
NEOMEDIA TECHNOLOGIES INC
filed 1997-08-13
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                  FORM 10-QSB

     (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

         As of July 31, 1997, there were outstanding 5,381,701 shares of the issuer's Common Stock and 3,130,938 warrants.


PART I -- FINANCIAL INFORMATION                    ITEM 1. FINANCIAL STATEMENTS


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,   DECEMBER
ASSETS                                                                1997     31, 1996
                                                                   ---------   --------
                                                                       (In thousands)
Current assets:
     Cash and cash equivalents .................................   $  2,403    $  4,159
     Trade accounts receivable, net of allowance for doubtful
         accounts of $124 and $216 .............................      6,425       4,983
     Amounts due from related parties ..........................          7         496
     Inventories ...............................................         67         105
     Prepaid expenses and other ................................        608         588
                                                                   --------    --------

         Total current assets ..................................      9,510      10,331
                                                                   --------    --------

Property and equipment, net of accumulated depreciation ........        548         278
Capitalized software costs, net of accumulated amortization ....      1,045         657
                                                                   --------    --------

     Total assets ..............................................   $ 11,103    $ 11,266
                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................   $  5,251    $  3,800
     Accrued expenses ..........................................      1,142       1,043
     Current portion of long-term debt .........................        264         262
     Other .....................................................        315         245
                                                                   --------    --------

         Total current liabilities .............................      6,972       5,350
                                                                   --------    --------

Long-term debt, net of current portion .........................        981       1,589
                                                                   --------    --------

         Total liabilities .....................................      7,953       6,939
                                                                   --------    --------
Shareholders' equity:
     Common stock, $.01 par value, 15,000,000 shares authorized,
         5,378,085 and 5,114,316 shares outstanding ............         54          51
     Additional paid-in capital ................................     10,120       8,801
     Accumulated deficit .......................................     (7,024)     (4,525)
                                                                   --------    --------

         Total shareholders' equity ............................      3,150       4,327
                                                                   --------    --------

     Total liabilities and shareholders' equity ................   $ 11,103    $ 11,266
                                                                   ========    ========


    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            SIX MONTHS
                                                           ENDED JUNE 30,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
                                                        (Dollars in thousands,
                                                        except per share data)
NET SALES:
     License fees ...............................   $       335    $       460
     Software product resales ...................         1,834          2,059
     Technology equipment resales ...............         8,624          5,110
     Service fees ...............................         1,032          1,250
                                                    -----------    -----------
         Total net sales ........................        11,825          8,879
                                                    -----------    -----------
COST OF SALES:
     License fees ...............................           139            140
     Software product resales ...................         1,608          1,384
     Technology equipment resales ...............         7,496          4,416
     Service fees ...............................           915            927
     Amortization of capitalized software costs .           307            281
                                                    -----------    -----------
         Total cost of sales ....................        10,465          7,148
                                                    -----------    -----------

GROSS PROFIT ....................................         1,360          1,731

General and administrative expenses .............         1,583            802
Sales and marketing expenses ....................         1,859            973
Research and development costs ..................           410            123
                                                    -----------    -----------

Loss from operations ............................        (2,492)          (167)

Interest expense, net ...........................            52            216
                                                    -----------    -----------

LOSS BEFORE INCOME TAXES ........................        (2,544)          (383)

Benefit for income taxes ........................           (45)           (80)
                                                    -----------    -----------

NET LOSS ........................................   $    (2,499)   $      (303)
                                                    ===========    ===========
PER SHARE DATA:
     Net loss per share .........................   $     (0.40)   $      (.07)
                                                    ===========    ===========
     Weighted average number of common and common
          equivalent shares outstanding .........     6,209,597      4,071,373
                                                    ===========    ===========

    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS
                                                           ENDED JUNE 30,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
                                                       (Dollars in thousands,
                                                       except per share data)
NET SALES:
     License fees ...............................   $       117    $       301
     Software product resales ...................         1,770            769
     Technology equipment resales ...............         4,929          2,210
     Service fees ...............................           454            503
                                                    -----------    -----------
         Total net sales ........................         7,270          3,783
                                                    -----------    -----------
COST OF SALES:
     License fees ...............................            77             92
     Software product resales ...................         1,559            537
     Technology equipment resales ...............         4,282          1,863
     Service fees ...............................           522            463
     Amortization of capitalized software costs .           163            142
                                                    -----------    -----------
         Total cost of sales ....................         6,603          3,097
                                                    -----------    -----------

GROSS PROFIT ....................................           667            686

General and administrative expenses .............           827            418
Sales and marketing expenses ....................         1,058            504
Research and development costs ..................           233             59
                                                    -----------    -----------

Loss from operations ............................        (1,451)          (295)

Interest expense, net ...........................            41            112
                                                    -----------    -----------

LOSS BEFORE INCOME TAXES ........................        (1,492)          (407)

Benefit for income taxes ........................          --              (63)
                                                    -----------    -----------

NET LOSS ........................................   $    (1,492)   $      (344)
                                                    ===========    ============
PER SHARE DATA:
     Net loss per share .........................   $     (0.24)   $      (.08)
                                                    ===========    ===========
     Weighted average number of common and common
          equivalent shares outstanding .........     6,229,229      4,071,373
                                                    ===========    ===========

    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                            ------------------
                                                                                             1997        1996
                                                                                            -------    -------
                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................................   $(2,499)   $  (303)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts ....................................................        60       --
     Depreciation and amortization ......................................................       368        167
     Changes in operating assets and liabilities:
         Trade accounts receivable ......................................................    (1,502)      (795)
         Other current assets ...........................................................        35         34
         Accounts payable and accrued expenses ..........................................     1,550        884
         Other current liabilities ......................................................        70       (138)
                                                                                            -------    -------

         Net cash used in operating activities ..........................................    (1,918)      (151)
                                                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased software .....................      (713)       (26)
Acquisition of property and equipment ...................................................      (313)       (27)
                                                                                            -------    -------

         Net cash used in investing activities ..........................................    (1,026)       (53)
                                                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units .....................................................     1,315       --
Exercise of stock options ...............................................................         7       --
Repayment of advance to shareholder .....................................................       472       --
Proceeds from advance to shareholder ....................................................      --         (472)
Borrowings under notes payable and long-term debt .......................................      --          250
Repayments on notes payable and long-term debt ..........................................      (134)       (92)
Borrowings from shareholders and related parties ........................................      --        1,123
Repayments to shareholders and related parties ..........................................      (472)      (283)
                                                                                            -------    -------

         Net cash provided by financing activities ......................................     1,188        526
                                                                                            -------    -------

NET INCREASE (DECREASE) IN CASH .........................................................    (1,756)       322
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................     4,159         11
                                                                                            -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................   $ 2,403    $   333
                                                                                            =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid......................................................................$        90    $   149
     Income taxes paid ..................................................................      --           65

    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       ADDITIONAL    ACCUMU-     NUMBER
                                            COMMON      PAID-IN-     LATED         OF
                                             STOCK      CAPITAL      DEFICIT     SHARES
                                           ---------   ---------   ---------    ---------
                                                       (Dollars in thousands)
Balance, December 31, 1996 .............   $      51   $   8,801   $  (4,525)   5,114,316

Exercise of stock options ..............        --             7        --          8,769

Proceeds from issuance of 255,000 units,
     net of $215 of issuance costs .....           3       1,312        --        255,000

Net loss ...............................        --          --        (2,499)        --
                                           ---------   ---------   ---------    ---------

Balance, June 30, 1997 .................   $      54   $  10,120   $  (7,024)   5,378,085
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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     NeoMedia Technologies, Inc. ("Technologies") was incorporated under the laws of the state of Delaware in July, 1996, to acquire by merger Dev-Tech Associates, Inc. ("Dev-Tech"), an Illinois corporation, which was incorporated in December, 1989. On August 5, 1996, Technologies acquired all of the shares of Dev-Tech in exchange for the issuance of shares of Technologies' common stock to the shareholders of Dev-Tech. Dev-Tech Migration, Inc. ("DTM") was incorporated in June, 1994, in Illinois. On November 20, 1996, DTM was merged into NeoMedia Migration, Inc. ("Migration"), a Delaware corporation and a wholly owned subsidiary of Technologies (the "Migration Merger"). Technologies and Migration, since Migration's inception, have shared certain management and were controlled by common shareholders. These transactions have been accounted for in a manner similar to the pooling of interests method of accounting using historical book values rather than fair market value as all entities involved were under common control. Distribuidora Vallarta, S.P.A. ("DVSPA") is a wholly-owned subsidiary of Migration and was incorporated in Guatemala in August, 1996, to employ computer software developers and system integrators. Technologies, Migration and DVSPA are collectively referred to as "NeoMedia" or the "Company." As these transactions were completed as of December 31, 1996, the financial statements of NeoMedia have been presented on a consolidated basis for all periods presented. The financial position and results of NeoMedia as of and for the periods prior to these mergers have been combined in a manner consistent with NeoMedia's consolidation principles as of December 31, 1996. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 1997 and December 31, 1996, and the results of operations for the six and three months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six and three months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     The SYSTEMS TRANSITION SOLUTIONS UNIT was established to enable clients to migrate applications on closed, proprietary ("legacy") systems to more cost effective and extendable open systems platforms. NeoMedia has acquired and developed a line of proprietary products and tools utilized in its migration services. NeoMedia also provides strategic consulting, systems development, systems engineering and support services in connection with its systems transition solutions. In addition, in June, 1997, NeoMedia added a new set of Year 2000 Millennium solutions tools for the IBM DOS/VSE environment that automatically finds and converts two-digit date fields in both data and source code.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPUTATION OF EARNINGS PER SHARE

     The computation of earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of outstanding stock options which, pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, are included in the weighted average shares as if they were outstanding for the entire period to the extent granted within the twelve months preceding the contemplated public offering date, using the treasury stock method until such time as shares are issued. For the six and three months ended June 30, 1997 and 1996, the computation of the weighted average number of common shares and common share equivalents outstanding was as follows:

                                   1997                   1996
                           ---------------------   ---------------------
                              SIX        THREE        SIX        THREE
                             MONTHS      MONTHS      MONTHS      MONTHS
                           ---------   ---------   ---------   ---------
Common stock ...........   5,351,814   5,375,842   3,133,378   3,133,378
Effect of stock options     857,783     853,387     937,995     937,995
                           ---------   ---------   ---------   ---------
Total ..................   6,209,597   6,229,229   4,071,373   4,071,373
                           =========   =========   =========   =========

     For the six and three months ended June 30, 1997 and 1996, information regarding earnings per share computed on a historical basis under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share," was as follows:

                                    1997                  1996
                           ---------------------   ---------------------
                              SIX        THREE        SIX       THREE
                             MONTHS      MONTHS      MONTHS     MONTHS
                          ---------    ---------   ---------   ---------
Net loss per share ...... $    (0.47)  $   (0.28)  $   (0.10)  $   (0.11)
                          ==========   =========   =========   =========
Weighted average common
  shares outstanding ....  5,351,814   5,375,842   3,133,378   3,133,378
                          ==========   =========   =========   =========

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for NeoMedia for the year ended December 31, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structure and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. For the six and three months ended June 30, 1997, basic and diluted earnings per share would have been $(.47) and $(.28), respectively.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $124,000 and $216,000 in its June 30, 1997 and December 31, 1996 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry of $3,982,000 and $2,016,000 during the six months ended June 30, 1997 and 1996, respectively, resulting in trade accounts receivable of $1,869,000 and $2,507,000 as of June 30, 1997 and December 31, 1996, respectively. Revenue generated from the remarketing of computer equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for 72.9% and 57.5% of NeoMedia's revenue for the six months ended June 30, 1997 and 1996, respectively.

3.   FINANCING AGREEMENTS

     Technologies entered into an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Borrowings are collateralized by accounts receivable generated from the sales of merchandise to NeoMedia's customers and are personally guaranteed by certain shareholders of NeoMedia. As of June 30, 1997 and December 31, 1996, amounts due under this financing agreement included in accounts payable were $3,181,000 and $2,275,000, respectively.

4.   BENEFIT FOR INCOME TAXES

     The benefits for income taxes recorded during the six and three months ended June 30, 1997 and 1996 represented the recovery of income taxes paid in prior years from the carryback of operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     GENERAL. Total net sales for the six months ended June 30, 1997 were $11.8 million, which represented a $2.9 million or 33%, increase from $8.9 million for the six months ended June 30, 1996. This increase primarily resulted from a $3.5 million increase in equipment resales. Cost of sales for the six months ended June 30, 1997 were $10.5 million, which represented a $3.3 million increase from $7.2 million for the six months ended June 30, 1996. This increase primarily resulted from a $3.1 million increase in the cost of equipment resales.

     During the first quarter of 1996, NeoMedia decided to invest in the infra-structure needed to manage current and expected future growth. The total of general, administrative, sales, marketing, research and development expenses increased $2.0 million to $3.9 million for the six months ended June 30, 1997 from $1.9 million during the six months ended June 30, 1996. This increase primarily resulted from NeoMedia investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products. Using a portion of the proceeds from the Initial Public Offering ("IPO"), NeoMedia intends to continue to expand its development, sales and marketing positions to increase revenue in each of its three business units: Document Systems Solutions Unit, Systems Transition Solutions Unit and Intelligent Document Solutions Unit.

     The result of these activities was a net loss for the six months ended June 30, 1997 of $2.5 million as compared to a net loss of $303,000 during the six months ended June 30, 1996.

     LICENSE FEES. License fees for the six months ended June 30, 1997 were $335,000 compared to $460,000 for the six months ended June 30, 1996, a decrease of $125,000 or 27.1%. This decrease resulted primarily from the decrease in sales of existing software transition tools during the second quarter of 1997. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 41.4% during 1997 compared to 30.3% during 1996. This increase in the cost of sales as a percentage of related sales was primarily due to the increased sales, as a percentage of total sales, in the software transition tool where fees are paid to an independent software developer.

     SOFTWARE RESALES. Software resales decreased by $225,000, or 11.0%, from $2.1 million for the six months ended June 30,1996 to $1.8 million for the six months ended June 30, 1997. This decrease primarily resulted from the discontinuation at the end of 1996 of PRS software sales which contributed $746,000 to sales for the six months ended June 30, 1996 and the $200,000 decrease in resales of UNIX client server administrative software, partially offset with the $778,000 increase in resales of software for micro-mainframe computers. Cost of sales as a percentage of related sales was 87.7% during 1997 compared to 67.2% during 1996. This increase in the cost of sales as a percentage of related sales was primarily due to the discontinuation of PRS software sales with its lower cost as a percentage of sales and the increase in resales of software for micro-mainframe with its higher cost as a percentage of sales.

     EQUIPMENT RESALES. Equipment resales increased by $3.5 million, or 68.8%, to $8.6 million for the six months ended June 30, 1997, as compared to $5.1 million for the six months ended June 30, 1996. This increase primarily resulted from equipment resales related to Sun Microsystems workstations and servers which increased $3.4 million (primarily due to increased resales to NeoMedia's largest customer -- see Note 2 of Unaudited Notes to Consolidated Financial Statements - Concentrations of Credit Risk) and IBM Corporation equipment which increased $591,000 (primarily due to IBM enhancing its line of 390 micro-mainframe computers to include the S390). These increases were partially offset with a $500,000 one-time shipment of desktop printers to a major customer in 1996. Cost of sales as a percentage of related sales was 86.9% during 1997, compared to 86.4% during 1996.

     SERVICE FEES. NeoMedia's service fees decreased by $218,000, or 17.5% to $1.0 million for the six months ended June 30, 1997, compared to $1.2 million for the six months ended June 30, 1996. This decrease was primarily due to the $472,000 decrease in services supplied in conjunction with the sales of existing software transition tools, partially offset with $261,000 increase in consulting fees for assisting companies to integrate printers. Cost of service fees as a percentage of related sales increased to 88.7% during 1997 from 74.1% during 1996 primarily due to reduction in the utilization of NeoMedia's system integrators.

     AMORTIZATION OF SOFTWARE. Amortization of software for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, increased $26,000 as a result of the amortization of software costs capitalized during 1997 and 1996, and as a percentage of total net sales, decreased to 2.6% during 1997 from 3.2% during 1996 due to the increase in net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $781,000, or 97.5%, to $1.6 million for the six months ended June 30, 1997, from $802,000 for the six months ended June 30, 1996. This increase was due mainly to NeoMedia building its administrative infra-structure, including compensation and related expenses and legal and professional fees, to manage current and expected future growth.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the rest of this compensation is directly related to sales volume. Sales and marketing expenses increased $886,,000, or 90.8%, to $1.9 million for the six months ended June 30, 1997 from $973,000 for the six months ended June 30, 1996, as a result primarily of hiring managers to direct current and expected future growth. NeoMedia anticipates that sales and marketing costs will increase as NeoMedia grows.

     RESEARCH AND DEVELOPMENT. During the six months ended June 30, 1997, NeoMedia charged to expense 3.5% of total net sales in research and development expenses as compared to 1.4% during the six months ended June 30, 1996. This percentage increase was due to an increase in the number of software developers employed by NeoMedia to expand its products lines. NeoMedia currently intends to continue to make significant investments in research and development.

     INTEREST EXPENSE, NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit. Interest expense decreased by $164,000, or 75.9%, to $52,000 for the six months ended June 30, 1997 from $216,000 for the six months ended June 30, 1996, due to the repayment of debt in the fourth quarter of 1996 and interest income earned on the proceeds from the IPO.

     BENEFIT FOR INCOME TAXES. The benefits for income taxes recorded during the six months ended June 30, 1997 and 1996 represented the recovery of income taxes paid in prior years from the carryback of operating losses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

     GENERAL. Total net sales for the three months ended June 30, 1997 were $7.3 million, which represented a $3.5 million, or 92%, increase from $3.8 million for the three months ended June 30, 1996. This increase primarily resulted from a $2.7 million increase in equipment resales and a $1.0 million increase in software resales. Cost of sales for the three months ended June 30, 1997 were $6.6 million, which represented a $3.5 million increase from $3.1 million for the three months ended June 30, 1996. This increase primarily resulted from a $2.4 million increase in the cost of equipment resales and a $1.0 million increase in the cost of software resales.

     During the first quarter of 1996, NeoMedia decided to invest in the infra-structure needed to manage current and expected future growth. The total of general, administrative, sales, marketing, research and development expenses increased $1.1 million to $2.1 million for the three months ended June 30, 1997 from $981,000 for the three months ended June 30, 1996. This increase primarily resulted from NeoMedia's investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products.

     The result of these activities was a net loss for the three months ended June 30, 1997 of $1.5 million as compared to a net loss of $344,000 during the three months ended June 30, 1996.

     LICENSE FEES. License fees for the three months ended June 30, 1997 were $117,000 compared to $301,000 for the three months ended June 30, 1996, a decrease of $184,000 or 61.1%. This decrease resulted primarily from the decrease in sales of existing software transition tools. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 65.4% during 1997 compared to 30.6% during 1996. This increase in the cost of sales as a percentage of related sales was primarily due to the increased sales, as a percentage of total sales, in the software transition tool where fees are paid to an independent software developer.

     SOFTWARE RESALES. Software resales increased by $1.0 million, or 130.2%, from $769,000 for the three months ended June 30, 1996 to $1.8 million for the three months ended June 30, 1997. This increase resulted primarily from $1.3 million of resales of software for micro-mainframe computers while there were no resales of such software during the same period in 1996. This increase was partially offset with the discontinuation at the end of 1996 of PRS software sales which contributed $155,000 to sales for the three months ended June 30, 1996 and the $162,000 decrease in resales of UNIX client server administrative software. Cost of sales as a percentage of related sales was 88.1% during 1997 compared to 69.8% during 1996. This increase in the cost of sales as a percentage of related sales was primarily due to the discontinuation of PRS software sales with its lower cost as a percentage of sales and the increase in resales of software for micro-mainframe with its higher cost as a percentage of sales.

     EQUIPMENT RESALES. Equipment resales increased by $2.7 million, or 123.1%, to $4.9 million for the three months ended June 30, 1997, as compared to $2.2 million for the three months ended June 30, 1996. This increase primarily resulted from equipment resales related to Sun Microsystems work stations and servers which increased $1.3 million (primarily due to increased resales to NeoMedia's largest customer) and IBM Corporation equipment which increased $1.4 million (primarily due to IBM enhancing its line of 390 micro-mainframe computers to include the S390). Cost of sales as a percentage of related sales was 86.9% during 1997, compared to 84.3% during 1996.

     SERVICE FEES. NeoMedia's service fees consisting of sales from consulting, education and postcontract support services decreased by $49,000, or 9.6%, to $454,000 for the three months ended June 30, 1997, compared to $503,000 for the three months ended June 30, 1996. This decrease primarily resulted from the $109,000 decrease in services supplies in conjunction with the sales of existing software transition tools, partially offset with $78,000 increase in consulting fees for assisting companies to integrate printer. Cost of service fees as a percentage of related sales increased to 115.0% during 1997 from 92.0% during 1996 primarily due to the reduction in the utilization of NeoMedia's system integrators.

     AMORTIZATION OF SOFTWARE. Amortization of software for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996, increased $21,000 as a result of the amortization of software costs capitalized during 1997 and 1996, and, as a percentage of total net sales, decreased to 2.2% during 1997 from 3.7% during 1996 due to the increase in net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $409,000, or 98.2%, to $827,000 for the three months ended June 30, 1997, from $418,000 for the three months ended June 30, 1996. This increase was due mainly to NeoMedia building its administrative infra-structure, including compensation and related expenses and legal and professional fees, to manage current and expected future growth.

     SALES AND MARKETING. Sales and marketing expenses have increased $554,000, or 109.9%, to $1.1 million for the three months ended June 30, 1997 from $504,000 for the three months ended June 30, 1996, as a result primarily of hiring managers to direct current and expected future growth. NeoMedia anticipates that sales and marketing costs will increase as NeoMedia grows.

     RESEARCH AND DEVELOPMENT. During the three months ended June 30, 1997, NeoMedia charged to expense 3.2% of total net sales in research and development expenses as compared to 1.6% during the three months ended June 30, 1996. This percentage increase was due to an increase in the number of software developers employed by NeoMedia to expand its product line. NeoMedia currently intends to continue to make significant investments in research and development.

     INTEREST EXPENSE, NET. Interest expense decreased by $71,000, or 63.8%, to $41,000 for the three months ended June 30, 1997 from $112,000 for the three months ended June 30, 1996, due to the repayment of debt in the fourth quarter of 1996 and interest income earned on the proceeds from the IPO.

     BENEFIT FOR INCOME TAXES. The benefit for income taxes recorded during the three months ended June 30, 1996 represented the recovery of income taxes paid in prior years from the carryback of operating losses. No benefit for income taxes was recorded during the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, NeoMedia has financed its operation through shareholder loans and borrowings from a commercial bank and under a line of credit. In December, 1995 and in January, 1996, in several series of transactions between affiliates, funds were loaned and borrowed pursuant to promissory notes bearing interest at the rate of 8% per annum. In June, 1996, a shareholder lent additional funds to NeoMedia. In October, 1996, this shareholder contributed $738,000 of these notes to additional paid-in capital. In December, 1996 and February, 1997, NeoMedia repaid in full the balance of all of these related party loans. Also, in January, 1996, NeoMedia borrowed $250,000 from a commercial bank bearing interest at the bank's prime rate plus 0.5%.

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

     In November, 1996, NeoMedia completed its IPO receiving net proceeds of $5.7 million. In January, 1997, NeoMedia closed the IPO's over-allotment and received net proceeds of $1.3 million. As of June 30, 1997, NeoMedia's working capital was $2.5 million which represented a $2.4 million decrease from December 31, 1996. NeoMedia is currently in discussions with a number of financial institutions for a line of credit to replace the bank line repaid in November, 1996, and enhance the line of credit with a commercial finance company.

     Net cash used in operating activities for the six months ended June 30, 1997 and 1996, was $1.9 million and $151,000, respectively. During 1997, trade accounts receivable increased $1.5 million, while accounts payable increased $1.6 million. During 1996, trade accounts receivables increased $795,000, while accounts payables increased $884,000.

     NeoMedia's net cash flow used in investing activities for the six months ended June 30, 1997 and 1996, was $1.0 million and $53,000, respectively. Net cash provided by financing activities for the six months ended June 30, 1997 and 1996, was $1.2 million and $526,000, respectively. During January 1997, NeoMedia sold the over-allotment of its Initial Public Offering receiving net cash proceeds of $1.3 million.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits required by Item 601 of Regulation S-B to be filed herewith are as follows:

     Articles of Incorporation, By-laws, instruments defining the rights of holders, including indentures, and material contracts have heretofore been filed with the Securities and Exchange Commission and are hereby incorporated by reference to NeoMedia's Registration Statement and Exhibits thereto (SEC registration number 333-5534), Form 10-KSB for the year ended December 31, 1996, and Form 10-QSB for the three months ended March 31, 1997.

10.51 Letter Agreement by and between Dominick & Dominick, Incorporated and NeoMedia Technologies, Inc. Dated March 20, 1997

10.52 Agreement for Implementation of Symbol Licensed Software Materials by and between Symbol Technologies, Inc. and NeoMedia Technologies, Inc. Dated April 29, 1997

10.53 Master Reseller Agreement by and between United States Check Company, Inc. and NeoMedia Technologies, Inc. Dated June 16, 1997

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEOMEDIA TECHNOLOGIES, INC.
                                         ---------------------------
                                                 Registrant

Date AUGUST 1, 1997                By:  /s/ CHARLES W. FRITZ
                                      ------------------------------
                                   Charles W. Fritz, President, Chief Executive
                                   Officer and Chairman of the Board

Date AUGUST 1, 1997                By:  /s/ CHARLES T. JENSEN
                                      ------------------------------
                                   Charles T. Jensen, Vice President, Chief
                                   Financial Officer, Treasurer and Director

                                  EXHIBIT INDEX

SEQUENTIAL    EXHIBIT
PAGE NUMBER   NUMBER     DOCUMENT
-----------   ------     --------

16             10.51     Letter Agreement by and between Dominick & Dominick,
                         Incorporated and NeoMedia Technologies, Inc. Dated
                         March 20,  1997

20             10.52     Agreement for Implementation of Symbol Licensed
                         Software Materials by and between Symbol Technologies,
                         Inc. and NeoMedia Technologies, Inc. Dated April 29,
                         1997

35             10.53     Master Reseller Agreement by and between United States
                         Check Company, Inc. and NeoMedia Technologies, Inc.
                         Dated June 16, 1997

45             27.1      Article 5 Financial Data Schedule for June 30, 1997