Form 10QSB
period 1997-09-30
NEOMEDIA TECHNOLOGIES INC
filed 1997-11-12
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB

    (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

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

         As of October 31, 1997, there were outstanding 6,916,079 shares of the issuer's Common Stock and 3,071,118 warrants.

                        PART I -- FINANCIAL INFORMATION

RECENT DEVELOPMENTS

         In addition, on November 10, 1997, NeoMedia announced the hiring of BT Alex Brown, Incorporated, a subsidiary of Bankers Trust New York Corporation, as a financial advisor to advise NeoMedia and its Board of Directors during the process of redeeming the outstanding warrants, as well as for mergers and acquisitions. BT Alex Brown, Incorporated, provides investment banking and advisory services to a variety of companies including technology, media and communications and other growth industries.

         On November 10, 1997, NeoMedia announced the redemption of all of its outstanding publicly-traded warrants and the warrants issued to Dominick & Dominick, Incorporated, a consultant to NeoMedia. Each warrant entitles the holder to purchase one share of NeoMedia common stock at an exercise prices of $7.375. Warrant holders have until December 18, 1997 to convert the warrant to a share of common stock or to sell the warrant. Warrants that are not exercised by December 18, 1997 will be redeemed by NeoMedia at 5 cents per warrant. As of October 31, 1997, NeoMedia had 2,412,118 outstanding publicly-traded warrants and 375,000 warrants issued to Dominick & Dominick, Incorporated. As of October 31, 1997, 288,820 warrants had been exercised voluntarily.

         On September 25, 1997, in accordance with a Stock Purchase Agreement (the "Allegiant Merger") entered into between the parties, NeoMedia Technologies, Inc. ("NeoMedia") purchased all of the stock in Allegiant Legacy Solutions, Inc. ("Allegiant"), which was founded on February 16, 1996, from George G. Luntz and Gerald L. Willis. Allegiant primarily sells licenses to proprietary software tools (including "ADAPT2000") that identify, seek and automatically correct date data that is stored in various formats across both program code and specific data files. In addition to converting legacy systems written in COBOL computer language to comply with the Year 2000 requirements, ADAPT2000 works to convert other restrictive source and application code, such as telephone area codes and monetary systems such as the impending European Economic Community's Eurodollar. Mr. Luntz and Mr. Willis received an aggregate of 1,070,000 shares of authorized, but unissued common stock of NeoMedia. The number of shares of NeoMedia's common stock received by Mr. Luntz and Mr. Willis was determined through arms-length negotiations between the parties. Mr. Luntz entered into an employment agreement with NeoMedia and Mr. Willis entered into a consulting agreement with NeoMedia. The Allegiant Merger was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods.



ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER     DECEMBER
ASSETS                                                                30, 1997     31, 1996
                                                                     ---------     --------
                                                                        (In thousands)
Current assets:
     Cash and cash equivalents .................................     $  2,061      $  4,209
     Trade accounts receivable, net of allowance for doubtful
         accounts of $383 and $221 .............................        3,676         5,040
     Amounts due from related parties ..........................            5           496
     Inventories ...............................................           67           105
     Prepaid expenses and other ................................          942           588
                                                                     --------      --------

         Total current assets ..................................        6,751        10,438
                                                                     --------      --------

Property and equipment, net of accumulated depreciation ........          624           298
Capitalized software costs, net of accumulated amortization ....        1,177           657
                                                                     --------      --------

     Total assets ..............................................     $  8,552      $ 11,393
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................     $  2,972      $  3,836
     Accrued expenses ..........................................          943         1,055
     Current portion of long-term debt .........................          239           262
     Other .....................................................          291           266
                                                                     --------      --------

         Total current liabilities .............................        4,445         5,419
                                                                     --------      --------

Long-term debt, net of current portion .........................          942         1,589
                                                                     --------      --------

         Total liabilities .....................................        5,387         7,008
                                                                     --------      --------

Shareholders' equity:
     Common stock, $.01 par value, 15,000,000 shares authorized,
         6,696,631 and 6,184,316 shares outstanding ............           67            62
     Additional paid-in capital ................................       12,155         8,849
     Accumulated deficit .......................................       (9,057)       (4,526)
                                                                     --------      --------

         Total shareholders' equity ............................        3,165         4,385
                                                                     --------      --------

     Total liabilities and shareholders' equity ................     $  8,552      $ 11,393
                                                                     ========      ========



The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
                                                       (Dollars in thousands,
                                                       except per share data)

NET SALES:
     License fees ...............................    $     1,381    $       638
     Software product resales ...................          1,957          2,112
     Technology equipment resales ...............         11,288          8,358
     Service fees ...............................          1,847          1,695
                                                     -----------    -----------
         Total net sales ........................         16,473         12,803
                                                     -----------    -----------

COST OF SALES:
     License fees ...............................            190            231
     Software product resales ...................          1,696          1,367
     Technology equipment resales ...............          9,838          7,166
     Service fees ...............................          1,547          1,560
     Amortization of capitalized software costs .            481            400
                                                     -----------    -----------
         Total cost of sales ....................         13,752         10,724
                                                     -----------    -----------

GROSS PROFIT ....................................          2,721          2,079

General and administrative expenses .............          3,294          1,747
Sales and marketing expenses ....................          3,253          1,679
Research and development costs ..................            638            213
                                                     -----------    -----------

Loss from operations ............................         (4,464)        (1,560)

Interest expense, net ...........................            112            403
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES ........................         (4,576)        (1,963)

Benefit for income taxes ........................            (45)           (80)
                                                     -----------    -----------

NET LOSS ........................................    $    (4,531)   $    (1,883)
                                                     ===========    ===========

PER SHARE DATA:
     Net loss per share .........................    $     (0.62)   $     (0.38)
                                                     ===========    ===========

     Weighted average number of common and common
          equivalent shares outstanding .........      7,359,446      4,963,040
                                                     ===========    ===========


The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.



                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                     ---------------------------
                                                                        1997            1996
                                                                     -----------     -----------
                                                                        (Dollars in thousands,
                                                                        except per share data)

NET SALES:
     License fees ...............................................    $       492     $       225
     Software product resales ...................................            115             (81)
     Technology equipment resales ...............................          2,659           3,086
     Service fees ...............................................            672             421
                                                                     -----------     -----------
         Total net sales ........................................          3,938           3,651
                                                                     -----------     -----------

COST OF SALES:
     License fees ...............................................             28              91
     Software product resales ...................................             87             (63)
     Technology equipment resales ...............................          2,346           2,631
     Service fees ...............................................            599             620
     Amortization of capitalized software costs .................            174             119
                                                                     -----------     -----------
         Total cost of sales ....................................          3,234           3,398
                                                                     -----------     -----------

GROSS PROFIT ....................................................            704             253

General and administrative expenses .............................          1,517             905
Sales and marketing expenses ....................................          1,215             696
Research and development costs ..................................            192              90
                                                                     -----------     -----------

Loss from operations ............................................         (2,220)         (1,438)

Interest expense, net ...........................................             59             188
                                                                     -----------     -----------

LOSS BEFORE INCOME TAXES ........................................         (2,279)         (1,626)


Benefit for income taxes ........................................           --              --
                                                                     -----------     -----------

NET LOSS ........................................................    $    (2,279)    $    (1,626)
                                                                     ===========     ===========

PER SHARE DATA:
     Net loss per share .........................................    $     (0.30)    $      (.32)
                                                                     ===========     ===========

     Weighted average number of common and common
          equivalent shares outstanding.................               7,510,390       5,141,373
                                                                     ===========     ===========


The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.



                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                               -------------------
                                                                                 1997       1996
                                                                               -------     -------
                                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................    $(4,531)    $(1,883)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for doubtful accounts ......................................        315         317
     Depreciation and amortization ........................................        623         543
     Non-cash administrative expenses .....................................       --            59
     Changes in current assets and liabilities:
         Trade accounts receivable ........................................      1,049      (1,193)
         Other current assets .............................................       (297)       (467)
         Accounts payable and accrued expenses ............................       (976)      1,401
         Other current liabilities ........................................         25          43
                                                                               -------     -------

         Net cash used in operating activities ............................     (3,792)     (1,180)
                                                                               -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased software .......       (970)       (231)
Acquisition of property and equipment .....................................       (499)       (108)
                                                                               -------     -------

         Net cash used in investing activities ............................     (1,469)       (339)
                                                                               -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units .......................................      1,295        --
Exercise of stock warrants ................................................      2,003        --
Exercise of stock options .................................................         13        --
Repayment of advance to shareholder .......................................        472        --
Proceeds from advance to shareholder ......................................       --          (472)
Borrowings under notes payable and long-term debt .........................       --         3,225
Repayments on notes payable and long-term debt ............................       (198)       (592)
Borrowings from shareholders and related parties ..........................       --         1,123
Repayments to shareholders and related parties ............................       (472)       (405)
                                                                               -------     -------

         Net cash provided by financing activities ........................      3,113       2,879
                                                                               -------     -------

NET INCREASE (DECREASE) IN CASH ...........................................     (2,148)      1,360
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................      4,209          11
                                                                               -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................    $ 2,061     $ 1,371
                                                                               =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid ........................................................    $   233     $   396
     Income taxes paid ....................................................       --            65


The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.



                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        ADDITIONAL      ACCUMU-      NUMBER
                                              COMMON      PAID-IN-       LATED         OF
                                               STOCK      CAPITAL       DEFICIT      SHARES
                                            ---------    ---------    ----------    ---------
                                                         (Dollars in thousands)
Balance, December 31, 1996:
     As previously reported ............    $      51    $   8,801    $  (4,525)    5,114,316

     Pooling of interests merger with
     Allegiant Legacy Solutions, Inc. ..           11           48           (1)    1,070,000
                                            ---------    ---------     ---------    ---------

     As restated .......................           62        8,849       (4,526)    6,184,316

Exercise of stock options ..............         --             13         --          15,115

Exercise of stock warrants .............            2        2,001         --         242,200

Proceeds from issuance of 255,000 units,
     net of $235 of issuance costs .....            3        1,292         --         255,000

Net loss ...............................         --           --         (4,531)         --
                                            ---------    ---------     ---------    ---------

Balance, September 30, 1997 ............    $      67    $  12,155    $  (9,057)    6,696,631
                                            =========    =========    =========     =========


The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     NeoMedia Technologies, Inc. ("Technologies") was incorporated under the laws of the state of Delaware in July, 1996, to acquire by merger Dev-Tech Associates, Inc. ("Dev-Tech"), an Illinois corporation, which was incorporated in December, 1989. On August 5, 1996, Technologies acquired all of the shares of Dev-Tech in exchange for the issuance of shares of Technologies' common stock to the shareholders of Dev-Tech. Dev-Tech Migration, Inc. ("DTM") was incorporated in June, 1994, in Illinois. On November 20, 1996, DTM was merged into NeoMedia Migration, Inc. ("Migration"), a Delaware corporation and a wholly owned subsidiary of Technologies (the "Migration Merger"). Technologies and Migration, since Migration's inception, have shared certain management and were controlled by common shareholders. These transactions have been accounted for in a manner similar to the pooling of interests method of accounting using historical book values rather than fair market value as all entities involved were under common control. Distribuidora Vallarta, S.P.A. ("DVSPA") is a wholly-owned subsidiary of Migration and was incorporated in Guatemala in August, 1996, to employ computer software developers and system integrators. Technologies, Migration and DVSPA are collectively referred to as "NeoMedia" or the "Company." As these transactions were completed as of December 31, 1996, the financial statements of NeoMedia have been presented on a consolidated basis for all periods presented. The financial position and results of NeoMedia as of and for the periods prior to these mergers have been combined in a manner consistent with NeoMedia's consolidation principles as of December 31, 1996. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. See note 5 for information on the merger with Allegiant Legacy Solutions, Inc.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 1997 and December 31, 1996, and the results of operations for the nine and three months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine and three months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     The SYSTEMS TRANSITION SOLUTIONS UNIT was established to enable clients to migrate applications on closed, proprietary ("legacy") systems to more cost effective and extendable open systems platforms. NeoMedia has acquired and developed a line of proprietary products and tools utilized in its migration services. NeoMedia also provides strategic consulting, systems development, systems engineering and support services in connection with its systems transition solutions. In addition, in June, 1997, NeoMedia added a new set of Year 2000 Millennium solutions tools for the IBM DOS/VSE environment that automatically finds and converts two-digit date fields in both data and source code. See Note 5 for information on the merger with Allegiant Legacy Solutions, Inc.

     As part of the services provided in connection with system transition solutions service engagements, NeoMedia acts as a reseller of purchased hardware in connection with open systems development and migrations. NeoMedia maintains relationships with a number of major companies under which NeoMedia sells third party purchased hardware and software products of those companies. NeoMedia has established several strategic alliances with third party software and hardware vendors, leading consulting firms and major system integrators. These alliances are integral to NeoMedia's business operations. NeoMedia principally markets and distributes its products through distributors in the United States (although it has distributors in Europe, Asia, the Middle East, Indonesia and Latin America), and currently has U. S. offices located in Illinois, Ohio, California, Minnesota, and Florida.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPUTATION OF EARNINGS PER SHARE

     The computation of earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of outstanding stock options which, pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, are included in the weighted average shares as if they were outstanding for the entire period to the extent granted within the twelve months preceding the contemplated public offering date, using the treasury stock method until such time as shares are issued. For the nine and three months ended September 30, 1997 and 1996, the computation of the weighted average number of common shares and common share equivalents outstanding was as follows:

                                    1997                      1996
                           ----------------------    ----------------------
                             NINE         THREE        NINE         THREE
                            MONTHS        MONTHS      MONTHS        MONTHS
                           ---------    ---------    ---------    ---------
Common stock ..........    6,438,564    6,474,101    4,025,045    4,203,378
Effect of stock options      920,882    1,036,289      937,995      937,995
                           ---------    ---------    ---------    ---------

Total .................    7,359,446    7,510,390    4,963,040    5,141,373
                           =========    =========    =========    =========

     For the nine and three months ended September 30, 1997 and 1996, information regarding earnings per share computed on a historical basis under the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share," was as follows:

                                                       1997                      1996
                                              ----------------------     ----------------------
                                                 NINE         THREE        NINE         THREE
                                                MONTHS        MONTHS       MONTHS       MONTHS
                                              ----------    ---------    ---------    ---------
Net loss per share .......................    $    (0.70)   $   (0.35)   $   (0.47)   $   (0.39)
                                              ==========    =========    =========    =========
Weighted average common shares outstanding     6,438,564    6,474,101    4,025,045    4,203,378
                                              ==========    =========    =========    =========

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which becomes effective for NeoMedia for the year ended December 31, 1997. FAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share." FAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structure and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. For the nine and three months ended September 30, 1997, basic and diluted earnings per share would have been $(.70) and $(.35), respectively.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $383,000 and $221,000 in its September 30, 1997 and December 31, 1996 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry of $5,507,000 and $3,676,000 during the nine months ended September 30, 1997 and 1996, respectively, resulting in trade accounts receivable of $1,236,000 and $2,507,000 as of September 30, 1997 and December 31, 1996, respectively. Revenue generated from the remarketing of computer equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for 68.5% and 65.3% of NeoMedia's revenue for the nine months ended September 30, 1997 and 1996, respectively.

3.   FINANCING AGREEMENTS

     NeoMedia entered into an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Borrowings are collateralized by accounts receivable generated from the sales of merchandise to NeoMedia's customers and are personally guaranteed by certain shareholders of NeoMedia. As of September 30, 1997 and December 31, 1996, amounts due under this financing agreement included in accounts payable were $1,840,000 and $2,275,000, respectively.

4.   BENEFIT FOR INCOME TAXES

     The benefits for income taxes recorded during the nine and three months ended September 30, 1997 and 1996 represented the recovery of income taxes paid in prior years from the carry back of operating losses.

5.   MERGER WITH ALLEGIANT LEGACY SOLUTIONS, INC.

     On September 25, 1997, in accordance with a Stock Purchase Agreement (the "Allegiant Merger") entered into between the parties, NeoMedia purchased all of the stock in Allegiant Legacy Solutions, Inc. ("Allegiant"), which was founded on February 16, 1996, from George G. Luntz and Gerald L. Willis. Allegiant primarily sells licenses to proprietary software tools (including "ADAPT2000") that identify, seek and automatically correct date data that is stored in various formats across both program code and specific data files. In addition to converting legacy systems written in COBOL computer language to comply with the Year 2000 requirements, ADAPT2000 works to convert other restrictive source and application code, such as telephone area codes and monetary systems such as the impending European Economic Community's Eurodollar. Mr. Luntz and Mr. Willis received an aggregate of 1,070,000 shares of authorized, but unissued common stock of NeoMedia. The number of shares of NeoMedia's common stock received by Mr. Luntz and Mr. Willis was determined through arms-length negotiations between the parties. Mr. Luntz entered into an employment agreement with NeoMedia and Mr. Willis entered into a consulting agreement with NeoMedia. The Allegiant Merger was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods. For the nine months ended September 30, 1996, total net sales as historically reported for NeoMedia and Allegiant were $12,433,000 and $370,000, respectively, and net income (loss) was $(1,904,000) and $21,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     GENERAL. Total net sales for the nine months ended September 30, 1997 were $16.5 million, which represented a $3.7 million, or 28.7%, increase from $12.8 million for the nine months ended September 30, 1996. This increase primarily resulted from (i) the $1.8 million increase in resales of the IBM 390 series of micro-mainframe computers, (ii) the $1.8 million increase in resales of equipment to NeoMedia's largest customer, and (iii) the $1.2 million increase in sales by Allegiant (including licenses of Year 2000 products), partially offset with the $1.7 million decrease in sales in the document and migration business units as NeoMedia refocused from resales to licensing.

     The net loss for the nine months ended September 30, 1997 was $4.5 million, which represented a $2.6 million, or 140.6%, increase from $1.9 million for the nine months ended September 30, 1996. The increase in the net loss primarily resulted from NeoMedia continuing to invest in the infrastructure needed to manage current and expected future growth, reduced by the increased income from the net sales increase. The increase in resales of the IBM 390 series and resales of software and equipment to NeoMedia's largest customer improved the net loss by $300,000 during 1997 as compared to 1996, while the increase in sales of the Year 2000 products improved the net loss by $900,000. These improvements were partially offset with the $500,000 additional net loss resulting from the lower sales in the document and migration business units.

         The total of general, administrative, sales, marketing, research and development expenses increased $3.6 million to $7.2 million for the nine months ended September 30, 1997 from $3.6 million during the nine months ended September 30, 1996. This increase primarily resulted from NeoMedia investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products. NeoMedia intends to continue to expand its development, sales and marketing positions to increase revenue in each of its three business units: Document Systems Solutions Unit, Systems Transition Solutions Unit and Intelligent Document Solutions Unit.

     LICENSE FEES. License fees for the nine months ended September 30, 1997 were $1.4 million compared to $638,000 for the nine months ended September 30, 1996, an increase of $743,000 or 116.3%. This increase resulted primarily from the increase in sales of licenses by Allegiant. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 13.8% during 1997 compared to 36.2% during 1996, This decrease in the cost of sales as a percentage of related sales was primarily due to the increased sales of ADAPT2000, which is proprietary software.

     SOFTWARE RESALES. Software resales decreased by $155,000, or 7.3%, from $2.1 million for the nine months ended September 30, 1996 to $2.0 million for the nine months ended September 30, 1997. This decrease primarily resulted from the discontinuation at the end of 1996 of PRS software sales which contributed $784,000 to sales for the nine months ended September 30, 1996 and the $537,000 decrease in resales of UNIX client server administrative software, partially offset with the $1.1 million increase in resales of software for micro-mainframe computers. Cost of sales as a percentage of related sales was 86.6% during 1997 compared to 64.7% during 1996. This increase in the cost of sales as a percentage of related sales was primarily due to the discontinuation of PRS software sales with its lower cost as a percentage of sales and the increase in resales of software for micro-mainframe with its higher cost as a percentage of sales.

     EQUIPMENT RESALES. Equipment resales increased by $2.9 million, or 35.0%, to $11.3 million for the nine months ended September 30, 1997, as compared to $8.4 million for the nine months ended September 30, 1996. This increase primarily resulted from equipment resales related to Sun Microsystems workstations and servers which increased $2.7 million (primarily due to increased resales to NeoMedia's largest customer - see Note 2 of Unaudited Notes to Consolidated Financial Statements -- Concentrations of Credit Risk) and IBM Corporation equipment which increased $968,000 (primarily due to IBM enhancing its line of 390 micro-mainframe computers to include the S390). These increases were partially offset with a $500,000 one-time shipment of desktop printers to a major customer in 1996. Cost of sales as a percentage of related sales was 87.2% during 1997, compared to 85.7% during 1996.

     SERVICE FEES. NeoMedia's service fees increased by $152,000, or 9.0%, to $1.8 million for the nine months ended September 30, 1997, compared to $1.7 million for the nine months ended September 30, 1996. This increase was primarily due to the $288,000 increase in the Year 2000 services and the $361,000 increase in consulting fees for assisting companies to integrate printers, partially offset with the $462,000 decrease in services supplied in conjunction with the sales of existing software transition tools. Cost of service fees as a percentage of related sales decreased to 83.8% during 1997 from 92.1% during 1996 primarily due to higher margin on Year 2000 services.

     AMORTIZATION OF SOFTWARE. Amortization of software for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, increased $81,000 as a result of the amortization of software costs capitalized during 1997 and 1996, and, as a percentage of total net sales, decreased to 2.9% during 1997 from 3.1% during 1996 due to the increase in net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.6 million, or 88.5%, to $3.3 million for the nine months ended September 30, 1997, from $1.7 million for the nine months ended September 30, 1996. This increase was due mainly to NeoMedia building its administrative infra-structure, including compensation and related expenses and legal and professional fees, to manage current and expected future growth.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the rest of this compensation is directly related to sales volume. Sales and marketing expenses increased $1.6 million, or 93.7%, to $3.3 million for the nine months ended September 30, 1997 from $1.7 million for the nine months ended September 30, 1996, as a result primarily of hiring managers to direct current and expected future growth. NeoMedia anticipates that sales and marketing costs will increase as NeoMedia grows.

     RESEARCH AND DEVELOPMENT. During the nine months ended September 30, 1997, NeoMedia charged to expense 3.9% of total net sales in research and development expenses as compared to 1.7% during the nine months ended September 30, 1996. This percentage increase was due to an increase in the number of software developers employed by NeoMedia to expand its product lines. NeoMedia currently intends to continue to make significant investments in research and development.

     INTEREST EXPENSE, NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit. Interest expense decreased by $291,000, or 72.3%, to $112,000 for the nine months ended September 30, 1997 from $403,000 for the nine months ended September 30, 1996, due to the repayment of debt in the fourth quarter of 1996 and interest income earned on the proceeds from the Initial Public Offering ("IPO").

     BENEFIT FOR INCOME TAXES. The benefits for income taxes recorded during the nine months ended September 30, 1997 and 1996 represented the recovery of income taxes paid in prior years from the carry back of operating losses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     GENERAL. Total net sales for the three months ended September 30, 1997 were $3.9 million, which represented a $287,000 or 7.9%, increase from $3.7 million for the three months ended September 30, 1996. This increase primarily resulted from (i) the $444,000 increase in sales by Allegiant (including licenses of Year 2000 products) and (ii) the $448,000 increase in resales of the IBM 390 series of micro-mainframe computers, partially offset with the $534,000 decrease in resales of hardware (including the $411,000 decrease in resales to NeoMedia's largest customer).

     The net loss for the three months ended September 30, 1997 was $2.3 million, which represented a $653,000, or 40.2%, increase from $1.6 million for the three months ended September 30, 1996. The increase in sales of Year 2000 products improved net loss by $300,000 during 1997 as compared to 1996, while the increase in resales of the IBM 390 series improved net loss by $100,000. These improvements were partially offset with the $100,000 additional loss resulting from the lower resales of hardware.

     During the first quarter of 1996, NeoMedia decided to invest in the infra-structure needed to manage current and expected future growth. The total of general, administrative, sales, marketing, research and development expenses increased $1.2 million to $2.9 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996. This increase primarily resulted from NeoMedia's investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products.

     LICENSE FEES. License fees for the three months ended September 30, 1997 were $492,000 compared to $225,000 for the three months ended September 30, 1996, an increase of $267,000 or 118.5%. This increase resulted primarily from the increase in sales of licenses by Allegiant. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 5.8% during 1997 compared to 40.4% during 1996. This decrease in the cost of sales as a percentage of related sales was primarily due to the increased sales of ADAPT2000, which is proprietary software.

     SOFTWARE RESALES. Software resales increased by $196,000, or 241.6%, from $(81,000) for the three months ended September 30, 1996 to $115,000 for the three months ended September 30, 1997. The negative sales during the three months ended September 30, 1996 primarily resulted from returns of software sold in prior quarters. Cost of sales as a percentage of related sales was 75.7% during 1997 compared to 77.6% during 1996.

     EQUIPMENT RESALES. Equipment resales decreased by $427,000, or 13.8%, to $2.7 million for the three months ended September 30, 1997, as compared to $3.1 million for the three months ended September 30, 1996. This decrease primarily resulted from equipment resales related to Sun Microsystems work stations and servers which decreased $783,000 (primarily due to decreased resales to NeoMedia's largest customer), partially offset with the increase in resales of IBM Corporation equipment which increased $249,000. Cost of sales as a percentage of related sales was 88.2% during 1997, compared to 85.3% during 1996.

     SERVICE FEES. NeoMedia's service fees consisting of sales from consulting, education and post contract support services increased by $251,000, or 59.6%, to $672,000 for the three months ended September 30, 1997, compared to $421,000 for the three months ended September 30, 1996. This increase primarily resulted from the $155,000 increase in Year 2000 services and the $100,000 increase in consulting fees for assisting companies to integrate printers. Cost of service fees as a percentage of related sales decreased to 89.1% during 1997 from 147.3% during 1996 primarily due to the higher margin on Year 2000 services.

     AMORTIZATION OF SOFTWARE. Amortization of software for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, increased $55,000 as a result of the amortization of software costs capitalized during 1997 and 1996, and, as a percentage of total net sales, increased to 4.4% during 1997 from 3.3% during 1996 due to the increase in net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $612,000, or 67.5%, to $1.5 million for the three months ended September 30, 1997, from $905,000 for the three months ended September 30, 1996. This increase was due mainly to NeoMedia building its administrative infra-structure, including compensation and related expenses and legal and professional fees, to manage current and expected future growth.

     SALES AND MARKETING. Sales and marketing expenses have increased $519,000, or 74.6%, to $1.2 million for the three months ended September 30, 1997 from $696,000 for the three months ended September 30, 1996, as a result primarily of hiring managers to direct current and expected future growth. NeoMedia anticipates that sales and marketing costs will increase as NeoMedia grows.

     RESEARCH AND DEVELOPMENT. During the three months ended September 30, 1997, NeoMedia charged to expense 4.9% of total net sales in research and development expenses as compared to 2.5% during the three months ended September 30, 1996. This percentage increase was due to an increase in the number of software developers employed by NeoMedia to expand its product line. NeoMedia currently intends to continue to make significant investments in research and development.

     INTEREST EXPENSE, NET. Interest expense decreased by $129,000, or 68.2%, to $59,000 for the three months ended September 30, 1997 from $188,000 for the three months ended September 30, 1996, due to the repayment of debt in the fourth quarter of 1996 and interest income earned on the proceeds from the IPO.

     BENEFIT FOR INCOME TAXES. No benefit for income taxes was recorded during the three months ended September 30, 1997 and 1996, because NeoMedia has net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, NeoMedia has financed its operation through shareholder loans and borrowings from a commercial bank and under a line of credit. In December, 1995 and in January, 1996, in several series of transactions between affiliates, funds were loaned and borrowed pursuant to promissory notes bearing interest at the rate of 8% per annum. In September, 1996, a shareholder lent additional funds to NeoMedia. In October, 1996, this shareholder contributed $738,000 of these notes to additional paid-in capital. In December, 1996 and February, 1997, NeoMedia repaid in full the balance of all of these related party loans. Also, in January, 1996, NeoMedia borrowed $250,000 from a commercial bank bearing interest at the bank's prime rate plus 0.5%. During the three months ended September 30, 1996, NeoMedia closed the private placement of bridge financing receiving net cash proceeds of $2.7 million.

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

     In November, 1996, NeoMedia completed its IPO receiving net proceeds of $5.7 million. In January, 1997, NeoMedia closed the IPO's over-allotment and received net proceeds of $1.3 million. As of September 30, 1997, NeoMedia's working capital was $2.3 million which represented a $2.7 million decrease from December 31, 1996. In September, 1997, Charles W. Fritz, NeoMedia's President and Chief Executive Officer and a principal shareholder, exercised warrants to purchase 146,000 shares of common stock for $1.3 million and certain holders of publicly traded warrants exercised warrants to purchase 96,200 shares of common stock for $709,000. In October, 1997, certain holders of publicly traded warrants exercised warrants to purchase an additional 192,620 shares of common stock for $1.4 million.

     Net cash used in operating activities for the nine months ended September 30, 1997 and 1996, was $3.8 million and $1.2 million, respectively. During 1997, trade accounts receivable decreased $1.0 million, while accounts payable and accrued expenses decreased $1.0 million. During 1996, trade accounts receivables increased $1.2 million, while accounts payable and accrued expenses increased $1.4 million.

     NeoMedia's net cash flow used in investing activities for the nine months ended September 30, 1997 and 1996, was $1.5 million and $339,000, respectively. Net cash provided by financing activities for the nine months ended September 30, 1997 and 1996, was $3.1 million and $2.9 million, respectively. During January, 1997, NeoMedia sold the over-allotment of its Initial Public Offering receiving net cash proceeds of $1.3 million, and, during September, 1997, warrant holders, including Mr. Fritz, exercised $2.0 million of warrants to purchase shares of common stock in NeoMedia.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 17, 1997, NeoMedia held its Annual Meeting of Stockholders at which the stockholders voted on the election of eight directors to hold office during the year following the annual meeting or until their successors are elected, and the ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors of NeoMedia for the year ending December 31, 1997. Messrs. Charles Fritz, William Fritz, Jensen, Durst, Barclay, Keil and Reece were re-elected as directors and Mr. Hosch was not elected as a director. The appointment of Coopers & Lybrand L.L.P. was ratified. The number of votes cast was as follows:

                                            FOR         AGAINST      ABSTAINED
                                          ---------    ---------     ---------
NOMINEES FOR DIRECTOR
Charles W. Fritz ......................   5,193,492       10,200         ---
William E. Fritz ......................   5,193,492       10,200         ---
Charles T. Jensen......................   5,193,492       10,200         ---
Robert T. Durst, Jr ...................   5,193,492       10,200         ---
A. Hayes Barclay ......................   5,174,370       29,322         ---
James J. Keil .........................   5,176,442       27,250         ---
Paul Reece ............................   5,176,442       27,250         ---
James Hosch ...........................   2,118,603    3,085,089         ---

Coopers & Lybrand L.L.P ...............   5,188,775        6,250       8,667

ITEM 5.  OTHER INFORMATION

USE OF PROCEEDS OF IPO

     As of September 30, 1997, the net proceeds from the IPO, including the over-allotment in January, 1997, and net of $1,991,000 of issuance costs, was $6,996,000 and was used as follows:

                                                 (IN
                                               THOUSANDS)
                                               ----------
Repayment of certain loans ..................   $1,442
Research and development ....................    1,685
Acquisitions ................................      465
Sales and product management.................    3,213
Patent work .................................       69
Working capital .............................      122
                                                ------
Total .......................................   $6,996
                                                ======

     As of September 30, 1997, all of the net proceeds from the IPO have been applied.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits required by Item 601 of Regulation S-B to be filed herewith are as follows:

     Articles of Incorporation, By-laws, instruments defining the rights of holders, including indentures, and material contracts have heretofore been filed with the Securities and Exchange Commission and are hereby incorporated by reference to NeoMedia's Registration Statement and Exhibits thereto (SEC registration number 333-5534), Form 10- KSB for the year ended December 31, 1996, and Forms 10-QSB for the three months ended March 31, 1997 and June 30, 1997.

(b)  Reports on Form 8-K

     A Form 8-K dated August 30, 1997 was filed by NeoMedia reporting that NeoMedia entered into a Stock Purchase Agreement to acquire all of the stock of Allegiant.

     A Form 8-K dated September 16, 1997 was filed by NeoMedia reporting that NeoMedia accelerated to September 16, 1997 from November 25, 1997 the date which Charles W. Fritz, President and Chief Executive Officer of NeoMedia, could exercise his 260,000 warrants to purchase shares of common stock in NeoMedia.

     A Form 8-K dated September 25, 1997 was filed by NeoMedia reporting that NeoMedia acquired all of the stock of Allegiant from its two shareholders in accordance with the Stock Purchase Agreement.

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

                                            NEOMEDIA TECHNOLOGIES, INC.
                                            ---------------------------
                                                     Registrant

Date NOVEMBER 12, 1997                  By: /s/  CHARLES W. FRITZ
                                            ----------------------------
                                            Charles W. Fritz, President,
                                            Chief Executive Officer
                                            and Chairman of the Board


Date NOVEMBER 12, 1997                  By: /s/ CHARLES T. JENSEN
                                            ----------------------------
                                            Charles T. Jensen, Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Director

                                  EXHIBIT INDEX

SEQUENTIAL     EXHIBIT
PAGE NUMBER     NUMBER      DOCUMENT
-----------    -------      --------

     18         27.1        Article 5 Financial Data Schedule for
                            September 30, 1997