Form 10KSB40
period 1997-12-31
NEOMEDIA TECHNOLOGIES INC
filed 1998-03-31
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10 - KSB

(Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ___ TO ___

                         COMMISSION FILE NUMBER 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                            36-3680347
-------------------------------                           -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

2201 SECOND STREET, SUITE 600, FORT MYERS, FLORIDA              33901
--------------------------------------------------             --------
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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

        Issuer's consolidated revenue for its most recent fiscal year was $24,434,000.

        The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on March 16, 1998 was $35,911,097.

        As of March 16, 1998, there were outstanding 8,319,732 shares of the issuer's Common Stock.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        ORGANIZATIONAL HISTORY. The Registrant, NeoMedia Technologies, Inc. ("NeoMedia"), was incorporated under the laws of the State of Delaware on July 29, 1996, to acquire by tax-free merger Dev-Tech Associates, Inc. ("Dev-Tech"), NeoMedia's predecessor, which was organized in Illinois in December, 1989. In March, 1996, Dev-Tech's common stock was split, with an aggregate of 2,551,120 shares of common stock being issued in exchange for the 164 then issued and outstanding shares of common stock. On August 5, 1996, NeoMedia acquired all of the shares of Dev- Tech in exchange for the issuance of shares of NeoMedia's common stock to Dev-Tech's stockholders ("Dev-Tech Merger"). Each stockholder of Dev-Tech received one share of NeoMedia's common stock in exchange for one share of Dev-Tech's common stock. An aggregate of 2,551,120 shares of NeoMedia's common stock were issued in the exchange. The Dev-Tech Merger was effected under applicable provisions of the Internal Revenue Code as a tax-free transaction to the corporations and stockholders. As a result of the Dev-Tech Merger, holders of options and warrants to purchase Dev-Tech's common stock have the right to purchase NeoMedia's common stock. As an additional result of the Dev-Tech Merger, NeoMedia is the successor to the business and operations of Dev-Tech. In November, 1996, a reverse stock split was effected whereby each NeoMedia shareholder received .90386 shares of common stock for each one share of common stock then owned.

        In November, 1996, Dev-Tech Migration, Inc., an Illinois corporation ("DTM") and an affiliate of Dev-Tech, was merged into a subsidiary of NeoMedia. DTM provides migration services. Migration services consist of adapting computer software that operates only with a specific brand of hardware and operating and data base software (called a "legacy system"), such as Wang, to operate with most, if not all brands of hardware and operating software (called an "open system platform" or an "open system environment"). Management determined that DTM's services complimented Dev-Tech's services as a systems integrator, and that the synergies between the two companies would be beneficial. Accordingly, on November 20, 1996, DTM was merged ("Migration Merger") into NeoMedia Migration, Inc. ("Migration), a wholly-owned subsidiary of NeoMedia in exchange for the issuance of shares of NeoMedia's common stock to Charles W. Fritz, the sole stockholder of DTM and a principal shareholder, officer and director of NeoMedia. Mr. Charles Fritz received an aggregate of 827,525 shares of common stock on the basis of one share of DTM's common stock for .90386 share of NeoMedia's Common Stock. As a result of the Migration Merger, holders of options to purchase DTM common stock have the right to purchase NeoMedia's common stock. Accordingly, an aggregate of 330,816 shares of NeoMedia's common stock have been reserved for issuance upon exercise of such options. The Migration Merger was also effected under applicable provisions of the Internal Revenue Code as a tax free transaction to the corporations and Mr. Fritz. As a result of Migration Merger, Migration is the successor to the business and operations of DTM.

        These two mergers were accounted for in a manner similar to the pooling of interests method of accounting using historical book values rather than fair market value as all entities involved were under common control.

        In August, 1996, Migration formed a wholly-owned subsidiary, Distribuidora Vallarta, S.A., a Guatemalan corporation where NeoMedia employs computer software developers and system integrators.

        On September 25, 1997, in accordance with a Stock Purchase Agreement (the "Allegiant Merger") entered into between the parties, NeoMedia acquired from George G. Luntz and Gerald L. Willis all of the stock in Allegiant Legacy Solutions, Inc. ("Allegiant"), which was founded on February 16, 1996. Allegiant primarily sells licenses to proprietary software tools (including "ADAPT/2000") that identify, seek and automatically correct date data that is stored in various formats across both program code and specific data files. In addition to converting legacy systems written in COBOL computer language to comply with the Year 2000 requirements, ADAPT/2000 works to convert other restrictive source and application codes, such as fractions to a decimal measurement system and monetary systems such as the impending European Economic Community's Eurodollar.

     Mr. Luntz and Mr. Willis received an aggregate of 1,070,000 shares of authorized, but unissued, common stock of NeoMedia. The number of shares of NeoMedia's common stock received by Mr. Luntz and Mr. Willis was determined through arms-length negotiations between the parties. Mr. Luntz entered into an employment agreement with NeoMedia and Mr. Willis entered into a consulting agreement with NeoMedia. The Allegiant Merger was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods. On December 22, 1997, Allegiant was dissolved and merged into NeoMedia.

        Unless the context indicates otherwise, all references herein to "NeoMedia" or the "Company" mean and refer to the Registrant and its wholly-owned subsidiaries.

        INITIAL PUBLIC OFFERING. On November 25, 1996, NeoMedia completed an initial public offering of 1,700,000 units at $6.00 per unit (the"IPO"). Each unit consisted of one share of common stock, $.01 par value, and one five-year redeemable common stock purchase warrant ("Warrant"). The common stock trades on The Nasdaq Stock Market/SM/ under the symbol "NEOM," and until December 18, 1997, the warrants were traded under the symbol "NEOMW." Of the 1,700,000 units of NeoMedia offered, 1,235,000 shares of common stock and 1,700,000 warrants were sold by NeoMedia and 465,000 shares of common stock were sold by certain stockholders of NeoMedia (the "Bridge Financing Selling Stockholders"). NeoMedia did not receive any of the proceeds from the sale of common stock by the Bridge Financing Selling Stockholders. On January 16, 1997, an additional 255,000 units were sold by NeoMedia upon the exercise by Joseph Charles & Associates, Inc., the representative of the underwriters in the IPO ("Joseph Charles"), of its option to cover over-allotments in the IPO.

        On November 10, 1997, NeoMedia announced the redemption of all of its outstanding publicly-traded warrants. The warrant holders had until December 18, 1997 to convert each warrant to a share of common stock at an exercise price of $7.375 or to sell the warrant. Any warrants outstanding on December 18, 1997 were redeemed by NeoMedia for $.05 per warrant. Of the 2,700,938 warrants outstanding, 1,662,633 warrants were exercised for total proceeds to NeoMedia of $12.3 million, and 1,038,305 warrants were redeemed by NeoMedia at $.05 per warrant, or a total of $52,000.

        BRIDGE FINANCING PRIVATE PLACEMENT. Prior to the IPO, in August 1996, NeoMedia consummated the sale of an aggregate of $2,975,000 principal amount of 10% Unsecured Subordinated Convertible Promissory Notes, due September 30, 1997 (the "Bridge Promissory Notes"), in a private placement to certain investors (the "Bridge Financing Private Placement"). On November 23, 1996, NeoMedia prepaid an aggregate of $262,500 principal amount of the Notes. Upon consummation of the IPO, the Bridge Promissory Notes were automatically converted for each $50,000 principal amount into 13,750 shares of common stock and 13,750 warrants. Since $2,712,500 aggregate principal amount of Notes were outstanding following such prepayment, upon the consummation of the IPO, the Bridge Promissory Notes were automatically converted into an aggregate of 745,938 shares of common stock of NeoMedia and 745,938 warrants, and the Bridge Promissory Notes were no longer outstanding. 465,000 of the converted common shares were sold in IPO and the remaining 280,938 converted common shares were retained by the holders of the converted common shares (the "Bridge Financing Selling Stockholders").

BUSINESS OVERVIEW

      NeoMedia provides computer software and consulting services:

      * through its INTELLIGENT DOCUMENT/TM/ SOLUTIONS UNIT ("IDOCS//TM//") to embed active data elements in standard printed documents or on physical objects for the purpose of launching computer programs and creating automated links to the World Wide Web;

      * through its DOCUMENT SYSTEMS SOLUTIONS UNIT to assist clients in optimizing the creation, production and management of printed documents and printed document processes; and

       * through its YEAR 2000 / MIGRATION SOLUTIONS UNIT to enable and assist clients to implement mass changes in computer software and hardware systems, including (i) identifying, seeking and automatically correcting restrictive source and application fields which store data, including among other items, dates (adding two digits to a two-digit date field when four digits are required to correct the Year 2000 problem), stock prices (converting stock prices from a fractional to a decimal measurement system) and European currencies (converting to the new European Monetary Unit of Measure, commonly known as the "Eurodollar"), and (ii) conversions from legacy to open systems.

        NeoMedia currently offers its services and products through its three principal business units - the Intelligent Document//TM// Solutions Unit, the Document Systems Solutions Unit and the Year 2000 / Migration Solutions Unit which, although separate in name, often function as a team in providing solutions for its customers.

        As part of the services provided in connection with the solutions it offers, NeoMedia often recommends, specifies, supplies and installs equipment and software products from third-party suppliers, many of whom have strategic alliances with NeoMedia. NeoMedia acts as a re-marketer of equipment and software products for a number of suppliers, such as IBM Corporation, Sun Microsystems Computer Company, Xerox Corporation, Symbol Technologies, Inc. and Oracle Corporation, and, to date, has generated the largest portion of its revenue from these activities.

INTELLIGENT DOCUMENT(/TM/) ("IDOCS//TM//") SOLUTIONS UNIT

        NeoMedia has developed its own technology, and has rights to use the technology of others, to generate printed documents and enhance physical objects which can be automatically "read" by machines, such as computers equipped with scanners and appropriate software. These "machine readable" documents or physical objects incorporate printed codes which contain thousands of bytes of information, including computer programs rendering them functionally equivalent to a computer floppy disk. With this functionality, a user may access additional information about, assess validity of, or determine authenticity of, such document or object. These codes are referred to in the industry as "high capacity symbologies" and "multi-dimensional" or "two-dimensional" bar codes.

        Two-dimensional bar code technology has been thoroughly designed, developed and tested during the past decade. NeoMedia believes its technology is broad and generally innovative enough to be applied to a variety of industries including information management services, banking and financial services, health care and pharmaceuticals, government services, publishing, advertising, gaming, travel and entertainment. To date, a variety of applications have been commercially introduced in the United States and abroad, including fraud-proof negotiable instruments ("Secure Documents"), traceable shipping documents, and public and medical identification cards.

        NEOMEDIA'S IDOCS/TM/ TECHNOLOGY LINKS THE WORLDS OF PRINT AND ELECTRONIC MEDIA. Printed documents provide the basis and infrastructure for formal communication and commerce worldwide. In addition, the generation of printed documents has increased significantly, not decreased, with the adoption of electronic data processing systems during the past half century. However, the improvement in processes to generate printed documents has been a one way street from electronic media to a printed form. The process to re-convert human readable text to machine readable form, which is required in all business operations, has been labor intensive, exceedingly difficult and often impossible. Therefore, management believes among other applications that NeoMedia's technology can be used in all businesses to increase operational efficiencies by reducing manual re-entry of data for business transaction document and record management purposes. Management believes, therefore, its Intelligent Documents//TM// technology will provide the industry standard for linking the worlds of print and electronic media. Furthermore, NeoMedia will label any printed document or physical object incorporating its technology as "IDOCs//TM// Enabled".

        HIGH CAPACITY SYMBOLOGIES: PRESERVING MACHINE READABLE INFORMATION IN HUMAN READABLE PRINT DOCUMENTS. The use of high capacity symbologies is today the most effective and efficient means of transmitting printed information between computers. High capacity symbologies are data communications protocols which allow the preservation and communication of virtually all machine readable data represented as highly structured patterns on conventional print media. These patterns can be decoded using conventional document scanning devices and appropriate software. The result is a system which literally functions as a "modem" for print, virtually eliminating the need for manual or optical character recognition ("OCR") conversion while providing 100% accuracy and preserving the "latent" elements previously available only in the electronic data processing environment.

        It is common in business and government operations to take information stored in an electronic media format and print it into human readable form and then re-enter the same information back into electronic format. This process of printing and re-entering into electronic format often occurs multiple times since the information in the electronic format must be available for multiple parties or business departments in traditional human readable print in addition to its original electronic format. Text conversion from printed "human readable" form to a machine readable format can be accomplished through either manual re-entry or through the use of OCR software contained in scanning devices. Neither manual transcription nor the use of scanning devices are an efficient or effective method of conversion. Manual transcription is both labor intensive and error prone. Scanning devices are, at best, 98% efficient which is not suitable for transcription of un-proofed text and is potentially disastrous for the conversion of documents containing numerical information. Furthermore, neither method can fully restore a print document to its original machine readable form which often contains non-printable "latent" information, such as spreadsheet formulas, database references, embedded programs and multi-media data.

        In contrast to traditional "first generation" linear bar codes which, due to space limitations, only hold up to 40 characters, the high capacity symbologies used in Intelligent Documents//TM// convey significantly greater amounts of information - up to 2,000 characters in single symbols and tens of thousands when multiple symbols are used. In addition, unlike traditional linear bar codes, high capacity symbologies are not limited to storing character information but can also convey pure binary data including formatting information, charts and graphs, multi-media elements such as color photographs and audio and fully executable programs and macros. High capacity symbologies, in conjunction with other Intelligent Document//TM// software technology that NeoMedia has developed or licensed to use, can also be used to automatically link any printed document, such as books, newspapers, magazines, invoices and cards to on-line sources of computer information including those available through the Internet and the World Wide Web.

        SERVICES AND PRODUCTS. NeoMedia either currently provides or plans to provide the following Intelligent Document//TM// service and software products:

/BULLET/ TECHNOLOGY AND SOLUTIONS CONSULTING are engagements where NeoMedia consults with clients to advise them on general capabilities of Intelligent Document//TM// technology and specific advantages and limitations of different implementations, including custom solution designs and impact studies to assist them in their businesses.

/BULLET/ SYSTEMS DEVELOPMENT AND INTEGRATION is the design, development, implementation and service of Intelligent Document//TM// systems and applications for client purposes. It is anticipated that these systems will incorporate both equipment and software available from third party suppliers, as well as proprietary components and licenses developed by and controlled by NeoMedia.

/BULLET/ INTELLIGENT DOCUMENT MIDDLEWARE includes multi-platform utility software products, such as print drivers, symbology encoders and decoders, compaction modules and application engines which support and enable Intelligent Document//TM// applications.

         NeoMedia believes that it is currently the leading provider of high capacity symbology print drivers to the high speed printing environment. NeoMedia has provided such services to various customers, such as UPS and Symbol Technologies, Inc. and their customers, such as J.C.Penney, Amway, various state departments of motor vehicles, and the country of Bahrain.

/BULLET/ INTELLIGENT DOCUMENT/TM/ APPLICATIONS includes specific applications software which apply Intelligent Document/TM/ technology and principles to provide specific commercial solutions, including WebDispatch, Paper Data, MedThread and Commerce Thread.

        In addition to these services, NeoMedia plans to engage in the design and development of proprietary applications to enhance ported systems. These proprietary systems will include the support of Virtual Private Networks which emulate local area network access via the Internet using secure encryption methods to route data traffic. The result will be a Virtual Private Web which will allow computers within companies to be networked via the Internet, with the assurance of security so that there would not be any unauthorized use.

        Since the Intelligent Document/TM/ Solutions Unit has only been formed recently, to date it has provided only limited software and consulting services. However, due to the rapidly emerging era of electronic commerce fostered by the proliferation of the Internet and the World Wide Web, NeoMedia anticipates that the large number of potential Intelligent Document//TM// applications will, in terms of revenue, make this a fast growing unit of NeoMedia, although to date this has not occurred and no assurances can be given that this will occur in the future.

DOCUMENT SYSTEMS SOLUTIONS UNIT

        The Document System Solutions Unit assists clients in optimizing their document creation, production and management processes. These efforts have historically focused on designing and providing complete, client specific, high speed and high volume document formatting and printing solutions. Recently, services of the Document System Solutions Unit have been expanded to include Integrated Document Factories ("IDF's"), a complete, client specific system solution for automating, monitoring and managing print-to-mail processes. IDF's incorporate manufacturing principles and IDOCs/TM/ technology, enabling clients not only to achieve maximum efficiencies in their print processes, but to also ensure document integrity and traceability.

        NeoMedia's customers currently using the Document Systems Solutions Unit's services and products, include Principal Financial Group, Fidelity Investments, Discover Card Services, Inc., Charles Schwab & Co., Inc. and the State of Wisconsin, and they are able to reduce their costs through efficiencies, by generating on demand customized forms instead of purchasing expensive pre-printed stock forms, and by enabling implementation of their printing systems on lower-cost distributed client-server platforms. In addition, clients in the future may realize significant cost savings from obtaining postage discounts which may be awarded by the United States Postal Service ("USPS") to businesses that, through use of the Document System Solutions Unit's services and products, prepare and print mail in USPS specified delivery sequence.

        In providing complete document system solutions and IDF's, NeoMedia often "partners" with companies such as Xerox Corporation, IBM Corporation, Dazel Corporation, and I-Data. These arrangements often result (i) in the "partner" introducing to NeoMedia customers which purchase NeoMedia's and the business partner's services and products, (ii) in the use by the partner of NeoMedia as a subcontractor, (iii) in the re-marketing by NeoMedia of the business partner's hardware and software products, and (iv) in the sharing of the responsibility with the business partner. Depending upon the product or service involved, the association with the business partner may be on an exclusive basis.

        Currently, in connection with the services of the Document Systems Solutions Unit, NeoMedia is a supplier of proprietary and third-party software and third-party equipment. The companies represented by NeoMedia in the remarketing of software and equipment include Oracle Corporation, IBM Corporation, Sun Microsystems Computer Company, Xerox Corporation, Symbol Technologies, Dazel Corporation, Elixir Technologies and I-Data.

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

/BULLET/ INTELLIGENT DOCUMENT/TM/ SOLUTIONS, in the context of the Document
         Systems Solutions Unit, are the consulting and systems integration of the software products and applications provided by the Intelligent Document/TM/ Solutions Unit. As related to the document production process, Intelligent Documents/TM/ can also be used to control such processes and facilitate document return processing and archive retrieval.

/BULLET/ MICRO-MAINFRAME PORTS. In the first half of 1996, IBM introduced a family of products (IBM P390, R390 and S390 processors), which allows users to run mainframe applications on a downsized air-cooled platform in addition to either OS2 or AIX (IBM's version of Unix). On these new systems, users can run and maintain the integrity of existing and proven mainframe systems at a price and support cost comparable to the cost of an open system. While the transfer of applications to these new processors is not a conversion, it does involve migration services since special expertise is required in the configuration and tuning of the new processors in order to co-host the proprietary IBM applications in conjunction with either OS2 or AIX. NeoMedia, as an authorized re-marketer for IBM, offers these new systems and provides migration services in connection with their installation.

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

        SOFTWARE PRODUCTS. NeoMedia offers a variety of third-party and proprietary software products to be used in connection with its document systems solutions, including AFP Toolkit, AFP Interpreter and Maxicode.

        The services performed by the Document Solutions Unit represented 87.2% of NeoMedia's total sales for the year ended December 31, 1997. As a systems integrator, NeoMedia supplies and installs, as a re-marketer for a number of companies, a variety of computer and related products. For the years ended December 31, 1997 and 1996, revenues from this activity represented 78.5% and 82.9%, respectively, of NeoMedia's total revenue.

YEAR 2000 / MIGRATION SOLUTIONS UNIT

        The Year 2000 / Migration Solutions Unit provides proprietary and third-party software tools to assist clients in (i) identifying and automatically correcting software with the "Year 2000 problem," and (ii) converting ("migrating") from closed legacy systems to more cost effective and functional open systems. In addition, due to the unique, flexible architecture on which the Year 2000 / Migration Solutions Unit's software tools are built, solutions for other mass change problems (such as, but not limited to, the impending Eurodollar problem and the conversion of stock prices from a fractional to a decimal measurement system) may be easily developed.

        RESOLVING "YEAR 2000" AND OTHER RESTRICTIVE SOURCE AND APPLICATION CODE PROBLEMS. The "Year 2000 problem" refers to the use of a two-digit date field primarily found in legacy software programs. For example, "89" represents the calendar year "1989." Programs using such two-digit year codes will become invalid on January 1, 2000, as they will read "00" as "1900." As a result, serious errors will occur in calculations dependent upon dates, such as mortgage calculations, in particular, and calculations used throughout the financial industry in general.

        NeoMedia sells licenses to proprietary software tools (including "ADAPT/2000") that unlike many other competitive tools, not only identify occurrences of the date code problem in software programs, but automatically correct ("remediate") up to what NeoMedia believes to be potentially 90% of these occurrences. NeoMedia's ADAPT/2000 tool, unlike other competitive tools, works across various hardware platforms and remediates legacy programs written in COBOL and new IBM COBOL ("MLE") computer languages. In addition, ADAPT/2000 works to convert other restrictive source and application code, such as fractions to a decimal measurement system and monetary systems such as the impending European Economic Community's Eurodollar.

        NeoMedia is seeking to expand its strategic relationships to undertake Year 2000 services in conjunction with others. NeoMedia anticipates serving in a subcontractor capacity to companies undertaking modernization and remediation efforts to large system users, such as Columbia Hospital Corporation. NeoMedia may from time to time seek its own direct engagements with end-users, as well.

        MIGRATION SOLUTIONS. Prior to the late 1980's, software and hardware manufacturers developed business software that would only run on their proprietary systems in an attempt to "lock in" existing customers. This in turn resulted in the development of business software which would run only on these closed proprietary systems. These "closed" systems and applications are referred to in the industry as "legacy systems." However, in the late 1980's and early 1990's, technological advances resulted in widespread development of software and hardware in standard computer languages that could be installed in a variety of systems. Subsequently, these "open" systems have generated price and performance advantages and greater functionality.

        Through the use of NeoMedia's migration tools and services, businesses desiring to convert from a legacy system may avoid the time and cost of rewriting applications or the loss of an application's functionality when transferred directly to an open client-server system. Instead, NeoMedia's migration tools automatically translate legacy applications from proprietary source code to code that can be run directly on open systems. This automated solution provides advantages such as (i) most, if not all, of the functionality of the original legacy application is maintained, (ii) the conversion entails less time, resources and disruption risk than the other methods, and (iii) the conversion provides a base for modernization of the legacy application in the new open environment.

        NeoMedia's "migration and modernization" approach provides one-stop shopping for clients to migrate existing systems to open platforms and then modernize these same systems to incorporate current or new technologies. A variety of modernization paths are available to clients upon completing migration. NeoMedia management will also use this approach to further the introduction of their IDOCs(/TM/) technology.

        NeoMedia's Migration Solutions Unit provides consulting and systems integration services to facilitate the migration of business applications running on legacy systems, such as the Wang environment, to open-system platforms, such as Unix. Such migrations can reduce customer capital, training and operating costs, as well as improve performance and increase functionality in the new system environment. NeoMedia's Migration Solutions Unit has a group of proprietary programs ("tools") which facilitate this process and reduce the time, cost and risk involved in such development efforts. The products and services offered by Migration complement NeoMedia's more general systems integration products and services, which management believes provide clear synergies with NeoMedia's other commercial activities.

        Since technology in the computer industry changes so rapidly, the "new and improved" system of today is the legacy system of tomorrow. Consequently, NeoMedia believes that there is a substantial and continuing market for transition services.

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

        SERVICES. The Year 2000 / Migration Solutions Unit of NeoMedia presently offers two approaches to assist clients to implement business applications in open computing environments:

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

/BULLET/ TOTAL ASSISTED MIGRATION. This approach is employed when the legacy application effectively can be converted and "ported" (moved) to the open system environment using largely automated processes with minimal custom development. This approach is superior to the Open System Development in time, cost and development risk. Consequently, it is usually preferred. Conversion and porting of the legacy application is accomplished by the use of the proprietary migration tools employed by NeoMedia. NeoMedia's migration-development tools and application products are based on the widely used technology of Informix, Microsoft Corporation, IBM, Hewlett Packard, Oracle Corporation, Sun Microsystems Computer Company, Micro Focus Cobol and Accucobol.

        PROPRIETARY MIGRATION SOFTWARE TOOLS AND PRODUCTS. NeoMedia has acquired and developed a line of proprietary products and software tools utilized in its migrations services solutions, including WISP, WISP NT, WISP/UNIX, CoStar for WISP, PacePort and Legacy Liberator.

        In each of these areas of service, NeoMedia provides consulting services which include strategic consulting, analysis and evaluation of user applications, systems analysis, design, implementation, integration and support services and client training and configuration, installation and maintenance of equipment. The services performed by the Year 2000 / Migration Solutions Unit represented 12.8% of NeoMedia's total sales for the year ended December 31, 1997.

CUSTOMERS

        Although NeoMedia provides services and products to a spectrum of customers, ranging from closely-held companies to Fortune 100 and 500 companies, for the years ended December 31, 1997 and 1996, one customer, Ameritech Services, Inc. ("Ameritech"), accounted for 38.7% and 38.3%, respectively, of NeoMedia's revenue. NeoMedia expects sales to Ameritech as a percentage of total sales to decline in the future. Furthermore, NeoMedia does not have a written agreement with Ameritech and, therefore, there are no contractual provisions to prevent Ameritech from terminating its relationship with NeoMedia at any time. Accordingly, the loss of this customer, or a significant reduction by it in buying the products and services offered by NeoMedia, absent diversification, would materially and adversely affect NeoMedia's revenues and results of operations. In addition, the equipment and software which is remarketed to this customer is supplied by a single supplier. Accordingly, the loss of this supplier would materially adversely affect NeoMedia. For these reasons, NeoMedia is seeking, and continues to seek, to diversify its sources of revenue.

SALES AND MARKETING

        NeoMedia markets its products, as well as those for which it acts as a re-marketer, and its services primarily through its direct sales force, which was composed of 25 personnel as of December 31, 1997. NeoMedia currently maintains sales locations in five states. The sales organization is responsible for achieving quarterly and annual sales quotas, and, to a significant extent, is compensated based upon the profitability of their efforts. NeoMedia also relies upon its strategic alliances with industry leaders to help market its products and services, provide lead referrals and establish informal co-marketing arrangements. Although NeoMedia in the past has engaged in limited telemarketing activities, it may in the future expand such marketing activities. Representatives of NeoMedia also attend seminar and trade shows, both as speakers and participants, to help market its products and services.

        NeoMedia currently has arrangements with independent distributors to promote their products and services outside of the United States. NeoMedia currently has representation in England, the Netherlands, Canada, Central America and South America, although its revenue from sales outside the United States is insignificant. NeoMedia is in the process of establishing direct sales offices in Austria, Brazil, Mexico and the United Kingdom.

        In addition, NeoMedia has an indirect sales channel of value added resellers in the United States, and to a limited extend in foreign countries, of its Year 2000 products and services. NeoMedia anticipates that the indirect sales channel will account for an increasingly significant portion of NeoMedia's total revenue in future periods. There is no assurance that NeoMedia will be successful in further developing such channels, that such relationships will result in significant additional sales or that any sales through such channels will have the same profitability, if any, of sales obtained through NeoMedia's direct sales force. In addition, NeoMedia expects its direct and indirect sales channels to compete with each other. Successful indirect sales efforts depend on the abilities, resources, reputations, motivations and strategies of third parties over which NeoMedia has little control. If NeoMedia's efforts at further developing these indirect sales channels are unsuccessful, if such channels are unproductive or if NeoMedia were to lose one or more of its value added resellers, there could be a material adverse effect on NeoMedia's results of operations or financial position.

CUSTOMER SUPPORT ORGANIZATION

        NeoMedia believes that strong customer support is crucial to both the initial marketing of its products and maintenance of customer satisfaction, which in turn, enhances NeoMedia's reputation and generates repeat orders. In addition, NeoMedia believes that the customer interaction and feedback involved in its ongoing support functions provide NeoMedia with information on market trends and customer requirements that is critical to future product development efforts.

        Pre-sales support is provided by sales personnel and post-sales support is provided by NeoMedia's customer support organization pursuant to renewable annual maintenance contracts. NeoMedia maintains toll-free telephone support during regular business hours to current users and potential customers evaluating NeoMedia's products. Maintenance contracts provide for technical and emergency support, as well as software upgrades, on an if and when available basis.

RESEARCH AND DEVELOPMENT

        The computer industry is characterized by rapid technological change, frequent new product and service introductions, evolving industry standards and changes in customer demands. The introduction of products and services embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products and services obsolete and unmarketable. NeoMedia, therefore, believes that its success depends upon its ability continuously to develop new products and services, as well as enhancements to its existing products, and to introduce them promptly into the market. Research and development is especially critical to NeoMedia's intention to develop new software products and services related to high capacity symbologies. NeoMedia employed 15 persons in the area of product development as of December 31, 1997. During the years ended December 31, 1997 and 1996, NeoMedia incurred total research and development costs of $1,180,000 and $645,000, respectively, of which $428,000 and $293,000, respectively, were capitalized as software development costs and $752,000 and $352,000, respectively, were expensed as research and development costs.

        Although, NeoMedia currently is seeking patents for certain of its proprietary technology related to Intelligent Documents/TM/, NeoMedia presently has no patents with respect to its proprietary technology and products. No assurances can be given that such patent protection will be granted, and if granted, that it will be adequate to protect NeoMedia's rights. In addition, NeoMedia relies upon copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions, all of which afford only limited protection, to protect its proprietary technology and products. Although NeoMedia takes steps to protect its trade secrets, such as requiring employees with access to NeoMedia's proprietary information to execute confidentiality and non-disclosure agreements, it may be possible for unauthorized parties to copy or reverse engineer all or part of any one of NeoMedia's proprietary technology and products. Furthermore, just as there can be no assurance that a misappropriation of NeoMedia's proprietary technology and products will not occur, there can be no assurance that copyright, trademark and trade secret laws will be available in all circumstances to protect NeoMedia's rights. In addition, although the laws of the United States may protect NeoMedia's proprietary rights in its technology and products, the laws of foreign countries where

NeoMedia's products may be used may not protect its proprietary rights at all or to the same extent as the laws of the United States.

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

        Within the Year 2000 marketplace, NeoMedia believes that competition will intensify as the Millennia approaches. It is NeoMedia's aim to distinguish itself from most of the competition by offering quality services at competitive prices. Many Year 2000 solutions, once the non-compliant code is identified, will require manual remediation undertaken in a work bench environment. ADAPT/2000, on the other hand, will substantially automate the remediation process. Some of NeoMedia's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than NeoMedia. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the millennium consulting industry. As a result, there can be no assurance that one of the Company's competitors will not develop a millennium consulting methodology which achieves greater market acceptance than ADAPT/2000.

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

PRODUCT LIABILITY INSURANCE

        NeoMedia has never had any product liability claim asserted against it. However, NeoMedia could be subject to product liability claims in connection with the use of the products and services that it sells. There can be no assurance that NeoMedia would have sufficient resources to satisfy any liability resulting from these claims or would be able to have its customers indemnify or insure NeoMedia against such claims. Although NeoMedia maintains insurance against such claims, there can be no assurance that such coverage will be adequate in terms and scope to protect NeoMedia against material adverse effects in the event of a successful claim.

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

EMPLOYEES

        As of December 31, 1997, NeoMedia employed 82 full-time and five part-time employees, located in 12 states, which included 16 full-time employees and two part-time employees in systems integration, 15 full-time employees in product development, 25 full-time employees in sales, 12 full-time employees and one part-time employee in marketing and 14 full-time employees and two part-time employees in executive and administrative positions. None of NeoMedia's employees are represented by a labor union or bound by a collective bargaining agreement. NeoMedia believes that its employee relations are good.

        NeoMedia's success depends to a significant extent on the performance of its senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the computer industry. NeoMedia's failure to attract additional qualified employees or to retain the services of key personnel could materially adversely affect NeoMedia's business.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

        NeoMedia operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in Item 1 (Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in NeoMedia's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in NeoMedia's Prospectus dated August 25, 1997. The forward-looking statements are based on the beliefs of the management of NeoMedia, as well as assumptions made by, and information currently available to, NeoMedia's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause NeoMedia's actual growth, results, performance and business prospects and opportunities in 1998 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, NeoMedia's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional software developers and software/hardware sellers that have greater financial, technical and marketing resources and distribution capabilities than NeoMedia, the availability of sufficient capital, NeoMedia's ability to identify the right product mix, NeoMedia's ability to successfully acquire and integrate the operations of additional businesses, NeoMedia's ability to operate effectively in geographical areas in which it has no prior experience, the maturation and success of NeoMedia's strategy to develop, market and sell its products and services, risks inherent in conducting international business, risks associated with selling proprietary licenses and conducting a consulting services business, changes in NeoMedia's product and service mix and product and service pricing, the effectiveness of NeoMedia's efforts to control operating expenses, general economic and business conditions affecting NeoMedia and its customers in the United States and other countries in which NeoMedia sells and anticipates to sell its products and services, charges and costs related to acquisitions, and NeoMedia's ability to: (i) develop, market and sell existing and acquired products for the Intelligent Document/TM/, Year 2000 and other software markets; (ii) successfully integrate its acquired products, services and businesses and continue its acquisition strategy; (iii) adjust to changes in technology, customer preferences, enhanced competition and new competitors in the Intelligent Document/TM/, Year 2000 and other software markets; (iv) protect its proprietary software rights from infringement or misappropriation; (v) maintain or enhance its relationships with business partners and vendors; (vi) attract and retain key employees; and (vii) implement changes in NeoMedia's business strategy or minimize an inability to execute its strategy due to unanticipated changes in the millennium software and consulting market. There can be no assurance that NeoMedia will be able to identify, develop, market, sell or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that NeoMedia will be able to respond effectively to technological changes. There can be no assurance that NeoMedia will not encounter technical or other difficulties that could delay introduction of new products in the future. If NeoMedia is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected. NeoMedia is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 2.  DESCRIPTION OF PROPERTIES

        NeoMedia's principal executive, marketing and support facility is located at 2201 Second Street, Suite 600, Fort Myers, Florida 33901. NeoMedia occupies approximately 10,615 square feet under terms of a written lease from an unaffiliated party expiring on January 31, 2000. NeoMedia's principal sales facility is located at 2150

Western Court, Suite 230, Lisle, Illinois 60532. NeoMedia occupies approximately 6,050 square feet under terms of a written lease from an unaffiliated party expiring on April 30, 2000.

        NeoMedia also leases space, where the principal sales facility was formerly located, at 280 West Shuman Boulevard, Suite 100, Naperville, Illinois 60563. This lease in Naperville covers approximately 9,324 square feet under the terms of a written lease from an unaffiliated party expiring on December 31, 2000. NeoMedia subleases all of the space in the Naperville facility under the terms of a written sublease to an unaffiliated party expiring on December 31, 2000.

        NeoMedia's facility for the Year 2000 / Migration Solutions Unit is located at 11025 Reed Hartman Highway, Cincinnati, Ohio 45242. NeoMedia occupies approximately 2,000 square feet under terms of a written lease from GEDA, Inc., which is a corporation owned by Gerald Willis who is a shareholder in and consultant to NeoMedia and is a former owner of Allegiant. This lease of space in Cincinnati expires in January, 2000. In addition, NeoMedia leases, from an unaffiliated party, approximately 880 square feet of office space, pursuant to a written lease which terminated on February 28, 1998, at 12 Calle 1-25 Zona 10, Edificio Geminis, Torre Norte Officina 1006, Guatemala City, Guatemala 01010. Effective March 1, 1998, this lease was on a month-to-month basis.

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

ITEM 3.  LEGAL PROCEEDINGS

        As of December 31, 1997, NeoMedia is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of NeoMedia security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) MARKET INFORMATION. NeoMedia's common stock and warrants began trading on The Nasdaq Stock Market/SM/ under the symbol "NEOM" and "NEOMW," respectively, on November 25, 1996, the date of its initial public offering. Prior to such time there was no established public trading market for NeoMedia's common stock or warrants. On November 10, 1997, NeoMedia announced the redemption of all of its outstanding publicly-traded warrants. The warrant holders had until December 18, 1997 to convert each warrant to a share of common stock at an exercise price of $7.375 or to sell the warrant. Any warrants outstanding on December 18, 1997 were redeemed by NeoMedia for $.05 per warrant. Of the 2,700,938 warrants outstanding, 1,662,633 warrants were exercised for total proceeds to NeoMedia of $12.3 million, and 1,038,305 warrants were redeemed by NeoMedia at $.05 per warrant, or a total of $52,000.

        Set forth below is the range of high and low sales prices for the common stock and warrants for the periods indicated as reported by NASDAQ. The quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

TYPE OF SECURITY       PERIOD ENDED                HIGH          LOW
----------------       ------------                ----          ---
Common Stock           December 31, 1996 (1)      $ 7.50        $5.13
                       March 31, 1997             $ 6.31        $4.75
                       June 30, 1997              $ 9.13        $4.19
                       September 30, 1997         $11.50        $6.75
                       December 31, 1997          $11.25        $7.38
                       March 16, 1998(2)          $ 9.19        $5.25

Warrants               December 31, 1996 (1)      $ 1.50        $0.50
                       March 31, 1997             $ 1.75        $1.00
                       June 30, 1997              $ 2.00        $1.00
                       September 30, 1997         $ 3.94        $1.63
                       December 18, 1997(3)       $ 3.56        $0.03

-------------------
(1) Includes only the period November 25, 1996 through December 31, 1996.
(2) Includes only the period January 1, 1998 through March 16, 1998.
(3) Includes only the period October 1, 1997 through December 18, 1997.

        (b) HOLDERS. As of March 5, 1998, there were 139 holders of record of NeoMedia's common stock. NeoMedia believes that it has a greater number of shareholders because management believes that a substantial number of NeoMedia's common stock are held of record in street name by broker-dealers for their customers.

        (c) DIVIDENDS. As of March 16, 1998, NeoMedia has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its businesses. As of March 16, 1998, NeoMedia had a letter of credit with First National Bank of Chicago, Chicago, Illinois, the terms of which require First National Bank of Chicago's written permission prior to the declaration of cash dividends.

        NeoMedia's stock price has been and will continue to be subject to significant volatility. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. If revenues or earnings in any quarter fail to meet expectations of the investment community, there could be an immediate and significant impact on NeoMedia's stock price. In addition, NeoMedia's stock price may be affected by broader market trends that may be unrelated to NeoMedia's performance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Dev-Tech Associates, Inc., NeoMedia's predecessor, was organized in December, 1989. Through the year ended December 31, 1997, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of software license fees, resales of software developed by independent vendors ("software resales"), resales of computer equipment manufactured by independent vendors ("equipment resales"), and fees for services, including consulting, education and post contract software support. In addition, NeoMedia formed its Intelligent Document/TM/ Solutions Unit ("IDOCs/TM/") to develop enabling technology and applications which embed active data elements in standard printed documents or on physical objects for the purpose of launching computer programs and creating automated links to the World Wide Web, which NeoMedia believes to be an expanding area in the emerging world of electronic commerce. These "machine readable" documents or physical objects incorporate printed codes which contain thousands of bytes of information, including computer programs rendering them functionally equivalent to a computer floppy disk. With this functionality, a user may access additional information about, assess validity of, or determine authenticity of, such document or object. These codes are referred to in the industry as "high capacity symbologies" and "multi-dimensional" or "two-dimensional" bar codes.

        NeoMedia's strategy is to increase sales of its proprietary software transition tools and applications as a percentage of total sales. License fees for the year ended December 31, 1997 increased 122.8% from the year ended December 31, 1996, and, as a percentage of total sales, increased to 8.2% of total sales during the year ended December 31, 1997 from 4.9% during the year ended December 31, 1996, while total sales increased to $24.4 million during 1997 as compared to $18.1 million during 1996, or an increase of 35.1%. NeoMedia has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Therefore, the failure to achieve this strategy could have a material adverse effect on NeoMedia's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

        GENERAL. Total net sales for the year ended December 31, 1997 were $24.4 million, which represented a $6.3 million, or 35.1%, increase from $18.1 million for the year ended December 31, 1996. This increase primarily resulted from (i) a $4.1 million increase in equipment resales of Sun Microsystems workstations and servers and IBM Corporation equipment (including the $2.5 million increase in equipment resales to NeoMedia's largest customer), (ii) a $1.7 million increase in resales of the IBM 390 series of micro-mainframe computers, and
(iii) a $1.3 million increase in sales of Year 2000 products including licenses and services, partially offset by a $1.1 million decrease in sales in the document and migration business units as NeoMedia refocused from resales to licensing.

        The net loss for the year ended December 31, 1997 was $6.0 million, which represented a $2.9 million, or 94.2%, increase from a $3.1 million loss for the year ended December 31, 1996. The increase in the net loss primarily resulted from NeoMedia's continuing to invest in the infrastructure needed to manage current and expected future growth and $461,000 of expense for the fair value of common stock purchase warrants granted to consultants, reduced by the increased income from the net sales increase. The increase in resales of the IBM 390 series and resales of software and equipment to NeoMedia's largest customer reduced losses by $300,000 during 1997 as compared to 1996, while the increase in sales of the Year 2000 products reduced losses by $1.1 million. These improvements were partially offset by the $800,000 incremental loss resulting from the lower sales in the Document Solutions and Migration Solutions business units.

        The total of general, administrative, sales, marketing, research and development expenses increased $5.1 million to $10.3 million for the year ended December 31, 1997 from $5.2 million during the year ended December 31, 1996. This increase primarily resulted from NeoMedia investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products and $461,000 of expense for the fair value of common stock purchase warrants granted to consultants. NeoMedia intends to continue to expand its development, sales and marketing positions to increase revenue in each of its three business units: Document Systems Solutions Unit, Year 2000 / Migration Solutions Unit and Intelligent Document Solutions Unit.

        LICENSE FEES. License fees for the year ended December 31, 1997 were $2.0 million compared to $895,000 for the year ended December 31, 1996, an increase of $1.1 million or 122.8%. This increase resulted primarily from the increase in sales of licenses of NeoMedia's Year 2000 proprietary software. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 16.2% during 1997 compared to 38.9% during 1996. This decrease in the cost of sales as a percentage of related sales was primarily due to the increased sales of ADAPT/2000, which is proprietary software.

        RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $4.2 million, or 27.9%, to $19.2 million for the year ended December 31, 1997, as compared to $15.0 million for the year ended December 31, 1996. This increase primarily resulted from equipment resales related to Sun Microsystems workstations and servers which increased $3.9 million (primarily due to increased resales to NeoMedia's largest customer - see
Note 2 of Notes to Consolidated Financial Statements -- Concentrations of Credit
Risk) and IBM Corporation equipment which increased $1.1 million (primarily due to IBM enhancing its line of 390 micro-mainframe computers to include the S390). These increases were partially offset with a $500,000 one-time shipment of desktop printers to a major customer in 1996. Cost of sales as a percentage of related sales was 89.5% during 1997, compared to 81.9% during 1996. This increase in the cost of sales as a percentage of related sales was primarily due to the discontinuation of PRS software sales with its lower cost as a percentage of sales and the increase in resales of software for micro- mainframe with its higher cost as a percentage of sales.

        SERVICE FEES. NeoMedia's service fees increased by $1.0 million, or 48.5%, to $3.2 million for the year ended December 31, 1997, compared to $2.2 million for the year ended December 31, 1996. This increase was primarily due to a $504,000 increase in the Year 2000 services and a $889,000 increase in consulting fees for assisting companies to integrate printers, partially offset with a $369,000 decrease in services supplied in conjunction with the sales of existing software transition tools. Cost of service fees as a percentage of related sales decreased to 61.1% during 1997 from 89.5% during 1996 primarily due to higher margin on Year 2000 services.

        AMORTIZATION OF SOFTWARE. Amortization of software for the year ended December 31, 1997, as compared to the year ended December 31, 1996, decreased $61,000 as a result of certain migration software costs becoming fully amortized during 1997, and, as a percentage of total net sales, decreased to 2.4% during 1997 from 3.6% during 1996 due to the increase in net sales.

        SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation is directly related to sales volume. Sales and marketing expenses increased $2.6 million, or 107.0%, to $5.0 million for the year ended December 31, 1997 from $2.4 million for the year ended December 31, 1996, as a result primarily of hiring managers to direct current and expected future growth and increased commissions resulting from the increase in sales. NeoMedia anticipates that sales and marketing costs will increase as NeoMedia grows.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.6 million, or 65.5%, to $4.1 million for the year ended December 31, 1997, from $2.5 million for the year ended December 31, 1996. This increase was due mainly to NeoMedia building its administrative infra-structure, including compensation and related expenses and legal and professional fees, to manage current and expected future growth.

        RESEARCH AND DEVELOPMENT. During the year ended December 31, 1997, NeoMedia charged to expense 3.1% of total net sales in research and development expenses as compared to 1.9% during the year ended December 31, 1996. This percentage increase was due to an increase in the number of software developers employed by NeoMedia to expand its product lines. NeoMedia currently intends to continue to make significant investments in research and development.

        FAIR VALUE OF WARRANTS GRANTED TO CONSULTANTS. During the year ended December 31, 1997, NeoMedia issued common stock purchase warrants to five different consultants to purchase an aggregate of 848,332 shares of NeoMedia common stock. Using the Black-Scholes model, the fair value of these warrants was computed to be $716,000, of which $461,000 was charged to expense and $255,000 was charged to the proceeds of the publicly traded warrants called on December 18, 1997.

        INTEREST EXPENSE, NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit. Interest expense decreased by $392,000, or 72.7%, to $147,000 for the year ended December 31, 1997 from $539,000 for the year ended December 31, 1996, due to the repayment of debt in the fourth quarter of 1996 and interest income earned on the proceeds from the IPO and the warrants exercised.

        INCOME TAX EXPENSE (BENEFIT). The $78,000 benefit for income taxes recorded during the year ended December 31, 1997 represented the recovery of income taxes paid in prior years from the carry back of operating losses. During the year ended December 31, 1996, NeoMedia established in its provision for income taxes a valuation allowance for all of the net deferred income tax assets. As of December 31, 1997, NeoMedia had a $7.5 million net operating loss carryforward which does not include the net operating losses of DTM prior to the Migration Merger on November 20, 1996. Until the Migration Merger and Allegiant Merger, DTM and Allegiant were treated as S Corporations for federal and state income tax purposes. Accordingly, federal income taxes on any earnings of DTM and Allegiant were payable by DTM's and Allegiant's shareholders rather than by NeoMedia. With the Migration Merger and Allegiant Merger, the S Corporation status of Migration and Allegiant was terminated and Migration and Allegiant became subject to statutory corporate income taxes. Consequently, the benefit for income taxes differs from the amount computed by applying the statutory federal rate of 34% primarily because of the net losses incurred by Migration and Allegiant. The Internal Revenue Service examined NeoMedia's Federal income tax return for the year ended December 31, 1994. As a result of this examination, there were no significant adjustments to NeoMedia's 1994 Federal income tax return.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1997, NeoMedia's working capital was $12.1 million which represented a $7.1 million increase from December 31, 1996. Net cash used in operating activities for the year ended December 31, 1997 and 1996, was $6.2 million and $1.8 million, respectively. During 1997, trade accounts receivable increased $1.7 million, while accounts payable and accrued expenses increased $359,000. During 1996, trade accounts receivables increased $2.0 million, while accounts payable and accrued expenses increased $1.8 million. NeoMedia's net cash flow used in investing activities for the year ended December 31, 1997 and 1996, was $1.7 million and $451,000, respectively. This increase resulted from the increased acquisition of property and equipment, as well as the increase in purchases of software and the increase in capitalized software development costs.

        Net cash provided by financing activities for the year ended December 31, 1997 and 1996, was $14.0 million and $6.5 million, respectively. In November, 1996, NeoMedia completed its IPO receiving net proceeds of $5.7 million. In January, 1997, NeoMedia consummated the IPO's over-allotment and received net proceeds of $1.3 million. In September, 1997, Charles W. Fritz, NeoMedia's President and Chief Executive Officer and a principal shareholder, exercised warrants to purchase 146,000 shares of common stock for $1.3 million. On November 10, 1997, NeoMedia announced the redemption of all of its outstanding publicly-traded warrants. The warrant holders had until December 18, 1997 to convert each warrant to a share of common stock at an exercise price of $7.375 or to sell the warrant. Any warrants outstanding on December 18, 1997 were redeemed by NeoMedia at $.05 per warrant. Of the 2,700,938 warrants outstanding, 1,662,633 warrants were exercised for net proceeds to NeoMedia of $11.6 million, and 1,038,305 warrants were redeemed by NeoMedia at $.05 per warrant, or a total of $52,000.

        NeoMedia believes that its existing cash balances, funds expected to be generated from operations and available borrowings under its existing financing agreement, will be sufficient to finance NeoMedia's operations for the next twelve months. Thereafter, if NeoMedia has insufficient funds for its needs, there can be no assurance that additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event NeoMedia would reduce costs and adjust its business plan.

YEAR 2000 ISSUES

        In the next two years, many companies, including NeoMedia, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900. In 1996, NeoMedia began the process of identifying the many software applications used internally and hardware devices expected to be impacted by this issue. The software programs used internally by NeoMedia (primarily its general ledger accounting package which is not year 2000 compliant) were purchased from third party vendors. NeoMedia believes that the hardware devices which were not year 2000 compliant have been replaced with those which are year 2000 compliant. NeoMedia is currently evaluating the purchase for approximately $400,000 of a new general ledger accounting package which is year 2000 compliant and which is anticipated to be installed during 1998. However, there can be no assurance that NeoMedia will not be adversely affected by the failure of the existing general ledger accounting package if the new package is not installed timely or by the failure of the new package to be fully year 2000 compliant as represented by the vendor. NeoMedia believes that its proprietary software, for which it is currently selling licenses, is year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS

        The Financial Statements to this Form 10-KSB are attached commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        In February, 1998, NeoMedia voluntarily changed its independent accountants for the year ended December 31, 1997 from Coopers & Lybrand L.L.P. to KPMG Peat Marwick LLP. This change was approved by NeoMedia's Board of Directors. The financial statements for each of the two years in the two-year period ending December 31, 1996, were audited by Coopers & Lybrand L.L.P. NeoMedia did not have any disagreements on accounting and financial disclosures with its accountants in the years ending December 31, 1997 or 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        As of March 16, 1998, NeoMedia's directors and executive officers(*) were:

NAME                         AGE            POSITION HELD

Charles W. Fritz             41             President, Chief Executive Officer,
                                            Director and Chairman of the Board

William E. Fritz             67             Secretary and Director

Charles T. Jensen            54             Chief Financial Officer, Vice-
                                            President and Treasurer and
                                            Director

Robert T. Durst, Jr.         45             Chief Technical Officer, Executive
                                            Vice-President and Director

James M. Marshall            45             Executive Vice President of Sales
                                            and Business Development

A. Hayes Barclay             67             Director

James J. Keil                70             Director

Paul Reece                   61             Director

-----------------------
(*) In January, 1998, Dan Trampel resigned employment with NeoMedia as Senior
    Vice President of Sales.

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

        WILLIAM E. FRITZ is a founder of NeoMedia and has served as Secretary and a Director since its inception. He also served as Treasurer of NeoMedia from its inception until May 1, 1996. Mr. Fritz, who has over thirty-two years in establishing and operating privately owned companies, currently is, and for at least the past ten years has been, an officer and either the sole stockholder or a majority stockholder, of G. T. Enterprises, Inc. (formerly Gen-Tech, Inc.), D. M., Inc. (formerly Dev-Mark, Inc.) and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz also has ownership interests and executive positions in several other companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's President, Chief Executive Officer and Chairman of the Board.

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

        ROBERT T. DURST, JR. has been Chief Technical Officer and Executive Vice President since April 1, 1996. He has been a Director since August 6, 1996. Prior to joining NeoMedia, Mr. Durst held management positions with Symbol Technologies, Inc., Bohemia, New York, from February, 1992 to March, 1995 where, among other things, he worked extensively on two dimensional bar code technology. From March, 1986 to February, 1992, Mr. Durst was employed as a Technical Director by Pitney Bowes, Inc., Stamford, Connecticut. Mr. Durst holds a M.A. in Cognitive Psychology from the University of Illinois and a B.A. from Allegheny College.

        JAMES M. MARSHALL became Executive Vice-President of Sales and Business Development effective January 26, 1998. Mr. Marshall has approximately twenty years of experience in sales, marketing, sales management and general management. Prior to joining NeoMedia, Mr. Marshall held various management positions with Oracle Corporation, including most recently Senior Director of Marketing and Business Development for Americas, from 1995 to January, 1998. Prior to joining Oracle Corporation, Mr. Marshall was Director of Operations - Americas International Group for Tandem Computers, where he worked from 1986 to 1995. Mr. Marshall holds a Bachelor of Business Administration, Management and a Bachelor of Science, General Sciences, both of which are from the University of South Florida.

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

        JAMES J. KEIL has been a Director of NeoMedia since August 6, 1996. He is founder and president of Keil & Keil Associates, a business and marketing consulting firm located in Washington, D.C., specializing in marketing, sales and document technology projects. Prior to forming Keil & Keil Associates in 1990, Mr. Keil worked for approximately thirty-eight years at IBM Corporation and Xerox Corporation in various marketing and sales positions. From 1989-1995, Mr. Keil was on the Board of Directors of Elixir Technologies Corporation (a non-public corporation), and from 1990- 1992 was the Chairman of its Board of Directors. From 1992-1996, Mr. Keil served on the board of directors of Document Sciences Corporation. Mr. Keil holds a B.S. degree from the University of Dayton.

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

DIRECTOR COMPENSATION

        Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Until February 19, 1998, non-employee directors received options to purchase 3,000 shares of NeoMedia's common stock under the 1996 Stock Option Plan upon election as a director and received additional options to purchase 1,000 shares of NeoMedia's common stock under the 1996 Stock Option Plan as of the date of each annual meeting at which such person is re-elected and continues to serve as director. On February 19, 1998, the Board of Directors approved the payment to non-employee directors of director fees of $2,000 per meeting attended and granted options to the non-employee directors to purchase 14,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan, which was submitted to the stockholders for ratification at a Special Meeting to be held on March 27, 1998. See "Executive Compensation - Stock Option Plan". In addition, upon election as a director or re-election, non-employee directors will receive options to purchase 15,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan. NeoMedia anticipates that the Board of Directors will meet at least five times a year.

COMMITTEES OF THE BOARD OF DIRECTORS

        NeoMedia's Board of Directors has an Audit Committee, Compensation Committee and a Stock Option Committee. The Board of Directors does not have a Nominating Committee, and the functions of such committee are performed by the Board of Directors.

        AUDIT COMMITTEE. Until February 19, 1998, NeoMedia's Board of Directors acted as the Audit Committee, which is responsible for nominating NeoMedia's independent accountants for approval by the Board of Directors, reviewing the scope, results and costs of the audit with NeoMedia's independent accountants, and reviewing the financial statements, audit practices and internal controls of NeoMedia. On February 19, 1998, the Board of Directors elected James J. Keil, A. Hayes Barclay and Charles T. Jensen to be the sole members of the Audit Committee, which now is composed of a majority of non-employee directors.

        COMPENSATION COMMITTEE. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of NeoMedia to the Board of Directors and for administering NeoMedia's Incentive Plan for Management. Charles W. Fritz, Charles T. Jensen, James J. Keil and Paul Reece are the current members of NeoMedia's Compensation Committee.

        STOCK OPTION COMMITTEE. The Stock Option Committee, which is comprised of non-employee directors, is responsible for administering NeoMedia's Stock Option Plan. A. Hayes Barclay and James J. Keil are the current members of NeoMedia's Stock Option Committee.

CERTAIN SIGNIFICANT EMPLOYEES

        KEVIN E. LEININGER had been in charge of managing NeoMedia's systems transition solutions business from May, 1996 until April, 1997, when he was promoted to Vice-President of Business Development. From 1991 to 1996, he managed NeoMedia's open systems development services, which currently are part of NeoMedia's Document Solutions Services Unit. From 1987 to 1991, prior to joining NeoMedia, Mr. Leininger held a Group Leadership Position with Fermi National Accelerator Laboratories. To date, Mr. Leininger has authored or co-authored six books on UNIX and the Internet, three of which have been McGraw Hill Book of the Month selections. Mr. Leininger holds a M.B.A. from the University of Chicago and a B.S. in Physics and Math from Iowa State University. Mr. Leininger is 33.

        RICK D. HOLLINGSWORTH has been Vice President of Technical Operations since August 19, 1996. Mr. Hollingsworth has twenty years of experience in software development. Prior to joining NeoMedia, from December 1994 to August 1996, Mr. Hollingsworth served as a consultant for a number of organizations in Southwest Florida. From June 1992 to November 1994, he was with Allen Systems Group as Chief Technical Officer. Prior to serving in this position, he served as its Executive Vice President for product development. From May 1986 to June 1992, he served as Executive Vice President of Master Control Systems where he coordinated the development and marketing of new products. Mr. Hollingsworth holds a Bachelor of Business Administration from Baylor University. Mr. Hollingsworth is 45.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's four other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 1997, 1996 and 1995:


                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION(1)
                                       -------------------------------------
                                                                              SECURITIES
                                                                                 UNDER-
                                                       OTHER                     LYING       ALL OTHER
  NAME AND                                          ANNUAL COMPEN-             WARRANTS/      COMPEN-
PRINCIPAL POSITION          YEAR        SALARY           SATION      BONUS(2)    OPTIONS       SATION
------------------          ----       --------     --------------   -------   ----------    ----------

 Charles W. Fritz           1997       $181,333          --            --       300,000(3)  $ 9,010(5)
  President and Chief       1996        146,666          --         $36,667     260,000(4)    5,486(5)
  Executive Officer         1995        110,000          --            --          --          --


Charles T. Jensen           1997       $117,333          --            --          --       $21,960(5)
 Chief Financial Officer    1996         95,000          --         $50,782      90,386(6)    3,780(5)
 and Vice-President and     1995(7)      10,833          --            --          --          --
 Treasurer


Robert T. Durst, Jr         1997       $150,500       $25,405(8)       --          --       $ 8,432(5)
 Executive Vice-President   1996        104,994          --         $22,967     153,657(6)    4,704(5)
                            1995(9)        --            --            --          --          --


Dan Trampel (10)            1997       $115,000          --            --          --       $ 7,823(5)
 Senior Vice-President-     1996(11)     56,689          --         $11,160      90,386(6)      500(5)
 Sales                      1995(9)        --            --            --          --          --


Kevin Leininger             1997       $106,667       $13,531(12)      --          --          --
 Vice-President of          1996         85,955          --         $13,430      94,906(6)     --
 Business Development       1995        107,068(13)      --            --          --          --

--------------------------------------------------




(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the Named Executive Officer for such year.

(2) The 1996 bonuses were paid in February, 1997, except $30,000 of the bonus to Mr. Jensen, which was paid in August, 1996.

(3) Represents a warrant, exercisable for a period of five years commencing December 11, 1997, to purchase up to 300,000 shares of Common Stock at an exercise price of $7.875.

(4) Represents a warrant, exercisable until November 25, 2001 to purchase up to 260,000 shares of Common Stock at an exercise price of $8.85 per share. In September, 1997, an aggregate of 146,000 shares were purchased upon partial exercise of this warrant. Up to 114,000 shares may still be purchased in accordance with the provisions of this Warrant.

(5) Includes life insurance premiums where policy benefits are payable to beneficiary of the Named Executive Officer, and the corresponding income tax effects.

(6)   Represents options granted under NeoMedia's 1996 Stock Option Plan.

(7) Amounts cover the period from date of employment by NeoMedia in November, 1995 until December 31, 1995.

(8) Represents relocation and automobile expenses attributable to personal use of $15,713 and $9,692, respectively.

(9)   Was not employed by NeoMedia during this year.

(10)  Resigned his employment with NeoMedia in January, 1998.

(11) Amounts cover the period from the date of employment by NeoMedia in July, 1996 until December 31, 1996.

(12)  Represents relocation expenses.

(13)  Includes sales commissions of $29,568.



EMPLOYMENT AGREEMENTS

        NeoMedia has entered into five year employment agreements ending April 30, 2001, with each of Charles W. Fritz, its President and Chief Executive Officer, and Charles T. Jensen, its Vice President, Chief Financial Officer and Treasurer, and with Robert T. Durst, Jr., its Executive Vice-President and Chief Technical Officer, ending March 31, 2001. The employment agreements for Messrs. Fritz, Durst and Jensen provide for an annual salary of $170,000, $140,000 and $110,000, respectively, subject to annual review by the Board of Directors which may increase but not decrease such salary, and participation in all benefits and plans available to executive employees of NeoMedia. Effective as of May 1, 1997, the Board of Directors increased the annual salary of Messrs. Fritz and Jensen to $187,000 and $121,000, respectively, and increased the annual salary of Mr. Durst to $154,000 effective as of April 1, 1997. Effective as of January 1, 1998, the Board of Directors increased the annual salary of Messrs. Fritz, Durst and Jensen to $250,000, $170,000 and $150,000, respectively. In addition on February 19, 1998, the Board of Directors granted, subject to stockholder approval of the 1998 Stock Option Plan and certain other conditions, to Messrs. Fritz, Durst and Jensen options to purchase 200,000, 90,000 and 90,000, respectively, shares of NeoMedia common stock under the 1998 Stock Option Plan, which has been submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998. Each employment agreement terminates upon the employee's death or retirement, and may be terminated by NeoMedia upon the employee's total disability, as defined in the agreement, or for cause which is defined, among other things, as the willful failure to perform duties, embezzlement, or conviction of a felony. In addition, Messrs. Fritz, Durst and Jensen participate in a special insurance disability plan and receive life insurance benefits not generally offered to other employees and are also entitled to certain severance benefits. These severance benefits vary depending upon the reason for termination and whether there has been a change in control of NeoMedia. If termination occurs by NeoMedia (except for cause or total disability) or by the employee for good reason, as defined in the employment agreement, the agreement provides that NeoMedia will pay to the terminated employee (i) his salary through the date of termination, (ii) any deferred and unpaid amounts due under NeoMedia's Incentive Plan for Management, (iii) any accrued deferred compensation, (iv) an amount equal to two times the sum of his annual base salary plus his highest incentive compensation for the last two years, (v) unpaid incentive compensation including a pro-rata amount of contingent incentive compensation for uncompleted periods, (vi) in lieu of any stock options granted whether under NeoMedia's Stock Option Plan or otherwise (which are canceled upon the following payment), a cash amount equal to the aggregate spread between the exercise prices of all options held at such time by such terminated employee and the higher of the highest bid price of the common stock during the twelve months immediately preceding the date of termination, or the highest price per share of common stock actually paid in connection with any change in control (as defined in the employment agreement) of NeoMedia, provided that such payments do not violate the provisions of any option or the 1996 Stock Option Plan or other plan then in effect, (vii) an amount equal to any taxes payable on these payments, (viii) all relocation expenses if the terminated employee moves his principal residence more than 50 miles within one year from the date of termination, and (ix) all legal fees and expenses incurred as a result of the termination. In addition, unless termination is for cause, NeoMedia must continue to fund through the terminated employee's normal retirement age any key man insurance that is in effect on the date of termination, maintain in effect for the benefit of the terminated employee all employee benefit plans, programs, or arrangements in effect immediately prior to the date of termination. If the terminated employee's continued participation under such plan and programs is not allowable, NeoMedia is obligated to provide him with similar benefits. Each employment agreement provides that services may be performed for companies, other entities, and individuals (whether or not affiliated with NeoMedia) provided that the performance of such service does not prevent the employee from attending to the affairs of NeoMedia, and such companies are not in competition with NeoMedia. The employment agreements of Messrs. Fritz and Durst contain provisions prohibiting their competing with NeoMedia both during and, depending upon the reason for such termination, for one year following the termination of their employment.

        On January 26, 1998, NeoMedia hired Mr. James M. Marshall as Executive Vice President of Sales and Business Development. Mr. Marshall's annual salary is $163,000 plus a $40,000 annual bonus to be paid in quarterly installments if quarterly sales goals are met. In addition, the Board of Directors granted, subject to stockholder approval of the 1998 Stock Option Plan and certain other conditions, to Mr. Marshall options to purchase 70,000 shares of NeoMedia common stock under the 1998 Stock Option Plan, which has been submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998. Mr. Marshall also participates in all benefits and plans available to executive employees of NeoMedia.

INCENTIVE PLAN FOR MANAGEMENT

        Effective as of January 1, 1996, NeoMedia adopted an Annual Incentive Plan for Management ("Incentive Plan"), which provides for annual cash bonuses to eligible employees based upon the attainment of certain corporate and individual performance goals during the year. The Incentive Plan is designed to provide additional incentive to NeoMedia's management to achieve these growth and profitability goals. Participation in the Incentive Plan is limited to those employees holding positions assigned to incentive eligible salary grades and whose participation is authorized by NeoMedia's Compensation Committee which administers the Incentive Plan, including determination of employees eligible for participation or exclusion. The Board of Directors can amend, modify or terminate the Incentive Plan for the next plan year at any time prior to the commencement of such next plan year.

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

        As of March 16, 1998, options to purchase an aggregate of 623,590 shares of common stock, at an exercise price of $.84, were granted and are outstanding under NeoMedia's Stock Option Plan, including options to Charles T. Jensen, its Chief Financial Officer, and to Robert T. Durst, Jr., its Executive Vice-President, to purchase 90,386 and 153,657 shares of common stock, respectively. In addition, options to purchase an aggregate of 457,407 shares of common stock in a range of $4.19 to $10.88 per share have also been granted to employees, directors and consultants and are outstanding.

        Effective February 1, 1996 (and amended and restated effective July 18,
1996), DTM adopted a 1996 stock option plan providing for the issuance of a maximum of 400,000 shares of DTM common stock and identical in all other material respects to NeoMedia's Stock Option Plan. As a result of the Migration Merger, the DTM stock option plan is no longer in effect, no further options under the DTM stock option plan will be issued and holders of options to purchase shares of DTM common stock will, in lieu thereof, receive shares of NeoMedia's Common stock upon exercise of their options. As of the March 16, 1998, options to purchase 320,872 shares of common stock under the DTM stock option plan, at an exercise price of $.84 per share have been granted and are outstanding.

        Following the Migration Merger, the aggregate number of shares of common stock issuable under NeoMedia's Stock Option Plan was not increased by the number of shares of stock issuable under the DTM stock option plan but remains at a maximum of 1,500,000 shares, including options granted under the DTM stock option plan. As of March 16, 1998, of the 1,500,000 options issuable under NeoMedia's Stock Option Plan, there are currently options granted to purchase an aggregate of 1,401,869 shares of common stock (including 320,872 options granted under the DTM stock option plan), and 26,348 options reserved for future issuance under the Stock Option Plan.

        In addition to the Stock Option Plan, the board of directors adopted another stock option plan (the 1998 Stock Option Plan) which has been submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998.

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

        In consideration of loans made by him to it, NeoMedia has also granted to Charles W. Fritz a warrant, which contains anti-dilution provisions, to purchase up to 260,000 shares of common stock at an exercise price of $8.85. The Board of Directors approved the acceleration of the exercise date to September 16, 1997 from November 25, 1997, and in September, 1997, Mr. Fritz exercised 146,000 of these warrants. On December 11, 1997, the Board of Directors granted to Mr. Fritz an additional warrant to purchase up to 300,000 shares of common stock at an exercise price of $7.875 in consideration for his accelerated exercise of warrants which provided capital to NeoMedia on a more favorable basis to NeoMedia than obtaining other capital funds.

        The following presents certain information on stock options and warrants for the Named Executive Officers for the years ended December 31, 1997:


                                  NUMBER OF
                                  SECURITIES   % OF TOTAL
                                  UNDERLYING    OPTIONS /
                                  OPTIONS /     WARRANTS
                                  WARRANTS     GRANTED TO    EXERCISE     EXPIRATION
NAME                              GRANTED       EMPLOYEES     PRICE          DATE
----                              ----------   ----------    --------     ----------
Charles W. Fritz............ ......300,000       100.0%(1)    $7.875      12/11/02

----------------------------------------
(1) Represents a warrant to purchase shares of Common Stock exercisable for five years commencing December 11, 1997. Since this was the only warrant granted to any employee of NeoMedia, it represents 100% of all warrants of this kind granted to employees. When combined with all options granted during the year ended December 31, 1997 under NeoMedia's 1996 Stock Option Plan, this warrant represents 50.5% of all options and warrants granted to employees by NeoMedia in fiscal 1997.



401(K) PLAN

        NeoMedia maintains a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). All employees of NeoMedia who are 21 years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective contributions of up to 20% of such participant's pre-tax salary (up to a statutorily prescribed annual limit, which is $9,500 for 1997) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be required to be lower. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions are fully vested at all times. The 401(k) Plan also provides for matching and discretionary contributions by NeoMedia. To date, NeoMedia has not made any such contributions.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

        The following table sets forth options exercised by NeoMedia's Named Executive Officers during fiscal 1997, and the number and value of all unexercised options at fiscal year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of NeoMedia's stock on December 31, 1997.


                                                                                             VALUE OF
                                                              NUMBER OF                UNEXERCISED IN-THE-
                                                             UNEXERCISED                      MONEY
                                                              SECURITIES                     OPTIONS AT
                                                            UNDERLYING OPTIONS            DECEMBER 31, 1997
                                                             AT DECEMBER 31,               (BASED ON $9.094
                          SHARES                                 1997                        PER SHARE)
                         ACQUIRED          VALUE             # EXERCISABLE/                # EXERCISABLE/
NAME                    ON EXERCISE       REALIZED           UNEXERCISABLE                  UNEXERCISABLE
----                    -----------       --------          ------------------          -------------------

Charles W. Fritz          146,000          $35,624             414,000 / 0                $  393,516 / $0

Charles T. Jensen            --               --                90,386 / 0                $  746,046 / $0

Robert T. Durst, Jr.         --               --               153,657 / 0                $1,268,285 / $0

Dan Trampel (*)              --               --                90,386 / 0                $  322,136 / $0

Kevin Leininger              --               --                94,906 / 0                $  783,354 / $0


-------------------
(*)   Resigned his employment with NeoMedia in January, 1998.


        For the year ended December 31, 1997, there have not been any long term incentive plan awards made to a Named Executive Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of March 16, 1998, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors, (iii) by each executive officer of NeoMedia named in the Summary Compensation Table and (iv) by all executive officers and directors of NeoMedia as a group.


                                         AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS(1)
------------------------                 -----------------------      -------------------
Charles W. Fritz(2)(3) ...............      1,992,369                        22.8%

Fritz Family Limited Partnership(2)(4)      1,511,742                       18.2%

Chandler T. Fritz 1994 Trust(2)(5)(6).         58,489                         *

Charles W. Fritz 1994 Trust(2)(5)(7) .         58,489                         *

Debra F. Schiafone 1994 Trust(2)(5)(8)         58,489                         *

Charles T. Jensen(2)(9) ..............         90,386                        1.1%

Robert T. Durst, Jr.(2)(9) ...........        153,657                        1.8%

A. Hayes Barclay(10) .................         10,000                         *

James J. Keil(11) ....................          8,000                         *

Paul Reece(12) .......................          5,000                         *

Dan Trampel (2)(9)(13) ...............         90,386                        1.1%

Kevin Leininger (2)(9) ...............         94,906                        1.1%

George G. Luntz (14) .................        535,000                        6.4%

Gerald L. Willis (14) ................        535,000                        6.4%

All executive officers and
  directors as a group (9 persons)(15).     4,131,913                       45.0%

------------------------------------------------------------

*less than one percent of issued and outstanding shares of Common Stock of NeoMedia

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Options to purchase shares of Common Stock currently exercisable or exercisable within sixty days of March 16, 1998 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of NeoMedia, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.




(2)    c/o NeoMedia Technologies, Inc.
       2201 Second Street, Suite 600
       Fort Myers, FL 33901

(3) Mr. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act of 1933, as amended. Shares beneficially owned include (i) 400 shares of Common Stock (100 shares owned by each of Mr. Fritz's four minor children for an aggregate of 400 shares) and (ii) 414,000 shares of Common Stock issuable upon exercise of two separate warrants to purchase Common Stock which are currently exercisable. Does not include options, granted on February 19, 1998, by the Board of Directors subject to stockholder approval of the 1998 Stock Option Plan and certain other conditions, to purchase 200,000 shares of NeoMedia common stock under the 1998 Stock Option Plan, which has been submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998.

(4) William E. Fritz, Secretary of NeoMedia, and his wife, Edna Fritz, are the general partners of this Limited Partnership and therefore each are deemed to be the beneficial owner of the 1,511,742 shares held in the Fritz Family Partnership. As Trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the shares of NeoMedia held in each trust. Accordingly, Mr. William E. Fritz is deemed to be the beneficial owner of an aggregate of 1,687,209 shares (175,467 of which as a result of being trustee of the Chandler T. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, and 1,511,742 shares as a result of being co-general partner of the Fritz Family Partnership). Mr. William E. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

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

(9) Represents options granted under NeoMedia's 1996 Stock Option Plan which are currently exercisable. Does not include options, granted to each of Messrs. Jensen and Durst on February 19, 1998, by the Board of Directors subject to stockholder approval of the 1998 Stock Option Plan and certain other conditions, to purchase 90,000 shares of NeoMedia common stock under the 1998 Stock Option Plan, which has been submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998.

(10)   c/o Barclay & Damisch Ltd.
       115 West Wesley Street
       Wheaton, IL 60187
       Includes 3,000 currently exercisable options to purchase shares of Common Stock granted under NeoMedia's 1996 Stock Option Plan. Does not include
       (i) 1,000 options which are not currently exercisable or exercisable within sixty days of March 16, 1998 and (ii) 1,000 shares of Common Stock owned by Mr. Barclay's adult child living at Mr. Barclay's home, beneficial ownership of which is disclaimed. Does not include options, granted on February 19, 1998, by the Board of Directors subject to stockholder approval of the 1998 Stock Option Plan and certain other conditions, to purchase 14,000 shares of NeoMedia common stock under the 1998 Stock Option Plan, which has been submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998.



(11)   c/o Keil & Keil Associates
       733 15th Street, N.W.
       Washington, DC  20005
       Includes 3,000 currently exercisable options to purchase shares of Common Stock granted under NeoMedia's 1996 Stock Option Plan. Does not include 1,000 options which are not currently exercisable or exercisable within sixty days of March 16, 1998. Does not include options, granted on February 19, 1998, by the Board of Directors subject to stockholder approval of the 1998 Stock Option Plan and certain other conditions, to purchase 14,000 shares of NeoMedia common stock under the 1998 Stock Option Plan, which has been submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998.

(12)   c/o 380 Gulf of Mexico Drive
       Long Boat Key, FL 34228
       Includes 3,000 currently exercisable options to purchase shares of Common Stock granted under NeoMedia's 1996 Stock Option Plan. Does not include 1,000 options which are not currently exercisable or exercisable within sixty days of March 16, 1998. Does not include options, granted on February 19, 1998, by the Board of Directors subject to stockholder approval of the 1998 Stock Option Plan and certain other conditions, to purchase 14,000 shares of NeoMedia common stock under the 1998 Stock Option Plan, which has been submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998.

(13)   Resigned his employment with NeoMedia in January, 1998.

(14)   11025 Reed Hartman Highway
       Cincinnati, Ohio  45242
       Does not include 15,000 options for Mr. Luntz and 10,000 options for Mr. Willis which are not currently exercisable or exercisable within sixty days of March 16, 1998.

(15) Includes an aggregate of 438,335 currently exercisable options to purchase s hares of Common Stock granted under NeoMedia's 1996 Stock Option Plan and 414,000 currently exercisable warrants to purchase shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In December, 1995 and January, 1996, in a series of transactions between affiliates, funds were loaned and borrowed between Charles W. Fritz, William E. Fritz, Gen-Tech, Inc. ("Gen-Tech"), an Illinois corporation, owned by William E. Fritz, Dev-Mark, Inc. ("Dev-Mark"), an Illinois corporation, solely owned by William E. Fritz, DTM and NeoMedia.

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

        Following these series of transactions occurring in December, 1995 and January, 1996, Migration was indebted to Charles W. Fritz in the aggregate principal amount of $1,210,000, which was comprised of the $1,200,000 resulting from these transactions and a $10,000 loan made in 1994. This $1,210,000 principal amount remained unpaid until October 1996, at which time Mr. Fritz contributed $738,000 of such indebtedness to additional paid-in capital of NeoMedia, thus reducing such aggregate principal indebtedness to him from Migration to $472,000. This loan was repaid in full in February, 1997.

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

        In June, 1996, in consideration of loans made by Charles W. Fritz to it, NeoMedia granted to him a warrant (the "Principal Stockholder's Warrant") to purchase up to 260,000 shares of common stock at an exercise price $8.85. This warrant is exercisable for a period of four years commencing on November 25, 1997 and contains anti-dilution provisions. In September, 1997, pursuant to a resolution adopted by the board of directors authorizing the acceleration of the exercise date of the warrant to September 16, 1997, Mr. Fritz exercised warrants to purchase 146,000 shares of common stock. In December, 1997, the Board of Directors granted to Mr. Fritz an additional warrant to purchase up to 300,000 shares of common stock at an exercise price of $7.875. This warrant is exercisable over a period of four years commencing on December 11, 1998 and was granted in consideration of the accelerated exercise of the warrant for 260,000 shares which provided capital to NeoMedia on a more favorable basis to NeoMedia than obtaining other capital funds.

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

        NeoMedia leases approximately 2,000 square feet under terms of a written lease from GEDA, Inc. which is a corporation owned by Gerald L. Willis who is a shareholder in and consultant to NeoMedia and a former owner of Allegiant. The lease expires in January, 2000. During 1997, NeoMedia made lease payments in accordance with this lease totaling $36,000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

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

4.8 Form of Warrant Agreement and Warrant (Incorporated by reference to Exhibit 4.9 to NeoMedia's Registration Statement).

4.9 NeoMedia Technologies, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to NeoMedia's Form 14A Filed on February 18, 1998).

10.1 Form of Nonsolicitation and Confidentiality Agreement (Incorporated by reference to Exhibit 10.2 to NeoMedia's Registration Statement).

10.2 Employment Agreement dated May 1, 1996 between Dev-Tech Associates, Inc. and Charles W. Fritz (Incorporated by reference to Exhibit 10.3 to NeoMedia's Registration Statement).

10.3 Employment Agreement dated April 1, 1996 between Dev-Tech Associates, Inc. and Robert T. Durst, Jr. (Incorporated by reference to Exhibit 10.4 to NeoMedia's Registration Statement).

10.4 Employment Agreement dated May 1, 1996 between Dev-Tech Associates, Inc. and Charles T. Jensen (Incorporated by reference to Exhibit 10.5 to NeoMedia's Registration Statement).

10.5 Lease dated August 29, 1995 for premises located at 280 Shuman Boulevard, Naperville, Illinois (Incorporated by reference to
              Exhibit 10.8 to NeoMedia's Registration Statement).

10.6 Guaranty (By Individual) dated October 20, 1992, to IBM Credit Corporation from Charles W. Fritz, as Guarantor (Incorporated by reference to Exhibit 10.40 to NeoMedia's Registration Statement).

10.7 Dev-Tech Associates, Inc. Annual Incentive Plan for Management (Incorporated by reference to Exhibit 10.43 to NeoMedia's Registration Statement).

10.8 Dev-Tech Associates, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.44 to NeoMedia's Registration Statement).

10.9 First Amendment and Restatement of Dev-Tech Associates, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.45 to NeoMedia's Registration Statement).

10.10         Form of Stock Option Agreement - Dev-Tech Associates, Inc.
              (Incorporated by reference to Exhibit 10.46 to NeoMedia's Registration Statement).

10.11 Dev-Tech Migration, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.47 to NeoMedia's Registration Statement).

10.12 First Amendment and Restatement of Dev-Tech Migration, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.48 to NeoMedia's Registration Statement).

10.13         Form of Stock Option Agreement - Dev-Tech Migration, Inc.
              (Incorporated by reference to Exhibit 10.49 to NeoMedia's Registration Statement).

10.14 Dev-Tech Associates, Inc. 401(k) Plan and amendments thereto (Incorporated by reference to Exhibit 10.50 to NeoMedia's Registration Statement).

10.15 Mutual General Release and Stock Purchase Agreement with the Estate of Thomas Ruberry (Incorporated by reference to Exhibit
              10.52 to NeoMedia's Registration Statement).

10.16         First Amendment and Restatement of NeoMedia Technologies, Inc.
              1996 Stock Option Plan (As Established Effective February 1, 1996, and as amended through November 18, 1996) (Incorporated by reference to Exhibit 10.60 to NeoMedia's Registration Statement).

10.17 Agreement of Lease Between First Union National Bank of Florida and NeoMedia Technologies, Inc. Dated November 27, 1996 (Incorporated by reference to Exhibit 10.43 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).

10.18 Sublease Agreement Between NeoMedia Technologies, Inc. and Lancaster Annuity Services Company Dated November 8, 1996 (Incorporated by reference to Exhibit 10.44 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).

10.19 Master Lease Between William E. Fritz and NeoMedia Technologies, Inc. Dated November 6, 1996 (Incorporated by reference to Exhibit
              10.46 to NeoMedia's Form 10-KSB for the year ended December 31,
              1996).

10.20 Agreement for Wholesale Financing (Security Agreement) Between IBM Credit Corporation and NeoMedia Technologies, Inc. Dated February 20, 1997 (Incorporated by reference to Exhibit 10.47 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).

10.21 Collateralized Guaranty Between IBM Credit Corporation and NeoMedia Migration, Inc. Dated February 20, 1997 (Incorporated by reference to Exhibit 10.48 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).

10.22 Lease By and Between American National Bank and Trust Company of Chicago and NeoMedia Technologies, Inc. Dated February 25, 1997 (Incorporated by reference to Exhibit 10.50 to NeoMedia's Form 10-QSB for the quarter ended March 31, 1997).

10.23 Letter Agreement by and between Dominick & Dominick, Incorporated and NeoMedia Technologies, Inc. Dated March 20, 1997 (Incorporated by reference to Exhibit 10.51 to NeoMedia's Form 10-QSB for the quarter ended June 30, 1997).

10.24 Stock Purchase Agreement Dated August 30, 1997 By and Between NeoMedia Technologies, Inc. and George Luntz and Gerald L. Willis (Incorporated by reference to Exhibit 99.1 to NeoMedia's Form 8-K dated September 25, 1997).

10.25 Registration Rights Agreement Dated September 25, 1997 By and Between NeoMedia Technologies, Inc. and Gerald L. Willis and George G. Luntz (Incorporated by reference to Exhibit 99.2 to NeoMedia's Form 8-K dated September 25, 1997).

10.26 Consulting Agreement Dated August 30, 1997 By and Between NeoMedia Technologies, Inc. and Gerald L. Willis. (Incorporated by reference to Exhibit 99.3 to NeoMedia's Form 8-K dated September 25, 1997).

10.27 Employment Agreement Dated August 30, 1997 By and Between NeoMedia Technologies, Inc. and George Luntz (Incorporated by reference to
              Exhibit 99.4 to NeoMedia's Form 8-K dated September 25, 1997).

      (2) The following exhibits required by Item 601 of Regulation S-B are hereby filed herewith:

4.10          Form of Warrant to Charles W. Fritz
4.11          Form of Warrant to Dominick & Dominick, Incorporated
4.12          Form of Warrant to Compass Capital, Inc.
4.13          Form of Warrant to Thornhill Capital, L.L.C.
4.14          Form of Warrant to Southeast Research Partners, Inc.
4.15          Form of Warrant to Joseph Charles & Associates, Inc.
21            Subsidiaries
23.1          Consent of Coopers & Lybrand L.L.P.
23.2          Consent of KPMG Peat Marwick LLP
27.1          Article 5 Financial Data

--------------------------------------------
(b)   Reports on Form 8-K

              NeoMedia reported on Form 8-K/A dated September 25, 1997, the audited financial statements of Allegiant as of December 31, 1996 and the pro forma financial information of NeoMedia and Allegiant prepared using the pooling of interests method of accounting.

              NeoMedia reported on Form 8-K dated November 10, 1997, that BT Alex Brown, Incorporated, a subsidiary of Bankers Trust New York Corporation, was hired as a financial advisor and that NeoMedia announced the redemption of all of its outstanding publicly-traded warrants.

              NeoMedia reported on Form 8-K dated December 29, 1997, that it raised gross proceeds of $12.3 million through the exercise of outstanding warrants that were exercised in response to NeoMedia's warrant redemption call which ended December 18, 1997.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 25th day of March, 1998.

                                             NEOMEDIA TECHNOLOGIES, INC.
                                             ---------------------------
                                                              Registrant

                                            By:/s/  CHARLES W. FRITZ
                                               -------------------------
                                               Charles W. Fritz, President,
                                               Chief Executive Officer
                                               and Chairman of the Board

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

SIGNATURES                             TITLE
----------                             -----

/s/ CHARLES W. FRITZ                   President, Chief Executive Officer,
-----------------------                Chairman of the Board and Director
Charles W. Fritz

/s/ WILLIAM E. FRITZ                   Secretary and Director
-----------------------
William E. Fritz

/s/ CHARLES T. JENSEN                  Chief Financial Officer,
-----------------------                Treasurer and Director
Charles T. Jensen

/s/ ROBERT T. DURST, JR.               Director
-----------------------
Robert T. Durst, Jr.

/s/ A. HAYES BARCLAY                   Director
-----------------------
A. Hayes Barclay

/s/ JAMES J. KEIL                      Director
-----------------------
James J. Keil

/s/ PAUL REECE                         Director
-----------------------
Paul Reece

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. and subsidiaries ("NeoMedia") as of December 31, 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. These consolidated financial statements are the responsibility of the NeoMedia's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMedia as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP

KPMG Peat Marwick LLP

Miami, Florida
March 18, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. and subsidiaries ("NeoMedia") as of December 31, 1996, and the related consolidated statements of operations and shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of NeoMedia's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMedia as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
October 24, 1997

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                   --------------------
ASSETS                                                               1997        1996
                                                                   --------    --------
                                                                       (In thousands)
Current assets:
     Cash and cash equivalents .................................   $ 10,283    $  4,209
     Trade accounts receivable, net of allowance for doubtful
         accounts of $191 and $221 .............................      6,656       5,041
     Amounts due from related parties ..........................          6         496
     Inventories ...............................................        363         105
     Prepaid expenses and other ................................        562         588
                                                                   --------    --------

         Total current assets ..................................     17,870      10,439
                                                                   --------    --------

Property and equipment, net of accumulated depreciation ........        651         297
Capitalized software costs, net of accumulated amortization ....      1,278         657
                                                                   --------    --------

     Total assets ..............................................   $ 19,799    $ 11,393
                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................   $  4,320    $  3,836
     Accrued expenses ..........................................        931       1,056
     Current portion of long-term debt .........................        201         262
     Other .....................................................        306         265
                                                                   --------    --------

         Total current liabilities .............................      5,758       5,419
                                                                   --------    --------

Long-term debt, net of current portion .........................        915       1,589
                                                                   --------    --------

         Total liabilities .....................................      6,673       7,008
                                                                   --------    --------

Commitments and contingencies

Shareholders' equity:
     Common stock, $.01 par value, 15,000,000 shares authorized,
       8,295,291 and 6,184,316 shares issued and outstanding....         83          62
     Additional paid-in capital ................................     23,542       8,849
     Accumulated deficit .......................................    (10,499)     (4,526)
                                                                   --------    --------

         Total shareholders' equity ............................     13,126       4,385
                                                                   --------    --------

     Total liabilities and shareholders' equity ................   $ 19,799    $ 11,393
                                                                   ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                       1997            1996
                                                    -----------    -----------
                                                      (Dollars in thousands,
                                                       except per share data)
NET SALES:
     License fees ...............................   $     1,994    $       895
     Resales of software and technology equipment        19,172         14,986
     Service fees ...............................         3,268          2,200
                                                    -----------    -----------
         Total net sales ........................        24,434         18,081
                                                    -----------    -----------

COST OF SALES:
     License fees ...............................           324            349
     Resales of software and technology equipment        17,154         12,271
     Service fees ...............................         1,998          1,969
     Amortization of capitalized software costs..           594            655
                                                    -----------    -----------
         Total cost of sales ....................        20,070         15,244
                                                    -----------    -----------

GROSS PROFIT ....................................         4,364          2,837

Sales and marketing expenses ....................         4,988          2,409
General and administrative expenses .............         4,067          2,457
Research and development costs ..................           752            352
Fair value of warrants granted to consultants ...           461           --
                                                    -----------    -----------

Loss from operations ............................        (5,904)        (2,381)

Interest expense, net ...........................           147            539
                                                    -----------    -----------

LOSS BEFORE INCOME TAXES ........................        (6,051)        (2,920)

Income tax expense (benefit) ....................           (78)           156
                                                    -----------    -----------

NET LOSS ........................................   $    (5,973)   $    (3,076)
                                                    ===========    ===========

NET LOSS PER SHARE - BASIC ......................   $     (0.90)   $     (0.72)
                                                    ===========    ===========

Weighted average number of common shares ........     6,615,107      4,265,008
                                                    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                               1997       1996
                                                             --------    -------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................   $ (5,973)   $(3,076)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization .......................        771        799
     Provision for doubtful accounts .....................        155        436
     Fair value of warrants granted to consultants .......        461       --
     Deferred income taxes provision .....................       --          193
     Changes in operating assets and liabilities:
         Trade accounts receivable .......................     (1,770)    (2,004)
         Other current assets ............................       (214)      (102)
         Accounts payable and accrued expenses ...........        359      1,805
         Other current liabilities .......................         41        120
                                                             --------    -------

         Net cash used in operating activities ...........     (6,170)    (1,829)
                                                             --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and
  purchased software .....................................     (1,155)      (293)
Acquisition of property and equipment ....................       (591)      (158)
                                                             --------    -------

         Net cash used in investing activities ...........     (1,746)      (451)
                                                             --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units ......................      1,295      5,701
Net proceeds from exercise of stock warrants .............     12,914       --
Net proceeds from exercise of stock options ..............         44       --
Repayment from (advance to) shareholder ..................        472       (472)
Borrowings under notes payable and long-term debt ........       --        3,225
Repayments on notes payable and long-term debt ...........       (263)    (2,283)
Borrowings from shareholders and related parties .........       --        1,123
Repayments to shareholders and related parties ...........       (472)      (816)
                                                             --------    -------

         Net cash provided by financing activities .......     13,990      6,478
                                                             --------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................      6,074      4,198
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............      4,209         11
                                                             --------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR ...................   $ 10,283    $ 4,209
                                                             ========    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid .......................................   $    196    $   566
     Income taxes paid ...................................       --           65
     Non-cash investing and financing activities:
         Conversion of bridge loan to common stock .......       --        2,411
         Capital contribution from related party .........       --          797
         Retirement of treasury stock for a note payable..       --          391

              The accompanying notes are an integral part of these consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                              ADDITIONAL     ACCUM-                      NUMBER
                                                  COMMON       PAID-IN       ULATED       TREASURY          OF
                                                  STOCK        CAPITAL       DEFICIT       STOCK          SHARES
                                                ----------    ----------    ----------    ----------    ----------

                                                                    (Dollars in thousands)

Balance, December 31, 1995 ..................   $       36    $      (34)   $   (1,059)   $     (391)    3,639,539

Retirement of treasury stock, at cost .......           (5)            5          (391)          391      (506,161)

Capital contribution from related party .....         --             738          --            --            --

Proceeds from issuance of 1,700,000
     units, net of $1,756 of
     issuance costs .........................           17         5,684          --            --       1,700,000

Initial capital contribution of
     Allegiant Legacy Solutions, Inc. .......           11            48          --            --       1,070,000

Conversion of bridge loan to
     common stock ...........................            3         2,408          --            --         280,938

Net loss ....................................         --            --          (3,076)         --            --
                                                ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1996 ..................           62         8,849        (4,526)         --       6,184,316

Proceeds from issuance of 255,000 units,
     net of $235 of issuance costs ..........            3         1,292          --            --         255,000

Exercise of employee options ................         --              44          --            --          47,342

Exercise of public warrants, net of
     $641 of issuance costs .................           17        11,605          --            --       1,662,633

Exercise of Fritz warrants ..................            1         1,291          --            --         146,000

Fair value of warrants granted to consultants         --             461          --            --            --

Net loss ....................................         --            --          (5,973)         --            --
                                                ----------    ----------    ----------    ----------    ----------

Balance, December 31, 1997 ..................   $       83    $   23,542    $  (10,499)   $     --       8,295,291
                                                ==========    ==========    ==========    ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     NeoMedia Technologies, Inc. ("Technologies") was incorporated under the laws of the state of Delaware in July, 1996 to acquire by merger Dev-Tech Associates, Inc. ("Dev-Tech"), an Illinois corporation, which was incorporated in December, 1989. On August 5, 1996, Technologies acquired all of the shares of Dev-Tech in exchange for the issuance of shares of Technologies' common stock to the shareholders of Dev-Tech. Dev-Tech Migration, Inc. ("DTM") was incorporated in June, 1994, in Illinois. On November 20, 1996, DTM was merged into NeoMedia Migration, Inc. ("Migration"), a Delaware corporation and a wholly owned subsidiary of Technologies (the "Migration Merger"). Since Migrations's inception, Technologies and Migration shared certain management and were controlled by common shareholders. These transactions were accounted for in a manner similar to the pooling of interests method of accounting using historical book values rather than fair market value as all entities involved were under common control. Distribuidora Vallarta, S.A.("DVSA"), a wholly-owned subsidiary of Migration, was incorporated in Guatemala in August, 1996, to employ computer software developers and system integrators.

     On September 25, 1997, in accordance with a Stock Purchase Agreement (the "Allegiant Merger") entered into between the parties, NeoMedia acquired all of the stock in Allegiant Legacy Solutions, Inc. ("Allegiant"), which was founded on February 16, 1996. Allegiant primarily sells licenses to proprietary software tools (including "ADAPT/2000") that identify, seek and automatically correct date data that is stored in various formats across both program code and specific data files. The previous shareholders of Allegiant received an aggregate of 1,070,000 shares of authorized, but unissued common stock of NeoMedia. The number of shares of NeoMedia's common stock received by the previous shareholders of Allegiant was determined through arms-length negotiations between the parties. One former shareholder entered into an employment agreement with NeoMedia and the other former shareholder entered into a consulting agreement with NeoMedia. The Allegiant Merger was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods. For the six months ended June 30,1997, total unaudited net sales as historically reported for NeoMedia and Allegiant were $11,825,000 and $710,000, respectively, and unaudited net income (loss) was $(2,499,000) and $248,000, respectively. For the year ended December 31, 1996, total net sales as historically reported for NeoMedia and Allegiant were $17,518,000 and $563,000, respectively, and net loss was $3,075,000 and $1,000, respectively.

     Technologies, Migration, Allegiant and DVSA are collectively referred to as "NeoMedia" or the "Company" and the consolidated financial statements of NeoMedia are presented on a consolidated basis for all periods presented. The financial position and results of NeoMedia as of and for the periods prior to these mergers have been combined in a manner consistent with NeoMedia's consolidation principles as of December 31, 1997. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

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

NATURE OF BUSINESS OPERATIONS

     NeoMedia operates in one business segment which is comprised of three principal applications markets: (i) Intelligent Document/TM/ Solutions ("IDOCs/TM/") Unit, (ii) Document Systems Solutions Unit and (iii) Year 2000 / Migration Solutions Unit

     The IDOCS UNIT was established to assist clients in embedding active data elements in standard printed documents or on physical objects for the purpose of launching computer programs and creating automated links to the World Wide Web. NeoMedia has developed its own technology, and has rights to use the technology of others, to generate printed documents and enhance physical objects which can be automatically "read" by machines, such as computers equipped with scanners and appropriate software. These "machine readable" documents or physical objects incorporate printed codes which contain thousands of bytes of information, including computer programs rendering them functionally equivalent to a computer floppy disk. With this functionality, a user may access additional information about, assess validity of, or determine authenticity of, such document or object. These codes are referred to in the industry as "high capacity symbologies" and "multi-dimensional" or "two dimensional" bar codes and NeoMedia currently provides software and services to support the application of this technology.

     The DOCUMENTS SYSTEMS SOLUTIONS UNIT was established to assist clients in optimizing the creation, production and management of printed documents and printed document processes. These efforts have historically focused on designing and providing complete, client specific, high speed and high volume document formatting and printing solutions. Recently, services of the Document Systems Solutions Unit have been expanded to include Integrated Document Factories ("IDF's"), a complete, client specific system solution for automating, monitoring and managing print-to-mail processes. IDF's incorporate manufacturing principles and IDOCsTM technology, enabling clients not only to achieve maximum efficiencies in their print processes, but to also ensure document integrity and traceability.

     The YEAR 2000 / MIGRATION SOLUTIONS UNIT was established to enable and assist clients to implement mass changes in computer software and hardware systems, including (i) identifying, seeking and automatically correcting restrictive source and application fields which store data, including among other items, dates (adding two digits to a two-digit date field when four digits are required to correct the Year 2000 problem), stock prices (converting from a fractional to a decimal measurement system) and European currencies (converting to the new European Monetary Unit of Measure, commonly known as the "Eurodollar"), and (ii) conversions from legacy to open systems.

     As part of the services provided in connection with the above solutions it offers, NeoMedia often recommends, specifies, supplies and installs equipment and software products from third-party software and hardware vendors, leading consulting firms and major system integrators, many of whom have strategic alliances with NeoMedia. These alliances are integral to NeoMedia's business operations. NeoMedia principally markets and distributes its products through distributors in the United States (although it has distributors in Europe and Latin America which have not generated material sales), and currently has U. S. district offices located in Florida, Illinois, and Ohio.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     License fees represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Software and technology equipment resales represent revenue from the resale of purchased third party hardware and software products. Service fees represent revenue from consulting, education, and post contract software support services.

     NeoMedia recognizes software license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition" ("SOP 91-1"). Software license fees are recognized upon shipment to the customer to the extent that collection is probable and the remaining obligations of NeoMedia are insignificant.

     NeoMedia recognizes support revenue over the life of the support contract. Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped and only insignificant post-delivery obligations remain. Historically, product returns and allowances have been insignificant. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support, and sales of NeoMedia's proprietary software which is not bundled with hardware or software of third parties. Other service revenues, including training and consulting, are recognized as the services are performed.

     In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which becomes effective for NeoMedia for the year ended December 31, 1998 and supersedes SOP 91-1. Under SOP 97-2, software revenue is not recognized until the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the NeoMedia's fee is fixed or determinable and collectibility is probable. The impact of adopting SOP 97-2 is not deemed to be material to NeoMedia's consolidated financial statements.

INVENTORIES

     Inventories are stated at the lower of cost or market and are comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less allowances for accumulated depreciation. Repairs and maintenance are charged to expense as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives range from three to five years for equipment and up to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the life of the lease or the useful lives of the related assets. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

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

     DTM, with the consent of its shareholder, and Allegiant, with the consent of its shareholders, elected to be treated as small business corporations (S corporation under the Internal Revenue Code) for income tax purposes. Accordingly, until the Migration Merger and Allegiant Merger, their respective taxable income and related tax credits were reportable by the shareholders on their individual income tax returns. The pro forma benefit for income taxes, net loss and per share information for the years ended December 31, 1997 and 1996, of the combined operations of NeoMedia, Allegiant and DTM calculated using the statutory tax rates in effect during the applicable periods, as if Allegiant and DTM were taxable as a C Corporation, are identical to the historic information presented in NeoMedia's consolidated financial statements. No income tax benefit would have been recognized from the net operating losses of DTM as a 100% valuation allowance would have been recorded against a deferred tax asset as a result of the uncertainty of DTM's ability to generate future taxable income.

COMPUTATION OF LOSS PER SHARE

     Effective December 31, 1997, NeoMedia adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior-period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options and warrants using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because the assumed exercise of stock options and warrants would have an antidilutive effect on the net loss per share for the years ended December 31, 1997 and 1996, no exercise of stock options and warrants were assumed and no diluted net loss per share was presented.

FINANCIAL INSTRUMENTS

     The fair value of NeoMedia's debt, current and long-term, is estimated to approximate the carrying value of these liabilities based upon borrowing rates currently available to NeoMedia for borrowings with similar terms.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $191,000 and $221,000 in its December 31, 1997 and 1996 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry (Ameritech Services, Inc.) of $9,447,000 and $6,932,000 during the years ended December 31, 1997 and 1996, respectively, resulting in trade accounts receivable of $3,116,000 and $2,507,000 as of December 31, 1997 and 1996, respectively.
Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 79% and 83% of NeoMedia's revenue for the years ended December 31, 1997 and 1996, respectively.

ACCOUNTING FOR STOCK OPTIONS

     Effective January 1, 1996, NeoMedia adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair-value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, FAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to continue using the accounting method in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been adopted. Under the fair-value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic-value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Because NeoMedia elected to continue using the accounting method in APB 25, no compensation expense was recognized in the consolidated statement of operations for the years ended December 31, 1997 and 1996 for stock-based employee compensation. Had compensation cost for NeoMedia's stock-based compensation plan been determined using the fair-value method of accounting, NeoMedia's net loss and loss per share would have been increased to $6,364,000, or ($.96) per share in 1997, and $3,400,000 or ($.80) per share, in 1996.

     For grants in 1997 and 1996, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 6.00% for both years, except for the options granted in 1996 at $.84 where 5.05% was used; (iii) expected volatility of 37% and 25%, respectively, and (iv) an expected life of 3 years. The fair-value was determined using the Black-Scholes option-pricing model.

     The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which becomes effective for NeoMedia on January 1, 1998. FAS 130 establishes standards for reporting comprehensive income, which FAS 130 defines as the change in equity of an enterprise except for those changes resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. As FAS 130 addresses reporting and presentation issues only, there will be no impact on operations from its adoption.

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which becomes effective for NeoMedia for the year ending December 31, 1998. FAS 131 establishes standards for disclosures about products and services, geographic areas and major customers. As FAS 131 addresses reporting and disclosure issues only, there will be no impact on operations from its adoption.

3.   PROPERTY AND EQUIPMENT


     As of December 31, 1997 and 1996, property and equipment consisted of the following:
                                                                    1997         1996
                                                                  -------      -------
                                                                     (In thousands)

Furniture and fixtures ......................................     $   339      $   136
Leasehold improvements ......................................          62         --
Equipment ...................................................         910          663
                                                                  -------      -------

     Total ..................................................       1,311          799

Less accumulated depreciation ...............................        (660)        (502)
                                                                  -------      -------

Total property and equipment, net of accumulated depreciation     $   651      $   297
                                                                  =======      =======

4.   CAPITALIZED SOFTWARE COSTS


     As of December 31, 1997 and 1996, capitalized software costs consisted of the following:
                                                                    1997         1996
                                                                  -------      -------
                                                                     (In thousands)

Purchased software ..........................................     $ 2,209      $ 1,495
Internally developed software ...............................         804          459
                                                                  -------      -------

     Total ..................................................       3,013        1,954

Less accumulated amortization ...............................      (1,735)      (1,297)
                                                                  -------      -------
Total capitalized software costs,
     net of accumulated amortization ........................     $ 1,278      $   657
                                                                  =======      =======

     During the years ended December 31, 1997 and 1996, NeoMedia recognized amortization expense applicable to purchased software of $419,000 and $531,000, respectively, and amortization expense applicable to internally developed software of $86,000 and $124,000, respectively.

     In October 1994, DTM purchased, via seller financing, certain computer software from International Digital Scientific, Inc. ("IDSI"). The aggregate purchase price was $2,000,000 and was funded by an uncollateralized seller payable, without interest, in an amount equal to the greater of : (i) 5% of the collected gross revenues of Migration for the preceding month; or (ii) the minimum installment payment as defined, until paid in full. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (DTM's incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount is being accreted to interest expense over the term of the note. The software acquired was being amortized over its estimated useful life of three years. As of December 31, 1997 and 1996, the balance of the note payable, net of unamortized discount, was $1,020,000 and $1,115,000, respectively.

5.   FINANCING AGREEMENTS

     Technologies entered into an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Borrowings are collateralized by accounts receivable generated from the sales of merchandise to NeoMedia's customers and are personally guaranteed by certain shareholders of NeoMedia. In addition, as of December 31, 1997, a $750,000 letter of credit was issued to the benefit the commercial finance company. NeoMedia collateralized this letter of credit with a $750,000 certificate of deposit. As of December 31, 1997 and 1996, amounts due under this financing agreement included in accounts payable were $2,651,000 and $2,275,000, respectively.

6.   LONG-TERM DEBT


     As of December 31, 1997 and 1996, long-term debt consisted of the following:
                                                                    1997         1996
                                                                  -------      -------
                                                                      (In thousands)
Note payable to IDSI, non-interest bearing with interest
     imputed at 9%, due with minimum monthly installments
     of $16.0 through December 2005 .........................     $ 1,392      $ 1,584
Note payable to former shareholder, non-interest bearing
     with interest imputed at 10%, due with minimum monthly
     installments of $12.5 through July 1998 ................          88          237
Note payable to shareholder, 8%, due December, 2000 .........        --            472
Capital leases ..............................................          12           44
                                                                  -------      -------
     Subtotal ...............................................       1,492        2,337
Less:  unamortized discount .................................        (376)        (486)
                                                                  -------      -------
     Total long-term debt ...................................       1,116        1,851
Less:  current portion ......................................        (201)        (262)
                                                                  -------      -------

Long-term debt, net of current portion ......................     $   915      $ 1,589
                                                                  =======      =======

     In January, 1996, NeoMedia borrowed $750,000 (which bore interest at 8% per annum and was payable on demand) from a principal shareholder, increasing the total notes payable to this shareholder to $1,210,000. In October 1996, this shareholder contributed $738,000 of this note to additional paid-in capital leaving a balance as of December 31, 1996 of $472,000. In February, 1997, NeoMedia repaid the note in full.

     The long-term debt payments for each of the next five fiscal years ending December 31 are as follows:

                                                 AMOUNT IN
                                                 THOUSANDS
                                                 ---------
         1998 ..................................  $  292
         1999 ..................................     192
         2000 ..................................     192
         2001 ..................................     192
         2002 ..................................     192
         Thereafter ............................     432
                                                  ------
         Total .................................  $1,492
                                                  ======

7.   INCOME TAXES

     For the years ended December 31, 1997 and 1996, the components of income tax expense (benefit) were as follows:

                                                        1997          1996
                                                       ------        -----
                                                           (In thousands)

Current...........................................     $ (78)        $ (37)
Deferred..........................................        --           193
                                                       -----         -----

Income tax expense (benefit)......................     $ (78)        $ 156
                                                       =====         =====

     For the years ended December 31, 1997 and 1996, the significant components of the deferred tax provision were as follows:
                                                                                1997         1996
                                                                              -------      -------
                                                                                 (in thousands)

Deferred tax benefit, exclusive of the components listed below ..........     $(2,226)     $  (826)
Tax effect of change in the status of Migration .........................        --           (391)
Increase in valuation allowance .........................................       2,226        1,410
                                                                              -------      -------

     Total ..............................................................     $  --        $   193
                                                                              =======      =======

     As of December 31, 1997 and 1996, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                      1997                     1996
                                               --------------------    ----------------------
                                               TEMPORARY     TAX       TEMPORARY       TAX
                                               DIFFERENCE   EFFECT     DIFFERENCE     EFFECT
                                               ----------   -------    ----------     -------
                                                               (In thousands)

Accrued employee benefits .................     $    57     $    23      $   245      $    98
Bad debts .................................         191          76          221           86
Accrued interest payable ..................        --          --            265          106
Deferred revenue ..........................         189          76          234           93
Capitalized software development costs ....       1,014         406          815          326
Net operating loss carryforwards ..........       7,462       2,985        1,644          658
Other .....................................          58          23          (11)          (4)
Alternative minimum tax credit carryforward                      47                        47
                                                            -------                   -------

Total deferred tax assets .................                   3,636                     1,410

Valuation allowance .......................                  (3,636)                   (1,410)
                                                            -------                   -------

Net deferred income tax asset .............                 $  --                     $  --
                                                            =======                   =======


     For the years ended December 31, 1997 and 1996, income tax expense
(benefit) differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                                 1997                       1996
                                          --------------------       --------------------
                                           AMOUNT         %          AMOUNT          %
                                          --------     -------       -------      -------
                                                          (Dollars in thousands)
Benefit at federal statutory rate ...     $(2,057)         (34)%     $  (992)         (34)%
S-corporation (income) loss allocated
     directly to shareholders .......         (45)          (1)          321           11
Permanent differences and other, net.        (202)          (3)            1         --
Change in valuation allowance .......       2,226           37           826           28
                                          -------      -------       -------      -------

Income tax expense (benefit).........     $   (78)          (1)%     $   156            5%
                                          =======      =======       =======      =======

     As of December 31, 1997, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $7,462,000 which may be used to offset future taxable income, or, if unused $1,644,000 will expire in 2011 and $5,818,000 will expire in 2012. As a result of certain of NeoMedia's equity activities occurring during the year ended December 31, 1997, NeoMedia anticipates that the annual usage of such net operating loss carryforwards may be restricted pursuant to the provisions of Section 382 of the Internal Revenue Code. Because the realization of NeoMedia's net operating losses carryforwards is uncertain, a valuation allowance has been established against it and other deferred income tax assets.

8.   TRANSACTIONS WITH RELATED PARTIES

     NeoMedia made advances to various related parties including companies affiliated through common ownership. These advances arose from expenses paid by NeoMedia on behalf of the affiliated companies and allocations of certain administrative costs for services provided by NeoMedia. No administrative costs were allocated to affiliated companies during the year ended December 31, 1997, and $27,000 was allocated during the year ended December 31, 1996. As of December 31, 1997 and 1996, the amounts due from related parties totalled $6,000 and $24,000, respectively. During the years ended December 31, 1997 and 1996, NeoMedia and certain employees leased office and residential facilities from related parties for rental payments totalling $12,000 and $11,000, respectively.

     On January 2, 1996, NeoMedia provided to one of its principal shareholders an advance of $472,000 payable within 30 days of demand by NeoMedia. This loan bore interest at 8% payable on a monthly basis. This loan was repaid in full in February, 1997.

     In March, 1996, NeoMedia borrowed $135,000 from a related entity and $36,000 from a principal shareholder, payable within thirty days of demand, bearing interest at 8% per annum. In June, 1996, NeoMedia borrowed $200,000 from NeoMedia's Chief Executive Officer and a principal shareholder, payable within thirty days of demand, bearing interest at 8% per annum. The net proceeds from these financing transactions were used for general corporate operating purposes. These loans were repaid in full during 1996. In connection with the June, 1996 note, NeoMedia granted a warrant to the shareholder to purchase up to 260,000 shares of NeoMedia's common stock at an exercise price of $8.85. This warrant is exercisable until November 25, 2001. On September 16,1997, the board of directors of NeoMedia approved an acceleration of the date when this warrant could be exercised and the shareholder exercised the warrant to purchase 146,000 shares of common stock. Assuming a risk-free interest rate of 6.25%, an expected life of three years, an expected volatility of 25% and no expected dividends, the effect of using the fair-value method of accounting on net loss for the year ended December 31, 1996 would have increased net loss to $3,115,000, or ($.73) per share.

     On December 11,1997, the board of directors granted a warrant to purchase up to an additional 300,000 shares of NeoMedia's common stock at an exercise price of $7.875 to NeoMedia's Chief Executive Officer and a principal shareholder. This warrant is exercisable until December 11, 2002 and was granted in consideration of the accelerated exercise of the warrant for 260,000 shares which provided capital to NeoMedia on a more favorable basis to NeoMedia than obtaining other capital funds. Assuming a risk-free interest rate of 6.0%, an expected life of 1.5 years, an expected volatility of 37% and no expected dividends, the Black-Scholes model computed a fair value of approximately $515,000.

     NeoMedia has entered into various employment and consulting agreements which require an aggregate of approximately $1.1 million in annual payments. These employment and consulting agreements extend to various dates through 2001.

9.   LEASES

     NeoMedia leases certain office equipment, principally telecommunication equipment, under leases which are capital in nature. As of December 31, 1997 and 1996, NeoMedia had net assets of $43,000 and $53,000, respectively, under these capital leases.

     NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 1997 and 1996, NeoMedia's rent expense was $628,000 and $353,000, respectively. Beginning December 1, 1996, NeoMedia subleased a portion of its office facilities until the lease expires.

     The aggregate amount of expected future lease payments and receipts under operating leases for each of the next five years ending December 31 was as follows:


                                          PAYMENTS    RECEIPTS
                                          --------    --------
                                              (In thousands)

         1998 ........................... $    694    $    173
         1999 ...........................      592         179
         2000 ...........................      267         183
         2001 ...........................        3          --
         2002 ...........................        2          --
                                          --------    --------

         Total .........................  $  1,558    $    535
                                          ========    ========

     In November, 1996, NeoMedia entered into a lease with a principal shareholder whereby the shareholder leased to NeoMedia an exhibition booth which cost $85,435. The lease is for 36 months with monthly payments of $2,858.

10.  DEFINED CONTRIBUTION SAVINGS PLAN

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

11.  EMPLOYEE STOCK OPTION PLAN

     Effective February 1, 1996, NeoMedia adopted the 1996 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 1,500,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price shall be equal to or in excess of the fair market value per share of NeoMedia's common stock on the date of grant. Options granted during 1997 and 1996 were granted at an exercise price equal to fair market value on the date of grant. Options granted can not be exercised during the year following the date of grant and must be exercised within ten years from the date of grant.

     A summary of the status of NeoMedia's stock option plan as of and for the years ended December 31, 1997 and 1996 is as follows:


                                                            1997                        1996
                                                  -------------------------      --------------------
                                                    WEIGHTED                     WEIGHTED
                                                     AVERAGE       NUMBER        AVERAGE      NUMBER
                                                    EXERCISE         OF          EXERCISE       OF
                                                     PRICE         SHARES         PRICE       SHARES
                                                  ----------     ----------      -----     ----------
Outstanding at beginning of year .........             $1.76      1,338,172

Granted ..................................              7.30        293,500      $1.72      1,419,753
Exercised ................................               .95        (47,342)       --             --
Forfeited ................................              4.15       (179,520)      1.34        (81,581)
                                                  ----------     ----------      -----     ----------

Outstanding at end of year ...............             $2.64      1,404,810      $1.76      1,338,172
                                                  ==========     ==========      =====     ==========


Options exercisable at year-end ..........                        1,133,810                      --
                                                                 ==========                ==========

Weighted-average fair value of options
     granted during the year .............             $2.35                     $0.43
                                                  ==========                     =====

Available for grant at the end of the year            47,848                                  161,828
                                                  ==========                               ==========


The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 1997:

                                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      -----------------------------------------------------      ------------------------------
                                     WEIGHTED-AVERAGE                                              WEIGHTED
RANGE OF                NUMBER          REMAINING          WEIGHTED-AVERAGE        NUMBER          AVERAGE
EXERCISE PRICES       OUTSTANDING    CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
---------------       -----------    ----------------       --------------       -----------     --------------
$0.84                     968,903           8.1 years                $ .84           968,903              $ .84
$4.19 to $7.25            306,907           9.2 years                 5.44           164,907               5.69
$7.56 to $10.88           129,000           9.7 years                 9.46               --                ---
                      -----------    ----------------       --------------       -----------     --------------

$0.84 to $10.88         1,404,810           8.5 years                $2.64         1,133,810              $1.55
                      ===========    ================       ==============       ===========     ==============

12.  PUBLIC OFFERING OF COMMON STOCK AND WARRANTS

     On November 25, 1996, NeoMedia completed an initial public offering ("IPO") of 1,235,000 shares of common stock at $5.90 per share and 1,700,000 redeemable warrants, at $.10 per warrant, to purchase shares of common stock, and an offering by certain selling security holders of an additional 465,000 shares of NeoMedia's common stock. The selling security holders also were issued 745,938 warrants upon conversion of convertible notes from NeoMedia. In addition, on January 16, 1997, NeoMedia completed the sale of an over-allotment of 255,000 shares of common stock and 255,000 redeemable warrants. On November 10, 1997, NeoMedia announced the redemption of all its outstanding publicly-traded warrants. The warrant holders had until December 18, 1997 to convert each warrant to a share of common stock at an exercise price of $7.375 or to sell the warrant. Any warrants outstanding as of December 31, 1997 were redeemed by NeoMedia for $.05 per warrant. Of the 2,700,938 warrants outstanding, 1,662,633 were exercised for gross proceeds of $12.3 million and 1,038,305 were redeemed at $.05 per warrant, or a total of $52,000.

     In connection with the IPO, NeoMedia agreed to sell to the underwriters, for nominal consideration, warrants to purchase up to 170,000 shares of common stock and 170,000 warrants (collectively, the "Underwriters Warrants"). The Underwriters Warrants are exercisable at a price of $8.85 per share of common stock and warrant until November 25, 2001.

     On May 1, 1997, NeoMedia issued, to an investment banking firm, a warrant at an exercise price of $7.375 per share to purchase 375,000 shares of common stock until November 25, 2001 and to another investment banking firm a warrant at an exercise price of $10.125 per share to purchase 65,000 shares of common stock until November 25, 2001. On December 11, 1997, NeoMedia issued to outside consultants three warrants to purchase 408,332 shares of NeoMedia common stock until December 11, 2002. Of these 408,332 warrants, 173,332 were issued at an exercise price of $8.85 per share, 135,000 were issued at an exercise price of $7.50 per share, and 100,000 were issued at an exercise price of $10.00 per share. Assuming an expected life of 1.5 years, expected volatilities of 37%, a risk-free interest rate of 6.0%, and no expected dividends, the fair-values of these five warrants were calculated using the Black-Scholes model to be $716,000 of which $461,000 was charged to expense and $255,000 was charged to the proceeds of the publicly-traded warrants called on December 18, 1997.

13.  BRIDGE FINANCING

     During July and August 1996, NeoMedia issued, in a private placement, convertible promissory notes due in September 1997. Each unit consisted of a $50,000 10% promissory note convertible into 13,750 shares and 13,750 warrants of NeoMedia's common stock upon consummation of the IPO valued at an average of $3.64 per share. NeoMedia received $2,697,000 in cash proceeds from this private placement, net of $278,000 in expenses. These expenses were amortized to interest expense over the life of the notes. NeoMedia retired $262,500 of these notes on November 23, 1996. Of the remaining 745,938 shares available for conversion, 465,000 were sold by the note holders in the IPO.

14.  SUBSEQUENT EVENT

     On December 11, 1997, NeoMedia's board of directors recommended to NeoMedia stockholders an amendment to NeoMedia's Certificate of Incorporation to increase the number of shares of authorized common stock to 50,000,000 shares and to authorize the creation of 10,000,000 shares of preferred stock, $.01 par value. These additional shares may be issued at the discretion of the board of directors and will be used, among other purposes, for future financing and acquisition transactions, common stock dividends or splits, and the exercise of stock options issued pursuant to the terms of the 1996 and 1998 Stock Option Plans.

     On December 11,1997, the board of directors also recommended the adoption of the 1998 Stock Option Plan which authorizes the grant of non-qualified options to purchase up to an aggregate of 8,000,000 shares of NeoMedia's common stock to officers and full-time salaried employees of NeoMedia with managerial, professional, or supervisory responsibilities, consultants and other advisors who render bona fide services to NeoMedia and to NeoMedia's directors.

     The above recommendations of the board of directors were submitted to the stockholders for approval at a special meeting of stockholders on March 27, 1998.

                                  EXHIBIT INDEX

SEQUENTIAL   EXHIBIT
PAGE NUMBER   NUMBER   DOCUMENT
-----------  --------  --------

57            4.10     Form of Warrant to Charles W. Fritz

71            4.11     Form of Warrant to Dominick & Dominick, Incorporated

82            4.12     Form of Warrant to Compass Capital, Inc.

92            4.13     Form of Warrant to Thornhill Capital, L.L.C.

102           4.14     Form of Warrant to Southeast Research Partners, Inc.

112           4.15     Form of Warrant to Joseph Charles & Associates, Inc.

123           21       Subsidiaries

125           23.1     Consent of Coopers & Lybrand L.L.P.

127           23.2     Consent of KPMG Peat Marwick LLP

129           27.1     Article 5 Financial Data Schedule for December 31, 1997