Form 10QSB
period 1998-03-31
NEOMEDIA TECHNOLOGIES INC
filed 1998-05-08
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB

     (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

        As of April 30, 1998, there were outstanding 8,575,156 shares of the issuer's Common Stock.


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                        MARCH       DECEMBER
ASSETS                                                                31, 1998      31, 1997
                                                                      --------      --------
                                                                         (In thousands)
Current assets:
    Cash and cash equivalents ....................................    $  9,097     $ 10,283
    Trade accounts receivable, net of allowance for doubtful
        accounts of $221 and $191 ................................       5,107        6,656
    Amounts due from related parties .............................          12            6
    Inventories ..................................................        --            363
    Prepaid expenses and other ...................................         552          562
                                                                      --------     --------

        Total current assets .....................................      14,768       17,870
                                                                      --------     --------

Property and equipment, net of accumulated depreciation ..........         673          651
Capitalized software costs, net of accumulated amortization ......       1,312        1,278
                                                                      --------     --------

    Total assets .................................................    $ 16,753     $ 19,799
                                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................    $  2,361     $  4,320
    Accrued expenses .............................................         957          931
    Current portion of long-term debt ............................         169          201
    Other ........................................................         453          306
                                                                      --------     --------

        Total current liabilities ................................       3,940        5,758
                                                                      --------     --------

Long-term debt, net of current portion ...........................         888          915
                                                                      --------     --------

        Total liabilities ........................................       4,828        6,673
                                                                      --------     --------

Shareholders' equity:
    Common stock, $.01 par value, 50,000,000 shares authorized,
        8,384,732 and 8,295,291 shares issued and outstanding ....          84           83
    Preferred stock. $.01 par value, 10,000,000 shares authorized,
           none issued and outstanding ...........................        --           --
    Additional paid-in capital ...................................      23,616       23,542
    Accumulated deficit ..........................................     (11,775)     (10,499)
                                                                      --------     --------

        Total shareholders' equity ...............................      11,925       13,126
                                                                      --------     --------

    Total liabilities and shareholders' equity ...................    $ 16,753     $ 19,799
                                                                      ========     ========

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS
                                                          ENDED MARCH 31,
                                                     ------------------------
                                                        1998          1997
                                                     ---------     ----------
                                                       (Dollars in thousands,
                                                       except per share data)
NET SALES:
    License fees ...............................     $     795      $     319
    Resales of software and technology equipment         3,966          3,760
    Service fees ...............................         1,241            620
                                                     ---------     ----------
        Total net sales ........................         6,002          4,699
                                                     ---------     ----------
COST OF SALES:
    License fees ...............................            59             74
    Resales of software and technology equipment         3,309          3,265
    Service fees ...............................           511            402
    Amortization of capitalized software costs .           103            146
                                                     ---------     ----------
        Total cost of sales ....................         3,982          3,887
                                                     ---------     ----------

GROSS PROFIT ...................................         2,020            812

Sales and marketing expenses ...................         1,816            841
General and administrative expenses ............         1,323            833
Research and development costs .................           229            196
                                                     ---------     ----------

Loss from operations ...........................        (1,348)        (1,058)

Interest expense (income), net .................           (72)            12
                                                     ---------     ----------

LOSS BEFORE INCOME TAXES .......................        (1,276)        (1,070)

Income tax expense (benefit) ...................          --              (45)
                                                     ---------     ----------

NET LOSS .......................................     $  (1,276)    $   (1,025)
                                                     =========     ==========

NET LOSS PER SHARE - BASIC AND DILUTED .........     $   (0.15)    $    (0.16)
                                                     =========     ==========

Weighted average number of common shares .......     8,310,850      6,397,785
                                                     =========     ==========

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                  ---------------------
                                                                                    1998        1997
                                                                                  --------    ---------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................   $ (1,276)   $ (1,025)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..............................................        175         169
    Provision for doubtful accounts ............................................         80          30
    Changes in operating assets and liabilities:
        Trade accounts receivable ..............................................      1,469         178
        Other current assets ...................................................        367          19
        Accounts payable and accrued expenses ..................................     (1,933)       (875)
        Other current liabilities ..............................................        147         177
                                                                                   --------    --------

        Net cash used in operating activities ..................................       (971)     (1,327)
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased software.............       (110)       (284)
Acquisition of property and equipment ..........................................       (121)        (77)
                                                                                   --------    --------

        Net cash used in investing activities ..................................       (231)       (361)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units ............................................       --         1,315
Exercise of stock options ......................................................         75           5
Repayment of advance to shareholder ............................................       --          (472)
Proceeds from advance to shareholder ...........................................       --           472
Repayments on notes payable and long-term debt .................................        (59)        (66)
                                                                                   --------    --------

        Net cash provided by financing activities ..............................         16       1,254
                                                                                   --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................     (1,186)       (434)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................     10,283       4,209
                                                                                   --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $  9,097    $  3,775
                                                                                   ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid ..............................................................   $     54    $     42



The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries, NeoMedia Migration, Inc. ("Migration"), Distribuidora Vallarta, S.A. ("DVSA") incorporated in Guatemala, Allegiant Legacy Solutions, Inc. ("Allegiant")(which was merged into NeoMedia Technologies, Inc. in December 1997), NeoMedia Technologies Holding Company B.V. incorporated in the Netherlands, NeoMedia Technologies de Mexico S.A. de C.V. incorporated in Mexico, NeoMedia Migration de Mexico S.A. de C.V. incorporated in Mexico, NeoMedia Technologies do Brasil Ltd. incorporated in Brazil and NeoMedia Technologies UK Limited incorporated in the United Kingdom, and are collectively referred to as "NeoMedia" or the "Company". The consolidated financial statements of NeoMedia are presented on a consolidated basis for all periods presented. The merger with Allegiant on September 25, 1997 was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Foreign operations were not significant.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

NATURE OF BUSINESS OPERATIONS

     NeoMedia operates in one business segment which is comprised of three principal applications markets: (i) Intelligent Document(TM) Solutions ("IDOCsTM") Unit, (ii) Document Systems Solutions Unit and (iii) Year 2000 / Migration Solutions Unit.

     The IDOCS UNIT assists clients in embedding active data elements in standard printed documents or on physical objects for the purpose of launching computer programs and creating automated links to the World Wide Web. NeoMedia has developed its own technology, and has rights to use the technology of others, to generate printed documents and enhance physical objects which can be automatically "read" by machines, such as computers equipped with scanners and appropriate software. These "machine readable" documents or physical objects incorporate printed codes which contain thousands of bytes of information, including computer programs rendering them functionally equivalent to a computer floppy disk. With this functionality, a user may access additional information about, assess validity of, or determine authenticity of, such document or object. These codes are referred to in the industry as "high capacity symbologies" and "multi-dimensional" or "two dimensional" bar codes and NeoMedia currently provides software and services to support the application of this technology.

    The DOCUMENTS SYSTEMS SOLUTIONS UNIT assists clients in optimizing the creation, production and management of printed documents and printed document processes. These efforts have historically focused on designing and providing complete, client specific, high speed and high volume document formatting and printing solutions. Recently, services of the Document Systems Solutions Unit have been expanded to include Integrated Document Factories ("IDF's"), a complete, client specific system solution for automating, monitoring and managing print-to-mail processes. IDF's incorporate manufacturing principles and IDOCsTM technology, enabling clients not only to achieve maximum efficiencies in their print processes, but to also ensure document integrity and traceability.

     The YEAR 2000 / MIGRATION SOLUTIONS UNIT enables and assists clients to implement mass changes in computer software and hardware systems, such as (i) identifying, seeking and automatically correcting restrictive source and application fields which store data, including among other items, dates (adding two digits to a two-digit date field when four digits are required to correct the Year 2000 problem), stock prices (converting from a fractional to a decimal measurement system) and European currencies (converting to the new European Monetary Unit of Measure, commonly known as the "Eurodollar"), and (ii) conversions from closed, proprietary "legacy" systems to open systems.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     License revenues represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Software and technology equipment resales represent revenue from the resale of purchased third party hardware and software products. Service fees represent revenue from consulting, education and post contract customer support services. Effective January 1, 1998, NeoMedia adopted the software license revenue recognition provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended, Specifically, license revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable. The impact of the adoption of SOP 97-2 was not material to NeoMedia's Consolidated Financial Statements.

COMPREHENSIVE INCOME

     NeoMedia adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") effective January 1, 1998. FAS 130 requires companies to report comprehensive income. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources. During the three months ended March 31,1998, changes in NeoMedia's shareholders' equity consisted of its net loss and the exercise of stock options. Accordingly, comprehensive income as defined by FAS 130 was the net loss in the accompanying unaudited consolidated statement of operations.

COMPUTATION OF LOSS PER SHARE

     Effective December 31, 1997, NeoMedia adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options and warrants using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because the assumed exercise of stock options and warrants would have an antidilutive effect on the net loss per share for the three months ended March 31, 1998 and 1997, no exercise of stock options and warrants were assumed and diluted net loss per share was the same as basic net loss per share.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $221,000 and $191,000 in its March 31, 1998 and December 31, 1997 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry of $530,000 and $2,058,000 during the three months ended March 31, 1998 and 1997, respectively, resulting in trade accounts receivable of $399,000 and $3,116,000 as of March 31, 1998 and December 31, 1997, respectively. Revenue generated from the remarketing of software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for 66.1% and 80.0% of NeoMedia's revenue for the three months ended March 31, 1998 and 1997, respectively.

3.  BENEFIT FOR INCOME TAXES

    The benefits for income taxes recorded during the three months ended March 31, 1997 represented the recovery of income taxes paid in prior years from the carry back of operating losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     GENERAL. Total net sales for the three months ended March 31, 1998 were $6.0 million, which represented a $1.3 million, or 27.7%, increase from $4.7 million for the three months ended March 31, 1997. This increase primarily resulted from (i) a $1.2 million increase in sales of IBM S390 computer hardware, (ii) a $902,000 increase in sales of Year 2000 products including licenses and services, and (iii) a $626,000 increase in sales relating to the implementation of an integrated document factory. These increases were partially offset by a $1,528,000 decrease in sales to a NeoMedia customer in the telecommunications industry.

     The net loss for the three months ended March 31, 1998 was $1.3 million, which represented a $251,000, or 24.5%, increase from a $1.0 million loss for the three months ended March 31, 1997. The increase in the net loss primarily resulted from NeoMedia's continuing to invest in the infra-structure needed to manage current and expected future growth. The $1.4 million increase in the infra-structure costs during 1998 as compared to 1997 was partially offset with the increase in sales of the Year 2000 products which reduced losses by $754,000, and the increase in sales of the integrated document factory which reduced losses by $426,000.

    The total of general, administrative, sales, marketing, research and development expenses increased $1,498,000 to $3,368,000 for the three months ended March 31, 1998 from $1,870,000 during the three months ended March 31, 1997. This increase primarily resulted from NeoMedia investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products. NeoMedia intends to continue to expand its development, sales and marketing positions to increase revenue in each of its three business units: Document Systems Solutions Unit, Year 2000 / Migration Solutions Unit and Intelligent Document Solutions Unit.

    LICENSE FEES. License fees for the three months ended March 31, 1998 were $795,000 compared to $319,000 for the three months ended March 31, 1997, an increase of $478,000 or 149.8%. This increase resulted primarily from the increase in sales of licenses of NeoMedia's Year 2000 proprietary software. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 7.4% during 1998 compared to 23.1% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the increased sales of ADAPT/2000, which is proprietary software.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $206,000, or 5.5%, to $3,966,000 for the three months ended March 31, 1998, as compared to $3,760,000 for the three months ended March 31, 1997. This increase primarily resulted from equipment resales related to IBM's line of S390 micro-mainframe computers and was partially offset with the decrease in sales to a NeoMedia customer in the telecommunications business. Cost of sales as a percentage of related sales was 83.4% during 1998, compared to 86.8% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the sale of more S390 computers that have a higher profit margin.

    SERVICE FEES. NeoMedia's service fees increased by $621,000, or 100.1%, to $1,241,000 for the three months ended March 31, 1998, compared to $620,000 for the three months ended March 31, 1997. This increase was primarily due to a $341,000 increase in the Year 2000 services and the increase in consulting fees for integrated document factory services. Cost of service fees as a percentage of related sales decreased to 41.2% during 1998 from 64.8% during 1997 primarily due to higher margin on Year 2000 services.

    AMORTIZATION OF SOFTWARE. Amortization of software for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, decreased $43,000 as a result of certain migration software costs becoming fully amortized during 1997, and, as a percentage of total net sales, decreased to 1.7% during 1998 from 3.1% during 1997 due to the increase in net sales.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which was paid as a commission, is directly related to sales volume. Sales and marketing expenses increased $975,000, or 115.9%, to $1,816,000 for the three months ended March 31, 1998 from $841,000 for the three months ended March 31, 1997, as a result primarily of hiring managers to direct current and expected future growth and increased commissions resulting from the increase in sales. NeoMedia anticipates that sales and marketing costs will increase as NeoMedia grows.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $490,000, or 58.8%, to $1,323,000 for the three months ended March 31, 1998, from $833,000 for the three months ended March 31, 1997. This increase was due mainly to NeoMedia building its administrative infra-structure, which includes compensation and related expenses and legal and professional fees, to manage current and expected future growth.

     RESEARCH AND DEVELOPMENT. During the three months ended March 31, 1998, NeoMedia charged to expense 3.8% of total net sales in research and development expenses as compared to 4.2% during the three months ended March 31, 1997. This percentage decrease was due to a corresponding increase in the amount of software development costs that were capitalized during this period pursuant to FASB's Statement of Financial Accounting Standard No. 86. NeoMedia currently intends to continue to make significant investments in its development activities.

    INTEREST EXPENSE (INCOME), NET. Interest expense (income) consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense (income) decreased by $84,000 to ($72,000) for the three months ended March 31, 1998 from $12,000 for the three months ended March 31, 1997, due to interest income earned on the proceeds from the warrants exercised in the fourth quarter of 1997.

    INCOME TAX EXPENSE (BENEFIT). The $45,000 benefit for income taxes recorded during the three months ended March 31, 1997 represented the recovery of income taxes paid in prior years from the carry back of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, NeoMedia's working capital was $10.8 million which represented a $1.3 million decrease from December 31, 1997. Net cash used in operating activities for the three months ended March 31, 1998 and 1997, was $971,000 and $1,327,000, respectively. During 1998, trade accounts receivable decreased $1.5 million, while accounts payable and accrued expenses decreased $1.9 million. During 1997, trade accounts receivables increased $178,000, while accounts payable and accrued expenses decreased $875,000. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 1998 and 1997, was $231,000 and $361,000, respectively.

    Net cash provided by financing activities for the three months ended March 31, 1998 and 1997, was $16,000 and $1,254,000, respectively. In January, 1997,
NeoMedia consummated the over-allotment of its initial public offering and received net proceeds of $1.3 million

    NeoMedia believes that its existing cash balances, funds expected to be generated from operations and available borrowings under its existing financing agreement, will be sufficient to finance NeoMedia's operations for the remainder of 1998. Thereafter, if NeoMedia has insufficient funds for its needs, there can be no assurance that additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event NeoMedia would attempt to reduce costs and adjust its business plan.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 27, 1998, NeoMedia held a Special Meeting of Stockholders at which the stockholders voted (i) on an amendment to NeoMedia's Certificate of Incorporation to increase the number of shares of authorized common stock, par value $.01, to 50,000,000 shares and to authorize the creation of 10,000,000 shares of preferred stock, par value $.01, and (ii) to approve the 1998 Stock Option Plan. The amendment to NeoMedia's Certificate of Incorporation and the 1998 Stock Option Plan were both approved. The number of votes cast was as follows:

                                                 FOR       AGAINST    ABSTAINED
                                              ---------    -------    ---------

Amendment to Certificate of Incorporation...  5,727,510    216,797       9,412

1998 Stock Option Plan .....................  5,676,322    264,857      12,540

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The exhibits required by Item 601 of Regulation S-B to be filed herewith are as follows:

4.10    1998 Stock Option Plan as Amended

(b)     Reports on Form 8-K

        A Form 8-K dated February 9, 1998 was filed by NeoMedia reporting that NeoMedia dismissed Coopers & Lybrand L.L.P. and effective February 9, 1998 , engaged KPMG Peat Marwick LLP as its principal accountants.

        A Form 8-K dated March 27, 1998 was filed by NeoMedia reporting that NeoMedia's stockholders approved an amendment to NeoMedia's Certificate of Incorporation to increase the number of shares of authorized common stock , par value $.01, to 50,000,000 shares and to authorize the creation of 10,000,000 shares of preferred stock, par value $ .01, and approved the 1998 Stock Option Plan.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEOMEDIA TECHNOLOGIES, INC.
                                                Registrant

Date MAY 5, 1998                By: /s/ CHARLES W. FRITZ
                                    -----------------------
                                    Charles W. Fritz, President, Chief Executive
                                    Officer and Chairman of the Board

Date MAY 5, 1998                By: /s/ CHARLES T. JENSEN
                                    -----------------------
                                    Charles T. Jensen, Vice President, Chief
                                    Financial Officer, Treasurer and Director

                                  EXHIBIT INDEX

SEQUENTIAL   EXHIBIT
PAGE NUMBER   NUMBER   DOCUMENT
-----------  -------   --------

11            4.10     1998 Stock Option Plan as Amended

20            27.1     Article 5 Financial Data Schedule for March 31, 1998