Form 10KSB/A
period 1997-12-31
NEOMEDIA TECHNOLOGIES INC
filed 1998-06-15
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ---------------------------------

                               FORM 10 - KSB / A
         (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB [X]

         Issuer's consolidated revenue for its most recent fiscal year was $24,434,000.

         The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on March 16, 1998 was $35,911,097.

         As of March 16, 1998, there were outstanding 8,319,732 shares of the issuer's Common Stock.

                                    PART II

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       The Board of Directors of NeoMedia Technologies, Inc. ("NeoMedia"), upon the recommendation of management, dismissed Coopers & Lybrand L.L.P. and effective February 9, 1998, engaged KPMG Peat Marwick LLP as the principal accountants of NeoMedia and its subsidiaries for the year ended December 31, 1997.

       In connection with the audits of the two most recent fiscal years and the subsequent unaudited interim period preceding such dismissal, there have been no disagreements with the former accountants, Coopers & Lybrand L.L.P., on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter in their opinion.

       The report of Coopers & Lybrand L.L.P. on the consolidated financial statement of NeoMedia for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not modified as to uncertainty, audit scope, accounting principles or any other matter.

       A letter from Coopers & Lybrand L.L.P. dated June 12, 1998 and addressed to the Commission is filed as an exhibit to this report.


Exhibit.

       16.1 A copy of a letter from Coopers & Lybrand L.L.P. dated June 12, 1998, addressed to the Securities and Exchange Commission.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 12th day of June, 1998.

                                       NEOMEDIA TECHNOLOGIES, INC.
                                       ---------------------------
                                                Registrant

                               By: /s/  CHARLES W. FRITZ
                                   ----------------------
                                   Charles W. Fritz, President, Chief Executive
                                   Officer and Chairman of the Board


       In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 12, 1998.

SIGNATURES                      TITLE

/s/ CHARLES W. FRITZ            President, Chief Executive Officer,
--------------------            Chairman of the Board and Director
Charles W. Fritz

/s/ WILLIAM E. FRITZ            Secretary and Director
--------------------
William E. Fritz

/s/ CHARLES T. JENSEN           Chief Financial Officer, Treasurer and Director
---------------------
Charles T. Jensen

/s/ ROBERT T. DURST, JR.        Director
------------------------
Robert T. Durst, Jr.

/s/ A. HAYES BARCLAY            Director
--------------------
A. Hayes Barclay

/s/ JAMES J. KEIL               Director
-----------------
James J. Keil

/s/ PAUL REECE                  Director
--------------
Paul Reece

                                 EXHIBIT INDEX


SEQUENTIAL
   PAGE     EXHIBIT
  NUMBER    NUMBER     DOCUMENT
----------  -------    --------

     4        16.1     A copy of a letter from Coopers & Lybrand L.L.P. dated
                       June 12, 1998, addressed to the Securities and Exchange
                       Commission.