Form 10QSB
period 1998-06-30
NEOMEDIA TECHNOLOGIES INC
filed 1998-08-12
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ---------------------------------

                                 FORM 10 - QSB
(Mark One)
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


       As of July 31, 1998, there were outstanding 8,648,080 shares of the issuer's Common Stock.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE      DECEMBER
ASSETS                                                                              30, 1998    31, 1997
                                                                                    --------    --------
                                                                                       (In thousands)
Current assets:
     Cash and cash equivalents ...................................................  $  6,155    $ 10,283
     Trade accounts receivable, net of allowance for doubtful
         accounts of $234 and $191 ...............................................     4,652       6,656
     Amounts due from related parties ............................................        13           6
     Inventories .................................................................      --           363
     Prepaid expenses and other ..................................................       866         562
                                                                                    --------    --------

         Total current assets ....................................................    11,686      17,870
                                                                                    --------    --------

Property and equipment, net of accumulated depreciation ..........................       814         651
Intangible asset - acquired customer list, net of accumulated amortization .......     1,104        --
Capitalized software costs, net of accumulated amortization ......................     1,686       1,278
                                                                                    --------    --------

     Total assets ................................................................  $ 15,290    $ 19,799
                                                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................................  $  3,355    $  4,320
     Accrued expenses ............................................................     1,499         931
     Current portion of long-term debt ...........................................       130         201
     Other .......................................................................       480         306
                                                                                    --------    --------

         Total current liabilities ...............................................     5,464       5,758

Long-term debt, net of current portion ...........................................       859         915
                                                                                    --------    --------

         Total liabilities .......................................................     6,323       6,673
                                                                                    --------    --------

Shareholders' equity:
     Preferred stock. $.01 par value, 10,000,000 shares authorized,
         none issued and outstanding .............................................      --          --
     Common stock, $.01 par value, 50,000,000 shares authorized,
         8,643,080 and 8,295,291 shares issued and outstanding ...................        86          83
     Additional paid-in capital ..................................................    24,607      23,542
     Accumulated deficit .........................................................   (15,726)    (10,499)
                                                                                    --------    --------

         Total shareholders' equity ..............................................     8,967      13,126
                                                                                    --------    --------

     Total liabilities and shareholders' equity...................................  $ 15,290    $ 19,799
                                                                                    ========    ========

     The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                        -----------------------
                                                          1998         1997
                                                          ----         ----
                                                        (Dollars in thousands,
                                                         except per share data)

NET SALES:
     License fees ..................................   $  1,395    $    889
     Resales of software and technology equipment ..      7,537      10,471
     Service fees ..................................      2,117       1,175
                                                       --------    --------
         Total net sales ...........................     11,049      12,535
                                                       --------    --------

COST OF SALES:
     License fees ..................................        114         162
     Resales of software and technology equipment ..      6,360       9,100
     Service fees ..................................      1,622         949
     Amortization of capitalized software costs ....        224         307
                                                       --------    --------
         Total cost of sales .......................      8,320      10,518
                                                       --------    --------

GROSS PROFIT .......................................      2,729       2,017

Sales and marketing expenses .......................      4,617       2,038
General and administrative expenses ................      2,996       1,777
Research and development costs .....................        480         446
                                                       --------    --------

Loss from operations ...............................     (5,364)     (2,244)

Interest expense (income), net .....................       (137)         52
                                                       --------    --------

LOSS BEFORE INCOME TAXES ...........................     (5,227)     (2,296)

Income tax expense (benefit) .......................       --           (45)
                                                       --------    --------

NET LOSS ...........................................   $ (5,227)   $ (2,251)
                                                       ========    ========

NET LOSS PER SHARE - BASIC AND DILUTED .............   $  (0.62)   $  (0.35)
                                                       ========    ========
Weighted average number of common shares
 outstanding........................................  8,438,804   6,421,814
                                                      =========   =========


    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS
                                                                      ENDED JUNE 30,
                                                                      --------------
                                                                    1998           1997
                                                                    ----           ----
                                                                  (Dollars in thousands,
                                                                   except per share data)

NET SALES:
     License fees ........................................   $       600    $       570
     Resales of software and technology equipment ........         3,571          6,711
     Service fees ........................................           876            555
                                                             -----------    -----------
         Total net sales .................................         5,047          7,836
                                                             -----------    -----------

COST OF SALES:
     License fees ........................................            55             88
     Resales of software and technology equipment ........         3,051          5,835
     Service fees ........................................         1,111            547
     Amortization of capitalized software costs ..........           121            161
                                                             -----------    -----------
         Total cost of sales .............................         4,338          6,631
                                                             -----------    -----------

GROSS PROFIT .............................................           709          1,205

Sales and marketing expenses .............................         2,801          1,197
General and administrative expenses ......................         1,673            944
Research and development costs ...........................           251            250
                                                             -----------    -----------

Loss from operations .....................................        (4,016)        (1,186)

Interest expense (income), net ...........................           (65)            40
                                                             -----------    -----------

NET LOSS .................................................   $    (3,951)   $    (1,226)
                                                             ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED ...................   $     (0.46)   $     (0.19)
                                                             ===========    ===========

Weighted average number of common shares outstanding .....     8,566,143      6,445,842
                                                             ===========    ===========

    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                              ---------------------
                                                                                 1998       1997
                                                                              ---------   ---------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $ (5,227)   $ (2,251)
Adjus///TM///ents to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................        424         372
     Provision for doubtful accounts ......................................        250          95
     Changes in operating assets and liabilities:
         Trade accounts receivable ........................................      1,754      (1,696)
         Other current assets .............................................         52          25
         Accounts payable and accrued expenses ............................       (397)      1,696
         Other current liabilities ........................................        174          91
                                                                              --------    --------

         Net cash used in operating activities ............................     (2,970)     (1,668)
                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased software .......       (632)       (713)
Acquisition of customer list ..............................................       (292)       --
Acquisition of property and equipment .....................................       (349)       (346)
                                                                              --------    --------

         Net cash used in investing activities ............................     (1,273)     (1,059)
                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units .......................................       --         1,315
Exercise of stock options .................................................        242           7
Repayment of advance to shareholder .......................................       --          (472)
Proceeds from advance to shareholder ......................................       --           472
Repayments on notes payable and long-term debt ............................       (127)       (134)
                                                                              --------    --------

         Net cash provided by financing activities ........................        115       1,188
                                                                              --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................     (4,128)     (1,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................     10,283       4,209
                                                                              --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $  6,155    $  2,670
                                                                              ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid ........................................................   $     79    $     90
     Stock issued to acquire customer list ................................        826        --

    The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries, NeoMedia Migration, Inc., Distribuidora Vallarta, S.A. incorporated in Guatemala, Allegiant Legacy Solutions, Inc. ("Allegiant")(which was merged into NeoMedia Technologies, Inc. in December 1997), NeoMedia Technologies of Canada, Inc. incorporated in Canada, NeoMedia Tech, Inc. incorporated in Delaware, NeoMedia EDV GmbH incorporated in Austria, NeoMedia Technologies Holding Company B.V. incorporated in the Netherlands, NeoMedia Technologies de Mexico S.A. de C.V. incorporated in Mexico, NeoMedia Migration de Mexico S.A. de C.V. incorporated in Mexico, NeoMedia Technologies do Brasil Ltd. incorporated in Brazil and NeoMedia Technologies UK Limited incorporated in the United Kingdom, and are collectively referred to as "NeoMedia" or the "Company". The consolidated financial statements of NeoMedia are presented on a consolidated basis for all periods presented. The merger with Allegiant on September 25, 1997 was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Foreign operations were not significant.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 1998 and December 31, 1997, and the results of operations for the six and three months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six and three months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

NATURE OF BUSINESS OPERATIONS

     NeoMedia operates in one business segment which is comprised of three principal applications markets: (i) Intelligent Document/TM/ Solutions ("IDOC/TM/") Unit, (ii) Integrated Technology Systems Solutions Unit and (iii) Year 2000 / Migration (Mass Change) Solutions Unit.

     The IDOCs UNIT assists clients in linking the worlds of print and electronic media/SM/. NeoMedia's patent-pending NeoLink/TM/ technology simplifies electronic commerce by hyperlinking printed material directly to on-line information and electronic commerce sites. Using this technology, common publications and products, such as magazines, catalogs, direct mail pieces and barcoded consumer products, become direct extensions of the Web, eliminating the well publicized limitations of search engines and broadcast "push" applications. In addition, the IDOCs Unit assists clients in embedding active data elements in standard printed documents or on physical objects for the purpose of launching computer programs and creating automated links to the World Wide Web.

     The Integrated Technology Systems Solutions Unit assists clients in optimizing the creation, production and management of printed documents and printed document processes. These efforts have historically focused on designing and providing complete, client specific, high speed and high volume document formatting and printing solutions. Recently, services of the Integrated Technology Systems Solutions Unit have been expanded to include Integrated Document Factories ("IDF's"), a complete, client specific system solution for automating, monitoring and managing print-to-mail processes. IDF's incorporate manufacturing principles and IDOCs/TM/ technology, enabling clients not only to achieve maximum efficiencies in their print processes, but to also ensure document integrity and traceability.

     The YEAR 2000 / MIGRATION (MASS CHANGE) SOLUTIONS UNIT enables and assists clients to implement mass changes in computer software and hardware systems, such as (i) identifying, seeking and automatically correcting restrictive source and application fields which store data, including among other items, dates (adding two digits to a two-digit date field when four digits are required to correct the Year 2000 problem), stock prices (converting from a fractional to a decimal measurement system) and European currencies (converting to the new European Monetary Unit of Measure, commonly known as the "Eurodollar"), and (ii) conversions from closed, proprietary "legacy" systems to open systems.

     As part of the services provided in connection with the above solutions it offers, NeoMedia often recommends, specifies, supplies and installs equipment and software products from third-party software and hardware vendors, leading consulting firms and major system integrators, many of whom have strategic alliances with NeoMedia. These alliances are integral to NeoMedia's business operations. NeoMedia principally markets and distributes its products through distributors in the United States (although it has distributors in Europe and Latin America which have not generated material sales), and currently has U. S. district offices located in Florida, California, Illinois, New York and Ohio.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     License revenues represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Software and technology equipment resales represent revenue from the resale of purchased third party hardware and software products. Service fees represent revenue from consulting, education and post contract customer support services. Effective January 1, 1998, NeoMedia adopted the software license revenue recognition provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Specifically, license revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable. The impact of the adoption of SOP 97-2 was not material to NeoMedia's consolidated financial statements.

COMPREHENSIVE INCOME

     NeoMedia adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") effective January 1, 1998. FAS 130 requires companies to report comprehensive income. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources. During the six and three months ended June 30,1998, changes in NeoMedia's shareholders' equity consisted of its net loss, the exercise of stock options and the issuance of common stock to acquire a customer list. Accordingly, comprehensive income as defined by FAS 130 was the net loss in the accompanying unaudited consolidated statement of operations.

COMPUTATION OF LOSS PER SHARE

     Effective December 31, 1997, NeoMedia adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options and warrants using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because the assumed exercise of stock options and warrants would have an antidilutive effect on the net loss per share for the six and three months ended June 30, 1998 and 1997, no exercise of stock options and warrants were assumed and diluted net loss per share was the same as basic net loss per share.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $234,000 and $191,000 in its June 30, 1998 and December 31, 1997 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry of $1,331,000 and $3,982,000 during the six months ended June 30, 1998 and 1997, respectively, resulting in trade accounts receivable of $542,000 and $3,116,000 as of June 30, 1998 and December 31, 1997, respectively. Revenue generated from the remarketing of software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for 68.2% and 83.5% of NeoMedia's revenue for the six months ended June 30, 1998 and 1997, respectively.

INTANGIBLE ASSET - ACQUIRED CUSTOMER LIST

     During the three months ended June 30, 1998, NeoMedia acquired a customer list for total consideration of $1,118,000, including 120,000 shares of NeoMedia common stock valued at $826,000 (giving effect to the common stock being unregistered and "restricted" securities as such term is defined in Rule 144 of the rules and regulations promulgated under the Securities Act of 1933, as amended) and cash of $292,000. The cost of the customer list is being amortized on the straight-line method over its estimated useful life of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     GENERAL. Total net sales for the six months ended June 30, 1998 were $11.0 million, which represented a $1.5 million, or 11.9%, decrease from $12.5 million for the six months ended June 30, 1997. This decrease primarily resulted from
(i) a $2.7 million decrease in sales to a NeoMedia customer in the telecommunications industry, and (ii) a $1.8 million one-time sale of a IBM S390 computer in 1997 which did not recur in 1998. These decreases were partially offset with (i) a $1.2 million increase in sales of IBM S390 computer hardware,
(ii) a $1.0 million increase in sales of Year 2000 products including licenses and services, and (iii) a $670,000 increase in sales relating to the implementation of an integrated document factory.

     The net loss for the six months ended June 30, 1998 was $5.2 million, which represented a $2.9 million, or 132.2%, increase from a $2.3 million loss for the six months ended June 30, 1997. This increase in the net loss primarily resulted from NeoMedia's continuing to invest in the infra-structure needed to manage current and expected future growth. The $3.6 million increase in the infra-structure costs during 1998 as compared to 1997 was partially offset with the increase in sales of the Year 2000 products which reduced losses by $700,000, and the increase in sales of the integrated document factory which reduced losses by $277,000.

     The total of general, administrative, sales, marketing, research and development expenses increased $3.8 million to $8.1 million for the six months ended June 30, 1998 from $4.3 million during the six months ended June 30, 1997. This increase primarily resulted from NeoMedia investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products.

     LICENSE FEES. License fees for the six months ended June 30, 1998 were $1,395,000 compared to $889,000 for the six months ended June 30, 1997, an increase of $506,000 or 56.9%. This increase resulted primarily from the increase in sales of licenses of NeoMedia's Year 2000 proprietary software. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 8.2% during 1998 compared to 18.2% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the increased sales of ADAPT/2000, which is proprietary software.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment decreased by $2,934,000, or 28.0%, to $7,537,000 for the six months ended June 30, 1998, as compared to $10,471,000 for the six months ended June 30, 1997. This decrease primarily resulted from (i) a $2.7 million decrease in sales to a NeoMedia customer in the telecommunications industry, and
(ii) a $1.8 million one-time sale of a IBM S390 computer in 1997 which did not recur in 1998. These decreases were partially offset with a $1.2 million increase in sales of IBM S390 computer hardware. Cost of sales as a percentage of related sales was 84.4% during 1998, compared to 86.9% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the sale of more IBM S390 computers that have a higher profit margin.

     SERVICE FEES. NeoMedia's service fees increased by $942,000, or 80.2%, to $2,117,000 for the six months ended June 30, 1998, compared to $1,175,000 for the six months ended June 30, 1997. This increase was primarily due to a $573,000 increase in the Year 2000 service fees and the $444,000 increase in consulting fees for integrated document factory services. Cost of service fees as a percentage of related sales decreased to 76.6% during 1998 from 80.8% during 1997 primarily due to higher margin on Year 2000 services.

     AMORTIZATION OF SOFTWARE. Amortization of software for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, decreased $83,000 as a result of certain migration software costs becoming fully amortized during 1997, and, as a percentage of total net sales, decreased to 2.0% during 1998 from 2.4% during 1997.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses increased $2,579,000, or 126.5%, to $4,617,000 for the six months ended June 30, 1998 from $2,038,000 for the six months ended June 30, 1997, as a result primarily of hiring additional direct sales personnel to build future revenue growth.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1,219,000, or 68.6%, to $2,996,000 for the six months ended June 30, 1998, from
$1,777,000 for the six months ended June 30, 1997. This increase was due mainly to NeoMedia building its administrative infra-structure, which includes $298,000 of compensation and related expenses, $342,000 of legal and professional fees, $141,000 of bad debt provisions, $131,000 of rent expense and $110,000 of depreciation expense, to manage expected future growth.

     RESEARCH AND DEVELOPMENT. During the six months ended June 30, 1998, NeoMedia charged to expense 4.3% of total net sales in research and development expenses as compared to 3.6% during the six months ended June 30, 1997. This percentage increase was due to a decrease in sales, partially offset with an increase in the amount of software development costs that were capitalized during 1998 pursuant to FASB's Statement of Financial Accounting Standard No.
86. NeoMedia currently intends to continue to make significant inves/TM/ents in its development activities.

     INTEREST EXPENSE (INCOME), NET. Interest expense (income) consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit, net of interest earned on cash equivalent inves/TM/ents. Interest expense (income) decreased by $189,000 to ($137,000) for the six months ended June 30, 1998 from $52,000 for the six months ended June 30, 1997, due to interest income earned on the proceeds from common stock purchase warrants exercised in the fourth quarter of 1997.

     INCOME TAX EXPENSE (BENEFIT). The $45,000 benefit for income taxes recorded during the six months ended June 30, 1997 represented the recovery of income taxes paid in prior years from the carry back of operating losses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

     GENERAL. Total net sales for the three months ended June 30, 1998 were $5.0 million, which represented a $2.8 million, or 35.6%, decrease from $7.8 million for the three months ended June 30, 1997. This decrease primarily resulted from
(i) a $1.3 million decrease in sales to a NeoMedia customer in the telecommunications industry, and (ii) a $1.8 million one-time sale of a IBM S390 computer in 1997 which did not recur in 1998.

     The net loss for the three months ended June 30, 1998 was $4.0 million, which represented a $2.8 million, or 222.3%, increase from a $1.2 million loss for the three months ended June 30, 1997. This increase in the net loss primarily resulted from NeoMedia's continuing to invest in the infra-structure needed to manage current and expected future growth. These infra-structure costs increased $2.2 million during 1998 as compared to 1997. In addition, the decrease in hardware sales impacted net loss by $200,000 and consulting costs for the Year 2000 / Migration Solutions Unit increased $300,000 during 1998 as compared to 1997.

     The total of general, administrative, sales, marketing, research and development expenses increased $2.3 million to $4.7 million for the three months ended June 30, 1998 from $2.4 million during the three months ended June 30, 1997. This increase primarily resulted from NeoMedia investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products.

     LICENSE FEES. License fees for the three months ended June 30, 1998 were $600,000 compared to $570,000 for the three months ended June 30, 1997, an increase of $30,000 or 5.3%. This increase resulted primarily from the increase in sales of licenses of NeoMedia's Year 2000 proprietary software. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 9.2% during 1998 compared to 15.4% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the increased sales of ADAPT/2000, which is proprietary software.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment decreased by $3,140,000, or 46.8%, to $3,571,000 for the three months ended June 30, 1998, as compared to $6,711,000 for the three months ended June 30, 1997. This decrease primarily resulted from (i) a $1.3 million decrease in sales to a NeoMedia customer in the telecommunications industry, and
(ii) a $1.8 million one-time sale of a IBM S390 computer in 1997 which did not recur in 1998. Cost of sales as a percentage of related sales was 85.4% during 1998, compared to 86.9% during 1997.

     SERVICE FEES. NeoMedia's service fees increased by $321,000, or 57.8%, to $876,000 for the three months ended June 30, 1998, compared to $555,000 for the three months ended June 30, 1997. This increase was primarily due to a $231,000 increase in the Year 2000 service fees and the $63,000 increase in consulting fees for integrated document factory services. Cost of service fees as a percentage of related sales increased to 126.8% during 1998 from 98.6% due to the cost of consultants for Year 2000 services.

     AMORTIZATION OF SOFTWARE. Amortization of software for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, decreased $40,000 as a result of certain migration software costs becoming fully amortized during 1997, and, as a percentage of total net sales, increased to 2.4% during 1998 from 2.1% during 1997 due to the decrease in net sales.

     SALES AND MARKETING. Sales and marketing expenses increased $1,604,000, or 134.0%, to $2,801,000 for the three months ended June 30, 1998 from $1,197,000 for the three months ended June 30, 1997, as a result primarily of hiring additional direct sales personnel to build future revenue growth.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $729,000, or 77.2%, to $1,673,000 for the three months ended June 30, 1998, from $944,000 for the three months ended June 30, 1997. This increase was due mainly to NeoMedia building its administrative infra-structure, which includes $141,000 of compensation and related expenses, $193,000 of legal and professional fees and $140,000 of bad debt provisions, to manage expected future growth.

     RESEARCH AND DEVELOPMENT. During the three months ended June 30, 1998, NeoMedia charged to expense 5.0% of total net sales in research and development expenses as compared to 3.2% during the three months ended June 30, 1997. This percentage increase was due to a decrease in sales, partially offset with an increase in the amount of software development costs that were capitalized during 1998 pursuant to FASB's Statement of Financial Accounting Standard No. 86.

     INTEREST EXPENSE (INCOME), NET. Interest expense (income) decreased by $105,000 to ($65,000) for the three months ended June 30, 1998 from $40,000 for the three months ended June 30, 1997, due to interest income earned on the proceeds from common stock purchase warrants exercised in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, NeoMedia's working capital was $6.2 million which represented a $5.9 million decrease from December 31, 1997. As of June 30, 1998, NeoMedia's cash and cash equivalents were $6.2 million, which represented a $4.1 million decrease from December 31, 1997. Net cash used in operating activities for the six months ended June 30, 1998 and 1997, was $2,970,000 and $1,668,000, respectively. During 1998, trade accounts receivable decreased $1,754,000, while accounts payable and accrued expenses increased $397,000. During 1997, trade accounts receivables increased $1,696,000, while accounts payable and accrued expenses increased $1,696,000. NeoMedia's net cash flow used in investing activities for the six months ended June 30, 1998 and 1997, was $1,273,000 and $1,059,000, respectively.

     Net cash provided by financing activities for the six months ended June 30, 1998 and 1997, was $115,000 and $1,188,000, respectively. In April, 1998,
NeoMedia acquired a customer list for $1,118,000, of which $826,000 of the consideration was given in NeoMedia common stock. In January, 1997, NeoMedia consummated the over-allo/TM/ent of its initial public offering and received net proceeds of $1.3 million

     NeoMedia anticipates that its existing cash balances and funds available from borrowings under its existing financing agreement may have to be supplemented with additional funds, through loans and / or capital contributions, to finance NeoMedia's operations for the remainder of 1998. If NeoMedia has insufficient funds for its needs, there can be no assurance that additional funds can be obtained on acceptable terms, if at all. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event NeoMedia would attempt to reduce costs and adjust its business plan.

YEAR 2000 ISSUES

     In the next 18 months, many companies, including NeoMedia, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900. In 1996, NeoMedia began the process of identifying the many software applications used internally and hardware devices expected to be impacted by this issue. The software programs used internally by NeoMedia (primarily its general ledger accounting package which is not year 2000 compliant) were purchased from third party vendors. NeoMedia believes that the hardware devices which were not year 2000 compliant have been replaced with those which are year 2000 compliant. NeoMedia has purchased for approximately $400,000 of a new general ledger accounting package which is year 2000 compliant and which is anticipated to begin to be installed during 1998 and completed in 1999. However, there can be no assurance that NeoMedia will not be adversely affected by the failure of the existing general ledger accounting package if the new package is not installed timely or by the failure of the new package to be fully year 2000 compliant as represented by the vendor. NeoMedia believes that its propriety software, for which it is currently selling licenses, is year 2000 compliant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         The exhibits required by Item 601 of Regulation S-B to be filed herewith are as follows:

     10.28 Employment Agreement Dated January 26, 1998 By and Between NeoMedia Technologies, Inc. and James Marshall

     (b) Reports on Form 8-K

     A Form 8-K dated April 27, 1998 was filed by NeoMedia reporting that NeoMedia invested approximately $1.0 million through a combination of NeoMedia common stock and cash to acquire a customer list of Ernestine Technology, LLC.

     A Form 8-K/A dated February 9, 1998 was filed by NeoMedia amending the Form 8-K reporting the dismissal of Coopers & Lybrand L.L.P. and engaging KPMG Peat Marwick LLP as the principal accountants of NeoMedia.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEOMEDIA TECHNOLOGIES, INC.
                                        ---------------------------
                                                Registrant

Date August 7, 1998                     By: /s/ CHARLES W. FRITZ
     --------------                        -----------------------
                                        Charles W. Fritz, President,
                                        Chief Executive Officer
                                        and Chairman of the Board



Date August 7, 1998                     By: /s/ CHARLES T. JENSEN
     --------------                        -----------------------
                                        Charles T. Jensen, Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Director

                                  EXHIBIT INDEX


SEQUENTIAL    EXHIBIT
PAGE NUMBER   NUMBER   DOCUMENT
-----------   -------  --------


14            10.28    Employment Agreement Dated January 26, 1998 By and
                       Between NeoMedia Technologies, Inc. and James Marshall

30            27.1     Article 5 Financial Data Schedule for June 30, 1998