Form 10-Q
period 1998-09-30
NEOMEDIA TECHNOLOGIES INC
filed 1998-11-13
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ---------------------------------

                                 FORM 10 - QSB

(Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         As of October 30, 1998, there were outstanding 8,691,888 shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER         DECEMBER
ASSETS                                                                            30, 1998          31, 1997
                                                                                ------------      -----------
                                                                                        (In thousands)
Current assets:
     Cash and cash equivalents ...........................................        $  2,134         $ 10,283
     Trade accounts receivable, net of allowance for doubtful
         accounts of $293 and $191 .......................................           3,942            6,656
     Amounts due from related parties ....................................              13                6
     Inventories .........................................................              --              363
     Prepaid expenses and other ..........................................             856              562
                                                                                  --------         --------

         Total current assets ............................................           6,945           17,870
                                                                                  --------         --------

Property and equipment, net of accumulated depreciation ..................             855              651
Intangible asset - acquired customer list, net of accumulated amortization           1,049               --
Capitalized software costs, net of accumulated amortization ..............           1,954            1,278
                                                                                  --------         --------

     Total assets ........................................................        $ 10,803         $ 19,799
                                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................................        $  2,954         $  4,320
     Accrued expenses ....................................................           1,327              931
     Current portion of long-term debt ...................................             116              201
     Other ...............................................................             398              306
                                                                                  --------         --------

         Total current liabilities .......................................           4,795            5,758

Long-term debt, net of current portion ...................................             831              915
                                                                                  --------         --------

         Total liabilities ...............................................           5,626            6,673
                                                                                  --------         --------

Shareholders' equity:
     Preferred stock. $.01 par value, 10,000,000 shares authorized,
            none issued and outstanding ..................................              --               --
     Common stock, $.01 par value, 50,000,000 shares authorized,
         8,688,080 and 8,295,291 shares issued and outstanding ...........              87               83
     Additional paid-in capital ..........................................          24,706           23,542
     Accumulated deficit .................................................         (19,616)         (10,499)
                                                                                  --------         --------

         Total shareholders' equity ......................................           5,177           13,126
                                                                                  --------         --------

     Total liabilities and shareholders' equity ..........................        $ 10,803         $ 19,799
                                                                                  ========         ========

         The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER  30,
                                                            -------------------------------
                                                                 1998               1997
                                                                 ----               ----
                                                                  (Dollars in thousands,
                                                                  except per share data)
NET SALES:
     License fees ..................................        $     1,685         $     1,381
     Resales of software and technology equipment ..             10,920              13,245
     Service fees ..................................              2,768               1,847
                                                            -----------         -----------
         Total net sales ...........................             15,373              16,473
                                                            -----------         -----------

COST OF SALES:

     License fees ..................................                148                 190
     Resales of software and technology equipment ..              9,436              11,534
     Service fees ..................................              2,574               1,547
     Amortization of capitalized software costs ....                413                 481
                                                            -----------         -----------
         Total cost of sales .......................             12,571              13,752
                                                            -----------         -----------

GROSS PROFIT .......................................              2,802               2,721

Sales and marketing expenses .......................              7,357               3,253
General and administrative expenses ................              4,128               3,294
Research and development costs .....................                590                 638
                                                            -----------         -----------

Loss from operations ...............................             (9,273)             (4,464)

Interest expense (income), net .....................               (156)                112
                                                            -----------         -----------

LOSS BEFORE INCOME TAXES ...........................             (9,117)             (4,576)

Income tax expense (benefit) .......................                 --                 (45)
                                                            -----------         -----------

NET LOSS ...........................................        $    (9,117)        $    (4,531)
                                                            ===========         ===========

NET LOSS PER SHARE - BASIC AND DILUTED .............        $     (1.07)        $     (0.62)
                                                            ===========         ===========

Weighted average number of common shares outstanding          8,515,339           7,359,446
                                                            ===========         ===========



         The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS
                                                                  ENDED SEPTEMBER  30,
                                                            -------------------------------
                                                                1998               1997
                                                            -----------         -----------
                                                                 (Dollars in thousands,
                                                                 except per share data)
NET SALES:
     License fees ..................................        $       290         $       492
     Resales of software and technology equipment ..              3,383               2,774
     Service fees ..................................                651                 672
                                                            -----------         -----------
         Total net sales ...........................              4,324               3,938
                                                            -----------         -----------

COST OF SALES:
     License fees ..................................                 34                  28
     Resales of software and technology equipment ..              3,076               2,433
     Service fees ..................................                952                 599
     Amortization of capitalized software costs ....                188                 174
                                                            -----------         -----------
         Total cost of sales .......................              4,250               3,234
                                                            -----------         -----------

GROSS PROFIT .......................................                 74                 704

Sales and marketing expenses .......................              2,739               1,215
General and administrative expenses ................              1,133               1,517
Research and development costs .....................                110                 192
                                                            -----------         -----------

Loss from operations ...............................             (3,908)             (2,220)

Interest expense (income), net .....................                (19)                 59
                                                            -----------         -----------

NET LOSS ...........................................        $    (3,889)        $    (2,279)
                                                            ===========         ===========

NET LOSS PER SHARE - BASIC AND DILUTED .............        $     (0.45)        $     (0.30)
                                                            ===========         ===========

Weighted average number of common shares outstanding          8,665,908           7,510,390
                                                            ===========         ===========


         The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS
                                                                                      ENDED SEPTEMBER  30,
                                                                                  ----------------------------
                                                                                     1998              1997
                                                                                  ----------       -----------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................        $ (9,117)        $ (4,531)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................             715              623
     Provision for doubtful accounts ......................................             341              315
     Changes in operating assets and liabilities:
         Trade accounts receivable ........................................           2,366            1,049
         Other current assets .............................................              70             (297)
         Accounts payable and accrued expenses ............................            (969)            (976)
         Other current liabilities ........................................              78               25
                                                                                   --------         --------

         Net cash used in operating activities ............................          (6,516)          (3,792)
                                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased software .......          (1,091)            (970)
Acquisition of customer list ..............................................            (292)              --
Acquisition of property and equipment .....................................            (436)            (499)
                                                                                   --------         --------

         Net cash used in investing activities ............................          (1,819)          (1,469)
                                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units .......................................              --            1,295
Exercise of stock warrants ................................................              --            2,003
Exercise of stock options .................................................             342               13
Repayment of advance to shareholder .......................................              --             (472)
Proceeds from advance to shareholder ......................................              --              472
Repayments on notes payable and long-term debt ............................            (156)            (198)
                                                                                   --------         --------

         Net cash provided by financing activities ........................             186            3,113
                                                                                   --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................          (8,149)          (2,148)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................          10,283            4,209
                                                                                   --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................        $  2,134         $  2,061
                                                                                   ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid ........................................................        $     95         $    233
     Stock issued to acquire customer list ................................             826               --


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 1998 and December 31, 1997, and the results of operations for the nine and three months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine and three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

NATURE OF BUSINESS OPERATIONS

     NeoMedia operates in one business segment which is comprised of three principal applications markets: (i) Intelligent Document(TM) Solutions ("IDOCs(TM)") Unit, (ii) Integrated Technology Systems Solutions Unit and (iii) Year 2000 / Migration (Mass Change) Solutions Unit.

     The IDOCS UNIT assists clients in linking the worlds of print and electronic media(SM). NeoMedia's patent-pending NeoLink(TM) technology simplifies electronic commerce by hyperlinking printed material directly to on-line information and electronic commerce sites. Using this technology, common publications and products, such as magazines, catalogs, direct mail pieces and barcoded consumer products, become direct extensions of the World Wide Web, eliminating the well publicized limitations of search engines and broadcast "push" applications. In addition, the IDOCs Unit assists clients in embedding active data elements in standard printed documents or on physical objects for the purpose of launching computer programs and creating automated links to the World Wide Web.

     The INTEGRATED TECHNOLOGY SYSTEMS SOLUTIONS UNIT assists clients in optimizing the creation, production and management of printed documents and printed document processes. These efforts have historically focused on designing and providing complete, client specific, high speed and high volume document formatting and printing solutions. Recently, services of the Integrated Technology Systems Solutions Unit have been expanded to include Integrated Document Factories ("IDF's"), a complete, client specific system solution for automating, monitoring and managing print-to-mail processes. IDF's incorporate manufacturing principles and IDOCs(TM) technology, enabling clients not only to achieve maximum efficiencies in their print processes, but to also ensure document integrity and traceability.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     License revenues represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Software and technology equipment resales represent revenue from the resale of purchased third party hardware and software products. Service fees represent revenue from consulting, education and post contract customer support services. Effective January 1, 1998, NeoMedia adopted the software license revenue recognition provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Specifically, license revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable. The impact of the adoption of SOP 97-2, as amended, was not material to NeoMedia's consolidated financial statements.

COMPREHENSIVE INCOME

     NeoMedia adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") effective January 1, 1998. FAS 130 requires companies to report comprehensive income. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources. During the nine and three months ended September 30,1998, changes in NeoMedia's shareholders' equity consisted of its net loss, the exercise of stock options and the issuance of common stock to acquire a customer list. Accordingly, comprehensive income as defined by FAS 130 was the net loss in the accompanying unaudited consolidated statement of operations.

COMPUTATION OF LOSS PER SHARE

     Effective December 31, 1997, NeoMedia adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which replaces the presentation of primary earnings per share with basic earnings per share and which requires dual presentation of basic and diluted earnings per share on the Consolidated Statements of Operations. FAS 128 requires restatement of all prior period earnings per share data presented. Basic net earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, and diluted net earnings per share includes the effect of unexercised stock options and warrants using the treasury stock method. The treasury stock method assumes that common stock was purchased at the average market price during the period. Because the assumed exercise of stock options and warrants would have an antidilutive effect on the net loss per share for the nine and three months ended September 30, 1998 and 1997, no exercise of stock options and warrants were assumed and diluted net loss per share was the same as basic net loss per share.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $293,000 and $191,000 in its September 30, 1998 and December 31, 1997 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry of $2,684,000 and $5,507,000 during the nine months ended September 30, 1998 and 1997, respectively, resulting in trade accounts receivable of $1,056,000 and $3,116,000 as of September 30, 1998 and December 31, 1997, respectively. Revenue generated from the remarketing of software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for 71.0% and 68.5% of NeoMedia's revenue for the nine months ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     GENERAL. Total net sales for the nine months ended September 30, 1998 were $15.4 million, which represented a $1.1 million, or 7%, decrease from $16.5 million for the nine months ended September 30, 1997. This decrease primarily resulted from (i) a $2.9 million decrease in sales to a NeoMedia customer in the telecommunications industry, and (ii) a $1.8 million one-time U.S. sale of a IBM S390 computer in 1997 which did not recur in 1998. These decreases were partially offset with (i) a $2.0 million increase in sales of IBM S390 computer hardware in Canada, (ii) a $1.0 million increase in sales of Year 2000 products including licenses and services, and (iii) a $600,000 increase in sales relating to the implementation of an integrated document factory.

     The net loss for the nine months ended September 30, 1998 was $9.1 million, which represented a $4.6 million, or 102%, increase from a $4.5 million loss for the nine months ended September 30, 1997. This increase in the net loss primarily resulted from NeoMedia's continuing to invest in the infra-structure needed to manage current and expected future growth. The $4.6 million increase in the infra-structure costs during 1998 as compared to 1997 was partially offset with the increase in sales of the Year 2000 products which reduced losses by $100,000.

     The total of general, administrative, sales, marketing, research and development expenses increased $4.9 million to $12.1 million for the nine months ended September 30, 1998 from $7.2 million during the nine months ended September 30, 1997. This increase primarily resulted from NeoMedia investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products.

     LICENSE FEES. License fees for the nine months ended September 30, 1998 were $1,685,000 compared to $1,381,000 for the nine months ended September 30, 1997, an increase of $304,000 or 22%. This increase resulted primarily from the increase in sales of licenses of NeoMedia's Year 2000 proprietary software. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 8.8% during 1998 compared to 13.8% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the increased sales of ADAPT/2000 and ADAPT PC, which is proprietary software.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment decreased by $2,325,000, or 18%, to $10,920,000 for the nine months ended September 30, 1998, as compared to $13,245,000 for the nine months ended September 30, 1997. This decrease primarily resulted from (i) a $2.9 million decrease in sales to a NeoMedia customer in the telecommunications industry, and (ii) a $1.8 million one-time sale of a IBM S390 computer in 1997 which did not recur in 1998. These decreases were partially offset with a $2.0 million increase in sales of IBM S390 computer hardware in Canada and $1.7 million increase to new U.S. customers. Cost of sales as a percentage of related sales was 86.4% during 1998, compared to 87.0% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the sale of more IBM S390 computers that have a higher profit margin.

     SERVICE FEES. NeoMedia's service fees increased by $921,000, or 49.9%, to $2,768,000 for the nine months ended September 30, 1998, compared to $1,847,000 for the nine months ended September 30, 1997. This increase was primarily due to a $700,000 increase in the Year 2000 service fees and the $500,000 increase in consulting fees for integrated document factory services. These increases were partially offset with a $300,000 decrease in document solutions services. Cost of service fees as a percentage of related sales increased to 92.9% during 1998 from 83.8% during 1997 primarily due to lower margin on Year 2000 services.

     AMORTIZATION OF SOFTWARE. Amortization of software for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, decreased $68,000 as a result of certain migration software costs becoming fully amortized during 1997, and, as a percentage of total net sales, decreased to 2.7% during 1998 from 2.9% during 1997. The Company generally amortizes software costs over three to five years.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses increased $4,104,000, or 126.1%, to $7,357,000 for the nine months ended September 30, 1998 from $3,253,000 for the nine months ended September 30, 1997, as a result primarily of hiring additional direct sales personnel intended to build future revenue growth.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $834,000, or 25.3%, to $4,128,000 for the nine months ended September 30, 1998, from $3,294,000 for the nine months ended September 30, 1997. This increase was due mainly to NeoMedia building its administrative infra-structure, which includes $407,000 of compensation and related expenses, $233,000 of legal and professional fees, $150,000 of rent expense and $53,000 of depreciation expense, to manage intended future growth.

     RESEARCH AND DEVELOPMENT. During the nine months ended September 30, 1998, NeoMedia charged to expense 3.8% of total net sales in research and development expenses as compared to 3.9% during the nine months ended September 30, 1997. This percentage decrease was due to a decrease in sales and a increase in the amount of software development costs that were capitalized during 1998 pursuant to FASB's Statement of Financial Accounting Standard No. 86. NeoMedia currently intends to continue to make significant investments in its development activities.

     INTEREST EXPENSE (INCOME), NET. Interest expense (income) consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit, net of interest earned on cash equivalent investments. Interest expense (income) decreased by $268,000 to ($156,000) for the nine months ended September 30, 1998 from $112,000 for the nine months ended September 30, 1997, due to interest income earned on the proceeds from common stock purchase warrants exercised in the fourth quarter of 1997.

     INCOME TAX EXPENSE (BENEFIT). The $45,000 benefit for income taxes recorded during the nine months ended September 30, 1997 represented the recovery of income taxes paid in prior years from the carry back of operating losses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     GENERAL. Total net sales for the three months ended September 30, 1998 were $4.3 million, which represented a $.4 million, or 10%, increase from $3.9 million for the three months ended September 30, 1997. This increase primarily resulted from the sales of the IBM S390 computers in Canada.

     The net loss for the three months ended September 30, 1998 was $3.9 million, which represented a $1.6 million, or 70%, increase from a $2.3 million loss for the three months ended September 30, 1997. This increase in the net loss primarily resulted from NeoMedia's continuing to invest in the infra-structure needed to manage current and intended future growth. These infra-structure costs increased $1.1 million during 1998 as compared to 1997. In addition, the decrease in license fees impacted net loss by $208,000 and consulting costs for the Year 2000 / Migration Solutions Unit increased $353,000 during the three month period 1998 as compared to the same period in 1997.

     The total of general, administrative, sales, marketing, research and development expenses increased $1.1 million to $4.0 million for the three months ended September 30, 1998 from $2.9 million during the three months ended September 30, 1997. This increase primarily resulted from NeoMedia investing in the expansion of its infra-structure by hiring management, sales and other personnel to develop, market and sell new products.

     LICENSE FEES. License fees for the three months ended September 30, 1998 were $290,000 compared to $492,000 for the three months ended September 30, 1997, a decrease of $202,000 or 69.7%. This decrease resulted primarily from the decrease in sales of licenses of NeoMedia's Year 2000 proprietary software. Cost of sales for license fees consisted primarily of fees paid to an independent software developer for one of the existing software transition tools. Cost of sales as a percentage of related sales was 11.7% during 1998 compared to 5.7% during 1997. This increase in the cost of sales as a percentage of related sales was primarily due to the increased costs of ADAPT PC, which was not available in 1997.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $609,000, or 21.9%, to $3,383,000 for the three months ended September 30, 1998, as compared to $2,774,000 for the three months ended September 30, 1997. This increase primarily resulted from the sales of IBM S390 computers in Canada. Cost of sales as a percentage of related sales was 89.9% during 1998, compared to 88.1% during 1997.

     SERVICE FEES. NeoMedia's service fees decreased by $21,000, or 3.1%, to $651,000 for the three months ended September 30, 1998, compared to $672,000 for the three months ended September 30, 1997. This decrease was primarily due to a $230,000 decrease in document solutions services. This decrease was partially offset with a $200,000 increase in Year 2000 services. Cost of service fees as a percentage of related sales increased to 146.2% during 1998 from 88.8% due to the cost of consultants for Year 2000 services.

     AMORTIZATION OF SOFTWARE. Amortization of software for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, decreased $14,000 as a result of certain migration software costs becoming fully amortized during 1997.

     SALES AND MARKETING. Sales and marketing expenses increased $1,524,000, or 125.4%, to $2,739,000 for the three months ended September 30, 1998 from $1,215,000 for the three months ended September 30, 1997, as a result primarily of hiring additional direct sales personnel intended to build future revenue growth.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased $384,000, or 25.3%, to $1,133,000 for the three months ended September 30, 1998, from $1,517,000 for the three months ended September 30, 1997. This decrease was due mainly to a decrease in compensation expense in 1998.

     RESEARCH AND DEVELOPMENT. During the three months ended September 30, 1998, NeoMedia charged to expense 2.5% of total net sales in research and development expenses as compared to 4.9% during the three months ended September 30, 1997. This percentage decrease was due to an increase in the amount of software development costs that were capitalized during 1998 pursuant to FASB's Statement of Financial Accounting Standard No. 86.

     INTEREST EXPENSE (INCOME), NET. Interest expense (income) decreased by $78,000 to ($19,000) for the three months ended September 30, 1998 from $59,000 for the three months ended September 30, 1997, due to interest income earned on the proceeds from common stock purchase warrants exercised in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, NeoMedia's working capital was $2.2 million which represented a $9.9 million decrease from December 31, 1997. As of September 30, 1998, NeoMedia's cash and cash equivalents were $2.1 million, which represented a $8.2 million decrease from December 31, 1997. Net cash used in operating activities for the nine months ended September 30, 1998 and 1997, was $6,516,000 and $3,792,000, respectively. During 1998, trade accounts receivable decreased $2,714,000, while accounts payable and accrued expenses decreased $970,000. During 1997, trade accounts receivables decreased $1,000,000, while accounts payable and accrued expenses decreased $1,000,000. NeoMedia's net cash flow used in investing activities for the nine months ended September 30, 1998 and 1997, was $1,819,000 and $1,469,000, respectively.

     Net cash provided by financing activities for the nine months ended September 30, 1998 and 1997, was $186,000 and $3,113,000, respectively. In April, 1998, NeoMedia acquired a customer list for $1,118,000, of which $826,000 of the consideration was given in NeoMedia common stock. In January, 1997, NeoMedia consummated the over-allotment of its initial public offering and received net proceeds of $1.3 million.

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

YEAR 2000 ISSUES

     In the next 15 months, many companies, including NeoMedia, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900. In 1996, NeoMedia began the process of identifying the many software applications and hardware devices used internally expected to be impacted by this issue. NeoMedia's analysis encompasses its (i) applications software;
(ii)hardware; and (iii) data residing in programs. The software programs used internally by NeoMedia (primarily its general ledger accounting package which is not year 2000 compliant) were purchased from third party vendors. In assessing its risk of non-compliance, the Company's internal systems department classified vital and non-vital production systems. NeoMedia has completed the analysis of over 70% of all production systems software (representing virtually all of the "vital" systems comprising the corporate backbone), including verification by third party vendors that the programs are Year 2000 compliant, as well as internal testing which confirms readiness of those programs. NeoMedia incurred costs of approximately $1000 in upgrading the operating system, and about $2,500 in upgrading the application program, for its existing accounting general ledger program. During the fourth quarter, 1998, NeoMedia plans to install an additional year 2000 compliant upgrade, recently received from the software vendor, to the existing general ledger accounting package. In addition, NeoMedia has purchased a new general ledger accounting package which is year 2000 compliant according to the vendor. NeoMedia expects to spend approximately $400,000, including software licensing fees, hardware leases and associated services for this accounting system. NeoMedia is currently developing the environment for this new system, and plans to install, implement and test it in 1999. At that time, the Company expects to maintain the existing accounting package for archival and contingency purposes. As an additional measure of security, routine back-ups of data are performed to preserve information in various vital systems, and manual or paper files are maintained if other measures fail with regard to the most vital accounting functions. The remaining 30% of the application software is considered either non-vital or capable of compliance with a vendor-provided "patch" on an as-needed basis. NeoMedia expects to test virtually all remaining application programs in 1999. NeoMedia believes that the hardware devices supporting production systems which were not year 2000 compliant have been replaced with those which are year 2000 compliant. The few remaining PC's which are not now compliant are scheduled for routine replacement during 1999 with compliant hardware, thereby eliminating the year 2000 concern. Costs associated with hardware replacement include approximately $1,200 per month for a lease of hardware necessary to implement the new accounting system, and $4,000 to replace the server upon which the existing accounting package resides. Although prudent measures have been taken, there can be no assurance that NeoMedia will not be adversely affected by the failure of the existing accounting package if the new package is not installed timely or by the failure of the new package to be fully year 2000 compliant as represented by the vendor. With hardware and software matters nearing completion, in 1999, NeoMedia plans to utilize its proprietary software tools to analyze vital data residing in application programs, such as accounting spreadsheets, for non-complaint data. Vital data will be remediated. NeoMedia believes that its propriety software, for which it is currently selling licenses, is year 2000 compliant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits required by Item 601 of Regulation S-B to be filed herewith are as follows:

     27.1  Financial Data Schedule (SEC use only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEOMEDIA TECHNOLOGIES, INC.
                                  Registrant

Date   NOVEMBER 13, 1998      By:
     -------------------         --------------------------------------
                              Charles E. Fritz, President, Chief Executive
                                Officer and Chairman of the Board


Date   NOVEMBER 13, 1998      By:
     -------------------         --------------------------------------
                              Charles T. Jenses, Vice President, Chief Financial
                                Officer, Treasurer and Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DOCUMENT
-------     --------

  27.1      Article 5 Financial Data Schedule for September 30, 1998