Form 10KSB40
period 1998-12-31
NEOMEDIA TECHNOLOGIES INC
filed 1999-04-15
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------
                                  FORM 10 - KSB
                                   (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                                PERIOD ___ TO ___

                         COMMISSION FILE NUMBER 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

       DELAWARE                                                 36-3680347
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2201 SECOND STREET, SUITE 600, FORT MYERS, FLORIDA                     33901
(Address of Principal Executive Offices)                             (Zip Code)

Issuer's Telephone Number (Including Area Code)            941-337-3434

Securities Registered Under Section 12(b) of the Exchange Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01                   NASDAQ SMALL CAP MARKET

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Issuer's consolidated revenue for its most recent fiscal year was $23,478,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on March 16, 1999 was $23,037,048. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

     As of March 16, 1999, there were outstanding 8,824,800 shares, (excluding 375,000 shares held in escrow as security for loans), of the issuer's Common Stock.

                                     PART I
ITEM 1.    BUSINESS

GENERAL

     ORGANIZATIONAL HISTORY. The Registrant, NeoMedia Technologies, Inc. ("NeoMedia"), was incorporated under the laws of the State of Delaware on July 29, 1996, to acquire by tax-free merger Dev-Tech Associates, Inc. ("Dev-Tech"), NeoMedia's predecessor, which was organized in Illinois in December, 1989. In March, 1996, Dev-Tech's common stock was split, with an aggregate of 2,551,120 shares of common stock being issued in exchange for the 164 then issued and outstanding shares of common stock. On August 5, 1996, NeoMedia acquired all of the shares of Dev-Tech in exchange for the issuance of shares of NeoMedia's common stock to Dev-Tech's stockholders ("Dev-Tech Merger"). Each stockholder of Dev-Tech received one share of NeoMedia's common stock in exchange for one share of Dev-Tech's common stock. The Dev-Tech Merger was effected under applicable provisions of the Internal Revenue Code as a tax-free transaction to the corporations and stockholders. As a result of the Dev-Tech Merger, holders of options and warrants to purchase Dev-Tech's common stock have the right to purchase NeoMedia's common stock. As an additional result of the Dev-Tech Merger, NeoMedia is the successor to the business and operations of Dev-Tech. In November, 1996, a reverse stock split was effected whereby each NeoMedia shareholder received .90386 shares of common stock for each one share of common stock then owned.

     In November, 1996, Dev-Tech Migration, Inc., an Illinois corporation ("DTM") and an affiliate of Dev-Tech, was merged into a subsidiary of NeoMedia. DTM provided migration services. Migration services consist of adapting computer software that operates only with a specific brand of hardware and operating and data base software (called a "legacy system"), to operate with most, if not all brands of hardware and operating software (called an "open system platform" or an "open system environment"). Management determined that DTM's services complimented Dev-Tech's services as a systems integrator, and that the synergies between the two companies would be beneficial. Accordingly, on November 20, 1996, DTM was merged ("Migration Merger") into NeoMedia Migration, Inc. ("Migration"), a wholly-owned subsidiary of NeoMedia in exchange for the issuance of shares of NeoMedia's common stock to Charles W. Fritz, the sole stockholder of DTM and a principal shareholder, officer and director of NeoMedia. Mr. Charles Fritz received an aggregate of 827,525 shares of common stock on the basis of one share of DTM's common stock for .90386 share of NeoMedia's Common Stock. As a result of the Migration Merger, holders of options to purchase DTM common stock have the right to purchase NeoMedia's common stock. The Migration Merger was also effected under applicable provisions of the Internal Revenue Code as a tax free transaction to the corporations and Mr. Fritz. As a result of Migration Merger, Migration is the successor to the business and operations of DTM.

     These two mergers were accounted for in a manner similar to the pooling of interests method of accounting using historical book values rather than fair market value as all entities involved were under common control.

     In August, 1996, Distribuidora Vallarta, S.A., a Guatemalan corporation was formed where by NeoMedia employs computer software developers and system integrators. Distribuidora Vallarta, S.A. is 80% owned by NeoMedia Technologies, Inc. and 20% owned by NeoMedia Migration, Inc.

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

     Mr. Luntz and Mr. Willis received an aggregate of 1,070,000 shares of common stock of NeoMedia. The number of shares of NeoMedia's common stock received by Mr. Luntz and Mr. Willis was determined through arms-length negotiations between the parties. Mr. Luntz entered into an employment agreement with NeoMedia. Mr.

Willis entered into a consulting agreement with NeoMedia. The Allegiant Merger was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods. On December 22, 1997, Allegiant was dissolved and merged into NeoMedia.

     During 1998 NeoMedia formed the following wholly-owned subsidiaries:
NeoMedia Technologies of Canada, Inc., incorporated in Canada; NeoMedia Tech, Inc., incorporated in Delaware; NeoMedia EDV GMBH, incorporated in Austria; NeoMedia Technologies Holding Company B.V., incorporated in the Netherlands; NeoMedia Technologies de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Migration de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Technologies do Brazil Ltd., incorporated in Brazil, and NeoMedia Technologies UK Limited, incorporated in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements.

     Unless the context indicates otherwise, all references herein to "NeoMedia" or the "Company" mean and refer to the Registrant and its wholly-owned subsidiaries.

     As of December 31, 1998 the Company had accumulated losses from operations of $22,000,000, had a working capital deficit of approximately $453,000 and approximately $600,000 in unrestricted cash balances. In order to sustain operations, the Company will need to continue to raise additional capital. As a result of this situation, the Company's Independent Auditors have issued an opinion that states there is substantial doubt about the Company's ability to continue as a going concern. During the first quarter of 1999, the Company has successfully obtained approximately $900,000 of equity financing and approximately $1,000,000 of convertible debt financing. The Company will continue to attempt to obtain additional financing, however, no assurances can be made that additional financing will be obtained. (See Liquidity and Capital Resources Section).

     INITIAL PUBLIC OFFERING. On November 25, 1996, NeoMedia completed an initial public offering of 1,700,000 units at $6.00 per unit (the "IPO"). Each unit consisted of one share of common stock, $.01 par value, and one five-year redeemable common stock purchase warrant ("Warrant"). The common stock trades on The Nasdaq Stock MarketSM under the symbol "NEOM," and until December 18, 1997, the warrants were traded under the symbol "NEOMW." Of the 1,700,000 units of NeoMedia offered, 1,235,000 shares of common stock and 1,700,000 warrants were sold by NeoMedia and 465,000 shares of common stock were sold by certain stockholders of NeoMedia (the "Bridge Financing Selling Stockholders"). NeoMedia did not receive any of the proceeds from the sale of common stock by the Bridge Financing Selling Stockholders. On January 16, 1997, an additional 255,000 units were sold by NeoMedia upon the exercise by Joseph Charles & Associates, Inc., the representative of the underwriters in the IPO ("Joseph Charles"), of its option to cover over-allotments in the IPO.

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

     POST INITIAL PUBLIC OFFERING. As of December 31, 1998 the Company had accumulated losses from operations of approximately $22,000,000, had a working capital deficit of approximately $453,000, and approximately $600,000 in unrestricted cash balances. In order to sustain operations, the Company will need to raise additional capital (see Management's Discussion and Analysis - Liquidity and Capital Resources).

BUSINESS OVERVIEW

     NeoMedia provides the following computer software and consulting services:

     o INTELLIGENT DOCUMENT(TM) SOLUTIONS ("IDOCS(TM)") which incorporate active data elements into standard printed documents or on physical objects for the purpose of launching computer programs, creating automated links to the World Wide Web, embedding machine readable information and securing print document based transactions. Through December 31, 1998, the Company had not generated any significant revenues through the sale of IDOCs(TM) products.

     o DOCUMENT SYSTEMS SOLUTIONS which assists clients in optimizing the creation, production and management of printed documents and printed document processes.

     o MASS CHANGE / MIGRATION SOLUTIONS which enables and assists clients in implementing broad changes in computer software and hardware systems, including (i) identifying, seeking and automatically correcting restrictive source and application fields which store data, including including Year 2000 remediation, and (ii) conversions of legacy computer systems and applications to open system implementations.

     NeoMedia currently offers its services and products through its two principal business units - NeoMedia Systems Integration (NeoMedia/SI) and NeoMedia Tech which, although separate in name, often function as a team in providing solutions for its customers. NeoMedia/SI focuses on providing project based systems integration solutions for contract customers including Document System Solutions, Mass Change/Migration remediation and custom IDOCs(TM) implementations. The role of NeoMedia Tech is to develop and commercialize proprietary software products and related technology and to promote and enable wide-scale IDOCs(TM) solutions with key strategic partners.

     As part of the services provided in connection with the solutions it offers, NeoMedia often recommends, specifies, supplies and installs equipment and software products from third-party suppliers, many of whom have strategic alliances with NeoMedia. NeoMedia acts as a re-marketer of equipment and software products for a number of suppliers, such as IBM Corporation, Oracle Corporation, Sun Microsystems Computer Company, Symbol Technologies, Inc., Xerox Corporation, and has generated the largest portion of its revenue to date from these activities.

INTELLIGENT DOCUMENT(TM) (IDOCS(TM)) SOLUTIONS

NEOMEDIA'S IDOCS(TM) TECHNOLOGY LINKS THE WORLDS OF PRINT AND ELECTRONIC MEDIA.

     The print medium is probably the most pervasive form of written communication in the world. Despite the introduction of electronic storage and information creation, paper will continue to be prominent, because of its convenience, familiarity and universal acceptance. Even as the electronic world expands, the volume of print media also grows. Printed documents are limited though since they only have a finite space for information and support only two-dimensional, static words and images.

     Electronic information, on the other hand, is up-to-the-minute, interactive, easily linked to other data sources, virtually unlimited in size, capable of audio and video display, and even capable of performing processing tasks for the reader. By developing the innovative Intelligent Documents (IDOCs(TM)) technology, NeoMedia integrates the worlds of print and electronic media, opening up a new world of opportunity. Management believes its Intelligent Documents(TM) technology has the potential to provide the industry standard for linking the worlds of print and electronic media.

     There are three key proprietary technologies currently in the IDOCs(TM) portfolio or under development: (i) NeoLink(TM) (web threading); (ii) PaperData(TM) (print modulation/demodulation); and (iii) NeoSure(TM) (secure documents).

NEOLINK(TM)  ("WEB-THREADING")

     NeoLink(TM) is based on the web threading model, a distinct third model of web information access. In contrast to search engines and push technologies, which are essentially navigation aides to users who are already online, web threading links printed documents and physical objects, such as hard good products, credit cards and ID cards, directly to information through the Internet. The user connects to this information by either scanning a barcode on a document or object, or entering a few digits or a short character string using a keyboard or remote control. A computer or web-enabled television then acts as a conduit to connect the user to related Web information. The "thread" also conveys information identifying the document or object being scanned as well as information regarding the demographics and psychographics of the user making the inquiry. This allows the responding Web site to finely tailor their response for true one-to-one marketing and also opens opportunity for portals to extend the brand of their fullfillment channel to catalogs, print information and consumer goods.

     NeoLink(TM) has been successfully piloted in several sectors and a pilot is presently underway with a major European technical trade publisher. Commercial roll-out is underway with a major multi-level marketing company, and additional prospects in these and other markets are in various stages of development.

PAPERDATA(TM)  (PRINT MODULATION/DEMODULATION)

     Conventional printing and scanning technologies are designed to faithfully represent the aesthetic appearance of documents. During the process of converting a digital file to a print image, valuable information regarding attributes of the data itself are lost, such as font specifications, file identifiers, spreadsheet formulas and database references. Although scanners can be used to capture a digital image of a print document, these tacit attributes cannot be recovered. Essentially, conventional print relegates documents to the role of a display channel for human readable information. In order to access an original digital document, the reader must either copy the original file to digital media and then distribute it, or transfer the file over a data network.

     NeoMedia has developed proprietary software that allows users to directly embed a digital data file in a conventionally printed document and then recover that file from the document's digitized print image using conventional document scanners. The process is achieved by modulating non-human readable elements of the print image and then demodulating these same elements, thereby turning printers and scanners into literal "modems for print". The PaperData(TM) software that embodies this technology also contains powerful proprietary error correction and compression capabilities that make it suitable for both industrial and consumer applications. In addition to supporting on-document file transfer, PaperData(TM) can also be used to embed HTML and Java applets in printed documents for retrieval and automated activation with desktop scanners.

     The preproduction design of PaperData(TM) is complete and intellectual property rights have been obtained or are in the process of being obtained.


NEOSURE(TM)  (SECURE DOCUMENTS)

     NeoMedia has developed a proprietary system and method for protecting negotiable printed commercial documents, such as checks, money orders, coupons, food stamps and gift certificates, from counterfeit and forgery. This patent-pending technology incorporates NeoMedia's NeoLink(TM) and PaperData(TM) technologies with U.S. Checks' patented UV-Smart(TM) paper stock identification techniques and an on-line registration database. When used concurrently, this system verifies that a document is authentic, has not been modified and that the transaction has not been duplicated. The system can also be used to automate the processing of printed transactional documents, such as checks and gift certificates, as well as link documents to specific individuals for specific transactions in order to prevent unauthorized use. NeoMedia has filed several extensive patent applications on the use of NeoSure(TM) and other related technologies for linking, securing and promoting web-commerce from print media, such as coupons, catalogs and direct mail.

     Preproduction design of NeoSure(TM) is complete and intellectual property rights have been obtained or are in the process of being obtained.

     SERVICES AND PRODUCTS. NeoMedia either currently provides or is developing and plans to provide the following Intelligent Document(TM) service and software products:

       o TECHNOLOGY AND SOLUTIONS CONSULTING are engagements where NeoMedia consults with clients to advise them on general capabilities of Intelligent Document(TM) technology and specific advantages and limitations of different implementations, including custom solution designs and impact studies to assist them in their businesses.

       o SYSTEMS DEVELOPMENT AND INTEGRATION is the design, development, implementation and service of Intelligent Document(TM) systems and applications for client purposes. It is anticipated that these systems will incorporate both equipment and software available from third party suppliers, as well as proprietary components and licenses developed by and controlled by NeoMedia. In addition to these services, NeoMedia plans to, in the design and development of proprietary applications, enhance ported systems. These proprietary systems will include the support of Virtual Private Networks which emulate local area network access via the Internet using secure encryption methods to route data traffic. The result will be a Virtual Private Web which will allow computers within companies to be networked via the Internet, with the assurance of security so that there would not be any unauthorized use.

       o INTELLIGENT DOCUMENT MIDDLEWARE includes multi-platform utility software products, such as print drivers, symbology encoders and decoders, compaction modules and application engines which support and enable Intelligent Document(TM) applications.

           NeoMedia believes that it is currently the leading provider of high capacity, two dimensional symbology print drivers to the high speed printing environment. NeoMedia has provided such services to various customers, such as UPS and Symbol Technologies, Inc.

       o INTELLIGENT DOCUMENT(TM) APPLICATIONS includes specific applications software which apply Intelligent Document(TM) technology and principles to provide specific commercial solutions, including NeoLink(TM), and other future products in development, including PaperData(TM) and NeoSure(TM) and MedThread(TM).

     Since the Intelligent Document(TM) Solutions has only been introduced recently, to date NeoMedia/SI and NeoMedia Tech have provided only limited software and consulting services in several pilots. However, due to the rapidly emerging era of electronic commerce fostered by the proliferation of the Internet and the World Wide Web, NeoMedia anticipates that the large number of potential Intelligent Document(TM) applications will, in terms of revenue, make this a fast growing unit of NeoMedia, although to date this has not occurred and no assurances can be given that this will occur in the future.

DOCUMENT SYSTEM SOLUTIONS

     Document System Solutions assist clients in optimizing their document creation, production and management processes. These efforts have historically focused on designing and providing complete, client specific, high speed and high volume document formatting and printing solutions. In 1997 Document System Solutions was expanded to include Integrated Document Factories ("IDF's"), a complete, client specific system solution for automating, monitoring and managing print-to-mail processes. IDF's incorporate manufacturing principles and IDOCs(TM) technology, enabling clients not only to achieve maximum efficiencies in their print processes, but to also ensure document integrity and traceability. Also included in Document System Solutions is NeoMedia's value added reseller business.

     NeoMedia is a supplier of proprietary and third-party software and third-party equipment to which NeoMedia helps its customers integrate and install this hardware and software. The companies represented by NeoMedia in the re-marketing of software and equipment include IBM Corporation, Oracle Corporation, Sun Microsystems Computer Company, Symbol Technologies, and Xerox Corporation.

     NeoMedia's customers currently using their Document Systems Solution services and product include Principal Financial Group, Fidelity Investments, Discover Card Services, Inc., Charles Schwab & Co., Inc. and the State of Wisconsin, where they are used to reduce costs by introducing production efficiencies by generating on demand customized forms from standard stock in lieu of using more expensive pre-printed form stock, and by enabling implementation of automated printing systems using lower-cost distributed client-server platforms.

     In providing complete document system solutions and IDF's, NeoMedia often "partners" with companies such as Xerox Corporation and IBM Corporation. These arrangements often result (i) in the "partner" introducing to NeoMedia customers which purchase NeoMedia's and the business partner's services and products, (ii) in the use by the partner of NeoMedia as a subcontractor, (iii) in the re-marketing by NeoMedia of the business partner's hardware and software products, and (iv) in the sharing of the responsibility with the business partner. Depending upon the product or service involved, the association with the business partner may be on an exclusive basis.

     SERVICES. NeoMedia provides services in this market as both a consultant and systems integrator. These services consist of the following:

       o ENTERPRISE OUTPUT STRATEGIES are consulting engagements in which NeoMedia professionals analyze customer business requirements and design comprehensive document systems solutions to resolve business problems. NeoMedia has rendered services to a number of Fortune 100 and 500 clients since its inception in 1989, which typically have focused on business enablement and market share growth through enhanced document solutions. Recent emphasis has focused on the design of systems that provide a technology bridge from paper to electronic media.

       o INTEGRATED DOCUMENT FACTORY is the application of technology used in the typical manufacturing operation to the document production process. Large scale print-to-mail operations are essentially manufacturing operations. However, unlike successful manufacturing operations, print-to-mail operations typically lack control systems, such as those to ensure quality. NeoMedia actively consults in these areas and is currently developing customized versions of established manufacturing execution systems for the document generation environment.

       o INTELLIGENT DOCUMENT(TM) SOLUTIONS, in the context of the Document Systems Solutions, are the consulting and systems integration of IDOCs(TM) software products and applications as related to the document production process. NeoMedia's proprietary IDOCs(TM) technology can be used to control such processes and facilitate document return processing and archive retrieval, both through conventional and web mediated channels.

       o MICRO-MAINFRAME PORTS. In 1996, IBM introduced their IBM S390 processors, which allow users to run mainframe applications on downsized air-cooled platforms. On these new systems, users can run and maintain the integrity of existing and proven mainframe systems at a price and support cost comparable to the cost of an open system. While the transfer of applications to these new processors is not a conversion, it does involve migration services since special expertise is required in the configuration and tuning of the new processors in order to host proprietary IBM applications. NeoMedia, as an authorized re-marketer for IBM, offers these new systems and provides migration services in connection with their installation.

       o INTERNET EXTENSIONS. Information currently on the Internet is predominately housed in open system environments, primarily UNIX servers which have become the machine of choice in academic and other distributed computing environments during the past two decades. The vast majority of new information currently being formatted for the World Wide Web is also hosted in open system environments. However, the majority of corporate information is housed in legacy mainframe and mini-computer environments which are not connected to the Internet, primarily for security reasons. This condition is the major barrier to the application of Internet technology to inter and intra enterprise communications and applications often referred to as intranet solutions. NeoMedia offers services in this arena, which include:

           o Implementation of new Internet compatible systems through open systems integration products and services.

           o Migrations of existing proprietary legacy applications and databases to open system platforms compatible with modernization to the Internet environment.

           o Porting of IBM mainframe applications to air cooled micro-frames which bridge both legacy and open system environments.

     SOFTWARE PRODUCTS. NeoMedia offers a variety of third-party and proprietary software products to be used in connection with its document systems solutions, including custom software and proprietary PDF417 and Maxicode encoders which run on multiple platforms.

     Document System Solutions services represented 80.0% and 87.2% of NeoMedia's total sales for the year ended December 31, 1998 and December 31, 1997, respectively.

MASS CHANGE/ MIGRATION SOLUTIONS

     NeoMedia's Mass Change / Migration Solutions rely on proprietary and third-party software tools and custom services to assist clients in (i) identifying and automatically correcting software programs and/or data with the "Year 2000 problem," and (ii) converting ("migrating") from closed legacy systems to more cost effective and functional open system environments.

     The "Year 2000 problem" refers to the use of a two-digit date field primarily found in legacy software programs. For example, "89" represents the calendar year "1989." Programs using such two-digit year codes may become invalid on January 1, 2000, as they may read "00" as "1900". As a result, serious errors may occur in calculations dependent upon dates, such as mortgage calculations, in particular, and calculations used throughout financial and industries in general.

     NeoMedia licenses its proprietary software tools (including "ADAPT/2000") which, unlike many other competitive tools, not only identify occurrences of the date code problem in software programs, but automatically correct ("remediate") potentially 90% of such occurrences. NeoMedia's ADAPT/2000 tool, unlike other competitive tools, works across various hardware platforms and remediates legacy programs written in COBOL and new IBM COBOL ("MLE") computer languages.

     In 1998, Adapt-PC/2000 was added to NeoMedia's suite of tools designed to manage and identify Year 2000 problems in PC and distributed client-server networks within the corporate enterprise environment. Adapt-PC/2000 is an easy-to-use program that searches databases, spreadsheets and other file types on PCs across a network, and identifies and catalogs any data that appears to contain dates that are not Year 2000 compliant.

     Prior to the late 1980's, software and hardware manufacturers developed business software that would only run on their proprietary systems in an attempt to "lock in" existing customers. These "closed" systems and applications are referred to in the industry as "legacy systems." In the late 1980's and early 1990's, technological advances resulted in widespread development of software and hardware in standard computer languages that could be installed in a variety of systems. Subsequently, these "open" systems have generated price and performance advantages and greater functionality.

     NeoMedia provides consulting and systems integration services to facilitate the migration of business applications running on legacy systems, such as Wang environments, to open-system platforms, such as Unix. Such migrations can reduce customer capital, training and operating costs, as well as improve performance and increase functionality in the new system environment. NeoMedia's Migration Solutions Unit has a group of proprietary programs ("tools") which facilitate this process and reduce the time, cost and risk involved in such development efforts. The products and services offered by Migration complement NeoMedia's more general systems integration products and services, which management believes provide clear synergies with NeoMedia's other commercial activities. Since technology in the computer industry changes so rapidly, the "new and improved" system of today is the legacy system of tomorrow. Consequently, NeoMedia believes that there is a substantial and continuing market for transition services.

     SERVICES. NeoMedia presently offers two Year 2000 / Migration Solutions approaches to assist clients to implement business applications in open computing environments:

       o OPEN SYSTEM DEVELOPMENT. This approach is employed when an application must be written or rewritten for use on an open systems platform. NeoMedia provides consulting services for technology assessment, systems analysis and design as well as full systems integration and support services. These services include mainframe and workstation integration, application program selection and design, custom program development, equipment and software installation, customer training and acceptance testing. The initial focus of these services was on the Unix workstation and server environment due to its "open" nature and ability to support enterprise database applications on workstation environments. These services have broadened to include other platforms, including Windows NT, which NeoMedia believes will be increasingly competitive during the latter half of this decade.

       o TOTAL ASSISTED MIGRATION. This approach is employed when the legacy application effectively can be converted and "ported" (moved) to the open system environment using largely automated processes with minimal custom development. This approach is superior to the Open System Development in time, cost and development risk. Consequently, it is usually preferred. Conversion and porting of the legacy application is accomplished by the use of the proprietary migration tools employed by NeoMedia. NeoMedia's migration-development tools and application products are based on the widely used technology and products of Informix, Microsoft Corporation, IBM, Hewlett Packard, Oracle Corporation, Sun Microsystems, Micro Focus Cobol and AccuCobol.

     PROPRIETARY MIGRATION SOFTWARE TOOLS AND PRODUCTS. NeoMedia has acquired and developed a line of proprietary products and software tools utilized in its migrations services solutions, including WISP, WISP NT, WISP/UNIX, CoStar for WISP, PacePort and Legacy Liberator.

     In each of these areas of service, NeoMedia provides consulting services which include strategic consulting, analysis and evaluation of user applications, systems analysis, design, implementation, integration and support services and client training and configuration, installation and maintenance of equipment. The services performed under the Year 2000 / Migration Solutions group represented 20.0% and 12.8% of NeoMedia's total sales for the year ended December 31, 1998 and December 31, 1997, respectively.

CUSTOMERS

     Although NeoMedia provides services and products to a spectrum of customers, ranging from closely-held companies to Fortune 100 and 500 companies, for the years ended December 31, 1998 and 1997, one customer, Ameritech Services, Inc. ("Ameritech"), accounted for 24.8% and 38.7%, respectively, of NeoMedia's revenue. NeoMedia expects sales to Ameritech as a percentage of total sales to decline in the future. Furthermore, NeoMedia does not have a written agreement with Ameritech and, therefore, there are no contractual provisions to prevent Ameritech from terminating its relationship with NeoMedia at any time. Accordingly, the loss of this customer, or a significant reduction by it in buying the products and services offered by NeoMedia, absent diversification, would materially and adversely affect NeoMedia's revenues and results of operations. In addition, the equipment and software which is re-marketed to this customer is supplied by a single supplier. Accordingly, the loss of this supplier would materially adversely affect NeoMedia. For these reasons, NeoMedia is seeking, and continues to seek, to diversify its sources of revenue.

SALES AND MARKETING

     NeoMedia markets its products, as well as those for which it acts as a re-marketer, and its services primarily through its direct sales force, which was composed of 28 personnel as of December 31, 1998. NeoMedia currently maintains domestic sales offices in four states. The Company also has four foreign sales offices. The sales organization is responsible for achieving quarterly and annual sales quotas. NeoMedia also relies upon its strategic alliances with industry leaders to help market its products and services, provide lead referrals and establish informal co-marketing arrangements. Representatives of NeoMedia also attend seminar and trade shows, both as speakers and participants, to help market its products and services.

     In addition, NeoMedia has an indirect sales channel of agents, value added resellers and independent distributors in the United States and in foreign countries, for its products and services. NeoMedia anticipates that the indirect sales channel will account for an increasingly significant portion of NeoMedia's total revenue in future periods. There is no assurance that NeoMedia will be successful in further developing such channels, that such relationships will result in significant additional sales or that any sales through such channels will have the same profitability, if any, of sales obtained through NeoMedia's direct sales force. In addition, NeoMedia expects its direct and indirect sales channels to compete with each other. Successful indirect sales efforts depend on the abilities, resources, reputations, motivations and strategies of third parties over which NeoMedia has little control. NeoMedia does not sell all its products and services through each distribution channel. If NeoMedia's efforts at further developing these indirect sales channels are unsuccessful, if such channels are unproductive or if NeoMedia were to lose one or more of its value added resellers, agents, or distributors, there could be a material adverse effect on NeoMedia's results of operations or financial position.

     During 1998, NeoMedia acquired a customer list for total consideration of $1,155,000, including 120,000 shares of NeoMedia common stock valued at $827,000 (giving effect to the common stock being unregistered and "restricted" securities as such term is defined in Rule 144 of the rules and regulations promulgated under the Securities Act of 1933, as amended) and cash of $292,000. Additionally, there were legal and other expenses of $36,000 that were related to this transaction. The customer list is intended to be used to develop relationships for the sale of the Company's IDOC's products. The cost of the customer list is being amortized on the straight-line method over its estimated useful life of five years.

     In February 1999, the Company entered into a binding term sheet with A.T. Cross Company ("Cross"). The term sheet contemplates an agent agreement by and between the Company and Cross related to the distribution of the Company's NeoLink software with Cross' pen/scan device.

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

RESEARCH AND DEVELOPMENT

     The computer industry is characterized by rapid technological change, frequent new product and service introductions, evolving industry standards and changes in customer demands. The introduction of products and services embodying new technologies and the emergence of new industry standards can, in a relatively short period of time, render existing products and services obsolete and unmarketable. NeoMedia, therefore, believes that its success depends upon its ability continuously to develop new products and services, as well as enhancements to its existing products, and to introduce them promptly into the market. Research and development is especially critical to NeoMedia's ability to develop new software products and services related to high capacity symbologies. NeoMedia employed 19 and 15 persons in the area of product development as of December 31, 1998 and December 31, 1997, respectively. During the years ended December 31, 1998 and 1997, NeoMedia incurred total research and development costs of $1,968,000 and $1,180,000, respectively, of which $899,000 and $428,000, respectively, were capitalized as software development costs and $1,069,000 and $752,000, respectively, were expensed as research and development costs.

INTELLECTUAL PROPERTY RIGHTS

     In 1998, NeoMedia was given notification of allowable claims by the U.S. Patent and Trademark Office on a patent filing covering certain of its proprietary technology related to Intelligent Documents(TM). NeoMedia received formal notice of allowance on their first patent in early 1999. Although NeoMedia has a number of patents pending, no assurances can be given that additional patent protection will be granted, and if granted, that it will be adequate to protect NeoMedia's rights. In addition, NeoMedia relies upon copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions, all of which afford only limited protection, to protect its proprietary technology and products. Although

NeoMedia takes steps to protect its trade secrets, such as requiring employees with access to NeoMedia's proprietary information to execute confidentiality and non-disclosure agreements, it may be possible for unauthorized parties to copy or reverse engineer all or part of any one of NeoMedia's proprietary technology and products. Furthermore, just as there can be no assurance that a misappropriation of NeoMedia's proprietary technology and products will not occur, there can be no assurance that copyright, trademark and trade secret laws will be available in all circumstances to protect NeoMedia's rights. In addition, although the laws of the United States may protect NeoMedia's proprietary rights in its technology and products, the laws of foreign countries where NeoMedia's products may be used may not protect its proprietary rights at all or to the same extent as the laws of the United States.

     During December 1998, the Company acquired the rights to certain patent filings currently pending. The Company paid a total of $125,000 in cash along with a warrant to purchase shares of the Company's common stock at a negligible value (such warrant was valued at approximately $432,000, the trading price of the underlying common stock). The Company is contingently liable to pay the seller of the pending patent applications an additional amount six months from the date that the first U.S. patent application is granted. The contingent purchase price is approximately $1,862,000. This obligation, when and if due, may be settled by the Company either in cash or through the issuance of additional warrants to purchase Company common stock at negligible values. The Company anticipates that the first patent application may be approved during
 1999. Based upon currently available working capital, the Company currently anticipates that any obligation would be settled through the issuance of additional warrants.

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

     Due to the difficulty of doing so, NeoMedia has never policed, nor has it ever attempted to police, the unauthorized use of its products. Even though piracy of NeoMedia's proprietary rights could materially adversely affect it, NeoMedia believes that the threat of piracy, or the unavailability of protection under applicable laws, is less significant to its competitive and financial well being than its ability to respond to the rapid change in technology which characterizes the computer industry.

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

     The largest competition, in terms of number of competitors, is for customers desiring systems integration, including the re-marketing of another party's products, and document solutions. These competitors range from the local, small privately held company to the large national and international organizations, including the large consulting firms. A large number of companies act as re-marketers of another party's products, and therefore, the competition in this area is intense. In some instances, NeoMedia, in acting as a re-marketer, may compete with the original manufacturer.

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

     Within the Year 2000 marketplace, it is NeoMedia's aim to distinguish itself from most of the competition by offering quality services at competitive prices. Some of NeoMedia's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than NeoMedia. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the millennium consulting industry. As a result, there can be no assurance that one of the Company's competitors will not develop a millennium consulting methodology which achieves greater market acceptance than NeoMedia's.

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

EMPLOYEES

     As of December 31, 1998, NeoMedia employed 123 persons. Of the 123 employees, 44 are located at the Company's headquarters in Fort Myers, FL, 56 at other domestic locations and 23 are located outside the United States. None of NeoMedia's employees are represented by a labor union or bound by a collective bargaining agreement. NeoMedia believes that its employee relations are good.

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

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     NeoMedia operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in Item 1 (Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in NeoMedia's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in NeoMedia's Prospectus dated August 25, 1997. The forward-looking statements are based on the beliefs of the management of NeoMedia, as well as assumptions made by, and information currently available to, NeoMedia's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause NeoMedia's actual growth, results, performance and business prospects and opportunities in 1999 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, NeoMedia's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional software developers and software/hardware sellers that have greater financial, technical and marketing resources and distribution capabilities than NeoMedia, the availability of sufficient capital, NeoMedia's ability to identify the right product mix, NeoMedia's ability to successfully acquire and integrate the operations of additional businesses, NeoMedia's ability to operate effectively in geographical areas in which it has no prior experience, the maturation and success of NeoMedia's strategy to develop, market and sell its products and services, risks inherent in conducting international business, risks associated with selling proprietary licenses and conducting a consulting services business, changes in NeoMedia's product and service mix and product and service pricing, the effectiveness of NeoMedia's efforts to control operating expenses, general economic and business conditions affecting NeoMedia and its customers in the United States and other countries in which NeoMedia sells and anticipates to sell its products and services, charges and costs related to acquisitions, and NeoMedia's ability to: (i) obtain additional financing on terms acceptable to the Company, or at all, to allow the Company to continue its operations as currently proposed; (ii) develop, market and sell existing and acquired products for the Intelligent Document(TM), Year 2000 and other software markets; (iii) successfully integrate its acquired products, services and businesses and continue its acquisition strategy; (iv) adjust to changes in technology, customer preferences, enhanced competition and new competitors in the Intelligent Document(TM), Year 2000 and other software markets; (v) protect its proprietary software rights from infringement or misappropriation; (vi) maintain or enhance its relationships with business partners and vendors; (vii) attract and retain key employees; and (viii) implement changes in NeoMedia's business strategy or minimize an inability to execute its strategy due to unanticipated changes in the millennium software and consulting market. There can be no assurance that NeoMedia will be able to identify, develop, market, sell or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that NeoMedia will be able to respond effectively to technological changes. There can be no assurance that NeoMedia will not encounter technical or other difficulties that could delay introduction of new products in the future. If NeoMedia is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected. NeoMedia is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 2.    DESCRIPTION OF PROPERTIES

     NeoMedia's principal executive, development and administrative office is located at 2201 Second Street, Suite 600, Fort Myers, Florida 33901. NeoMedia occupies approximately 15,000 square feet under terms of a written lease from an unaffiliated party expiring on January 31, 2000. NeoMedia has a sales facility at 2150 Western Court, Suite 230, Lisle, Illinois 60532, where NeoMedia occupies approximately 6,000 square feet under the terms of a written lease from an unaffiliated party expiring on April 30, 2000.

     NeoMedia also leases space, where the principal sales facility was formerly located, at 280 West Shuman Boulevard, Suite 100, Naperville, Illinois 60563. This lease in Naperville covers approximately 9,300 square feet under the terms of a written lease from an unaffiliated party expiring on December 31, 2000. NeoMedia subleases all of the space in the Naperville facility under the terms of a written sublease to an unaffiliated party expiring on December 31, 2000.

     NeoMedia maintains a sales office located at 11025 Reed Hartman Highway, Cincinnati, Ohio 45242. NeoMedia occupies approximately 2,000 square feet under terms of a written lease from GEDA, Inc., which is a corporation owned by Gerald Willis who is a shareholder in and consultant to NeoMedia and is a former owner of Allegiant. This lease of space in Cincinnati expires in January, 2000.

     The Company also leases office space in two other domestic locations and four international locations. These offices are primarily used for its sales efforts.

     NeoMedia leases from Charles W. Fritz (NeoMedia's President) and his wife, pursuant to a verbal, month-to-month lease, space at 6054 Timberwood Circle, #240, Fort Myers, Florida 33908, which it currently uses as temporary housing for employees relocating to Fort Myers. Although this lease is between affiliated parties, NeoMedia believes that it is on terms no less favorable to it than could be obtained from unaffiliated parties.

     NeoMedia believes that its existing office space is adequate to meet its current and short-term requirements.

ITEM 3.    LEGAL PROCEEDINGS

     As of December 31, 1998, NeoMedia is not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of NeoMedia security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION. NeoMedia's common stock and warrants began trading on The Nasdaq Stock MarketSM under the symbol "NEOM" and "NEOMW," respectively, on November 25, 1996, the date of its initial public offering. Prior to such time there was no established public trading market for NeoMedia's common stock or warrants. On November 10, 1997, NeoMedia announced the redemption of all of its outstanding publicly-traded warrants. The warrant holders had until December 18, 1997 to convert each warrant to a share of common stock at an exercise price of $7.375 or to sell the warrant. Any warrants outstanding on December 18, 1997 were redeemed by NeoMedia for $.05 per warrant. Of the 2,700,938 warrants outstanding, 1,662,633 warrants were exercised for total proceeds to NeoMedia of $12.3 million, and 1,038,305 warrants were redeemed by NeoMedia at $.05 per warrant, or a total of $52,000.

     Set forth below is the range of high and low sales prices for the common stock and warrants for the periods indicated as reported by NASDAQ. The quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

TYPE OF SECURITY      PERIOD ENDED              HIGH               LOW
----------------      ------------              ----               ---
Common Stock          March 31, 1997           $ 6.31             $4.75
                      June 30, 1997            $ 9.13             $4.19
                      September 30, 1997       $11.50             $6.75
                      December 31, 1997        $11.25             $7.38

                      March 31, 1998           $ 9.13             $6.06
                      June 30, 1998            $10.13             $4.50
                      September 30, 1998       $ 6.00             $2.44
                      December 31, 1998        $ 3.00             $1.50

Warrants              March 31, 1997           $ 1.75             $1.00
                      June 30, 1997            $ 2.00             $1.00
                      September 30, 1997       $ 3.94             $1.63
                      December 18, 1997(1)     $ 3.56             $0.03
-----------------------------
 (1) Includes only the period October 1, 1997 through December 18, 1997.

     (b) HOLDERS. As of March 16, 1999, there were 144 holders of record of NeoMedia's common stock. NeoMedia believes that it has a greater number of shareholders because management believes that a substantial number of NeoMedia's common stock are held of record in street name by broker-dealers for their customers.

     (c) DIVIDENDS. As of March 16, 1999, NeoMedia has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its businesses. As of March 16, 1999, NeoMedia has a letter of credit with First National Bank of Chicago, Chicago, Illinois, the terms of which require First National Bank of Chicago's written permission prior to the declaration of cash dividends.

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

     On May 1, 1997, for services, the Company issued to an investment banking firm a warrant to purchase 375,000 shares of the Company's Common Stock, at an exercise price of $7.375 per share, expiring November 25, 2001.

     On May 1, 1997, for services, the Company issued to another investment banking firm a warrant to purchase

65,000 shares of the Company's Common Stock, at an exercise price of $10.125 per share, expiring November 25, 2001.

     On December 11, 1997, for services, the Company issued to outside consultants three warrants to purchase 408,332 shares of the Company's Common Stock, at an exercise price of $8.85 for 173,332 shares, $7.50 for 135,000 shares and $10.00 for 100,000 shares, expiring December 11, 2002.

     In November 1998, the Company obtained a loan of $500,000 from an unrelated party. The note has a term of one year, and is secured by a pledge of 375,000 shares of the Company's Common Stock. In consideration for the loan the Company issued a warrant to purchase 37,500 shares of the Company's Common Stock at an exercise price of $2.00 per share, expiring November 2002.

     In January, 1999, the Company issued 82,372 shares of the Company's Common Stock to a related party at a price of $3.03 per share.

     In January, 1999, the Company issued 145,000 shares of the Company's Common Stock at a price of $3.50 per share to unrelated parties.

     In January, 1999, the Company issued 42,857 shares of the Company's Common Stock at a price of $3.50 per share to a related party.

     The above issuances of securities were made by the Company in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as offerings not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dev-Tech Associates, Inc., NeoMedia's predecessor, was organized in December, 1989. Through the year ended December 31, 1998, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

     As of December 31, 1998 the Company had accumulated losses from operations of $22,000,000, had a working capital deficit of approximately $453,000 and approximately $600,000 in unrestricted cash balances. In order to sustain operations, the Company will need to continue to raise additional capital.

     NeoMedia's strategy is to increase licenses of its proprietary software transition tools and applications as a percentage of total sales. License fees for the year ended December 31, 1998 increased 18.5% from the year ended December 31, 1997, and, as a percentage of total sales, increased to 10.0% of total sales during the year ended December 31, 1998 from 8.2% during the year ended December 31, 1997. NeoMedia has built and intends to continue to build an infrastructure that assumes this strategy will succeed. NeoMedia's inability to achieve expected revenue growth in license fee revenues in connection with this strategy, contributed significantly to its inability to achieve profitable operations in 1998. Therefore, any continued failure to achieve this strategy will have a material adverse effect on NeoMedia's business, financial condition and results of operations.

     A substantial portion of NeoMedia's operating expense is related to personnel, facilities and amortization. Such operating expenses cannot be adjusted quickly and are therefore fixed in the short term. NeoMedia's expense levels for these items are based, in significant part, on NeoMedia's expectations of future sales. If actual sales levels are below management's expectations, results of operations are likely to be adversely affected by a similar amount because a relatively small amount of NeoMedia's expense varies with its sales in the short term. NeoMedia's inability to achieve revenue growth expectations in 1998 had an adverse effect on its results of operations.

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

     NeoMedia's quarterly operating results have been subject to variation and will continue to be subject to variation, depending upon factors, such as the mix of business among NeoMedia's services and products, the cost of material, labor and technology, particularly in connection with the delivery of business services, the costs associated with initiating new contracts, the economic condition of NeoMedia's target markets, and the cost of acquiring and integrating new businesses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     NET SALES. Total net sales for the year ended December 31, 1998 were $23.5 million, which represented a $.9 million, or 3.9%, decrease from $24.4 million for the year ended December 31, 1997. This decrease primarily resulted from (i) a $3.6 million decrease in equipment resales to a NeoMedia customer in the telecommunications industry, (ii) a $1.2 million decrease in sales of IBM software due to an IBM change of how resellers are compensated on software resales in 1998, and (iii) a $1.2 million increase in sales of Year 2000 services, and (iv) a $1.3 million increase in equipment resales to new customers.

     LICENSE FEES. License fees for the year ended December 31, 1998 were $2.4 million compared to $2.0 million for the year ended December 31, 1997, an increase of $.4 million or 18.5%. This increase resulted primarily from the increase in sales of licenses of NeoMedia's Year 2000 software. Cost of sales as a percentage of related sales was 11.6% during 1998 compared to 16.2% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the increased sales of software without royalties.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment decreased by $2.3 million, or 12.1%, to $16.9 million for the year ended December 31, 1998, as compared to $19.2 million for the year ended December 31, 1997. This decrease primarily resulted from equipment resales to Ameritech, NeoMedia's largest customer, which decreased $3.6 million. These decreases were partially offset with a $1.3 million increase in sales to new customers. Cost of sales as a percentage of related sales was 86.6% during 1998, compared to 89.5% during 1997. This decrease in the cost of sales as a percentage of related sales was primarily due to the sales of more IBM S390 computers that have a higher profit margin.

     SERVICE FEES. NeoMedia's service fees increased by $1.0 million, or 30.4%, to $4.3 million for the year ended December 31, 1998, compared to $3.3 million for the year ended December 31, 1997. This increase was primarily due to a $1.2 million increase in the Year 2000 services and a $500,000 increase in consulting fees for integrated document factory services. This increase was partially offset with a $500,000 decrease in Xerox referral fees. Cost of service fees as a percentage of related sales increased to 86.4% during 1998 from 61.1% during 1997 primarily due to lower margins on Year 2000 services and an under utilization of consultants during the first half of the year.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses increased $5.0 million, or 99.8%, to $10.0 million for the year ended

December 31, 1998 from $5.0 million for the year ended December 31, 1997, as a result primarily of hiring additional direct sales personnel intended for future revenue growth. The increase in sales personnel and marketing expenses did not lead to an increase in revenues due in part to a weak market for Year 2000 products. As a result, the Company reduced its sales and marketing personnel in late 1998 and early 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $819,000, or 20.1%, to $4.9 million for the year ended December 31, 1998, from $4.1 million for the year ended December 31, 1997. This increase was due mainly to NeoMedia building its administrative infra-structure to manage current and expected future growth.

     RESEARCH AND DEVELOPMENT. During the year ended December 31, 1998, NeoMedia charged to expense $1,069,000 of research and development expenses, an increase of $317,000 or 42% compared to $752,000 charged to expense for the year ended December 31, 1997. This increase was due to adding additional employees to further develop the IDOCs(TM) product line. To the extent the Company can obtain additional capital, it will continue to make significant investments in research and development.

     FAIR VALUE OF OPTIONS AND WARRANTS GRANTED TO CONSULTANTS. During the years ended December 31, 1998 and 1997, NeoMedia issued common stock purchase options and warrants to consultants to purchase an aggregate of 30,000 shares of common stock in 1998 and 848,332 shares of NeoMedia common stock in 1997. Using the Black-Scholes model, the fair value of these warrants was computed to be $25,000 in 1998 and $716,000 in 1997. The $25,000 was charged to expense in 1998, while in 1997, $461,000 was charged to expense and $255,000 was charged to the proceeds of the publicly traded warrants called on December 18, 1997.

     INTEREST EXPENSE (INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest (income)/expense decreased by $268,000, or 182.3%, to $(121,000) for the year ended December 31, 1998 from $147,000 for the year ended December 31, 1996, due to the interest income earned on the proceeds from common stock purchase warrants exercised in the fourth quarter of 1997.

     INCOME TAX BENEFIT. The $78,000 benefit for income taxes recorded during the year ended December 31, 1997 represented the recovery of income taxes paid in prior years from the carry back of operating losses. There were no income tax carrybacks in 1998.

     NET LOSS. The net loss for the year ended December 31, 1998 was $11.5 million, which represented a $5.5 million, or 92.4% increase from a $6.0 million loss for the year ended December 31, 1997. The increase in the net loss primarily resulted from NeoMedia's failure to generate the revenue growth expected in the Year 2000 market. The Company increased its sales and marketing efforts in anticipation of a strong market for its Year 2000 products that it licenses, however, due to general market conditions, this revenue growth was never achieved. In late 1998 and early 1999, the Company reduced its fixed expenses related to the Year 2000 product line.

LIQUIDITY AND CAPITAL RESOURCES

     During the years ended December 31, 1998 and 1997 the Company's net loss totaled approximately $11,495,000 and $5,973,000, respectively. As of December 31, 1998 the Company had accumulated losses from operations of approximately $21,994,000, had a working capital deficit of approximately $453,000, and approximately $600,000 in unrestricted cash balances.

     Management believes it will need to raise additional capital as well as reduce expenses, and meet revenue growth targets to sustain the Company's operations in 1999. The failure of management to accomplish these initiatives will adversely effect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.

     Subsequent to December 31, 1998, the Company has undertaken the following:

     o During January 1999, the Company issued approximately 270,000 previously unissued shares of its common stock at a price of between $3.03 and $3.50 per share. Gross proceeds from these transactions were approximately $900,000, approximately $400,000 of which was from related parties.

     o In February 1999, the Company entered into a binding term sheet with A.T. Cross Company ("Cross"). The term sheet contemplates an agent agreement by and between the Company and Cross related to the distribution of the Company's NeoLink(TM) software with Cross' pen/scan device. During the first quarter of 1999, the Company received from Cross $1,000,000 in the form of a convertible promissory note. This one year note is convertible during its term into shares of the Company's common stock at $4.00 per share, or if unconverted may be repaid by the Company in shares of its common stock at $4.00 per share, assuming certain conditions are met. The note bears interest at a rate of 1% per annum and was accompanied by warrants issued to Cross to acquire 100,000 shares of common stock at $5.00 per share and 100,000 shares of common stock at $7.00 per share. The Company anticipates receiving an additional $1,000,000 from Cross on substantially consistent terms during the second quarter of 1999 upon execution of the agent agreement.

     o In late 1998 and 1999, the Company reduced its sales and marketing staff and related expenses. The Company will attempt to further adjust its expenses in 1999 as needed.

      Net cash used in operating activities for the year ended December 31, 1998 and 1997, was $7.0 million and $6.2 million, respectively. During 1998, trade accounts receivable decreased $744,000, while accounts payable and accrued expenses increased $2.1 million. During 1997, trade accounts receivables increased $1.7 million, while accounts payable and accrued expenses increased $359,000. NeoMedia's net cash flow used in investing activities for the year ended December 31, 1998 and 1997, was $2.4 million and $1.7 million, respectively. This increase resulted from the increased acquisition of property and equipment, as well as the increase in purchases of intangible assets.

     Net cash provided by financing activities for the year ended December 31, 1998 and 1997, was $544,000 and $14.0 million, respectively. In January, 1997, NeoMedia consummated the IPO's over-allotment and received net proceeds of $1.3 million. In September, 1997, Charles W. Fritz, NeoMedia's President and Chief Executive Officer and a principal shareholder, exercised warrants to purchase 146,000 shares of common stock for $1.3 million. On November 10, 1997, NeoMedia announced the redemption of all of its outstanding publicly-traded warrants. The warrant holders had until December 18, 1997 to convert each warrant to a share of common stock at an exercise price of $7.375 or to sell the warrant. Any warrants outstanding on December 18, 1997 were redeemed by NeoMedia at $.05 per warrant. Of the 2,700,938 warrants outstanding, 1,662,633 warrants were exercised for net proceeds to NeoMedia of $11.6 million, and 1,038,305 warrants were redeemed by NeoMedia at $.05 per warrant, or a total of $52,000.

     In November 1998, NeoMedia borrowed $500,000, in two separate notes from unrelated third parties. These notes are due in November, 1999 and bears an interest rate of 20%. These notes are secured by 375,000 shares of NeoMedia's common stock. As part of obtaining the financing, 37,500 stock warrants, exercisable at $2.00 per share, were issued to the lender.

     The Company has entered into a migration contract (specifically Year 2000 remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total contract is approximately $1 million, of which approximately $157,000 has been recognized as revenue by the Company as of December 31, 1998. As an element to the contract the Company has guaranteed its work product and resulting Year 2000 compliance of the customer. To this end, during 1999 the Company established bank guarantees in the form of certificates of deposit totaling approximately $150,000 in favor of the customer. The Company believes that it has the ability and intent to complete such remediation in a satisfactory manner and is accounting for this project on a percentage of completion basis.


YEAR 2000 ISSUES

     In the next year, many companies, including NeoMedia, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900. In 1996, NeoMedia began the process of identifying the many software applications and hardware devices used internally expected to be impacted by this issue. NeoMedia's analysis encompasses its (i) applications software; (ii) hardware; and (iii) data residing in programs. The software programs used internally by NeoMedia (primarily its general ledger accounting package) were purchased from third party vendors. In assessing its risk of non-compliance, the Company's internal systems department classified vital and non-vital production systems. NeoMedia has completed the analysis of over 70% of all production systems software (representing virtually all of the "vital" systems comprising the corporate backbone), including verification by third party vendors that the programs are Year 2000 compliant, as well as internal testing which confirms readiness of those programs. NeoMedia incurred costs of approximately $1,000 in upgrading the operating system, and about $3,500 in upgrading the application program, for its existing accounting general ledger program. In addition, the Company has purchased a new general ledger accounting package which is Year 2000 compliant according to the vendor. The Company is currently developing the environment for this new system, and plans to begin installation in 1999. The Company expects to maintain the existing accounting package for archival and contingency purposes. As an additional measure of security, routine back-ups of data are performed to preserve information in various vital systems, and manual or paper files are maintained if other measures fail with regard to the most vital accounting functions. The remaining 30% of the application software is considered either non-vital or capable of compliance with a vendor-provided "patch" on an as-needed basis. NeoMedia expects to test virtually all remaining application programs in 1999. NeoMedia believes that the hardware devices supporting production systems which were not year 2000 compliant have been replaced with those which are year 2000 compliant. The few remaining PC's which are not now compliant are scheduled for routine replacement during 1999 with compliant hardware, thereby eliminating the year 2000 concern. Although prudent measures have been taken, there can be no assurance that NeoMedia will not be adversely affected by the failure of the upgraded package to be fully year 2000 compliant as represented by the vendor. With hardware and software matters nearing completion in 1999, NeoMedia plans to utilize its proprietary software tools to analyze vital data residing in application programs, such as accounting spreadsheets, for non-complaint data. Vital data will be remediated. NeoMedia believes that its proprietary software, for which it is currently selling licenses, is year 2000 compliant. Remaining year 2000 remediation costs are anticipated to be insignificant.

ITEM 7.    FINANCIAL STATEMENTS

     The Financial Statements to this Form 10-KSB are attached commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     NeoMedia did not have any disagreements on accounting and financial disclosures with its accountants in the years ended December 31, 1998 or 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     As of March 16, 1999, NeoMedia's directors and executive officers were:

NAME                                AGE              POSITION HELD
Charles W. Fritz                    42               President, Chief Executive Officer, Director and Chairman of
                                                     the Board

William E. Fritz                    68               Secretary and Director

Charles T. Jensen                   55               Chief Financial Officer, Vice-President and Treasurer and
                                                     Director

Robert T. Durst, Jr.                46               Chief Technical Officer, Executive Vice-President and
                                                     Director

James M. Marshall                   46               Executive Vice President of Sales and Marketing

A. Hayes Barclay                    68               Director

James J. Keil                       71               Director

Paul Reece                          62               Director

John A. Lopiano                     60               Director

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

     JAMES M. MARSHALL became Executive Vice-President of Sales and Marketing effective January 26, 1998. Mr. Marshall has approximately twenty years of experience in sales, marketing, sales management and general management. Prior to joining NeoMedia, Mr. Marshall held various management positions with Oracle Corporation, including most recently Senior Director of Marketing and Business Development for Americas, from 1995 to January, 1998. Prior to joining Oracle Corporation, Mr. Marshall was Director of Operations - Americas International Group for Tandem Computers, where he worked from 1986 to 1995. Mr. Marshall holds a Bachelor of Business Administration, Management and a Bachelor of Science, General Sciences, both of which are from the University of South Florida.

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

     JOHN A. LOPIANO, has been a Director of NeoMedia since July 29, 1998. He recently retired as Senior Vice President of Xerox Corporation and President of its Production Systems Group. Prior to joining Xerox in April, 1990, Mr. Lopiano was employed for approximately 25 years by IBM Corporation serving in various management, marketing and product development positions. Mr. Lopiano holds a B.S. degree from the United States Military Academy and a Master of Business Administration from New York University. Mr. Lopiano is a member of Xerox's Operations Committee, Management Audit Committee, The Xerox Foundation and the Business Development Forum (of which he is a co-chairman). In addition, since July, 1995, Mr. Lopiano has been a trustee of the Rochester Institute of Technology, Rochester, New York, and is currently chairman of its Education Committee. Since March, 1998, he has been a director of Interleaf, Inc., a company listed on the NASDAQ National Market System.

     Directors are elected on an annual basis. Each director of NeoMedia holds office until the next annual meeting of the shareholders or until that director's successor has been elected and qualified. At present, NeoMedia's by-laws provide for not less than one director nor more than ten. Currently, there are eight directors. NeoMedia's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers of NeoMedia are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified.

     NeoMedia has agreed, for a period of four years from November 25, 1996, if so requested by the Joseph Charles & Associates, Inc. ("Joseph Charles") the representative of the several underwriters of NeoMedia's IPO, to nominate a designee of Joseph Charles as a director of NeoMedia.

DIRECTOR COMPENSATION

     Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Until February 19, 1998, non-employee directors received options to purchase 3,000 shares of NeoMedia's common stock under the 1996 Stock Option Plan upon election as a director and received additional options to purchase 1,000 shares of NeoMedia's common stock under the 1996 Stock Option Plan as of the date of each annual meeting at which such person is re-elected and continues to serve as director. On February 19, 1998, the Board of Directors approved the payment to non-employee directors of director fees of $2,000 per meeting attended and granted options to each non-employee director to purchase 14,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan. "See "Executive Compensation - Stock Option Plan". In addition, upon election as a director or re-election, each non-employee director will receive options to purchase 15,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan. NeoMedia anticipates that the Board of Directors will meet at least five times a year. Effective October 27, 1998, a resolution was passed to grant 3,000 stock options to each non-employee director in lieu of the $2,000 director fee per meeting. These options are immediately vested.

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

ITEM 10.   EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's four other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 1998, 1997 and 1996:
                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                       ANNUAL COMPENSATION(1)              COMPENSATION
                                                 --------------------------------------
                                                                                             SECURITIES
                                                               OTHER                          UNDER-
                                                               ANNUAL                          LYING         ALL OTHER
   NAME AND                                                    COMPEN-                       WARRANTS/        COMPEN-
PRINCIPAL POSITION                 YEAR           SALARY       SATION          BONUS          OPTIONS         SATION
------------------                 ----           ------       ------         --------        -------         ------
Charles W. Fritz                   1998          $253,131       -----             -----      400,000(7)     $55,659(11)
 President and Chief               1997           181,333       -----             -----      300,000(3)       9,010(11)
 Executive Officer                 1996           146,666       -----       $ 36,667(2)      260,000(4)        5,486(5)

Charles T. Jensen                  1998          $157,648       -----             -----      180,000(7)     $30,965(11)
 Chief Financial Officer and       1997           117,333       -----             -----           -----      21,960(11)
 Vice-President and                1996            95,000       -----       $ 50,782(2)       90,386(6)       3,780(5)
 Treasurer

Robert T. Durst, Jr.               1998          $174,531       -----             -----      180,000(7)      $8,897(11)
 Executive Vice-President          1997           150,500    $25,405(8)           -----           -----       8,432(11)
 and Chief Technical Officer       1996           104,994       -----       $ 22,967(2)      153,657(6)       4,704(5)


James Marshall                     1998          $169,493       -----       $28,960(10)      230,000(7)      $2,578(12)
 Executive Vice-President          1997(9)          -----       -----             -----           -----           -----
 of Sales and Marketing            1996(9)          -----       -----             -----           -----           -----

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

(5) Includes life insurance premiums where policy benefits are payable to beneficiary of the Named Executive Officer and the corresponding income tax effects.

(6)  Represents options granted under NeoMedia's 1996 Stock Option Plan.

(7)  Represents options granted under NeoMedia's 1998 Stock Option Plan.

(8) Represents relocation and automobile expenses attributable to personal use of $15,713 and $9,692, respectively.

(9)  Was not employed by NeoMedia during this year.

(10) Represents sales bonus paid.

(11) Includes life insurance premiums where policy benefits are payable to beneficiary of the Named Executive Officer, automobile expenses attributable to personal use and the corresponding income tax effects.

(12) Automobile expenses attributable to personal use and the corresponding income tax effects.

EMPLOYMENT AGREEMENTS

     NeoMedia has entered into five year employment agreements ending April 30, 2001, with each of Charles W. Fritz, its President and Chief Executive Officer, and Charles T. Jensen, its Vice President, Chief Financial Officer and Treasurer, and with Robert T. Durst, Jr., its Executive Vice-President and Chief Technical Officer, ending March 31, 2001. The employment agreements for Messrs. Fritz, Durst and Jensen provide for an annual salary of $170,000, $140,000 and $110,000, respectively, subject to annual review by the Board of Directors which may increase but not decrease such salary, and participation in all benefits and plans available to executive employees of NeoMedia. Effective as of May 1, 1997, the Board of Directors increased the annual salary of Messrs. Fritz and Jensen to $187,000 and $121,000, respectively, and increased the annual salary of Mr. Durst to $154,000 effective as of April 1, 1997. Effective as of January 1, 1998, the Board of Directors increased the annual salary of Messrs. Fritz, Durst and Jensen to $250,000, $170,000 and $150,000, respectively. In addition, the Board of Directors granted to Messrs. Fritz, Durst and Jensen options to purchase 400,000, 180,000 and 180,000, respectively, shares of NeoMedia common stock under the 1998 Stock Option Plan. Each employment agreement terminates upon the employee's death or retirement, and may be terminated by NeoMedia upon the employee's total disability, as defined in the agreement, or for cause which is defined, among other things, as the willful failure to perform duties, embezzlement, or conviction of a felony. In addition, Messrs. Fritz, Durst and Jensen participate in a special insurance disability plan and receive life insurance benefits not generally offered to other employees and are also entitled to certain severance benefits. These severance benefits vary depending upon the reason for termination and whether there has been a change in control of NeoMedia. If termination occurs by NeoMedia (except for cause or total disability) or by the employee for good reason, as defined in the employment agreement, the agreement provides that NeoMedia will pay to the terminated employee (i) his salary through the date of termination, (ii) any deferred and unpaid amounts due under NeoMedia's Incentive Plan for Management, (iii) any accrued deferred compensation, (iv) an amount equal to two times the sum of his annual base salary plus his highest incentive compensation for the last two years, (v) unpaid incentive compensation including a pro-rata amount of contingent incentive compensation for uncompleted periods, (vi) in lieu of any stock options granted whether under NeoMedia's Stock Option Plans or otherwise (which are canceled upon the following payment), a cash amount equal to the aggregate spread between the exercise prices of all options held at such time by such terminated employee and the higher of the highest bid price of the common stock during the twelve months immediately preceding the date of termination, or the highest price per share of common stock actually paid in connection with any change in control (as defined in the employment agreement) of NeoMedia, provided that such payments do not violate the provisions of any option or the 1996 Stock Option Plan or other plan then in effect, (vii) an amount equal to any taxes payable on these payments, (viii) all relocation expenses if the terminated employee moves his principal residence more than 50 miles within one year from the date of termination, and (ix) all legal fees and expenses incurred as a result of the termination. In addition, unless termination is for cause, NeoMedia must continue to fund through the terminated employee's normal retirement age any key man insurance that is in effect on the date of termination, maintain in effect for the benefit of the terminated employee all employee benefit plans, programs, or arrangements in effect immediately prior to the date of termination. If the terminated employee's continued participation under such plan and programs is not allowable, NeoMedia is obligated to provide him with similar benefits. Each employment agreement provides that services may be performed for companies, other entities, and individuals (whether or not affiliated with NeoMedia) provided that the performance of such service does not prevent the employee from attending to the affairs of NeoMedia, and such companies are not in competition with NeoMedia. The employment agreements of Messrs. Fritz and Durst contain provisions prohibiting their competing with NeoMedia both during and, depending upon the reason for such termination, for one year following the termination of their employment.

     On January 26, 1998, NeoMedia hired Mr. James M. Marshall as Executive Vice President of Sales and Marketing. Mr. Marshall's annual salary is $163,000 plus a $40,000 annual bonus to be paid in quarterly installments if quarterly sales goals are met. In addition, upon execution of his employment agreement, the Board of Directors granted to Mr. Marshall options to purchase 70,000 shares of NeoMedia common stock under the 1998 Stock Option Plan. Mr. Marshall also participates in all benefits and plans available to executive employees of NeoMedia. The Board also granted to Mr. Marshall additional options to purchase 90,000 shares under the 1998 Stock Option Plan in 1998.

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

     No bonuses were paid to or earned by employees pursuant to the Incentive Plan for Management, for the years ended December 31, 1998 and December 31, 1997.

STOCK OPTION PLANS

     Effective as of February 1, 1996 (and amended and restated effective July 18, 1996 and further amended through November 18, 1996), NeoMedia adopted its 1996 Stock Option Plan ("1996 Stock Option Plan"). The 1996 Stock Option Plan provides for the granting of non-qualified stock options and "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and provides for the issuance of a maximum of 1,500,000 shares of common stock.

     As of March 16, 1999, options to purchase an aggregate of 702,614 shares of common stock, at an exercise price of $.84, were granted and are outstanding under NeoMedia's 1996 Stock Option Plan, including options to Charles

T. Jensen, its Chief Financial Officer, and to Robert T. Durst, Jr., its Executive Vice-President, to purchase 90,386 and 153,657 shares of common stock, respectively. In addition, options to purchase an aggregate of 446,868 shares of common stock in a range of $4.19 to $10.88 per share have also been granted to employees, directors and consultants and are outstanding.

     Effective February 1, 1996 (and amended and restated effective July 18,
1996), DTM adopted a 1996 stock option plan providing for the issuance of a maximum of 400,000 shares of DTM common stock and identical in all other material respects to NeoMedia's 1996 Stock Option Plan. As a result of the Migration Merger, the DTM stock option plan is no longer in effect, no further options under the DTM stock option plan will be issued and holders of options to purchase shares of DTM common stock will, in lieu thereof, receive shares of NeoMedia's Common stock upon exercise of their options.

     Following the Migration Merger, the aggregate number of shares of common stock issuable under NeoMedia's Stock Option Plan was not increased by the number of shares of stock issuable under the DTM stock option plan but remains at a maximum of 1,500,000 shares, including options granted under the DTM stock option plan.

     Effective March 27, 1998, NeoMedia adopted its 1998 Stock Option Plan ("1998 Stock Option Plan"). The 1998 Stock Option Plan provides for the granting of non-qualified stock options and provides for the issuance of a maximum of 8,000,000 shares of common stock. As of March 16, 1999, there are currently options granted to purchase an aggregate of 2,837,000 shares of common stock under this plan.

     Shares of Common Stock underlying options granted or to be granted under the 1998 Stock Option Plan have not been registered. As a result, shares of Common Stock received upon the exercise of the options will be restricted securities, and will not be able to be sold unless such shares are registered or are sold pursuant to an exemption from registration. Under Rule 144, non-affiliates of the Company may sell restricted shares of Common Stock after a one year holding period, provided the sales are made in accordance with certain restrictions contained in the Rule, and after a two year holding period may sell such shares without restriction.

401(K) PLAN

     NeoMedia maintains a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). All employees of NeoMedia who are 21 years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective contributions of up to 20% of such participant's pre-tax salary (up to a statutorily prescribed annual limit, which is $10,000 for 1998) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be required to be lower. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions are fully vested at all times. The 401(k) Plan also provides for matching and discretionary contributions by NeoMedia. To date, NeoMedia has not made any such contributions.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

     The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 1998:

                                             NUMBER OF
                                            SECURITIES     % OF TOTAL
                                            UNDERLYING      OPTIONS
                                             OPTIONS      GRANTED TO    EXERCISE   EXPIRATION
NAME                                        GRANTED(1)    EMPLOYEES       PRICE       DATE
----                                        -------       ---------     --------     --------
Charles W. Fritz                             200,000         8.7%          7.31      3/27/08
                                             100,000         4.3%          2.91      7/31/08
                                             100,000         4.3%          2.63     10/30/08

Charles T. Jensen                             90,000         3.9%          7.31      3/27/08
                                              45,000         2.0%          2.91      7/31/08
                                              45,000         2.0%          2.63     10/30/08

Robert T. Durst, Jr.                          90,000         3.9%          7.31      3/27/08
                                              45,000         2.0%          2.91      7/31/08
                                              45,000         2.0%          2.63     10/30/08

James Marshall                                70,000         3.0%          7.31      3/27/08
                                              35,000         1.5%          3.41      7/30/08
                                              55,000         2.4%          2.63     10/30/08

------------------------------

(1)  Options granted under the 1998 Stock Option Plan.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth options exercised by NeoMedia's Named Executive Officers during fiscal 1998, and the number and value of all unexercised options at fiscal year end.

                                                             NUMBER OF                        VALUE OF
                                                            UNEXERCISED                      UNEXERCISED
                                                            SECURITIES                      IN-THE-MONEY
                          SHARES                      UNDERLYING OPTIONS/SARS              OPTIONS/SARS AT
                         ACQUIRED       VALUE          AT DECEMBER 31, 1998             DECEMBER 31, 1998(1)
NAME                  ON EXERCISE      REALIZED     EXERCISABLE    UNEXERCISABLE      EXERCISABLE UNEXERCISABLE
---                   -----------      --------     -----------    -------------     ------------  ------------
Charles W. Fritz (2)       ---           ---         494,000         320,000         $   5,000       $ 20,000

Charles T. Jensen         1,000        $ 1,940       125,386         144,000         $ 184,597       $  9,000

Robert T. Durst, Jr.       ---           ---         207,657         126,000         $ 315,710       $  9,000

James Marshall             ---           ---          32,000         128,000          $ 2,750        $ 11,000

(1) The value of the "in the money" options is calculated by the difference between the market price of the stock at December 31, 1998 and the exercise price of the options.

(2)  Includes stock options and warrants.

For the year ended December 31, 1998, there have not been any long term incentive plan awards made to a Named Executive Officer.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of March 16, 1999, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors, (iii) by each executive officer of NeoMedia named in the Summary Compensation Table and (iv) by all executive officers and directors of NeoMedia as a group.

                                                            AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                  BENEFICIAL OWNERSHIP(1)     PERCENT OF CLASS(1)
------------------------                                  ----------------------      -------------------
Charles W. Fritz(2)(3) .....................................   2,151,969                      21.6%

William E. Fritz/Fritz Family Limited Partnership(2)(4) ....   1,812,438                      18.2%

Chandler T. Fritz 1994 Trust(2)(5)(6) ......................      58,489                         *

Charles W. Fritz 1994 Trust(2)(5)(7) .......................      58,489                         *

Debra F. Schiafone 1994 Trust(2)(5)(8) .....................      58,489                         *

Charles T. Jensen(2)(9) ....................................     162,386                       1.6%

James Marshall .............................................      64,000                         *

John Lopiano ...............................................      37,200                         *

Robert T. Durst, Jr.(2)(9) .................................     228,657                       2.3%

A. Hayes Barclay(10) .......................................      16,800                         *

James J. Keil(11) ..........................................      16,800                         *

Paul Reece(12) .............................................      16,800                         *

Gerald L. Willis (13) ......................................     503,900                       5.1%

All executive officers and
  directors as a group (9 persons)(14) .....................   4,445,513                      44.7%

------------------------------------------------------------

* less than one percent of issued and outstanding shares of Common Stock of NeoMedia

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Options to purchase shares of Common Stock currently exercisable or exercisable within sixty days of March 16, 1999 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of NeoMedia, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)  c/o NeoMedia Technologies, Inc.
     2201 Second Street, Suite 600
     Fort Myers, FL 33901

(3) Mr. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act of 1933, as amended. Shares beneficially owned include (i) 400 shares of Common Stock (100 shares owned by each of Mr. Fritz's four minor children for an aggregate of 400 shares) and (ii) 414,000 shares of Common Stock issuable upon exercise of two separate warrants to purchase Common Stock which are currently exercisable

(4) William E. Fritz, Secretary of NeoMedia, and his wife, Edna Fritz, are the general partners of this Limited Partnership and therefore each are deemed to be the beneficial owner of the 1,511,742 shares held in the Fritz Family Partnership. As Trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the shares of NeoMedia held in each trust. Accordingly, Mr. William E. Fritz is deemed to be the beneficial owner of an aggregate of 1,812,438 shares (175,467 of which as a result of being trustee of the Chandler T. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, 1,511,742 shares as a result of being co-general partner of the Fritz Family Partnership and 125,224 shares owned by Mr. Fritz or his spouse). Mr. William E. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

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

(9) Represents options granted under NeoMedia's 1996 and 1998 Stock Option Plans which are currently exercisable.

(10) c/o Barclay & Damisch Ltd.
     115 West Wesley Street
     Wheaton, IL  60187

(11) c/o Keil & Keil Associates
     733 15th Street, N.W.
     Washington, DC 20005

(12) c/o 380 Gulf of Mexico Drive
     Long Boat Key, FL 34228

(13) 11025 Reed Hartman Highway
     Cincinnati, Ohio 45242

(14) Includes an aggregate of 438,335 currently exercisable options to purchase shares of Common Stock granted under NeoMedia's 1996 Stock Option Plan and 414,000 currently exercisable warrants to purchase shares of Common Stock.

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

     NeoMedia leases approximately 2,000 square feet under terms of a written lease from GEDA, Inc. which is a corporation owned by Gerald L. Willis who is a shareholder in and consultant to NeoMedia and a former owner of Allegiant. The lease expires in January, 2000. During 1998, NeoMedia made lease payments in accordance with this lease totaling approximately $65,000.

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

     In November 1996, NeoMedia entered into a lease with a William E. Fritz whereby Mr. Fritz leased to NeoMedia an exhibition booth which cost $85,435. The lease is for 36 months with monthly payments of $2,858.

     In December 1998, the Company issued 30,000 options to buy shares of the Company's common stock to a director at a price of $2.00 per share for consulting services rendered.

     In January 1999, Edna Fritz, spouse of William Fritz, purchased 82,372 shares of the Company's Common Stock from NeoMedia at a price of $3.03 per share.

     In January 1999, William Fritz purchased 42,857 shares of the Company's Common Stock from NeoMedia at a price of $3.50 per share.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
     (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

3.1 Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto (Incorporated by reference to Exhibit 3.1 to NeoMedia's Registration Statement No. 333-5534 (the "Registration Statement")).

3.2        By-laws of Dev-Tech Associates, Inc. (Incorporated by reference to
           Exhibit 3.2 to NeoMedia's Registration Statement).

3.3 Restated Certificate of Incorporation of DevSys, Inc. (Incorporated by reference to Exhibit 3.3 to NeoMedia's Registration Statement).

3.4 By-laws of DevSys, Inc. (Incorporated by reference to Exhibit 3.4 to NeoMedia's Registration Statement).

3.5        Articles of Merger and Agreement and Plan of Merger of DevSys, Inc.
           and Dev-Tech Associates, Inc. (Incorporated by reference to Exhibit
           3.5 to NeoMedia's Registration Statement).

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

4.8        Form of Warrant Agreement and Warrant (Incorporated by reference to
           Exhibit 4.9 to NeoMedia's Registration Statement).

4.9 NeoMedia Technologies, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to NeoMedia's Form 14A Filed on February 18,
           1998).

4.10       Form of Warrant to Charles W. Fritz (Incorporated by reference to
           Exhibit 4.10 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

4.11 Form of Warrant to Dominick & Dominick, Incorporated (Incorporated by reference to Exhibit 4.11 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

4.12 Form of Warrant to Compass Capital, Inc. (Incorporated by reference to Exhibit 4.12 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

4.13 Form of Warrant to Thornhill Capital, L.L.C. (Incorporated by reference to Exhibit 4.10 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

4.14 Form of Warrant to Southeast Research Partners, Inc. (Incorporated by reference to Exhibit 4.14 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

4.15 Form of Warrant to Joseph Charles & Associates, Inc. (Incorporated by reference to Exhibit 4.15 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

10.1 Form of Nonsolicitation and Confidentiality Agreement (Incorporated by reference to Exhibit 10.2 to NeoMedia's Registration Statement).

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

10.27 Employment Agreement Dated January 26, 1998 By and Between NeoMedia Technologies, Inc. and James Marshall (Incorporated by reference to
           Exhibit 10.28 to NeoMedia's Form 10-QSB for the quarter ended June 30, 1998).

21 Subsidiaries (Incorporated by reference to description of Company's subsidiaries contained in Part I, Item I of this form 10-KSB.

       (2) The following exhibits required by Item 601 of Regulation S-B are hereby filed herewith:

10.29 Purchase Agreement dated December 31, 1998, by and between NeoMedia Technologies, Inc. and Solar Communications, Inc.

23.1       Consent of KPMG LLP

27.1       Article 5 Financial Data
--------------------------------------------
(b)      Reports on Form 8-K

     On January 20, 1999, the Company filed a Form 8-K Report, which (1) announced the allowance of the first patent for the Company's Intelligent Documents(TM) (IDOCs(TM)) technology and (2) announced the acquisition of a body of domestic and international patent filings from Solar Communications, of Naperville, Illinois.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 29th day of March, 1999.

                      NEOMEDIA TECHNOLOGIES, INC.
                      Registrant

                      By: /s/ CHARLES W. FRITZ
                          -----------------------------------------------
                              Charles W. Fritz, President, Chief Executive
                              Officer and Chairman of the Board

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.

SIGNATURES                                  TITLE
-----------                                 ------
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

 /s/ ROBERT T. DURST, JR.                   Director
----------------------------
Robert T. Durst, Jr.

 /s/ A. HAYES BARCLAY                       Director
----------------------------
A. Hayes Barclay

 /s/ JAMES J. KEIL                          Director
----------------------------
James J. Keil

 /s/ PAUL REECE                             Director
----------------------------
Paul Reece

 /s/ JOHN A. LOPIANO                        Director
----------------------------
John A. Lopiano

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and the Board of Directors of NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit, and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
-------------------
KPMG LLP

Miami, Florida
March 12, 1999

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                                DECEMBER 31,
                                                                                                         --------------------------
                                                                                                          1998               1997
                                                                                                         --------          --------
                                                                                                          (Dollars in thousands
                                                                                                            except share data)
ASSETS
Current assets:
     Cash and cash equivalents, including restricted amounts of $750 in 1998
         and 1997 ..............................................................................         $  1,350          $ 10,283
     Trade accounts receivable, net of allowance for doubtful
         accounts of $225 in 1998 and $191 in 1997 .............................................            5,912             6,656
     Amounts due from related parties ..........................................................                4                 6
     Inventories ...............................................................................             --                 363
     Prepaid expenses and other current assets .................................................              849               562
                                                                                                         --------          --------
         Total current assets ..................................................................            8,115            17,870
                                                                                                         --------          --------
Property and equipment, net ....................................................................              786               651
Intangible assets, net .........................................................................            3,729             1,278
                                                                                                         --------          --------
Total assets ...................................................................................         $ 12,630          $ 19,799
                                                                                                         ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................................         $  5,898          $  4,320
     Accrued expenses ..........................................................................            1,000               522
     Current portion of long-term debt .........................................................              577               201
     Sales taxes payable .......................................................................              430               409
     Deferred revenues .........................................................................              656               117
     Other .....................................................................................                7               189
                                                                                                         --------          --------
         Total current liabilities .............................................................            8,568             5,758
                                                                                                         --------          --------
Long-term debt, net of current portion .........................................................              801               915
                                                                                                         --------          --------
         Total liabilities .....................................................................            9,369             6,673
                                                                                                         --------          --------
Commitments, contingencies, and related party transactions

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
         none issued or outstanding ............................................................             --                --
     Common stock, $.01 par value, 50,000,000 shares authorized,
         9,074,080 shares issued in 1998 (8,699,080 outstanding) and
         8,295,291 shares issued and outstanding in 1997 .......................................               87                83
     Additional paid-in capital ................................................................           25,168            23,542
     Accumulated deficit .......................................................................          (21,994)          (10,499)
                                                                                                         --------          --------
         Total shareholders' equity ............................................................            3,261            13,126
                                                                                                         --------          --------
Total liabilities and shareholders' equity .....................................................         $ 12,630          $ 19,799
                                                                                                         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------------
                                                                                         1998                   1997
                                                                                     -----------             -----------
                                                                                            (Dollars in thousands,
                                                                                            except per share data)
NET SALES:
     License fees .........................................................          $     2,362             $     1,994
     Resales of software and technology equipment .........................               16,854                  19,172
     Service fees .........................................................                4,262                   3,268
                                                                                     -----------             -----------
         Total net sales ..................................................               23,478                  24,434
                                                                                     -----------             -----------
COST OF SALES:
     License fees .........................................................                  275                     324
     Resales of software and technology equipment .........................               14,596                  17,154
     Service fees .........................................................                3,682                   1,998
     Amortization of capitalized software costs ...........................                  596                     594
                                                                                     -----------             -----------

         Total cost of sales ..............................................               19,149                  20,070
                                                                                     -----------             -----------
GROSS PROFIT ..............................................................                4,329                   4,364

Sales and marketing expenses ..............................................                9,965                   4,988
General and administrative expenses .......................................                4,886                   4,067
Research and development costs ............................................                1,069                     752
Fair value of options and warrants granted to consultants .................                   25                     461
                                                                                     -----------             -----------
Loss from operations ......................................................              (11,616)                 (5,904)

Interest expense (income), net ............................................                 (121)                    147
                                                                                     -----------             -----------
LOSS BEFORE INCOME TAXES ..................................................              (11,495)                 (6,051)

Income tax benefit ........................................................                 --                       (78)
                                                                                     -----------             -----------
NET LOSS ..................................................................          $   (11,495)            $    (5,973)
                                                                                     ===========             ===========
NET LOSS PER SHARE - BASIC AND DILUTED ....................................          $     (1.34)            $     (0.90)
                                                                                     ===========             ===========
Weighted average number of common shares-basic and diluted ................            8,560,849               6,615,107
                                                                                     ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                                  --------------------------
                                                                                                    1998              1997
                                                                                                  --------          --------
                                                                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................................       $(11,495)         $ (5,973)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................................          1,081               771
     Provision for doubtful accounts ......................................................            547               155
     Fair value of stock based compensation granted for professional services .............             91               461
     Changes in operating assets and liabilities
         Trade accounts receivable ........................................................            197            (1,770)
         Other current assets .............................................................             76              (214)
         Accounts payable and accrued expenses ............................................          2,056               359
         Other current liabilities ........................................................            378                41
                                                                                                  --------          --------
         Net cash used in operating activities ............................................         (7,069)           (6,170)
                                                                                                  --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets ....................         (1,980)           (1,155)
Acquisition of property and equipment .....................................................           (428)             (591)
                                                                                                  --------          --------

         Net cash used in investing activities ............................................         (2,408)           (1,746)
                                                                                                  --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of units .......................................................           --               1,295
Net proceeds from exercise of stock warrants ..............................................           --              12,914
Net proceeds from exercise of stock options ...............................................            280                44
Repayment from shareholder ................................................................              2               472
Borrowings under notes payable and long-term debt, net of $36 of issue costs ..............            464              --
Repayments on notes payable and long-term debt ............................................           (202)             (263)
Payments to shareholders ..................................................................           --                (472)
                                                                                                  --------          --------

         Net cash provided by financing activities ........................................            544            13,990
                                                                                                  --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................         (8,933)            6,074

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................................         10,283             4,209
                                                                                                  --------          --------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................................................       $  1,350          $ 10,283
                                                                                                  ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Restricted cash balances at December 31 ..............................................       $    750          $    750
     Interest paid during the year ........................................................            156               196
     Non-cash investing and financing activities:
         Fair value of shares issued to acquire customer list .............................            827              --
         Fair value of warrants granted in conjunction with acquisition
               of patents .................................................................            432              --

The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     COMMON STOCK         ADDITIONAL    ACCUM-          TOTAL
                                                              -----------------------      PAID-IN      MULATED      SHAREHOLDERS'
                                                                SHARES       AMOUNT        CAPITAL      DEFICIT         EQUITY
                                                              ---------     ---------     ---------     ---------      ---------
                                                                      (Dollars in thousands)


BALANCE, DECEMBER 31, 1996 ................................   6,184,316     $      62     $   8,849     $  (4,526)     $   4,385

Proceeds from issuance of 255,000 units,
     net of $235 of issuance costs ........................     255,000             3         1,292          --            1,295

Exercise of employee options ..............................      47,342          --              44          --               44

Exercise of public warrants, net of
     $641 of issuance costs ...............................   1,662,633            17        11,605          --           11,622

Exercise of Fritz warrants ................................     146,000             1         1,291          --            1,292

Fair value of warrants granted for professional
     services rendered ....................................        --            --             461          --              461

Net loss ..................................................        --            --            --          (5,973)        (5,973)
                                                              ---------     ---------     ---------     ---------      ---------

BALANCE, DECEMBER 31, 1997 ................................   8,295,291            83        23,542       (10,499)        13,126

Exercise of employee options ..............................     273,789             3           277          --              280

Fair value of shares issued in conjunction with
     the acquisition of a customer list ...................     120,000             1           826          --              827

Fair value of shares and options issued for
     professional services rendered .......................      10,000          --              54          --               54

Fair value of warrants granted in conjunction
     with the acquisition of patents ......................        --            --             432          --              432

Fair value of warrants granted in conjunction
     with financing, net of $47 of issuance costs .........        --            --              37          --               37

Net loss ..................................................        --            --            --         (11,495)       (11,495)
                                                              ---------     ---------     ---------     ---------      ---------

BALANCE, DECEMBER 31, 1998 ................................   8,699,080     $      87     $  25,168     $ (21,994)     $   3,261
                                                              =========     =========     =========     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries, NeoMedia Migration, Inc., a Delaware corporation; Distribuidora Vallarta, S.A. incorporated in Guatemala; Allegiant Legacy Solutions, Inc. ("Allegiant")(which was merged into NeoMedia Technologies, Inc. in December 1997); NeoMedia Technologies of Canada, Inc. incorporated in Canada; NeoMedia Tech, Inc. incorporated in Delaware; NeoMedia EDV GmbH incorporated in Austria; NeoMedia Technologies Holding Company B.V. incorporated in the Netherlands; NeoMedia Technologies de Mexico S.A. de C.V. incorporated in Mexico; NeoMedia Migration de Mexico S.A. de C.V. incorporated in Mexico; NeoMedia Technologies do Brasil Ltd. incorporated in Brazil and NeoMedia Technologies UK Limited incorporated in the United Kingdom, and are collectively referred to as "NeoMedia" or the "Company". The consolidated financial statements of NeoMedia are presented on a consolidated basis for all periods presented. The merger with Allegiant on September 25, 1997 was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

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

NATURE OF BUSINESS OPERATIONS

     NeoMedia provides the following computer software and consulting services:

     o INTELLIGENT DOCUMENT(TM) SOLUTIONS ("IDOCS(TM)") which incorporate active data elements into standard printed documents or on physical objects for the purpose of launching computer programs, creating automated links to the World Wide Web, embedding machine readable information and securing print document based transactions. To date, the Company has not generated any significant revenue from the sale of it's IDOCs(TM) products.

     o DOCUMENT SYSTEMS SOLUTIONS which assists clients in optimizing the creation, production and management of printed documents and printed document processes

     o MASS CHANGE / MIGRATION SOLUTIONS which enables and assists clients in implementing broad changes in computer software and hardware systems, including (i) identifying, seeking and automatically correcting restrictive source and application fields which store data, including including year 2000 remediation, and (ii) conversions of legacy computer systems and applications to open system implementations.

     NeoMedia currently offers its services and products through its two principal business units - NeoMedia Systems Integration (NeoMedia/SI) and NeoMedia Tech which, although separate in name, often function as a team in providing solutions for its customers. NeoMedia/SI focuses on providing project based systems integration solutions for contract customers including Document System Solutions, Mass Change/Migration remediation and custom

IDOCs(TM) implementations. The role of NeoMedia Tech is to develop and commercialize proprietary software products and related technology and to promote and enable wide-scale IDOCs(TM) solutions with key strategic partners.

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

2.      LIQUIDITY AND SUBSEQUENT EVENTS

     During the years ended December 31, 1998 and 1997 the Company's net loss totaled approximately $11,495,000 and $5,973,000, respectively. As of December 31, 1998 the Company had accumulated losses from operations of approximately $21,994,000, had a working capital deficit of approximately $453,000, and approximately $600,000 in unrestricted cash balances.

     Management believes it will need to raise additional capital as well as reduce expenses and meet revenue growth targets to sustain the Company's operations in 1999. The failure of management to accomplish these initiatives will adversely effect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.

     Subsequent to December 31, 1998, the Company has undertaken the following:

     o During January 1999, the Company issued approximately 270,000 previously unissued shares of its common stock at a price of between $3.03 and $3.50 per share. Gross proceeds from these transactions were approximately $900,000, approximately $400,000 of which was from related parties.

     o In February 1999, the Company entered into a binding term sheet with A.T. Cross Company ("Cross"). The term sheet contemplates an agent agreement by and between the Company and Cross related to the distribution of the Company's NeoLink(TM) software with Cross' pen/scan device. During the first quarter of 1999, the Company received from Cross $1,000,000 in the form of a convertible promissory note. This one year note is convertible during its term into shares of the Company's common stock at $4.00 per share, or if unconverted may be repaid by the Company in shares of its common stock at $4.00 per share, assuming certain conditions are met. The note bears interest at a rate of 1% per annum and was accompanied by warrants issued to Cross to acquire 100,000 shares of common stock at $5.00 per share and 100,000 shares of common stock at $7.00 per share. The Company anticipates receiving an additional $1,000,000 from Cross on substantially consistent terms during the second quarter of 1999 upon execution of the agent agreement.

     o In late 1998 and 1999, the Company reduced its sales and marketing staff and related expenses. The Company will attempt to further adjust its expenses in 1999 as needed.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. Included in cash equivalents as of December 31, 1998 and 1997 are approximately $750,000 in restricted amounts (Note 6).

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     License revenues represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Software and technology equipment resales represent revenue from the resale of purchased third party hardware and software products. Service fees represent revenue from consulting, education and post contract customer support services. Effective January 1, 1998, NeoMedia adopted the software license revenue recognition provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Specifically, license revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable. The impact of the adoption of SOP 97-2 was not material to NeoMedia's consolidated financial statements. The substantial majority of software license revenue from the Company's Year 2000 remediation business has been recognized on a percentage of completion basis, along with the associated services being provided.

     Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped and only insignificant post-delivery obligations remain. Historically, product returns and allowances have been insignificant. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support and are recognized over the life of the contract. Other service revenues, including training and consulting, are recognized as the services are performed.

COMPREHENSIVE INCOME

     NeoMedia adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") effective January 1, 1998. FAS 130 requires companies to report comprehensive income. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31,1998 and 1997, changes in NeoMedia's shareholders' equity consisted of its net loss, stock based compensation, certain equity offerings, along with the exercise of stock options. Accordingly, comprehensive income (loss) as defined by FAS 130 was the net loss in the accompanying consolidated statement of operations.

INVENTORIES

     Inventories are stated at the lower of cost or market and in 1997 were comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method.

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

INTANGIBLE ASSETS

     Intangible assets consist of capitalized software costs, patents, and an acquired customer list.

     Software development costs are accounted for in accordance with FASB Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, quality assurance and documentation writing, are capitalized. Once a product is made available for sale, capitalization is stopped unless the related costs are associated with a technologically feasible enhancement to the product. Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software, generally not exceeding three years, using the straight-line method.

     Patents (including patents pending and intellectual property) and acquired customer lists are stated at cost, less accumulated amortization. The acquired customer list is being amortized over a five year period. Patents are generally amortized over periods ranging from five to seven years.

     The Company periodically performs an evaluation of the carrying value of its intangible assets. This evaluation consists primarily of a comparison to the future undiscounted net cash flows from the associated assets in comparison to the carrying value of the assets. As of December 31, 1998, the Company is of the opinion that no impairment of the intangible assets exists.

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

     The Company is currently in a loss position for income taxes, and accordingly, no such amounts were paid during the years ended December 31, 1998 and 1997.

COMPUTATION OF LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As a result of the net loss reported by the Company, no exercise of stock options and warrants were assumed and basic and diluted loss per share amounts are identical.

FINANCIAL INSTRUMENTS

     The Company believes that the fair value of its current assets and current liabilities approximate carrying value. Certain of the Company's long-term obligations are non-interest bearing and were discounted at an assumed interest rate of approximately 9% when the obligation was entered into during 1994 (see note 5). As a result of the Company's losses from operations and current financial position, the terms and assumed discount rates of this obligation may not be indicative of terms and rates currently available to the Company.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers, which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $225,000 and $191,000 in its December 31, 1998 and 1997 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry (Ameritech Services, Inc.) of $5,825,000 and $9,447,000 during the years ended December 31, 1998 and 1997, respectively, resulting in trade accounts receivable of $1,352,000 and $3,116,000 as of December 31, 1998 and 1997, respectively.
Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 72% and 79% of NeoMedia's revenue for the years ended December 31, 1998 and 1997, respectively.

ACCOUNTING FOR STOCK OPTIONS

     Effective January 1, 1996, NeoMedia adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair-value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, FAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to continue using the accounting method in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been adopted. Under the fair-value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic-value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Because NeoMedia elected to continue using the accounting method in APB 25, no compensation expense was recognized in the consolidated statement of operations for the years ended December 31, 1998 and 1997 for stock-based employee compensation. Had compensation cost for NeoMedia's stock-based compensation plan been determined using the fair-value method of accounting, NeoMedia's net loss and loss per share would have been increased to $13,070,000, or $(1.53) per share in 1998, and $6,364,000 or ($.96) per share, in 1997.

     For grants in 1998 and 1997, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 5% for 1998 and 6% for 1997; (iii) expected volatility of 50% for 1998 and 37% for 1997 and (iv) an expected life of 4 years for options granted in 1998 and 3 years for options granted in 1997. The fair-value was determined using the Black-Scholes option-pricing model. The volatility percentages used by the Company represent management's estimate of reasonable volatility based primarily upon an average of select industry competitors. The Company's actual stock price volatility was approximately 111% and 59% during the years ended December 31, 1998 and 1997, respectively. Management believes that the average volatility percentages are more appropriate given the relatively short trading history of the Company's common stock.

     The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements.

4.   PROPERTY AND EQUIPMENT

     As of December 31, 1998 and 1997, property and equipment consisted of the following:
                                                           1998          1997
                                                          -------       -------
                                                             (In thousands)

Furniture and fixtures .............................      $   451       $   339
Leasehold improvements .............................          124            62
Equipment ..........................................        1,164           910
                                                          -------       -------

     Total .........................................        1,739         1,311

Less accumulated depreciation ......................         (953)         (660)
                                                          -------       -------
Total property and equipment, net ..................      $   786       $   651
                                                          =======       =======
5.   INTANGIBLE ASSETS

     As of December 31, 1998 and 1997, intangible assets consisted of the following:
                                                           1998           1997
                                                          -------       -------
                                                              (In thousands)

Capitalized and purchased software costs ...........      $ 4,482       $ 3,013
Customer list ......................................        1,155          --
Patents (including patents pending and
  intellectual property) and related costs .........          615          --
                                                          -------       -------
     Total .........................................        6,252         3,013

Less accumulated amortization ......................       (2,523)       (1,735)
                                                          -------       -------
Total intangible assets, net .......................      $ 3,729       $ 1,278
                                                          =======       =======

     In October 1994, the Company purchased, via seller financing, certain computer software from International Digital Scientific, Inc. ("IDSI"). The aggregate purchase price was $2,000,000 and was funded by an uncollateralized seller payable, without interest, in an amount equal to the greater of: (i) 5% of the collected gross revenues of NeoMedia Migration for the preceding month; or (ii) the minimum installment payment as defined, until paid in full. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (the Company's then incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount is being accreted to interest expense over the term of the note. The software acquired was amortized over its estimated useful life of three years. As of December 31, 1998 and 1997, the balance of the note payable, net of unamortized discount, was $931,000 and $1,016,000, respectively.

     During 1998, NeoMedia acquired a customer list for total consideration of $1,155,000, including 120,000 shares of NeoMedia common stock valued at $827,000 (giving effect to the common stock being unregistered and "restricted" securities as such term is defined in Rule 144 of the rules and regulations promulgated under the Securities Act of 1933, as amended) and cash of $292,000. Additionally, there were legal and other expenses of $36,000 that were related to this transaction. The customer list is intended to be used to develop relationships for the sale of the Company's IDOC's products. The cost of the customer list is being amortized on the straight-line method over its estimated useful life of five years.

     During December 1998, the Company acquired the rights to certain patent filings currently pending. The Company paid a total of $125,000 in cash along with a warrant to purchase shares of the Company's common stock at a negligible value (such warrant was valued at approximately $432,000, the trading price of the underlying common stock). The Company is contingently liable to pay the seller of the pending patent applications an additional amount six months from the date that the first patent application is granted. The contingent purchase price is approximately $1,862,500. This obligation, when and if due, may be settled by the Company either in cash or through the issuance of additional warrants to purchase Company common stock at negligible values. The Company anticipates that the first patent application may be approved during early 1999. Based upon currently available working capital, the Company currently anticipates that any obligation would be settled through the issuance of additional warrants.

6.   FINANCING AGREEMENTS

     The Company has an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Borrowings are collateralized by accounts receivable generated from the sales of merchandise to NeoMedia's customers. In addition, as of December 31, 1998, a $750,000 letter of credit was issued to the benefit the commercial finance company. NeoMedia collateralized this letter of credit with a $750,000 certificate of deposit. As of December 31, 1998 and 1997, amounts due under this financing agreement included in accounts payable were $2,835,000 and $2,651,000, respectively.

7.   LONG-TERM DEBT

     As of December 31, 1998 and 1997, long-term debt consisted of the following:

                                                                                   1998       1997
                                                                                  -------   -------
                                                                                   (In thousands)
Note payable to IDSI, non-interest bearing with interest
     imputed at 9%, due with minimum monthly installments
     of $16,000 through December 2005 ..........................................  $ 1,216   $ 1,392
Note payable, interest bearing at 20% per annum, due November 1999.
     Secured by 375,000 shares of previously unissued Company
     common stock placed in escrow .............................................      500      --
Other amounts, repaid during 1998 ..............................................     --         100
                                                                                  -------   -------

     Subtotal ..................................................................    1,716     1,492
Less:  unamortized discount ....................................................     (338)     (376)
                                                                                  -------   -------
     Total long-term debt ......................................................    1,378     1,116
Less:  current portion .........................................................     (577)     (201)
                                                                                  -------   -------
Long-term debt, net of current portion .........................................  $   801   $   915
                                                                                  =======   =======

     The long-term debt repayments for each of the next five fiscal years ending December 31 are as follows:
                            (IN THOUSANDS)
           1999 .....................................            $  708
           2000 .....................................               192
           2001 .....................................               192
           2002 .....................................               192
           2003 .....................................               192
           Thereafter ...............................               240
                                                                 ------
           Total ....................................            $1,716
                                                                 ======

8.   INCOME TAXES

     For the years ended December 31, 1998 and 1997, the components of income tax expense (benefit) were as follows:
                                                             1998        1997
                                                            -------     -------
                                                              (In thousands)
Current ................................................    $  --       $   (78)
Deferred ...............................................       --          --
                                                            -------     -------
Income tax expense (benefit) ...........................    $  --       $   (78)
                                                            =======     =======

     For the years ended December 31, 1998 and 1997, the significant components of the deferred tax provision were as follows:
                                                             1998        1997
                                                            -------     -------
                                                              (in thousands)
Deferred tax benefit, exclusive of the components
  listed below .........................................    $(3,983)    $(2,226)
Increase in valuation allowance ........................      3,983       2,226
                                                            -------     -------
     Total .............................................    $  --       $  --
                                                            =======     =======

     As of December 31, 1998 and 1997, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:
                                                            1998         1997
                                                           -------      -------
                                                            (In thousands)
Accrued employee benefits ............................     $    30      $    23
Provisions for uncollectible accounts ................          90           76
Deferred revenue .....................................         386           76
Capitalized software development costs ...............         600          406
Net operating loss carryforwards .....................       6,466        2,985
Other ................................................        --             23
Alternative minimum tax credit carryforward ..........          47           47
                                                           -------      -------
Total deferred tax assets ............................       7,619        3,636

Valuation allowance ..................................      (7,619)      (3,636)
                                                           -------      -------

Net deferred income tax asset ........................     $  --        $  --
                                                           =======      =======

     For the years ended December 31, 1998 and 1997, income tax expense (benefit) differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                                                            1998                                1997
                                                                  ------------------------           ------------------------
                                                                   AMOUNT             %               AMOUNT            %
                                                                  -------          -------           -------          -------
                                                                                     (Dollars in thousands)
Benefit at federal statutory rate .......................         $(3,908)             (34)%         $(2,057)             (34)%
S-corporation income of Allegiant allocated
     directly to shareholders ...........................            --               --                 (45)              (1)
Permanent and other, net ................................             (75)              (1)             (202)              (3)
Change in valuation allowance ...........................           3,983               35%            2,226               37
                                                                  -------          -------           -------          -------

Income tax expense (benefit) ............................         $  --                ---%          $   (78)              (1)%
                                                                  =======          =======           =======          =======

     As of December 31, 1998, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $16.2 million which may be used to offset future taxable income, or, if unused approximately $1.6 million will expire in 2011, approximately $5.5 million will expire in 2012, and approximately $9.1 million will expire in 2018. As a result of certain of NeoMedia's equity activities occurring during the year ended December 31, 1997, NeoMedia anticipates that the annual usage of its pre 1998 net operating loss carryforwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code. Because the realization of NeoMedia's net operating losses carryforwards is uncertain, a valuation allowance has been established against it and other deferred income tax assets.

9.   TRANSACTIONS WITH RELATED PARTIES

     During the years ended December 31, 1998 and 1997, NeoMedia leased office and residential facilities from related parties for rental payments totaling $13,000 and $12,000, respectively.

     On January 2, 1996, NeoMedia provided to one of its principal shareholders, an advance of $472,000 payable within 30 days of demand by NeoMedia. This loan bore interest at 8% payable on a monthly basis. This loan was repaid in full in February, 1997.

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

     In January 1999, Edna Fritz, spouse of William Fritz, purchased 82,372 shares of the Company's common stock from NeoMedia at a price of $3.03 per share. In January 1999, William Fritz purchased 42,857 shares of the Company's common stock from NeoMedia at a price of $3.50 per share.

10.  COMMITMENTS AND CONTINGENCIES

     NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 1998 and 1997, NeoMedia's rent expense was $1,057,000 and $628,000, respectively. Beginning December 1, 1996, NeoMedia subleased a portion of its office facilities until the lease expires.

     The following is a schedule of the future minimum lease payments and receipts under noncancelable operating leases as of December 31, 1998:

                                               PAYMENTS            RECEIPTS
                                                ------              ------
                                                     (In thousands)

1999 ...................................        $  964              $  179
2000 ...................................           391                 183
2001 ...................................            30                --
2002 ...................................            23                --
2003 ...................................             4                --
Thereafter .............................             1                --
                                                ------              ------
Total ..................................        $1,413              $  362
                                                ======              ======

     The Company has entered into a migration contract (specifically Year 2000 remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total contract is approximately $1 million, of which approximately $157,000 has been recognized as revenue by the

Company as of December 31, 1998. As an element to the contract the Company has guaranteed its work product and resulting Year 2000 compliance of the customer. To this end, during 1999 the Company established bank guarantees in the form of certificates of deposit totaling approximately $150,000 in favor of the customer. The Company believes that it has the ability and intent to complete such remediation in a satisfactory manner and is accounting for this project on a percentage of completion basis.

     The Company is party to certain litigation in the normal course of business. Management of the Company, after consultation with legal counsel, is of the opinion that the ultimate resolution of these matters will have no material adverse impact on the Company's consolidated financial statements.

     NeoMedia has entered into various employment and consulting agreements which require an aggregate of approximately $2.2 million in annual payments. These employment and consulting agreements extend to various dates through 2001. These agreements also provide for the payment of severance and other benefits under certain conditions.

11.  DEFINED CONTRIBUTION SAVINGS PLAN

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

12.  EMPLOYEE STOCK OPTION PLAN

     Effective February 1, 1996, NeoMedia adopted the 1996 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 1,500,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price shall be equal to or in excess of the fair market value per share of NeoMedia's common stock on the date of grant. Options granted during 1998 and 1997 were granted at an exercise price equal to fair market value on the date of grant. Options granted can not be exercised during the year following the date of grant and must be exercised within ten years from the date of grant.

     Effective March 27, 1998, NeoMedia adopted the 1998 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 8,000,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant. Options granted during 1998 were granted at an exercise price equal to fair market value on the date of grant. Options generally vest 20% upon grant and 20% per year thereafter. The options expire ten years from the date of grant.

     A summary of the status of NeoMedia's 1996 and 1998 stock option plans as of and for the years ended December 31, 1998 and 1997 is as follows:

                                                                              1998                               1997
                                                                   --------------------------          --------------------------
                                                                                    WEIGHTED                            WEIGHTED
                                                                   SHARES           AVERAGE           SHARES            AVERAGE
                                                                   (000)            EXERCISE           (000)            EXERCISE
                                                                                      PRICE                               PRICE
                                                                   ------           ---------          ------           ---------
Outstanding at beginning of year ...........................        1,405           $    2.64           1,338           $    1.76
Granted ....................................................        2,281                5.26             294                7.30
Exercised ..................................................         (274)               1.02             (47)                .95
Forfeited ..................................................         (248)               6.02            (180)               4.15
                                                                   ------           ---------          ------           ---------
Outstanding at end of year .................................        3,164           $    4.40           1,405           $    2.64
                                                                   ======           =========          ======           =========
Options exercisable at year-end ............................        1,483                               1,134

Weighted-average fair value of
     options granted during the year .......................       $ 2.33                              $ 2.35

Available for grant at the end of the year .................        6,015                                  48

The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 1998:

                                 OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
--------------------------------------------------------------------------------    -------------------------------
                            NUMBER        WEIGHTED-AVERAGE      WEIGHTED-AVERAGE      NUMBER      WEIGHTED-AVERAGE
      RANGE OF            OUTSTANDING         REMAINING             EXERCISE        EXERCISABLE        EXERCISE
   EXERCISE PRICES           (000)        CONTRACTUAL LIFE            PRICE            (000)             PRICE
--------------------     -------------   ------------------    -----------------    -----------   -----------------
$   ---  to $  .84          703             7.1 years            $    .84              703           $   .84
  1.88   to   2.91          497             9.7 years                2.71               99              2.71
  3.00   to   4.88          780             9.5 years                3.55              206              3.91
  5.00   to   7.88          772             8.8 years                6.91              330              6.37
  8.00   to  10.88          412             9.2 years                9.39              145              9.67
------------------        -----             ---------            --------           ------           -------
$ .84    to $10.88        3,164             8.8 years            $   4.40            1,483           $  3.48
==================        =====             =========            ========           ======           =======

13.    PUBLIC OFFERING OF COMMON STOCK AND WARRANTS

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

     On May 1, 1997, NeoMedia issued, to an investment banking firm, a warrant at an exercise price of $7.375 per share to purchase 375,000 shares of common stock until November 25, 2001 and to another investment banking firm a warrant at an exercise price of $10.125 per share to purchase 65,000 shares of common stock until November 25, 2001. On December 11, 1997, NeoMedia issued to outside consultants three warrants to purchase 408,332 shares of NeoMedia common stock until December 11, 2002. Of these 408,332 warrants, 173,332 were issued at an exercise price of $8.85 per share, 135,000 were issued at an exercise price of $7.50 per share, and 100,000 were issued at an exercise price of $10.00 per share. Assuming an expected life of 1.5 years, expected volatilities of 37%, a risk-free interest rate of 6.0%, and no expected dividends, the fair-values of these five warrants were calculated using the Black-Scholes model to be $716,000 of which $461,000 was charged to expense in 1997 and $255,000 was charged to the proceeds of the publicly-traded warrants called on December 18, 1997.

     In December 1998, the Company issued 30,000 options to buy shares of the Company's common stock to a director at a price of $2.00 per share for consulting services rendered, and recognized $25,000 in expense in its 1998 consolidated financial statements.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   DOCUMENT
-------  --------

10.30 Purchase Agreement dated December 31, 1998, by and between NeoMedia Technologies, Inc. and Solar Communications, Inc.

23.1     Independent Auditors' Consent

27.1     Article 5 Financial Data Schedule for December 31, 1998