Form 10QSB
period 1999-03-31
NEOMEDIA TECHNOLOGIES INC
filed 1999-05-17
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                   FORM 10-QSB
                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of April 30, 1999, there were outstanding 10,054,857 shares of the issuer's Common Stock (excluding 375,000 shares held in escrow as security for loans).

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    1999           1998
                                                                                  ---------    ------------
                                                                                 (Unaudited)
                                                                                    (Dollars in thousands
                                                                                      except share data)
ASSETS
Current assets:
     Cash and cash equivalents, including restricted amounts of $900 in 1999
         and $750 in 1998 ..................................................      $  1,190       $  1,350
     Trade accounts receivable, net of allowance for doubtful
         accounts of $323 in 1999 and $225 in 1998 .........................         6,326          5,912
     Amounts due from related parties ......................................             4              4
     Inventories ...........................................................           111             --
     Prepaid expenses and other current assets .............................           856            849
                                                                                  --------       --------

         Total current assets ..............................................         8,487          8,115
                                                                                  --------       --------

Property and equipment, net ................................................           739            786
Intangible assets, net .....................................................         3,781          3,729
                                                                                  --------       --------

Total assets ...............................................................      $ 13,007       $ 12,630
                                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................      $  5,832       $  5,898
     Accrued expenses ......................................................         1,112          1,000
     Current portion of long-term debt .....................................         1,580            577
     Sales taxes payable ...................................................           578            430
     Deferred revenues .....................................................           651            656
     Other .................................................................            42              7
                                                                                  --------       --------

         Total current liabilities .........................................         9,795          8,568
                                                                                  --------       --------

Long-term debt, net of current portion .....................................           771            801
                                                                                  --------       --------

         Total liabilities .................................................        10,566          9,369
                                                                                  --------       --------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
         none issued or outstanding ........................................            --             --
     Common stock, $.01 par value, 50,000,000 shares authorized,
         9,388,215 shares issued in 1999 (9,013,215 outstanding) and
         9,074,080 shares issued in 1998 (8,699,080 outstanding) ...........            90             87
     Additional paid-in capital ............................................        26,111         25,168
     Accumulated deficit ...................................................       (23,760)       (21,994)
                                                                                  --------       --------

         Total shareholders' equity ........................................         2,441          3,261
                                                                                  --------       --------
Total liabilities and shareholders' equity .................................      $ 13,007       $ 12,630
                                                                                  ========       ========

         The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                  -----------------------------
                                                                      1999             1998
                                                                  -----------       -----------
                                                                      (Dollars in thousands,
                                                                      except per share data)
NET SALES:
     License fees .............................................   $     1,033       $       795
     Resales of software and technology equipment .............         5,405             3,966
     Service fees .............................................         1,366             1,241
                                                                  -----------       -----------

         Total net sales ......................................         7,804             6,002
                                                                  -----------       -----------

COST OF SALES:
     License fees .............................................           234                59
     Resales of software and technology equipment .............         4,472             3,309
     Service fees .............................................         1,249               511
     Amortization of capitalized software costs ...............           165               103
                                                                  -----------       -----------

         Total cost of sales ..................................         6,120             3,982
                                                                  -----------       -----------

GROSS PROFIT ..................................................         1,684             2,020

Sales and marketing expenses ..................................         1,815             1,816
General and administrative expenses ...........................         1,343             1,323
Research and development costs ................................           220               229
                                                                  -----------       -----------

Loss from operations ..........................................        (1,694)           (1,348)

Interest expense (income), net ................................            72               (72)
                                                                  -----------       -----------

LOSS BEFORE INCOME TAXES ......................................        (1,766)           (1,276)

Income tax (benefit) ..........................................            --                --
                                                                  -----------       -----------

NET LOSS ......................................................   $    (1,766)      $    (1,276)
                                                                  ===========       ===========

NET LOSS PER SHARE - BASIC AND DILUTED ........................   $      (.20)      $     (0.15)
                                                                  ===========       ===========

Weighted average number of common shares - basic and diluted...     8,848,340         8,310,850
                                                                  ===========       ===========



         The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                  -----------------------
                                                                                    1999           1998
                                                                                  --------       --------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................   $ (1,766)      $ (1,276)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................................        376            175
     Provision for doubtful accounts ..........................................         90             80
     Changes in operating assets and liabilities:
         Trade accounts receivable ............................................       (504)         1,469
         Other current assets .................................................       (118)           367
         Accounts payable and accrued expenses ................................         46         (1,933)
         Other current liabilities ............................................        179            147
                                                                                  --------       --------

         Net cash used in operating activities ................................     (1,697)          (971)
                                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased intangible assets...       (341)          (110)
Acquisition of property and equipment .........................................        (40)          (121)
                                                                                  --------       --------

         Net cash used in investing activities ................................       (381)          (231)
                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options ...................................         41             75
Borrowings under long term debt ...............................................      1,000             --
Repayments on long term debt ..................................................        (28)           (59)
Net proceeds from the issuance of stock .......................................        905             --
                                                                                  --------       --------

         Net cash provided by financing activities ............................      1,918             16
                                                                                  --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .....................................       (160)        (1,186)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................      1,350         10,283
                                                                                  --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................   $  1,190       $  9,097
                                                                                  ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid ............................................................   $     78       $     54
                                                                                  ========       ========



         The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 1999 and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

2.   LIQUIDITY AND SUBSEQUENT EVENTS

     During the years ended December 31, 1998 and 1997 the Company's net loss totaled approximately $11,495,000 and $5,973,000, respectively. As of March 31, 1999 the Company had accumulated losses from operations of approximately $23,760,000, had a working capital deficit of approximately $1,308,000, and approximately $290,000 in unrestricted cash balances.

     Management believes it will need to raise additional capital as well as reduce expenses to sustain the Company's operations in 1999. The failure of management to accomplish these initiatives will adversely effect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.

     Subsequent to March 31, 1999, the Company issued approximately 975,000 previously unissued shares of its common stock at a price of $3.45 per share. Gross proceeds from these transactions were approximately $3,400,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through the three months ended March 31, 1999, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

     As of March 31, 1999 the Company had accumulated losses from operations of $23,766,000, had a working capital deficit of approximately $1,308,000 and approximately $290,000 in unrestricted cash balances. In order to sustain operations, the Company will need to continue to raise additional capital.

     License fees for the three months ended March 31, 1999 increased 29.9% from the three months ended March 31, 1998, and, as a percentage of total sales, remained unchanged at 13.2% of total sales during those periods. NeoMedia's strategy is to increase licenses of its proprietary Intelligent DocumentsTM software as a percentage of total sales. NeoMedia has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Therefore, failure to achieve this strategy could have a material adverse effect on NeoMedia's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     NET SALES. Total net sales for the three months ended March 31, 1999 were $7.8 million, which represented a $1.8 million, or 30.0%, increase from $6.0 million for the three months ended March 31, 1998. This increase primarily resulted from a $1.6 million increase in equipment resales to a NeoMedia customer in the telecommunications industry.

     LICENSE FEES. License fees for the three months ended March 31, 1999 were $1,033,000 compared to $795,000 for the three months ended March 31, 1998, an increase of $238,000 or 29.9%. This increase resulted primarily from the increase in sales of licenses of NeoMedia's Year 2000 software. Cost of sales as a percentage of related sales was 22.6% during 1999 compared to 1.6% during 1998. This increase in the cost of sales as a percentage of related sales was primarily due to the increased sales of software with royalties.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $1.4 million, or 36.3%, to $5.4 million for the three months ended March 31, 1999, as compared to $4.0 million for the three months ended March 31, 1998. This increase primarily resulted from equipment resales to NeoMedia's largest customer. Cost of sales as a percentage of related sales was 82.7% during 1999, compared to 83.4% during 1998.

     SERVICE FEES. NeoMedia's service fees increased by $125,000, or 10.1%, to $1.4 million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998. This increase was primarily due to an increase in the Year 2000 services. Cost of service fees as a percentage of related sales increased to 103.5% during 1999 from 41.2% during 1998 primarily due to lower margins on Year 2000 services and an increase in subcontractor costs.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses remained unchanged at $1.8 million.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses remained unchanged at $1.3 million for the three months ended March 31, 1999 and 1998.

     RESEARCH AND DEVELOPMENT. Research and development expense remained relatively unchanged at $220,000 for the three months ended March 31, 1999, and $229,000 for the three months ended March 31, 1998. These expenditures are primarily attributable to the cost of employees involved in the further development and enhancement of the IDOCs(TM) product line. To the extent the Company can obtain additional capital, it will continue to make significant investments in research and development.

     INTEREST EXPENSE(INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest (income)/expense increased by $144,000, or 200.0%, to $72,000 for the three months ended March 31, 1999 from $(72,000) for the three months ended March 31, 1998, due to the interest expense incurred on new debt issued during the last quarter of 1998 and lower cash balances in 1999, from which less interest income was received.

     NET LOSS. The net loss for the quarter ended March 31, 1999, was $1.8 million, which represented a $500,000, or 38.4% increase from a $1.3 million loss for the three months ended March 31, 1998. The increase in net loss primarily resulted from a decrease in Document Factory service revenue of $380,000 as well as an increase in interest expense of $144,000 due to a decrease in the amount of cash available in 1999 as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

     NeoMedia anticipates that its existing cash balances and funds available from borrowings under its existing financing agreement will have to be supplemented with additional funds, through loans and / or capital contributions, to finance NeoMedia's operations in 1999. During the first quarter of 1999, the Company has successfully obtained approximately $900,000 of equity financing and approximately $1,000,000 of convertible debt financing. The Company has obtained an additional $3,400,000 of equity financing and expects to obtain $1,000,000 of convertible debt financing in the second quarter of 1999. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

     The report of KPMG LLP, covering the December 31, 1998 consolidated financial statements, contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raise substantial doubts about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

     Net cash used in operating activities for the three months ended March 31, 1999 and 1998, was $1.7 million and $1.0 million, respectively. During 1999, trade accounts receivable decreased $504,000, while accounts payable and accrued expenses and other current liabilities increased $225,000. During 1998, trade accounts receivables increased $1.5 million, while accounts payable and accrued expenses and other current liabilities decreased $1.8 million. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 1999 and 1998, was $381,000 and $231,000, respectively. This increase resulted from the increase in purchases of intangible assets and capitalized development costs.

     Net cash provided by financing activities for the three months ended March 31, 1999 and 1998, was $1.9 million and $16,000, respectively. The increase was due to a $1.0 million convertible promissory note issued and $900,000 from the issuance of previously unissued common stock.

     The Company has entered into a migration contract (specifically Year 2000 remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total contact is approximately $1 million, of which approximately $525,000 has been recognized as revenue by the Company as of March 31, 1999. As an element to the contract the Company has guaranteed its work product and resulting Year 2000 compliance of the customer. To this end, during 1999 the Company established bank guarantees in the form of certificates of deposit totaling approximately $150,000 in favor of the customer. The Company believes that it has the ability and intent to complete such remediation in a satisfactory manner and is accounting for this project on a percentage of completion basis.

YEAR 2000 ISSUES

     In the next year, many companies, including NeoMedia, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900. In 1996, NeoMedia began the process of identifying the many software applications and hardware devices used internally expected to be impacted by this issue. NeoMedia's analysis encompasses its (i) applications software; (ii) hardware and
(iii) data residing in programs. The software programs used internally by NeoMedia (primarily its general ledger accounting package) were purchased from third party vendors. In assessing its risk of non-compliance, the Company=s internal systems department classified vital and non-vital production systems. NeoMedia has completed the analysis of over 70% of all production systems software (representing virtually all of the Avital@ systems comprising the corporate backbone), including verification by third party vendors that the programs are Year 2000 compliant, as well as internal testing which confirms readiness of those programs. NeoMedia incurred costs of approximately $1,000 in upgrading the operating system, and about $3,500 in upgrading the application program, for its existing accounting general ledger program. In addition, the Company has purchased a new general ledger accounting package, which is Year 2000 compliant according to the vendor. The Company is currently developing the environment for this new system, and plans to begin installation in 1999. The Company expects to maintain the existing accounting package for archival and contingency purposes. As an additional measure of security, routine back-ups of data are performed to preserve information in various vital systems, and manual or paper files are maintained if other measures fail with regard to the most vital accounting functions. The remaining 30% of the application software is considered either non-vital or capable of compliance with a vendor-provided Apatch@ on an as-needed basis. NeoMedia expects to test virtually all remaining application programs in 1999. NeoMedia believes that the hardware devices supporting production systems which were not year 2000 compliant have been replaced with those which are year 2000 compliant. The few remaining PC=s which are not now compliant are scheduled for routine replacement during 1999 with compliant hardware, thereby eliminating the year 2000 concern. Although prudent measures have been taken, there can be no assurance that NeoMedia will not be adversely affected by the failure of the upgraded package to be fully year 2000 compliant as represented by the vendor. With hardware and software matters nearing completion in 1999, NeoMedia plans to utilize its proprietary software tools to analyze vital data residing in application programs, such as accounting spreadsheets, for non-complaint data. Vital data will be remediated. NeoMedia believes that its proprietary software, for which it is currently selling licenses, is year 2000 compliant. Remaining year 2000 remediation costs are anticipated to be insignificant.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K

                  On January 20, 1999, the Company filed a Form 8-K Current Report to disclose that it acquired its first patent for the Company's Intelligent DocumentsTM (IDOCsTM) technology, which includes products such as NeoLinkTM. The Company also announced that it acquired a body of domestic and international patent filings from Solar Communications of Naperville, Illinois.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NEOMEDIA TECHNOLOGIES, INC.
                                                  Registrant





Date MAY 13, 1999            By:  /s/  CHARLES W. FRITZ
     ------------               ------------------------------------------------
                                Charles W. Fritz, President, Chief Executive
                                Officer and Chairman of the Board


Date MAY 13, 1999             By:  /s/ CHARLES T. JENSEN
     ------------                -----------------------------------------------
                                 Charles T. Jensen, Vice President, Chief
                                 Financial Officer, Treasurer and Director

                                  EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------


 27.1            Article 5 Financial Data Schedule for March 31, 1999