Form 10QSB
period 1999-06-30
NEOMEDIA TECHNOLOGIES INC
filed 1999-08-16
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                   FORM 10-QSB
  (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


         As of July 21, 1999, there were outstanding 10,579,433 shares of the issuer's Common Stock (excluding 375,000 shares held in escrow as security for loans).

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,  DECEMBER 31,
                                                                                   1999       1998
                                                                               -----------------------
                                                                               (Unaudited)   (Audited)
ASSETS                                                                          (Dollars in thousands
                                                                                  except share data)
Current assets:
     Cash and cash equivalents, including restricted amounts of $900 in 1999
         and $750 in 1998...................................................       $ 2,874   $ 1,350
     Trade accounts receivable, net of allowance for doubtful
         accounts of $376 in 1999 and $225 in 1998 .........................         6,679     5,912
     Amounts due from related parties                                                    5         4
     Inventories                                                                        78      --
     Prepaid expenses and other current assets                                         905       849
                                                                                   -------   -------

         Total current assets ..............................................        10,541     8,115
                                                                                   -------   -------

Property and equipment, net                                                            667       786
Intangible assets, net                                                               3,742     3,729
                                                                                   -------   -------

Total assets                                                                       $14,950   $12,630
                                                                                   =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................       $ 4,206   $ 5,898
     Accrued expenses ......................................................         1,298     1,000
     Current portion of long-term debt .....................................         2,577       577
     Sales taxes payable                                                               677       430
     Deferred revenues                                                                 638       656
     Other .................................................................            24         7
                                                                                   -------   -------

         Total current liabilities .........................................         9,420     8,568
                                                                                   -------   -------

Long-term debt, net of current portion .....................................           740       801
                                                                                   -------   -------

         Total liabilities .................................................        10,160     9,369
                                                                                   -------   -------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
         none issued or outstanding .........................................         --          --
     Common stock, $.01 par value, 50,000,000 shares authorized,
         10,927,491 shares issued in 1999 (10,552,491 outstanding) and
         8,643,080 shares issued in 1998 (8,643,080 outstanding) ............          106        87
     Additional paid-in capital .............................................       30,332    25,168
     Accumulated deficit ....................................................      (25,648)  (21,994)
                                                                                   -------   -------

         Total shareholders' equity .........................................        4,790     3,261
                                                                                   --------  -------

Total liabilities and shareholders' equity ..................................     $ 14,950  $ 12,630
                                                                                  ========  ========

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                        --------------
                                                                    1999              1998
                                                                  --------          --------
                                                                  (Unaudited)    (Unaudited)
                                                                    (Dollars in thousands,
                                                                    except per share data)
NET SALES:
     License fees ..........................................      $  1,972      $   1,395
     Resales of software and technology equipment ..........        10,889          7,537
     Service fees ..........................................         2,285          2,117
                                                                  --------       --------

         Total net sales ...................................        15,146         11,049
                                                                  --------       --------

COST OF SALES:
     License fees ..........................................           379            114
     Resales of software and technology equipment ..........         9,259          6,360
     Service fees ..........................................         2,170          1,622
     Amortization of capitalized software costs ............           385            224
                                                                  --------       --------

         Total cost of sales ...............................        12,193          8,320
                                                                  --------       --------

GROSS PROFIT ...............................................         2,953          2,729

Sales and marketing expenses ...............................         3,531          4,617
General and administrative expenses ........................         2,453          2,996
Research and development costs .............................           503            480
                                                                  --------       --------

Loss from operations .......................................        (3,534)        (5,364)

Interest expense (income), net .............................           120           (137)
                                                                  --------       --------

LOSS BEFORE INCOME TAXES ...................................        (3,654)        (5,227)

Income tax (benefit) .......................................          --             --
                                                                 ---------      ---------

NET LOSS ...................................................     $  (3,654)     $  (5,227)
                                                                 =========      =========


NET LOSS PER SHARE - BASIC AND DILUTED .....................     $   (0.40)     $   (0.62)
                                                                 =========      =========

Weighted average number of common shares - basic and diluted     9,047,615      8,438,804
                                                                 =========      =========


                                       3



The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS
                                                                      ENDED JUNE 30,
                                                                      --------------
                                                                   1999           1998
                                                                ----------     ----------
                                                                  (Unaudited)     (Unaudited)
                                                                    (Dollars in thousands,
                                                                     except per share data)
NET SALES:
     License fees ..........................................    $      939     $      600
     Resales of software and technology equipment ..........         5,484          3,571
     Service fees ..........................................           919            876
                                                                ----------     ----------

         Total net sales ...................................         7,342          5,047
                                                                ----------     ----------

COST OF SALES:
     License fees ..........................................           145             55
     Resales of software and technology equipment ..........         4,787          3,051
     Service fees ..........................................           921          1,111
     Amortization of capitalized software costs ............           220            121
                                                                ----------     ----------

         Total cost of sales ...............................         6,073          4,338
                                                                ----------     ----------

GROSS PROFIT ...............................................         1,269            709

Sales and marketing expenses ...............................         1,716          2,801
General and administrative expenses ........................         1,110          1,673
Research and development costs .............................           283            251
                                                                ----------     ----------

Loss from operations .......................................        (1,840)        (4,016)

Interest expense (income), net .............................            48            (65)
                                                                ----------     ----------

LOSS BEFORE INCOME TAXES ...................................        (1,888)        (3,951)

Income tax (benefit) .......................................          --             --
                                                                ----------     ----------

NET LOSS ...................................................    $   (1,888)    $   (3,951)
                                                                ==========     ==========


NET LOSS PER SHARE - BASIC AND DILUTED .....................    $    (0.19)    $    (0.46)
                                                                ==========     ==========

Weighted average number of common shares - basic and diluted    $9,951,056     $8,566,143
                                                                ==========     ==========

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                                  --------------
                                                                                 1999        1998
                                                                               --------    --------
                                                                              (Unaudited)  (Unaudited)
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................   $ (3,654)   $ (5,227)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .........................................        761         424
     Provision for doubtful accounts .......................................        151         250
     Changes in operating assets and liabilities:
         Trade accounts receivable .........................................       (918)      1,754
         Other current assets ..............................................       (135)         52
         Accounts payable and accrued expenses .............................     (1,394)       (397)
         Other current liabilities .........................................        246         174
                                                                               --------    --------

         Net cash used in operating activities .............................     (4,943)     (2,970)
                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased intangible assets       (602)       (632)
Acquisition of customer list ...............................................       --          (292)
Acquisition of property and equipment ......................................        (53)       (349)
                                                                               --------    --------

         Net cash used in investing activities .............................       (655)     (1,273)
                                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options ................................        528         242
Borrowings under short term debt ...........................................      2,000        --
Repayments on long term debt ...............................................        (61)       (127)
Net proceeds from the issuance of stock ....................................      4,655        --
                                                                               --------    --------

         Net cash provided by financing activities .........................      7,122         115
                                                                               --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................      1,524      (4,128)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................      1,350      10,283
                                                                               --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................   $  2,874    $  6,155
                                                                               ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid..........................................................   $     85    $     79
     Stock issued to acquire customer list..................................         --         826
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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 1999 and December 31, 1998, and the results of operations for the six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through the six months ended June 30, 1999, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

     License fees for the six months ended June 30, 1999 increased 41.4% from the six months ended June 30, 1998, and, as a percentage of total sales, remained unchanged at 13.0% of total sales during those periods. NeoMedia's strategy is to increase licenses of its proprietary Intelligent Documents(TM) software as a percentage of total sales. NeoMedia has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Therefore, failure to achieve this strategy could have a material adverse effect on NeoMedia's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     NET SALES. Total net sales for the six months ended June 30, 1999 were $15.1 million, which represented a $4.1 million, or 37.3%, increase from $11.0 million for the six months ended June 30, 1998. This increase primarily resulted from greater resales of Sun Microsystems hardware during 1999.

     LICENSE FEES. License fees for the six months ended June 30, 1999 were $1,972,000 compared to $1,395,000 for the six months ended June 30, 1998, an increase of $577,000 or 41.4%. This increase resulted primarily from a

$425,000 sale of a NeoLinkTM software license during the second quarter of 1999. Cost of sales as a percentage of related sales was 19.2% during 1999 compared to 8.2% during 1998. This increase in the cost of sales as a percentage of related sales was primarily due to the increased sales of software with royalties.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $3.4 million, or 44.3%, to $10.9 million for the six months ended June 30, 1999, as compared to $7.5 million for the six months ended June 30, 1998. This increase primarily resulted from a large volume of Sun Microsystems hardware resales. Cost of sales as a percentage of related sales was 85.0% during 1999, compared to 84.4% during 1998.

     SERVICE FEES. NeoMedia's service fees increased by $168,000, or 7.9%, to $2.3 million for the six months ended June 30, 1999, compared to $2.1 million for the six months ended June 30, 1998. This increase was primarily due to an increase in fees related to Year 2000 services during 1999. Cost of service fees as a percentage of related sales increased to 95.0% during 1999 from 76.6% during 1998 primarily due to lower margins on Year 2000 services and an increase in subcontractor costs.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses decreased by $1.1 million, or 23.9%, to 3.5 million for the six months ended June 30, 1999, compared to $4.6 million for the six months ended June 30, 1998. The decrease was primarily due to cutbacks in marketing expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $0.5 million, or 20.0%, from $3.0 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999. The decrease was primarily due to a decrease in outside professional and legal services, as well as a drop in incidental expenses such as travel and lodging.

     RESEARCH AND DEVELOPMENT. Research and development expense remained relatively unchanged at $503,000 for the six months ended June 30, 1999, and $480,000 for the six months ended June 30, 1998. These expenditures are primarily attributable to the cost of employees involved in the further development and enhancement of the IDOCsTM product line. To the extent the Company can obtain additional capital, it will continue to make significant investments in research and development.

     INTEREST EXPENSE/(INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense/(income) increased by $257,000, or 187.6%, to $120,000 for the six months ended June 30, 1999 from ($137,000) for the six months ended June 30, 1998, due to the interest expense incurred on new debt issued during the last quarter of 1998 and lower cash balances in 1999, from which less interest income was received.

     NET LOSS. The net loss for the six months ended June 30, 1999 was $3.7 million, which represented a $1.5 million, or 28.8%, decrease from a $5.2 million loss for the six months ended June 30, 1998. The decrease in net loss primarily resulted from an increase in sales, as well as a decrease in selling, marketing and administrative expenses during 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     NET SALES. Total net sales for the three months ended June 30, 1999 were $7.3 million, which represented a $2.3 million, or 46.0%, increase from $5.0 million for the three months ended June 30, 1998. This increase primarily resulted from greater resales of Sun Microsystems hardware during 1999.

     LICENSE FEES. License fees for the three months ended June 30, 1999 were $939,000 compared to $600,000 for the three months ended June 30, 1998, an increase of $339,000 or 56.5%. This increase resulted primarily from a

$425,000 sale of a NeoLinkTM software license during the second quarter of 1999. Cost of sales as a percentage of related sales was 15.4% during 1999 compared to 9.2% during 1998. This increase in the cost of sales as a percentage of related sales was primarily due to the increased sales of software with royalties.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $1.9 million, or 52.8%, to $5.5 million for the three months ended June 30, 1999, as compared to $3.6 million for the three months ended June 30, 1998. This increase primarily resulted from a large volume of Sun Microsystems hardware resales during 1999. Cost of sales as a percentage of related sales was 87.3% during 1999, compared to 85.4% during 1998.

     SERVICE FEES. NeoMedia's service fees increased by $43,000, or 4.9%, to $919,000 for the three months ended June 30, 1999, compared to $876,000 for the three months ended June 30, 1998. This increase was primarily due to an increase in fees related to Year 2000 services during 1999. Cost of service fees as a percentage of related sales decreased to 100.2% during 1999 from 126.8% during 1998 primarily due to decreased subcontractor costs during the second quarter of 1999.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses decreased by $1.1 million, or 39.3%, to 1.7 million for the three months ended June 30, 1999, compared to $2.8 million for the three months ended June 30, 1998. The decrease was primarily due to cutbacks in marketing expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $563,000, or 33.1%, from $1.7 million for the three months ended June 30, 1998 to $1.1 million for the three months ended June 30, 1999. The decrease was primarily due to a decrease in outside professional and legal services, as well as a drop in incidental expenses such as travel and lodging.

     RESEARCH AND DEVELOPMENT. Research and development expense remained relatively unchanged at $283,000 for the three months ended June 30, 1999, and $251,000 for the three months ended June 30, 1998. These expenditures are primarily attributable to the cost of employees involved in the further development and enhancement of the IDOCsTM product line. To the extent the Company can obtain additional capital, it will continue to make significant investments in research and development.

     INTEREST EXPENSE/(INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense/(income) increased by $113,000, or 173.8%, to $48,000 for the three months ended June 30, 1999 from ($65,000) for the three months ended June 30, 1998, due to the interest expense incurred on new debt issued during the last quarter of 1998 and lower cash balances in 1999, from which less interest income was received.

     NET LOSS. The net loss for the three months ended June 30, 1999 was $1.9 million, which represented a $2.1 million, or 52.5%, decrease from a $4.0 million loss for the three months ended June 30, 1998. The decrease in net loss primarily resulted from an increase in sales, as well as a decrease in selling, marketing and administration expenses during 1999.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, NeoMedia's working capital was $1.1 million which represented a $1.6 million increase from December 31, 1998. As of June 30, 1999, NeoMedias cash and cash equivalents were $2.9 million, which represented a $1.5 million increase from December 31, 1998.

     NeoMedia anticipates that its existing cash balances and funds available from borrowings under its existing financing agreement will have to be supplemented with additional funds, through loans and/or capital contributions, to finance NeoMedia's operations in 1999. During the first half of 1999, the Company has successfully obtained approximately $5.1 million of equity financing and approximately $2.0 million of convertible debt financing. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

     Net cash used in operating activities for the six months ended June 30, 1999 and 1998, was $4.9 million and 3.0 million, respectively. During 1999, trade accounts receivable increased $918,000, while accounts payable and accrued expenses and other current liabilities decreased $1.1 million. During 1998, trade accounts receivable decreased $1.8 million, while accounts payable and accrued expenses and other current liabilities decreased $223,000. NeoMedia's net cash flow used in investing activities for the six months ended June 30, 1999 and 1998, was $666,000 and $1.3 million, respectively. This decrease resulted from a decrease in purchases of intangible assets and equipment during 1999.

     Net cash provided by financing activities for the six months ended June 30, 1999 and 1998, was $7.1 million and $115,000, respectively. The increase was due to approximately $5.1 million in equity, including $528,000 from the exercise of employee stock options, and $2.0 million in convertible debt financing obtained during the first half of 1999.

     The Company has entered into a migration contract (specifically Year 2000 remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total contract is approximately $1 million, of which approximately $700,000 has been recognized as revenue by the Company as of June 30, 1999. As an element to the contract the Company has guaranteed its work product and resulting Year 2000 compliance of the customer up to $150,000 of the contract value. To this end, during 1999 the Company established bank guarantees in the form of certificates of deposit totaling approximately $150,000 in favor of the customer. The Company believes that it has the ability and intent to complete such remediation in a satisfactory manner and is accounting for this project on a percentage of completion basis.

YEAR 2000 ISSUES

     In the next year, many companies, including NeoMedia, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900. In 1996, NeoMedia began the process of identifying the many software applications and hardware devices used internally expected to be impacted by this issue. NeoMedia's analysis encompasses its (i) applications software; (ii) hardware and
(iii) data residing in programs. The software programs used internally by NeoMedia (primarily its general ledger accounting package) were purchased from third party vendors. In assessing its risk of non-compliance, the Company=s internal systems department classified vital and non-vital production systems. NeoMedia has completed the analysis of over 70% of all production systems software (representing virtually all of the Avital@ systems comprising the corporate backbone), including verification by third party vendors that the programs are Year 2000 compliant, as well as internal testing which confirms readiness of those programs. NeoMedia incurred costs of approximately $1,000 in upgrading the operating system, and about $3,500 in upgrading the application program, for its existing accounting general ledger program. In addition, during 1999 the Company purchased and installed a new general ledger accounting package, which is Year 2000 compliant according to the vendor. The Company expects to maintain the existing accounting package for archival and contingency purposes. As an additional measure of security, routine back-ups of data are performed to preserve information in various vital systems, and manual or paper files are maintained if other measures fail with regard to the most vital accounting functions. The remaining 30% of the application software is considered either non-vital or capable of compliance with a vendor-provided Apatch@ on an as-needed basis. NeoMedia expects to test virtually all remaining application programs in 1999. NeoMedia believes that the hardware devices supporting production systems which were not year 2000 compliant have been replaced with those which are year 2000 compliant. The few remaining PC's which are not now compliant are scheduled for routine replacement during 1999 with compliant hardware, thereby eliminating the year 2000 concern. Although prudent measures have been taken, there can be no assurance that NeoMedia will not be adversely affected by the failure of the upgraded package to be fully year 2000 compliant as represented by the vendor. With hardware and software matters nearing completion in 1999, NeoMedia plans to utilize its proprietary software tools to analyze vital data residing in application programs, such as accounting spreadsheets, for non-complaint data. Vital data will be remediated.

NeoMedia believes that its proprietary software, for which it is currently selling licenses, is year 2000 compliant. Remaining year 2000 remediation costs are anticipated to be insignificant.




                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1       Article 5 Financial Data Schedule for June 30, 1999

(b)      Reports on Form 8-K

                  On June 7, 1999, the Company filed a Form 8-K Current Report to disclose that KPMG will no longer act as its independent auditors.

                  On July 15, 1999, the Company filed a Form 8-K Current Report to disclose that Arthur Andersen LLP will act as its new independent auditors.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NEOMEDIA TECHNOLOGIES, INC.
                                                ---------------------------
                                                        Registrant

Date AUGUST 2, 1999                        By: /s/  CHARLES W. FRITZ
     --------------                        --------------------------
                                           Charles W. Fritz, President,
                                           Chief Executive Officer and Chairman
                                           of the Board


Date AUGUST 2, 1999                        By: /s/ CHARLES T. JENSEN
     --------------                        -------------------------
                                           Charles T. Jensen, Vice President,
                                           Chief Financial Officer, Treasurer
                                           and Director

                                  EXHIBIT INDEX


  EXHIBIT
   NUMBER      DESCRIPTION
  -------      -----------

    27.1       Article 5 Financial Data Schedule for June 30, 1999