Form 10QSB
period 1999-09-30
NEOMEDIA TECHNOLOGIES INC
filed 1999-11-15
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB

          (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
         ---------------------------------------------------------------
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

         As of October 21, 1999, there were outstanding 11,308,965 shares of the issuer's Common Stock (excluding 375,000 shares held in escrow as security for loans).

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  1999            1998
                                                                              -------------   ------------
                                                                               (Unaudited)     (Audited)
ASSETS                                                                           (Dollars in thousands
                                                                                   except share data)
Current assets:
    Cash and cash equivalents, including restricted amounts of $900 in 1999
        and $750 in 1998 ..................................................      $  3,728       $  1,350
    Trade accounts receivable, net of allowance for doubtful
        accounts of $219 in 1999 and $225 in 1998 .........................         5,164          5,912
    Amounts due from related parties ......................................           250              4
    Inventories ...........................................................            78           --
    Prepaid expenses and other current assets .............................           780            849
                                                                                 --------       --------

        Total current assets ..............................................        10,000          8,115
                                                                                 --------       --------

Property and equipment, net ...............................................           624            786
Intangible assets, net ....................................................         3,811          3,729
                                                                                 --------       --------

Total assets ..............................................................      $ 14,435       $ 12,630
                                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable ......................................................      $  3,596       $  5,898
    Accrued expenses ......................................................         1,202          1,000
    Current portion of long-term debt .....................................           586            577
    Sales taxes payable ...................................................           544            430
    Deferred revenues .....................................................           491            656
    Other .................................................................            10              7
                                                                                 --------       --------

        Total current liabilities .........................................         6,429          8,568
                                                                                 --------       --------
Long-term debt, net of current portion ....................................           708            801
                                                                                 --------       --------

        Total liabilities .................................................         7,137          9,369
                                                                                 --------       --------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
        none issued or outstanding ........................................          --             --
    Common stock, $.01 par value, 50,000,000 shares authorized,
        11,654,965 shares issued in 1999 (11,279,965 outstanding) and
        9,074,080 shares issued in 1998 (8,699,080 outstanding) ...........           113             87
        Additional paid-in capital ........................................        35,770         25,168
    Accumulated deficit ...................................................       (28,585)       (21,994)
                                                                                 --------       --------
        Total shareholders' equity ........................................         7,298          3,261
                                                                                 --------       --------

Total liabilities and shareholders' equity ................................      $ 14,435       $ 12,630
                                                                                 ========       ========

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                       1999             1998
                                                                   ------------     -----------
                                                                   (Unaudited)      (Unaudited)
                                                                      (Dollars in thousands,
                                                                      except per share data)
NET SALES:
    License fees ...........................................      $     2,329       $     1,685
    Resales of software and technology equipment ...........           15,047            10,920
    Service fees ...........................................            2,789             2,768
                                                                  -----------       -----------
        Total net sales ....................................           20,165            15,373
                                                                  -----------       -----------

COST OF SALES:
    License fees ...........................................              530               148
    Resales of software and technology equipment ...........           13,249             9,436
    Service fees ...........................................            2,813             2,574
    Amortization of capitalized software costs .............              631               413
                                                                  -----------       -----------
        Total cost of sales ................................           17,223            12,571
                                                                  -----------       -----------
GROSS PROFIT ...............................................            2,942             2,802

Sales and marketing expenses ...............................            5,127             7,357
General and administrative expenses ........................            3,463             4,128
Research and development costs .............................              780               590
                                                                  -----------       -----------
Loss from operations .......................................           (6,428)           (9,273)

Interest expense (income), net .............................              163              (156)
                                                                  -----------       -----------
LOSS BEFORE INCOME TAXES ...................................            6,591)           (9,117)

Income tax (benefit) .......................................             --                --
                                                                  -----------       -----------
NET LOSS ...................................................      $    (6,591)      $    (9,117)
                                                                  -----------       -----------
NET LOSS PER SHARE - BASIC AND DILUTED .....................      $     (0.67)      $     (1.07)
                                                                  -----------       -----------

Weighted average number of common shares - basic and diluted        9,882,097         8,515,339
                                                                  ===========       ===========

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                      1999              1998
                                                                   -----------       ----------
                                                                   (Unaudited)       (Unaudited)
                                                                       (Dollars in thousands,
                                                                       except per share data)
NET SALES:
    License fees ...........................................      $        357       $       290
    Resales of software and technology equipment ...........             4,158             3,383
    Service fees ...........................................               504               651
                                                                  ------------       -----------
        Total net sales ....................................             5,019             4,324
                                                                  ------------       -----------

COST OF SALES:
    License fees ...........................................               151                34
    Resales of software and technology equipment ...........             3,990             3,076
    Service fees ...........................................               643               952
    Amortization of capitalized software costs .............               246               188
                                                                  ------------       -----------
        Total cost of sales ................................             5,030             4,250
                                                                  ------------       -----------
GROSS PROFIT ...............................................               (11)               74

Sales and marketing expenses ...............................             1,596             2,739
General and administrative expenses ........................             1,010             1,133
Research and development costs .............................               277               110
                                                                  ------------       -----------
Loss from operations .......................................            (2,894)           (3,908)

Interest expense (income), net .............................                43               (19)
                                                                  ------------       -----------
LOSS BEFORE INCOME TAXES ...................................            (2,937)           (3,889)

Income tax (benefit) .......................................              --                --
                                                                  ------------       -----------
NET LOSS ...................................................      $     (2,937)      $    (3,889)
                                                                  ------------       -----------
NET LOSS PER SHARE - BASIC AND DILUTED .....................      $      (0.27)      $     (0.45)
                                                                  ============       ===========
Weighted average number of common shares - basic and diluted        10,837,138         8,665,908
                                                                  ============       ===========

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                    1999            1998
                                                                                 -----------     -----------
                                                                                 (Unaudited)     (Unaudited)
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................      $ (6,591)      $ (9,117)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..........................................         1,067            715
    Provision for doubtful accounts ........................................            (6)           341
    Changes in operating assets and liabilities:
        Trade accounts receivable ..........................................           504          2,366
        Other current assets ...............................................            (5)            70
        Accounts payable and accrued expenses ..............................        (2,093)          (969)
        Other current liabilities ..........................................           (48)            78
                                                                                  --------       --------
        Net cash used in operating activities ..............................        (7,172)        (6,516)
                                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs and purchased intangible assets          (891)        (1,091)
Acquisition of customer list ...............................................          --             (292)
Acquisition of property and equipment ......................................           (96)          (436)
                                                                                  --------       --------
        Net cash used in investing activities ..............................          (987)        (1,819)
                                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options ................................           955            342
Borrowings under short term debt ...........................................         2,000           --
Repayments on long term debt ...............................................           (84)          (156)
Net proceeds from the issuance of stock ....................................         7,666           --
                                                                                  --------       --------

        Net cash provided by financing activities ..........................        10,537            186
                                                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................         2,378         (8,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................         1,350         10,283
                                                                                  --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................      $  3,728       $  2,134
                                                                                  ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid ..........................................................      $    102       $     95
    Stock issued to acquire customer list ..................................          --              826

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
    Conversion of short-term debt to equity ................................      $  2,000           --

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

    The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 1999 and December 31, 1998, and the results of operations for the nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Through the nine months ended September 30, 1999, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

     NeoMedia's strategy is to increase sales of its proprietary Intelliget Documents(TM) technology as a percentage of total sales. The Company is currently developing an internet service offering for its print-to-internet Intelligent Documents(TM) technology called PaperClick(SM). Paperclick(SM) is expected to be offered as a free service to allow users to link printed material to web pages on the Internet. Revenue for PaperClick(SM) is expected to come from advertising, affiliate arrangements, consulting, and demographic reporting services. NeoMedia has built and intends to continue to build an infrastructure that assumes this strategy will succeed. Therefore, failure to achieve this strategy could have a material adverse effect on NeoMedia's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

    NET SALES. Total net sales for the nine months ended September 30, 1999 were $20.2 million, which represented a $4.8 million, or 31.2%, increase from $15.4 million for the nine months ended September 30, 1998. This increase primarily resulted from greater resales of Sun Microsystems hardware during 1999.

    LICENSE FEES. License fees for the nine months ended September 30, 1999 were $2.3 million compared to $1.7 million for the nine months ended September 30, 1998, an increase of $0.6 million or 35.3%. This increase resulted primarily from a $425,000 sale of a NeoLink(TM) software license during the second quarter of 1999. Cost of sales as a percentage of related sales was 22.7% during 1999 compared to 8.8% during 1998. This increase in the cost of sales as a percentage of related sales was primarily due to the increased sales of software with royalties.

    RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $4.1 million, or 37.6%, to $15.0 million for the nine months ended September 30, 1999, as compared to $10.9 million for the nine months ended September 30, 1998. This increase primarily resulted from a large volume of Sun Microsystems hardware resales. Cost of sales as a percentage of related sales was 88.1% during 1999, compared to 86.4% during 1998 primarily due to a lower margin on Sun Microsystems hardware resales.

    SERVICE FEES. NeoMedia's service fees remained unchanged at $2.8 million for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. Cost of service fees as a percentage of related sales increased to 100.1% during 1999 from 93.0% during 1998 primarily due to lower margins on Year 2000 services and an increase in salaries and subcontractor costs.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses decreased by $2.3 million, or 31.1%, to $5.1 million for the nine months ended September 30, 1999, compared to $7.4 million for the nine months ended September 30, 1998. The decrease was primarily due to reductions in marketing expenses and reductions in selling expenses related to Year 2000 products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $0.6 million, or 14.6%, from $4.1 million for the nine months ended September 30, 1998 to $3.5 million for the nine months ended September 30, 1999. The decrease was primarily due to a decrease in outside professional and legal services, as well as a drop in incidental expenses such as travel and lodging.

     RESEARCH AND DEVELOPMENT. Research and development expense increased to $780,000 for the nine months ended September 30, 1999, compared to $590,000 for the nine months ended September 30, 1998. These expenditures are primarily attributable to the cost of employees further researching and enhancing IDOCs(TM) products. To the extent the Company can obtain additional capital, it will continue to make significant investments in research and development.

    INTEREST EXPENSE/(INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense/(income) increased by $319,000, or (204.5)%, to $163,000 for the nine months ended September 30, 1999 from ($156,000) for the nine months ended September 30, 1998, due to the interest expense incurred on new debt issued during the last quarter of 1998 and lower cash balances in 1999, from which less interest income was received.

    NET LOSS. The net loss for the nine months ended September 30, 1999 was $6.6 million, which represented a $2.5 million, or 27.5%, decrease from a $9.1 million loss for the nine months ended September 30, 1998. The decrease in net loss primarily resulted from an increase in sales, as well as a decrease in selling, marketing and administrative expenses during 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    NET SALES. Total net sales for the three months ended September 30, 1999 were $5.0 million, which represented a $0.7 million, or 16.3%, increase from $4.3 million for the three months ended September 30, 1998. This increase primarily resulted from greater resales of Sun Microsystems hardware during 1999.

    LICENSE FEES. License fees for the three months ended September 30, 1999 were $357,000 compared to $290,000 for the three months ended September 30, 1998, an increase of $67,000 or 23.1%. This increase resulted primarily from higher sales of Adapt PC(TM) software licenses in 1999. Cost of sales as a percentage of related sales was 42.3% during

1999 compared to 11.7% during 1998. This increase in the cost of sales as a percentage of related sales was primarily due to increased sales of lower-margin Adapt PC(TM) software.

    RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $0.8 million, or 23.5%, to $4.2 million for the three months ended September 30, 1999, as compared to $3.4 million for the three months ended September 30, 1998. This increase primarily resulted from increased sales of Sun Microsystems hardware during 1999. Cost of sales as a percentage of related sales was 96.0% during 1999, compared to 91.0% during 1998, primarily due to a lower margin on Sun Microsystems hardware.

    SERVICE FEES. NeoMedia's service fees decreased by $147,000, or 22.6%, to $504,000 for the three months ended September 30, 1999, compared to $651,000 for the three months ended September 30, 1998. This decrease was primarily due to a decrease in fees related to Year 2000 services during 1999. Cost of service fees as a percentage of related sales decreased to 127.6% during 1999 from 146.2% during 1998 primarily due to decreased subcontractor costs during the third quarter of 1999.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses decreased by $1.1 million, or 40.7%, to $1.6 million for the three months ended September 30, 1999, compared to $2.7 million for the three months ended September 30, 1998. The decrease was primarily due to reductions in marketing expenses and reductions in selling expenses related to Year 2000 products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $0.1 million, or 9.1%, from $1.1 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. The decrease was primarily due to a decrease in outside professional and legal services, as well as a drop in incidental expenses such as travel and lodging.

     RESEARCH AND DEVELOPMENT. Research and development expense increased to $277,000 for the three months ended September 30, 1999, from $110,000 for the three months ended September 30, 1998. These expenditures are primarily attributable to the cost of employees further researching and enhancing IDOCs(TM) products. To the extent the Company can obtain additional capital, it will continue to make significant investments in research and development.

    INTEREST EXPENSE/(INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense/(income) increased by $62,000, or (326.3)%, to $43,000 for the three months ended September 30, 1999 from ($19,000) for the three months ended Sepetmber 30, 1998, due to the interest expense incurred on new debt issued during the last quarter of 1998 and lower cash balances in 1999, from which less interest income was received.

    NET LOSS. The net loss for the three months ended September 30, 1999 was $2.9 million, which represented a $1.0 million, or 25.6%, decrease from a $3.9 million loss for the three months ended September 30, 1998. The decrease in net loss primarily resulted from an increase in sales, as well as a decrease in selling, marketing and administration expenses during 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, NeoMedia's working capital was $3.6 million which represented a $4.1 million increase from December 31, 1998. As of September 30, 1999, NeoMedia's cash and cash equivalents were $3.7 million, which represented a $2.3 million increase from December 31, 1998.

    NeoMedia anticipates that its existing cash balances and funds available from borrowings under its existing financing agreement will have to be supplemented with additional funds, through loans and/or capital contributions, to finance NeoMedia's operations in 1999. During the first nine months of 1999, the Company has successfully obtained approximately $10.5 million of equity financing. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

     Net cash used in operating activities for the nine months ended September 30, 1999 and 1998, was $7.2 million and $6.5 million, respectively. During 1999, trade accounts receivable decreased $504,000, while accounts payable and accrued expenses and other current liabilities decreased $2.1 million. During the same period in 1998, trade accounts receivable decreased $2.4 million, while accounts payable and accrued expenses and other current liabilities decreased $891,000. NeoMedia's net cash flow used in investing activities for the nine months ended September 30, 1999 and 1998, was $1.0 million and $1.8 million, respectively. This decrease resulted from a decrease in purchases of intangible assets and equipment during 1999.

    Net cash provided by financing activities for the nine months ended September 30, 1999 and 1998, was $10.5 million and $186,000, respectively. The increase was due to approximately $10.5 million in equity financing received during 1999, including $955,000 from the exercise of employee stock options.

     The Company has entered into a migration contract (specifically Year 2000 remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total value of the contract is approximately $800,000, of which approximately $740,000 has been recognized as revenue by the Company as of September 30, 1999. As an element to the contract the Company has guaranteed its work product and resulting Year 2000 compliance of the customer, including the establishment in 1999 of a $150,000 bank guarantee in the form of a certificate of deposit totaling approximately $150,000 in favor of the customer. The Company believes that it has the ability and intent to complete such remediation in a satisfactory manner and is accounting for this project on a percentage of completion basis.

YEAR 2000 ISSUES

     In the next nine months, many companies, including NeoMedia, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900. In 1996, NeoMedia began the process of identifying the many software applications and hardware devices used internally expected to be impacted by this issue. NeoMedia's analysis encompasses its (i) applications software; (ii) hardware and (iii) data residing in programs. The software programs used internally by NeoMedia (primarily its general ledger accounting package) were purchased from third party vendors. In assessing its risk of non-compliance, the Company's internal systems department classified vital and non-vital production systems. NeoMedia has completed the analysis of over 95% of all production systems software (representing virtually all of the "vital" systems comprising the corporate backbone), including verification by third party vendors that the programs are Year 2000 compliant, as well as internal testing which confirms readiness of those programs. NeoMedia incurred costs of approximately $1,000 in upgrading the operating system, and about $3,500 in upgrading the application program, for its existing accounting general ledger program. As an additional measure of security, routine back-ups of data are performed to preserve information in various vital systems, and manual or paper files are maintained if other measures fail with regard to the most vital accounting functions. The remaining 5% of the application software is considered either non-vital or capable of compliance with a vendor-provided "patch" on an as-needed basis. NeoMedia expects to test virtually all remaining application programs in 1999. NeoMedia believes that the hardware devices supporting production systems which were not year 2000 compliant have been replaced with those which are year 2000 compliant. The few remaining PC's which are not now compliant are scheduled for routine replacement during 1999 with compliant hardware, thereby eliminating the year 2000 concern. Although prudent measures have been taken, there can be no assurance that NeoMedia will not be adversely affected by the failure of the upgraded package to be fully year 2000 compliant as represented by the vendor. With hardware and software matters nearing completion in 1999, NeoMedia is presently utilizing its proprietary software tools to analyze vital data residing in application programs, such as accounting spreadsheets, for non-complaint data. Vital data will be remediated. NeoMedia believes that its proprietary software, for which it is currently selling licenses, is year 2000 compliant. Remaining year 2000 remediation costs are anticipated to be insignificant.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
          27     Financial Data Schedule (for SEC use only).

(b)     Reports on Form 8-K
         (None)

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEOMEDIA TECHNOLOGIES, INC.
                                                  Registrant

Date NOVEMBER  , 1999                 By: /s/ CHARLES W. FRITZ
     ----------------                    ---------------------------------------
                                      Charles W. Fritz, President, Chief
                                        Executive Officer and Chairman of the
                                        Board

Date NOVEMBER  , 1999                 By: /s/ CHARLES T. JENSEN
     ----------------                    ---------------------------------------
                                         Charles T. Jensen, Vice President,
                                         Chief Financial Officer, Treasurer and
                                         Director

                                  EXHIBIT INDEX

SEQUENTIAL        EXHIBIT
PAGE NUMBER       NUMBER       DOCUMENT

12                 27.1        Article 5 Financial Data Schedule for September
                               30, 1999