Form 10KSB40
period 1999-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2000-03-30
CIK 1022701

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB
(Mark One)

              [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD ________ TO ________ .

                         COMMISSION FILE NUMBER 0-21743


                           NEOMEDIA TECHNOLOGIES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                DELAWARE                                         36-3680347
    -------------------------------                          -------------------
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


     2201 SECOND STREET, SUITE 600
          FORT MYERS, FLORIDA                                       33901
----------------------------------------                         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


          ISSUER'S TELEPHONE NUMBER (INCLUDING AREA CODE) 941-337-3434

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:



                                             NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                ON WHICH REGISTERED
           -------------------                -------------------
      COMMON STOCK, PAR VALUE $.01         NASDAQ SMALL CAP MARKET

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Issuer's consolidated revenue for its most recent fiscal year was $25,256,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on March 3, 2000 ($14.50) was $132,008,348. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

     As of March 3, 2000, there were outstanding 12,531,431 shares of the issuer's Common Stock.



                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

================================================================================

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

BUSINESS OVERVIEW

     Since inception, NeoMedia has been helping customers and partners assimilate new technology without discarding their investment in programs and processes. To help accomplish these objectives, NeoMedia operates as two distinct business units: Application Service Provider (NeoMedia ASP) and Systems Integration Services (NeoMedia SI). NeoMedia ASP's mission is to become the world's leading provider of systems and services that link print and print on products to web-based information, while the mission of NeoMedia SI is to provide the highest level of expertise and customer satisfaction through the utilization of new technologies and to provide resources to fund the Company's investment in NeoMedia ASP.

NEOMEDIA ASP

     NeoMedia ASP was launched to commercialize NeoMedia's patented technology for seamlessly linking printed material to the internet. This technology has been developed over the past four years. Management believes this technology has the potential to provide the industry standard for linking the worlds of print and electronic media. The commercialization of products using this technology was begun during 1999.

     There are three groups of technology in the ASP business unit: (I) NeoLink/trademark/ (II) PaperData, and (III) NeoSure:

     (I) NEOLINK/trademark/

     NeoLink/trademark/ is technology (formerly called Intelligent Documents or IDOCs) that allows the user to use a bar code, word, or numbers on a printed page or product (like UPC/EAN codes) to link to a specific webpage by either scanning the code or typing in the word or number. NeoLink/trademark/ automatically launches the users web browser and takes the user to that specific webpage without the user having to log on to the web and type in the URL or use of a search engine to find the webpage. The technology also allows the gathering of information identifying the document or product being scanned as well as information regarding the demographics of the user making the inquiry. This demographic information can be compiled and marketed to companies who want to know who is viewing their websites, and also provide for custom profile routing. NeoLink/trademark/ technology is used in the following products:

        PAPERCLICK SERVICE FOR PUBLISHERS AND ADVERTISERS

     PaperClick/trademark/ Service is a web-based virtual portal (www.paperclick.com) for publishers and advertisers. It allows them to create their own links to webpages and print a Paperclick code that consists of a number or word as well as a barcode. Users type the short PaperClick code or scan a Paperclick barcode to connect directly to Web-related information. Using PaperClick codes, publishers are able to extend printed story scope with links to interactive content, and at the same time, deliver display ads, classified ads, directories, or direct marketing material. Advertisers can provide to potential customers direct access to a Webpage that can provide more information on the product, provide instant e-commerce to buy the product or even show videos about the product. Demographic information can be compiled and marketed to the publishers and advertisers.

                                                               [GRAPHIC OMITTED]


        PAPERCLICK ENTERPRISE/trademark/

     PaperClick Enterprise is the enhanced version of PaperClick featuring the ability to create an unlimited number of PaperClick codes. Profiled Routing allows publishers to tailor content according to reader profile information, control bar display options, and measure commercial effectiveness through Demographic Reporting.

        PAPERCLICK TOGO/trademark/ FOR CELL PHONES

     PaperClick ToGo (www.paperclick.com) provides direct access to the World Wide Web via cell phones and personal data assistants (PDAs) employing wireless markup protocol (WAP). PaperClick ToGo converts any URL address, regardless of length, into a short telephone number-like PaperClick code. Use of the shorter PaperClick numeric codes provides simple and direct access to the Internet from small hand held devices with limited keypads. PaperClick ToGo compliments Paperclick for Publishers and Advertisers, giving consumer a convenient way to access Internet information using cellular service.

                                                               [GRAPHIC OMITTED]

        PAPERCLICK TOGO/trademark/ FOR PALM OS

     PaperClick ToGo for Palm OS allows convenient capture and storage of Paperclick codes on a Palm Pilot (or any Palm OS device) at any time or location. After returning to a PC, the codes automatically transfer at synchronization of the Palm Pilot. This freeware application is a standard Palm OS application that works with Graffiti and the Palm's pop-up keyboards, in addition to the built-in numeric keypad included on the main screen.

                                                               [GRAPHIC OMITTED]

     (II) PAPERDATA/trademark/

     PaperData/trademark/ is a technology that addresses the problem of converting a digital file into a print image while maintaining all of the attributes of the file. During the process of converting a digital file to a print image, valuable information regarding attributes of the data itself are lost, such as font specifications, file identifiers, spreadsheet formulas and database references. In order to access an original digital document, the reader must either copy the original file to digital media (a computer disk) and then distribute it, or transfer the file over a data network (email). The Paperdata technology allows users to directly embed a digital data file via a barcode on a printed document. This document can then be transmitted as a piece of paper would. The new user can scan the barcode and the digital version of the document is launched. This technology makes it possible for barcodes on paper to act as computer disks. The preproduction design of PaperData/trademark/ is complete, but the production design and future commercialization has not yet occurred.

     (III) NEOSURE/trademark/

     NeoSure/trademark/ is a technology for protecting negotiable printed commercial documents, such as checks, money orders, coupons, food stamps and gift certificates, from counterfeit and forgery. This patent-pending technology incorporates NeoMedia's NeoLink/trademark/ and PaperData/trademark/ technologies with U.S. Checks patented UV-Smart/trademark/ paper stock identification techniques and an on-line registration database. When used concurrently, this system verifies that a document is authentic, has not been modified and that the transaction has not been duplicated. The system can also be used to automate the processing of printed transactional documents, such as checks and gift certificates, as well as link documents to specific individuals for specific transactions in order to prevent unauthorized use. NeoMedia has filed several extensive patent applications on the use of NeoSure/trademark/ and other related technologies for linking, securing and promoting web-commerce from print media, such as coupons, catalogs and direct mail. The preproduction design of NeoSure/trademark/ is complete, but the production design and future commercialization has not yet occurred.

     Other products sold by the ASP unit include:

        PACER ADVANTAGE 2000

     Pacer Advantage 2000 is a comprehensive Internet tool that automates customer profiling and ordering processes for multi-level marketing directors. Specifically, Pacer Advantage 2000 calculates the recommended quantity and shipping schedule for prospective customers then links the information to an e-Commerce site for initial order processing and automatic product replenishment.

        MAXICODE ENCODER/trademark/

     MaxiCode Encoder/trademark/ is a software program developed by NeoMedia to enable high speed /high volume printers to generate industry standard Maxicode barcodes.

        PDF417 ENCODER/trademark/

     PDF417 Encoder/trademark/ is a software program developed by NeoMedia to enable high speed/high volume printers to generate industry standard PDF417 barcodes. This product has been developed to deliver the smallest possible PDF417 barcode for any given data set. (This process is known as optimal encoding)

NEOMEDIA SI

     NeoMedia SI re-markets equipment and software products from third-parties, renders system integration services, provides proprietary software for document management and production systems, migrates programs and databases from closed system to open system platforms, and adds customized applications to an existing system platform. This business unit is establishing itself in the technology industry by working closely with customers and business partners in integrating new technologies while leveraging previous system infrastructure investments.

     The following products are offered by NeoMedia SI:

     SUN MICROSYSTEMS EQUIPMENT

     NeoMedia SI provides sales and support of UNIX/trademark/ based solutions. The company's broad product knowledge and unique relationship with Sun Microsystems provides outstanding benefits for customers. NeoMedia is the first Sun-Netscape Alliance Channel Partner in the Midwest U.S. region to receive Level III certification for the iPlanet suite of software products.

     IBM COMPUTER EQUIPMENT

     NeoMedia SI provides solutions in systems integration, e-business, server consolidation and business intelligence of IBM products.

     THE INTEGRATED DOCUMENT FACTORY/trademark/ (IDF)

     The IDF is a suite of software tools that apply modern manufacturing principles and process controls at large print-to-mail centers. The IDF integrates computer and printer hardware with software programs to coordinate and streamline the entire print production process from design customization through production, assembly and distribution.

     WISP/trademark/ (WANG INTERCHANGE SOURCE PROCESSOR)

     WISP is a software toolkit for converting WANG VS COBOL applications so they can be run on Microsoft Windows or UNIX computers. This toolkit enables users an alternative to manually changing the applications.

CUSTOMERS

     NEOMEDIA ASP. NeoMedia ASP has several customers using its products and services, including Amway and the Mexico City Government. However, there is no one significant customer to date. The Company is aggressively pursuing numerous other opportunities for its products and services.

     NEOMEDIA SI. Although NeoMedia SI provides services and products to a spectrum of customers, ranging from closely-held companies to Fortune 500 companies, for the years ended December 31, 1999 and 1998, one customer, Ameritech Services, Inc. ("Ameritech"), accounted for 23.9% and 24.9%, respectively, of NeoMedia SI's revenue. NeoMedia SI expects sales to Ameritech as a percentage of total sales to decline in the future. Furthermore, NeoMedia does not have a written agreement with Ameritech and, therefore, there are no contractual provisions to prevent Ameritech from terminating its relationship with NeoMedia at any time. Accordingly, the loss of this customer, or a significant reduction by it in buying the products and services offered by NeoMedia, absent diversification, would materially and adversely affect NeoMedia SI's revenues and results of operations. In addition, the equipment and software which is re-marketed to this customer is supplied by a single supplier. Accordingly, the loss of this supplier would materially adversely affect NeoMedia SI. For these reasons, NeoMedia SI is seeking, and continues to seek, to diversify its sources of revenue and vendors from whom it purchases.

SALES AND MARKETING

     NEOMEDIA ASP. NeoMedia ASP markets its products and services primarily through its direct sales force, which was composed of 10 personnel as of December 31, 1999. NeoMedia ASP currently maintains a domestic sales office in New York, New York and international sales offices in Monterey, Mexico and Vienna, Austria. NeoMedia ASP has built an extensive network of resellers (both VARs and agents) that are trained to resell the Paperclick products and services. During 1999, an agent agreement was entered into with A.T. Cross Company ("Cross"). The agreement allows Cross to bundle NeoMedia's NeoLink/trademark/ technology products with Cross's pen/scan device. NeoMedia ASP is currently working on other partnerships and agent relationships to collectively supplement the Company's internal sales and marketing staff.

     During 1998, NeoMedia acquired a customer list for total consideration of $1,155,000, including 120,000 shares of NeoMedia common stock valued at $827,000 (giving effect to the common stock being unregistered and "restricted" securities as such term is defined in Rule 144 of the rules and regulations promulgated under the Securities Act of 1933, as amended) and cash of $292,000. Additionally, there were legal and other expenses of $36,000 that were related to this transaction. The customer list is intended to be used to develop relationships for the sale of the Company's ASP business unit products. The cost of the customer list is being amortized on the straight-line method over its estimated useful life of five years.

     NEOMEDIA SI. NeoMedia SI markets its products and services, as well as those for which it acts as a re-marketer, primarily through its direct sales force, which was composed of 14 personnel as of December 31, 1999. NeoMedia SI currently maintains a domestic sales office in suburban Chicago, Illinois. The sales organization is responsible for achieving quarterly and annual sales quotas. NeoMedia SI also relies upon its strategic alliances with industry leaders to help market its products and services, provide lead referrals and establish informal co-marketing arrangements. Representatives of NeoMedia SI attend seminar and trade shows, both as speakers and participants, to help market its products and services.

     In addition, NeoMedia SI has several agents and independent distributors in the United States, and in foreign countries that sell its products and services. NeoMedia SI anticipates that the indirect sales channel will account for an increasingly significant portion of NeoMedia SI's total revenue in future periods. Successful indirect sales efforts depend on the abilities, resources, reputations, motivations and strategies of third parties over which NeoMedia SI has little control. NeoMedia SI does not sell all its products and services through each distribution channel.

RESEARCH AND DEVELOPMENT

     NEOMEDIA ASP. NeoMedia ASP believes that its success in the internet environment depends upon its ability to quickly develop new products and services, as well as make enhancements to its existing products. NeoMedia ASP employed 19 and 12 persons in the area of product development as of December 31, 1999 and December 31, 1998, respectively. During the years ended December 31, 1999 and 1998, NeoMedia ASP incurred total research and development costs of $1,722,000 and $1,150,000, respectively, of which $807,000 and $626,000, respectively, were capitalized as software development costs and $915,000 and $524,000, respectively, were expensed as research and development costs.

     NEOMEDIA SI. All significant research and development relating to NeoMedia SI products was discontinued at the end of 1999 when the Company discontinued its Y2K business. All employees that were in this area were reassigned or released during the fourth quarter of 1999. If any future research or development is needed for this area it will be performed by NeoMedia ASP's research and development division or by outside subcontractors. During the years ended December 31, 1999 and 1998, NeoMedia SI incurred total research and development costs of $135,000 and $818,000, respectively, of which $64,000 and $273,000, respectively, were capitalized as software development costs and $71,000 and $545,000 respectively, were expensed as research and development costs.

INTELLECTUAL PROPERTY RIGHTS

     All current intellectual property is related to the ASP business unit and is managed as a corporate resource. NeoMedia received its first patent from the U.S. Patent and Trademark Office in August 1999. The patent, number 5,933,829, was allowed for the process invented by the Company for "automatic access of electronic information through secure machine-readable codes on printed documents." The Company received its second patent, number 5,978,773, in November 1999. The patent was allowed for the broad and innovative process that allows familiar print media such as magazines, catalogs, advertisements, even product labels themselves, to become the user interface to the Web. NeoMedia's proprietary technology based on these patents enables everyone, regardless of training or experience, to easily access the World Wide Web on the Internet. These two patents and their related proprietary technologies, along with other pending applications, enhance the use of the Internet for E-commerce by making it much more user friendly as well as secure. NeoMedia also has numerous other domestic and international patents and continuations pending in these and other related areas.

     NeoMedia relies upon its patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions, all of which afford only limited protection, to protect its proprietary technology and products. Although NeoMedia takes steps to protect its trade secrets, such as requiring employees with access to NeoMedia's proprietary information to execute confidentiality and non-disclosure agreements, it may be possible for unauthorized parties to copy or reverse engineer all or part of any one of NeoMedia's proprietary technology and products. Furthermore, just as there can be no assurance that a misappropriation of NeoMedia's proprietary technology and products will not occur, there can be no assurance that copyright, trademark and trade secret laws will be available in all circumstances to protect NeoMedia's rights. In addition, although the laws of the United States may protect NeoMedia's proprietary rights in its technology and products, the laws of foreign countries where NeoMedia's products may be used may not protect its proprietary rights at all or to the same extent as the laws of the United States.

     NeoMedia believes that its proprietary technology and products do not infringe upon the rights of any third parties; however, there can be no assurance that a third party will not in the future claim infringement by NeoMedia. Similarly, infringement claims could be asserted against products and technologies which NeoMedia licenses from third parties.

     NeoMedia may provide some of its products to end users using non-exclusive, non-transferable licenses which provide that the licensee may use the software solely for internal operations on designated computers at specific sites or by a specified number of users. NeoMedia generally does not make source codes available for its products.

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

COMPETITION

     NEOMEDIA ASP. The markets in which NeoMedia ASP competes are relatively new. The Company does not believe that it has any significant competition in the area. There are companies that offer similar products but do not necessarily offer the same level of functionality or scalability. NeoMedia also has a significant portfolio of both invented and acquired patents to support its proprietary technologies and provide a barrier to entry for potential competitors.

     NEOMEDIA SI. The largest competition, in terms of number of competitors, is for customers desiring systems integration, including the re-marketing of another party's products, and document solutions. These competitors range from the local, small privately held companies to the large national and international organizations, including the large consulting firms. A large number of companies act as re-marketers of another party's products, and therefore, the competition in this area is intense. In some instances, NeoMedia, in acting as a re-marketer, may compete with the original manufacturer.

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

GOVERNMENT REGULATION

     Existing or future legislation could limit the growth of use of the Internet, which would curtail our revenue growth. Statutes and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Congress recently passed laws regarding children's online privacy, copyrights and taxation. The law remains largely unsettled, even in areas where there has been legislative action. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet, e-commerce and online advertising. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad.

     Our website allows for the storage of demographic data from our users. The European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to collect and use information in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

ENVIRONMENTAL PROTECTION COMPLIANCE

     NeoMedia has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. NeoMedia has not expended any capital to comply with any environmental protection statutes and does not anticipate that such expenditures will be necessary in the future.

EMPLOYEES

     As of December 31, 1999, NeoMedia employed 88 persons. Of the 88 employees, 44 are located at the Company's headquarters in Fort Myers, FL, 30 at other domestic locations and 14 are located outside the United States. Of the 88 employees, 35 are dedicated to NeoMedia ASP, 29 are dedicated to NeoMedia SI, and 24 provide shared services used by both business units. None of NeoMedia's employees are represented by a labor union or bound by a collective bargaining agreement. NeoMedia believes that its employee relations are good.

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

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     NeoMedia operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in Item 1 (Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in NeoMedia's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in NeoMedia's Form S-3 Registration Statement , effective July 22, 1999. The forward-looking statements are based on the beliefs of the management of NeoMedia, as well as assumptions made by, and information currently available to, NeoMedia's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause NeoMedia's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, NeoMedia's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than NeoMedia, the availability of sufficient capital, NeoMedia's ability to identify the right product mix, , NeoMedia's ability to operate effectively in geographical areas in which it has no prior experience, the maturation and success of NeoMedia's strategy to develop, market and sell its products and services, risks inherent in conducting international business, risks associated with selling proprietary licenses and conducting a consulting services business, changes in NeoMedia's product and service mix and product and service pricing, the effectiveness of NeoMedia's efforts to control operating expenses, general economic and business conditions affecting NeoMedia and its customers in the United States and other countries in which NeoMedia sells and anticipates to sell its products and services, and NeoMedia's ability to: (i) obtain additional financing on terms acceptable to the Company, or at all, to allow the Company to continue its operations as currently proposed;
(ii) develop, market and sell existing and acquired products for its patented technology; (iii) adjust to changes in technology, customer preferences, enhanced competition and new competitors in the print-to-internet technology market; (iv) protect its proprietary patent rights from infringement or misappropriation; (v) maintain or enhance its relationships with business partners and vendors; and (vi) attract and retain key employees. There can be no assurance that NeoMedia will be able to identify, develop, market, sell or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that NeoMedia will be able to respond effectively to technological changes. There can be no assurance that NeoMedia will not encounter technical or other difficulties that could delay introduction of new products in the future. If NeoMedia is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected. NeoMedia is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 2. DESCRIPTION OF PROPERTIES

     NeoMedia's principal executive, development and administrative office is located at 2201 Second Street, Suite 600, Fort Myers, Florida 33901. NeoMedia occupies approximately 15,000 square feet under terms of a written lease from an unaffiliated party expiring on August 12, 2000. NeoMedia has a sales facility at 2150 Western Court, Suite 230, Lisle, Illinois 60532, where NeoMedia occupies approximately 6,000 square feet under the terms of a written lease from an unaffiliated party expiring on October 31, 2000.

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

     The Company also leases office space in one other domestic location and three international locations. These offices are primarily used for its sales efforts.

     NeoMedia leases from Charles W. Fritz (NeoMedia's President) and his wife, pursuant to a verbal, month-to-month lease, space at 6054 Timberwood Circle, #240, Fort Myers, Florida 33908, which it currently uses as temporary housing for employees relocating to or visiting Fort Myers. Although this lease is between affiliated parties, NeoMedia believes that it is on terms no less favorable to it than could be obtained from unaffiliated parties.

     NeoMedia believes that its existing office space is adequate to meet its current and short-term requirements.

ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 1999, NeoMedia was not a party to any material legal proceedings except as follows:

     Gerald Willis, a former consultant to NeoMedia, has filed an arbitration claim against NeoMedia with the American Arbitration Association for an undetermined amount "in excess of $300,000" for an alleged breach by the Company of a Consulting Agreement dated August 1, 1997. The Consulting Agreement was entered into in connection with a stock purchase transaction, whereby the Company acquired all of the shares of stock in Allegiant Legacy Solutions, Inc. (ALS) from both ALS's stockholders, Gerald Willis and George Luntz. The Company believes that Mr. Willis has breached the Consulting Agreement, and disputes that it owes Mr. Willis any amounts thereunder. The company filed a counterclaim in the arbitration against Mr. Willis for $291,300, plus attorneys' fees. As of March 8, 2000, no settlement discussions have yet occurred between the Company and Mr. Willis' attorney. The arbitration of this case is scheduled for hearing May 22-24, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of NeoMedia security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     (a) MARKET INFORMATION. NeoMedia's common stock and warrants began trading on The Nasdaq Small Cap Stock MarketSM under the symbol "NEOM" on November 25, 1996, the date of its initial public offering. Prior to such time there was no established public trading market for NeoMedia's common stock. The Company also trades on the Frankfurt Stock Exchange.

     Set forth below is the range of high and low sales prices for the common stock and warrants for the periods indicated as reported by NASDAQ. The quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

TYPE OF SECURITY        PERIOD ENDED                     HIGH            LOW
----------------        ------------                     ----            ---
Common Stock            March 31, 1998                  $  9.13         $ 6.06
                        June 30, 1998                   $ 10.13         $ 4.50
                        September 30, 1998              $  6.00         $ 2.44
                        December 31, 1998               $  3.00         $ 1.50
                        March 31, 1999                  $  5.25         $ 2.75
                        June 30, 1999                   $  7.25         $ 4.03
                        September 30, 1999              $  9.88         $ 5.50
                        December 31, 1999               $  7.00         $ 4.25

     (b) HOLDERS. As of March 3, 2000, there were 149 holders of record of NeoMedia's common stock. NeoMedia believes that it has a greater number of shareholders because a substantial number of NeoMedia's common stock is held of record in street name by broker-dealers for their customers.

     (c) DIVIDENDS. As of March 3, 2000, NeoMedia has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its businesses. As of March 3, 2000, NeoMedia has a letter of credit with Bank One, Chicago, Illinois, the terms of which require Bank One's written permission prior to the declaration of cash dividends.

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

     In November 1998, NeoMedia borrowed $500,000, in two separate notes from unrelated third parties. These notes were due in November, 1999 with an interest rate of 20%. One $250,000 note was extended until January 6, 2000, and the other was extended until February 25, 2000. These notes were secured by 375,000 shares of NeoMedia's common stock by placing them in an escrow account. These shares are considered issued but not outstanding. As part of obtaining the financing, 37,500 stock warrants, exercisable at $2.00 per share, were issued to the lender. These warrants were exercised in February 2000. As of March 3, 2000, both notes have been repaid and the 375,000 shares securing the notes are in the process of being released from escrow and retired by the Company.

     In January, 1999, the Company issued 82,372 shares of the Company's Common Stock to a related party at a price of $3.03 per share. In connection with the sale, the Company also issued 8,237 warrants with an exercise price of $3.04.

     In January, 1999, the Company issued 145,000 shares of the Company's Common Stock at a price of $3.50 per share to unrelated parties. In connection with the sale, the Company also issued 7,286 warrants with an exercise price of $3.50 and 170,000 warrants with an exercise price of $2.13.

     In January, 1999, the Company issued 42,857 shares of the Company's Common Stock at a price of $3.50 per share to a related party. In connection with the sale, the Company also issued 4,286 warrants with an exercise price of $3.50.

     In February, 1999, the Company issued 250,000 shares of the Company's Common Stock at a price of $4.00 per share to an unrelated party. In connection with the sale, the Company also issued 100,000 warrants with an exercise price of $5.00.

     In April, 1999, the Company issued 1,000,000 shares of the Company's Common Stock at a price of $3.45 per share to an unrelated party. In connection with the sale, the Company also issued 175,000 warrants with an exercise price of $3.45.

     In May, 1999, the Company issued 65,000 shares of the Company's Common Stock at a price of $4.75 per share to an unrelated party. In connection with the sale, the Company also issued 6,500 warrants with an exercise price of $5.00.

     In June, 1999, the Company issued 250,000 shares of the Company's Common Stock at a price of $4.00 per share to an unrelated party. In connection with the sale, the Company also issued 120,000 warrants with an exercise price of $7.00.

     In September, 1999, the Company issued 210,000 shares of the Company's Common Stock at a price of $7.00 per share to an unrelated party.

     In September, 1999, the Company issued 275,231 shares of the Company's Common Stock at a price of $5.75 per share to an unrelated party. In connection with the sale, the Company also issued 27,523 warrants with an exercise price of $6.75.

     In October, 1999, the Company issued 15,000 shares of the Company's Common Stock at a price of $4.38 per share to an unrelated party. In connection with the sale, the Company also issued 1,500 warrants with an exercise price of $4.38.

     In November, 1999, the Company issued 143,334 shares of the Company's Common Stock at a price of $3.75 per share to an unrelated party. In connection with the sale, the

Company also issued 5,067 warrants with an exercise price of $5.50, 1,267 warrants with an exercise price of $4.75, 5,333 warrants with an exercise price of $4.67, and 2,667 warrants with an exercise price of $5.84.

     In January, 2000, the Company issued 381,356 shares of the Company's Common Stock at a price of $3.75 per share to an unrelated party. In connection with the sale, the Company also issued 12,571 warrants with an exercise price of $7.19, 5,400 warrants with an exercise price of $6.44, and 12,166 warrants with an exercise price of $7.37.

     In February, 2000, the Company issued 39,535 shares of the Company's common stock at a price of $6.88 per share to an unrelated party. In connection with the sale, the Company also issued 2,500 warrants with an exercise price of $12.74 and 1,454 warrants with an exercise price of $9.56.

     In February, 2000, the Company issued 50,000 shares of the Company's Common Stock at a price of $6.00 per share to an unrelated party. In connection with the sale, the Company also issued 2,982 warrants with an exercise price of $10.06.

     In March, 2000, the Company issued 1,000,000 shares of the Company's Common Stock at a price of $7.50 per share to an unrelated party. In connection with the sale, the Company also issued 275,000 warrants with an exercise price of $7.50 and 125,000 warrants with an exercise price of $15.00.

     The above issuance's of securities were made by the Company in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as offerings not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During 1999, the Company's focus shifted from Systems Integration, Migration and Y2K toward its Applications Service Provider (ASP) business. The Company sold its first license with the internally-developed NeoLink technology during the year, and in December launched its PaperClick.com virtual portal. NeoMedia's strategy is to become the worlds leading provider of systems and services that link print and print on products to web based information. The Company discontinued its Y2K product line during the fourth quarter of 1999.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     NET SALES. Total net sales for the year ended December 31, 1999 were $25.3 million, which represented a $1.8 million, or 7.7%, increase from $23.5 million for the year ended December 31, 1998. This increase primarily resulted from higher resales of technology equipment during the year, offset by lower services revenue.

     LICENSE FEES. License fees remained unchanged at $2.4 million for the years ended December 31, 1999 and December 31, 1998. Cost of sales as a percentage of related sales was 26.4% during 1999 compared to 11.6% during 1998. This increase in the cost of sales as a percentage of related sales was primarily due to the increased sales of licenses with royalties.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $2.8 million, or 16.6%, to $19.7 million for the year ended December 31, 1999, as compared to $16.9 million for the year ended December 31, 1998. This increase primarily resulted from increased resales of Sun Microsystems equipment. Cost of sales as a percentage of related sales was 87.7% during 1999, compared to 86.6% during 1998.

     SERVICE FEES. NeoMedia's service fees decreased by $1.2 million, or 27.9%, to $3.1 million for the year ended December 31, 1999, compared to $4.3 million for the year ended December 31, 1998. This decrease was primarily due to lower sales of services related to the installation services of value-added equipment resales, as well as reduced revenue from referral fees for third-party services. Cost of service fees as a percentage of related sales increased to 109.1% during 1999 from 86.4% during 1998 primarily due to the decrease in services revenue.

     AMORTIZATION OF CAPITALIZED SOFTWARE AND PATENTS. Amortization of capitalized software and patents included in cost of sales was $1,142,000 in 1999 compared to $596,000 in 1998. This increase was primarily due to amortizing patent costs related to the acquired Solar patent in 1999 and expensing the Company's Y2K products at the end of 1999.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses decreased $3.2 million, or 32.0%, to $6.8 million for the year ended December 31, 1999 from $10.0 million for the year ended December 31, 1998, as a result primarily of reductions in marketing expenses and a reduction in selling expenses related to Y2K products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.4 million, or 8.2%, to $5.3 million for the year ended December 31, 1999, from $4.9 million for the year ended December 31, 1998. This increase was due to an increase in the allowance for doubtful accounts at December 31, 1999.

     RESEARCH AND DEVELOPMENT. During the year ended December 31, 1999, NeoMedia charged to expense $986,000 of research and development expenses, a decrease of $83,000 or 7.8% compared to $1,069,000 charged to expense for the year ended December 31, 1998. This decrease was due to an increase in capitalization of development costs related to the ASP products. To the extent the Company can obtain additional capital, it will continue to make significant investments in research and development.

     INTEREST EXPENSE (INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest (income)/expense increased by $347,000, or 287%, to $226,000 for the year ended December 31, 1999 from $(121,000) for the year ended December 31, 1998, due to the interest income earned in 1998 on the proceeds from common stock purchase warrants exercised in the fourth quarter of 1997, as well as higher interest payments on debt obtained at the end of 1998.

     NET LOSS. The net loss for the year ended December 31, 1999 was $10.5 million, which represented a $1.0 million, or 8.7% decrease from a $11.5 million loss for the year ended December 31, 1998. The decrease was primarily due to reduced marketing expenses and a decrease in selling expenses related to Y2K products. This was offset by a lower gross profit caused by lower service revenue and increased software amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the period January 1, 2000 through March 17, 2000, the Company has successfully obtained approximately $9.5 million of equity financing and $2.9 million from exercises of warrants and employee stock options. The Company also received a commitment from an unrelated third party to invest up to $7.5 million in the Company through the purchase of unissued shares of common stock at a price of $7.50 per share. In connection with the additional financing, 125,000 warrants at an exercise price of $7.50 and 125,000 warrants at an exercise price of $15.00 will be issued. The unrelated party will also be nominated for a position on NeoMedia's Board of Directors. Management believes that this additional financing, together with revenue from operations, will be sufficient to sustain operations for the remainder of 2000.

     Subsequent to December 31, 1999, the Company has undertaken the following initiatives:

     o Through March 17, 2000, the Company has raised $9.5 million from private placements.

     o Through March 17, 2000, the Company has raised $2.7 million from the exercise of stock warrants.

     o Through March 17, 2000, the Company has raised $223,000 from the exercise of employee stock options.

     o    Unrestricted cash on hand as of March 17, 2000, was $11.9 million.

     Net cash used in operating activities for the year ended December 31, 1999 and 1998, was $7.5 million and $7.1 million, respectively. During 1999, trade accounts receivable inclusive of costs in excess billings decreased $1.8 million, while accounts payable, accrued expenses and deferred revenue decreased $1.7 million. During 1998, trade accounts receivable inclusive of costs in excess of billings decreased $197,000, while accounts payable, accrued expenses and deferred revenue increased $2.1 million. NeoMedia's net cash flow used in investing activities for the year ended December 31, 1999 and 1998, was $1.6 million and $2.4 million, respectively. This increase resulted from the decreased acquisition of property and equipment, as well as a decrease in purchases of intangible assets.

YEAR 2000 ISSUES

     The Year 2000 (Y2K) issue (i.e. the ability of computer systems to recognize a date using "00" as the year rather than 1900) affects all companies and organizations. As a result of the Company's Y2K efforts, no significant internal problems have occurred to date. The Company has not experienced any problems with suppliers, vendors, customers, or financial institutions. There were no significant expenditures related to Y2K compliance, and the Company does not anticipate any further expenses associated with Y2K.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements to this Form 10-KSB are attached commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On July 7, 1999, the Company filed a Report on Form 8-K reporting that KPMG LLP had resigned as the Company's independent auditors. In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1998 and in the subsequent interim periods, there were no disagreements with KPMG LLP on any matters of accounting principles or practice, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report. Effective July 14, 1999, the Company engaged Arthur Andersen LLP to audit the Company's consolidated financial statements for the fiscal year ending December 31, 1999.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoMedia Technologies, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
-----------------------
ARTHUR ANDERSEN LLP


Tampa, Florida
February 25, 2000
(except with respect to the matter
discussed in Note 15, as to which
the date is March 17, 1999)

                         INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors of NeoMedia Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those stadards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit, and working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP
------------
KPMG LLP


Miami, Florida
March 12, 1999

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  DECEMBER 31,
                                                                           ---------------------------
                                                                               1999           1998
                                                                           ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents, including restricted amounts of $944 in 1999
   and $750 in 1998.....................................................    $   3,404      $   1,350
 Short-term investments ................................................          150             --
 Trade accounts receivable, net of allowance for doubtful accounts of
   $888 in 1999 and $225 in 1998........................................        3,419          5,690
 Amounts due from related parties ......................................           --              4
 Costs and estimated earnings in excess of billings on
   uncompleted contracts ...............................................           --            222
 Inventories ...........................................................           57             --
 Prepaid expenses and other current assets .............................          264            849
                                                                            ---------      ---------
   Total current assets ................................................        7,294          8,115
                                                                            ---------      ---------
Property and equipment, net ............................................          545            786
Intangible assets, net .................................................        5,296          3,729
Other long-term assets .................................................          522             --
                                                                            ---------      ---------
   Total assets ........................................................    $  13,657      $  12,630
                                                                            =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ......................................................    $   4,892      $   5,898
 Accrued expenses ......................................................          720          1,000
 Stock liability .......................................................        1,863             --
 Current portion of long-term debt .....................................          625            577
 Sales taxes payable ...................................................          454            430
 Billings in excess of costs and estimated earnings on
   uncompleted contracts ...............................................          131             --
 Deferred revenues .....................................................          265            656
 Other .................................................................           11              7
                                                                            ---------      ---------
   Total current liabilities ...........................................        8,961          8,568
                                                                            ---------      ---------
Long-term debt, net of current portion .................................          676            801
                                                                            ---------      ---------
   Total liabilities ...................................................        9,637          9,369
                                                                            ---------      ---------
Shareholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized,
   none issued or outstanding ..........................................           --             --
 Common stock, $.01 par value, 50,000,000 shares authorized,
   12,398,389 shares issued in 1999 (12,023,389 outstanding) and
   9,074,080 shares issued in 1998 (8,699,080 outstanding) .............          119             87
 Additional paid-in capital ............................................       36,367         25,168
 Accumulated deficit ...................................................      (32,466)       (21,994)
                                                                            ---------      ---------
   Total shareholders' equity ..........................................        4,020          3,261
                                                                            ---------      ---------
    Total liabilities and shareholders' equity .........................    $  13,657      $  12,630
                                                                            =========      =========

The accompanying notes are an integral part of these consolidated balance sheets.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          YEARS ENDED DECEMBER 31,
                                                                        -----------------------------
                                                                             1999            1998
                                                                        --------------   ------------
NET SALES:
 License fees .......................................................   $    2,430       $   2,362
 Resales of software and technology equipment .......................       19,678          16,854
 Service fees .......................................................        3,148           4,262
                                                                        ----------       ---------
   Total net sales ..................................................       25,256          23,478
                                                                        ----------       ---------
COST OF SALES:
 License fees .......................................................          648             275
 Resales of software and technology equipment .......................       17,247          14,596
 Service fees .......................................................        3,433           3,682
 Amortization of capitalized software and patent costs ..............        1,142             596
                                                                        ----------       ---------
   Total cost of sales ..............................................       22,470          19,149
                                                                        ----------       ---------
GROSS PROFIT ........................................................        2,786           4,329
Sales and marketing expenses ........................................        6,765           9,990
General and administrative expenses .................................        5,281           4,886
Research and development costs ......................................          986           1,069
                                                                        ----------       ---------
Loss from operations ................................................      (10,246)        (11,616)
Interest expense (income), net ......................................          226            (121)
                                                                        ----------       ---------
NET LOSS ............................................................   $  (10,472)      $ (11,495)
                                                                        ==========       =========
NET LOSS PER SHARE--BASIC AND DILUTED ...............................   $    (1.01)      $   (1.34)
                                                                        ==========       =========
Weighted average number of common shares--basic and diluted .........   10,377,478       8,560,849
                                                                        ==========       =========

 The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                               -----------------------------
                                                                                    1999            1998
                                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................     $ (10,472)      $ (11,495)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization .............................................         2,029           1,081
 Provision for doubtful accounts ...........................................           665             547
 Fair value of stock based compensation granted for
   professional services ...................................................            28              91
 Changes in operating assets and liabilities
  Trade accounts receivable ................................................         1,606             419
  Costs and estimates earnings in excess of billings on
    uncompleted contracts ..................................................           222            (222)
  Other current assets .....................................................           382              76
  Long-term assets .........................................................          (522)             --
  Accounts payable and accrued expenses ....................................        (1,286)          1,517
  Billings in excess of costs and estimates earnings on
    uncompleted contracts ..................................................           131              --
  Deferred revenue .........................................................          (391)            539
  Other current liabilities ................................................            76             378
                                                                                 ---------       ---------
   Net cash used in operating activities ...................................        (7,532)         (7,069)
                                                                                 ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets .....        (1,470)         (1,980)
Acquisition of property and equipment ......................................          (127)           (428)
                                                                                 ---------       ---------
   Net cash used in investing activities ...................................        (1,597)         (2,408)
                                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of $148 issuance costs......         8,172              --
Net proceeds from exercise of stock warrants ...............................            75              --
Net proceeds from exercise of stock options ................................         1,061             280
Repayment from shareholder .................................................            --               2
Borrowings under notes payable and long-term debt ..........................         2,000             464
Repayments on notes payable and long-term debt .............................          (125)           (202)
                                                                                 ---------       ---------
   Net cash provided by financing activities ...............................        11,183             544
                                                                                 ---------       ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .....................................................         2,054          (8,933)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................         1,350          10,283
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR .....................................     $   3,404       $   1,350
                                                                                 =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Restricted cash balances at December 31 ...................................     $     944       $     750
 Interest paid during the year .............................................           146             156
 Non-cash investing and financing activities:
  Fair value of shares issued to acquire customer list .....................            --             827
  Fair value of warrants granted in conjunction with acquisition
    of patents .............................................................            --             432
  Conversion of short-term debt to equity ..................................         2,000              --
  Issuance costs for shares issued through private placements ..............           112              --
  Stock liability due upon issuance of patent ..............................         1,863              --

   The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  COMMON STOCK          ADDITIONAL                        TOTAL
                                             -----------------------     PAID-IN      ACCUMULATED     SHAREHOLDERS'
                                                SHARES       AMOUNT      CAPITAL        DEFICIT          EQUITY
                                             ------------   --------   -----------   -------------   --------------
BALANCE, DECEMBER 31, 1997 ...............    8,295,291       $ 83       $23,542       $ (10,499)      $  13,126
Exercise of employee options .............      273,789          3           277              --             280
Fair value of shares issued in
  conjunction with the acquisition of
  a customer list ........................      120,000          1           826              --             827
Fair value of shares and
  options issued for professional
  services rendered ......................       10,000         --            54              --              54
Fair value of warrants granted
  in conjunction with the acquisition
  of patents .............................           --         --           432              --             432
Fair value of warrants granted in
  conjunction with financing, net of
  $47 of issuance costs...................           --         --            37              --              37
Net loss .................................           --         --            --         (11,495)        (11,495)
                                              ---------       ----       -------       ---------       ---------
BALANCE, DECEMBER 31, 1998 ...............    8,699,080         87        25,168         (21,994)          3,261
                                              ---------       ----       -------       ---------       ---------
Exercise of employee options .............      611,854          6         1,055              --           1,061
Common stock through private
  placement, net of $260 of
  issuance costs .........................    1,978,794         20         8,039              --           8,058
Fair value of options issued for
  professional services rendered .........           --         --            28              --              28
Exercise of warrants .....................      231,764          1            74              --              76
Fair value of stock granted in
  conjunction with financing .............      501,897          5         2,003              --           2,008
Net loss .................................           --         --            --         (10,472)        (10,472)
                                              ---------       ----       -------       ---------       ---------
BALANCE, DECEMBER 31, 1999 ...............   12,023,389       $119       $36,367       $ (32,466)      $   4,020
                                             ==========       ====       =======       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries, NeoMedia Migration, Inc., a Delaware corporation; Distribuidora Vallarta, S.A. incorporated in Guatemala; Allegiant Legacy Solutions, Inc. ("Allegiant") (which was merged into NeoMedia Technologies, Inc. in December 1997); NeoMedia Technologies of Canada, Inc. incorporated in Canada; NeoMedia Tech, Inc. incorporated in Delaware; NeoMedia EDV GmbH incorporated in Austria; NeoMedia Technologies Holding Company B.V. incorporated in the Netherlands; NeoMedia Technologies de Mexico S.A. de C.V. incorporated in Mexico; NeoMedia Migration de Mexico S.A. de C.V. incorporated in Mexico; NeoMedia Technologies do Brasil Ltd. incorporated in Brazil and NeoMedia Technologies UK Limited incorporated in the United Kingdom, and are collectively referred to as "NeoMedia" or the "Company". The consolidated financial statements of NeoMedia are presented on a consolidated basis for all periods presented. The merger with Allegiant on September 25, 1997 was accounted for as a pooling of interests, and accordingly, all financial information has been restated as if the entities were combined for all prior periods. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

NATURE OF BUSINESS OPERATIONS

     Since inception, NeoMedia has been helping customers and partners assimilate new technology without discarding their investment in programs and processes. To help accomplish these objectives, NeoMedia operates as two distinct business units: Application Service Provider (NeoMedia ASP) and Systems Integration Services (NeoMedia SI). NeoMedia ASP provides systems and services that link print and print on products to web-based information. NeoMedia SI provides computer technology equipment and systems integration services to customers.

     NEOMEDIA ASP

     NeoMedia ASP was launched to commercialize NeoMedia's patented technology for seamlessly linking printed material to the internet. This technology has been developed over the past four years. Management believes this technology has the potential to provide the industry standard for linking the worlds of print and electronic media. The commercialization of products using this technology was begun during 1999.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS--(CONTINUED)

     NEOMEDIA SI

     NeoMedia SI re-markets equipment and software products from third-parties, renders system integration services, provides proprietary software for document management and production systems, migrates programs and databases from closed system to open system platforms, and adds customized applications to an existing system platform. This business unit is establishing itself in the technology industry by working closely with customers and business partners in integrating new technologies while leveraging previous system infrastructure investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash equivalents includes restricted amounts of $944,000 as of December 31, 1999 and $750,000 as of December 31, 1998 (Note 6).

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     License revenues represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Software and technology equipment resales represent revenue from the resale of purchased third party hardware and software products. Service fees represent revenue from consulting, education and post contract customer support services. Effective January 1, 1998, NeoMedia adopted the software license revenue recognition provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. Specifically, license revenue is

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable. The impact of the adoption of SOP 97-2 was not material to NeoMedia's consolidated financial statements. The substantial majority of software license revenue has been recognized on a percentage of completion basis, along with the associated services being provided.

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

COMPREHENSIVE INCOME

     NeoMedia adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires companies to report comprehensive income. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources. For the years ended December 31, 1999 and 1998, changes in NeoMedia's shareholders' equity consisted of its net loss, stock based compensation, certain equity offerings, along with the exercise of stock options. Accordingly, comprehensive loss as defined by SFAS 130 was the net loss in the accompanying consolidated statement of operations.

INVENTORIES

     Inventories are stated at the lower of cost or market, and at December 31,1999 was comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less allowances for accumulated depreciation. Repairs and maintenance are charged to expense as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     Depreciation expense was $367,000 and $290,000 for the years ended December 31, 1999 and 1998, respectively.

INTANGIBLE ASSETS

     Intangible assets consist of capitalized software costs, patents, and an acquired customer list.

     Software development costs are accounted for in accordance with FASB SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, quality assurance and documentation writing, are capitalized. Once a product is made available for sale, capitalization is stopped unless the related costs are associated with a technologically feasible enhancement to the product. Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software, generally not exceeding three years, using the straight-line method.

     Patents (including patents pending and intellectual property) and acquired customer lists are stated at cost, less accumulated amortization. The acquired customer list is being amortized over a five year period. Patents are generally amortized over periods ranging from five to seventeen years.

     Amortization expense was $1,662,000 and $791,000 for the years ended December 31, 1999 and 1998, respectively.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


EVALUATION OF LONG-LIVED ASSETS

     The Company periodically performs an evaluation of the carrying value of its long-lived assets in accordance with FASB SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This evaluation consists primarily of a comparison to the future undiscounted net cash flows from the associated assets in comparison to the carrying value of the assets. As of December 31, 1999, the Company is of the opinion that no impairment of its long-lived assets has occurred.

INCOME TAXES

     In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

COMPUTATION OF NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has excluded all outstanding exercisable stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

                                                         DECEMBER 31, 1999     DECEMBER 31, 1999
                                                        -------------------   ------------------
     Outstanding Exercisable Stock Options ..........           1,398,000             1,493,000
     Outstanding Warrants ...........................           2,301,000             1,640,000

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)


FINANCIAL INSTRUMENTS

     The Company believes that the fair value of its current assets and current liabilities approximate carrying value. Certain of the Company's long-term obligations are non-interest bearing and were discounted at an assumed interest rate of approximately 9% when the obligation was entered into during 1994 (see note 7).

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers, which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $888,000 and $225,000 in its December 31, 1999 and 1998 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry (Ameritech) of $5,843,000 and $5,825,000 during the years ended December 31, 1999 and 1998, respectively, resulting in trade accounts receivable of $225,000 and $1,352,000 as of December 31, 1999 and 1998, respectively. Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 78% and 72% of NeoMedia's revenue for the years ended December 31, 1999 and 1998, respectively.

ACCOUNTING FOR STOCK OPTIONS

     Effective January 1, 1996, NeoMedia adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair-value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to continue using the accounting method in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been adopted. Under the fair-value method, compensation cost is measured at the grant date based on the

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic-value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Because NeoMedia elected to continue using the accounting method in APB 25, no compensation expense was recognized in the consolidated statement of operations for the years ended December 31, 1999 and 1998 for stock-based employee compensation. Had compensation cost for NeoMedia's stock-based compensation plan been determined using the fair-value method of accounting, NeoMedia's net loss and loss per share would have been increased to $11,731,000 or ($1.13) per share in 1999, and $13,070,000 or ($1.53) per share, in 1998.

     For grants in 1999 and 1998, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 5% for 1999 and 5% for 1998; (iii) expected volatility of 70% for 1999 and 50% for 1998 and (iv) an expected life of 4 years for options granted in 1999 and 4 years for options granted in 1998. The fair-value was determined using the Black-Scholes option-pricing model. The volatility percentages used by the Company represent management's estimate of reasonable volatility based primarily upon an average of select industry competitors. The Company's actual stock price volatility was approximately 112% and 111% during the years ended December 31, 1999 and 1998, respectively. Management believes that the average volatility percentages are more appropriate given the relatively short trading history of the Company's common stock.

     The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June of 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The FASB later issued in June 1999 SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity to

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

     On December 3, 1999 the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will implement SAB No. 101 for the quarter ended June 30, 2000. The Company is currently evaluating this SAB, but does not believe that it will have a material impact on the Company's results of operations.

3. CONTRACT ACCOUNTING

     NeoMedia periodically enters into long-term software development and consultation agreements with certain customers. As of December 31, 1999 and 1998, certain contracts were not completed and information regarding these uncompleted contracts was as follows:

                                                                  1999         1998
                                                               ----------   ---------
                                                                   (IN THOUSANDS)
   Total amount of contracts in progress ...................    $  1,995     $1,755
                                                                ========     ======
   Costs incurred to date on uncompleted contracts .........         828        944
   Estimated earnings on uncompleted contracts .............         980         (4)
                                                                --------     -------
     Subtotal ..............................................       1,808        940
   Less customer billings to date ..........................      (1,939)      (718)
                                                                --------     ------
   Costs and estimated earnings in excess of billings on
     uncompleted contracts .................................    $     --     $  222
                                                                ========     ======
   Billings in excess of costs and estimated earnings on
     uncompleted contracts .................................    $    131     $   --
                                                                ========     ======

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     As of December 31, 1999 and 1998, property and equipment consisted of the following:

                                                     1999         1998
                                                 -----------   ---------
                                                     (IN THOUSANDS)
   Furniture and fixtures ....................    $    420      $  451
   Leasehold improvements ....................         124         124
   Equipment .................................       1,290       1,164
                                                  --------      ------
     Total ...................................       1,834       1,739
   Less accumulated depreciation .............      (1,289)       (953)
                                                  --------      ------
   Total property and equipment, net .........    $    545      $  786
                                                  ========      ======

5. INTANGIBLE ASSETS

     As of December 31, 1999 and 1998, intangible assets consisted of the following:

                                                    1999          1998
                                                  --------      -------
                                                      (IN THOUSANDS)
   Capitalized and purchased software costs ..    $  4,663      $ 4,482
   Customer list .............................       1,155        1,155
   Patents and related costs .................       2,672          615
                                                  --------      -------
     Total ...................................       8,490        6,252
   Less accumulated amortization .............      (3,194)      (2,523)
                                                  --------      -------
   Total intangible assets, net ..............    $  5,296      $ 3,729
                                                  ========      =======

     In October 1994, the Company purchased, via seller financing, certain computer software from International Digital Scientific, Inc. ("IDSI"). The aggregate purchase price was $2,000,000 and was funded by an uncollateralized seller payable, without interest, in an amount equal to the greater of: (i) 5% of the collected gross revenues of NeoMedia Migration for the preceding month; or (ii) the minimum installment payment as defined, until paid in full. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (the Company's then incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount is being accreted to interest expense over the term of the note. The software acquired was amortized over its estimated useful life of three years. As of December 31, 1999 and 1998, the balance of the note payable, net of unamortized discount, was $801,000 and $931,000, respectively.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

5. INTANGIBLE ASSETS--(CONTINUED)

     During 1998, NeoMedia acquired a customer list for total consideration of $1,155,000, including 120,000 shares of NeoMedia common stock valued at $827,000 (giving effect to the common stock being unregistered and "restricted" securities as such term is defined in Rule 144 of the rules and regulations promulgated under the Securities Act of 1933, as amended) and cash of $292,000. Additionally, there were legal and other expenses of $36,000 that were related to this transaction. The customer list is intended to be used to develop relationships for the sale of the Company's products. The cost of the customer list is being amortized on the straight-line method over its estimated useful life of five years.

     During December 1998, the Company acquired the rights to certain patent filings. The Company paid a total of $125,000 in cash along with a warrant to purchase shares of the Company's common stock at a negligible value (such warrant was valued at approximately $432,000, the trading price of the underlying common stock). The Company is also liable to pay the seller an additional $1,862,500 six months from the date that the first U.S. patent application is granted. During November 1999, NeoMedia was awarded this patent by the US Patent and Trademark Office for a process that allows automatic access of electronic information through secure machine-readable codes on printed documents. As of December 31, 1999, the Company has recorded a liability for this transaction in the amount of $1,862,500. The payment may be settled by the Company either in cash or through the issuance of additional warrants to purchase Company common stock at negligible values. Based upon currently available working capital, the Company anticipates that the obligation will be settled through the issuance of additional warrants.

6. FINANCING AGREEMENTS

     The Company has an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Borrowings are collateralized by accounts receivable generated from the sales of merchandise to NeoMedia's customers. In addition, as of December 31, 1999, a $750,000 letter of credit was issued to the benefit of the commercial finance company. NeoMedia collateralized this letter of credit with a $750,000 certificate of deposit. As of December 31, 1999 and 1998, amounts due under this financing agreement included in accounts payable were $1,509,000 and $2,835,000, respectively.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT

     As of December 31, 1999 and 1998, long-term debt consisted of the following:

                                                                                1999        1998
                                                                             ---------   ---------
                                                                                (IN THOUSANDS)
   Note payable to IDSI, non-interest bearing with interest imputed at 9%, due with minimum monthly installments of $16,000 through March
     2005 ................................................................    $1,008      $1,216
   Note payable, interest bearing at 20% per annum, $250,000 due
     January 2000 and $250,000 due February 2000, secured by 375,000 shares of previously unissued Company common stock placed in
     escrow ..............................................................       500         500
                                                                              ------      ------
     Subtotal ............................................................     1,508       1,716
   Less: unamortized discount ............................................      (207)       (338)
                                                                              ------      ------
     Total long-term debt ................................................     1,301       1,378
   Less: current portion .................................................      (625)       (577)
                                                                              ------      ------
   Long-term debt, net of current portion ................................    $  676      $  801
                                                                              ======      ======

     The long-term debt repayments for each of the next five fiscal years ending December 31 are as follows:

                                                                                 (IN THOUSANDS)
                                                                                ---------------
   2000 ................                                                             $  692
   2001 ................                                                                192
   2002 ................                                                                192
   2003 ................                                                                192
   2004 ................                                                                192
   Thereafter ..........                                                                 48
                                                                                     ------
   Total ...............                                                             $1,508
                                                                                     ======

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

8. INCOME TAXES

     For the years ended December 31, 1999 and 1998, the components of income tax benefit were as follows:

                                                          1999          1998
                                                       ---------      --------
                                                            (IN THOUSANDS)
   Current .........................................   $      --      $    (78)
   Deferred ........................................          --            --
                                                       ---------      --------
   Income tax benefit ..............................   $      --      $    (78)
                                                       =========      ========

     For the years ended December 31, 1999 and 1998, the significant components of the deferred tax benefit were as follows:

                                                          1999          1998
                                                       ---------      --------
                                                            (IN THOUSANDS)
   Deferred tax benefit ............................   $ (5,766)      $ (3,983)
   Increase in valuation allowance .................       5,766         3,983
                                                       ---------      --------
     Total .........................................   $      --      $     --
                                                       =========      ========

     As of December 31, 1999 and 1998, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                          1999           1998
                                                       ---------      ----------
                                                            (IN THOUSANDS)
   Accrued employee benefits .......................   $      31      $     30
   Provisions for doubtful accounts ................         337            90
   Deferred revenue ................................          --           386
   Capitalized software development costs ..........          98           600
   Net operating loss carryforwards ................      12,724         6,466
   Research and development credit .................          91            --
   Other ...........................................          59            --
   Alternative minimum tax credit carryforward .....          45            47
                                                       ---------      --------
   Total deferred tax assets .......................      13,385         7,619
   Valuation allowance .............................     (13,385)       (7,619)
                                                       ---------      --------
   Net deferred income tax asset ...................   $      --      $     --
                                                       =========      ========

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

8. INCOME TAXES--(CONTINUED)

     NeoMedia will not record an income tax benefit due to the 100% valuation allowance. Because the realization of NeoMedia's NOL carryforwards is uncertain, a valuation allowance has been established against it and other deferred income tax assets.

     For the years ended December 31, 1999 and 1998, income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:


                                                              1999                      1998
                                                    ------------------------   -----------------------
                                                       AMOUNT          %          AMOUNT          %
                                                    ------------   ---------   ------------   --------
                                                                  (DOLLARS IN THOUSANDS)
   Benefit at federal statutory rate ............     $ (3,561)        (34)%     $ (3,908)       (34)%
   Foreign income taxes, net of federal .........           61           1             --         --
   Permanent and other, net .....................          346           3            (75)        (1)
   Change in valuation allowance ................        3,154          30%         3,983         35
                                                      --------         ---       --------        ---
   Income tax benefit ...........................     $     --          --%      $     --         --%
                                                      ========         ====      ========        ====

     As of December 31, 1999, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $34 million which may be used to offset future taxable income, or, if unused expire between 2011 and 2019. A portion of the net operating loss carryforwards are attributable to tax deductions related to the exercise of stock options. As a result of certain of NeoMedia's equity activities occurring during the year ended December 31, 1997, NeoMedia anticipates that the annual usage of its pre 1998 net operating loss carryforwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

     The valuation allowance for deferred tax assets increased by approximately $1.9 million due to the exercise of stock options, which will result in future tax deductions. The related benefit is recorded to shareholders' equity as it is realized.

9. TRANSACTIONS WITH RELATED PARTIES

     During each of the years ended December 31, 1999 and 1998, NeoMedia leased office and residential facilities from related parties for rental payments totaling $13,000.

     During the years ended December 31, 1999 and 1998, the Company leased from a director of the Company a trade show booth for rental payments totaling $31,000 and $34,000, respectively. The lease expired during 1999.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

9. TRANSACTIONS WITH RELATED PARTIES--(CONTINUED)

     In January 1999, the spouse of a director of the Company purchased 82,372 shares of the Company's common stock from NeoMedia at a price of $3.03 per share. In January 1999, a director of the Company purchased 42,857 shares of the Company's common stock from NeoMedia at a price of $3.50 per share. As part of these purchases, the spouse of the director received a total of 8,237 warrants to purchase stock at $3.04 per share and the director received 4,286 warrants to purchase stock at $3.50 per share.

     In July 1999, the Company paid professional fees in the amount of $73,000 to a director of the Company, for services related to the recruitment of NeoMedia's President and Chief Operating Officer and one sales representative.

10. COMMITMENTS AND CONTINGENCIES

     NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 1999 and 1998, NeoMedia's rent expense was $1,268,000 and $1,057,000, respectively. Beginning December 1, 1996, NeoMedia subleased a portion of its office facilities until the lease expires.

     The following is a schedule of the future minimum lease payments and receipts under non-cancelable operating leases as of December 31, 1999:


                                                        PAYMENTS     RECEIPTS
                                                       ----------   ---------
                                                            (IN THOUSANDS)
   2000 ............................................      $661         $183
   2001 ............................................        84           --
   2002 ............................................        47           --
   2003 ............................................         5           --
   2004 ............................................         1           --
   Thereafter ......................................        --           --
                                                          ----         ----
   Total ...........................................      $798         $183
                                                          ====         ====

     The Company has entered into a migration contract (specifically Y2K remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total contact is approximately $780,000, of which approximately $750,000 has been recognized as revenue by the Company as of December 31, 1999. As an element to the contract, the Company has guaranteed its work

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

     The Company is party to certain litigation in the normal course of business including the following:

     o A former consultant to NeoMedia has filed an arbitration claim against NeoMedia for approximately $300,000 for an alleged breach by the Company of a consulting agreement. The company has filed a counterclaim in the arbitration. The arbitration of this case is scheduled for hearing in May 2000.

     Management of the Company, after consultation with legal counsel, is of the opinion that the ultimate resolution of this and other matters will have no material adverse impact on the Company's consolidated financial statements.

     NeoMedia has entered into various employment and consulting agreements which require an aggregate of approximately $850,000 in annual payments. These employment and consulting agreements extend to various dates through 2001. These agreements also provide for the payment of severance and other benefits under certain conditions.

     The Y2K issue (i.e. the ability of computer systems to recognize a date using "00" as the year rather than 1900) affects all companies and organizations. As a result of the Company's Y2K efforts, no significant internal problems have occurred to date. The Company has not experienced any problems with suppliers, vendors, customers, or financial institutions. There were no significant expenditures related to Y2K compliance, and the Company does not anticipate any further expenses associated with Y2K. Except as disclosed above, the Company anticipates no future commitments related to sales of its Y2K products.

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

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

11. DEFINED CONTRIBUTION SAVINGS PLAN--(CONTINUED)

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

     Effective March 27, 1998, NeoMedia adopted the 1998 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 8,000,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant. Options granted during 1999 and 1998 were granted at an exercise price equal to fair market value on the date of grant. Options generally vest 20% upon grant and 20% per year thereafter. The options expire ten years from the date of grant.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

12. EMPLOYEE STOCK OPTION PLAN--(CONTINUED)

     A summary of the status of NeoMedia's 1996 and 1998 stock option plans as of and for the years ended December 31, 1999 and 1998 is as follows:

                                                            1999                           1998
                                                -----------------------------   ---------------------------
                                                                    WEIGHTED                       WEIGHTED
                                                                     AVERAGE                       AVERAGE
                                                                    EXERCISE                       EXERCISE
                                                     SHARES           PRICE          SHARES         PRICE
                                                ----------------   ----------   ---------------   ---------
                                                 (IN THOUSANDS)                  (IN THOUSANDS)
   Outstanding at beginning of year .........         3,164         $  4.40          1,405         $  2.64
   Granted ..................................         1,721            4.71          2,281            5.26
   Exercised ................................          (599)           1.77           (274)           1.02
   Forfeited ................................          (868)           5.79           (248)           6.02
                                                      -----         -------          -----         -------
   Outstanding at end of year ...............         3,418         $  4.43          3,164         $  4.40
                                                      =====         =======          =====         =======
   Options exercisable at year-end ..........         1,398                          1,483
   Weighted-average fair value of options
     granted during the year ................        $ 2.68                         $ 2.33
   Available for grant at the end
     of the year ............................         5,162                          6,015

     The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 1999:

                            OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
---------------------------------------------------------------------------   ----------------------------
                                                WEIGHTED-        WEIGHTED-                       WEIGHTED-
                                                 AVERAGE          AVERAGE                         AVERAGE
       RANGE OF              NUMBER             REMAINING         EXERCISE         NUMBER        EXERCISE
   EXERCISE PRICES         OUTSTANDING      CONTRACTUAL LIFE       PRICE        EXERCISABLE        PRICE
---------------------   ----------------   ------------------   -----------   ---------------   ----------
                         (IN THOUSANDS)                                        (IN THOUSANDS)
   $-- to $  .84                246            6.1 years          $  .84             245         $  .84
    1.88 to   2.91              518            8.8 years            2.61             243           2.52
    3.00 to   4.91            1,171            8.4 years            3.42             389           3.70
    5.00 to   7.88            1,327            9.2 years            6.19             452           6.57
    8.00 to  10.88              156            8.7 years            8.81              69           9.06
---------------------         -----        ------------------     ------             ---         ------
   $ .84 to $10.88            3,418            8.6 years          $ 4.43           1,398         $ 4.19
=====================         =====        ==================     ======           =====         ======

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

12. EMPLOYEE STOCK OPTION PLAN--(CONTINUED)

     In December 1998, the Company issued 30,000 options to buy shares of the Company's common stock to a director at a price of $2.00 per share for consulting services rendered, and recognized $25,000 in expense in its 1998 consolidated financial statements.

     In December 1999, the Company issued 20,000 options to buy shares of the Company's common stock to an outside consultant at a price of $7.00 per share for consulting services rendered, and recognized $28,200 in expense in its 1999 consolidated financial statements.

13. SEGMENT INFORMATION

     For the year ended December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 supersedes Financial Accounting Standards Board's SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

     The Company is organized into two primary business segments: (a) NeoMedia SI, and (b) NeoMedia ASP. Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Management uses the Companies internal income statements to evaluate each business unit's performance. Assets of the business units are not relevant for management of the business segments nor for disclosure.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

13. SEGMENT INFORMATION--(CONTINUED)

     Operational results for the two segments for the years ended December 31, 1999 and 1998 are presented below:

                                   NEOMEDIA SI     NEOMEDIA ASP     CONSOLIDATED
                                  -------------   --------------   -------------
   YEAR ENDED DECEMBER 31, 1999
   Revenue ....................     $ 24,461         $    795        $  25,256
   Net Loss ...................       (4,556)          (5,916)         (10,472)

   YEAR ENDED DECEMBER 31, 1998
   Revenue ....................     $ 23,371         $    107        $  23,478
   Net Loss ...................       (8,786)          (2,709)         (11,495)

14. COMMON STOCK

     During the year ended December 31, 1999, the Company issued through private placements 1,978,794 shares of the Company's Common Stock for proceeds of $8.1 million. In connection with these private placements, the Company also issued 414,666 warrants.

     During the year ended December 31, 1999, 231,764 of the Company's outstanding warrants were exercised for proceeds of approximately $75,000.

     In 1999, an unrelated third party converted their $2.0 million note receivable from the Company into shares of the Company's common stock at a price of $4.00 per share. The unrelated third party also received 200,000 warrants.

15. LIQUIDITY AND SUBSEQUENT EVENTS

     During the years ended December 31, 1999 and 1998 the Company's net loss totaled approximately $10,472,000 and $11,495,000 respectively. As of December 31, 1999 the Company has an accumulated deficit of approximately $32,466,000, had a working capital deficit of approximately $1,667,000 and approximately $2,460,000 in unrestricted cash balances.

     Subsequent to December 31, 1999, the following events have occurred:

     o During January and February 2000, the Company repaid its two of its notes payable in the aggregate amount of $500,000.

     o In January, 2000, the Company issued 381,356 shares of the Company's common stock at a price of $3.75 per share to an unrelated party. In connection with the sale, the Company also issued 12,571 warrants with an exercise price of $7.19, 5,400 warrants with an exercise price of $6.44, and 12,166 warrants with an exercise price of $7.37. Proceeds from these transactions were $1.4 million.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

15. LIQUIDITY AND SUBSEQUENT EVENTS--(CONTINUED)

     o In February, 2000, the Company issued 39,535 shares of the Company's common stock at a price of $6.88 per share to an unrelated party. In connection with the sale, the Company also issued 2,500 warrants with an exercise price of $12.74 and 1,454 warrants with an exercise price of $9.56. Proceeds from these transactions were $272,000.

     o In February, 2000, the Company issued 50,000 shares of the Company's common stock at a price of $6.00 per share to an unrelated party. In connection with the sale, the Company also issued 2,982 warrants with an exercise price of $10.06. Proceeds from this transaction were $300,000.

     o In March, 2000, the Company issued 1,000,000 shares of the Company's common stock at a price of $7.50 per share to an unrelated party. In connection with the sale, the Company also issued 275,000 warrants with an exercise price of $7.50 and 125,000 warrants with an exercise price of $15.00. The Company must also nominate a person from this unrelated party to NeoMedia's Board of Directors. Proceeds from this transaction were $7.5 million.

     o [During the first quarter 2000 through March 17, 2000 the Company has raised $2.9 million from the exercise of stock warrants and options.]

     The Company's unrestricted cash balance at March 17, 2000 was approximately $11.9 million (unaudited). The Company also has an agreement from an unrelated third party to invest an additional $7.5 million in the Company through the purchase of unissued shares of common stock.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held tentatively on June 20, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

     Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held tentatively on June 20, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held tentatively on June 20, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held tentatively on June 20, 2000, to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

  EXHIBIT
    NO.      DESCRIPTION
  -------    -----------
      3.1    Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto (Incorporated by reference to Exhibit 3.1 to NeoMedia's Registration Statement No. 333-5534 (the
             "Registration Statement")).
      3.2    By-laws of Dev-Tech Associates, Inc. (Incorporated by reference to Exhibit 3.2 to NeoMedia's
             Registration Statement).

                                      III-1

 EXHIBIT
   NO.     DESCRIPTION
 -------   -----------
   3.3     Restated Certificate of Incorporation of DevSys, Inc. (Incorporated by reference to Exhibit 3.3 to NeoMedia's Registration Statement).
   3.4     By-laws of DevSys, Inc. (Incorporated by reference to Exhibit 3.4 to NeoMedia's Registration
           Statement).
   3.5     Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech
           Associates, Inc. (Incorporated by reference to Exhibit 3.5 to NeoMedia's Registration
           Statement).
   3.6     Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc. (Incorporated by reference to NeoMedia's Registration Statement).
   3.7     Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto (Incorporated by reference to Exhibit 3.7 to NeoMedia's Registration Statement).
   3.8     By-laws of Dev-Tech Migration, Inc. (Incorporated by reference to Exhibit 3.8 to NeoMedia's
           Registration Statement).
   3.9     Restated Certificate of Incorporation of DevSys Migration, Inc. (Incorporated by reference to
           Exhibit 3.9 to NeoMedia's Registration Statement).
   3.10    Form of By-laws of DevSys Migration, Inc. (Incorporated by reference to Exhibit 3.10 to
           NeoMedia's Registration Statement).
   3.11    Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration,
           Inc. (Incorporated by reference to Exhibit 3.11 to NeoMedia's Registration Statement).
   3.12    Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.
           (Incorporated by reference to Exhibit 3.12 to NeoMedia's Registration Statement).
   3.13    Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing its name to
           NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 3.13 to NeoMedia's
           Registration Statement).
   3.14    Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies,
           Inc. authorizing a reverse stock split (Incorporated by reference to Exhibit 3.14 to
           NeoMedia's Registration Statement).
   4.1     Form of Certificate for Common Stock of DevSys, Inc. (Incorporated by reference to
           Exhibit 4.1 to NeoMedia's Registration Statement).
   4.2     Form of Joseph Charles' Warrant Agreement (Incorporated by reference to Exhibit 4.2 to
           NeoMedia's Registration Statement).
   4.3     Form of Private Placement Financing Converted Securities Registration Rights Agreement
           (Incorporated by reference to Exhibit 4.4 to NeoMedia's Registration Statement).
   4.4     Form of 10% Unsecured Subordinated Convertible Promissory Note (Incorporated by
           reference to Exhibit 4.5 to NeoMedia's Registration Statement).
   4.5     Form of Principal Stockholder's Warrant (Incorporated by reference to Exhibit 4.6 to
           NeoMedia's Registration Statement).
   4.6     Form of Placement Agent's Warrant Registration Rights Agreement (Incorporated by
           reference to Exhibit 4.7 to NeoMedia's Registration Statement).
   4.7     Form of Placement Agent's Warrant for the Purchase of Shares of Common Stock and
           Warrants (Incorporated by reference to Exhibit 4.8 to NeoMedia's Registration Statement).
   4.8     Form of Warrant Agreement and Warrant (Incorporated by reference to Exhibit 4.9 to
           NeoMedia's Registration Statement).
   4.9     Form of Warrant to Charles W. Fritz (Incorporated by reference to Exhibit 4.10 to
           NeoMedia's Form 10-KSB for the year ended December 31, 1997)
   4.11    Form of Warrant to Dominick & Dominick, Incorporated (Incorporated by reference to
           Exhibit 4.11 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

                                      III-2

 EXHIBIT
   NO.     DESCRIPTION
 -------   -----------
   4.12    Form of Warrant to Compass Capital, Inc. (Incorporated by reference to Exhibit 4.12 to
           NeoMedia's Form 10-KSB for the year ended December 31, 1997)
   4.13    Form of Warrant to Thornhill Capital, L.L.C. (Incorporated by reference to Exhibit 4.10 to
           NeoMedia's Form 10-KSB for the year ended December 31, 1997)
   4.14    Form of Warrant to Southeast Research Partners, Inc. (Incorporated by reference to
           Exhibit 4.14 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)
   4.15    Form of Warrant to Joseph Charles & Associates, Inc. (Incorporated by reference to
           Exhibit 4.15 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)
  10.1     Form of Nonsolicitation and Confidentiality Agreement (Incorporated by reference to
           Exhibit 10.2 to NeoMedia's Registration Statement).
  10.2     Employment Agreement dated May 1, 1996 between Dev-Tech Associates, Inc. and Charles
           W. Fritz (Incorporated by reference to Exhibit 10.3 to NeoMedia's Registration Statement).
  10.3     Employment Agreement dated April 1, 1996 between Dev-Tech Associates, Inc. and Robert
           T. Durst, Jr. (Incorporated by reference to Exhibit 10.4 to NeoMedia's Registration
           Statement).
  10.4     Employment Agreement dated May 1, 1996 between Dev-Tech Associates, Inc. and Charles
           T. Jensen (Incorporated by reference to Exhibit 10.5 to NeoMedia's Registration Statement).
  10.5     Lease dated August 29, 1995 for premises located at 280 Shuman Boulevard, Naperville,
           Illinois (Incorporated by reference to Exhibit 10.8 to NeoMedia's Registration Statement).
  10.6     Guaranty (By Individual) dated October 20, 1992, to IBM Credit Corporation from Charles W.
           Fritz, as Guarantor (Incorporated by reference to Exhibit 10.40 to NeoMedia's Registration
           Statement).
  10.7     Dev-Tech Associates, Inc. Annual Incentive Plan for Management (Incorporated by reference to Exhibit 10.43 to NeoMedia's Registration Statement).
  10.8     Dev-Tech Associates, Inc. 1996 Stock Option Plan (Incorporated by reference to
           Exhibit 10.44 to NeoMedia's Registration Statement).
  10.9     First Amendment and Restatement of Dev-Tech Associates, Inc. 1996 Stock Option Plan
           (Incorporated by reference to Exhibit 10.45 to NeoMedia's Registration Statement).
  10.10    Form of Stock Option Agreement--Dev-Tech Associates, Inc. (Incorporated by reference to
           Exhibit 10.46 to NeoMedia's Registration Statement).
  10.11    Dev-Tech Migration, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.47 to NeoMedia's Registration Statement).
  10.12    First Amendment and Restatement of Dev-Tech Migration, Inc. 1996 Stock Option Plan
           (Incorporated by reference to Exhibit 10.48 to NeoMedia's Registration Statement).
  10.13    Form of Stock Option Agreement--Dev-Tech Migration, Inc. (Incorporated by reference to
           Exhibit 10.49 to NeoMedia's Registration Statement).
  10.14    Dev-Tech Associates, Inc. 401(k) Plan and amendments thereto (Incorporated by reference to Exhibit 10.50 to NeoMedia's Registration Statement).
  10.15    Mutual General Release and Stock Purchase Agreement with the Estate of Thomas Ruberry
           (Incorporated by reference to Exhibit 10.52 to NeoMedia's Registration Statement).
  10.16    First Amendment and Restatement of NeoMedia Technologies, Inc. 1996 Stock Option Plan
           (As Established Effective February 1, 1996, and as amended through November 18, 1996)
           (Incorporated by reference to Exhibit 10.60 to NeoMedia's Registration Statement).
  10.17    Agreement of Lease Between First Union National Bank of Florida and NeoMedia
           Technologies, Inc. Dated November 27, 1996 (Incorporated by reference to Exhibit 10.43 to
           NeoMedia's Form 10-KSB for the year ended December 31, 1996).

                                      III-3

  EXHIBIT
    NO.      DESCRIPTION
  -------    -----------
    10.18    Sublease Agreement Between NeoMedia Technologies, Inc. and Lancaster Annuity Services
             Company Dated November 8, 1996 (Incorporated by reference to Exhibit 10.44 to
             NeoMedia's Form 10-KSB for the year ended December 31, 1996).
    10.19    Master Lease Between William E. Fritz and NeoMedia Technologies, Inc. Dated
             November 6, 1996 (Incorporated by reference to Exhibit 10.46 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).
    10.20    Agreement for Wholesale Financing (Security Agreement) Between IBM Credit Corporation
             and NeoMedia Technologies, Inc. Dated February 20, 1997 (Incorporated by reference to
             Exhibit 10.47 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).
    10.21    Collateralized Guaranty Between IBM Credit Corporation and NeoMedia Migration, Inc.
             Dated February 20, 1997 (Incorporated by reference to Exhibit 10.48 to NeoMedia's
             Form 10-KSB for the year ended December 31, 1996).
    10.22    Lease By and Between American National Bank and Trust Company of Chicago and
             NeoMedia Technologies, Inc. Dated February 25, 1997 (Incorporated by reference to
             Exhibit 10.50 to NeoMedia's Form 10-QSB for the quarter ended March 31, 1997).
    10.23    Letter Agreement by and between Dominick & Dominick, Incorporated and NeoMedia
             Technologies, Inc. Dated March 20, 1997 (Incorporated by reference to Exhibit 10.51 to
             NeoMedia's Form 10-QSB for the quarter ended June 30, 1997).
    10.24    Stock Purchase Agreement Dated August 30, 1997 By and Between NeoMedia
             Technologies, Inc. and George Luntz and Gerald L. Willis (Incorporated by reference to
             Exhibit 99.1 to NeoMedia's Form 8-K dated September 25, 1997).
    10.25    Registration Rights Agreement Dated September 25, 1997 By and Between NeoMedia
             Technologies, Inc. and Gerald L. Willis and George G. Luntz (Incorporated by reference to
             Exhibit 99.2 to NeoMedia's Form 8-K dated September 25, 1997).
    10.26    Consulting Agreement Dated August 30, 1997 By and Between NeoMedia Technologies, Inc.
             and Gerald L. Willis. (Incorporated by reference to Exhibit 99.3 to NeoMedia's Form 8-K dated September 25, 1997).
    10.29    Purchase Agreement dated December 31, 1998, by and between NeoMedia Technologies,
             Inc. and Solar Communications, Inc.
    10.30    NeoMedia Technologies, Inc. 1998 Stock Option Plan (Incorporated by reference to
             Appendix A to NeoMedia's Form 14A Filed on February 18, 1998).
    10.31    Amendment to NeoMedia Technologies 1998 Stock Option Plan (Incorporated by reference to text of NeoMedia form 14A filed on July 2, 1999)
      21     Subsidiaries (Incorporated by reference to description of Company's subsidiaries contained in Part I, Item I of this form 10-KSB.

         (2) The following exhibits required by Item 601 of Regulation S-B are hereby filed herewith:

    10.32    Employment agreement dated August 2, 1999 between NeoMedia Technologies, Inc. and
             William Goins
    23.1     Consent of Arthur Andersen LLP
    23.2     Consent of KPMG LLP
    27.1     Article 5 Financial Data

(b) Reports on Form 8-K


    N/A

                                     III-4

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 28th day of March, 2000.

                                    NEOMEDIA TECHNOLOGIES, INC.
                                    REGISTRANT


                                    By:          /s/ CHARLES W. FRITZ
                                       -----------------------------------------
                                       Charles W. Fritz, Chief Executive Officer
                                               and Chairman of the Board

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2000.


            SIGNATURES                                     TITLE
            ----------                                     -----
       /s/ CHARLES W. FRITZ          Chief Executive Officer, Chairman of the Board
----------------------------------     and Director
         Charles W. Fritz

       /s/ WILLIAM F. GOINS          President, Chief Operating Officer and Director
----------------------------------
         William F. Goins

       /s/ WILLIAM E. FRITZ          Secretary and Director
----------------------------------
         William E. Fritz

      /s/ CHARLES T. JENSEN          Chief Financial Officer, Treasurer and Director
----------------------------------
        Charles T. Jensen

     /s/ ROBERT T. DURST, JR.        Director
----------------------------------
       Robert T. Durst, Jr.

       /s/ A. HAYES BARCLAY          Director
----------------------------------
         A. Hayes Barclay

        /s/ JAMES J. KEIL            Director
----------------------------------
          James J. Keil

         /s/ PAUL REECE              Director
----------------------------------
           Paul Reece

      /s/ JOHN A. LOPIANO            Director
----------------------------------
        John A. Lopiano



                                     III-5

                                  EXHIBIT INDEX

 SEQUENTIAL    EXHIBIT
 PAGE NUMBER    NUMBER      DOCUMENT
 -----------   -------      --------

     E-1         23.1       Independent Auditors' Consent

     E-2         23.2       Independent Auditors' Consent

     E-3 - E-15  10.32      Employment Agreement between NeoMedia Technologies,
                            Inc. and William Goins

     E-16        27.1       Article 5 Financial Data Schedule for December 31,
                            1999