Form 10KSB/A
period 1999-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2000-04-28
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                FORM 10-KSB/A
                               AMENDMENT NO. 1 TO
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                   DELAWARE                                      36-3680347
      -------------------------------                         ----------------
      (State or Other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)


2201 SECOND STREET, SUITE 600, FORT MYERS, FL                       33901
---------------------------------------------                     ----------
   (Address of Principal Executive Offices)                       (Zip Code)


Issuer's Telephone Number (Including Area Code)    941-337-3434





         Amendment to include Part III information. Portions of Registrant's Proxy Statement will NOT be incorporated by reference into this Form 10KSB-A.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         As of March 31, 2000, NeoMedia's directors and executive officers were:

NAME                            AGE    POSITION HELD
----                            ---    ------------
Charles W. Fritz..............   43    Chief Executive Officer, Director and
                                          Chairman of the Board
William E. Fritz..............   69    Secretary and Director
William F. Goins.............    58    President, Chief Operating Officer and
                                          Director
Charles T. Jensen.............   56    Chief Financial Officer, Vice-President,
                                          Treasurer, and Director
Robert T. Durst...............   47    Chief Technical Officer, Executive Vice-
                                          President and Director
A. Hayes Barclay............     69    Director
James J. Keil..................  72    Director
Paul Reece.....................  63    Director
John A. Lopiano..............    61    Director


         CHARLES W. FRITZ, age 43, is a founder of NeoMedia and has served as its President and as a Director since its inception, and as Chief Executive Officer and Chairman of the Board of Directors since August 6, 1996. Mr. Fritz is currently a member of the Compensation Committee. Prior to founding NeoMedia, Mr. Fritz was an Account Executive with IBM Corporation from 1986 to 1988, Director of Marketing and Strategic Alliances for the Information Consulting Group from 1988-1989, and a Consultant for McKinsey & Company. Mr. Fritz holds an M.B.A. from Rollins College and a B.A. in finance from the University of Florida. Mr. Fritz is the son of William E. Fritz, a Director of NeoMedia, and its Secretary.


        WILLIAM E. FRITZ, age 69, is a founder of NeoMedia and has served as Secretary and Director since its inception. He also served as Treasurer of NeoMedia from its inception until May 1, 1996. Mr. Fritz, who has over 34 years in establishing and operating privately owned companies, currently is, and for at least the past ten years has been, an officer and either the sole stockholder or a majority stockholder, of G.T. Enterprises, Inc. (formerly Gen-Tech, Inc.), D.M., Inc. (formerly Dev-Mark, Inc.) and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the

University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's Chief Executive Officer and Chairman of the Board.

         WILLIAM F. GOINS, age 58, has been President and Chief Operating Officer since August 1, 1999. He has been a director since October 21, 1999. Prior to joining NeoMedia, Mr. Goins worked as a consultant for a variety of companies. Mr. Goins held the positions of Vice President of Sales for Moore Document Solutions from June 1996 to August 1997. He was Chief Operating Officer from January 1995 to November 1995 for Education Alternatives, Inc., a corporate alliance providing turnkey services to public and private schools. Mr. Goins held various positions during his 16 years at Xerox Corporation, including the President of Integrated Systems Operations of Xerox Corporation from 1992 to 1994. Mr. Goins holds a B.S. from Morgan State University.

         CHARLES T. JENSEN, age 56, has been Chief Financial Officer, Treasurer and Vice President of NeoMedia since May 1, 1996. He has been a Director since August 6, 1996. Mr. Jensen currently is a member of the Compensation Committee. Prior to joining NeoMedia in November, 1995, Mr. Jensen, who has over 30 years of audit, finance and business experience, including audit experience with Price Waterhouse & Co., was Chief Financial Officer of Jack M. Berry, Inc., a Florida corporation which grows and processes citrus products, from December, 1994 to October, 1995, and at Viking Range Corporation, a Mississippi corporation which manufactures gas ranges, from November, 1993 to December, 1994. From December, 1992 to February, 1994, Mr. Jensen was Treasurer of Lin Jensen, Inc., a Virginia corporation specializing in ladies clothing and accessories. Prior to that, from January, 1982 to March, 1993, Mr. Jensen was Controller and Vice-President of Finance of The Pinkerton Tobacco Co., a tobacco manufacturer. Mr. Jensen holds a B.B.A. in accounting from Western Michigan University and is a Certified Public Accountant.


         ROBERT T. DURST, JR., age 47, has been Chief Technical Officer and Executive Vice-President since July 21, 1997. He has been a Director since August 6, 1996. Prior to joining NeoMedia, Mr. Durst held management positions with Symbol Technologies, Inc., Bohemia, New York, from February, 1992 to March, 1996 where, among other things, he worked extensively on two dimensional bar code technology. From March, 1986 to February, 1992, Mr. Durst was employed as a Technical Director by Pitney Bowes, Inc., Stamford, Connecticut. Mr. Durst holds an M.A. in Cognitive Psychology from the University of Illinois and a B.A. from Allegheny College.

         A. HAYES BARCLAY, age 69, has been a Director of NeoMedia since August 6, 1996, and currently is a member of the Stock Option Committee and the Audit Committee. Mr. Barclay has practiced law for approximately 36 years and since 1967, has been an officer, owner and employee of the law firm of Barclay & Damisch, Ltd. and its predecessor, with offices in Chicago, Wheaton and Arlington Heights, Illinois. Mr. Barclay holds a B.A. degree from Wheaton College, a B.S. from the University of Illinois and a J.D. from the Illinois Institute of Technology - Chicago Kent College of Law.

         JAMES J. KEIL, age 72, has been a Director of NeoMedia since August 6, 1996. Mr. Keil currently is a member of the Compensation Committee, the Stock Option Committee and the Audit Committee. He is founder and president of Keil & Keil Associates, a business and marketing consulting firm located in Washington, D.C., specializing in marketing, sales, and document applications technology projects. Prior to forming Keil & Keil Associates in 1990, Mr. Keil worked for approximately 38 years at

IBM Corporation and Xerox Corporation in various marketing, sales and senior executive positions. From 1989-1995, Mr. Keil was on the Board of Directors of Elixir Technologies Corporation (a non-public corporation), and from 1990-1992 was the Chairman of its Board of Directors. From 1992-1996, Mr. Keil served on the Board of Directors of Document Sciences Corporation. Mr. Keil holds a B.S. degree from the University of Dayton.

         PAUL REECE, age 63, has been a Director of NeoMedia since August 6, 1996, and currently is a member of the Compensation Committee. From 1987 until 1995, when he retired from Pitney Bowes, Inc., Stamford, Connecticut, Mr. Reece served at various times as its Vice-President of Operations and Technology Division, Vice-President of Technical Systems and Advanced Products and Vice-President of Corporate Engineering and Technology. Prior to joining Pitney Bowes, Inc., Mr. Reece worked for 19 years at General Electric Company in various technical, marketing and engineering positions. Mr. Reece holds a B.S., M.S. and PhD. in electronics and engineering from the University of Manchester, England.


         JOHN A. LOPIANO, age 61, has been a director of NeoMedia since July 29, 1998 and is currently a member of the Audit Committee and Compensation Committee. He recently retired as Senior Vice President of Xerox Corporation and President of its Production Systems Group. Prior to joining Xerox in April, 1990, Mr. Lopiano was employed for approximately 25 years by IBM Corporation serving in various management, marketing and product development positions. Mr. Lopiano holds a B.S. degree from the United States Military Academy and a Master of Business Administration from New York University. Mr. Lopiano served as a member of Xerox's Operations Committee, Management Audit Committee, The Xerox Foundation and the Business Development Forum (of which he is a co-chairman). In addition, since July, 1995, Mr. Lopiano has been a trustee of the Rochester Institute of Technology, Rochester, New York, and is currently chairman of its Education Committee. Since March, 1998, he has been a director of Interleaf, Inc., a company listed on the Nasdaq National Market System.


         Directors are elected on an annual basis. Each director of NeoMedia holds office until the next annual meeting of the shareholders or until that director's successor has been elected and qualified or until earlier death or resignation. At present, NeoMedia's by-laws provide for not less than one director nor more than ten. Currently, there are nine directors. NeoMedia's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers of NeoMedia are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified.

         NeoMedia has agreed, for a period of four years from November 25, 1996, if so requested by Joseph Charles & Associates, Inc. ("Joseph Charles"), the representative of the several underwriters of NeoMedia's initial public offering, to nominate a designee of Joseph Charles as a director of NeoMedia.

DIRECTOR COMPENSATION

         Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Until February 19, 1998, non-employee directors received options to purchase 3,000 shares of NeoMedia's common stock under the 1996 Stock Option Plan upon election as a director and received additional options to purchase 1,000 shares of NeoMedia's common stock under the 1996 Stock Option Plan as of the date of each annual meeting at which such person is re-elected and continues to serve as a director. On February 19, 1998, the Board of Directors approved the payment to non-employee directors of director fees of $2,000 per meeting attended and approved the granting to the non-employee directors of options to purchase 14,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan. Upon election or re-election as a director, non-employee directors will now receive options to purchase 15,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan. NeoMedia anticipates that the Board of Directors will meet at least five times a year. Effective October 27, 1998, a resolution was passed to grant 3,000 stock options to each non-employee director in lieu of the $2,000 director fee per meeting. These options are immediately vested. On August 12, 1999, the board of Directors passed a resolution granting non-employee directors the choice between a director fee of $2,000 or options to purchase 3,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan. These options are immediately vested.

COMMITTEES OF THE BOARD OF DIRECTORS

         NeoMedia's Board of Directors has an Audit Committee, Compensation Committee and a Stock Option Committee. The Board of Directors does not have a standing Nominating Committee.

         AUDIT COMMITTEE. Until February 19, 1998, NeoMedia's Board of Directors acted as the Audit Committee, which is responsible for nominating NeoMedia's independent accountants for approval by the Board of Directors, reviewing the scope, results and costs of the audit with NeoMedia's independent accountants, and reviewing the financial statements, audit practices and internal controls of NeoMedia. On February 19, 1998, the Board of Directors elected James J. Keil, A. Hayes Barclay and Charles T. Jensen to be the sole members of the Audit Committee, which now is composed of a majority of non-employee directors. On December 10, 1999 the Board of Directors elected John Lopiano to replace Charles
T. Jensen on the Audit Committee. During 1999, this committee held three meetings.


         COMPENSATION COMMITTEE. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of NeoMedia to the Board of Directors and for administering NeoMedia's Incentive Plan for Management. Charles W. Fritz, Charles T. Jensen, James J. Keil and Paul Reece are the current members of NeoMedia's Compensation Committee. On July 12, 1999 the Board of Directors also elected John Lopiano to serve on this committee. During 1999, this Committee held three meetings.

         STOCK OPTION COMMITTEE. The Stock Option Committee, which is comprised of non-employee directors, is responsible for administering NeoMedia's Stock Option Plans.

A. Hayes Barclay and James J. Keil are the current members of NeoMedia's Stock Option Committee. During 1999, this Committee held six meetings.

         During 1999, all directors attended at least 75% of the combined total meetings of the Board and Committees on which they served.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's four other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 1999, 1998 and 1997:


                                             SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                ANNUAL COMPENSATION(1)                               COMPENSATION
                                 -----------------------------------------------------               ------------

                                                                                             SECURITIES
                                                               OTHER                           UNDER-
                                                               ANNUAL                            LYING           ALL OTHER
     NAME AND                                                 COMPEN-                          WARRANTS/          COMPEN-
PRINCIPAL POSITION               YEAR          SALARY          SATION            BONUS          OPTIONS           SATION
------------------               ----          ------        ----------          -----         ----------         ------
Charles W. Fritz                 1999         $250,000            --                --          400,000(3)      $ 84,914(7)
 President and Chief             1998          250,000            --                --          400,000(3)        58,820(7)
 Executive Officer               1997          181,334            --                --          300,000(2)        11,859(7)

Charles T. Jensen                1999         $150,000            --                --          180,000(3)      $ 42,712(7)
 Chief Financial Officer,        1998          150,000            --                --          180,000(3)        38,613(7)
 Vice-President and              1997          117,333            --                                              21,569(7)
 Treasurer

Robert T. Durst, Jr              1999         $170,000            --                            210,000(3)      $ 13,876(7)
 Executive Vice-President        1998          170,000            --                --          180,000(3)        13,428(7)
and Chief Technical Officer      1997          150,498      $ 15,713(4)             --               --           15,004(7)

James Marshall(9)                1999         $122,250            --          $ 12,000(6)            --         $  6,063(8)
 Executive Vice-President -      1998          163,000            --          $ 28,960(6)       230,000(3)         2,578(8)
 Sales and Marketing             1997(5)            --            --                --               --               --

William F. Goins                 1999         $ 75,000      $ 25,000(10)                       $200,000(3       &    625(8)
 President and Chief             1998(5)            --            --                --               --               --
 Operating Officer               1997(5)            --            --                --               --               --

--------------------------------------------------
(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the Named Executive Officer for such year.
(2) Represents a warrant, exercisable for a period of five years commencing December 11, 1997, to purchase up to 300,000 shares of Common Stock at an exercise price of $7.875.
(3)      Represents options granted under NeoMedia's 1998 Stock Option Plan.
(4)      Represents relocation expenses.
(5)      Was not employed by NeoMedia during this year.
(6)      Represents sales bonus paid.
(7) Includes life insurance premiums where policy benefits are payable to beneficiary of the Named Executive Officer, automobile expenses attributable to personal use and the corresponding income tax effects.
(8) Automobile expenses attributable to personal use and the corresponding income tax effects.
(9)      Mr. Marshall resigned his employment from NeoMedia effective June 30,
         1999.
(10)     Represents sign-on bonus.

EMPLOYMENT AGREEMENTS

         NeoMedia has entered into five year employment agreements ending April 30, 2001, with each of Charles W. Fritz, its Chief Executive Officer and Chairman of the Board of Directors, and Charles T. Jensen, its Vice President, Chief Financial Officer and Treasurer, and with Robert T. Durst, Jr., its Executive Vice-President and Chief Technical Officer, ending March 31, 2001. The employment agreements for Messrs. Fritz, Durst and Jensen provide for an annual salary of $170,000, $140,000 and $110,000, respectively, subject to annual review by the Board of Directors which may increase but not decrease such salary, and participation in all benefits and plans available to executive employees of NeoMedia. Effective as of January 1, 1998, the Board of Directors increased the annual salary of Messrs. Fritz, Durst and Jensen to $250,000, $170,000 and $150,000, respectively. In addition, during 1998 the Board of Directors granted to Messrs. Fritz, Durst and Jensen options to purchase 400,000, 180,000 and 180,000, respectively, shares of NeoMedia common stock under the 1998 Stock Option Plan. During 1999, the Board of Directors granted to Messrs. Fritz, Durst and Jensen options to purchase 400,000, 210,000 and 180,000, respectively, shares of NeoMedia common stock under the 1998 Stock Option Plan.

         During 1999, NeoMedia entered into a one-year employment agreement ending July 31, 2000, with William F. Goins, its President and Chief Operating Officer. The agreement provides for an annual salary of $180,000, subject to periodic review by the Board of Directors which may increase but not decrease such salary, and participation in all benefits and plans available to executive employees of NeoMedia. In addition, during 1999 the Board of Directors granted to Mr. Goins options to purchase 200,000 shares of NeoMedia common stock under the 1998 Stock Option Plan.

         Each employment agreement terminates upon the employee's death or retirement, and may be terminated by NeoMedia upon the employee's total disability, as defined in the agreement, or for cause which is defined, among other things, as the willful failure to perform duties, embezzlement, or conviction of a felony. In addition, Messrs. Fritz, Durst and Jensen participate in a special insurance disability plan and receive life insurance benefits not generally offered to other employees and are also entitled to certain severance benefits. These severance benefits vary depending upon the reason for termination and whether there has been a change in control of NeoMedia. If termination occurs by NeoMedia (except for cause or total disability) or by the employee for good reason, as defined in the employment agreement, the agreement provides that NeoMedia will pay to the terminated employee (i) his salary through the date of termination, (ii) any deferred and unpaid amounts due under NeoMedia's Incentive Plan for Management, (ii) any accrued deferred compensation, (iv) an amount equal to two times the sum of his annual base salary plus his highest incentive compensation for the last two years, (v) unpaid incentive compensation including a pro-rata amount of contingent incentive compensation for uncompleted periods, (vi) in lieu of any stock options granted whether under NeoMedia's Stock Option Plans or otherwise (which are canceled upon the following payment), a cash amount equal to the aggregate spread between the exercise prices of all options held at such time by such terminated employee and the higher of the highest bid price of the common stock during the twelve months immediately preceding the date of termination, or the highest price per share of common stock actually paid in connection with any change in control (as defined in the employment agreement) of

NeoMedia, provided that such payments do not violate the provisions of any option or the 1996 Stock Option Plan or other plan then in effect, (vii) an amount equal to any taxes payable on these payments, (viii) all relocation expenses if the terminated employee moves his principal residence more than 50 miles within one year from the date of termination, and (ix) all legal fees and expenses incurred as a result of the termination. In addition, unless termination is for cause, NeoMedia must continue to fund through the terminated employee's normal retirement age any key man insurance that is in effect on the date of termination, maintain in effect for the benefit of the terminated employee all employee benefit plans, programs, or arrangements in effect immediately prior to the date of termination. If the terminated employee's continued participation under such plan and programs is not allowable, NeoMedia is obligated to provide him with similar benefits. Each employment agreement provides that services may be performed for companies, other entities, and individuals (whether or not affiliated with NeoMedia) provided that the performance of such service does not prevent the employee from attending to the affairs of NeoMedia, and such companies are not in competition with NeoMedia. The employment agreements of Messrs. Fritz and Durst contain provisions prohibiting their competing with NeoMedia both during and, depending upon the reason for such termination, for one year following the termination of their employment.

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

         Bonuses in the amount of $151,000 were earned by employees pursuant to the Incentive Plan for Management for the year ended December 31, 1999. However, no bonuses were paid to Neomedia's executive officers during 1999. No bonuses were paid to or earned by employees for the year ended December 31, 1998.

STOCK OPTION PLANS

         Effective as of February 1, 1996 (and amended and restated effective July 18, 1996 and further amended through November 18, 1996), NeoMedia adopted its 1996 Stock Option Plan ("1996 Stock Option Plan"). The 1996 Stock Option Plan provides for the granting of non-qualified stock options and "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and provides for the issuance of a maximum of 1,500,000 shares of common stock. All 1,500,000 options were granted under NeoMedia's 1996 Stock Option Plan.

         Effective March 27, 1998, NeoMedia adopted its 1998 Stock Option Plan ("1998 Stock Option Plan"). The 1998 Stock Option Plan provides for the granting of non-qualified stock options and provides for the issuance of a maximum of 8,000,000 shares of common stock.

401(k) PLAN

         NeoMedia maintains a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). All employees of NeoMedia who are 21 years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective contributions of up to 20% of such participant's pre-tax salary (up to a statutorily prescribed annual limit, which is $10,000 for 1999) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be required to be lower. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions are fully vested at all times. The 401(k) Plan also provides for matching and discretionary contributions by NeoMedia. To date, NeoMedia has not made any such contributions.

                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

         The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 1999:

                                        NUMBER OF
                                       SECURITIES          % OF TOTAL
                                       UNDERLYING            OPTIONS
                                         OPTIONS           GRANTED TO            EXERCISE            EXPIRATION
NAME                                   GRANTED(1)           EMPLOYEES              PRICE                DATE
----                                   ----------           ---------              -----                ----
Charles W. Fritz                        200,000               11.6%               $3.63               02/25/09
                                        200,000               11.6%               $5.13               10/21/09

Charles T. Jensen                       90,000                5.2%                $3.63               2/25/09
                                        90,000                5.2%                $5.13               10/21/09

Robert T. Durst, Jr.                    90,000                5.2%                $3.63               02/25/09
                                        120,000               7.0%                $5.13               10/21/09

William Goins                           100,000               5.8%                $7.81               08/02/09
                                        100,000               5.8%                $5.13               10/21/09

-----------------------------------
(1)      Options granted under the 1998 Stock Option Plan.


               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

     The following table sets forth options exercised by NeoMedia Named Executive Officers during fiscal 1999, and the number and value of all unexercised options at fiscal year end.

                                                                    NUMBER OF                    VALUE OF
                                                                   UNEXERCISED                  UNEXERCISED
                                                                    SECURITIES                  IN-THE-MONEY
                               SHARES                        UNDERLYING OPTIONS/SARS          OPTIONS/SARS AT
                              ACQUIRED        VALUE            AT DECEMBER 31, 1999         DECEMBER 31, 1999(1)
NAME                        ON EXERCISE     REALIZED     EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                            -----------     --------     -----------    -------------   -----------  -------------
Charles W. Fritz(2)               --              --       654,000         560,000       $ 203,400        $ 417,600

Charles T. Jensen              1,000       $     840       196,386         252,000       $ 441,029        $ 187,920

Robert T. Durst, Jr.          25,000       $  21,000       242,657         276,000       $ 594,579        $ 187,920

William Goins                     --              --        40,000         160,000       $      --        $      --

James Marshall(3)             36,000       $ 118,050            --              --       $      --        $      --

-----------------------------------------
(1) The value of the in the money options is calculated by the difference between the market price of the stock at December 31, 1999 and the exercise price of the options.
(2)  Includes stock options and warrants.
(3) Mr. Marshall resigned his employment with NeoMedia effective June 30, 1999. As of that date, all unexercised options terminated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of March 31, 2000, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors and nominees,
(iii) by each executive officer of NeoMedia named in the Summary Compensation Table and (iv) by all executive officers and directors of NeoMedia as a group.

                                                        AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP(1)           PERCENT OF CLASS(1)
------------------------                               -----------------------           -------------------
Charles W. Fritz(2)(3)............................            2,276,969                          18.2%

Fritz Family Limited Partnership(2)(4)............            1,511,742                          12.1%

Chandler T. Fritz 1994 Trust(2)(5)(6) ............               58,489                            *

Charles W. Fritz 1994 Trust(2)(5)(7) .............               58,489                            *

Debra F. Schiafone 1994 Trust(2)(5)(8)............               53,489                            *

William and Edna Fritz(4)(5)......................              175,752                             1%

Charles T. Jensen(2)(9)...........................              233,886                             2%

William Goins(2)(9)...............................               40,000                            *

John Lopiano(9)...................................               85,000                            *

Robert T. Durst, Jr.(2)(9)........................              248,657                             2%

A. Hayes Barclay(10)(11) .........................               74,000                            *

James J. Keil(10)(12).............................              100,000                            *

Paul Reece(9)(13) ................................               75,000                            *

All executive officers and
  directors as a group (9 persons)(14)............            4,821,006                          38.5%

--------------------------------------
* less than one percent of issued and outstanding shares of Common Stock of NeoMedia

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Options to purchase shares of Common Stock currently exercisable or exercisable within sixty days of March 31, 2000 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of NeoMedia, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)      c/o NeoMedia Technologies, Inc.
         2201 Second Street, Suite 600
         Fort Myers, FL  33901

(3) Mr. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act of 1933, as amended. Shares beneficially owned include (i) 400 shares of Common Stock (100 shares owned by each of Mr. Fritz's four minor children for an aggregate of 400 shares), (ii) 414,000 shares of Common Stock issuable upon exercise of two separate warrants to purchase Common Stock which are currently exercisable, and (iii) 320,000 shares of common stock issuable upon exercise of options granted under NeoMedia's 1998 Employee Stock Option Plan.

(4) William E. Fritz, Secretary of NeoMedia, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owner of the 1,511,742 shares held in the Fritz Family Partnership. As Trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the shares of NeoMedia held in each trust. Accordingly, Mr. William E. Fritz is deemed to be the beneficial owner of an aggregate of 1,857,961 shares (170,467 of which as a result of being trustee of the Chandler T. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra
         F. Schiafone 1994 Trust, 1,511,742 shares as a result of being co-general partner of the Fritz Family Partnership, 138,229 shares owned by Mr. Fritz or his spouse, 12,523 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse and 25,000 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse). Mr. William E. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

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

(10) Includes 45,000 shares of common stock issueable upon exercise of options granted under NeoMedias 1996 and 1998 stock option plans.

(11)     c/o Barclay & Damisch Ltd.
         115 West Wesley Street
         Wheaton, IL  60187

(12)     c/o Keil & Keil Associates
         733 15th Street, N.W.
         Washington, DC  20005

(13)     c/o 380 Gulf of Mexico Drive
         Long Boat Key, FL  34228\

(14) Includes an aggregate of 1,089,043 currently exercisable options to purchase shares of Common Stock granted under NeoMedia's 1996 Stock Option Plan and 1998 Stock Option Plan and 426,523 currently exercisable warrants to purchase shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1996, NeoMedia entered into a lease with a William E. Fritz whereby Mr. Fritz leased to NeoMedia an exhibition booth which cost $85,435. Rental payments on the booth totaled $31,000 during 1999. The lease is for 36 months with monthly payments of $2,858. The lease expired in 1999.

         In December 1998, the Company issued 30,000 options to buy shares of the Company's common stock to John Lopiano at a price of $2.00 per share for consulting services rendered.

         In January 1999, Edna Fritz, spouse of William Fritz, purchased 82,372 shares of the Company's Common Stock from NeoMedia at a price of $3.03 per share. In connection with this purchase, Mrs. Fritz received warrants to purchase up to 8,237 shares at a price of $3.04 per share.

         In January 1999, William Fritz purchased 42,857 shares of the Company's Common Stock from NeoMedia at a price of $3.50 per share. In connection with this purchase, Mr. Fritz received warrants to purchase up to 4,286 shares at a price of $3.50 per share.

     During each of the years ended December 31, 1999 and 1998, NeoMedia leased office and residential facilities from Chas Fritz for rental payments totaling $13,000.

     In July 1999, the Company paid professional fees in the amount of $73,000 to James J. Keil for services related to the recruitment of NeoMedia's President and Chief Operating Officer and one sales representative.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 20th day of April, 2000.

                                             NEOMEDIA TECHNOLOGIES, INC.
                                             ---------------------------
                                                      Registrant

                                             By: /s/ CHARLES W. FRITZ
                                                --------------------------------
                                             Charles W. Fritz, Chief Executive
                                               Officer and Chairman of the Board


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 20, 2000.

SIGNATURES                                    TITLE
----------                                    -----

/s/ CHARLES W. FRITZ                          Chief Executive Officer,
--------------------------------------        Chairman of the Board and Director
Charles W. Fritz

/s/ WILLAM F. GOINS                           President, Chief Operating
--------------------------------------        Officer and Director
William F. Goins

/s/ WILLIAM E. FRITZ                          Secretary and Director
--------------------------------------
William E. Fritz

/s/ CHARLES T. JENSEN                         Chief Financial Officer,
--------------------------------------        Treasurer and Director
Charles T. Jensen

/s/ ROBERT T. DURST, JR.                      Director
--------------------------------------
Robert T. Durst, Jr.

/s/ A. HAYES BARCLAY                          Director
--------------------------------------
A. Hayes Barclay

/s/ JAMES J. KEIL                             Director
--------------------------------------
James J. Keil

/s/ PAUL REECE                                Director
--------------------------------------
Paul Reece

/s/ JOHN A. LOPIANO                           Director
--------------------------------------
John A. Lopiano