Form 10QSB
period 2000-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2000-05-09
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB

                (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 4, 2000, there were outstanding 14,388,531 shares of the issuer's Common Stock .

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    MARCH 31,     DECEMBER 31,
                                                                                                      2000            1999
                                                                                                    --------        --------
                                                                                                   (Unaudited)      (Audited)
ASSETS                                                                                               (Dollars in thousands
                                                                                                       except share data)
Current assets:
     Cash and cash equivalents, including restricted amounts of $944 in 2000
         and $944 in 1999 .....................................................................      $ 12,071       $  3,404
     Short-term investments ...................................................................           150            150
     Trade accounts receivable, net of allowance for doubtful
         accounts of $906 in 2000 and $888 in 1999.............................................         1,642          3,419
     Costs and Estimated earnings in excess of billings on uncompleted contracts ..............             8             --
     Inventories ..............................................................................            69             57
     Prepaid expenses and other current assets ................................................           224            264
                                                                                                     --------       --------
         Total current assets .................................................................        14,164          7,294
                                                                                                     --------       --------
Property and equipment, net ...................................................................           486            545
Intangible assets, net ........................................................................         5,370          5,296
Other long-term assets ........................................................................           522            522
                                                                                                     --------       --------

Total assets ..................................................................................      $ 20,542       $ 13,657
                                                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .........................................................................      $  2,638       $  4,892
     Accrued expenses .........................................................................           954            720
     Accrued patent cost ......................................................................         1,863          1,863
     Current portion of long-term debt ........................................................           128            625
     Sales taxes payable ......................................................................           345            454
     Billings in excess of costs and estimated earnings on uncompleted contracts ..............            --            131
     Deferred revenues ........................................................................           308            265
     Other ....................................................................................            10             11
                                                                                                     --------       --------
         Total current liabilities ............................................................         6,246          8,961
                                                                                                     --------       --------
Long-term debt, net of current portion ........................................................           643            676
                                                                                                     --------       --------
         Total liabilities ....................................................................         6,889          9,637
                                                                                                     --------       --------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
         none issued or outstanding ...........................................................            --             --
     Common stock, $.01 par value, 50,000,000 shares authorized,
         14,300,763 shares issued in 2000 (13,925,763 outstanding) and
         12,398,389 shares issued in 1999 (12,023,389 outstanding) ............................           139            119
     Additional paid-in capital ...............................................................        48,416         36,367
     Accumulated deficit ......................................................................       (34,902)       (32,466)
                                                                                                     --------       --------
         Total shareholders' equity ...........................................................        13,653          4,020
                                                                                                     --------       --------
Total liabilities and shareholders' equity ....................................................      $ 20,542       $ 13,657
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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                        -------------------------------
                                                                            2000               1999
                                                                        ------------       ------------
                                                                            (Dollars in thousands,
                                                                            except per share data)
NET SALES:
     License fees ...............................................      $        208       $      1,033
     Resales of software and technology equipment ...............             3,663              5,405
     Service fees ...............................................               223              1,366
                                                                       ------------       ------------
         Total net sales ........................................             4,094              7,804
                                                                       ------------       ------------

COST OF SALES:
     License fees ...............................................                 1                234
     Resales of software and technology equipment ...............             3,052              4,472
     Service fees ...............................................               286              1,249
     Amortization of capitalized software costs .................               215                165
                                                                       ------------       ------------

         Total cost of sales ....................................             3,554              6,120
                                                                       ------------       ------------

GROSS PROFIT ....................................................               540              1,684

Sales and marketing expenses ....................................             1,264              1,815
General and administrative expenses .............................             1,396              1,343
Research and development costs ..................................               335                220
                                                                       ------------       ------------

Loss from operations ............................................            (2,455)            (1,694)

Interest expense (income), net ..................................               (19)                72
                                                                       ------------       ------------

LOSS BEFORE INCOME TAXES ........................................            (2,436)            (1,766)

Income tax (benefit) ............................................                --                 --
                                                                       ------------       ------------

NET LOSS ........................................................      $     (2,436)      $     (1,766)
                                                                       ============       ============

NET LOSS PER SHARE - BASIC AND DILUTED ..........................      $      (0.19)      $      (0.20)
                                                                       ============       ============

Weighted average number of common shares - basic and diluted ....        12,752,000          8,848,340
                                                                       ============       ============


    The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       2000           1999
                                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................................      $ (2,436)      $ (1,766)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................................           391            376
     Loss on disposal of property and equipment ...............................             7             --
     Provision for doubtful accounts ..........................................           162             90
     Fair value of stock based compensation granted for professional services
     Changes in operating assets and liabilities
         Trade accounts receivable ............................................         1,615           (504)
         Costs and est. earnings in excess of billings on uncompleted contracts            (8)            --
         Other current assets .................................................            28           (118)
         Accounts payable and accrued expenses ................................        (2,234)            46
         Billings in excess of costs and est. earnings on uncompleted contracts          (131)            --
         Deferred revenue .....................................................            43             --
         Other current liabilities ............................................            (1)           179
                                                                                     --------       --------

         Net cash used in operating activities ................................        (2,564)        (1,697)
                                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets ........          (386)          (341)
Acquisition of property and equipment .........................................           (27)           (40)
                                                                                     --------       --------

         Net cash used in investing activities ................................          (413)          (381)
                                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of $153 issuance costs ........         9,154            905
Net proceeds from exercise of stock warrants ..................................         2,786             --
Net proceeds from exercise of stock options ...................................           234             41
Borrowings under notes payable and long-term debt .............................            --          1,000
Repayments on notes payable and long-term debt ................................          (530)           (28)
                                                                                     --------       --------

         Net cash provided by financing activities ............................        11,644          1,918
                                                                                     --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................         8,667           (160)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................         3,404          1,350
                                                                                     --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................................      $ 12,071       $  1,190
SUPPLEMENTAL CASH FLOW INFORMATION:
     Restricted cash balances at March 31 .....................................      $    944       $    900
     Interest paid/(received) .................................................           (35)            78
     Non-cash investing and financing activities:
           Fair value of warrants granted in conjunction with acquisition
           of patents .........................................................            --            432
           Issuance costs for shares issued through private placements ........           105             --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 2000 and December 31, 1999, and the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

2.   SUBSEQUENT EVENTS

     On April 7, 2000, NeoMedia Technologies, Inc. (the "Company") purchased substantially all of the assets of DayStar Services, L.L.C., a Tennessee limited liability company. The assets consisted of DayStar's rights under a license agreement between DayStar and the Company dated June 30, 1999 for the Company's NeoLink Information Server and DayStar's rights under an Agent Agreement between DayStar and the Company dated June 30, 1999 for NeoLink. The assets purchased also included all of DayStar's software and hardware and source codes used in the operation of the DayStar website and existing customer/vendor relationships. The purchase price for the assets was $4,000,000; $3,520,000 paid through the transfer of 321,829 shares of NeoMedia's Common Stock and $480,000 paid through the forgiveness of a receivable due from DayStar.

     William Fritz and Charles Fritz, officers, directors and principal shareholders of the Company are also principal equity holders of DayStar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through the three months ended March 31, 2000, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

     During the first quarter of 2000, the Company's focus continued to shift from Systems Integration and Migration products toward its Applications Service Provider (ASP) business. During 1999, the Company sold its first license with the internally-developed NeoLink technology, and in December launched its PaperClick.com virtual portal. NeoMedia's strategy is to become the world's leading provider of systems and services that link print and print on products to web based information. The Company discontinued its Y2K product line during the fourth quarter of 1999.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     NET SALES. Total net sales for the three months ended March 31, 2000 were $4.1 million, which represented a $3.7 million, or 47.4%, decrease from $7.8 million for the three months ended March 31, 1999. This decrease primarily resulted from reduced resales of Sun and IBM equipment, as well as the discontinuation of the Company's Y2K product line.

     LICENSE FEES. License fees for the three months ended March 31, 2000 were $0.2 million compared to $1.0 million for the three months ended March 31, 1999, a decrease of $0.8 million or 80.0%. This decrease resulted primarily from the discontinuation of the Company's Y2K product line. There were no costs related to license sales during 2000. Cost of sales as a percentage of related sales was 22.6% during 1999. This decrease in the cost of sales as a percentage of related sales was primarily due to the sale in 1999 of Y2K licenses on which the Company paid royalties.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment decreased by $1.7 million, or 31.5%, to $3.7 million for the three months ended March 31, 2000, as compared to $5.4 million for the three months ended March 31, 1999. This decrease primarily resulted from fewer sales of IBM and Sun Microsystems hardware due to sales in 1999 to customers in preparation for Y2K . Cost of sales as a percentage of related sales was 83.3% during 2000, compared to 82.7 % during 1999.

     SERVICE FEES. NeoMedia's service fees decreased by $1.2 million or 85.7%, to $0.2 million for the three months ended March 31, 2000, compared to $1.4 million for the three months ended March 31, 1999. This decrease was primarily due to the discontinuation of the Company's Y2K services. Cost of service fees as a percentage of related sales increased to 224.7% during 2000 from 103.5% during 1999 primarily due to the fixed nature of consulting costs coupled with an overall decline in service fee revenue.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $1.3 million for the three months ended March 31, 2000, compared to $1.8 million for the three months ended March 31, 1999, a decrease of $0.5 million or 27.8%. This decrease primarily resulted from an overall reduction in the sales staff during the second half of 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.1 million, or 7.7%, to $1.4 million for the three months ended March 31, 2000, compared to $1.3 million for the three months ended March 31, 1999.

     RESEARCH AND DEVELOPMENT. During the three months ended March 31, 2000, NeoMedia charged to expense $335,000 of research and development costs, an increase of $115,000 or 52.3% compared to $220,000 charged to expense for the three months ended March 31, 1999. This increase was due to increased resources directed toward the development of the ASP business.

     INTEREST EXPENSE(INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest (income)/expense decreased by $91,000, or 126.4%, to $(19,000) for the three months ended March 31, 2000 from $72,000 for the three months ended March 31, 1999, due to reduced interest expense resulting from the repayment of notes in the first quarter of 2000, as well as interest income from higher cash balances in 2000.

     NET LOSS. The net loss for the quarter ended March 31, 2000 was $2.5 million, which represented a $0.7 million, or 38.9% increase from a $1.8 million loss for the three months ended March 31, 1999. The increase in net loss primarily resulted from in increased investment by NeoMedia in the ASP business offset by increased profit in the systems integration business as a result of discontinuation of the Y2K business.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, the Company has successfully obtained approximately $9.2 million of equity financing and $3.0 million from exercises of warrants and employee stock options. The Company also received a commitment from an unrelated third party to invest up to $7.5 million in the Company through the purchase of unissued shares of common stock at a price of $7.50 per share. In connection with the additional financing, 275,000 warrants at an exercise price of $7.50 and 125,000 warrants at an exercise price of $15.00 were issued. Management believes that this additional financing together with revenue from operations, will be sufficient to sustain operations for the remainder of 2000.

     Net cash used in operating activities for the three months ended March 31, 2000 and 1999, was $2.6 million and $1.7 million, respectively. During 2000, trade accounts receivable inclusive of costs in excess of billings decreased $1.6 million, while accounts payable and accrued expenses and deferred revenue decreased $2.2 million. During 1999, trade accounts receivable increased $504,000, while accounts payable and accrued expenses and other current liabilities increased $225,000. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 2000 and 1999, was $413,000 and $381,000, respectively.

     Net cash provided by financing activities for the three months ended March 31, 2000 and 1999, was $11.6 million and $1.9 million, respectively. The increase was due to $12.2 million raised during the first quarter of 2000 through the issuance of common stock, as well as the exercise of warrants and stock options.

     The Company has entered into a migration contract (specifically Year 2000 remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total contract is approximately $780,000, of which approximately $759,000 has been recognized as revenue by the Company as of March 31, 2000. As an element to the contract, the Company has guaranteed its work product and resulting Year 2000 compliance of the customer. To this end, during 1999 the Company established bank guarantees in the form of certificates of deposit totaling approximately $150,000 in favor of the customer. The Company believes that it has the ability and intent to complete such remediation in a satisfactory manner and is accounting for this project on a percentage of completion basis.

YEAR 2000 ISSUES

     The Year 2000(Y2K) issue (i.e. the ability of computer systems to recognize a date using "00" as the year rather than 1900) affects all companies and organizations. As a result of the Company's Y2K efforts, no significant internal problems have occurred to date. The Company has not experienced any problems with suppliers, vendors, customers, or financial institutions. There were no significant expenditures related to Y2K compliance, and the Company does not anticipate any further expenses associated with Y2K.

                          PART II -- OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1    Article 5 Financial Data Schedule for March 31, 2000

(b)      Reports on Form 8-K

                  On April 24, 2000, the Company filed a Form 8-K Current Report to disclose that it acquired the assets of Daystar Services, L.L.C.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEOMEDIA TECHNOLOGIES, INC.
                                                Registrant

Date MAY 3, 2000               By: /s/ CHARLES W. FRITZ
     -----------               -------------------------------------------------
                               Charles W. Fritz, President, Chief Executive
                               Officer and Chairman of the Board


Date MAY 3, 2000               By: /s/ CHARLES T. JENSEN
     -----------               -------------------------------------------------
                               Charles T. Jensen, Vice President, Chief
                               Financial Officer, Treasurer and Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER     DOCUMENT
------     --------

27.1       Article 5 Financial Data Schedule for March 31, 2000