Form 10QSB
period 2000-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2000-08-09
CIK 1022701

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                       _________________________________

                                 FORM 10 - QSB
                                  (Mark One)
              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---

     As of July 20, 2000, there were outstanding 14,413,584 shares of the issuer's Common Stock.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NeoMedia Technologies, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                          June 30,       December 31,
                                                                                            2000             1999
                                                                                          --------         --------
                                                                                        (Unaudited)        (Audited)
ASSETS                                                                                       (Dollars in thousands
                                                                                               except share data)
Current assets:
  Cash and cash equivalents, including restricted amounts of $944 in 2000
   and $944 in 1999..................................................................    $  5,800          $  3,404
  Short-term investments.............................................................         156               150
  Trade accounts receivable, net of allowance for doubtful accounts of $469 in 2000
   and $888 in 1999..................................................................       7,542             3,419
  Costs and Estimated earnings in excess of billings on uncompleted contracts........         130               ---
  Inventories........................................................................          72                57
  Prepaid expenses and other current assets..........................................         400               264
                                                                                         --------          --------
   Total current assets..............................................................      14,100             7,294
                                                                                         --------          --------
Property and equipment, net..........................................................         440               545
Intangible assets, net...............................................................       5,854             5,296
Other long-term assets...............................................................       4,575               522
                                                                                         --------          --------
Total assets.........................................................................    $ 24,969          $ 13,657
                                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................    $  6,484          $  4,892
  Accrued expenses...................................................................       1,422               720
  Accrued patent cost................................................................         ---             1,863
  Current portion of long-term debt..................................................         147               625
  Sales taxes payable................................................................         469               454
  Billings in excess of costs and estimated earnings on uncompleted contracts........          24               131
  Deferred revenues..................................................................         138               265
  Other..............................................................................          11                11
                                                                                         --------          --------
   Total current liabilities.........................................................       8,695             8,961
                                                                                         --------          --------
Long-term debt, net of current portion...............................................         609               676
                                                                                         --------          --------
   Total liabilities.................................................................       9,304             9,637
                                                                                         --------          --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none
   issued or outstanding.............................................................         ---               ---
  Common stock, $.01 par value, 50,000,000 shares authorized, 14,413,384 shares issued and outstanding in 2000 and 12,398,389 shares issued in 1999
   (12,023,389 outstanding)..........................................................         144               119
  Additional paid-in capital.........................................................      52,508            36,367
  Accumulated deficit................................................................     (36,987)          (32,466)
                                                                                         --------          --------
   Total shareholders' equity........................................................      15,665             4,020
                                                                                         --------          --------
Total liabilities and shareholders' equity...........................................    $ 24,969          $ 13,657
                                                                                         ========          ========

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations

                                                                                   Six months
                                                                                  Ended June 30,
                                                                              ---------------------
                                                                                2000         1999
                                                                              --------     --------
                                                                              (Dollars in thousands,
                                                                              except per share data)
Net Sales:
 License fees..............................................................  $       364   $    1,972
 Resales of software and technology equipment .............................       12,786       10,889
 Service fees..............................................................          491        2,285
                                                                             -----------   ----------
     Total net sales.......................................................       13,641       15,146
                                                                             -----------   ----------

Cost of sales:
 License fees..............................................................            1          379
 Resales of software and technology equipment..............................       11,079        9,259
 Service fees..............................................................          615        2,170
 Amortization of capitalized software costs ...............................          527          385
                                                                             -----------   ----------
     Total cost of sales...................................................       12,222       12,193
                                                                             -----------   ----------

Gross profit...............................................................        1,419        2,953

Sales and marketing expenses ..............................................        3,004        3,531
General and administrative expenses .......................................        2,357        2,453
Research and development costs ............................................          662          503
                                                                             -----------   ----------

Loss from operations ......................................................       (4,604)      (3,534)

Interest expense (income), net.............................................          (83)         120
                                                                             -----------   ----------

Loss before income taxes ..................................................       (4,521)      (3,654)

Income tax (benefit).......................................................          ---          ---
                                                                             -----------   ----------

Net loss...................................................................  $    (4,521)  $   (3,654)
                                                                             ===========   ==========

Net loss per share - basic and diluted.....................................  $     (0.34)  $    (0.40)
                                                                             ===========   ==========

Weighted average number of common shares - basic and diluted...............   13,464,757    9,047,615
                                                                             ===========   ==========

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations

                                                                                      Three months
                                                                                     Ended June 30,
                                                                                     --------------
                                                                                    2000         1999
                                                                                  --------     --------
                                                                                (Dollars in thousands,
                                                                                except per share data)
Net Sales:
    License fees........................................................... $       132   $       939
    Resales of software and technology equipment...........................       9,111         5,484
    Service fees...........................................................         304           919
                                                                            -----------   -----------
        Total net sales....................................................       9,547         7,342
                                                                            -----------   -----------

Cost of sales:
    License fees  .........................................................         ---           145
    Resales of software and technology equipment...........................       8,027         4,787
    Service fees...........................................................         329           921
    Amortization of capitalized software costs.............................         312           220
                                                                            -----------   -----------
        Total cost of sales................................................       8,668         6,073
                                                                            -----------   -----------
Gross profit...............................................................         879         1,269

Sales and marketing expenses ..............................................       1,740         1,716
General and administrative expenses .......................................         961         1,110
Research and development costs ............................................         327           283
                                                                            -----------   -----------
Loss from operations.......................................................      (2,149)       (1,840)

Interest expense (income), net.............................................         (64)           48
                                                                            -----------   -----------

Loss before income taxes...................................................      (2,085)       (1,888)

Income tax (benefit).......................................................         ---           ---
                                                                            -----------   -----------
Net loss................................................................... $    (2,085)  $    (1,888)
                                                                            ===========   ===========

Net loss per share - basic and diluted..................................... $     (0.15)  $     (0.19)
                                                                            ===========   ===========

Weighted average number of common shares - basic and diluted...............  14,169,239   $ 9,951,056
                                                                            ===========   ===========

   The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                          Six months ended June 30,
                                                                                          -------------------------
                                                                                            2000             1999
                                                                                          --------         --------
Cash flows from operating activities:
Net loss...............................................................................   $ (4,521)        $ (3,654)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization........................................................        970              761
  Loss on disposal of property and equipment...........................................          8              ---
  Provision for doubtful accounts .....................................................        456              151
  Fair value of stock based compensation granted for professional services.............        ---              ---
  Changes in operating assets and liabilities:
     Trade accounts receivable.........................................................     (5,059)            (918)
     Costs and est. earnings in excess of billings on uncompleted contracts............       (130)             ---
     Other current assets..............................................................         25             (135)
     Accounts payable and accrued expenses.............................................        516           (1,394)
     Billings in excess of costs and est. earnings on uncompleted contracts............       (107)             ---
     Deferred revenue..................................................................       (127)             ---
     Other current liabilities.........................................................        ---              246
                                                                                          --------         --------

     Net cash used in operating activities.............................................     (7,969)          (4,943)
                                                                                          --------         --------

Cash flows from investing activities:
Capitalization of software development and purchased intangible assets.................     (1,290)            (602)
Long Term Assets.......................................................................       (194)             ---
Acquisition of property and equipment..................................................        ---              (53)
                                                                                          --------         --------

     Net cash used in investing activities.............................................     (1,484)            (655)
                                                                                          --------         --------

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs..........................      9,137            4,655
Proceeds from exercise of stock warrants...............................................      2,876              528
Proceeds from exercise of stock options................................................        381              ---
Borrowings under short term debt.......................................................        ---            2,000
Repayments on notes payable and long-term debt.........................................       (545)             (61)
                                                                                          --------         --------
     Net cash provided by financing activities.........................................     11,849            7,122
                                                                                          --------         --------
Net increase in cash and cash equivalents..............................................      2,396            1,524
Cash and cash equivalents, beginning of year...........................................      2,460              450
                                                                                          --------         --------
Cash and cash equivalents, end of period...............................................   $  4,856         $  1,974
                                                                                          ========         ========
Supplemental cash flow information:
  Restricted cash balances at June 30..................................................   $    944         $    900
  Interest paid/(received).............................................................        (83)              85
  Non-cash activities:
     Issuance costs for shares issued through private placements.......................         74              ---
     Fixed assets purchased with shares of common stock................................      3,520              ---
     Prepaid expenses paid with shares of common stock.................................        182              ---
     Accrued expenses paid with shares of common stock.................................         70              ---
     Accounts receivable converted to fixed asset......................................        480              ---

  The accompanying notes are an integral part of these consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
        Unaudited Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation and Nature of Business Operations

Basis of Presentation

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 2000 and December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the three months and six months ended June 30, 2000 and 1999.
The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. Certain reclassifications have been made to the first quarter 2000 financial statements to conform to the second quarter 2000 presentation.


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


     NeoMedia ASP
     ------------

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

     NeoMedia SI
     ------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     Through the six months ended June 30, 2000, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

     During the first two quarters of 2000, the Company's focus continued to shift from Systems Integration and Migration products toward its Applications Service Provider (ASP) business. NeoMedia's strategy is to become the world's leading provider of systems and services that link print and print on products to web based information. The Company discontinued its Y2K product line during the fourth quarter of 1999.

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

Results of operations for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999

     Net sales. Total net sales for the six months ended June 30, 2000 were $13.6 million, which represented a $1.5 million, or 10%, decrease from $15.1 million for the six months ended June 30, 1999. This decrease primarily resulted from discontinuation of the Company's Y2K product line.

     License fees. License fees for the six months ended June 30, 2000 were $0.4 million compared to $2.0 million for the six months ended June 30, 1999, a decrease of $1.6 million or 80%. This decrease resulted primarily from discontinuation of the Company's Y2K product line as well as a sale of a NeoLink software license in 1999. In April 2000, this NeoLink software license was repurchased by NeoMedia as part of the acquisition of the Daystar Services, L.L.C. assets. There were insignificant costs related to license sales during 2000. Cost of sales as a percentage of related sales was 19.2% during 1999. This decrease in the cost of sales as a percentage of related sales was primarily due to the sale in 1999 of Y2K licenses on which the Company paid royalties.

     Resales of software and technology equipment. Resales of software and technology equipment increased by $1.9 million, or 17%, to $12.8 million for the six months ended June 30, 2000, as compared to $10.9 million for the six months ended June 30, 1999. This increase primarily resulted from greater sales of Sun Microsystems hardware in 2000 as customers chose the Sun platform for the implementation of their E-business applications. Cost of sales as a percentage of related sales was 86.6% during 2000, compared to 85.0% during 1999.

     Service fees. NeoMedia's service fees decreased by $1.8 million or 78%, to $0.5 million for the six months ended June 30, 2000, compared to $2.3 million for the six months ended June 30, 1999. This decrease was primarily due to the discontinuation of the Company's Y2K services. Cost of service fees as a percentage of related sales increased to 125% during 2000 from 95.0% during 1999 primarily due to the fixed nature of consulting costs coupled with an overall decline in service fee revenue.

     Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $3.0 million for the six months ended June 30, 2000, compared to $3.5 million for the six months ended June 30, 1999, a decrease of $0.5 million or 14%. This decrease primarily resulted from an overall reduction in the sales staff during the second half of 1999 due to the discontinuation of the Company's Y2K business.

     General and administrative. General and administrative expenses decreased by $0.1 million, or 4%, to $2.4 million for the six months ended June 30, 2000, compared to $2.5 million for the six months ended June 30, 1999.

     Research and development. During the six months ended June 30, 2000, NeoMedia charged to expense $0.7 million of research and development costs, an increase of $0.2 million or 40% compared to $0.5 million charged to expense for the six months ended June 30, 1999. This increase was due to increased resources directed toward the development of the ASP business.

     Interest expense (income), net. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense decreased by $203,000, or 169%, to an income of $(83,000) for the six months ended June 30, 2000 from $120,000 expense for the six months ended June 30, 1999. This was due to reduced interest expense resulting from the repayment of notes in the first quarter of 2000, as well as interest income from higher cash balances in 2000.

     Net Loss. The net loss for the six months ended June 30, 2000 was $4.5 million, which represented a $0.8 million, or 22% increase from a $3.7 million loss for the six months ended June 30, 1999. The increase in net loss primarily resulted from an increased investment by NeoMedia in the ASP business offset by increased profit in the systems integration business as a result of discontinuation of the unprofitable Y2K business.


Results of operations for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999

     Net sales. Total net sales for the three months ended June 30, 2000 were $9.5 million, which represented a $2.2 million, or 30%, increase from $7.3 million for the three months ended June 30, 1999. This increase primarily resulted from an increase in technology equipment resales offset by a decrease in licenses and services.

     License fees. License fees for the three months ended June 30, 2000 were $0.1million compared to $0.9 million for the three months ended June 30, 1999, a decrease of $0.8 million or 89%. This decrease resulted primarily from the discontinuation of the Company's Y2K product line as well as a sale of a NeoLink software license in 1999. In April 2000, this NeoLink software license was repurchased by NeoMedia as part of the acquisition of the Daystar Services, L.L.C. assets. There were insignificant costs related to license sales during 2000. Cost of sales as a percentage of related sales was 15.4% during 1999. This decrease in the cost of sales as a percentage of related sales was primarily due to the sale in 1999 of Y2K licenses on which the Company paid royalties.

     Resales of software and technology equipment. Resales of software and technology equipment increased by $3.6 million, or 65%, to $9.1 million for the three months ended June 30, 2000, as compared to $5.5 million for the three months ended June 30, 1999. This increase primarily resulted from greater sales of Sun Microsystems hardware in 2000 as customers expanded eBusiness activities. Cost of sales as a percentage of related sales was 88% during 2000, compared to 87.3% during 1999.

     Service fees. NeoMedia's service fees decreased by $0.6 million or 67%, to $0.3 million for the three months ended June 30, 2000, compared to $0.9 million for the three months ended June 30, 1999. This decrease was primarily due to the discontinuation of the Company's Y2K services. Cost of service fees as a percentage of related sales increased to 108% during 2000 from 100.2% during 1999 primarily due to the fixed nature of consulting costs coupled with an overall decline in service fee revenue.

     Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses remained at $1.7 million for the three months ended June 30, 2000 and the three months ended June 30, 1999.

     General and administrative. General and administrative expenses decreased by $0.1 million, or 9%, to $1.0 million for the three months ended June 30, 2000, compared to $1.1 million for the three months ended June 30, 1999.

     Research and development. During the three months ended June 30, 2000, NeoMedia charged to expense $0.3 million of research and development costs which remained the same for the three months ended June 30, 1999.

     Interest expense (income), net. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense decreased by $112,000, or 233 %, to an income of $(64,000) for the three months ended June 30, 2000 from $48,000 for the three months ended June 30, 1999 This was due to reduced interest expense resulting from the repayment of notes in the first quarter of 2000, as well as interest income from higher cash balances in the second quarter of 2000.

     Net Loss. The net loss for the quarter ended June 30, 2000 was $2.1 million, which represented a $0.2 million, or 10.5% increase from a $1.9 million loss for the three months ended June 30, 1999. The increase in net loss primarily resulted from lower license revenue in the ASP business offset by increased profit in the systems integration business as a result of discontinuation of the Y2K business.


Liquidity and Capital Resources

     During the first quarter of 2000, the Company successfully obtained approximately $9.2 million of equity financing and $3.0 million from exercises of warrants and employee stock options. The Company also received a commitment from an unrelated third party to invest up to $7.5 million in the Company through the purchase of unissued shares of common stock at a price the lower of $7.50 per share or a 35% discount to the five-day average trading price immediately prior to the receipt of the signed subscription agreement. In connection with this committment, 125,000 warrants at an exercise price of $7.50 and 125,000 warrants at an exercise price of $15.00 will be issued upon completion of the transaction. Management believes that this additional financing together with revenue from operations, will be sufficient to sustain operations for the remainder of 2000.

     Net cash used in operating activities for the six months ended June 30, 2000 and 1999, was $8.0 million and $4.9 million, respectively. An increase of $1.9 million was attributable to a non-recurring payment for a patent during the second quarter of 2000. During 2000 cash from trade accounts receivable, inclusive of costs in excess of billings, decreased $5.2 million due to increased sales in the second quarter, while accounts payable, accrued expenses and deferred revenue increased $282,000. During 1999, trade accounts receivable increased $918,000, while accounts payable and accrued expenses and other current liabilities decreased $1.1 million.

     NeoMedia's net cash flow used in investing activities for the six months ended June 30, 2000 and 1999, was $1,408,000 and $655,000, respectively.The increase was primarily due to cash used in developing the ASP business. Net cash provided by financing activities for the six months ended June 30, 2000 and 1999, was $11.8 million and $7.1 million, respectively. The increase was primarily due to $12.2 million raised during the first quarter of 2000 through the issuance of common stock, as well as the exercise of warrants and stock options.



     The Company has entered into a migration contract (specifically Year 2000 remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total contract is approximately $780,000, of which approximately $761,000 has been recognized as revenue by the Company as of June

30, 2000. As an element to the contract, the Company has guaranteed its work product and resulting Year 2000 compliance of the customer. To this end, during 1999 the Company established bank guarantees in the form of certificates of deposit totaling approximately $150,000 in favor of the customer. The Company has satisfied this guarantee and is in the process of releasing the bank guarantee. The Company believes that it has the ability and intent to complete such remediation in a satisfactory manner and is accounting for this project on a percentage of completion basis.

Safe Harbor Provision of the Private Securities Litigation Act of 1995

     NeoMedia operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in NeoMedia's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in NeoMedia's Form S-3/A Registration Statement , effective May 2, 2000. The forward-looking statements are based on the beliefs of the management of NeoMedia, as well as assumptions made by, and information currently available to, NeoMedia's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause NeoMedia's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, NeoMedia's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than NeoMedia, the availability of sufficient capital, NeoMedia's ability to identify the right product mix, NeoMedia's ability to operate effectively in geographical areas in which it has no prior experience, the maturation and success of NeoMedia's strategy to develop, market and sell its products and services, risks inherent in conducting international business, risks associated with selling proprietary licenses and conducting a consulting services business, changes in NeoMedia's product and service mix and product and service pricing, the effectiveness of NeoMedia's efforts to control operating expenses, general economic and business conditions affecting NeoMedia and its customers in the United States and other countries in which NeoMedia sells and anticipates to sell its products and services, and NeoMedia's ability to: (i) obtain additional financing on terms acceptable to the Company, or at all, to allow the Company to continue its operations as currently proposed; (ii) develop, market and sell existing and acquired products for its patented technology; (iii) adjust to changes in technology, customer preferences, enhanced competition and new competitors in the print-to-internet technology market; (iv) protect its proprietary patent rights from infringement or misappropriation; (v) maintain or enhance its relationships with business partners and vendors; and (vi) attract and retain key employees. There can be no assurance that NeoMedia will be able to identify, develop, market, sell or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that NeoMedia will be able to respond effectively to technological changes. There can be no assurance that NeoMedia will not encounter technical or other difficulties that could delay introduction of new products in the future. If NeoMedia is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected. NeoMedia is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                         PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
              (None)

(b)  Reports on Form 8-K
              (None)

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEOMEDIA TECHNOLOGIES, INC.
                                        ---------------------------
                                                Registrant

Date July 28, 2000            By:  /s/ Charles W. Fritz
     -------------               --------------------------------------------
                              President, Chief Executive Officer, Chairman of
                              the Board and Director


Date July 28, 2000            By:  /s/ Charles T. Jensen
     -------------               --------------------------------------------
                                 Charles T. Jensen, Vice President, Chief
                                 Financial Officer, Treasurer and Director

                                 EXHIBIT INDEX
                                 -------------


Sequential    Exhibit
Page Number   Number   Document
-----------   ------   --------

12             27.1    Article 5 Financial Data Schedule for June 30, 2000