Form 10QSB
period 2000-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2000-10-30
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB
                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of October 9, 2000, there were outstanding 14,426,284 shares of the issuer's Common Stock .

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                        2000           1999
                                                                                      --------       --------
                                                                                    (Unaudited)      (Audited)
                                                                                      (Dollars in thousands
                                                                                        except share data)
ASSETS
Current assets:
     Cash and cash equivalents, including restricted amounts of $750 in 2000
         and $944 in 1999 ......................................................      $  3,403       $  3,404
     Short-term investments ....................................................            --            150
     Trade accounts receivable, net of allowance for doubtful
         accounts of $385 in 2000 and $888 in 1999 .............................         3,022          3,419
     Inventories ...............................................................           176             57
     Prepaid expenses and other current assets .................................           455            264
                                                                                      --------       --------
         Total current assets ..................................................         7,056          7,294
                                                                                      --------       --------
Property and equipment, net ....................................................           419            545
Intangible assets, net .........................................................         5,456          5,296
Other long-term assets .........................................................         4,363            522
                                                                                      --------       --------

Total assets ...................................................................      $ 17,294       $ 13,657
                                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................      $  2,677       $  4,892
     Accrued expenses ..........................................................         1,326            720
     Accrued patent cost .......................................................            --          1,863
     Current portion of long-term debt .........................................           150            625
     Sales taxes payable .......................................................           303            454
     Billings in excess of costs and estimated earnings on uncompleted contracts           135            131
     Deferred revenues .........................................................           166            265
     Other .....................................................................            17             11
                                                                                      --------       --------
         Total current liabilities .............................................         4,774          8,961
                                                                                      --------       --------
Long-term debt, net of current portion .........................................           575            676
                                                                                      --------       --------
         Total liabilities .....................................................         5,349          9,637
                                                                                      --------       --------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
         none issued or outstanding ............................................            --             --
     Common stock, $.01 par value, 50,000,000 shares authorized,
         14,421,984 shares issued and outstanding in 2000 and
         12,398,389 shares issued in 1999 (12,023,389 outstanding) .............           144            119
     Additional paid-in capital ................................................        52,533         36,367
     Accumulated deficit .......................................................       (40,548)       (32,466)
     Treasury Stock, at cost, 37,580 shares of common stock ....................          (184)            --
                                                                                      --------       --------
         Total shareholders' equity ............................................        11,945          4,020
                                                                                      --------       --------
Total liabilities and shareholders' equity .....................................      $ 17,294       $ 13,657
                                                                                      ========       ========

         The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       ------------       ------------
                                                                            (Dollars in thousands,
                                                                            except per share data)
NET SALES:
     License fees ...............................................      $        457       $      2,329
     Resales of software and technology equipment ...............            16,427             15,047
     Service fees ...............................................               806              2,789
                                                                       ------------       ------------

         Total net sales ........................................            17,690             20,165
                                                                       ------------       ------------

COST OF SALES:
     License fees ...............................................                23                530
     Resales of software and technology equipment ...............            14,531             13,249
     Service fees ...............................................               842              2,813
     Amortization of capitalized software costs .................               829                631
                                                                       ------------       ------------

         Total cost of sales ....................................            16,225             17,223
                                                                       ------------       ------------

GROSS PROFIT ....................................................             1,465              2,942

Sales and marketing expenses ....................................             4,573              5,127
General and administrative expenses .............................             4,172              3,463
Research and development costs ..................................               945                780
                                                                       ------------       ------------

Loss from operations ............................................            (8,225)            (6,428)

Interest expense (income), net ..................................              (149)               163
                                                                       ------------       ------------

LOSS BEFORE INCOME TAXES ........................................            (8,076)            (6,591)

Income tax (benefit) ............................................                --                 --
                                                                       ------------       ------------

NET LOSS ........................................................      $     (8,076)      $     (6,591)
                                                                       ============       ============


NET LOSS PER SHARE - BASIC AND DILUTED ..........................      $      (0.59)      $      (0.67)
                                                                       ============       ============

Weighted average number of common shares - basic and diluted ....        13,802,381          9,882,097
                                                                       ============       ============

         The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       ------------       ------------
                                                                            (Dollars in thousands,
                                                                            except per share data)
NET SALES:
     License fees ...............................................      $        117       $        357
     Resales of software and technology equipment ...............             3,653              4,158
     Service fees ...............................................               279                504
                                                                       ------------       ------------

         Total net sales ........................................             4,049              5,019
                                                                       ------------       ------------

COST OF SALES:
     License fees ...............................................                22                151
     Resales of software and technology equipment ...............             3,457              3,990
     Service fees ...............................................               227                643
     Amortization of capitalized software costs .................               301                246
                                                                       ------------       ------------

         Total cost of sales ....................................             4,007              5,030
                                                                       ------------       ------------

GROSS PROFIT ....................................................                42                (11)

Sales and marketing expenses ....................................             1,570              1,596
General and administrative expenses .............................             1,819              1,010
Research and development costs ..................................               273                277
                                                                       ------------       ------------

Loss from operations ............................................            (3,620)            (2,894)

Interest expense (income), net ..................................               (65)                43
                                                                       ------------       ------------

LOSS BEFORE INCOME TAXES ........................................            (3,555)            (2,937)

Income tax (benefit) ............................................                --                 --
                                                                       ------------       ------------

NET LOSS ........................................................      $     (3,555)      $     (2,937)
                                                                       ============       ============


NET LOSS PER SHARE - BASIC AND DILUTED ..........................      $      (0.25)      $      (0.27)
                                                                       ============       ============

Weighted average number of common shares - basic and diluted ....        14,412,405         10,837,138
                                                                       ============       ============


         The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                            2000           1999
                                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................................      $ (8,076)      $ (6,591)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .................................................         2,157          1,067
     Loss on disposal of property and equipment ....................................             8             --
     Provision for doubtful accounts ...............................................          (503)            (6)
     Changes in operating assets and liabilities:
         Trade accounts receivable .................................................           420            504
         Other current assets ......................................................            22             (5)
         Accounts payable and accrued expenses .....................................        (3,553)        (2,093)
         Billings in excess of costs and est. earnings on uncompleted contracts ....             4             --
         Deferred revenue ..........................................................           (99)            --
         Other current liabilities .................................................            --            (48)
                                                                                          --------       --------

         Net cash used in operating activities .....................................        (9,620)        (7,172)
                                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets .............        (1,739)          (891)
Long Term Assets ...................................................................          (194)            --
Acquisition of property and equipment ..............................................          (108)           (96)
                                                                                          --------       --------

         Net cash used in investing activities .....................................        (2,041)          (987)
                                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs ......................         9,137          7,666
Proceeds from exercise of stock warrants ...........................................         2,876             --
Proceeds from exercise of stock options ............................................           407            955
Borrowings under short term debt ...................................................            --          2,000
Repayments on notes payable and long-term debt .....................................          (576)           (84)
Treasury stock repurchased .........................................................          (184)            --
                                                                                          --------       --------

         Net cash provided by financing activities .................................        11,660         10,537
                                                                                          --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................            (1)         2,378
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................................         3,404          1,350
                                                                                          --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................      $  3,403       $  3,728
                                                                                          ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Restricted cash balances at September 30 ......................................      $    175       $    900
     Interest paid/(received) ......................................................           (30)           102
     Non-cash activities:
         Issuance costs for shares issued through private placements ...............            74             --
         Fixed assets purchased with shares of common stock ........................         3,520             --
         Prepaid expenses paid with shares of common stock .........................           182             --
         Accrued expenses paid with shares of common stock .........................            70             --
         Accounts receivable converted to fixed asset ..............................           480             --
         Conversion of short-term debt to equity ...................................            --          2,000

         The accompanying unaudited notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 2000 and December 31, 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through the nine months ended September 30, 2000, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

     During the first three quarters of 2000, the Company's focus continued to shift from Systems Integration and Migration products toward its Applications Service Provider (ASP) business. NeoMedia's strategy is to become the world's leading provider of systems and services that link print and print on products to web based information. The Company discontinued its Y2K product line during the fourth quarter of 1999.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Total net sales for the nine months ended September 30, 2000 were $17.7 million, which represented a $2.5 million, or 12%, decrease from $20.2 million for the nine months ended September 30, 1999. This decrease primarily resulted from discontinuation of the Company'sY2K product line.

     LICENSE FEES. License fees for the nine months ended September 30, 2000 were $0.5 million compared to $2.3 million for the nine months ended September 30, 1999, a decrease of $1.8 million or 78%. This decrease resulted primarily from discontinuation of the Company'sY2K product line. There were insignificant costs related to license sales during 2000. Cost of sales as a percentage of related sales was 22.8% during 1999. This decrease in the cost of sales as a percentage of related sales was primarily due to the sale in 1999 of Y2K licenses on which the Company paid royalties.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment increased by $1.4 million, or 9%, to $16.4 million for the nine months ended September 30, 2000, as compared to $15.0 million for the nine months ended September 30, 1999. This increase primarily resulted from greater sales of Sun Microsystems hardware in 2000 as customers chose the Sun platform for the implementation of their E-business applications. Cost of sales as a percentage of related sales was 88.5% during 2000, compared to 88.1% during 1999.

     SERVICE FEES. NeoMedia's service fees decreased by $2.0 million or 71%, to $0.8 million for the nine months ended September 30, 2000, compared to $2.8 million for the nine months ended September 30, 1999. This decrease was primarily due to the discontinuation of the Company's Y2K services. Cost of service fees as a percentage of related sales increased to 104.5% during 2000 from 100.1% during 1999 primarily due to the fixed nature of consulting costs coupled with an overall decline in service fee revenue.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $4.6 million for the nine months ended September 30, 2000, compared to $5.1 million for the nine months ended September 30, 1999, a decrease of $0.5 million or 10%. This decrease primarily resulted from an overall reduction in the sales staff during the second half of 1999 due to the discontinuation of the Company's Y2K business.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.7 million, or 20%, to $4.2 million for the nine months ended September 30, 2000, compared to $3.5 million for the nine months ended September 30, 1999. This increase was primarily due to legal expenses of $0.5 million that were capitalized during the year related to a specific transaction. These costs were subsequently expensed as a result of the transaction not occurring.

     RESEARCH AND DEVELOPMENT. During the nine months ended September 30, 2000, NeoMedia charged to expense $0.9 million of research and development costs, an increase of $0.1 million or 13% compared to $0.8 million charged to expense for the nine months ended September 30, 1999. This increase was due to increased resources directed toward the development of the ASP business.

     INTEREST EXPENSE (INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense decreased by $312,000, or 191.4%, to an income of $(149,000) for the nine months ended September 30, 2000 from $163,000 expense for the nine months ended September 30, 1999. This was due to reduced interest expense resulting from the repayment of notes in the first quarter of 2000, as well as interest income from higher cash balances during the first half of 2000.

     NET LOSS. The net loss for the nine months ended September 30, 2000 was $8.1 million, which represented a $1.5 million, or 23% increase from a $6.6 million loss for the nine months ended September 30, 1999. The increase in net loss primarily resulted from an increased investment by NeoMedia in the ASP business and higher legal expenses offset by increased profit in the systems integration business as a result of discontinuation of the unprofitable Y2K business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     NET SALES. Total net sales for the three months ended September 30, 2000 were $4.0 million, which represented a $1.0 million, or 20% decrease from $5.0 million for the three months ended September 30, 1999. This decrease primarily resulted from discontinuation of the Company'sY2K product line, as well as a decrease in resales of IBM software and technology equipment

     LICENSE FEES. License fees for the three months ended September 30, 2000 were $0.1 million compared to $0.4 million for the three months ended September 30, 1999, a decrease of $0.3 million or 75%. This decrease resulted primarily from the discontinuation of the Company'sY2K product line. Cost of sales as a percentage of related sales was 18.8% during 2000, compared to 42.3% during 1999. This decrease in the cost of sales as a percentage of related sales was primarily due to the sale in 1999 of Y2K licenses on which the Company paid royalties.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT. Resales of software and technology equipment decreased by $0.5 million, or 12%, to $3.7 million for the three months ended September 30, 2000, as compared to $4.2 million for the three months ended September 30, 1999. This decrease primarily resulted from lower resales of IBM software and technology equipment. Cost of sales as a percentage of related sales was 94.6% during 2000, compared to 96.0% during 1999.

     SERVICE FEES. NeoMedia's service fees decreased by $0.2 million or 40%, to $0.3 million for the three months ended September 30, 2000, compared to $0.5 million for the three months ended September 30, 1999. This decrease was primarily due to the discontinuation of the Company's Y2K services. Cost of service fees as a percentage of related sales decreased to 81.4% during 2000 from 127.6% during 1999 primarily due to the reduction in workforce related to the discontinuation of the Y2K product line.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses of $1.6 million for the three months ended September 30, 2000, remained steady compared to $1.6 million for the three months ended September 30, 1999. Decreases due to the discontinuation of the Y2K product line were offset by increases related to an increasing emphasis on the application service provider (ASP) side of the business.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.8 million, or 80%, to $1.8 million for the three months ended September 30, 2000, compared to $1.0 million for the three months ended September 30, 1999. The increase is primarily the result of legal expenses of $0.5 million that were capitalized during the year related to a specific transaction. These costs were subsequently expensed as a result of the transaction not occurring.

     RESEARCH AND DEVELOPMENT. Research and development expenses of $0.3 million for the three months ended September 30, 2000, remained steady compared to $0.3 million for the three months ended September 30, 1999. Decreases due to the discontinuation of the Y2K product line were offset by increases related to an increasing emphasis on the application service provider (ASP) side of the business.

     INTEREST EXPENSE (INCOME), NET. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense decreased by $108,000, or 251.2 %, to an income of $(65,000) for the three months ended September 30, 2000 from $43,000 expense for the three months ended September 30, 1999. This was due to reduced interest expense resulting from the repayment of notes in the first quarter of 2000, as well as interest income from higher cash balances in the first half of 2000.

     NET LOSS. The net loss for the quarter ended September 30, 2000 was $3.6 million, which represented a $0.7 million, or 24% increase from a $2.9 million loss for the three months ended September 30, 1999. The increase in net loss primarily resulted from higher legal expenses offset by increased profit in the systems integration business as a result of discontinuation of the Y2K business.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, the Company successfully obtained approximately $9.2 million of equity financing and $3.0 million from exercises of warrants and employee stock options. As of October 23, 2000, the Company has total cash of $7.8 million. Of this amount, $5.0 million is the result of the first installment due under the October 18, 2000 license agreement entered into with Digital:Convergence Corporation (see Subsequent Events below).

     Net cash used in operating activities for the nine months ended September 30, 2000 and 1999, was $9.6 million and $7.2 million, respectively. An increase of $1.9 million was attributable to a non-recurring payment for a patent during the second quarter of 2000. During 2000, trade accounts receivable, inclusive of costs in excess of billings, decreased $420,000 due to decreased sales in the third quarter, while accounts payable, accrued expenses and deferred revenue decreased $3.7 million. During 1999, trade accounts receivable decreased $504,000, while accounts payable and accrued expenses and other current liabilities decreased $2.1 million.

     NeoMedia's net cash flow used in investing activities for the nine months ended September 30, 2000 and 1999, was $2.0 million and $1.0 million, respectively. The increase was primarily due to cash used in developing the ASP business. Net cash provided by financing activities for the nine months ended September 30, 2000 and 1999, was $11.7 million and $10.5 million, respectively. The increase was primarily due to $12.2 million raised during the first quarter of 2000 through the issuance of common stock, as well as the exercise of warrants and stock options.

     The Company has entered into a migration contract (specifically Year 2000 remediation) with a Colombian customer related to the remediation of certain of the customer's computer systems to be Year 2000 compliant. The total contract is approximately $780,000, all of which has been recognized as revenue by the Company as of September 30, 2000. As an element to the contract, the Company has guaranteed its work product and resulting Year 2000 compliance of the customer. To this end, during 1999 the Company established bank guarantees in the form of certificates of deposit totaling approximately $150,000 in favor of the customer. The Company has satisfied this guarantee and the bank guarantee has been released.

SUBSEQUENT EVENTS

     On October 18, 2000, NeoMedia Technologies, Inc. (the "Company") entered into an agreement with Digital:Convergence Corporation ("DC"), granting to DC a worldwide, non-exclusive license of Company's extensive patent portfolio for directly linking documents, objects and transactions to the Internet. The license agreement provides for payment to the Company of minimum annual royalties over a 10-year period, aggregating in excess of $100,000,000 in cash and equity in DC. Specifically, the agreement provides:

                     (i) for $15 million in cash and/or common stock of DC (minimum of $8 million payable in cash) payable during the first contract year;

                     (ii) for a yearly royalty during years 2-10 equal to the greater of (a) $10,000,000 or (b) 1.5% of DC revenues up to $2.0 billion and 1% over $2 billion; the first $10 million of royalty each year being payable in cash and/or DC common stock (minimum of $3 million payable in cash); and

                     (iii) for the issuance to the Company of 1,415,760 shares of DC common stock within the first year, or payment to the Company of $15,431,784 payable in 3 equal annual installments commencing on the first annual anniversary of the license agreement.

In connection with the license agreement, the Company granted DC warrants to purchase up to 1.4 million shares of the Company's common stock at a price of $6.00 per share.

     The Company further announced that it is presently discussing with DC the possibility of coordinating their respective efforts to achieve interoperability between DC's systems and the Company's PaperClick system.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     NeoMedia operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in NeoMedia's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in NeoMedia's Form S-3/A Registration Statement , effective May 2, 2000. The forward-looking statements are based on the beliefs of the management of NeoMedia, as well as assumptions made by, and information currently available to, NeoMedia's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause NeoMedia's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, NeoMedia's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than NeoMedia, the availability of sufficient capital, NeoMedia's ability to identify the right product mix , NeoMedia's ability to operate effectively in geographical areas in which it has no prior experience, the maturation and success of NeoMedia's strategy to develop, market and sell its products and services, risks inherent in conducting international business, risks associated with selling proprietary licenses and conducting a consulting services business, changes in NeoMedia's product and service mix and product and service pricing, the effectiveness of NeoMedia's efforts to control operating expenses, general economic and business conditions affecting NeoMedia and its customers in the United States and other countries in which NeoMedia sells and anticipates to sell its products and services, and NeoMedia's ability to: (i) obtain additional financing on terms acceptable to the Company, or at all, to allow the Company to continue its operations as currently proposed; (ii) develop, market and sell existing and acquired products for its patented technology; (iii) adjust to changes in technology, customer preferences, enhanced competition and new competitors in the print-to-internet technology market; (iv) protect its proprietary patent rights from infringement or misappropriation; (v) maintain or enhance its relationships with business partners and vendors; and (vi) attract and retain key employees. There can be no assurance that NeoMedia will be able to identify, develop, market, sell or support new products or enhancements successfully, that any such new products or enhancements will gain market acceptance, or that NeoMedia will be able to respond effectively to technological changes. There can be no assurance that NeoMedia will not encounter technical or other difficulties that could delay introduction of new products in the future. If NeoMedia is unable to introduce new products or enhancements and respond to industry changes on a timely basis, its business could be materially adversely affected. NeoMedia is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                          PART II -- OTHER INFORMATION

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  10.1 Licensing Agreement dated October 18, 2000 by and between NeoMedia Technologies, Inc and Digital:Convergence Corporation.

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

                                            NEOMEDIA TECHNOLOGIES, INC.
                                            ---------------------------
                                                     Registrant


Date October 23 , 2000                 By: /s/ CHARLES W. FRITZ
                                           -------------------------------------
                                       Chief Executive Officer,
                                       Chairman of the Board and Director



Date October 23 , 2000                 By: /s/ CHARLES T. JENSEN
                                           -------------------------------------
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Director

EXHIBIT INDEX

EXHIBIT
NUMBER       DOCUMENT
------       --------

10.1 Licensing Agreement dated October 18, 2000 by and between NeoMedia Technologies, Inc and Digital:Convergence Corporation.

27.1         Article 5 Financial Data Schedule for September 30, 2000