Form 10QSB/A
period 2000-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2001-02-12
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                               AMENDMENT NO. 1 TO
                                 FORM 10 - QSB/A

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
                                                                                        (Unaudited)        (Audited)

ASSETS                                                                                       (Dollars in thousands
                                                                                               except share data)
Current assets:
  Cash and cash equivalents, including restricted amounts of $944 in 2000
   and $944 in 1999..................................................................    $  5,800          $  3,404
  Short-term investments.............................................................         156               150
  Trade accounts receivable, net of allowance for doubtful accounts of $469 in 2000
   and $888 in 1999..................................................................       7,542             3,419
  Costs and Estimated earnings in excess of billings on uncompleted contracts........         130               ---
  Inventories........................................................................          72                57
  Prepaid expenses and other current assets..........................................         400               264
                                                                                         --------          --------
   Total current assets..............................................................      14,100             7,294
                                                                                         --------          --------
Property and equipment, net..........................................................         440               545
Intangible assets, net...............................................................       5,854             5,296
Other long-term assets...............................................................       4,095               522
                                                                                         --------          --------
Total assets.........................................................................    $ 24,489          $ 13,657
                                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................    $  6,484          $  4,892
  Accrued expenses...................................................................       1,422               720
  Accrued patent cost................................................................         ---             1,863
  Current portion of long-term debt..................................................         147               625
  Sales taxes payable................................................................         469               454
  Billings in excess of costs and estimated earnings on uncompleted contracts........          24               131
  Deferred revenues..................................................................         138               265
  Other..............................................................................          11                11
                                                                                         --------          --------
   Total current liabilities.........................................................       8,695             8,961
                                                                                         --------          --------
Long-term debt, net of current portion...............................................         609               676
                                                                                         --------          --------
   Total liabilities.................................................................       9,304             9,637
                                                                                         --------          --------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none
   issued or outstanding.............................................................         ---               ---
  Common stock, $.01 par value, 50,000,000 shares authorized, 14,413,384 shares issued and outstanding in 2000 and 12,398,389 shares issued in 1999
   (12,023,389 outstanding)..........................................................         144               119
  Additional paid-in capital.........................................................      52,508            36,367
  Accumulated deficit................................................................     (37,467)          (32,466)
                                                                                         --------          --------
   Total shareholders' equity........................................................      15,185             4,020
                                                                                         --------          --------
Total liabilities and shareholders' equity...........................................    $ 24,489          $ 13,657
                                                                                         ========          ========


The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations


                                                                                   Six months
                                                                                  Ended June 30,
                                                                              ---------------------
                                                                                2000         1999
                                                                              --------     --------
                                                                              (Dollars in thousands,
                                                                              except per share data)
Net Sales:
 License fees..............................................................  $       364   $    1,972
 Resales of software and technology equipment .............................       12,786       10,889
 Service fees..............................................................          491        2,285
                                                                             -----------   ----------
     Total net sales.......................................................       13,641       15,146
                                                                             -----------   ----------

Cost of sales:
 License fees..............................................................            1          379
 Resales of software and technology equipment..............................       11,079        9,259
 Service fees..............................................................          615        2,170
 Amortization of capitalized software costs ...............................          527          385
                                                                             -----------   ----------
     Total cost of sales...................................................       12,222       12,193
                                                                             -----------   ----------

Gross profit...............................................................        1,419        2,953

Sales and marketing expenses ..............................................        3,004        3,531
General and administrative expenses .......................................        2,837        2,453
Research and development costs ............................................          662          503
                                                                             -----------   ----------

Loss from operations ......................................................       (5,084)      (3,534)

Interest expense (income), net.............................................          (83)         120
                                                                             -----------   ----------

Loss before income taxes ..................................................       (5,001)      (3,654)

Income tax (benefit).......................................................          ---          ---
                                                                             -----------   ----------

Net loss...................................................................  $    (5,001)  $   (3,654)
                                                                             ===========   ==========

Net loss per share - basic and diluted.....................................  $     (0.37)  $    (0.40)
                                                                             ===========   ==========

Weighted average number of common shares - basic and diluted...............   13,464,757    9,047,615
                                                                             ===========   ==========


The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Operations


                                                                                   Three months
                                                                                  Ended June 30,
                                                                            -------------------------
                                                                                2000         1999
                                                                            -----------   -----------
                                                                                (Dollars in thousands,
                                                                                except per share data)
Net Sales:
    License fees........................................................... $       132   $       939
    Resales of software and technology equipment...........................       9,111         5,484
    Service fees...........................................................         304           919
                                                                            -----------   -----------
        Total net sales....................................................       9,547         7,342
                                                                            -----------   -----------

Cost of sales:
    License fees  .........................................................         ---           145
    Resales of software and technology equipment...........................       8,027         4,787
    Service fees...........................................................         329           921
    Amortization of capitalized software costs.............................         312           220
                                                                            -----------   -----------
        Total cost of sales................................................       8,668         6,073
                                                                            -----------   -----------
Gross profit...............................................................         879         1,269

Sales and marketing expenses ..............................................       1,740         1,716
General and administrative expenses .......................................       1,441         1,110
Research and development costs ............................................         327           283
                                                                            -----------   -----------
Loss from operations.......................................................      (2,629)       (1,840)

Interest expense (income), net.............................................         (64)           48
                                                                            -----------   -----------

Loss before income taxes...................................................      (2,565)       (1,888)

Income tax (benefit).......................................................         ---           ---
                                                                            -----------   -----------
Net loss................................................................... $    (2,565)  $    (1,888)
                                                                            ===========   ===========

Net loss per share - basic and diluted..................................... $     (0.18)  $     (0.19)
                                                                            ===========   ===========

Weighted average number of common shares - basic and diluted...............  14,169,239   $ 9,951,056
                                                                            ===========   ===========


    The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                          Six months ended June 30,
                                                                                          -------------------------
                                                                                            2000             1999
                                                                                          --------         --------
Cash flows from operating activities:

Net loss...............................................................................   $ (5,001)        $ (3,654)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization........................................................        970              761
  Loss on disposal of property and equipment...........................................          8              ---
  Provision for doubtful accounts .....................................................        936              151
  Fair value of stock based compensation granted for professional services.............        ---              ---
  Changes in operating assets and liabilities:
     Trade accounts receivable.........................................................     (5,059)            (918)
     Costs and est. earnings in excess of billings on uncompleted contracts............       (130)             ---
     Other current assets..............................................................         25             (135)
     Accounts payable and accrued expenses.............................................        516           (1,394)
     Billings in excess of costs and est. earnings on uncompleted contracts............       (107)             ---
     Deferred revenue..................................................................       (127)             ---
     Other current liabilities.........................................................        ---              246
                                                                                          --------         --------

     Net cash used in operating activities.............................................     (7,969)          (4,943)
                                                                                          --------         --------

Cash flows from investing activities:

Capitalization of software development and purchased intangible assets.................     (1,290)            (602)
Long Term Assets.......................................................................       (194)             ---
Acquisition of property and equipment..................................................        ---              (53)
                                                                                          --------         --------

     Net cash used in investing activities.............................................     (1,484)            (655)
                                                                                          --------         --------

Cash flows from financing activities:

Proceeds from issuance of common stock, net of issuance costs..........................      9,137            4,655
Proceeds from exercise of stock warrants...............................................      2,876              528
Proceeds from exercise of stock options................................................        381              ---
Borrowings under short term debt.......................................................        ---            2,000
Repayments on notes payable and long-term debt.........................................       (545)             (61)
                                                                                          --------         --------
     Net cash provided by financing activities.........................................     11,849            7,122
                                                                                          --------         --------
Net increase in cash and cash equivalents..............................................      2,396            1,524
Cash and cash equivalents, beginning of year...........................................      2,460              450
                                                                                          --------         --------
Cash and cash equivalents, end of period...............................................   $  4,856         $  1,974
                                                                                          ========         ========
Supplemental cash flow information:

  Restricted cash balances at June 30..................................................   $    944         $    900
  Interest paid/(received).............................................................        (83)              85
  Non-cash activities:
     Issuance costs for shares issued through private placements.......................         74              ---
     Fixed assets purchased with shares of common stock................................      3,520              ---
     Prepaid expenses paid with shares of common stock.................................        182              ---
     Accrued expenses paid with shares of common stock.................................         70              ---


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
        Unaudited Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation and Nature of Business Operations

Basis of Presentation


     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 2000 and December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the three months and six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. Certain reclassifications have been made to the first quarter 2000 financial statements to conform to the second quarter 2000 presentation. Subsequent to the issuance of its Form 10QSB for the period ended June 30, 2000, the Company corrected the accounting for an asset purchase in the second quarter. Accordingly, the financial statements for the three months and six months ended June 30, 2000 have been resubmitted. The adjustment reduced the asset by $480,000, and increased the previously reported loss by ($0.03) per share for the three months ended June 30, 2000 and the six months ended June 30, 2000 to ($2,565), or ($0.18) per share, and ($5,001), or ($0.37) per share, respectively.


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

     General and administrative. General and administrative expenses increased by $0.4 million, or 16%, to $2.8 million for the six months ended June 30, 2000, compared to $2.5 million for the six months ended June 30, 1999.


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


     Net Loss. The net loss for the six months ended June 30, 2000 was $5.0 million, which represented a $1.3 million, or 35% increase from a $3.7 million loss for the six months ended June 30, 1999. The increase in net loss primarily resulted from an increased investment by NeoMedia in the ASP business offset by increased profit in the systems integration business as a result of discontinuation of the unprofitable Y2K business.


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

     General and administrative. General and administrative expenses increased by $0.3 million, or 27%, to $1.4 million for the three months ended June 30, 2000, compared to $1.1 million for the three months ended June 30, 1999.


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


     Net Loss. The net loss for the quarter ended June 30, 2000 was $2.6 million, which represented a $0.7 million, or 35.9% increase from a $1.9 million loss for the three months ended June 30, 1999. The increase in net loss primarily resulted from lower license revenue in the ASP business offset by increased profit in the systems integration business as a result of discontinuation of the Y2K business.


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

                                        NEOMEDIA TECHNOLOGIES, INC.
                                        ---------------------------
                                                Registrant


Date February 7, 2001         By:  /s/ Charles W. Fritz
     ----------------            --------------------------------------------
                              President, Chief Executive Officer, Chairman of
                             the Board and Director

Date February 7, 2001         By:  /s/ Charles T. Jensen
     ----------------            --------------------------------------------
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