Form 10QSB/A
period 2000-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2001-02-12
CIK 1022701

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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                        2000           1999
                                                                                      --------       --------
                                                                                    (Unaudited)      (Audited)
                                                                                      (Dollars in thousands
                                                                                        except share data)
ASSETS
Current assets:
     Cash and cash equivalents, including restricted amounts of $750 in 2000
         and $944 in 1999 ......................................................      $  3,403       $  3,404
     Short-term investments ....................................................            --            150
     Trade accounts receivable, net of allowance for doubtful
         accounts of $385 in 2000 and $888 in 1999 .............................         3,022          3,419
     Inventories ...............................................................           176             57
     Prepaid expenses and other current assets .................................           455            264
                                                                                      --------       --------
         Total current assets ..................................................         7,056          7,294
                                                                                      --------       --------
Property and equipment, net ....................................................           419            545
Intangible assets, net .........................................................         5,456          5,296
Other long-term assets .........................................................         3,883            522
                                                                                      --------       --------

Total assets ...................................................................      $ 16,814       $ 13,657
                                                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................      $  2,677       $  4,892
     Accrued expenses ..........................................................         1,326            720
     Accrued patent cost .......................................................            --          1,863
     Current portion of long-term debt .........................................           150            625
     Sales taxes payable .......................................................           303            454
     Billings in excess of costs and estimated earnings on uncompleted contracts           135            131
     Deferred revenues .........................................................           166            265
     Other .....................................................................            17             11
                                                                                      --------       --------
         Total current liabilities .............................................         4,774          8,961
                                                                                      --------       --------
Long-term debt, net of current portion .........................................           575            676
                                                                                      --------       --------
         Total liabilities .....................................................         5,349          9,637
                                                                                      --------       --------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
         none issued or outstanding ............................................            --             --
     Common stock, $.01 par value, 50,000,000 shares authorized,
         14,421,984 shares issued and outstanding in 2000 and
         12,398,389 shares issued in 1999 (12,023,389 outstanding) .............           144            119
     Additional paid-in capital ................................................        52,533         36,367
     Accumulated deficit .......................................................       (41,028)       (32,466)
     Treasury Stock, at cost, 37,580 shares of common stock ....................          (184)            --
                                                                                      --------       --------
         Total shareholders' equity ............................................        11,465          4,020
                                                                                      --------       --------
Total liabilities and shareholders' equity .....................................      $ 16,514       $ 13,657
                                                                                      ========       ========

         The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       ------------       ------------
                                                                            (Dollars in thousands,
                                                                            except per share data)
NET SALES:
     License fees ...............................................      $        457       $      2,329
     Resales of software and technology equipment ...............            16,427             15,047
     Service fees ...............................................               806              2,789
                                                                       ------------       ------------

         Total net sales ........................................            17,690             20,165
                                                                       ------------       ------------

COST OF SALES:
     License fees ...............................................                23                530
     Resales of software and technology equipment ...............            14,531             13,249
     Service fees ...............................................               842              2,813
     Amortization of capitalized software costs .................               829                631
                                                                       ------------       ------------

         Total cost of sales ....................................            16,225             17,223
                                                                       ------------       ------------

GROSS PROFIT ....................................................             1,465              2,942

Sales and marketing expenses ....................................             4,573              5,127
General and administrative expenses .............................             4,652              3,463
Research and development costs ..................................               945                780
                                                                       ------------       ------------

Loss from operations ............................................            (8,705)            (6,428)

Interest expense (income), net ..................................              (149)               163
                                                                       ------------       ------------

LOSS BEFORE INCOME TAXES ........................................            (8,556)            (6,591)

Income tax (benefit) ............................................                --                 --
                                                                       ------------       ------------

NET LOSS ........................................................      $     (8,556)      $     (6,591)
                                                                       ============       ============


NET LOSS PER SHARE - BASIC AND DILUTED ..........................      $      (0.62)      $      (0.67)
                                                                       ============       ============

Weighted average number of common shares - basic and diluted ....        13,802,381          9,882,097
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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                            2000           1999
                                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................................      $ (8,556)      $ (6,591)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .................................................         2,157          1,067
     Loss on disposal of property and equipment ....................................             8             --
     Provision for doubtful accounts ...............................................           (23)            (6)
     Changes in operating assets and liabilities:
         Trade accounts receivable .................................................           420            504
         Other current assets ......................................................            22             (5)
         Accounts payable and accrued expenses .....................................        (3,553)        (2,093)
         Billings in excess of costs and est. earnings on uncompleted contracts ....             4             --
         Deferred revenue ..........................................................           (99)            --
         Other current liabilities .................................................            --            (48)
                                                                                          --------       --------

         Net cash used in operating activities .....................................        (9,620)        (7,172)
                                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets .............        (1,739)          (891)
Long Term Assets ...................................................................          (194)            --
Acquisition of property and equipment ..............................................          (108)           (96)
                                                                                          --------       --------

         Net cash used in investing activities .....................................        (2,041)          (987)
                                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs ......................         9,137          7,666
Proceeds from exercise of stock warrants ...........................................         2,876             --
Proceeds from exercise of stock options ............................................           407            955
Borrowings under short term debt ...................................................            --          2,000
Repayments on notes payable and long-term debt .....................................          (576)           (84)
Treasury stock repurchased .........................................................          (184)            --
                                                                                          --------       --------

         Net cash provided by financing activities .................................        11,660         10,537
                                                                                          --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................            (1)         2,378
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................................         3,404          1,350
                                                                                          --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................      $  3,403       $  3,728
                                                                                          ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Restricted cash balances at September 30 ......................................      $    175       $    900
     Interest paid/(received) ......................................................           (30)           102
     Non-cash activities:
         Issuance costs for shares issued through private placements ...............            74             --
         Fixed assets purchased with shares of common stock ........................         3,520             --
         Prepaid expenses paid with shares of common stock .........................           182             --
         Accrued expenses paid with shares of common stock .........................            70             --
         Conversion of short-term debt to equity ...................................            --          2,000

         The accompanying unaudited notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION


     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 2000 and December 31, 1999, and the results of operations for the three months and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. Subsequent to the issuance of its Form 10QSB for the period ended September 30, 2000, the Company corrected the accounting for an asset purchase in the second quarter of 2000. Accordingly, the financial statements for the nine months ended September 30, 2000 have been resubmitted. The adjustment reduced the asset by $480,000, and increased the previously reported loss by ($0.03) per share for the nine months ended September 30, 2000 to ($8,556), or ($0.62) per share.


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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.2 million, or 34%, to $4.7 million for the nine months ended September 30, 2000, compared to $3.5 million for the nine months ended September 30, 1999. This increase was primarily due to legal expenses of $0.5 million that were capitalized during the year related to a specific transaction. These costs were subsequently expensed as a result of the transaction not occurring.


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


     NET LOSS. The net loss for the nine months ended September 30, 2000 was $8.6 million, which represented a $2.0 million, or 30% increase from a $6.6 million loss for the nine months ended September 30, 1999. The increase in net loss primarily resulted from an increased investment by NeoMedia in the ASP business and higher legal expenses offset by increased profit in the systems integration business as a result of discontinuation of the unprofitable Y2K business.


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

                          PART II -- OTHER INFORMATION

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  10.1 Licensing Agreement dated October 18, 2000 by and between NeoMedia Technologies, Inc and Digital:Convergence Corporation. (Previously filed)

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

27.1         Article 5 Financial Data Schedule for September 30, 2000