Form 10KSB
period 2000-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2001-04-18
CIK 1022701

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period ____________ to___________ .

                         Commission File Number 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                  36-3680347
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

       2201 Second Street, Suite 600
             Fort Myers, Florida                              33901
   (Address of Principal Executive Offices)                 (Zip Code)

          Issuer's Telephone Number (Including Area Code) 941-337-3434

         Securities Registered Under Section 12(b) of the Exchange Act:

                                                        Name of each exchange
               Title of Each Class                       on which registered
           Common Stock, par value $.01                Nasdaq Small Cap Market

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

     Issuer's consolidated revenue for its most recent fiscal year was $27,565,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on March 30, 2001 ($5.00) was $64,952,150. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

     As of March 30, 2001, there were outstanding 17,160,273 shares of the issuer's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof (the "Proxy Statement"), are incorporated by reference into Part III of the Form 10-KSB.

================================================================================

                                     PART I

ITEM 1. BUSINESS

General

     NeoMedia Technologies, Inc. (the "Company") believes that the physical world and the electronic information associated with it are highly complementary aspects of a common media space. The Company's mission is to invent, develop and commercialize technologies and products that effectively link the physical world to the Internet, to provide clear functional value for the Company's end-users, competitive advantage for our business partners and return-on-investment for our investors.

     During the past five years, the Company has successfully developed an extensive portfolio of intellectual property to establish and protect our rights in this developing market. We have recently licensed our patent portfolio to a competitor to generate non-dilutive funding for commercialization of our technology and to help legitimize and develop this new market. During the same period, NeoMedia has developed its own technology to support the development of commercial applications by third parties. During the past year this early market appears to be validating with the introduction of several new competitors. NeoMedia expects to compete with these competitors on the strength of our technology and through the leverage of our patents.

     In addition to and complementary with this technology, NeoMedia will continue to develop products that will allow our customers to seamlessly bridge the electronic and physical worlds. The first new product to be introduced in 2001, the Qode Universal Commerce Solution(TM), enables commerce and advertising promotion to consumers.

Company Structure

     The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

          NeoMedia Application Services (NAS) (formerly known as NeoMedia ASP), and

          NeoMedia Consulting and Integration Services (NCIS) (formerly known as NeoMedia SI)

     NAS is the Company's core business and is based in the US, with development and operating facilities in Fort Myers, Florida and contracted network support provided in the greater Washington D.C. metropolitan area. NAS develops and supports all of the Company's print to Internet technology as well as its suite of application service provider services including its linking "switch" and its application platforms. NAS also provides the contract systems integration resources needed to design and build custom customer solutions predicated on the Company's infrastructure technology.

     NCIS is the original business line upon which the Company was organized. NCIS resells client-server equipment and related software. The unit also provides general and specialized consulting services targeted at software driven print applications, and especially at process automation of production print facilities through its Integrated Document Factory (IDF) solution. NCIS also identifies prospects for custom applications based on the NeoMedia's NAS products and services. The operations are based in Lisle, Illinois and Monterey, Mexico.

Company History

     NeoMedia Technologies, Inc. ("NeoMedia"), was incorporated under the laws of the State of Delaware on July 29, 1996, to acquire by tax-free merger Dev-Tech Associates, Inc. ("Dev-Tech"), NeoMedia's predecessor, which was organized in Illinois in December 1989. In March 1996, Dev-Tech's common stock was split, with an aggregate of 2,551,120 shares of common stock being issued in exchange for the 164 then issued and outstanding shares of common stock. On August 5, 1996, NeoMedia acquired all of the shares of Dev-Tech in exchange for the issuance of shares of NeoMedia's common stock to Dev-Tech's stockholders ("Dev-Tech Merger").

     NeoMedia also has the following wholly-owned subsidiaries: NeoMedia Migration, Inc., incorporated in Deleware; Distribuidora Vallarta, S.A., incorporated in Guatemala; NeoMedia Technologies of Canada, Inc., incorporated in Canada; NeoMedia Tech, Inc., incorporated in Delaware; NeoMedia EDV GMBH, incorporated in Austria; NeoMedia Technologies Holding Company B.V., incorporated in the Netherlands; NeoMedia Technologies de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Migration de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Technologies do Brazil Ltd., incorporated in Brazil, and NeoMedia Technologies UK Limited, incorporated in the United Kingdom.

Recent Developments

     In March of 2001 the Company acquired the assets of Qode.com, Inc., a Web-based commerce facilitation service, which brings manufacturers, distributors and potential customers together and then motivates them to buy from both e-commerce and bricks and mortar channels through the patent-pending system of promotion and incentive. The Qode system represents over three years of development effort to create a comprehensive database of commercial products and services. Coupled with NeoMedia's capability to tie in print media promotions in the form of catalogs and coupons as well as newspaper and magazine advertising, the Qode Universal Commerce Solution has the potential to provide early revenue from a compelling transaction application that will complement the Company's existing switch infrastructure service.

     In October of 2000 the Company entered into an agreement with a competitor, Digital:Convergence Corporation (DC), granting it a worldwide, non-exclusive license of the Company's extensive patent portfolio for directly linking documents, objects, transaction and voice commands to the internet. The agreement provides for annual license fees over a period of ten (10) years in excess of $100 million through a combination of cash and equity.

     In November of 2000 the Company and Universidad Regiomontana of Monterrey, Mexico announced the integration of PaperClick EnterpriseTM print-to-web enabling technology into the University's "Visual University 2000" Program.

     In December of 2000 the Company and Instituto Tecnologico y de Estudios Superiores de Monterrey of Monterrey, Mexico announced the integration of PaperClick Enterprise into everyday student life.

     In January of 2001 the Company and NYCO Products Company of Countryside, IL announced the adoption by NYCO of the Company's PaperClick Enterprise print-to-internet enabling technology for NYCO's product information. This application is targeted at the $839 billion chemical manufacturing marketplace. According to the 1997 Economic Census Report, there are 27,026 chemical manufacturers in the United States subject to OSHA regulations, and therefore potential users of this PaperClick Application.

     In January of 2001 the Company entered into an agreement with A.T. Cross Company, a major international manufacturer of fine writing instruments and pen computing products, granting a worldwide, non-exclusive license of the Company's patents surrounding the manufacture, use, and sale of devices used in print-to-internet technologies.

     In February of 2001 the Company won Best of Show at the Internet World Wireless 2001 in the "Commerce" category. According to the IWW announcement, this award exemplifies the Company's outstanding achievements as a business leader in the internet marketplace, and represents broad industry recognition and appreciation of the Company's achievements.

     In March of 2001 the Company was granted its fourth patent (U.S. Patent No. 6199048) in nineteen months by the United States Patent and Trademark Office. The new patent extends the Company's IP Portfolio with additional claims, including voice link to the web.

Industry Overview

     NeoMedia Application Services

     The goal of the NeoMedia Application Services business segment is to drive transactions to the NeoMedia switch (a background computer process to link print to the Internet). The Company's switching platform is a state-of-the-art, open and extensible cross-media tool serving customers in a variety of industrial, commercial and educational applications. The business segment is also responsible for licensing the Company's intellectual property to others as a means of promoting this new market as well as providing a revenue and cash resource to the company. The Company has been developing its print-to-Internet technology and offerings since 1996 and thus considers itself a pioneer in this industry. In the past year, the Company has seen similar technologies and concepts emerge in the marketplace, and thus interpets these events as a positive validation of the print-to-Internet concept.

     The most high-profile marketer of physical-to-Internet switching technologies to date has been Digital:Convergence Corporation ("DC"). Their product launch consisted of a business-to-consumer (B2C) effort that included the mass distribution of a tethered scanner (Cue:Cat) and their CRQ client software via RadioShack outlets as a complement to a "Cue-enabled" catalog. DC bundled the scanner and software with fall 2000 issues of Wired and Forbes magazines. Additionally, Parade magazine (a Sunday newspaper supplement) and the Dallas Morning News implemented Cue codes and encouraged readers to go to RadioShack for their free software and scanner. DC's technology to date has focused on print-to-Internet convergence; however, their solution includes additional technologies such as TV-to-web convergence.

     In January 2001, AirClic (Formerly AirClic Connect) announced the acquisition of ConnectThings and the resulting formation of AirClic. AirClic's service offering is a wireless network that includes a web code registry, switch directory and transfer function. Aimed at wireless devices such as cell phones, PDAs, pagers and cable TV set-top boxes, the system acts as switching technology not unlike NeoMedia's. Investment partners include Symbol Technologies, Ericsson, Motorola and Goldman Sachs Group. AirClic has received, as part of a broader strategic relationship, a license to proprietary intellectual property from Symbol Technologies relating to scanning devices, technology and applications.

     Combined press from Digital:Convergence and AirClic is expected to continue to raise prospect and consumer awareness of physical-to-web convergence. The Company believes the key to adoption of print-to-Internet technologies in the marketplace will be in the development of real-world applications that provide the end user a valuable experience. The Company's service offering, however, differs from those of DC and AirClic in that, unlike their products and services, the Company (i) does not require the use of a proprietary or specified device and (ii) the Company offers its service on a "private label" basis. Thus, the Company is positioned to provide highly customized solutions that preserve the customer's brand and also provide tailored solutions to fit the customer needs.

     The Company projects that as awareness continues to rise, and these and other companies bring viable solutions to market, adoption of this emerging technology will take hold.

     NeoMedia Consulting and Integration Services

     The technology and equipment resale business is becoming a commodity industry for products undifferentiated by value added proprietary elements and services. Resale operations are also being compressed as equipment manufacturers consolidate their distribution channels.

     Proprietary products, such as NeoMedia encoders, systems integration services and Integrated Document Factory solutions offer a competitive value-add to our NCIS business. The NCIS division has unique offerings, which, to the extent that they meet market needs, offer the potential for growth in this industry.

     The NCIS division also sells migration products (tools designed to "migrate" software code from one platform to another platform) primarily to mid-sized to large corporations and government agencies. The products include proprietary products and software tools to migrate Wang, HP3000, Data General, DEC and IBM DOS/VSE platforms (legacy systems) to a Unix or NT open system platform.


Strategy

     NeoMedia has spent the past five years inventing and patenting the now confirmed "space" of linking the physical and internet environments, and developing and implementing five generations of continuously refined switch technology that seamlessly bridges these environments.

     The Company is now entering a new phase of operations. With the market being validated with the emergence of other competitors, the Company is turning its attention to the next stage of market development in this space and the creation and operation of service applications providing complete product solutions to traditional businesses with offerings related to such fields as commerce, publishing, extended media publishing, e-learning and others.

     While pursing these goals NeoMedia remains aware of strategic issues, opportunities and constraints that govern the interplay of competition and alliances in this rapidly emerging market.

Products/Services

     NeoMedia Application Services

            Metered Switching Services (MSS)

                  The Company's ASP switching platform is a state-of-the-art open publishing solution serving customers in a variety of industrial, commercial and educational applications. The MSS service will provide switching service on an annual contract basis for an initial configuration fee and a usage based transaction fee (charge per click).

            PaperClick(TM) Service

                  PaperClick Service is a web-based virtual portal (www.paperclick.com) for publishers and advertisers. It allows them to create their own links to web pages and print a PaperClick code that consists of a number or word as well as a barcode. Users type the short PaperClick code or scan a PaperClick barcode to connect directly to Web-related information. Using PaperClick codes, publishers are able to extend printed story scope with links to interactive content, and at the same time, deliver display ads, classified ads, directories, or direct marketing material. Advertisers can provide to potential customers direct access to a web page that can provide more information on the product, provide instant e-commerce to buy the product or even show videos about the product. Demographic information can be compiled and marketed to the publishers and advertisers.

            PaperClick Enterprise(TM)

                  PaperClick Enterprise is the enhanced version of PaperClick featuring the ability to create an unlimited number of PaperClick codes. Profiled Routing allows publishers to tailor content according to reader profile information, control bar display options, and measure commercial effectiveness through Demographic Reporting.

            PaperClick ToGo(TM) for Wireless Devices

                  PaperClick ToGo (www.paperclick.com) provides direct access to the World Wide Web via cell phones and personal data assistants (PDAs) employing wireless markup protocol (WAP). PaperClick ToGo converts any URL address, regardless of length, into a short telephone number-like PaperClick code. Use of the shorter PaperClick numeric codes provides simple and direct access to the Internet from small hand held devices with limited keypads. PaperClick ToGo compliments PaperClick for Publishers and Advertisers, giving consumers a convenient way to access Internet information using cellular service.

            PaperClick ToGo(TM) for Palm Operating System (OS)

                  PaperClick ToGo for Palm OS allows convenient capture and storage of PaperClick codes on a Palm Pilot (or any Palm OS device) at any time or location. After returning to a PC, the codes automatically transfer at synchronization of the Palm Pilot. This freeware application is a standard Palm OS application that works with Palm's Graffiti language and the Palm's pop-up keyboards, in addition to the built-in numeric keypad included on the main screen.

            PaperData(TM)

                  PaperData(TM) is a technology that addresses the problem of converting a digital file into a print image while maintaining all of the attributes of the file. During the process of converting a digital file to a print image, valuable information regarding attributes of the data itself are lost, such as font specifications, file identifiers, spreadsheet formulas and database references. In order to access an original digital document, the reader must either copy the original file to digital media (a computer disk) and then distribute it, or transfer the file over a data network (email). The PaperData technology allows users to directly embed a digital data file via a barcode on a printed document. This document can then be transmitted as a piece of paper would. The new user can scan the barcode and the digital version of the document is launched. This technology makes it possible for barcodes on paper to act as computer disks. The pre-production design of PaperData(TM) is complete, but the production design and future commercialization has not yet occurred.

            NeoSure(TM)

                  NeoSure(TM) is a technology for protecting negotiable printed commercial documents, such as checks, money orders, coupons, food stamps and gift certificates, from counterfeit and forgery. This patent-pending technology incorporates NeoMedia's NeoLink(TM) and PaperData(TM) technologies with U.S. Checks patented UV-Smart(TM) paper stock identification techniques and an on-line registration database. When used concurrently, this system verifies that a document is authentic, has not been modified and that the transaction has not been duplicated. The system can also be used to automate the processing of printed transactional documents, such as checks and gift certificates, as well as link documents to specific individuals for specific transactions in order to prevent unauthorized use. NeoMedia has filed several extensive patent applications on the use of NeoSure(TM) and other related technologies for linking, securing and promoting web-commerce from print media, such as coupons, catalogs and direct mail. The preproduction design of NeoSure(TM) is complete, but the production design and future commercialization has not yet occurred.

     NeoMedia Consulting and Integration Services

     NCIS is a group of highly skilled application developers thoroughly familiar with MSS and other associated NeoMedia technologies who contract to develop custom applications for clients.

            Product Sales and Equipment Re-sales

                  NCIS markets and sells proprietary software products, including high-density symbology encoders (e.g. PDF417 and UPS Maxicode) and resells client-server hardware and related systems such as Sun Microsystems, IBM and others , as well as related applications software and services.

            Integrated Document Factory (IDF)

                  The IDF solution provides design and implementation of a collection of tested hardware and software solutions utilizing Xerox's printers and Sun servers to turn document creation, production, and printing into an assembly line manufacturing process. The system particularly assists financial service concerns such as banks, insurance companies, and brokerage firms as well as helps to manage high-volume printing of statements on a frequent basis.

            System Integration Services

                  Systems Integration Services is responsible for customer identification, pre and post sales relationship support, proposals, and account management surrounding custom application development for solutions involving the metered switch services (MSS). These customized solutions are built and integrated via the NAS business unit of the Company.

Strategic Relationships

     NeoMedia Application Services

     In this segment, the Company has a number of strategic relationships, including Solar, A.T. Cross, NYCO and several large organizations in Latin America including several prestigious universities. During 2000, Digital:Convergence Corporation, Inc. entered into a patent license agreement with NeoMedia. This customer accounted for 28.2% of the Company's total revenue and 96.1% of NeoMedia NAS revenue in 2000. The Company is aggressively pursuing numerous opportunities for its products and services.

     In January 2001, the Company entered into patent license with A.T. Cross Company (Cross), a major international manufacturer of fine writing instruments and pen computing products. Cross obtained the rights under NeoMedia's print-to Internet patents for personal portable scanning devices used to link bar codes on documents and other physical consumer goods to corresponding Internet content. Cross will pay a royalty per device to NeoMedia for license rights granted under this agreement

     NeoMedia Consulting and Integration Services

     In this segment the Company provides services and products to a spectrum of customers, ranging from closely held companies to Fortune 500 companies. For the years ended December 31, 2000 and 1999, one customer, Ameritech Services, Inc. ("Ameritech"), accounted for 29.9% and 23.9%, respectively, of NeoMedia NCIS revenue. The Company expects sales to Ameritech as a percentage of total sales to decline in the future. Furthermore, the Company does not have a written agreement with Ameritech and, therefore, there are no contractual provisions to prevent Ameritech from terminating its relationship with the Company at any time. Accordingly, the loss of this customer, or a significant reduction by it in buying the products and services offered by NeoMedia, absent diversification, would materially and adversely affect of NeoMedia NCIS's revenues and results of operations. In addition, a single supplier provides the equipment and software, which is re-marketed to this customer. Accordingly, the loss of this supplier would materially adversely affect NeoMedia NCIS. For these reasons, the Company is seeking, and continues to seek, to diversify its sources of revenue and vendors from whom it purchases.

Sales and Marketing

     NeoMedia Application Services

     The Company's focus is on identifying and providing strategies for applications that drive high-volume, high-margin traffic through either or a combination of the Metered Switch Services, Paperclick TM products and the Qode Universal Commerce Solution. Specific efforts will be directed towards strategizing solutions that will continually increase the number of users, and ensure value for every participant in the value chain. In addition to direct sales, NeoMedia NAS has a network of resellers (both agents and VARs) that are trained to sell the NAS products. The division is currently working on partnerships and other agent relationships to collectively supplement the Company's internal sales and marketing staff.

     NeoMedia Consulting and Integration Services

     NCIS markets its products and services, as well as those for which it acts as a re-marketer, primarily through its direct sales force, which was composed of 8 personnel as of December 31, 2001. In addition, the business unit also relies upon its strategic alliances with industry leaders to help market its products and services, provide lead referrals and establish informal co-marketing arrangements. Representatives of the Company attend seminars and trade shows, both as speakers and participants, to help market its products and services. In addition, NCIS has two agents in the United States that sell its products and services.

Research and Development

     NeoMedia Application Services

     NeoMedia NAS believes that its success in the internet environment depends upon its ability to quickly develop new products and services, as well as make enhancements to its existing products. NeoMedia NAS employed 24 and 19 persons in the area of product development as of December 31, 2000 and December 31, 1999, respectively. During the years ended December 31, 2000 and 1999, NeoMedia NAS incurred total software development costs of $2,888,000 and $1,722,000, respectively, of which $1,787,639 and $807,000, respectively, were capitalized as software development costs and $1,101,000 and $915,000, respectively, were expensed as research and development costs. In March 2001, 16 additional employees were added to the product development area as part of the Qode asset acquisition.

      NeoMedia Consulting and Integration Services

      All significant research and development relating to NeoMedia NCIS products was discontinued at the end of 1999 when the Company discontinued its Y2K business. All employees that were in this area were reassigned or released during the fourth quarter of 1999. If further research or development of NCIS products is needed, it will be performed by the NAS division or outside contractors.


Intellectual Property Rights

     The Company received its first patent from the U.S. Patent and Trademark Office in August 1999. The patent, number 5,933,829, was allowed for the process invented by the Company for "automatic access of electronic information through secure machine-readable codes on printed documents." The Company received its second patent, number 5,978,773, in November 1999. The patent was allowed for the broad and innovative process that allows familiar print media such as magazines, catalogs, advertisements, even product labels themselves, to become the user interface to the Web. The Company's third U.S. patent, 6,108,656, which issued in August 2000, is a continuation of 5,933,829 and contains additional claims that broaden scope and coverage. The Company's fourth patent, 6,199,048, issued on March 6, 2001 and is a continuation of 5,978,773. The 6,199,048 patent substantially extends the Company's patent coverage to address voice portals, multi-media and web portal applications.

     In addition to these issued patents the Company continues to aggressively develop, acquire and obtain a substantial portfolio of domestic and international patent applications that include broad claims that apply to its core business and markets. The Company's recent acquisition of the assets of Qode.com, Inc. in March 2001 included numerous patent applications in related areas which the Company is now pursuing through both US and foreign filings.

     The Company's proprietary technology based on these patents enables everyone, regardless of training or experience, to easily access the World Wide Web on the Internet. These patents and their related proprietary technologies, along with other pending applications, enhance the use of the Internet for E-commerce by making it much more user-friendly, as well as secure. The Company also has numerous other domestic and international patents and continuations pending in these and other related areas.

     The Company relies upon its patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions, all of which afford only limited protection, to protect its proprietary technology and products. Although the Company takes steps to protect its trade secrets, such as requiring employees with access to the Company's proprietary information to execute confidentiality and non-disclosure agreements, it may be possible for unauthorized parties to copy or reverse engineer all or part of any one of the Company's proprietary technology and products. Furthermore, just as there can be no assurance that a misappropriation of the Company's proprietary technology and products will not occur, there can be no assurance that copyright, trademark and trade secret laws will be available in all circumstances to protect the Company's rights. In addition, although the laws of the United States may protect the Company's proprietary rights in its technology and products, the laws of foreign countries where the Company's products may be used may not protect its proprietary rights at all or to the same extent as the laws of the United States.

     The Company does not believe that its proprietary technology and software products infringe upon the rights of any third parties; however, there can be no assurance that a third party will not in the future claim infringement by the Company. Similarly, infringement claims could be asserted against products and technologies which the Company licenses from third parties.

     The Company may provide some of its software products to end users using non-exclusive, non-transferable licenses which provide that the licensee may use the software solely for internal operations on designated computers at specific sites or by a specified number of users. The Company generally does not make source codes available for its software products.

     Due to the difficulty of doing so, the Company has never policed, nor has it ever attempted to police, the unauthorized use of its software products. Even though piracy of the Company's proprietary rights could materially adversely affect it, the Company believes that the threat of piracy, or the unavailability of protection under applicable laws, is less significant to its competitive and financial well being than its ability to respond to the rapid change in technology which characterizes the computer industry.

Competition

     NeoMedia Application Services

     The markets in which the Company competes are relatively new. Recent entrants into the print-to-Internet market include Digital:Convergence Corporation, Digimarc, and AirClic. The Company has a significant portfolio of both invented and acquired patents to support its proprietary technologies and provide a barrier to entry for potential competitors. Additional competitive comparisons are described in the "Industry Overview" section of this document.

     NeoMedia Consulting and Integration Services.

     The largest competition, in terms of number of competitors, is for customers desiring systems integration, including the re-marketing of another party's products, and document solutions. These competitors range from local, small privately held companies to large national and international organizations, including large consulting firms. A large number of companies act as re-marketers of another party's products, and therefore, the competition in this area is intense. In some instances, the Company, in acting as a re-marketer, may compete with the original manufacturer.

Product Liability Insurance

     The Company has never had any product liability claim asserted against it. However, the Company could be subject to product liability claims in connection with the use of the products and services that it sells. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from these claims or would be able to have its customers indemnify or insure the Company against such claims. Although the Company maintains insurance against such claims, there can be no assurance that such coverage will be adequate in terms and scope to protect the Company against material adverse effects in the event of a successful claim.

Government Regulation

     Existing or future legislation could limit the growth of use of the Internet, which would curtail the Company's revenue growth. Statutes and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Congress recently passed laws regarding children's online privacy, copyrights and taxation. The law remains largely unsettled, even in areas where there has been legislative action. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet, e-commerce and online advertising. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad.

     The Company's website allows for the storage of demographic data from our users. The European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to collect and use information in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. The Company could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

Environmental Protection Compliance

     The Company has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. The Company has not expended any capital to comply with any environmental protection statutes and does not anticipate that such expenditures will be necessary in the future.


Employees

     As of December 31, 2000, the Company employed 81 persons. Of the 81 employees, 51 are located at the Company's headquarters in Fort Myers, FL, 19 at other domestic locations and 11 are located outside the United States. Of the 81 employees, 35 are dedicated to NeoMedia NAS, 29 are dedicated to NeoMedia NCIS, and 24 provide shared services used by both business units. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that its employee relations are good.

     In March 2001, the Company added an additional 45 employees with the purchase of the assets of Qode.com, Inc.

     The Company's success depends to a significant extent on the performance of its senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the computer industry. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially adversely affect the Company's business.

Safe Harbor Provision of the Private Securities Litigation Act of 1995

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses, the Company's ability to sell its products and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 2.  Description of Properties

     The Company's principal executive, development and administrative office is located at 2201 Second Street, Suite 600, Fort Myers, Florida 33901. The Company occupies approximately 15,000 square feet under terms of a written lease from an unaffiliated party which expired on January 31, 2001. The Company signed a renewal for three years at this facility during the first quarter of 2001. The Company has a sales facility at 2150 Western Court, Suite 230, Lisle, Illinois 60532, where the Company occupies approximately 6,000 square feet under the terms of a written lease from an unaffiliated party expiring on October 31, 2003.

     The Company also leases office space in two international locations. These offices are primarily used for its sales and consulting efforts.

     The Company believes that its existing office space is adequate to meet its current and short-term requirements.

     In March 2001, the Company added an additional 8,388 square feet office lease at 4850 N. State Rd. 7, Suite 104, Ft. Lauderdale, Florida with the purchase of the assets of Qode.com, Inc. The lease expires in March, 2005.

ITEM 3.  Legal Proceedings

     The Company is not presently a party to any litigation. From time to time, however, the Company is involved in various legal actions arising in the normal course of business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      (a) Market Information. NeoMedia's common stock and warrants began trading on The Nasdaq Small Cap Stock MarketSM under the symbol "NEOM" on November 25, 1996, the date of its initial public offering. Prior to such time there was no established public trading market for NeoMedia's common stock. The Company common stock also trades on the Frankfurt Stock Exchange.

      Set forth below is the range of high and low sales prices for the common stock and warrants for the periods indicated as reported by NASDAQ. The quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

    Type of Security      Period Ended                 High               Low
    ----------------      ------------                 ----               ---

    Common Stock          March 31, 1999            $  5.25             $2.75
                          June 30, 1999             $  7.25             $4.03
                          September 30, 1999        $  9.88             $5.50
                          December 31, 1999         $  7.00             $4.25
                          March 31, 2000            $ 14.50             $5.69
                          June 30, 2000             $ 11.13             $5.00
                          September 30, 2000        $  6.75             $4.13
                          December 31, 2000         $  6.50             $1.94

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

     (b) Holders. As of March 30, 2001, there were 158 registered shareholders and approximately 3,000 beneficial shareholders of record of NeoMedia's common stock. NeoMedia believes that it has a greater number of shareholders because a substantial number of NeoMedia's common stock is held of record in street name by broker-dealers for their customers.

     (c) Dividends. As of March 30, 2001, NeoMedia has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its businesses. As of March 30, 2001, NeoMedia has a letter of credit with Bank One, Chicago, Illinois, the terms of which require Bank One's written permission prior to the declaration of cash dividends.

     (d) Recent Issuances of Securities. In November 1998, NeoMedia borrowed $500,000, in two separate notes from unrelated third parties. These notes were due in November, 1999 with an interest rate of 20%. One $250,000 note was extended until January 6, 2000, and the other was extended until February 25, 2000. These notes were secured by 375,000 shares of NeoMedia's common stock by placing them in an escrow account. These shares were considered issued but not outstanding for 1999. As part of obtaining the financing, 37,500 stock warrants, exercisable at $2.00 per share, were issued to the lender. These warrants were exercised in February 2000. During 2000, both notes have been repaid and the 375,000 shares securing the notes have been released from escrow and retired by the Company.

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

     In January, 2000, the Company issued 301,368 shares of the Company's Common Stock at a price of $3.75 per share to an unrelated party. In connection with the sale, the Company also issued 12,571 warrants with an exercise price of $7.19, 5,400 warrants with an exercise price of $6.44, and 12,166 warrants with an exercise price of $7.37.

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

     In March, 2000, the Company issued 1,000,000 shares of the Company's Common Stock at a price of $7.50 per share to an unrelated party. In connection with the sale, the Company also issued 225,000 warrants with an exercise price of $7.50 and 125,000 warrants with an exercise price of $15.00.

     In March, 2001, the Company issued 21,500 shares of the Company's Common Stock at a price of $3.40 per share to an unrelated party.

     In March, 2001, the Company issued 156,250 shares of the Company's Common Stock at a price of $3.20 per share to an unrelated party.

     In March, 2001, the Company issued 61,380 shares of the Company's Common Stock at a price of $3.41 per share to an unrelated party.

     In March, 2001, the Company issued 51,000 shares of the Company's Common Stock at a price of $3.40 per share to an unrelated party.

     In March, 2001, the Company issued 250,000 shares of the Company's Common Stock at a price of $3.40 per share to an unrelated party.

     In March, 2001, holders of the Company's warrants exercised 170,000 warrants at a price of $2.13 per share.

     The above issuance's of securities were made by the Company in reliance on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as offerings not involving a public offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     During 2000, the company's continued focus was aimed toward its NeoMedia Application Service (NAS) business. NAS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world. The Company entered into a significant patent license agreement with Digital:Convergence Corporation (DC). The Company has also signed several PaperClickTM license agreements with domestic and international companies that demonstrate the versatility of the technology. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for the Company's end-users, competitive advantage for their business partners and return-on-investment for their investors.

Results of Operations for the Year Ended December 31, 2000 as Compared to the Year Ended December 31, 1999

     Net sales. Total net sales for the year ended December 31, 2000 were $27.6 million, which represented a $2.3 million, or 9.1%, increase from $25.3 million for the year ended December 31, 1999. This increase primarily resulted from intellectual property (IP) license contract signed with Digital Convergence offset by decreased sales of Y2K licenses and services from $3.3 million in 1999 to $0.1 million in 2000.

     License fees. Total license fees increased from $2.4 million to $8.4 million, or 250.0%, for the years ended December 31, 1999 and December 31, 2000. The increase was due to a patent license agreement, entered into during the fourth of quarter of 2000, between NeoMedia and Digital:Convergence Corporation ("DC"), granting DC a worldwide, non-exclusive license of the Company's patent portfolio. Revenue from this agreement totaled $7.8 million in 2000. This was offset by a decrease of $1.8 million due to the discontinuation of the Company's Y2K product line. Cost of sales as a percentage of related sales was 15.4% during 2000 compared to 73.7% during 1999. This decrease in the cost of sales as a percentage of related sales was primarily due to DC license sale in 2000 and the discontinuation of Y2K licenses on which the Company paid royalties.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $3.7 million, or 16.1%, to $19.1 million for the year ended December 31, 2000, as compared to $22.8 million for the year ended December 31, 1999. This decrease primarily resulted from decreased resales of IBM equipment due to discontinuation of sales in our Canadian market. Also contributing to the decrease was reduced service revenue from Y2K products of $1.6 million. Cost of sales as a percentage of related sales decreased to 90.0% during 2000 from 90.5% during 1999.

     Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses decreased $0.3 million, or 4.4%, to $6.5 million for the year ended December 31, 2000 from $6.8 million for the year ended December 31, 1999, due to a decrease in NeoMedia's NAS direct sales force, offset by personnel additions in marketing.

     General and administrative. General and administrative expenses increased $1.7 million, or 32.1%, to $7.0 million for the year ended December 31, 2000, from $5.3 million for the year ended December 31, 1999. This increase was due to the accrual of executive performance incentive in 2000. No performance incentive expense was incurred in 1999. Also, increased legal costs of $0.5 million were expensed in 2000.

     Research and development. During the year ended December 31, 2000, NeoMedia charged to expense $1,101,000 of research and development expenses, an increase of $114,000 or 11.6% compared to $986,000 charged to expense for the year ended December 31, 1999. This increase was due to increased resources directed toward the development of the ASP business. To the extent the Company can obtain additional capital, it will continue to make significant investments in research and development.

      Interest (income) expense, net. Interest expense consists primarily of interest paid to creditors as part of financed purchases, capitalized leases and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense decreased by $400,000, or 177%, to income of $(174,000) for the year ended December 31, 2000 from $226,000 of expense for the year ended December 31, 1999. This was due to reduced interest expense resulting from the repayment of notes in the first quarter of 2000, as well as interest income from higher cash balances during 2000.

      Net Loss. The net loss for the year ended December 31, 2000 was $5.4 million, which represented a $5.1 million, or 48.6% decrease from a $10.5 million loss for the year ended December 31, 1999. The decrease was primarily due to revenue from the licensing of NeoMedia's intellectual property in 2000. This was offset by a 97% decrease of Y2K revenue in 2000 along with increased general and administrative expenses.


Liquidity and Capital Resources


      Net cash used in operating activities for the year ended December 31, 2000 and 1999, was $6.8 million and $7.0 million, respectively. During 2000, trade accounts receivable inclusive of costs in excess billings increased $1.0 million, while accounts payable, accrued expenses and deferred revenue increased $1.1 million. During 1999, trade accounts receivable inclusive of costs in excess of billings decreased $2.5 million, while accounts payable, accrued expenses and deferred revenue decreased $1.7 million. NeoMedia's net cash flow used in investing activities for the years ended December 31, 2000 and 1999, was $2.6 million and $2.1 million, respectively. This increase resulted from higher capitalized software development costs coupled with an increase in acquisition costs related to long-term and intangible assets.

     During the years ended December 31, 2000 and 1999 the Company's net loss totaled approximately $5,409,000 and $10,472,000, respectively. As of December 31, 2000 the Company had accumulated losses from operations of approximately $37,875,000, had working capital of approximately $8,426,000, and approximately $4,453,000 in unrestricted cash balances.

     Management believes it will need to raise additional capital as well as reduce expenses to sustain the Company's operations in 2001. The failure of management to accomplish these initiatives will adversely effect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.

     Subsequent to December 31, 2000, the Company has undertaken the following initiatives:

 .    Through March 30, 2001, the Company has raised $1,535,500 from private placements.

 .    Through March 30, 2001, the Company has raised $361,250 from the exercise of stock warrants.

 .    Through March 30, 2001, the Company has raised $138,585 from the exercise of employee stock options.

 .    Unrestricted cash on hand as of March 30, 2001, was approximately $2.4 million.

     NeoMedia anticipates that its existing cash balances and funds available from borrowings under its existing financing agreement will have to be supplemented with additional funds, through loans and / or capital contributions, to finance NeoMedia's operations in 2001. During the first quarter of 2001, the Company has successfully obtained approximately $1.5 million of equity financing and approximately $500,000 from the exercise of stock options and warrants. The Company intends to obtain additional equity financing. Management believes that this additional financing will be sufficient to sustain operations for the remainder of 2001, however, there can be no assurances that these additional financings will be obtained. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

Recently Issued Accounting Pronouncements

     In June of 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The FASB later issued in June 1999 SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity to recognize all derivatives as either assets of liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     On December 3, 1999 the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company implemented SAB No. 101 for the quarter ended June 30, 2000. It did not have a material impact on the Company's results of operations.


ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements to this Form 10-KSB are attached commencing on page F-2.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoMedia Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and the current cash position of the Company raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /s/ ARTHUR ANDERSEN LLP

Tampa, Florida
March 30, 2001

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        December 31,
                                                                                -----------------------------
                                                                                   2000              1999
                                                                                -----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents..............................................      $     4,453      $      2,460
   Restricted cash........................................................              750               944
   Short-term investments.................................................               --               150
   Trade accounts receivable, net of allowance for doubtful
      accounts of $484 in 2000 and $888 in 1999...........................            4,370             3,419
   Digital Convergence receivable.........................................            5,144                --
   Costs and estimated earnings in excess of billings on
      uncompleted contracts...............................................               89                --
   Inventories............................................................              116                57
   Prepaid expenses and other current assets..............................              946               264
                                                                                -----------      ------------

         Total current assets.............................................           15,868             7,294
                                                                                -----------      ------------

Property and equipment, net...............................................              365               545
Digital Convergence receivable, net of current portion....................           10,288                --
Prepaid - Digital Convergence.............................................            4,116                --
Intangible assets, net....................................................            9,043             5,296
Other long-term assets....................................................              914               522
                                                                                -----------      ------------

         Total assets.....................................................      $    40,594      $     13,657
                                                                                ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................      $     2,301      $      4,892
   Accrued expenses.......................................................            2,691               720
   Stock liability........................................................               --             1,863
   Current portion of long-term debt......................................              137               625
   Sales taxes payable....................................................              261               454
   Billings in excess of costs and estimated earnings on
      uncompleted contracts...............................................               49               131
   Deferred revenues - Digital Convergence................................            1,543                --
   Deferred revenues......................................................              449               265
   Other..................................................................               11                11
                                                                                -----------      ------------

         Total current liabilities........................................            7,442             8,961
                                                                                -----------      ------------

Long-term debt, net of current portion....................................              539               676
Long-term deferred revenues - Digital Convergence.........................           13,503                --
                                                                                -----------      ------------

         Total liabilities................................................           21,484             9,637
                                                                                -----------      ------------

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued or outstanding..............................               --                --
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 14,460,384 shares issued and outstanding
      in 2000 and 12,398,389 shares issued and
      12,023,389 outstanding in 1999......................................              145               119
   Additional paid-in capital.............................................           57,619            36,367
   Accumulated deficit....................................................          (37,875)          (32,466)
   Treasury stock, at cost, 201,230 shares of common stock................             (779)               --
                                                                                -----------      ------------

         Total shareholders' equity.......................................           19,110             4,020
                                                                                -----------      ------------

            Total liabilities and shareholders' equity....................      $    40,594      $     13,657
                                                                                ===========      ============

    The accompanying notes are an integral part of these consolidated balance sheets.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                    Years Ended December 31,
                                                                                 ----------------------------
                                                                                      2000           1999
                                                                                 -------------   ------------
NET SALES:

   License fees..............................................................     $      8,417   $      2,430
   Resales of software and technology equipment and service fees.............           19,148         22,826
                                                                                 -------------   ------------

         Total net sales.....................................................           27,565         25,256
                                                                                 -------------   ------------

COST OF SALES:

   License fees..............................................................            1,296          1,790
   Resales of software and technology equipment and service fees.............           17,237         20,680
                                                                                 -------------   ------------

         Total cost of sales.................................................           18,533         22,470
                                                                                 -------------   ------------

GROSS PROFIT.................................................................            9,032          2,786

Sales and marketing expenses.................................................            6,504          6,765
General and administrative expenses..........................................            7,010          5,281
Research and development costs...............................................            1,101            986
                                                                                 -------------   ------------

Loss from operations.........................................................           (5,583)       (10,246)
Interest (income) expense, net...............................................             (174)           226
                                                                                 -------------   ------------

NET LOSS.....................................................................    $     (5,409)   $    (10,472)
                                                                                 =============   ============

NET LOSS PER SHARE--BASIC AND DILUTED.........................................   $      (0.39)   $      (1.01)
                                                                                 =============   ============

Weighted average number of common shares--basic and diluted...................      13,931,104     10,377,478
                                                                                 =============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Years Ended December 31,
                                                                                 --------------------------
                                                                                     2000          1999
                                                                                 ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................   $    (5,409)   $  (10,472)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..............................................          2,336         2,029
   Loss on disposal of property and equipment.................................             58            --
   Fair value of stock based compensation granted for
      professional services...................................................            437            28
   Changes in operating assets and liabilities
      Trade accounts receivable, net..........................................          1,548         2,271
      Digital Convergence receivable..........................................        (2,767)            --
      Costs and estimates earnings in excess of billings on
         uncompleted contracts................................................           (89)           222
      Other current assets....................................................          (121)           382
      Other long-term assets..................................................          (194)            --
      Accounts payable, accrued expenses and stock liability..................        (2,676)        (1,286)
      Billings in excess of costs and estimates earnings on
         uncompleted contracts................................................           (82)           131
      Deferred revenue........................................................            184          (391)
      Other current liabilities...............................................             --            76
                                                                                 ------------   -----------
         Net cash used in operating activities................................        (6,775)       (7,010)
                                                                                 ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets........        (2,317)       (1,470)
Increase in cash surrender value of life insurance............................          (199)         (522)
Acquisition of property and equipment.........................................          (123)         (127)
                                                                                 ------------   -----------

         Net cash used in investing activities................................        (2,639)       (2,119)
                                                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
     net of  issuance costs of $74 in 2000 and $148 in 1999...................          9,203         8,172
Net proceeds from exercise of stock warrants..................................          2,877            75
Net proceeds from exercise of stock options...................................            537         1,061
Common stock repurchased......................................................          (779)            --
Borrowings under notes payable and long-term debt.............................             --         2,000
Change in restricted cash.....................................................            194         (194)
Repayments on notes payable and long-term debt................................          (625)         (125)
                                                                                 ------------   -----------

         Net cash provided by financing activities............................         11,407        10,989
                                                                                 ------------   -----------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS.......................................................          1,993         1,860
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................          2,460           600
                                                                                 ------------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR........................................   $      4,453   $     2,460
                                                                                 ============   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the year .............................................           $170          $146
   Non-cash investing and financing activities:
      Daystar assets purchased with shares of common stock....................          3,520            --
      Conversion of short-term debt to equity.................................             --         2,000
      Issuance costs for shares issued through private placements.............             96           112
      Stock liability due upon issuance of patent.............................             --         1,863
      Warrants issued for DC license contract.................................          4,704            --
      Deferred revenue relating to DC license contract........................         15,432            --

The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                                            Total
                                           Common Stock         Additional                        Treasury Stock            Share-
                                      ----------------------     Paid-in     Accumulated   ----------------------------    holders'
                                         Shares        Amount    Capital       Deficit        Shares          Amount        Equity
                                      -----------  ----------- -----------  -------------  ---------------  -----------  -----------
BALANCE, DECEMBER 31, 1998........      8,699,080         $87     $25,168       ($21,994)          ---            ---        $3,261

Exercise of employee options......        611,854           6       1,055            ---           ---            ---         1,061
Issuance of common stock
   through private placement,
   net of $260 of issuance
   costs..........................      1,978,794          20       8,039            ---           ---            ---         8,059
Fair value of warrants issued for
   professional services rendered             ---         ---          28            ---           ---            ---            28
Exercise of warrants..............        231,764           1          74            ---           ---            ---            75
Fair value of stock granted in
   conjunction with financing.....        501,897           5       2,003            ---           ---            ---         2,008
Net Loss..........................            ---         ---         ---        (10,472)          ---            ---       (10,472)
                                      -----------  ----------- -----------  -------------  ---------------  -----------  -----------
BALANCE, DECEMBER 31, 1999........     12,023,389         119      36,367        (32,466)          ---            ---         4,020
                                      -----------  ----------- -----------  -------------  ---------------  -----------  -----------
Exercise of employee options......        182,787           2         535            ---           ---            ---           537
Issuance of common stock through
   private placement, net of
   $170 of issuance costs.........      1,415,279          15       9,188            ---           ---            ---         9,203
Fair value of options issued for
   professional services rendered             ---         ---         253            ---           ---            ---           253
Fair value of stock issued for
   professional services
   rendered.......................         21,500           1         183            ---           ---            ---           184
Fair value of options issued
   related to license agreement
   with Digital Convergence.......            ---         ---       4,704            ---           ---            ---         4,704
Exercise of warrants..............        495,600           5       2,872            ---           ---            ---         2,877
Stock issued to purchase assets           321,829           3       3,517            ---           ---            ---         3,520
Treasury Stock, at cost...........            ---         ---         ---            ---       201,230           (779)         (779)
Net Loss..........................            ---         ---         ---         (5,409)          ---            ---        (5,409)
                                      -----------  ----------- -----------  -------------  ---------------  -----------  -----------
BALANCE, DECEMBER 31, 2000........     14,460,384        $145     $57,619       ($37,875)      201,230          ($779)      $19,110
                                      ===========  =========== ===========  =============  ===============  ===========  ===========

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

Nature of Business Operations

     The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

          NeoMedia Application Services (NAS) (formerly known as NeoMedia ASP), and

          NeoMedia Consulting and Integration Services (NCIS) (formerly known as NeoMedia SI)

NeoMedia Application Services (NAS)

     NAS is the Company's core business and is based in the US, with development and operating facilities in Fort Myers, Florida and contracted network support provided in the greater Washington D.C. metropolitan area. NAS develops and supports all of the Company's core technology as well as its suite of application service provider services including its linking "switch" and its application platforms including PaperClick(TM). NAS also provides the contract systems integration resources needed to design and build custom customer solutions predicated on the Company's infrastructure technology.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS---(Continued)

NeoMedia Consulting and Integration Services (NCIS)

         NCIS is the original business line upon which the Company was organized. NCIS resells client-server equipment and related software. The unit also provides general and specialized consulting services targeted at software driven print applications, and especially at process automation of production print facilities through the efforts of its Integrated Document Factory (IDF) consulting team. NCIS also identifies prospects for custom applications based on the NeoMedia's NAS products and services. The operations are based in Lisle, Illinois and Monterey, Mexico.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

      For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

      License fees, represent revenue from the licensing of NeoMedia's proprietary software tools, applications products and intellectual property. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Resales of software and technology equipment represent revenue from the resale of purchased third party hardware and software products and from consulting, education, maintenance and post contract customer support services.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(Continued)

      Under American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended, license revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable.

      Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped and only insignificant post-delivery obligations remain. Historically, product returns and allowances have been insignificant. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support and are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed.

      On October 18, 2000, NeoMedia entered into a ten-year license agreement with Digital:Convergence Corporation (DC). The contract specifies non-refundable, minimum royalties of $10 million each year payable in a combination of cash and DC common stock. Additional royalties may be due dependent on whether DC's annual gross revenues exceed certain thresholds. The royalties are being recognized as revenue evenly over the life of the ten-year contract. During 2000, the company recognized $5 million for royalties earned before contract execution (paid in cash in 2000) and $2.5 million of the annual minimum royalities ($2 million was received in DC stock in the first quarter of 2001).

     In addition, DC is required to issue NeoMedia shares of its common stock, valued at approximately $15.4 million. This receivable and the related deferred revenue are included in the accompanying consolidated balance sheet as Digital Convergence receivable and deferred revenues - Digital Convergence. The stock is payable on October 18, 2001, and if not paid on that date, the amount must be paid in cash in three equal installments on the one, two and three year anniversary of the date of contract execution. The deferred revenue related to the DC stock receivable are being recognized as revenue evenly over the life of the ten-year contract. During 2000, $386,000 related to the DC stock was recognized as revenue.

     As an incentive for DC to enter the contract, NeoMedia granted DC 1.4 million warrants for the purchase of NeoMedia's common stock, valued at approximately $4.7 million. The value related to these warrants is included in the accompanying consolidated balance sheet as prepaid expenses and other current assets and prepaid to Digital Convergence. The warrants were 100 percent vested and immediately exercisable at the date of grant. As of December 31, 2000, all 1.4 million warrants were still outstanding. The value of these warrants is being recognized as contra-revenue evenly over the life of the contract. During 2000, $118,000 of contra-revenue related to the warrants granted to DC was recognized as contra-revenue.

      In total, during 2000, the Company recognized approximately $7.8 million of revenue related to this contract. This revenue is included in license fees in the accompanying consolidated statement of operations.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(Continued)


      On January 31, 2001, NeoMedia gave notice of breach to DC under the license agreement entered into on October 18, 2000, as a result of not receiving any portion of the $3 million of cash and $2 million of cash or DC stock for royalties due as of January 31, 2001. On February 24, 2001, NeoMedia agreed to waive the breach by DC and grant an extension of time for payment of the cash portion of the royalties to April 24, 2001, in exchange for a promissory note with principal amount of $3 million, bearing interest of 10 percent, maturing on the earlier of the date upon which DC completes an equity or debt financing (or combination thereof) aggregating in excess of $25 million, or April 24, 2001. All principal and unpaid interest is due at maturity. NeoMedia received the $2 million of DC stock during the first quarter of 2001.

      The following table summarizes the effect of the DC transaction on the Company's financial statements:

                                                                       (Dollars in            Accounting
                                                                        thousands)             Treatment
                                                                        ----------             ---------
     ASSETS
     ------
Trade accounts receivable..........................................     $   2,500         To be paid in cash
                                                                                          or DC stock
Digital Convergence receivable.....................................         5,144         To be paid in cash
                                                                                          or DC stock
Digital Convergence receivable, net of current portion.............        10,288         To be paid in cash
                                                                                          or DC stock
Prepaid expenses (current portion).................................           470         Recognized as contra-revenue
                                                                                          over contract life
Prepaid DC (long-term portion).....................................         4,116         Recognized as contra-revenue
                                                                                          over contract life

     LIABILITIES
     -----------
                                                                                          Recoginized as
 Deferred revenues - DC............................................         1,543         revenue over
                                                                                          contract life
                                                                                          Recoginized as
 Long term deferred revenues - DC..................................        13,503         revenue over
                                                                                          contract life

      STATEMENT OF OPERATIONS
      -----------------------
License fees from annual royalties.................................         7,500         Recognized as
                                                                                          revenue in 2000
License fees from DC stock.........................................           386         Recognized as
                                                                                          revenue in 2000
License fees - contra revenue for NeoMedia warrants to DC..........          (118)        Recognized as contra -
                                                                                          revenue in 2000

Annual net license fees related to the DC contract are $11,073,000.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(Continued)

Inventories

      Inventory is stated at the lower of cost or market, and at December 31, 2000 and 1999 was comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method.

Property and Equipment

      Property and equipment are carried at cost less allowance for accumulated depreciation. Repairs and maintenance are charged to expense as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives range from three to five years for equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the life of the lease or the useful lives of the related assets. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

      Depreciation expense was $263,000 and $367,000 for the years ended December 31, 2000 and 1999, respectively.

Intangible Assets

      Intangible assets consist of capitalized software development costs, patents, and an acquired customer list.

      Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, quality assurance and documentation are capitalized. Once a product is made available for sale, capitalization is stopped unless the related costs are associated with a technologically feasible enhancement to the product. Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software, generally three years, using the straight-line method.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(Continued)

      Intangible assets activity for the years ended December 31, 2000 and 1999 was as follows:

                                                      December 31,
                                                      ------------
                                                 2000             1999
                                            -------------    -------------

      Beginning Balance                     $      5,296        $   3,729
      Additions                                    5,837            3,229
      Amortization/Write-offs                     (2,090)          (1,662)
                                            -------------       ---------
      Ending Balance                        $      9,043        $   5,296
                                            =============       =========


      Patents (including patents pending and intellectual property) and acquired customer lists are stated at cost, less accumulated amortization. Patents are generally amortized over periods ranging from five to seventeen years. The acquired customer list is being amortized over a five year period.

      Amortization expense was $2,073,000 and $1,662,000 for the years ended December 31, 2000 and 1999, respectively.


Evaluation of Long-Lived Assets

      The Company periodically performs an evaluation of the carrying value of its long-lived assets, including intangible assets, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This evaluation consists primarily of a comparison to the future undiscounted net cash flows from the associated assets in comparison to the carrying value of the assets. As of December 31, 2000, the Company is of the opinion that no impairment of its long-lived assets has occurred.


Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2000 and 1999.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)


Computation of Net Loss Per Share

      Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

                                        December 31, 2000      December 31, 1999
                                        -----------------      -----------------
      Outstanding Stock Options........     4,294,000              3,418,000
      Outstanding Warrants.............     3,968,000              2,676,000

Financial Instruments

      The Company believes that the fair value of its financial instruments approximate carrying value.


Concentrations of Credit Risk

      Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers, which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $484,000 and $888,000 in its December 31, 2000 and 1999 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry (Ameritech) of $5,824,000 and $5,843,000 during the years ended December 31, 2000 and 1999, respectively, resulting in trade accounts receivable of $229,000 and $225,000 as of December 31, 2000 and 1999, respectively. In addition, a single company supplies the equipment and software, which is re-marketed to this customer. Accordingly, the loss of this supplier would materially adversely affect NeoMedia NCIS. Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 66% and 78% of NeoMedia's revenue for the years ended December 31, 2000 and 1999, respectively. Neomedia had license fees to one major customer (DC) of $7,768,000 during the year ended December 31, 2000, resulting in an accounts receivable of $2,500,000 as of December 31, 2000. Revenue generated from this licensing agreement has accounted for a significant percentage of Neomedia's revenue. Such sales accounted for approximately 28% of Neomedia's revenue for the year ended December 31, 2000.


Reclassifications

      Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Comprehensive Income

     For the years ended December 31, 2000 and 1999, the Company did not have other comprehensive income and therefore has not included a statement of comprehensive income in the accompanying financial statements.

Recent Accounting Pronouncements

     In June of 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The FASB later issued in June 1999 SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets of liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

     On December 3, 1999 the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company implemented SAB No. 101 for the quarter ended June 30, 2000. It did not have a material impact on the Company's results of operations.

3.    LIQUIDITY

      During the years ended December 31, 2000 and 1999 the Company's net loss totaled approximately $5,409,000 and $10,472,000 respectively. As of December 31, 2000 the Company had an accumulated deficit of approximately $37,875,000 and approximately $750,000 in restricted cash balances. The Company's unrestricted cash balance at March 30, 2001 was approximately $2,400,000 (unaudited).

     Management believes it will need to raise additional capital as well as reduce expenses to sustain the Company's operations in 2001. The failure of management to accomplish these initiatives will adversely affect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.

      Subsequent to December 31, 2000, the following events have occurred:

 .             On January 31, 2001, NeoMedia gave notice of breach to DC under the license agreement entered into on October 18, 2000, as a result of not receiving any portion of the $3 million of cash and $2 million of cash or DC stock for royalties due as of January 31, 2001. On February 24, 2001, NeoMedia agreed to waive the breach by DC and grant an extension of time for payment of the cash portion of the royalties to April 24, 2001, in exchange for a promissory note with principal amount of $3 million, bearing interest of 10 percent, maturing on the earlier of the date upon which DC completes an equity or debt financing (or combination thereof) aggregating in excess of $25 million, or April 24, 2001. All principal and unpaid interest is due at maturity. NeoMedia received the $2 million of DC stock during the first quarter of 2001.

 .    During the first quarter 2001, the Company received proceeds of $499,835 from the exercise of options/warrants.

 .    During the first quarter of 2001, the Company raised $1,535,500 from the sale of previously unissued common stock to unrelated third parties.

     NeoMedia anticipates that its existing cash balances and funds available from borrowings under its existing financing agreement will have to be supplemented with additional funds, through loans and / or capital contributions, to finance NeoMedia's operations in 2001. During the first quarter of 2001, the Company has successfully obtained approximately $1.5 million of equity financing and approximately $500,000 from the exercise of stock options and warrants. The Company intends to obtain additional equity financing. Management believes that this additional financing will be sufficient to sustain operations for the remainder of 2001, however, there can be no assurances that these additional financings will be obtained. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

4.   CONTRACT ACCOUNTING

     NeoMedia periodically enters into long-term software development and consultation agreements with certain customers. As of December 31, 2000 and 1999, certain contracts were not completed and information regarding these uncompleted contracts was as follows:

                                                                  2000                  1999
                                                                  ----                  ----
Costs Incurred on Contracts..............................     $    321             $     828
Profit to Date...........................................        1,087                   980
                                                           -----------          ------------
    Total Costs and Estimated Earnings...................        1,408                 1,808
Less - Billings to Date..................................       (1,368)               (1,939)
                                                           -----------          ------------
    Costs and Estimated Earnings in Excess of Billings...     $     40             $    (131)
                                                           ===========          ============

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

The above are included in the accompanying consolidated balance sheets under the following captions:


                                                                        2000                 1999
                                                                        ----                 ----
Costs and Estimated Earnings in Excess of Billings.......       $         89            $     ---
Billing in Excess of Costs and Estimated Earnings.........               (49)                (131)
                                                                 ------------           ---------
Costs and Estimated Earnings in Excess of Billings, Net         $         40            $    (131)
                                                                ============            =========

5.    PROPERTY AND EQUIPMENT

      As of December 31, 2000 and 1999, property and equipment consisted of the following:

                                                                       2000       1999
                                                                       ----       ----
                                                                        (In thousands)
      Furniture and fixtures.....................................   $     314   $     420
      Leasehold improvements.....................................         124         124
      Equipment..................................................         504       1,290
                                                                    ---------   ---------
            Total................................................         942       1,834
      Less accumulated depreciation..............................       (577)     (1,289)
                                                                    ---------   ---------
      Total property and equipment, net..........................   $     365   $     545
                                                                    =========   =========

6.    INTANGIBLE ASSETS

      As of December 31, 2000 and 1999, intangible assets consisted of the following:

                                                                        2000       1999
                                                                        ----       ----
                                                                         (In thousands)
      Capitalized and purchased software costs..................     $   6,418   $   4,663
      Customer list.............................................         1,143       1,155
      Repurchased license rights and other......................         3,520         ---
      Patents and related costs.................................         3,026       2,672
                                                                     ---------   ---------
            Total...............................................        14,107       8,490
      Less accumulated amortization.............................       (5,064)     (3,194)
                                                                     ---------   ---------
      Total intangible assets, net..............................     $   9,043   $   5,296
                                                                     =========   =========

      At December 31, 1999, the Company had a liability of $1,862,500 to the seller of a patent purchased by the Company in 1998. The liability was settled by the Company in cash during 2000. The patent is being amortized over seventeen years.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

7.    FINANCING AGREEMENTS

      The Company has an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Under this agreement there are two separate lines of credit. The first line has credit availability of $750,000. The second line has credit availability of up to $2,000,000, based upon the Company's customer credit rating. Borrowings are collateralized by all inventory, property and equipment, and accounts receivable. In addition, as of December 31, 2000 and 1999, a $750,000 letter of credit was issued to the benefit of the commercial finance company. At December 31, 2000 and 1999, Neomedia collateralized this letter with a restricted cash balance of $750,000. As of December 31, 2000 and 1999, amounts due under this financing agreement included in accounts payable were $1,101,000 and $1,509,000, respectively.

8.    LONG-TERM DEBT

      As of December 31, 2000 and 1999, long-term debt consisted of the following:

                                                                                           2000       1999
                                                                                        ---------   ---------
                                                                                            (In thousands)
      Note payable to International Digital Scientific, Inc. (IDSI), non-interest bearing with interest imputed at 9%,
         due with minimum monthly installments of $16,000 through March 2005......      $     816   $   1,008

      Note payable, interest bearing at 20% per annum, $250,000 due January 2000 and $250,000 due February 2000, secured by 375,000 shares of previously unissued Company common stock placed in escrow. Subsequent to the repayment of the note in 2000, these shares were removed from escrow
         and returned to the Company..............................................             --        500
                                                                                        ---------   ---------

            Subtotal..............................................................            816       1,508

      Less: unamortized discount..................................................          (140)       (207)
                                                                                        ---------   ---------

            Total long-term debt..................................................            676       1,301

      Less: current portion.......................................................          (137)       (625)
                                                                                        ---------   ---------

      Long-term debt, net of current portion......................................      $     539   $     676
                                                                                        =========   =========

      The long-term debt repayments for each of the next five fiscal years ending December 31 are as follows:

                                                                                            (In thousands)
                                                                                            --------------
      2001.................................................................................   $     192
      2002.................................................................................         192
      2003.................................................................................         192
      2004.................................................................................         192
      2005.................................................................................          48
                                                                                              ---------
      Total................................................................................   $     816
                                                                                              ---------

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

      In October 1994, the Company purchased, via seller financing, certain computer software from IDSI. The aggregate purchase price was $2,000,000 and was funded by the seller with an uncollateralized note payable, without interest, in an amount equal to the greater of: (i) 5% of the collected gross revenues of NeoMedia Migration for the preceding month; or (ii) the minimum installment payment as defined, until paid in full. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (the Company's then incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount is being accreted to interest expense over the term of the note. The software acquired was amortized over its estimated useful life of three years. As of December 31, 2000 and 1999, the balance of the note payable, net of unamortized discount, was $676,000 and $801,000, respectively.

9.    INCOME TAXES

      For the years ended December 31, 2000 and 1999, the components of income tax expense were as follows:

                                                                                           2000       1999
                                                                                        ---------   ---------
                                                                                            (In thousands)

      Current.....................................................................      $      --   $      --
      Deferred....................................................................             --          --
                                                                                        ---------   ---------
      Income tax expense/(benefit)................................................      $      --   $      --
                                                                                        =========   =========


      As of December 31, 2000 and 1999, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                                                           2000       1999
                                                                                        ---------   ---------
                                                                                            (In thousands)
      Accrued employee benefits...................................................      $      30   $      31
      Provisions for doubtful accounts............................................            182         337
      Deferred revenue............................................................             13          --
      Capitalized software development costs......................................            284          98
      Net operating loss carryforwards (NOL)......................................         15,021      12,724
      Research and Development Credit.............................................             --          91
      Accruals....................................................................            864          51
      Other.......................................................................             17           8
      Alternative minimum tax credit carryforward.................................             45          45
                                                                                        ---------   ---------
      Total deferred tax assets...................................................         16,456      13,385
      Valuation Allowance.........................................................       (16,456)    (13,385)
                                                                                        ---------   ---------
      Net deferred income tax asset...............................................      $      --   $      --
                                                                                        =========   =========

      Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation reserve has been established against them.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

9.    INCOME TAXES--(Continued)


      For the years ended December 31, 2000 and 1999, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                                                     2000            1999
                                                                 ----------       -----------
                                                                       (In thousands)
      Benefit at federal statutory rate....................      $  (1,839)        $ (3,561)
      State income taxes, net of federal...................           (196)            (380)
      Foreign income taxes, net of federal.................             --               61
      Exercise of non-qualified stock options..............           (176)          (1,874)
      Permanent and other..................................           (860)             (12)
      Change in valuation allowance........................          3,071            5,766
                                                                 ---------        ---------
      Income tax expense/(benefit).........................      $      --        $      --
                                                                 =========        =========


      As of December 31, 2000, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $40 million which may be used to offset future taxable income, or, if unused expire between 2011 and 2020. As a result of certain of NeoMedia's equity activities occurring during the year ended December 31, 1997, NeoMedia anticipates that the annual usage of its pre 1998 net operating loss carryforwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

10.    TRANSACTIONS WITH RELATED PARTIES

      During each of the years ended December 31, 2000 and 1999, NeoMedia leased office and residential facilities from related parties for rental payments totaling $5,000 and $13,000, respectively. The lease expired during 2000.

      During the year ended December 31, 1999, the Company leased from a director of the Company a trade show booth for rental payments totaling $31,000. The lease expired during 1999.

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

      In April 2000, the Company paid professional fees in the amount of $8,000 to a director of the Company for consulting services rendered.

      In June 1999, NeoMedia sold a license for the right to utilize NeoMedia's Neolink Information Server to Daystar, a company owned in part by an officer and a board member of NeoMedia, for $500,000. In April 2000, in anticipation of a potential acquisition of the Company (which subsequently did not occur), NeoMedia purchased substantially all the assets of Daystar, a related party, including the rights to the license it sold to Daystar in 1999, for approximately $3.5 million of NeoMedia's common stock. The assets purchased were recorded in intangible assets at approximately $3.5 million on the accompanying consolidated balance sheets.

11.   COMMITMENTS AND CONTINGENCIES

      NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 2000 and 1999, NeoMedia's rent expense was $1,067,000 and $1,268,000, respectively.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

11.   COMMITMENTS AND CONTINGENCIES--(Continued)

      The following is a schedule of the future minimum lease payments under non-cancelable operating leases as of December 31, 2000:


                                                                           Payments
                                                                           --------
                                           (In thousands)
      2001...............................................                  $    595
      2002...............................................                       329
      2003...............................................                       116
      2004...............................................                        22
      2005...............................................                         1
                                                                           --------
      Total..............................................                  $  1,063
                                                                           ========

      NeoMedia has entered into various employment and consulting agreements which require an aggregate of approximately $176,000 in annual payments. These employment and consulting agreements extend to various dates through 2001. These agreements also provide for the payment of severance and other benefits under certain conditions.

     The Company is involved in various legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these outstanding claims and actions will not have a material adverse effect on the Company's financial position or operating results.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

12.   DEFINED CONTRIBUTION SAVINGS PLAN

      NeoMedia maintains a defined contribution 401(k) savings plan. Participants may make elective contributions up to established limits. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The plan provides for matching and discretionary contributions by NeoMedia, although no such contributions to the plan have been made to date.

13.   EMPLOYEE STOCK OPTION PLAN

      Effective February 1, 1996, NeoMedia adopted the 1996 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 1,500,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price shall be equal to or in excess of the fair market value per share of NeoMedia's common stock on the date of grant. These options granted expired ten years from the date of grant. These options vest 100% one year from the date of grant.

      Effective March 27, 1998, NeoMedia adopted the 1998 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 8,000,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant. Options granted during 2000 and 1999 were granted at an exercise price equal to fair market value on the date of grant. Options generally vest 20% upon grant and 20% per year thereafter. The options expire ten years from the date of grant.

      Effective January 1, 1996, NeoMedia adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair-value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Entities electing to continue using the accounting method in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been adopted. Because NeoMedia elected to continue using the accounting method in APB 25, no compensation expense was recognized in the consolidated statements of operations for the years ended December 31, 2000 and 1999 for stock-based employee compensation.

      For grants in 2000 and 1999, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 6% for 2000 and 5% for 1999; (iii) expected volatility of 80% for 2000 and 70% for 1999 and (iv) an expected life of 4 years for options granted in 2000 and in 1999. The fair-value was determined using the Black-Scholes option-pricing model.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

      The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements. These options vest in the same manner as the employee options granted under the 1998 Stock Option Plan.

      Utilizing the assumptions detailed above, the Company's net loss and loss per share, as reported, would have been the following pro forma amounts ($ in thousands except per share data).


                                                     2000          1999
                                                     ----          ----
Net Loss
   As reported..........................            $5,409        $10,472
   Pro forma............................            $7,498        $11,731

Net loss per share
   As reported..........................             $0.39          $1.01
   Pro forma............................             $0.54          $1.13

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

13.   EMPLOYEE STOCK OPTION PLAN--(Continued)

      A summary of the status of NeoMedia's 1996 and 1998 stock option plans as of and for the years ended December 31, 2000 and 1999 is as follows:

                                                                         2000                    1999
                                                                 --------------------   ---------------------
                                                                             Weighted               Weighted
                                                                              Average                Average
                                                                             Exercise               Exercise
                                                                  Shares       Price      Shares      Price
                                                                 ---------   --------   ---------   ---------
                                                              (In thousands)          (In thousands)
      Outstanding at beginning of year........................       3,418   $   4.43       3,164   $    4.40
      Granted.................................................       1,192       4.87       1,721        4.71
      Exercised...............................................       (170)       2.83       (599)        1.77
      Forfeited...............................................       (146)       5.78       (868)        5.79
                                                                 ---------   --------   ---------   ---------
      Outstanding at end of year..............................       4,294   $   4.71       3,418   $    4.43
                                                                 =========   ========   =========   =========
      Options exercisable at year-end.........................       2,140                  1,398
      Weighted-average fair value of options
         granted during the year..............................   $    3.05              $    2.68
      Available for grant at the end
         of the year..........................................       4,116                  5,162

      The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2000:

                                  Options Outstanding                                  Options Exercisable
   -----------------------------------------------------------------------       ----------------------------
                                                Weighted-        Weighted-                          Weighted-
                                                 Average          Average                            Average
        Range of                 Number         Remaining        Exercise            Number         Exercise
     Exercise Prices           Outstanding  Contractual Life       Price           Exercisable        Price
   ------------------       --------------- ----------------     ---------       ---------------    --------
                             (In thousands)                                      (In thousands)
   $   -- to  $   .84               190        5.2 years         $     .84              190         $     .84
     1.88 to     2.91               485        7.8 years              2.65              321              2.60
     3.00 to     4.91             1,932        8.8 years              3.93              713              3.82
     5.00 to     7.88             1,415        8.3 years              6.14              748              6.31
     8.00 to    10.88               272        8.5 years              9.22              168              9.08
   ------------------            ------        ---------         ---------           ------         ---------
    $ .84 to  $ 10.88             4,294        8.3 years         $    4.71            2,140         $    4.66
   ==================             =====        =========         =========            =====         =========

      In December 1999, the Company issued 20,000 options to buy shares of the Company's common stock to an outside consultant at a price of $7.00 per share for consulting services rendered, and recognized $28,200 in expense in its 1999 consolidated financial statements. These options vest in the same manner as the employee options granted under the 1998 Stock Option Plan. All these options were outstanding at December 31, 2000 and 1999. Of these options, 8,000 and 4,000 were vested at December 31, 2000 and 1999, respectively.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

13.   EMPLOYEE STOCK OPTION PLAN--(Continued)

      In October 2000, the Company issued 80,000 stock options to buy shares of the Company's common stock to an outside consultant at a price of $4.13 per share for consulting services rendered, and recognized approximately $253,000 in expense in the accompanying 2000 consolidated financial statements. These stock options vest in the same manner as the employee options granted under the 1998 Stock Option Plan. All these stock options were outstanding at December 31, 2000. Of these stock options, 16,000 were vested at December 31, 2000.

Warrants

Warrant activity as of December 31, 2000 and 1999, is as follows:



Balance December 31, 1998                1,639,832

     Warrants issued                     1,118,630

     Warrants exercised                     82,100
                                         ---------

Balance December 31, 1999                2,676,362

     Warrants issued                     1,787,073

     Warrants exercised                    495,600
                                         ---------

Balance December 31, 2000                3,967,835
                                         =========


During 2000, the Company issued 1,400,000 warrants as part of a ten year license of the Company's intellectual property. These warrants were immediately vested and exercisable. The associated expense is being recognized over the life of the contract. During 2000, $118,000 was recorded as a reduction of the license fees related to the contract.

The following table summarizes information about warrants outstanding at December 31, 2000, all of which are exercisable:

                                                             Weighted
                                                              Average             Weighted
                                                             Remaining            Average
                             Range of      Number of        Contractual           Exercise
                         Exercise Prices  Outstanding       Life (Years)            Price
                         ---------------  -----------       ------------          --------
                           $0.10 - $5.50     633,907             1.9               $  2.62
                           $5.51 - $6.99   1,547,923             4.5               $  6.02
                           $7.00 - $9.99   1,490,523             1.5               $  7.95
                         $10.00 - $15.00     295,482             1.8               $ 12.17
                                           ---------             ---               -------
                                           3,967,835             2.8               $  6.66
                                           =========             ===               =======

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

14.   SEGMENT INFORMATION

      Beginning with the year ended December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes Financial Accounting Standards Board's SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

      The Company is organized into two business segments: (a) Neomedia Application Services (NAS), and (b) Neomedia Consulting and Integration Services
(NCIS). Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Management uses the Company's internal statements of operations to evaluate each business unit's performance. Assets of the business units are not available for management of the business segments nor for disclosure.

      Operational results for the two segments for the years ended December 31, 2000 and 1999 are presented below:

                                                                   NAS             NCIS           Consolidated
                                                              ------------      -----------       ------------
      Year Ended December 31, 2000
      Net Sales.........................................      $      8,083      $    19,482      $     27,565
      Net Loss..........................................           (4,225)          (1,184)           (5,409)

      Year Ended December 31, 1999
      Net Sales.........................................      $        795      $    24,461      $     25,256
      Net Loss..........................................           (5,916)          (4,556)          (10,472)

15.   COMMON STOCK

      During the year ended December 31, 2000, the Company issued through private placements 1,415,279 shares of the Company's common stock for proceeds of $9,203,000. In connection with these private placements, the Company also issued 387,073 warrants with strike prices ranging from $6.00 to $12.74. These warrants were immediately vested and have a life of three to five years.

      In 1999, an unrelated third party converted their $2.0 million note receivable from the Company into shares of the Company's common stock at a price of $4.00 per share. The unrelated third party also received 200,000 warrants. These warrants were 100% vested upon issuance. Of these warrants, 100,000 were issued at $5.00 and 100,000 were issued at $7.00. All 200,000 warrants had a three year expiration and were subsequently exercised in 2000.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

16.  SUBSEQUENT EVENTS

     On March 1, 2001, the Company acquired substantially all of the assets of Qode.com, Inc., a commerce-enabling company that delivers promotions to consumers over the internet through its Qode Universal Commerce Solution.(TM) The Qode system is comprised of a directory of products and retailers, enhanced with Qode's proprietary Product DNA(TM), and coupled with a product search engine. The Qode Solution is licensable, and is designed to increase revenues, traffic and loyalty to internet websites.

     In consideration for these assets, the Company issued 1,676,500 shares of the Company's common stock to Qode.com, Inc., issued 274,699 of the Company's Common Stock to certain debtholders of Qode.com, Inc., forgave a $440,000 short term note to the Company, and assumed $836,000 of Qode.com, Inc. payables. The 1,676,500 shares paid to Qode.com, Inc. are to be held in escrow for one year, and are subject to downward adjustment, based upon the achievement of certain performance targets over the period of March 1, 2001 to February 28, 2002. As a result of the acquisition, the Company acquired substantially all of Qode's assets, including but not limited to the Qode Universal Commerce Solution, customer lists, licenses, intellectual property and certain contracts.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

   Exhibit
     No.       Description

     3.1 Restated Certificate of Incorporation of DevSys, Inc. (Incorporated by reference to Exhibit 3.3 to NeoMedia's Registration Statement, No. 333-5534 (the "Registration Statement")).
     3.2 By-laws of DevSys, Inc. (Incorporated by reference to Exhibit 3.4 to NeoMedia's Registration Statement).
     3.3 Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing its name to NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 3.13 to NeoMedia's Registration Statement).
     3.4 Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split (Incorporated by reference to Exhibit 3.14 to NeoMedia's Registration Statement).
     4.1 Form of Certificate for Common Stock of DevSys, Inc. (Incorporated by reference to Exhibit 4.1 to NeoMedia's Registration Statement).
     4.2 Form of Joseph Charles' Warrant Agreement (Incorporated by reference to Exhibit 4.2 to NeoMedia's Registration Statement).
     4.3  Form of Principal Stockholder's Warrant (Incorporated by reference to
          Exhibit 4.6 to NeoMedia's Registration Statement).
     4.4 Form of Placement Agent's Warrant for the Purchase of Shares of Common Stock and Warrants (Incorporated by reference to Exhibit 4.8 to NeoMedia's Registration Statement).
     4.5  Form of Warrant to Charles W. Fritz (Incorporated by reference to
          Exhibit 4.10 to NeoMedia's Form 10-KSB for the year ended December 31,
          1997)

     Exhibit
     No.       Description


     4.6 Form of Warrant to Dominick & Dominick, Incorporated (Incorporated by reference to Exhibit 4.11 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)
     4.7  Form of Warrant to Compass Capital, Inc. (Incorporated by reference to
          Exhibit 4.12 to NeoMedia's Form 10-KSB for the year ended December 31,
          1997)
     4.8 Form of Warrant to Thornhill Capital, L.L.C. (Incorporated by reference to Exhibit 4.10 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)
     4.9 Form of Warrant to Southeast Research Partners, Inc. (Incorporated by reference to Exhibit 4.14 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)
     4.10 Form of Warrant to Joseph Charles & Associates, Inc. (Incorporated by reference to Exhibit 4.15 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)
     10.1 Form of Nonsolicitation and Confidentiality Agreement (Incorporated by reference to Exhibit 10.2 to NeoMedia's Registration Statement).
     10.2 Employment Agreement dated May 1, 1996 between Dev-Tech Associates, Inc. and Charles W. Fritz (Incorporated by reference to Exhibit 10.3 to NeoMedia's Registration Statement).
     10.3 Employment Agreement dated April 1, 1996 between Dev-Tech Associates, Inc. and Robert T. Durst, Jr. (Incorporated by reference to Exhibit
          10.4 to NeoMedia's Registration Statement).
     10.4 Employment Agreement dated May 1, 1996 between Dev-Tech Associates, Inc. and Charles T. Jensen (Incorporated by reference to Exhibit 10.5 to NeoMedia's Registration Statement).
     10.5 Dev-Tech Associates, Inc. Annual Incentive Plan for Management (Incorporated by reference to Exhibit 10.43 to NeoMedia's Registration Statement).
     10.6 Dev-Tech Associates, Inc. 401(k) Plan and amendments thereto (Incorporated by reference to Exhibit 10.50 to NeoMedia's Registration Statement).
     10.7 First Amendment and Restatement of NeoMedia Technologies, Inc. 1996 Stock Option Plan (As Established Effective February 1, 1996, and as amended through November 18, 1996) (Incorporated by reference to
          Exhibit 10.60 to NeoMedia's Registration Statement).
     10.8 Agreement of Lease Between First Union National Bank of Florida and NeoMedia Technologies, Inc. Dated November 27, 1996 (Incorporated by reference to Exhibit 10.43 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).
     10.9 Agreement for Wholesale Financing (Security Agreement) Between IBM Credit Corporation and NeoMedia Technologies, Inc. Dated February 20, 1997 (Incorporated by reference to Exhibit 10.47 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).
    10.10 Collateralized Guaranty Between IBM Credit Corporation and NeoMedia Migration, Inc. Dated February 20, 1997 (Incorporated by reference to
          Exhibit 10.48 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).
    10.11 NeoMedia Technologies, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to NeoMedia's Form 14A Filed on February 18,
          1998).
    10.12 Amendment to NeoMedia Technologies 1998 Stock Option Plan (Incorporated by reference to text of NeoMedia form 14A filed on July 2, 1999)
    10.13 Employment Agreement dated August 2, 1999 between NeoMedia Technologies, Inc. and William Goins (incorporated by reference to exhibit 10.32 of NeoMedia's Form 10-KSB for the year ended December 31, 1999.)
    10.14 Licensing Agreement between Digital:Convergence Corporation and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of NeoMedia Form 10-QSB filed on October 30, 2000)
    10.15 Sale and Purchase Agreement between Qode.com, Inc. and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of NeoMedia Form 8K filed on March 15, 2001)
       21 Subsidiaries (Incorporated by reference to description of Company's subsidiaries contained in Part I, Item I of this form 10-KSB.

     (2) The following exhibits required by Item 601 of Regulation S-B are hereby filed herewith:


     Exhibit
       No.        Description
       ---        -----------

      3.5 Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock.
     23.1   Consent of Arthur Andersen LLP

(b)   Reports on Form 8-K

      Form 8-K filed October 30, 2000 to report Licensing Agreement between
      Digital: Convergence Corporation and NeoMedia Technologies, Inc.

      Form 8-K filed March 16, 2001 to report the acquisition of substantially all of the assets of Qode.com, Inc.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 13th day of April, 2001.

                           NEOMEDIA TECHNOLOGIES, INC.
                           Registrant


                           By:                /s/ CHARLES W. FRITZ
                               -------------------------------------------------
                                    Charles W. Fritz, Chief Executive Officer
                                            and Chairman of the Board

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2001.

                   Signatures                                                 Title
                   ----------                                                 -----

              /s/ CHARLES W. FRITZ                   Chief Executive Officer, Chairman of the
-----------------------------------------------        Board and Director
                Charles W. Fritz

              /s/ WILLIAM E. FRITZ                   Secretary and Director
-----------------------------------------------
                William E. Fritz

            /s/ ROBERT T. DURST, JR.                 Chief Technical Officer and Director
-----------------------------------------------
              Robert T. Durst, Jr.

              /s/ CHARLES T. JENSEN                  Chief Financial Officer, Treasurer and Director
-----------------------------------------------
                Charles T. Jensen

              /s/ A. HAYES BARCLAY                   Director
-----------------------------------------------
                A. Hayes Barclay

                /s/ JAMES J. KEIL                    Director
-----------------------------------------------
                  James J. Keil

                 /s/ PAUL REECE                      Director
                   Paul Reece

               /s/ JOHN A. LOPIANO                   Director
-----------------------------------------------
                 John A. Lopiano

     Subsequent to December 31, 2000, the Company has undertaken the following initiatives:

     . Through March 30, 2001, the Company has raised $1,535,500 from private placements.

     . Through March 30, 2001, the Company has raised $361,250 from the exercise of stock warrants.

     . Through March 30, 2001, the Company has raised $138,585 from the exercise of employee stock options.

     . Unrestricted cash on hand as of March 30, 2001, was approximately $2.4 million.


Recently Issued Accounting Pronouncements


     In June of 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The FASB later issued in June 1999 SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity to recognize all derivatives as either assets of liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     On December 3, 1999 the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company implemented SAB No. 101 for the quarter ended June 30, 2000. It did not have a material impact on the Company's results of operations.


ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements to this Form 10-KSB are attached commencing on page F-2.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoMedia Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and the current cash position of the Company raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ ARTHUR ANDERSEN LLP

Tampa, Florida
March 30, 2001

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        December 31,
                                                                                -----------------------------

                                                                                   2000              1999
                                                                                -----------      ------------
ASSETS
Current assets:
Cash and cash equivalents ...............................................       $  4,453          $  2,460
   Restricted cash ......................................................            750               944
   Short-term investments ...............................................             --               150
   Trade accounts receivable, net of allowance for doubtful
      accounts of $484 in 2000 and $888 in 1999 .........................          4,370             3,419
   Digital Convergence receivable .......................................          5,144                --
   Costs and estimated earnings in excess of billings on
      uncompleted contracts .............................................             89                --
   Inventories ..........................................................            116                57
   Prepaid expenses and other current assets ............................            946               264
                                                                                --------          --------
         Total current assets ...........................................         15,868             7,294
                                                                                --------          --------
Property and equipment, net .............................................            365               545
Digital Convergence receivable, net of current portion ..................         10,288                --
Prepaid - Digital Convergence ...........................................          4,116                --
Intangible assets, net ..................................................          9,043             5,296
Other long-term assets ..................................................            914               522
                                                                                --------          --------
         Total assets ...................................................       $ 40,594          $ 13,657
                                                                                ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................................       $  2,301          $  4,892
   Accrued expenses .....................................................          2,691               720
   Stock liability ......................................................             --             1,863
   Current portion of long-term debt ....................................            137               625
   Sales taxes payable ..................................................            261               454
   Billings in excess of costs and estimated earnings on
      uncompleted contracts .............................................             49               131
   Deferred revenues - Digital Convergence ..............................          1,543                --
   Deferred revenues ....................................................            449               265
   Other ................................................................             11                11
                                                                                --------          --------
         Total current liabilities ......................................          7,442             8,961
                                                                                --------          --------
Long-term debt, net of current portion ..................................            539               676
Long-term deferred revenue - Digital Convergence ........................         13,503                --
                                                                                --------          --------
         Total liabilities ..............................................         21,484             9,637
                                                                                --------          --------
Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued or outstanding ............................             --                --
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 14,460,384 shares issued and outstanding
      in 2000 and 12,398,389 shares issued and
      12,023,389 outstanding in 1999 ....................................            145               119
   Additional paid-in capital ...........................................         57,619            36,367
   Accumulated deficit ..................................................        (37,875)          (32,466)
   Treasury stock, at cost, 201,230 shares of common stock ..............           (779)               --
                                                                                --------          --------
         Total shareholders' equity .....................................         19,110             4,020
                                                                                --------          --------
            Total liabilities and shareholders' equity ..................       $ 40,594          $ 13,657
                                                                                ========          ========

The accompanying notes are an integral part of these consolidated balance sheets.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                          Years Ended December 31,
                                                                          ---------------------------------
                                                                                      2000           1999
                                                                              -------------    ------------
NET SALES:

   License fees .........................................................      $     8,417      $     2,430
   Resales of software and technology equipment and service fees ........           19,148           22,826
                                                                               -----------      -----------

         Total net sales ................................................           27,565           25,256
                                                                               -----------      -----------


COST OF SALES:

   License fees .........................................................            1,296            1,790
   Resales of software and technology equipment and service fees ........           17,237           20,680
                                                                               -----------      -----------

         Total cost of sales ............................................           18,533           22,470
                                                                               -----------      -----------


GROSS PROFIT ............................................................            9,032            2,786


Sales and marketing expenses ............................................            6,504            6,765
General and administrative expenses .....................................            7,010            5,281
Research and development costs ..........................................            1,101              986
                                                                               -----------      -----------

Loss from operations ....................................................           (5,583)         (10,246)
Interest (income) expense, net ..........................................             (174)             226
                                                                               -----------      -----------

NET LOSS ................................................................      $    (5,409)     $   (10,472)
                                                                               ===========      ===========


NET LOSS PER SHARE--BASIC AND DILUTED ...................................      $     (0.39)     $     (1.01)
                                                                               ===========      ===========


Weighted average number of common shares--basic and diluted .............       13,931,104       10,377,478
                                                                               ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Years Ended December 31,
                                                                                 ------------------------------
                                                                                          2000          1999
                                                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................................     $ (5,409)       $(10,472)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .................................................        2,336           2,029
   Loss on disposal of property and equipment ....................................           58              --
   Fair value of stock based compensation granted for
      professional services ......................................................          437              28
   Changes in operating assets and liabilities
      Trade accounts receivable, net .............................................        1,548           2,271
      Digital Convergence receivable .............................................       (2,767)             --
      Costs and estimates earnings in excess of billings on
         uncompleted contracts ...................................................          (89)            222
      Other current assets .......................................................         (121)            382
      Other long-term assets .....................................................         (194)             --
      Accounts payable, accrued expenses and stock liability .....................       (2,676)         (1,286)
      Billings in excess of costs and estimates earnings on
         uncompleted contracts ...................................................          (82)            131
      Deferred revenue ...........................................................          184            (391)
      Other current liabilities ..................................................           --              76
                                                                                       --------        --------
         Net cash used in operating activities ...................................       (6,775)         (7,010)
                                                                                       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets ...........       (2,317)         (1,470)
Increase in cash surrender value of life insurance ...............................         (199)           (522)
Acquisition of property and equipment ............................................         (123)           (127)
                                                                                       --------        --------
         Net cash used in investing activities ...................................       (2,639)         (2,119)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
     net of  issuance costs of $74 in 2000 and $148 in 1999 ......................        9,203           8,172
Net proceeds from exercise of stock warrants .....................................        2,877              75
Net proceeds from exercise of stock options ......................................          537           1,061
Common stock repurchased .........................................................         (779)             --
Borrowings under notes payable and long-term debt ................................           --           2,000
Change in restricted cash ........................................................          194            (194)
Repayments on notes payable and long-term debt ...................................         (625)           (125)
                                                                                       --------        --------
         Net cash provided by financing activities ...............................       11,407          10,989
                                                                                       --------        --------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS ..........................................................        1,993           1,860
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .....................................        2,460             600
                                                                                       --------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR ...........................................     $  4,453        $  2,460
                                                                                       ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the year .................................................     $    170        $    146
   Non-cash investing and financing activities:
      Daystar assets purchased with shares of common stock .......................        3,520              --
      Conversion of short-term debt to equity ....................................           --           2,000
      Issuance costs for shares issued through private placements ................           96             112
      Stock liability due upon issuance of patent ................................           --           1,863
      Warrants issued for license contract .......................................        4,704              --
      Deferred revenue relating to license contract ..............................       15,432              --

The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                  Common Stock        Additional                    Treasury Stock         Total
                                             ----------------------    Paid-in    Accumulated    --------------------- Shareholders'
                                                Shares     Amount      Capital       Deficit      Shares      Amount       Equity
                                             ----------  ----------   ----------  -----------    ---------   --------- ------------
BALANCE, DECEMBER 31, 1998 ................   8,699,080         $87      $25,168     ($21,994)         ---         ---       $3,261

Exercise of employee options ..............     611,854           6        1,055          ---          ---         ---        1,061
Issuance of common stock through
   private placement, net of $260 of
   issuance costs .........................   1,978,794          20        8,039          ---          ---         ---        8,059
Fair value of warrants issued for
   professional services rendered .........         ---         ---           28          ---          ---         ---           28
Exercise of warrants ......................     231,764           1           74          ---          ---         ---           75
Fair value of stock granted in
   conjunction with financing .............     501,897           5        2,003          ---          ---         ---        2,008
Net Loss ..................................         ---         ---          ---      (10,472)         ---         ---      (10,472)
                                             ----------  ----------   ----------  -----------    ---------   --------- ------------
BALANCE, DECEMBER 31, 1999 ................  12,023,389         119       36,367      (32,466)         ---         ---        4,020
                                             ----------  ----------   ----------  -----------    ---------   --------- ------------

Exercise of employee options ..............     182,787           2          535          ---          ---         ---          537
Issuance of common stock through
   private placement, net of $170 of
   issuance costs .........................   1,415,279          15        9,188          ---          ---         ---        9,203
Fair value of warrants issued for
   professional services rendered .........         ---         ---          253          ---          ---         ---          253
Fair value of stock issued for professional
   services rendered ......................      21,500           1          183          ---          ---         ---          184
Fair value of warrants issued
   related to license agreement
   with Digital Convergence ...............         ---         ---        4,704          ---          ---         ---        4,704
Exercise of warrants ......................     495,600           5        2,872          ---          ---         ---        2,877
Stock issued to purchase assets ...........     321,829           3        3,517          ---          ---         ---        3,520
Treasury Stock, at cost ...................                                                        201,230        (779)        (779)
Net Loss ..................................         ---         ---          ---       (5,409)         ---         ---       (5,409)
                                             ----------  ----------   ----------  -----------    ---------   --------- ------------
BALANCE, DECEMBER 31, 2000 ................  14,460,384        $145      $57,619     ($37,875)     201,230       ($779)     $19,110
                                             ==========  ==========   ==========   ==========   ==========  ==========   ==========

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

Nature of Business Operations

     The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

          NeoMedia Application Services (NAS) (formerly named NeoMedia ASP), and

          NeoMedia Consulting and Integration Services (NCIS) (formerly named NeoMedia SI)

NeoMedia Application Services (NAS)

     NAS is the Company's core business and is based in the US, with development and operating facilities in Fort Myers, Florida and contracted network support provided in Herndon, Virginia. NAS develops and supports all of the Company's core technology as well as its suite of application service provider services including its linking "switch" and its application platforms including PaperClick(TM) and the Qode Service. NAS also provides the contract systems integration resources needed to design and build custom customer solutions predicated on the Company's infrastructure technology.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS---(Continued)

NeoMedia Consulting and Integration Services (NCIS)

     NCIS is the original business line upon which the Company was organized. NCIS resells client-server equipment and related software. The unit also provides general and specialized consulting services targeted at software driven print applications, and especially at process automation of production print facilities through the efforts of its Integrated Document Factory (IDF) consulting team. NCIS also identifies prospects for custom applications based on the NeoMedia's NAS products and services. The operations are based in Lisle, Illinois and Monterey, Mexico.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition

     License fees, including Intellectual Property license, represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Resales of software and technology equipment represent revenue from the resale of purchased third party hardware and software products and from consulting, education, maintenance and post contract customer support services.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(Continued)

     Under American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended, license revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable.

     Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped and only insignificant post-delivery obligations remain. Historically, product returns and allowances have been insignificant. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support and are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed.

     On October 18, 2000, NeoMedia entered into a ten-year license agreement with Digital:Convergence Corporation (DC). The contract specifies non-refundable, minimum royalties of $10 million each year payable in a combination of cash and DC common stock. Additional royalties may be due dependent on whether DC's annual gross revenues exceed certain thresholds.

     In addition, DC is required to issue NeoMedia shares of its common stock, valued at approximately $15.4 million. This receivable and the related deferred revenue are included in the accompanying consolidated balance sheet as Digital Convergence receivable and deferred revenues. The stock is payable on October 18, 2001, and if not paid on that date, the amount must be paid in cash in three equal installments on the one, two and three year anniversary of the date of contract execution. The royalties and the deferred revenue related to the DC stock receivable are being recognized as revenue evenly over the life of the ten-year contract.

     As an incentive for DC to enter the contract, NeoMedia granted DC 1.4 million warrants for the purchase of NeoMedia's common stock, valued at approximately $4.7 million. The value related to these warrants is included in the accompanying consolidated balance sheet as prepaid expenses and other current assets and prepaid to Digital Convergence. The warrants were 100 percent vested and immediately exercisable at the date of grant. As of December 31, 2000, all 1.4 million warrants were still outstanding. The value of these warrants is being recognized as contra-revenue evenly over the life of the contract.

     In total, during 2000, the Company recognized approximately $7.8 million of revenue related to this contract. This amount includes $5 million for royalties earned before contract execution and which was paid in cash, $2.5 million of the annual minimum royalities, of which $2 million was received in DC stock in the first quarter of 2001. $386,000 related to the DC stock and $118,000 of contra-revenue related to the warrants granted to DC. This revenue is included in license fees in the accompanying consolidated statement of operations.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(Continued)


     On January 31, 2001, NeoMedia gave notice of default to DC under the license agreement entered into on October 18, 2000, as a result of not receiving any portion of the $3 million of cash and $2 million of cash or DC stock for royalties due as of January 31, 2001. On February 24, 2001, NeoMedia agreed to waive the default by DC and grant an extension of time for payment of the cash portion of the royalties to April 24, 2001, in exchange for a promissory note with principal amount of $3 million, bearing interest of 10 percent, maturing on the earlier of the date upon which DC completes an equity or debt financing (or combination thereof) aggregating in excess of $25 million, or April 24, 2001. All principal and unpaid interest is due at maturity. NeoMedia received the $2 million of DC stock during the first quarter of 2001.




                                                                  (Dollars in     Accounting
                                                                   thousands)      Treatment
                                                                   ----------     ----------
     ASSETS
     ------
                                                                                Recoginize as
Digital Convergence receivable...............................      $   5,144    revenue over
                                                                                contract life
                                                                                Recoginize as
Digital Convergence receivable, net of current portion.......         10,288    revenue over
                                                                                contract life
Prepaids (current portion of warrants to DC).................            470    Recognize as
                                                                                contra-revenue
                                                                                over contract life
Prepaid warrants to DC.......................................          4,116    Recognize as
                                                                                contra-revenue
                                                                                over contract life

     LIABILITIES
     -----------
                                                                                Recoginize as
 Deferred revenue - DC.......................................          1,543    revenue over
                                                                                contract life
                                                                                Recoginize as
 Long term deferred revenue - DC.............................         13,503    revenue over
                                                                                contract life

      INCOME STATEMENT
      ----------------

License revenue from annual royalties........................          7,500    Recognized as
                                                                                revenue in 2000
License revenue from DC stock................................            386    Recognized as
                                                                                revenue in 2000
License revenue - contra for warrants in NeoMedia to DC......           (118)   Recognized as contra -
                                                                                revenue in 2000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(Continued)


Inventories

     Inventory is stated at the lower of cost or market, and at December 31, 2000 and 1999 was comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method.

Property and Equipment

     Property and equipment are carried at cost less allowance for accumulated depreciation. Repairs and maintenance are charged to expense as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives range from three to five years for equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the life of the lease or the useful lives of the related assets. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

     Depreciation expense was $263,000 and $367,000 for the years ended December 31, 2000 and 1999, respectively.

Intangible Assets

     Intangible assets consist of capitalized software development costs, patents, and an acquired customer list.

     Software development costs are accounted for in accordance with Statement of Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, quality assurance and documentation are capitalized. Once a product is made available for sale, capitalization is stopped unless the related costs are associated with a technologically feasible enhancement to the product. Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software, generally three years, using the straight-line method.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES---(Continued)


     Intangible assets activity for the years ended December 31, 2000 and 1999 was as follows:

                                                  December 31,
                                                ----------------
                                             2000              1999
                                          ---------         ---------

     Beginning Balance                    $   5,296         $   3,729
     Additions                                5,837             3,229
     Amortization/Write-offs                 (2,090)           (1,662)
                                          ---------         ---------
     Ending Balance                       $   9,043         $   5,296
                                          =========         =========


     Patents (including patents pending and intellectual property) and acquired customer lists are stated at cost, less accumulated amortization. Patents are generally amortized over periods ranging from five to seventeen years. The acquired customer list is being amortized over a five year period.

     Amortization expense was $2,073,000 and $1,662,000 for the years ended December 31, 2000 and 1999, respectively.


Evaluation of Long-Lived Assets

     The Company periodically performs an evaluation of the carrying value of its long-lived assets, including intangible assets, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This evaluation consists primarily of a comparison to the future undiscounted net cash flows from the associated assets in comparison to the carrying value of the assets. As of December 31, 2000, the Company is of the opinion that no impairment of its long-lived assets has occurred.


Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2000 and 1999.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)


Computation of Net Loss Per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

                                         December 31, 2000     December 31, 1999
                                         -----------------     -----------------

     Outstanding Stock Options.......         4,294,000             3,418,000
     Outstanding Warrants............         3,968,000             2,301,000

Financial Instruments

     The Company believes that the fair value of its financial instruments approximate carrying value.


Concentrations of Credit Risk

     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers, which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $484,000 and $888,000 in its December 31, 2000 and 1999 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry (Ameritech) of $5,824,000 and $5,843,000 during the years ended December 31, 2000 and 1999, respectively, resulting in trade accounts receivable of $229,000 and $225,000 as of December 31, 2000 and 1999, respectively. In addition, a single company supplies the equipment and software, which is re-marketed to this customer. Accordingly, the loss of this supplier would materially adversely affect NeoMedia SI. Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 66% and 78% of NeoMedia's revenue for the years ended December 31, 2000 and 1999, respectively. Neomedia had license fees to one major customer (DC) of $7,768,000 during the year ended December 31, 2000, resulting in an accounts receivable of $2,768,000 as of December 31, 2000. Revenue generated from this licensing agreement has accounted for a significant percentage of Neomedia's revenue. Such sales accounted for approximately 28% of Neomedia's revenue for the year ended December 31, 2000.


Reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)


Recent Accounting Pronouncements

     In June of 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The FASB later issued in June 1999 SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets of liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

     On December 3, 1999 the Securities and Exchange Commission (SEC) staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". This SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company implemented SAB No. 101 for the quarter ended June 30, 2000. It did not have a material impact on the Company's results of operations.


3.   CONTRACT ACCOUNTING

     NeoMedia periodically enters into long-term software development and consultation agreements with certain customers. As of December 31, 2000 and 1999, certain contracts were not completed and information regarding these uncompleted contracts was as follows:

                                                                    2000          1999
                                                                    ----          ----
Costs Incurred on Contracts ................................      $   321       $   828
Profit to Date .............................................        1,087           980
                                                                  -------       -------
    Total Costs and Estimated Earnings .....................        1,408         1,808
Less - Billings to Date ....................................       (1,368)       (1,939)
                                                                  -------       -------
    Costs and Estimated Earnings in Excess of Billings .....      $    40       $  (131)
                                                                  =======       =======

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

The above are included in the accompanying consolidated balance sheets under the following captions:



                                                                 2000      1999
                                                                 ----      ----
Costs and Estimated Earnings in Excess of Billings .......      $  89     $ ---
Billing in Excess of Costs and Estimated Earnings ........         49      (131)
                                                                -----     -----
Costs and Estimated Earnings in Excess of Billings, Net ..      $  40     $(131)
                                                                =====     =====



4.   PROPERTY AND EQUIPMENT

     As of December 31, 2000 and 1999, property and equipment consisted of the following:

                                                            2000       1999
                                                         ---------   ---------
                                                             (In thousands)

     Furniture and fixtures........................      $     314   $     420
     Leasehold improvements........................            124         124
     Equipment.....................................            504       1,290
                                                         ---------   ---------
           Total...................................            942       1,834
     Less accumulated depreciation.................           (577)     (1,289)
                                                         ---------   ---------
     Total property and equipment, net.............      $     365   $     545
                                                         =========   =========

5.   INTANGIBLE ASSETS

     As of December 31, 2000 and 1999, intangible assets consisted of the following:

                                                            2000       1999
                                                         ---------   ---------
                                                             (In thousands)
     Capitalized and purchased software costs......      $   6,418   $   4,663
     Customer list.................................          1,143       1,155
     Repurchased license rights and other..........          3,520         ---
     Patents and related costs.....................          3,026       2,672
                                                         ---------   ---------
           Total...................................         14,107       8,490
     Less accumulated amortization.................         (5,064)     (3,194)
                                                         ---------   ---------
     Total intangible assets, net..................      $   9,043   $   5,296
                                                         =========   =========

     At December 31, 1999, the Company had a liability of $1,862,500 to the seller of a patent purchased by the Company in 1998. The liability was settled by the Company in cash during 2000. The patent is being amortized over seventeen years.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

6.   FINANCING AGREEMENTS

     The Company has an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Under this agreement there are two separate lines of credit. The first line has credit availability of $750,000. The second line has credit availability of up to $2,000,000, based upon the Company's customer credit rating. Borrowings are collateralized by all inventory, property and equipment, and accounts receivable. In addition, as of December 31, 2000, a $750,000 letter of credit was issued to the benefit of the commercial finance company. At December 31, 2000 and 1999, Neomedia collateralized this letter with a restricted cash balance of $750,000 and $944,000, respectively. As of December 31, 2000 and 1999, amounts due under this financing agreement included in accounts payable were $1,101,000 and $1,509,000, respectively.


7.   LONG-TERM DEBT

     As of December 31, 2000 and 1999, long-term debt consisted of the following:

                                                                                                     2000        1999
                                                                                                   -------     -------
                                                                                                      (In thousands)
     Note payable to International Digital Scientific, Inc. (IDSI), non-interest bearing with interest imputed at 9%,
        due with minimum monthly installments of $16,000 through March 2005 ..............         $   816     $ 1,008

     Note payable, interest bearing at 20% per annum, $250,000 due January 2000 and $250,000 due February 2000, secured by 375,000 shares of previously unissued Company common stock placed in escrow. Subsequent to the repayment of the note in 2000, these
          shares were removed from escrow and returned to the Company ....................              --         500
                                                                                                   -------     -------
           Subtotal ......................................................................             816       1,508
     Less: unamortized discount ..........................................................            (140)       (207)
                                                                                                   -------     -------
           Total long-term debt ..........................................................             676       1,301
     Less: current portion ...............................................................            (137)       (625)
                                                                                                   -------     -------
     Long-term debt, net of current portion ..............................................         $   539     $   676
                                                                                                   =======     =======

     The long-term debt repayments for each of the next five fiscal years ending December 31 are as follows:

                                                                                            (In thousands)
                                                                                            --------------
     2001.................................................................................   $     192
     2002.................................................................................         192
     2003.................................................................................         192
     2004.................................................................................         192
     2005.................................................................................          48
                                                                                             ---------
     Total................................................................................   $     816
                                                                                             ---------

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

     In October 1994, the Company purchased, via seller financing, certain computer software from IDSI. The aggregate purchase price was $2,000,000 and was funded by the seller with an uncollateralized note payable, without interest, in an amount equal to the greater of: (i) 5% of the collected gross revenues of NeoMedia Migration for the preceding month; or (ii) the minimum installment payment as defined, until paid in full. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (the Company's then incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount is being accreted to interest expense over the term of the note. The software acquired was amortized over its estimated useful life of three years. As of December 31, 2000 and 1999, the balance of the note payable, net of unamortized discount, was $676,000 and $801,000, respectively.


8.   INCOME TAXES

     For the years ended December 31, 2000 and 1999, the components of income tax expense were as follows:
                                                            2000          1999
                                                          --------     --------
                                                              (In thousands)
     Current .........................................    $     --     $     --
     Deferred ........................................          --           --
                                                          --------     --------
     Income tax expense/(benefit) ....................    $     --     $     --
                                                          ========     ========


     As of December 31, 2000 and 1999, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                            2000         1999
                                                          --------     --------
                                                             (In thousands)
     Accrued employee benefits .......................    $     30     $     31
     Provisions for doubtful accounts ................         182          337
     Deferred revenue ................................          13           --
     Capitalized software development costs ..........         284           98
     Net operating loss carryforwards (NOL) ..........      15,021       12,724
     Research and Development Credit .................          --           91
     Accruals ........................................         864           59
     Other ...........................................          17           --
     Alternative minimum tax credit carryforward .....          45           45
                                                          --------     --------
     Total deferred tax assets .......................      16,456       13,385
     Valuation Allowance .............................     (16,456)     (13,385)
                                                          --------     --------
     Net deferred income tax asset ...................    $     --     $     --
                                                          ========     ========

     Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation reserve has been established against them.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

8.   INCOME TAXES--(Continued)


     For the years ended December 31, 2000 and 1999, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                                          2000           1999
                                                        -------        -------
                                                              (In thousands)
     Benefit at federal statutory rate .............     $(1,839)       $(3,561)
     State income taxes, net of federal ............        (196)           319
     Foreign income taxes, net of federal ..........          --             61
     Exercise of non-qualified stock options .......        (176)            --
     Permanent and other, net ......................        (860)            26
     Change in valuation allowance .................       3,071          3,154
                                                         -------        -------
     Income tax expense/(benefit) ..................     $   --         $    --
                                                         =======        =======


     As of December 31, 2000, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $40 million which may be used to offset future taxable income, or, if unused expire between 2011 and 2020. As a result of certain of NeoMedia's equity activities occurring during the year ended December 31, 1997, NeoMedia anticipates that the annual usage of its pre 1998 net operating loss carryforwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

     The valuation allowance for deferred tax assets increased by approximately $176,000 due to the exercise of stock options, which will result in future tax deductions. The related benefit is recorded to shareholders' equity as it is realized.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

9.   TRANSACTIONS WITH RELATED PARTIES

     During each of the years ended December 31, 2000 and 1999, NeoMedia leased office and residential facilities from related parties for rental payments totaling $5,000 and $13,000, respectively. The lease expired during 2000.

     During the year ended December 31, 1999, the Company leased from a director of the Company a trade show booth for rental payments totaling $31,000. The lease expired during 1999.

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

     In April 2000, the Company paid professional fees in the amount of $8,000 to a director of the Company for consulting services rendered.

     In June 1999, NeoMedia sold a license to operate, using NeoMedia's Neolink Information Server to Daystar, a company owned in part by an officer and a board member of NeoMedia, for $500,000. In April 2000, NeoMedia purchased substantially all the assets of Daystar, including the rights to the license it sold to Daystar in 1999, for approximately $3.5 million of NeoMedia's common stock. The assets purchased were valued at approximately $3.5 million and are included in other intangible assets on the accompanying consolidated balance sheets.

10.  COMMITMENTS AND CONTINGENCIES

     NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 2000 and 1999, NeoMedia's rent expense was $1,067,000 and $1,268,000, respectively.

     The Company is involved in various legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these outstanding claims and actions will not have a material adverse effect on the Company's financial position or operating results.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

10.  COMMITMENTS AND CONTINGENCIES--(Continued)

     The following is a schedule of the future minimum lease payments under non-cancelable operating leases as of December 31, 2000:


                                                           Payments
                                                           --------
                            (In thousands)
     2001............................................       $  595
     2002............................................          329
     2003............................................          116
     2004............................................           22
     2005............................................            1
                                                            ------
     Total...........................................       $1,063
                                                            ======

     NeoMedia has entered into various employment and consulting agreements which require an aggregate of approximately $175,833 in annual payments. These employment and consulting agreements extend to various dates through 2001. These agreements also provide for the payment of severance and other benefits under certain conditions.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

11.  DEFINED CONTRIBUTION SAVINGS PLAN

     NeoMedia maintains a defined contribution 401(k) savings plan. Participants may make elective contributions up to established limits. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The plan provides for matching and discretionary contributions by NeoMedia, although no such contributions to the plan have been made to date.

12.  EMPLOYEE STOCK OPTION PLAN

     Effective February 1, 1996, NeoMedia adopted the 1996 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 1,500,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price shall be equal to or in excess of the fair market value per share of NeoMedia's common stock on the date of grant. These options granted expired ten years from the date of grant. These options vest 100% one year from the date of grant.

     Effective March 27, 1998, NeoMedia adopted the 1998 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 8,000,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant. Options granted during 2000 and 1999 were granted at an exercise price equal to fair market value on the date of grant. Options generally vest 20% upon grant and 20% per year thereafter. The options expire ten years from the date of grant.

     Effective January 1, 1996, NeoMedia adopted SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair-value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to continue using the accounting method in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been adopted. Because NeoMedia elected to continue using the accounting method in APB 25, no compensation expense was recognized in the consolidated statements of operations for the years ended December 31, 2000 and 1999 for stock-based employee compensation. Had compensation cost for NeoMedia's stock-based compensation plan been determined using the fair-value method of accounting, NeoMedia's net loss and loss per share would have been increased to $7,498,000 or $0.54 per share in 2000, and $11,731,000 or $1.13 per share, in
1999.

     For grants in 2000 and 1999, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 6% for 2000 and 5% for 1999; (iii) expected volatility of 80% for 2000 and 70% for 1999 and (iv) an expected life of 4 years for options granted in 2000 and in 1999. The fair-value was determined using the Black-Scholes option-pricing model.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

     The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements. These options vest in the same manner as the employee options granted under the 1998 Stock Option Plan.

     Utilizing the assumptions detailed above, our net loss and loss per share, as reported, would have been the following pro forma amounts ($ in thousands except per share data).


                                                             2000         1999
                                                             ----         ----
Net Loss
   As reported ........................................     $5,409      $10,472
   Pro forma ..........................................     $7,498      $11,731

Net loss per share
   As reported ........................................      $0.39        $1.01
   Pro forma ..........................................      $0.54        $1.13

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

12.  EMPLOYEE STOCK OPTION PLAN--(Continued)

     A summary of the status of NeoMedia's 1996 and 1998 stock option plans as of and for the years ended December 31, 2000 and 1999 is as follows:


                                                                        2000                    1999
                                                                --------------------   ---------------------
                                                                            Weighted               Weighted
                                                                             Average                Average
                                                                            Exercise               Exercise
                                                                 Shares       Price      Shares      Price
                                                                ---------   --------   ---------   ---------
                                                             (In thousands)          (In thousands)
     Outstanding at beginning of year........................       3,418   $   4.43       3,164   $    4.40
     Granted.................................................       1,192       4.87       1,721        4.71
     Exercised...............................................        (170)      2.83        (599)       1.77
     Forfeited...............................................        (146)      5.78        (868)       5.79
                                                                ---------   --------   ---------   ---------
     Outstanding at end of year..............................       4,294   $   4.71       3,418   $    4.43
                                                                =========   ========   =========   =========
     Options exercisable at year-end.........................       2,140                  1,398
     Weighted-average fair value of options
        granted during the year..............................   $    3.05              $    2.68
     Available for grant at the end
        of the year..........................................       4,116                  5,162

     The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2000:

                                  Options Outstanding                                  Options Exercisable
   -----------------------------------------------------------------------       ----------------------------
                                                Weighted-        Weighted-                          Weighted-
                                                 Average          Average                            Average
        Range of                 Number         Remaining        Exercise            Number         Exercise
     Exercise Prices           Outstanding  Contractual Life       Price           Exercisable        Price
   ------------------       --------------- ----------------     ---------       ---------------    --------
                             (In thousands)                                      (In thousands)
   $   -- to  $   .84               190        5.2 years         $     .84              190         $     .84
     1.88 to     2.91               485        7.8 years              2.65              321              2.60
     3.00 to     4.91             1,932        8.8 years              3.93              713              3.82
     5.00 to     7.88             1,415        8.3 years              6.14              748              6.31
     8.00 to    10.88               272        8.5 years              9.22              168              9.08
   ------------------            ------        ---------         ---------           ------         ---------
    $ .84 to  $ 10.88             4,294        8.3 years         $    4.71            2,140         $    4.66
   ==================             =====        =========         =========            =====         =========

     In December 1999, the Company issued 20,000 options to buy shares of the Company's common stock to an outside consultant at a price of $7.00 per share for consulting services rendered, and recognized $28,200 in expense in its 1999 consolidated financial statements. These options vest in the same manner as the employee options granted under the 1998 Stock Option Plan. All these options were outstanding at December 31, 2000 and 1999. Of these options, 8,000 and 4,000 were vested at December 31, 2000 and 1999, respectively.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

12.  EMPLOYEE STOCK OPTION PLAN--(Continued)

     In October 2000, the Company issued 80,000 warrants to buy shares of the Company's common stock to an outside consultant at a price of $4.13 per share for consulting services rendered, and recognized $252,700 in expense in its 2000 consolidated financial statements. These warrants vest in the same manner as the employee options granted under the 1998 Stock Option Plan. All these warrants were outstanding at December 31, 2000. Of these warrants, 16,000 were vested at December 31, 2000.

Warrants

Warrant activity as of December 31, 2000 and 1999, is as follows:

-------------------------------------------------

Balance December 31, 1998            1,639,832
-------------------------------------------------
     Warrants issued                 1,118,630
-------------------------------------------------

-------------------------------------------------
     Warrants exercised                 82,100
                                        ------
-------------------------------------------------

-------------------------------------------------
Balance December 31, 1999            2,676,362
-------------------------------------------------

-------------------------------------------------
     Warrants issued                 1,787,073
-------------------------------------------------

-------------------------------------------------
     Warrants exercised                495,600
                                       -------
-------------------------------------------------

-------------------------------------------------
Balance December 31, 2000            3,967,835
                                     =========
-------------------------------------------------


During 2000, the Company issued 1,400,000 warrants as part of a ten year license of the Company's intellectual property. These warrants were immediately vested and exercisable. The associated expense is being recognized over the life of the contract. During 2000, $117,600 was recorded as a reduction of the license revenue related to the contract.

The following table summarizes information about warrants outstanding at December 31, 2000, all of which are exercisable:

                                                    Weighted
                                                    Average           Weighted
                                                   Remaining          Average
         Range of                Number of        Contractual         Exercise
     Exercise Prices            Outstanding       Life (Years)         Price
 --------------------------   ---------------   ----------------    -----------

              $0.10 - $5.50      633,907               1.9             $ 2.62
              $5.51 - $6.99    1,547,923               4.5             $ 6.02
              $7.00 - $9.99    1,490,523               1.5             $ 7.95
            $10.00 - $15.00      295,482               1.8             $12.17
                                 -------               ---             ------
                               3,967,835               2.8             $ 6.66
                               =========               ===             ======

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

13.  SEGMENT INFORMATION

     Beginning with the year ended December 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes Financial Accounting Standards Board's SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company is organized into two business segments: (a) NeoMedia ASP, and
(b) NeoMedia SI. Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Management uses the Company's internal income statements to evaluate each business unit's performance. Assets of the business units are not available for management of the business segments nor for disclosure.

     Operational results for the two segments for the years ended December 31, 2000 and 1999 are presented below:

                                                  NeoMedia ASP      NeoMedia SI      Consolidated
                                                  ------------      -----------      ------------
     Year Ended December 31, 2000
     Net Sales..............................      $      8,083      $    19,482      $     27,565
     Net Loss...............................            (4,225)          (1,184)           (5,409)

     Year Ended December 31, 1999
     Net Sales..............................      $        795      $    24,461      $     25,256
     Net Loss...............................            (5,916)          (4,556)          (10,472)



14.  COMMON STOCK

     During the year ended December 31, 2000, the Company issued through private placements 1,415,279 shares of the Company's Common Stock for proceeds of $9,203,000. In connection with these private placements, the Company also issued 387,073 warrants with strike prices ranging from $6.00 to $12.74. These warrants were immediately vested and have a life of three to five years.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

14.  COMMON STOCK--(Continued)

     In 1999, an unrelated third party converted their $2.0 million note receivable from the Company into shares of the Company's common stock at a price of $4.00 per share. The unrelated third party also received 200,000 warrants. These warrants were 100% vested upon issuance. Of these warrants, 100,000 were issued at $5.00 and 100,000 were issued at $7.00. All 200,000 warrants had a three year expiration and were subsequently exercised in 2000.

15.  LIQUIDITY AND SUBSEQUENT EVENTS

     During the years ended December 31, 2000 and 1999 the Company's net loss totaled approximately $5,409,000 and $10,472,000 respectively. As of December 31, 2000 the Company has an accumulated deficit of approximately $37,875,000 and approximately $750,000 in restricted cash balances. The Company's unrestricted cash balance at March 30, 2001 was approximately $2.4 million (unaudited).

     Management believes it will need to raise additional capital as well as reduce expenses to sustain the Company's operations in 2001. The failure of management to accomplish these initiatives will adversely affect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.


     Subsequent to December 31, 2000, the following events have occurred:

          . During the first quarter 2001, the Company received proceeds of $499,835 from the exercise of options/warrants.

          . During the first quarter of 2001, the Company raised $1,535,500 from the sale of previously unissued common stock to unrelated third parties.

          . On January 31, 2001, NeoMedia gave notice of default to DC under the license agreement entered into on October 18, 2000, as a result of not receiving any portion of the $3 million of cash and $2 million of cash or DC stock for royalties due as of January 31, 2001. On February 24, 2001, NeoMedia agreed to waive the default by DC and grant an extension of time for payment of the cash portion of the royalties to April 24, 2001, in exchange for a promissory note with principal amount of $3 million, bearing interest of 10 percent, maturing on the earlier of the date upon which DC completes an equity or debt financing (or combination thereof) aggregating in excess of $25 million, or April 24, 2001. All principal and unpaid interest is due at maturity. NeoMedia received the $2 million of DC stock during the first quarter of 2001.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

15.  LIQUIDITY AND SUBSEQUENT EVENTS--(Continued)


          . On March 1, 2001, the Company acquired substantially all of the assets of Qode.com, Inc., a commerce-enabling company that delivers promotions to consumers over the internet through its Qode Universal Commerce Solution.(TM) The Qode system is comprised of a directory of products and retailers, enhanced with Qode's proprietary Product DNA(TM), and coupled with a product search engine. The Qode Solution is licensable, and is designed to increase revenues, traffic and loyalty to internet websites.


               In consideration for these assets, the Company issued 1,676,500 shares of the Company's Common Stock to Qode.com, Inc., issued 274,699 of the Company's Common Stock to certain debtholders of Qode.com, Inc., forgave a $440,000 short term note to the Company, and assumed $836,000 of Qode.com, Inc. payables. The 1,676,500 shares paid to Qode.com, Inc. are to be held in escrow for one year, and are subject to downward adjustment, based upon the achievement of certain performance targets over the period of March 1, 2001 to February 28, 2002. As a result of the acquisition, the Company acquired substantially all of Qode's assets, including but not limited to, contracts, customer lists, licenses and intellectual property.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     III-1

ITEM 10. EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is incorporated by reference to the registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

   Exhibit
     No.       Description
   -------     -----------

     3.1 Restated Certificate of Incorporation of DevSys, Inc. (Incorporated by reference to Exhibit 3.3 to NeoMedia's Registration Statement, No. 333-5534 (the "Registration Statement")).

     3.2 By-laws of DevSys, Inc. (Incorporated by reference to Exhibit 3.4 to NeoMedia's Registration Statement).

     3.3 Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing its name to NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 3.13 to NeoMedia's Registration Statement).

     3.4 Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split (Incorporated by reference to Exhibit 3.14 to NeoMedia's Registration Statement).

     4.1 Form of Certificate for Common Stock of DevSys, Inc. (Incorporated by reference to Exhibit 4.1 to NeoMedia's Registration Statement).

     4.2 Form of Joseph Charles' Warrant Agreement (Incorporated by reference to Exhibit 4.2 to NeoMedia's Registration Statement).

     4.3 Form of Principal Stockholder's Warrant (Incorporated by reference to Exhibit 4.6 to NeoMedia's Registration Statement).

     4.4 Form of Placement Agent's Warrant for the Purchase of Shares of Common Stock and Warrants (Incorporated by reference to Exhibit
               4.8 to NeoMedia's Registration Statement).

     4.5       Form of Warrant to Charles W. Fritz (Incorporated by reference to
               Exhibit 4.10 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)


                                     III-2

   Exhibit
     No.       Description
   -------     -----------

     4.6 Form of Warrant to Dominick & Dominick, Incorporated (Incorporated by reference to Exhibit 4.11 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

     4.7 Form of Warrant to Compass Capital, Inc. (Incorporated by reference to Exhibit 4.12 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

     4.8 Form of Warrant to Thornhill Capital, L.L.C. (Incorporated by reference to Exhibit 4.10 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

     4.9 Form of Warrant to Southeast Research Partners, Inc. (Incorporated by reference to Exhibit 4.14 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

     4.10 Form of Warrant to Joseph Charles & Associates, Inc. (Incorporated by reference to Exhibit 4.15 to NeoMedia's Form 10-KSB for the year ended December 31, 1997)

     10.1 Form of Nonsolicitation and Confidentiality Agreement (Incorporated by reference to Exhibit 10.2 to NeoMedia's Registration Statement).

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

     10.5 Dev-Tech Associates, Inc. Annual Incentive Plan for Management (Incorporated by reference to Exhibit 10.43 to NeoMedia's Registration Statement).

     10.6 Dev-Tech Associates, Inc. 401(k) Plan and amendments thereto (Incorporated by reference to Exhibit 10.50 to NeoMedia's Registration Statement).

     10.7 First Amendment and Restatement of NeoMedia Technologies, Inc. 1996 Stock Option Plan (As Established Effective February 1, 1996, and as amended through November 18, 1996) (Incorporated by reference to Exhibit 10.60 to NeoMedia's Registration Statement).

     10.8 Agreement of Lease Between First Union National Bank of Florida and NeoMedia Technologies, Inc. Dated November 27, 1996 (Incorporated by reference to Exhibit 10.43 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).

     10.9 Agreement for Wholesale Financing (Security Agreement) Between IBM Credit Corporation and NeoMedia Technologies, Inc. Dated February 20, 1997 (Incorporated by reference to Exhibit 10.47 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).

     10.10 Collateralized Guaranty Between IBM Credit Corporation and NeoMedia Migration, Inc. Dated February 20, 1997 (Incorporated by reference to Exhibit 10.48 to NeoMedia's Form 10-KSB for the year ended December 31, 1996).

     10.11 NeoMedia Technologies, Inc. 1998 Stock Option Plan (Incorporated by reference to Appendix A to NeoMedia's Form 14A Filed on February 18, 1998).

     10.12 Amendment to NeoMedia Technologies 1998 Stock Option Plan (Incorporated by reference to text of NeoMedia form 14A filed on July 2, 1999)

     10.13 Employment Agreement dated August 2, 1999 between NeoMedia Technologies, Inc. and William Goins (incorporated by reference to exhibit 10.32 of NeoMedia's Form 10-KSB for the year ended December 31, 1999.)

     10.14 Licensing Agreement between Digital:Convergence Corporation and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit
               10.1 of NeoMedia Form 10-QSB filed on October 30, 2000)

     10.15 Sale and Purchase Agreement between Qode.com, Inc. and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of NeoMedia Form 8K filed on March 15, 2001)

     21 Subsidiaries (Incorporated by reference to description of Company's subsidiaries contained in Part I, Item I of this form 10-KSB.


                                     III-3

     (2) The following exhibits required by Item 601 of Regulation S-B are hereby filed herewith:


     Exhibit
       No.        Description
     -------      -----------

     3.5 Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock.

     23.1     Consent of Arthur Andersen LLP

     27.1     Article 5 Financial Data

(b)  Reports on Form 8-K

     Form 8-K filed October 30, 2000 to report Licensing Agreement between
     Digital: Convergence Corporation and NeoMedia Technologies, Inc.

     Form 8-K filed March 16, 2001 to report the acquisition of substantially all of the assets of Qode.com, Inc.

                                     III-4

                                   EXHIBIT 3.5

                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                           NEOMEDIA TECHNOLOGIES, INC.

     NEOMEDIA TECHNOLOGIES, INC., a corporation organized and existing under and by virtue of the General Corporation law of the State of Delaware, as amended (the "Company"), DOES HEREBY CERTIFY:

     FIRST: That the Board of Directors of the Company duly adopted resolutions setting forth the proposed amendment to the Company's Restated Certificate of Incorporation, and directed that such amendment be submitted to the stockholders of the Company with the recommendation that the proposed amendment be approved and adopted. The resolution setting forth the proposed amendment is as follows:

          RESOLVED, that Article IV of the Company's Restated Certificate of Incorporation be amended to read as follows:

               "The total number of shares of capital stock that the Corporation is authorized to issue be increased from 15,000,000 to 60,000,000, which are to be divided into two classes as follows:

               50,000,000 shares of common stock, par value $.01 per share; and

               10,000,000 shares of preferred stock, par value $.01 per share.

               The 10,000,000 shares of preferred stock may be issued in one or more series at such time or times and for such consideration as shall be authorized from time to time by the Board of Directors. The Board of Directors will be authorized to fix the designation of each series of preferred stock and the relative rights, preferences, limitations, qualifications, powers or restrictions thereof, including the number of shares comprising each series, the dividend rates, redemption rights, rights upon voluntary or involuntary liquidation, provisions with respect to a retirement or sinking fund, conversion rights, voting rights, if any, preemptive rights, other preferences, qualifications, limitations, restrictions and the special or relative rights of each series."

     SECOND: That thereafter, pursuant to resolution of its Board of Directors, a special meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 242 of the General Corporation Law of the State of Delaware.

                                     III-5

     THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of Delaware, as amended.

     FOURTH: That the capital of the Company shall not be reduced under or by reason of said amendment.

     IN WITNESS WHEREOF, the Company has caused this Certificate of Amendment of Restated Certificate of Incorporation to be signed by its President, and attested by its Secretary, this 27th day of March, 1998.

                                            NEOMEDIA TECHNOLOGIES, INC.


                                            By:        /s/Charles W. Fritz
                                               ---------------------------------
                                               Charles W. Fritz, President

ATTEST:

By:     /s/ William E. Fritz
   ---------------------------------
   William E. Fritz, Secretary

                                     III-6

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 9th day of April, 2001.

                                            NEOMEDIA TECHNOLOGIES, INC.
                                            Registrant


                                            By:       /s/ CHARLES W. FRITZ
                                               ---------------------------------
                                               Charles W. Fritz, Chief Executive
                                               Officer and Chairman of the Board

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2001.

      Signatures                                 Title
      ----------                                 -----

  /s/ CHARLES W. FRITZ          Chief Executive Officer, Chairman of the
--------------------------        Board and Director
    Charles W. Fritz

  /s/ WILLIAM E. FRITZ          Secretary and Director
--------------------------
    William E. Fritz

/s/ ROBERT T. DURST, JR.        Chief Technical Officer and Director
--------------------------
  Robert T. Durst, Jr.

  /s/ CHARLES T. JENSEN         Chief Financial Officer, Treasurer and Director
--------------------------
    Charles T. Jensen

  /s/ A. HAYES BARCLAY          Director
--------------------------
    A. Hayes Barclay

    /s/ JAMES J. KEIL           Director
--------------------------
      James J. Keil

     /s/ PAUL REECE             Director
--------------------------
       Paul Reece

   /s/ JOHN A. LOPIANO          Director
--------------------------
     John A. Lopiano

                                     III-7