Form 10KSB/A
period 2000-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2001-05-04
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                FORM 10 - KSB - A
                               AMENDMENT NO. 1 TO
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-21743


                           NEOMEDIA TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)


            Delaware                                        36-3680347
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


2201 Second Street, Suite 600, Fort Myers, FL                  33901
(Address of Principal Executive Offices)                     (Zip Code)


Issuer's Telephone Number (Including Area Code)            941-337-3434



         Amendment to include Part III information. Portions of Registrant's Proxy Statement will not be incorporated by reference into this Form 10KSB-A.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         As of April 30, 2001, NeoMedia's directors and executive officers were:

        NAME                  AGE               POSITION HELD
        ----                  ---               -------------
Charles W. Fritz.............. 44      President, Chief Executive Officer,
                                         Director and Chairman the Board
William E. Fritz.............. 70        Secretary and Director
Charles T. Jensen............. 57      Chief Financial Officer, Vice-President,
                                         Treasurer, and Director
Robert T. Durst............... 48      Chief Technical Officer, Executive
                                         Vice-President and Director
Rudolph Y. Mosny.............. 48      Chief Operating Officer
A. Hayes Barclay.............. 70      Director
James J. Keil................. 73      Director
Paul Reece.................... 64      Director
John A. Lopiano............... 62      Director
William Goins................. 60      Director



         CHARLES W. FRITZ, age 44, is a founder of NeoMedia and has served as an officer and as a Director since its inception. On August 6, 1996, Mr. Fritz was appointed Chief Executive Officer and Chairman of the Board of Directors. On April 2, 2001, Mr. Fritz was appointed as President. Mr. Fritz is currently a member of the Compensation Committee. Prior to founding NeoMedia, Mr. Fritz was an Account Executive with IBM Corporation from 1986 to 1988, Director of Marketing and Strategic Alliances for the Information Consulting Group from 1988-1989, and a Consultant for McKinsey & Company. Mr. Fritz holds an M.B.A. from Rollins College and a B.A. in finance from the University of Florida. Mr. Fritz is the son of William E. Fritz, a Director of NeoMedia, and its Secretary.

         WILLIAM E. FRITZ, age 70, is a founder of NeoMedia and has served as Secretary and Director since its inception. Mr. Fritz also served as Treasurer of NeoMedia from its inception until May 1, 1996. Mr. Fritz, who has over thirty-two years in establishing and operating privately owned companies, currently is, and for at least the past eleven years has been, an officer and either the sole stockholder or a majority stockholder, of G.T. Enterprises, Inc. (formerly Gen-Tech, Inc.), D.M., Inc. (formerly Dev-Mark, Inc.) and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's Chief Executive Officer and Chairman of the Board.

         CHARLES T. JENSEN, age 57, has been Chief Financial Officer, Treasurer and Vice President of NeoMedia since May 1, 1996. Mr. Jensen has been a Director since August 6, 1996, and currently is a member of the Compensation Committee. Prior to joining NeoMedia in November 1995, Mr. Jensen was Chief Financial Officer of Jack M. Berry, Inc., a Florida corporation which grows and processes citrus products, from December, 1994, to October, 1995, and at Viking Range Corporation, a Mississippi corporation which manufactures gas ranges, from November 1993, to December 1994. From December, 1992, to February, 1994, Mr. Jensen was Treasurer of Lin Jensen, Inc., a Virginia corporation specializing in ladies clothing and accessories. Prior to that, from January, 1982, to March, 1993, Mr. Jensen was Controller and Vice-President of Finance of The Pinkerton Tobacco Co., a tobacco manufacturer. Mr. Jensen holds a B.B.A. in accounting from Western Michigan University and is a Certified Public Accountant.

         ROBERT T. DURST, JR., age 48, has been Chief Technical Officer and Executive Vice-President since July 21, 1997. Mr. Durst has been a Director since August 6, 1996. Prior to joining NeoMedia, Mr. Durst held management positions with Symbol Technologies, Inc., Bohemia, New York, from February, 1992 to March, 1996 where, among other things, he worked extensively on two dimensional bar code technology. From March, 1986 to February, 1992, Mr. Durst was employed as a Technical Director by Pitney Bowes, Inc., Stamford, Connecticut. Mr. Durst holds an M.A. in Cognitive Psychology from the University of Illinois and a B.A. from Allegheny College.

         RUDOLPH Y. MOSNY, age 48, was appointed as Chief Operating Officer and Executive Vice President - International of NeoMedia on April 2, 2001. Since December of 2000, Mr. Mosny was serving as Executive Vice President - International and Special Projects. From 1992 to November of 1997, Mr. Mosny was the Chief Executive Officer and General Manager of Mosny Holdings, Austria and the Slovakia. Mosny Holdings owned and managed several production and real estate enterprises in Slovakia, Poland and Austria. From November of 1997 to the time he joined NeoMedia, Mr. Mosny was on professional sabbatical. Mr. Mosny received a B.S. in Business Administration from New York University.

         A. HAYES BARCLAY, age 70, has been a Director of NeoMedia since August 6, 1996, and currently is a member of the Stock Option Committee and the Audit Committee. Mr. Barclay has practiced law for approximately 37 years and since 1967, has been an officer, owner and employee of the law firm of Barclay & Damisch, Ltd. and its predecessor, with offices in Chicago, Wheaton and Arlington Heights, Illinois. Mr. Barclay holds a B.A. degree from Wheaton College, a B.S. from the University of Illinois and a J.D. from the Illinois Institute of Technology - Chicago Kent College of Law.

         JAMES J. KEIL, age 73, has been a Director of NeoMedia since August 6, 1996. Mr. Keil currently is a member of the Compensation Committee, the Stock Option Committee and the Audit Committee. He is founder and president of Keil & Keil Associates, a business and marketing consulting firm located in Washington, D.C., specializing in marketing, sales, and document applications technology projects. Prior to forming Keil & Keil Associates in 1990, Mr. Keil worked for approximately 38 years at IBM Corporation and Xerox Corporation in various marketing, sales and senior executive positions. From 1989-1995, Mr. Keil was on the Board of Directors of Elixir Technologies Corporation (a non-public corporation), and from 1990-1992 was the Chairman of its Board of Directors. From 1992-1996, Mr. Keil served on the Board of Directors of Document Sciences Corporation. Mr. Keil holds a B.S. degree from the University of Dayton.

         PAUL REECE, age 64, has been a Director of NeoMedia since August 6, 1996, and currently is a member of the Compensation Committee. From 1987 until 1995, when he retired from Pitney Bowes, Inc., Stamford, Connecticut, Mr. Reece served at various times as its Vice-President of Operations and Technology Division, Vice-President of Technical Systems and Advanced Products and Vice-President of Corporate Engineering and Technology. Prior to joining Pitney Bowes, Inc., Mr. Reece worked for 19 years at General Electric Company in various technical, marketing and engineering positions. Mr. Reece holds a B.S., M.S. and PhD. in electronics and engineering from the University of Manchester, England.

         JOHN A. LOPIANO, age 62, has been a director of NeoMedia since July 29, 1998 and is currently a member of the Audit Committee and the Compensation Committee. Mr. Lopiano recently retired as Senior Vice President of Xerox Corporation and President of its Production Systems Group. Prior to joining Xerox in April, 1990, Mr. Lopiano was employed for approximately 25 years by IBM Corporation, serving in various management, marketing and product development positions. Mr. Lopiano holds a B.S. degree from the United States Military Academy and a Master of Business Administration from New York University. Mr. Lopiano served as a member of Xerox's Operations Committee, Management Audit Committee, The Xerox Foundation and the Business Development Forum (of which he is a co-chairman). In addition, since July, 1995, Mr. Lopiano has been a trustee of the Rochester Institute of Technology, Rochester, New York, and is currently chairman of its Education Committee. Since March 1998, Mr. Lopiano has been a director of Interleaf, Inc., a company listed on the Nasdaq National Market System.

         WILLIAM F. GOINS, age 60, was President and Chief Operating Officer from August 1, 1999 to January 31, 2001. Mr. Goins has been a director since October 21, 1999. Prior to joining NeoMedia, Mr. Goins worked as a consultant for a variety of companies. Mr. Goins held the positions of Vice President of Sales for Moore Document Solutions from June 1996, to August 1997. Mr. Goins was the Chief Operating Officer from January 1995, to November 1995, for Education Alternatives, Inc., a corporate alliance providing turnkey services to public and private schools. Mr. Goins held various positions during his 16 years at Xerox Corporation, including the President of Integrated Systems Operations for Xerox Corporation from 1992 to 1994. Mr. Goins holds a B.S. from Morgan State University. As of January 31, 2001, Mr. Goins was no longer employed by the Company.

         All directors shall be elected on an annual basis, each to hold office until the next annual meeting of shareholders or until that director's successor has been elected and qualified or until the earlier of death or resignation. At present, NeoMedia's by-laws provide for not less than one director nor more than nine. Currently, there are nine directors. NeoMedia's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. From January 1, 2000, through December 31, 2000, NeoMedia held 18 directors' meetings. During the fiscal year ended December 31, 2000, all incumbent directors attended more than 92 percent of the combined total of meetings of the Board and the Committees on which they served during 2000.


DIRECTOR COMPENSATION

Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Non-employee directors receive fees of $2,000 per meeting attended. Upon election or re-election as a director, non-employee directors receive options to purchase 15,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan. Non-employee directors may elect to receive options to purchase an additional 3,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan in lieu of the director fee of $2,000. These options are immediately vested. NeoMedia anticipates that the Board of Directors will meet at least five times a year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires NeoMedia's officers and directors, and persons who own more than ten percent of a registered class of NeoMedia's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ SmallCap Market. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish NeoMedia with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to NeoMedia, NeoMedia believes that during 2000 all Section 16(a) filing requirements applicable to NeoMedia's officers, directors and ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 2000, 1999 and 1998:

                                                   SUMMARY COMPENSATION TABLE
                                                                                            Long-term
                                             Annual Compensation(1)                        Compansation
                               --------------------------------------------------     --------------------------

                                                                                       SECURITIES
                                                            OTHER                       UNDER-
                                                           ANNUAL                        LYING       ALL OTHER
   NAME AND                                               COMPEN-                      WARRANTS/       COMPEN-
PRINCIPAL POSITION             YEAR           SALARY        SATION         BONUS         OPTIONS       SATION
------------------             ----           ------      ----------       -----       -----------   ----------

Charles W. Fritz               2000          $250,000        -----      $430,800         49,000(2)      $22,502(5)
 Chief Executive Officer       1999           250,000        -----         -----        400,000(2)      84,914(5)
                               1998           250,000        -----         -----        400,000(2)      58,820(5)



Charles T. Jensen
 Chief Financial Officer,      2000          $150,000        -----      $193,860         37,000(2)     $29,767(5)
 Vice-President and            1999           150,000        -----         -----        180,000(2)      42,712(5)
 Treasurer                     1998           150,000        -----         -----        180,000(2)      38,613(5)



Robert T. Durst, Jr.
 Executive Vice-President      2000          $170,000        -----      $219,708         37,000(2)     $13,127(5)
 and Chief Technical           1999           170,000        -----         -----        210,000(2)     $13,876(5)
Officer                        1998           170,000        -----         -----        180,000(2)      13,428(5)


William F. Goins(4)            2000          $180,000     $   -----     $290,790         40,000(2)     $11,699(5)
 President and Chief           1999            75,000        25,000(7)     -----        200,000(2)       $ 625(6)
Operating Officer              1998(3)        -----           -----        -----           -----          -----


---------------------------------

1. In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the Named Executive Officer for such year.

2.   Represents options granted under NeoMedia's 1998 Stock Option Plan.

3.   Was not employed by NeoMedia during this year.

                       (Footnotes continued on next page)

4.   No longer employed by the Company.

5. Includes life insurance premiums where policy benefits are payable to beneficiary of the Named Executive Officer, automobile expenses attributable to personal use and the corresponding income tax effects.

6. Automobile expenses attributable to personal use and the corresponding income tax effects.

7.   Represents sign-on bonus.


EMPLOYMENT AGREEMENTS

         NeoMedia has entered into five year employment agreements ending April 30, 2001, with each of Charles W. Fritz, its Chief Executive Officer and Chairman of the Board of Directors, and Charles T. Jensen, its Vice President, Chief Financial Officer and Treasurer, and with Robert T. Durst, Jr., its Executive Vice-President and Chief Technical Officer, ending March 31, 2001. The employment agreements for Messrs. Fritz, Durst and Jensen provide for an annual salary of $170,000, $140,000 and $110,000, respectively, subject to annual review by the Board of Directors which may increase but not decrease such salary, and participation in all benefits and plans available to executive employees of NeoMedia. Effective as of January 1, 1998, the Board of Directors increased the annual salary of Messrs. Fritz, Durst and Jensen to $250,000, $170,000 and $150,000, respectively. In addition, during 1998, the Board of Directors granted to Messrs. Fritz, Durst and Jensen options to purchase 400,000, 180,000 and 180,000, respectively, shares of NeoMedia common stock under the 1998 Stock Option Plan. During 1999, the Board of Directors granted to Messrs. Fritz, Durst and Jensen options to purchase 400,000, 210,000 and 180,000, respectively, shares of NeoMedia common stock under the 1998 Stock Option Plan. During 2000, the Board granted Messrs. Fritz, Durst and Jensen options to purchase 49,000, 37,000, and 37,000, respectively, shares of NeoMedia common stock under the 1998 Stock Option Plan. NeoMedia is currently negotiating new employment agreements with Messrs. Fritz, Durst and Jensen.


         During 1999, NeoMedia entered into a one-year employment agreement ending July 31, 2000, with William F. Goins, its President and Chief Operating Officer. The agreement was renewed through July 31, 2001. The agreement provides for an annual salary of $180,000, subject to periodic review by the Board of Directors which may increase but not decrease such salary, and participation in all benefits and plans available to executive employees of NeoMedia. In addition, during 2000, the Board of Directors granted to Mr. Goins options to purchase up to 40,000 shares of NeoMedia common stock under the 1998 Stock Option Plan. As of January 31, 2001, Mr. Goins was no longer employed by the Company.

INCENTIVE PLAN FOR MANAGEMENT

         Effective as of January 1, 1996, NeoMedia adopted an Annual Incentive Plan for Management ("Incentive Plan"), which provides for annual bonuses to eligible employees based upon the attainment of certain corporate and/or individual performance goals during the year. The Incentive Plan is designed to provide additional incentive to NeoMedia's management to achieve these growth and profitability goals. Participation in the Incentive Plan is limited to those employees holding positions assigned to incentive eligible salary grades and whose participation is authorized by NeoMedia's Compensation Committee which administers the Incentive Plan, including determination of employees eligible for participation or exclusion. The Board of Directors can amend, modify or terminate the Incentive Plan for the next plan year at any time prior to the commencement of such next plan year.

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

         Performance goals are determined for both NeoMedia's and/or the employee's performance during the year, and if performance goals are attained, eligible employees are entitled to an award based upon a specified percentage of their base salary.


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

401(K) PLAN

     NeoMedia maintains a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). All employees of NeoMedia who are 21 years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective contributions of up to 20% of such participant's pre-tax salary (up to a statutorily prescribed annual limit, which is $10,500 for 2000) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be required to be lower. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions are fully vested at all times. The 401(k) Plan also provides for matching and discretionary contributions by NeoMedia. To date, NeoMedia has not made any such contributions.


                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

     The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 2000:


                        NUMBER OF
                        SECURITIES   % OF TOTAL
                        UNDERLYING     OPTIONS
                        OPTIONS       GRANTED TO     EXERCISE     EXPIRATION
NAME                    GRANTED(1)     EMPLOYEES       PRICE         DATE
----                    ----------    ----------     --------     ----------

Charles W. Fritz        49,000          4.7%           $4.44        8/17/10


Charles T. Jensen       37,000          3.5%           $4.44        8/17/10


Robert T. Durst, Jr.    37,000          3.5%           $4.44        8/17/10


William F. Goins        40,000          3.8%           $4.44        8/17/10

--------------------------------------------------------
1.   Options granted under the 1998 Stock Option Plan.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

     The following table sets forth options exercised by NeoMedia Named Executive Officers during fiscal 2000, and the number and value of all unexercised options at fiscal year end.

                                                                   NUMBER OF                    VALUE OF
                                                                   UNEXERCISED                  UNEXERCISED
                                                                   SECURITIES                  IN-THE-MONEY
                             SHARES                          UNDERLYING OPTIONS/SARS          OPTIONS/SARS AT
                            ACQUIRED       VALUE               AT DECEMBER 31, 2000         DECEMBER 31, 2000(1)
NAME                       ON EXERCISE    REALIZED         EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                       -----------    --------         -----------    -------------   -----------  -------------
Charles W. Fritz(2)            --              --             903,800        559,200       $ 47,600     $98,400

Charles T. Jensen           20,000        $ 154,136           291,786        263,600       $169,133     $44,280

Robert T. Durst, Jr.        30,000        $ 236,699            340,057        305,600      $237,519     $56,280

William F. Goins               --               --             112,000        248,000      $ 12,000     $48,000

-----------------------------------------
1. The value of the in the money options is calculated by the difference between the market price of the stock at December 31, 2000 and the exercise price of the options.

2.       Includes stock options and warrants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of April 20, 2001, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors and nominees,
(iii) by each executive officer of NeoMedia named in the Summary Compensation Table, and (iv) by all executive officers and directors of NeoMedia as a group.

                                                        AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS(1)
------------------------                               -----------------------       -------------------
Charles W. Fritz(2)(3)............................             2,528,955                    14.8%

Fritz Family Limited Partnership(2)(4)............             1,511,742                     8.8%

Chandler T. Fritz 1994 Trust(2)(5)(6) ............                58,489                       *

Charles W. Fritz 1994 Trust(2)(5)(7) .............                58,489                       *

Debra F. Schiafone 1994 Trust(2)(5)(8)............                48,489                       *

William and Edna Fritz(4)(5)......................               366,310                     2.1%

Charles T. Jensen(2)(10)..........................               311,286                     1.8%

John Lopiano(11)..................................               122,000                       *

Robert T. Durst, Jr.(2)(9)........................               358,057                     2.1%

A. Hayes Barclay(12)(14) .........................               111,000                       *

James J. Keil(13)(15).............................               124,800                       *

Paul Reece(9)(16) ................................               112,000                       *

William Goins(2)(18) .............................               112,000                       *

Rudolph Y. Mosny(19)..............................                20,000

All executive officers and
  directors as a group (10 persons)(17)...........             5,843,617                    34.2%

------------------------------------

* less than one percent of issued and outstanding shares of Common Stock of NeoMedia

1. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Options to purchase shares of Common Stock currently exercisable or exercisable within sixty days of April 20, 2001 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to the knowledge of NeoMedia, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

2.   c/o NeoMedia Technologies, Inc.
     2201 Second Street, Suite 600
     Fort Myers, FL  33901

3. Mr. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act of 1933, as amended. Shares beneficially owned include (i) 400 shares of Common Stock (100 shares owned by each of Mr. Fritz's four minor children for an aggregate of 400 shares),
     (ii) 414,000 shares of Common Stock issuable upon exercise of two separate warrants to purchase Common Stock which are currently exercisable, and
     (iii) 1,049,000 shares of common stock issuable upon exercise of options granted under NeoMedia's 1998 Employee Stock Option Plan, 41,786 and (iv) 1,542,969 shares of Common Stock held by the CW/LA II Family Limited Partnership, a family limited partnership for the benefit of Mr. Fritz's family.

4. William E. Fritz, Secretary of NeoMedia, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owner of the 1,511,742 shares held in the Fritz Family Partnership. As Trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the shares of NeoMedia held in each trust. Accordingly, Mr. William E. Fritz is deemed to be the beneficial owner of an aggregate of 2,043,519 shares (165,467 of which as a result of being trustee of the Chandler T. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, 1,511,742 shares as a result of being co-general partner of the Fritz Family Partnership, 268,787 shares owned by Mr. Fritz or his spouse, 12,523 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse and 85,000 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse). Mr. William E. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

5. William E. Fritz is the Trustee of this Trust and therefore is deemed to be the beneficial owner of such shares.

6. Chandler T. Fritz, son of William E. Fritz, is primary beneficiary of this trust.

7. Charles W. Fritz, son of William E. Fritz and President and Chief Executive Officer of NeoMedia, is primary beneficiary of this trust.

8. Debra F. Schiafone, daughter of William E. Fritz, is primary beneficiary of this trust.

9. Represents options granted under NeoMedia's 1996 and 1998 Stock Option Plans, which are currently exercisable.

10. Includes 311,286 shares of common stock issueable upon exercise of options granted under NeoMedia's 1996 and 1998 stock option plans.

11. Includes 121,000 shares of common stock issueable upon exercise of options granted under NeoMedia's 1996 and 1998 stock option plans.

                       (Footnotes continued on next page)

12. Includes 106,000 shares of common stock issueable upon exercise of options granted under NeoMedia's 1996 and 1998 stock option plans.


13. Includes 65,000 shares of common stock issueable upon exercise of options granted under NeoMedia's 1996 and 1998 stock option plans.

14.  c/o Barclay & Damisch Ltd. 115 West Wesley Street Wheaton, IL 60187

15.  c/o Keil & Keil Associates 733 15th Street, N.W. Washington, DC 20005

16.  c/o 380 Gulf of Mexico Drive Long Boat Key, FL 34228

17. Includes an aggregate of 1,818,643 currently exercisable options to purchase shares of Common Stock granted under NeoMedia's 1996 Stock Option Plan and 1998 Stock Option Plan and 426,523 currently exercisable warrants to purchase shares of Common Stock.

18. Includes 112,000 shares of common stock issueable upon exercise of options granted under NeoMedia's 1998 stock option plan.

19. Includes 20,000 shares of common stock issuable upon exercise of options granted under NeoMedia's 1998 stock option plan.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In April, 2000, the Company purchased substantially all of the assets of DayStar Services, L.L.C., a Tennessee limited liability company ("DayStar"). The assets consisted of DayStar's rights under a license agreement between DayStar and the Company dated June 30, 1999, for the Company's NeoLink Information Server ("NeoLink") and DayStar's rights under an Agent Agreement between DayStar and the Company dated June 30, 1999, for NeoLink. The assets purchased also included all of DayStar's software and hardware and source codes used in the operation of the DayStar website and existing customer/vendor relationships. The purchase price for the assets was $4,000,000; $3,520,000 paid through the transfer of shares of NeoMedia's Common Stock and $480,000 paid through the forgiveness of a receivable due from DayStar. William Fritz and Charles Fritz, officers, directors and principal shareholders of the Company are also principal equity holders of DayStar.

      During 2000, NeoMedia leased office and residential facilities from related parties for rental payments totaling $5,000. This lease expired in 2000.

      In April 2000, NeoMedia paid professional fees in the amount of $8,000 to a director of the company for consulting services rendered.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K(a)

(a)   Exhibits

      (2) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

   EXHIBIT
     NO.               DESCRIPTION
  --------             -----------
    23.1       Consent of Arthur Andersen LLP

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 3rd day of May, 2001.

                                     NEOMEDIA TECHNOLOGIES, INC.
                                             Registrant

                                  By: /s/  Charles W. Fritz
                                     ------------------------------------------
                                     Charles W. Fritz, Chief Executive
                                     Officer and Chairman of the Board



     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 3, 2001.

SIGNATURES                            TITLE
----------                            -----

/s/ Charles W. Fritz                  President, Chief Executive Officer,
-------------------------------       Chairman of the Board and Director
Charles W. Fritz

/s/ William E. Fritz                  Secretary and Director
--------------------------------
William E. Fritz

/s/ Charles T. Jensen                 Chief Financial Officer,
-------------------------------       Treasurer and Director
Charles T. Jensen

/s/ Robert T. Durst, Jr.              Chief Technology Officer and Director
-------------------------------
Robert T. Durst, Jr.

/s/ A. Hayes Barclay                  Director
-------------------------------
A. Hayes Barclay

/s/ James J. Keil                     Director
--------------------------------
James J. Keil

/s/ Paul Reece                        Director
--------------------------------
Paul Reece

/s/ John A. Lopiano                   Director
--------------------------------
John A. Lopiano
                                       14