Form 10QSB
period 2001-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2001-05-21
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                           Yes   [X]       No   [ ]

         As of May 1, 2001, there were 15,263,163 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,    DECEMBER 31,
                                                                                  2001           2000
                                                                                --------       --------
                                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .............................................      $  2,679       $  4,453
   Restricted cash .......................................................           600            750
   Trade accounts receivable, net of allowance for doubtful
      accounts of $548 in 2001 and $484 in 2000 ..........................         1,295          1,870
   Digital Convergence receivable ........................................         6,644          7,644
   Costs and estimated earnings in excess of billings on
      uncompleted contracts ..............................................            --             89
   Inventories ...........................................................           260            116
   Available for sale securities - Digital Convergence ...................         1,000             --
   Prepaid expenses and other current assets .............................         1,138            946
                                                                                --------       --------

         Total current assets ............................................        13,616         15,868
                                                                                --------       --------

Property and equipment, net ..............................................         1,284            365
Digital Convergence receivable, net of current portion ...................         2,572         10,288
Prepaid - Digital Convergence ............................................         3,998          4,116
Intangible assets, net ...................................................        11,574          9,043
Other long-term assets ...................................................           915            914
                                                                                --------       --------

         Total assets ....................................................      $ 33,959       $ 40,594
                                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................................      $  2,851       $  2,301
   Accrued expenses ......................................................         2,692          2,691
   Current portion of long-term debt .....................................           280            137
   Sales taxes payable ...................................................           192            261
   Billings in excess of costs and estimated earnings on
      uncompleted contracts ..............................................            15             49
   Deferred revenues - Digital Convergence ...............................           772          1,543
   Deferred revenues .....................................................           525            449
   Other .................................................................            22             11
                                                                                --------       --------

         Total current liabilities .......................................         7,349          7,442
                                                                                --------       --------

Long-term debt, net of current portion ...................................           922            539
Long-term deferred revenues - Digital Convergence ........................         6,558         13,503
                                                                                --------       --------

         Total liabilities ...............................................        14,829         21,484
                                                                                --------       --------

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued or outstanding .............................            --             --
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 17,110,893 shares issued and 15,233,163 outstanding in 2001 and 14,460,384 shares
      issued and outstanding in 2000 .....................................           154            145
   Additional paid-in capital ............................................        61,055         57,619
   Accumulated deficit ...................................................       (41,300)       (37,875)
   Treasury stock, at cost, 201,230 shares of common stock ...............          (779)          (779)
                                                                                --------       --------

         Total shareholders' equity ......................................        19,130         19,110
                                                                                --------       --------

            Total liabilities and shareholders' equity ...................      $ 33,959       $ 40,594
                                                                                ========       ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------
                                                                              2001               2000
                                                                          ------------       ------------
NET SALES:
   License fees ....................................................      $        109       $        208
   Resale of software and technology equipment and service fees ....             1,429              3,886
                                                                          ------------       ------------

         Total net sales ...........................................             1,538              4,094
                                                                          ------------       ------------

COST OF SALES:
   License fees ....................................................               731                216
   Resale of software and technology equipment and service fees ....             1,221              3,338
                                                                          ------------       ------------

         Total cost of sales .......................................             1,952              3,554
                                                                          ------------       ------------

GROSS MARGIN .......................................................              (414)               540

Sales and marketing expenses .......................................               962              1,264
General and administrative expenses ................................             1,743              1,396
Research and development costs .....................................               337                335
                                                                          ------------       ------------

Loss from operations ...............................................            (3,456)            (2,455)
Interest income, net ...............................................               (31)               (19)
                                                                          ------------       ------------

NET LOSS ...........................................................      $     (3,425)      $     (2,436)
                                                                          ============       ============

NET LOSS PER SHARE--BASIC AND DILUTED ..............................      $      (0.24)      $      (0.19)
                                                                          ============       ============

Weighted average number of common shares--basic and diluted ........        14,540,380         12,752,000
                                                                          ============       ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        2001           2000
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................      $ (3,425)      $ (2,436)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...............................................           848            391
   Loss on disposal of property and equipment ..................................            --              7
   Options issued to directors .................................................            50             --
   Changes in operating assets and liabilities
      Trade accounts receivable ................................................           580          1,777
      Prepaid-Digital Convergence ..............................................           118
      Costs and estimates earnings in excess of billings on
         uncompleted contracts .................................................            89             (8)
      Other current assets .....................................................          (114)            28

      Accounts payable and accrued expenses ....................................          (354)        (2,234)
      Billings in excess of costs and estimates earnings on
         uncompleted contracts .................................................           (34)          (131)
      Deferred revenue .........................................................            76             43
      Other current liabilities ................................................            11             (1)
                                                                                      --------       --------
         Net cash used in operating activities .................................        (2,155)        (2,564)
                                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets .........        (1,698)          (386)
Acquisition of property and equipment ..........................................           (73)           (27)
                                                                                      --------       --------

         Net cash used in investing activities .................................        (1,771)          (413)
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
     net of $10 issuance costs in 2001 and $74 in 2000 .........................         1,535          9,154
Net proceeds from exercise of stock warrants ...................................           361          2,786
Net proceeds from exercise of stock options ....................................           139            234
Change in restricted cash ......................................................           150             --
Repayments on notes payable and long-term debt .................................           (33)          (530)
                                                                                      --------       --------

         Net cash provided by financing activities .............................         2,152         11,644
                                                                                      --------       --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ........................................................        (1,774)         8,667
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................         4,453          2,460
                                                                                      --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR .........................................      $  2,679       $ 11,127
                                                                                      ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the quarter ............................................            25            (35)
   Non-cash activities:
      Net assets acquired as part of Qode purchase agreement
        in exchange for common stock and forgiveness of note ...................         1,800             --
      Write-down of Digital Convergence stock receivable
        against deferred revenue - Digital Convergence .........................         7,716             --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 2001 and December 31, 2000, and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

     The Company has recognized revenue derived from its intellectual property license contract with Digital Convergence (DC) executed in October 2000, based on management's current estimates of total receipts under the first year of the DC contract, ratably over the contract year.

PURCHASE OF QODE.COM, INC.

     On March 1, 2001, NeoMedia purchased all of the net assets of Qode.com, Inc. (Qode), accept for cash. Qode is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Development Stage Enterprises". The Company intends to provide manufacturers, retailers, advertisers and users a unique tool for website navigation through the use of imbedded standard bar codes and Uniform Product Codes (UPC). It is the Company's mission to develop, operate, maintain and promote the use of Qode.com technologies to enable any bar code to interface with their technology. In consideration for these assets, NeoMedia issued 1,676,500 shares of the Company's common stock to Qode, valued At $8,298,675, issued 274,699 of the Company's Common Stock to certain debtholders of Qode, valued at $1,359,760, forgave a $440,000 short term note to the Company, and assumed $836,000 of Qode payables. The 1,676,500 shares paid to Qode are to be held in escrow for one year, and are subject to downward adjustment, based upon the achievement of certain performance targets over the period of March 1, 2001 to February 28, 2002, and therefore are not reflected in the accompanying financial statements. As a result of the acquisition, the Company acquired substantially all of Qode's assets, including but not limited to the Qode Universal Commerce Solution, customer lists, licenses, intellectual property and certain contracts.

     The Company accounted for this purchase using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The allocation of the purchase price is considered preliminary because the Company is in the process of valuing the intangibles received. The excess fair market value of the net assets acquired over the purchase price was allocated to reduce proportionately the values assigned to noncurrent assets. The accompanying consolidated statements of operations include the operations of Qode from March 1, 2001, through March 31, 2001.

     Pro forms results of operations as though the companies had combined at the beginning of the period is as follows:

                                          THREE MONTHS ENDED
                                    -------------------------------
                                    MARCH 31, 2001   MARCH 31, 2000
                                    --------------   --------------

Revenue                                 $   195        $   208
Net Income                                3,439          3,970
EPS - basic and diluted                 $ (0.24)       $ (0.31)


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

NEOMEDIA CONSULTING AND INTEGRATION SERVICES (NCIS)

      NCIS is the original business line upon which the Company was organized. NCIS resells client-server equipment and related software. The unit also provides general and specialized consulting services targeted at software driven print applications, and especially at process automation of production print facilities through the efforts of its Integrated Document Factory (IDF) consulting team. NCIS also identifies prospects for custom applications based on the NeoMedia's NAS products and services. The operations are based in Lisle, Illinois and Monterrey, Mexico.

RECLASSIFICATIONS

      Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June of 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The FASB later issued in June 1999 SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative insruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets of liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.   LIQUIDITY AND CAPITAL RESOURCES

     The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. The Company has been advised by its independent certified public accountants that if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, their auditors' report on those financial statements may be modified for that contingency. Based on current operating budgets, management does not anticipate having sufficient cash on hand or available through current lending arrangements to fund operations. To address this funding need, the Company's management is seeking to raise funds through private placements and a warrant repricing program, as well as decrease cash outflow through expense reductions. Management believes that the funds generated by these transactions will be sufficient to fund operations for at least 12 months. In the event all the funding is not received, management believes it can revise its operating plan to such a level that the Company will be able to fund operations for the next 12 months. During the first quarter of 2001, the Company has successfully obtained approximately $1.5 million of equity financing and $0.5 million from exercises of warrants and employee stock options.

     Net cash used in operating activities for the three months ended March 31, 2001 and 2000, was $2.2 million and $2.6 million, respectively. During 2001, trade accounts receivable inclusive of costs in excess of billings decreased $0.7 million, while accounts payable and accrued expenses and deferred revenue decreased $0.3 million. During 2001, trade accounts receivable inclusive of costs in excess of billings decreased $1.6 million, while accounts payable and accrued expenses and deferred revenue decreased $2.2 million. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 2001 and 2000, was $1.8 million and $0.4, respectively.

     Net cash provided by financing activities for the three months ended March 31, 2001 and 2000, was $2.0 million and $11.6 million, respectively. The decrease was due to $12.2 million raised during the first quarter of 2000 through the issuance of common stock, as well as the exercise of warrants and stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Management expects to become profitable during the next 12 months. Based on current operating budgets, management does not anticipate having sufficient cash on hand or available through current lending arrangements to fund operations. To address this funding need, the Company's management is seeking to raise funds through private placements and a warrant repricing program, as well as decrease cash outflow through expense reductions. Management believes that the funds generated by these transactions will be sufficient to fund operations for at least 12 months. In the event all the funding is not received, management believes it can revise its operating plan to such a level that the Company will be able to fund operations for the next 12 months. During the first quarter of 2001, the Company has successfully obtained approximately $1.5 million of equity financing and $0.5 million from exercises of warrants and employee stock options.

     Net cash used in operating activities for the three months ended March 31, 2001 and 2000, was $2.2 million and $2.6 million, respectively. During 2001, trade accounts receivable inclusive of costs in excess of billings decreased $0.7 million, while accounts payable and accrued expenses and deferred revenue decreased $0.3 million. During 2000, trade accounts receivable inclusive of costs in excess of billings decreased $1.6 million, while accounts payable and accrued expenses and deferred revenue decreased $2.2 million. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 2001 and 2000, was $1.8 million and $0.4, respectively.

     Net cash provided by financing activities for the three months ended March 31, 2001 and 2000, was $2.0 million and $11.6 million, respectively. The decrease was due to $12.2 million raised during the first quarter of 2000 through the issuance of common stock, as well as the exercise of warrants and stock options.


OVERVIEW

     During 2000, the company's continued focus was aimed toward its NeoMedia Application Service (NAS) business. On March 1, 2001, the Company acquired substantially all of the assets of Qode.com, Inc., a commerce-enabling company that delivers promotions to consumers over the internet through its Qode Universal Commerce Solution(TM). The Quode system is comprised of a directory of products and retailers, enhanced with Qode's proprietary DNA(TM), and coupled with a product search engine. The Qode Solution is licensable, and is designed to increase revenues, traffic and loyalty to internet websites. NAS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world. During the past several months, the Company has also signed several PaperClickTM license agreements with domestic and international companies that demonstrate the versatility of the technology. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for the Company's end-users, competitive advantage for their business partners and return-on-investment for their investors.

Through the three months ended March 31, 2001, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

     During the first quarter of 2001, the Company's focus continued to shift from Systems Integration and Migration products toward its Applications Service Provider (ASP) business. During 2000, the Company sold its first license with the internally-developed NeoLink technology, and in December launched its PaperClick.com virtual portal. NeoMedia's strategy is to become the world's leading provider of systems and services that link print and print on products to web based information. The Company discontinued its Y2K product line during the fourth quarter of 1999.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     NET SALES. Total net sales for the three months ended March 31, 2001 were $1.5 million, which represented a $2.6 million, or 62, decrease from $4.1 million for the three months ended March 31, 2000. This decrease primarily resulted from reduced resales of Sun Microsystems equipment.

     LICENSE FEES. License fees for the three months ended March 31, 2001 were $0.1 million compared to $0.2 million for the three months ended March 31, 2000, a decrease of $0.1 million.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees decreased by $2.5 million, or 63%, to $1.4 million for the three months ended March 31, 2001, as compared to $3.9 million for the three months ended March 31, 2000. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions. Cost of sales as a percentage of related sales was 85% in 2001 and 86% in 2000.

     SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $1.0 million for the three months ended March 31, 2001, compared to $1.3 million for the three months ended March 31, 2000, a decrease of $0.3 million or 24%. This decrease primarily resulted from a decrease in NeoMedia's NAS direct sales force offset by personnel additions in marketing.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.3 million, or 25%, to $1.7 million for the three months ended March 31, 2001, compared to $1.4 million for the three months ended March 31, 2000. The increase is primarily related to higher legal expenses in 2001.

     RESEARCH AND DEVELOPMENT. During the three months ended March 31, 2001, NeoMedia charged to expense $337,000 of research and development costs, an increase of $2,000 or 1% compared to $335,000 charged to expense for the three months ended March 31, 2000.

     INTEREST INCOME, NET. Interest income consists primarily of interest earned on cash equivalent investments, net of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit. Interest income increased by $12,000, or 63%, to $31,000 for the three months ended March 31, 2001 from $19,000 for the three months ended
March 31, 2000, due to reduced interest expense on the line of credit as a result of lower resale business the first quarter of 2001.

     NET LOSS. The net loss for the quarter ended March 31, 2001 was $3.4 million, which represented a $1.0 million, or 41% increase from a $2.4 million loss for the three months ended March 31, 2000. The increase in net loss primarily resulted from reduced resales of software and technology equipment and related service fees.

     The Company has recognized revenue derived from its intellectual property license contract with Digital Convergence (DC) executed in October 2000, based on management's current estimates of total receipts under the first year of the DC contract, ratably over the contract year. Therefore, for the first quarter, no revenue was recognized. During the first quarter of 2001, the Company wrote down the value of the stock receivable from DC and the related deferred revenue by $7,716. Total assets and liabilities at March 31, 2001 related to the DC contract were $14,214 and $7,330, respectively.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document ate not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statments are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses, the Company's ability to sell its products and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings

     In April, 2001, the former President and director of the Company filed a lawsuit against the Company and several of the Company's directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January, 2001. The Company believes the claim is without merit and intends to vigorously defend itself. Final outcome of this matter is uncertain and a range of loss cannot reasonably be estimated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  (None)

(b)      Reports on Form 8-K

                  On March 16, 2001, the Company filed a Form 8-K Current Report to disclose that it had acquired substantially all of the assets of Qode.com, Inc., a commerce-enabling company that delivers promotions to consumers over the internet through its Qode Universal Commerce Solution(TM).

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NEOMEDIA TECHNOLOGIES, INC.
                                            ---------------------------
                                                     Registrant

Date MAY 14, 2001           By: /s/ CHARLES W. FRITZ
     ------------               ------------------------------------------------
                            Charles W. Fritz, Chief Executive Officer
                            and Chairman of the Board


Date MAY 14, 2001           By: /s/ CHARLES T. JENSEN
     ------------               ------------------------------------------------
                                Charles T. Jensen, Vice President, Chief
                                Financial Officer, Treasurer and Director