Form 10-Q
period 2001-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2001-08-20
CIK 1022701

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         ____________________________

                                  FORM 10 - Q
                                  (Mark One)
              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      OR

             [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

     As of July 31, 2001, there were 15,557,313 outstanding shares of the issuer's Common Stock.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 NeoMedia Technologies, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                    June 30,    December 31,
                                                                                      2001          2000
                                                                                    ---------   ------------
ASSETS                                                                             (Unaudited)
Current assets:
 Cash and cash equivalents.......................................................    $    966       $  4,453
 Restricted cash.................................................................         ---            750
 Trade accounts receivable, net of allowance for doubtful
    accounts of $760 in 2001 and $484 in 2000....................................         701          1,870
 Digital Convergence receivable..................................................         ---          7,644
 Costs and estimated earnings in excess of billings on
    uncompleted contracts........................................................          30             89
 Inventories.....................................................................         260            116

 Prepaid expenses and other current assets.......................................         629            946
                                                                                     --------       --------
      Total current assets.......................................................       2,586         15,868
                                                                                     --------       --------

Property and equipment, net......................................................       1,173            365
Digital Convergence receivable, net of current portion...........................         ---         10,288
Prepaid - Digital Convergence....................................................         ---          4,116
Intangible assets, net...........................................................      11,557          9,043
Other long-term assets...........................................................         918            914
                                                                                     --------       --------
      Total assets...............................................................    $ 16,234       $ 40,594
                                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................................    $  2,439       $  2,301
 Accrued expenses................................................................       1,528          2,691
 Current portion of long-term debt...............................................         277            137
 Sales taxes payable.............................................................           1            261
 Billings in excess of costs and estimated earnings on
    uncompleted contracts........................................................          13             49
 Deferred revenues - Digital Convergence.........................................         ---          1,543
 Deferred revenues...............................................................         638            449
 Other...........................................................................           6            11
                                                                                     --------       --------
      Total current liabilities..................................................       4,902          7,442
                                                                                     --------       --------
Long-term debt, net of current portion...........................................         748            539
Long-term deferred revenues - Digital Convergence................................         ---         13,503
                                                                                     --------       --------
      Total liabilities..........................................................       5,650         21,484
                                                                                     --------       --------

Shareholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
    authorized, 452,489 issued and outstanding...................................           5             --
 Additional paid-in capital, preferred stock.....................................         877             --
 Common stock, $.01 par value, 50,000,000 shares
    authorized, 17,435,043 shares issued and 15,758,543 outstanding
    in 2001 and 14,460,384 shares issued and outstanding in 2000.................         158            145
 Additional paid-in capital......................................................      62,665         57,619
 Accumulated deficit.............................................................     (52,342)       (37,875)
 Treasury stock, at cost, 201,230 shares of common stock.........................        (779)          (779)
                                                                                     --------       --------
      Total shareholders' equity.................................................      10,584         19,110
                                                                                     --------       --------
       Total liabilities and shareholders' equity................................    $ 16,234       $ 40,594
                                                                                     ========       ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                   2001       2000
                                                                 --------   --------
NET SALES:
 License fees.................................................. $       430   $       364
 Resale of software and technology equipment and service fees..       2,463        13,277
                                                                -----------   -----------

     Total net sales...........................................       2,893        13,641
                                                                -----------   -----------

COST OF SALES:
 License fees..................................................       1,597           529
 Resale of software and technology equipment and service fees..       1,996        11,693
                                                                -----------   -----------

     Total cost of sales.......................................       3,593        12,222
                                                                -----------   -----------

GROSS PROFIT...................................................        (700)        1,419

Sales and marketing expenses...................................       2,403         3,004
General and administrative expenses............................       3,531         2,357
Research and development costs.................................         531           662
Write-off of Digital Convergence license contract..............       7,354            --
                                                                -----------   -----------

Loss from operations...........................................     (14,519)       (4,604)

Interest expense (income), net.................................         (52)          (83)
                                                                -----------   -----------
NET LOSS....................................................... $   (14,467)  $    (4,521)
                                                                ===========   ===========

NET LOSS PER SHARE--BASIC AND DILUTED.......................... $     (0.97)  $     (0.34)
                                                                ===========   ===========

Weighted average number of common shares--basic................  14,924,646    13,464,757
                                                                ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                      Three Months Ended June 30,
                                                                    -------------------------------
                                                                        2001               2000
                                                                    -----------          ----------
NET SALES:
 License fees..................................................     $       203          $      132
 Resale of software and technology equipment and service fees..           1,034               9,415
                                                                    -----------          ----------

     Total net sales...........................................           1,237               9,547
                                                                    -----------          ----------
COST OF SALES:
 License fees..................................................             866                 312
 Resale of software and technology equipment and service fees..             775               8,356
                                                                    -----------          ----------

     Total cost of sales.......................................           1,641               8,668
                                                                    -----------          ----------

GROSS PROFIT...................................................            (404)                879

Sales and marketing expenses...................................           1,441               1,740
General and administrative expenses............................           1,670                 961
Research and development costs.................................             194                 327
Write-off of Digital Convergence license contract..............           7,354                  --
                                                                    -----------          ----------

Loss from operations...........................................         (11,063)             (2,149)
                                                                    -----------          ----------

Interest expense (income), net.................................             (21)                (64)
                                                                    -----------          ----------

NET LOSS.......................................................     $   (11,042)             (2,085)
                                                                    ===========          ==========

NET LOSS PER SHARE--BASIC AND DILUTED..........................     $     (0.72)         $    (0.15)
                                                                    ===========          ==========
Weighted average number of common shares--basic................      15,413,832          14,169,239
                                                                    ===========          ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Six Months  Ended June 30
                                                                                ---------------------------
                                                                                    2001         2000
                                                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................      $(14,467)      $(4,521)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization................................................         1,935           970
 Loss on disposal of property and equipment...................................            --             8
 Digital Convergence write-off................................................         7,354            --
 Preferred stock issued to pay advertising expense............................           882            --
 Expense associated with warrant repricing....................................           845            --
 Stock options and warrants issued for services...............................            75            --
 Changes in operating assets and liabilities
    Trade accounts receivable.................................................         1,173        (4,603)
    Prepaid - Digital Convergence.............................................           118            --
    Costs and estimated earnings in excess of billings on
      uncompleted contracts...................................................            59          (130)
    Other current assets......................................................           (63)           25

    Accounts payable and accrued expenses.....................................        (2,127)          516
    Billings in excess of costs and estimated earnings on
      uncompleted contracts...................................................           (36)         (107)
    Deferred revenue..........................................................           189          (127)
    Other current liabilities.................................................           (17)           --
                                                                                    --------       -------
      Net cash used in operating activities...................................        (4,080)       (7,969)
                                                                                    --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets........        (2,652)       (1,484)
Acquisition of property and equipment.........................................           (81)           --
                                                                                    --------       -------
      Net cash used in investing activities...................................        (2,733)       (1,484)
                                                                                    --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
   net of $10 issuance costs in 2001 and $74 in 2000..........................         1,637         9,137
Net proceeds from exercise of stock warrants..................................         1,010         2,876
Net proceeds from exercise of stock options...................................           139           381
Net proceeds from release of restricted cash held for line of credit..........           750            --
Repayments on notes payable and long-term debt................................          (210)         (545)
                                                                                    --------       -------
      Net cash provided by financing activities...............................         3,326        11,849
                                                                                    --------       -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS.........................................................        (3,487)        2,396
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................         4,453         2,460
                                                                                    --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................      $    966       $ 4,856
                                                                                    ========       =======
SUPPLEMENTAL CASH FLOW INFORMATION:

 Interest paid/(received) during the six months ended June 30 (net)...........             2           (83)
 Non-cash activities:
    Net assets acquired as part of Qode purchase agreement in exchange for
      common stock and forgiveness of note....................................         1,800           ---
    Issuance costs for shares issued through private placements...............            10            74
    Fixed assets purchased with shares of common stock........................           ---         3,520
    Prepaid expenses paid with shares of common stock.........................           ---           182
    Accrued expenses paid with shares of common stock.........................           ---            70
    Accounts receivable converted to fixed asset..............................           ---           480

  The accompanying notes are an integral part of these consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
         Unaudited Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation and Nature of Business Operations

Basis of Presentation

  The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 2001 and December 31, 2000, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Nature of Business Operations

     The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

          NeoMedia Application Services (NAS), and

          NeoMedia Consulting and Integration Services (NCIS)

NeoMedia Application Services (NAS)

   NAS is the Company's core business and is based in the US, with development and operating facilities in Fort Myers, Florida and contracted network support provided in the greater Washington D.C. metropoliation area. NAS develops and supports all of the Company's core technology as well as its suite of application service provider services including its linking "switch" and its application platforms including PaperClick(TM) and the Qode Service. NAS also provides the contract systems integration resources needed to design and build custom customer solutions predicated on the Company's infrastructure technology.

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

Recent Accounting Pronouncements

   On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

Write-off of Digital Convergence Contract

The Company entered into an agreement with a competitor, Digital:Convergence Corporation, in October 2000 granting them a worldwide, non-exclusive license of the Company's extensive patent portfolio for directly linking documents, objects, transaction and voice commands to the internet. The agreement provided for annual license fees over a period of ten years in excess of $100 million through a combination of cash and equity. The Company recognized $7.8 million of revenue in 2000 related to this contract, including a $5 million cash payment received in October 2000 for royalties earned before contract execution and $2.5 million related to the $10 million of payments in DC common stock and cash expected to be received in the first year of the contract.

As part of the contract, the Company issued to DC a warrant to purchase 1.4 million shares of NeoMedia common stock.

In the first quarter of 2001, DC issued the Company an interest bearing $3 million note payable in lieu of a $3 million cash payment due in January 2001. The Company also received $2 million of DC stock in January as part of the $5 million payment due. The note was originally due on April 24, 2001, however, on that date the Company agreed to extend it until June 24, 2001. As a result of this extended payment, royalty revenue was not recognized in the first quarter 2001. The Company also partially wrote down, in the first quarter of 2001, the value of the DC stock receivable, and DC stock that had already been received, to a value that management believed was reasonable at the time. The write-down consisted of a reduction in assets of $7.7 million and a corresponding reduction in liabilities of $7.7 million. The DC stock was valued at $1 million and the DC receivable was valued at $9.2 million. In April 2001, the Company received an additional $5 million in DC stock based on the valuation formula stipulated in the contract. This stock was valued at $2.5 million upon receipt.

Also in April, an agreement was entered into with DC whereby for a period from the date of the registration until October 24, 2001, if the Company identifies a purchaser for the Company's shares, DC will exercise the warrant to purchase 1.4 million shares of common stock and sell the shares to the identified purchaser. One third of the net proceeds made by DC on the sale of the common stock shall be paid to the Company toward repayment of DC's obligations under the note to the Company in the amount of $3 million. In consideration for this, the warrant exercise price was reduced during this period to 38 percent of the closing sale price of the Company's common stock on the day prior to the date of exercise, subject to a minimum price. Because the exercise of the warrants at this reduced price is contingent upon the Company finding a purchaser, the value of this re-pricing will be measured and recorded at that time.

On June 24, 2001, DC did not pay the note that was due, and on June 26, 2001, the Company filed a $3 million lawsuit against DC for breach of contract regarding the $3 million promissory note. It was also learned in June that DC's capital raising efforts and business operations were having difficulty, and the Company decided to write off all remaining amounts related to the DC contract. The following table represents balance sheet balances at December 31, 2000 and March 31, 2001, as well as all amounts written off during the second quarter of 2001:

                                                                    December 31,     March 31,          Write-off
                                                                   2000 Balances    2001 Balances    June 30, 2001
                                                                   -------------    -------------    -------------
                                                                                (Dollars in thousands)
                                                                                ----------------------
ASSETS
Available for sale securities-Digital Convergence..................    $     -         $ 1,000          $ 1,000
Digital Convergence receivable.....................................      7,644           6,644            6,644
Digital Convergence receivable, net of current portion.............     10,288           2,572            2,572
Prepaid expenses (current portion).................................        470             470              470
Prepaid DC (long-term portion).....................................      4,116           3,998            3,998
                                                                       -------         -------          -------
     Total assets .................................................    $22,518         $14,684          $14,684
                                                                       =======         =======          =======


LIABILITIES
Deferred revenues DC...............................................    $ 1,543         $   772          $   772
Long term deferred revenues - DC...................................     13,503           6,558            6,558
                                                                       -------         -------          -------
     Total liabilities.............................................    $15,046         $ 7,330          $ 7,330
                                                                       =======         =======          =======

The net effect of the write-off is a $7,354,000 non-cash charge to income, which is included in Write off of Digital Convergence contract in the accompanying consolidated statements of operations. Any future revenues related to this contract will be recorded as payments are received.

Other Events

In May 2001, we re-priced approximately 1.5 million additional warrants subject to a limited exercise period and other conditions, including certain warrants issued in connection with NeoMedia's initial public offering in 1996, which will expire at the end of 2001. The repricing program allows the warrant exercise price to be reduced to 33 percent of the closing sale price of our common stock (subject to a minimum) on the day prior to the date of exercise for a period of six months from the date the repricing program began. The exercise of the warrants and sale of the underlying common stock is at the discretion of a broker selected by the Company, within the parameters of the repricing arrangement. The value given to the warrant holders as a result of this repricing will be measured and recorded using variable accounting. The Company recognized an expense of approximately $181,000 related to this transaction in the second quarter, which is included in general and administrative expense in the accompanying statements of operations.

In June 2001, the Board of Directors' approved the issuance of 414,000 warrants for Charles W. Fritz, NeoMedia's Chairman, CEO, and president at a exercise price of $2.09. The Company recognized an expense of approximately $99,000 related to this transaction in the second quarter which is included in general and administrative expense in the accompanying statements of operations.

In June 2001, the Board of Directors' approved the issuance of 404,900 warrants to an outside consultant at a exercise price of $2.09. The Company recognized an expense of approximately $550,000 related to this transaction in the second quarter, which is included in general and administrative expense in the accompanying statements of operations.

In June 2001, the Company's compensation committee approved an adjustment, relating to the Digital:Convergence patent license fees, to the 2000 executive incentive plan that reduced the bonus payout by approximately $1.1 million. This was recorded as a negative expense in the second quarter of 2001.

In June of 2001, the Company announced that it entered into a one-year license agreement with About.com to provide the Qode Commerce SolutionTM to About.com's estimated 36 million worldwide users. NeoMedia and About.com will be promoting the co-branded shopping service throughout the About.com network. In addition, About.com ran banner ads during June to promote the Qode Commerce SolutionTM. About.com received 452,489 shares of NeoMedia preferred stock in consideration for this. NeoMedia recorded an expense of $882,000 associated with this transaction in the second quarter in sales and marketing expense in the accompanying consolidated statements of operations.

     The Preferred Stock issued to About.com is a new series, Series A Convertible Preferred Stock (the "Preferred Stock"), which consists of 500,000 authorized shares, par value $0.01 per share, of which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof; are the same as common stock except as follows: The holders of preferred stock have the right to convert as the holder's option, once the underlying common stock has been registered Preferred Stock into common shares on a one-to-one ratio. The Preferred Stock converts automatically on January 2, 2002. The Preferred Stock has liquidation rights upon liquidation or dissolution of the Company.

          In April, 2001, the former President and director of NeoMedia filed a lawsuit against Neomedia and several of our directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alledges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with NeoMedia ended in January, 2001. NeoMedia believes the claim is without merit and intends to vigorously defend itsself. Final outcome of this matter is uncertain and a range of loss cannot reasonably be estimated.

On May 31, 2001, three creditors of Qode.com, Inc. filed in the U.S. Bankruptcy Court an involuntary bankruptcy petition for Qode.com, Inc. Qode.com, Inc. has consulted with legal counsel and will be opposing the Chapter 7 proceeding and plan to proceed under Chapter 11, U.S. Code to recognize its debts.

2. Liquidity and Capital Resources

   The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Based on current operating budgets, management does not anticipate having sufficient cash on hand or available through current lending arrangements to fund operations. To address this funding need, the Company's management is seeking to raise funds through private placements and a warrant repricing program, as well as decrease cash outflow through expense reductions. In the event all the funding is not received, management believes it can revise its operating plan to such a level that the Company will be able to fund operations for the next 12 months. During the first and second quarters of 2001, the Company has successfully obtained approximately $1.6 million of equity financing and $1.2 million from exercises of warrants and employee stock options.


3. Subsequent Events

     On July 3, 2001, NeoMedia signed a non-binding letter of intent with AirClic, Inc. to cross-license the companies' intellectual property. The terms of the proposed agreement called for NeoMedia to: (i) acquire an equity interest in AirClic, and (ii) issue a significant equity interest in NeoMedia to AirClic, which interest would likely have exceeded 50% of NeoMedia's outstanding equity securities. Further terms of the agreement called for NeoMedia to acquire AirClic's Connect2 comparison shopping business unit, which was to be combined with NeoMedia's Qode business unit. AirClic has loaned NeoMedia $500,000 under a secured note due on the earlier of (i) the date on which NeoMedia raises $5 million in equity financing from a source other than AirClic, (ii) a change in control of NeoMedia, or (iii) January 11, 2002.

     During the negotiation of a definitive set of agreements between the companies, it was determined that the consummation of the transaction as provided in the non-binding letter of intent would not be completed. As a result, additional notes aggregating $1,500,000 will not be executed between the companies. AirClic and NeoMedia are currently continuing to negotiate the licensing of certain of the NeoMedia's intellectual property to AirClic.

     During the third quarter, the Company laid off 55 employees, including the chief technology officer and the chief operating officer, representing a 60% decrease in its total workforce. In connection with the layoffs, the Company will recognize severance expense of approximately $250,000 during the third quarter of 2001. The layoffs are part of a company-wide cost reduction initiative. As a result of this initiatives, the Company could incur a material impairment of intangible assets during the third quarter of 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Based on current operating budgets, management does not anticipate having sufficient cash on hand or available through current lending arrangements to fund operations. To address this funding need, the Company's management is seeking to raise funds through private placements and a warrant repricing program, as well as decrease cash outflow through expense reductions. In the event all the funding is not received, management believes it can revise its operating plan to such a level that the Company will be able to fund operations for the next 12 months. During the second quarter of 2001, the Company has successfully obtained approximately $0.1 million of equity financing and $0.6 million from exercises of warrants and employee stock options.

OVERVIEW

   During 2001, the Company's continued focus was aimed toward its NeoMedia Application Service (NAS) business. On March 1, 2001, the Company acquired substantially all of the assets of Qode.com, Inc., a commerce-enabling company that delivers promotions to consumers over the Internet through its Qode Universal Commerce SolutionTM. The Qode system is comprised of a directory of products and retailers, enhanced with Qode's proprietary DNATM, and coupled with a product search engine. The Qode Solution is licensable, and is designed to increase revenues, traffic and loyalty to Internet websites. NAS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world. During the past several months, the Company has also signed several PaperClickTM license agreements with domestic and international companies that demonstrate the versatility of the technology. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for the Company's end-users, competitive advantage for their business partners and return-on-investment for their investors.

  Through the six months ended June 30, 2001, a substantial part of NeoMedia's revenue was derived from resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

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


Results of Operations for the Six Months Ended June 30, 2001 as Compared to the Six Months Ended June 30, 2000

  Net sales. Total net sales for the six months ended June 30, 2001 were $2.9 million, which represented a $10.7 million, or 79%, decrease from $13.6 million for the six months ended June 30, 2000. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to a decreased demand for our products, which we believe is a result of a weak US economy and a reduction in information technology spending.

  Net Loss. The net loss for the period ended June 30, 2001 was $14.5 million, which represented a $10.0 million, or 222% increase from a $4.5 million loss for the six months ended June 30, 2000. The increase in net loss primarily resulted from the write-off of the Digital Convergence intellectual property license contract of $7.4 million, the warrant repricing program expense of $0.8 million and the profit impact of reduced resales of software and technology equipment of $1.4 million.

  License fees. License fees for the six months ended June 30, 2001 were $0.4 million for the six months ended June 30, 2001 and 2000.

  Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $10.8 million, or 81%, to $2.5 million for the six months ended June 30, 2001, as compared to $13.3 million for the six months ended June 30, 2000. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions. Cost of sales as a percentage of related sales was 81% for the six months ended June 30, 2001 and 88% for the six months ended June 30, 2000.

  Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $2.4 million for the six months ended June 30, 2001, compared to $3.0 million for the six months ended June 30, 2000, a decrease of $0.6 million or 20%. This decrease primarily resulted from a decrease in NeoMedia's NAS direct sales force offset by personnel additions in marketing.

  General and administrative. General and administrative expenses increased by $1.1 million, or 46%, to $3.5 million for the six months ended June 30, 2001, compared to $2.4 million for the six months ended June 30, 2000. The increase is due to increased legal and professional fees and the warrant repricing program expense.

  Research and development. During the six months ended June 30, 2001, NeoMedia charged to expense $531,000 of research and development costs, a decrease of $131,000 or 20% compared to $662,000 charged to expense for the six months ended June 30, 2000. This decrease is a result of increased capitalization of software development costs associated with the Qode.com acquisition in 2001.

  Write-off of Digital Convergence license contract. During the second quarter of 2001, the Company took a $7.4 million non-cash charge to income to write off the net assets associated with the Digital Convergence intellectual property license contract.

  Interest expense/(income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest income decreased by $31,000, or 37%, to $52,000 for the six months ended June 30, 2001 from $83,000 for the six months ended June 30, 2000, due to reduced interest income resulting from lower cash balances in 2001.



Results of Operations for the Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000

  Net sales. Total net sales for the three months ended June 30, 2001 were $1.2 million, which represented a $8.3 million, or 87%, decrease from $9.5 million for the three months ended June 30, 2000. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to a decreased demand for our products, which we believe is a result of a weak US economy and a reduction in information technology spending.

  Net Loss. The net loss for the period ended June 30, 2001 was $11.0 million, which represented a $8.9 million, or 424%, increase from a $2.1 million loss for the three months ended June 30, 2000. The increase in net loss primarily resulted from the write-off of the Digital Convergence intellectual property license contract of $7.4 million, the warrant repricing program expense of $0.8 million and the profit impact of reduced resales of software and technology equipment of $0.6 million.

  License fees. License fees for the three months ended June 30, 2001 were $0.2 million for the three months ended June 30, 2001, an increase of $0.1 million, or 100%, compared to $0.1 million for the three months ended June 30, 2000. The increase is due to higher sales of proprietary software licenses in 2001.

  Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $8.4 million, or 89%, to $1.0 million for the three months ended June 30, 2001, as compared to $9.4 million for the three months ended June 30, 2000. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions. Cost of sales as a percentage of related sales was 75% for the three months ended June 30, 2001 and 89% for the three months ended June 30, 2000. This decrease is due to an increased mix of higher-margin software and service revenue in 2001.

  Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $1.4 million for the three months ended June 30, 2001, compared to $1.7 million for the three months ended June 30, 2000, a decrease of $0.3 million or 18%. This decrease primarily resulted from a decrease in NeoMedia's NAS direct sales force offset by personnel additions in marketing.

  General and administrative. General and administrative expenses increased by $0.7 million, or 70%, to $1.7 million for the three months ended June 30, 2001, compared to $1.0 million for the three months ended June 30, 2000. The increase is due to increased legal and professional fees and the warrant repricing program expense.

  Research and development. During the three months ended June 30, 2001, NeoMedia charged to expense $194,000 of research and development costs, a decrease of $133,000, or 41%, compared to $327,000 charged to expense for the three months ended June 30, 2000. This decrease is a result of increased capitalization of software development costs associated with the Qode.com acquisition in 2001.

  Write-off of Digital Convergence license contract. During the second quarter of 2001, the Company took a $7.4 million non-cash charge to income to write off the net assets associated with the Digital Convergence intellectual property license contract.

  Interest expense/(income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest income decreased by $43,000, or 67%, to $21,000 for the three months ended June 30, 2001 from $64,000 for the three months ended June 30, 2000, due to reduced interest income resulting from lower cash balances in 2001.


Financial Condition

  As of June 30, 2001, the Company's  cash balance was $966,000.

  Net cash used in operating activities for the six months ended June 30, 2001 and 2000, was $4.1 million and $8.0 million, respectively. During 2001, trade accounts receivable decreased $1.2 million, while accounts payable, accrued expenses and deferred revenue decreased $2.0 million. During 2000, trade accounts receivable inclusive of costs in excess of billings increased $4.7 million, while accounts payable inclusive of billings in excess of costs, accrued expenses and deferred revenue increased $282,000. NeoMedia's net cash flow used in investing activities for the six months ended June 30, 2001 and 2000, was $2.7 million and $1.5 million, respectively.

  Net cash provided by financing activities for the six months ended June 30, 2001 and 2000, was $3.3 million and $11.8 million, respectively. The decrease was due to $12.4 million raised during the first quarter of 2000 through the issuance of common stock, as well as the exercise of warrants and stock options.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

  The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses, the Company's ability to sell its products and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                         PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings

  In June 2001, the Company filed a $3 million lawsuit in the U.S. District Court, Northern District of Texas, Dallas Division, against Digital Convergence Corporation for breach of contract regarding a $3 million promissory note due on June 24, 2001 that was not paid. The Company is seeking payment of the $3 million note plus interest and attorney's fees.

  In April 2001, the former President and director of the Company, filed a lawsuit against the Company and several of the Company's directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. The Company believes the claim is without merit and intends to vigorously defend itself. Final outcome of this matter is uncertain and a range of loss cannot reasonably be estimated.

Item 2.   Changes in Securities and Use of Proceeds

     In June of 2001, the Company entered into a one year license agreement with About.com to provide the Qode Commerce SolutionTM to About.com's users.
As consideration for banner ads placed during June to promote the Qode Commerce Solution(TM), About.com received 452,480 shares of NeoMedia Preferred Stock. Each share of Preferred Stock is convertible into one share of NeoMedia's Common Stock. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not constituting a public offering.

     The issuances of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not constituting a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
          (None)

(b)  Reports on Form 8-K

          On May 16, 2001, the Company filed a Form 8-K Amendment Number 1 Current Report to disclose the financial statements of the March 1, 2001 acquisition of substantially all the assets of Qode.com, Inc.

          On June 6, 2001, the Company filed a Form 8-K Amendment Number 2 Current Report to disclose the financial statements of the March 1, 2001 acquisition of substantially all the assets of Qode.com, Inc.

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


                                      NEOMEDIA TECHNOLOGIES, INC.
                                      ---------------------------
                                             Registrant

Date August 20, 2001          By:  /s/  Charles W. Fritz
                                 --------------------------------------------
                              Charles W. Fritz, Chief Executive Officer and
                              Chairman of the Board


Date August 20, 2001          By:  /s/ Charles T. Jensen
                                 --------------------------------------------
                              Charles T. Jensen, Vice President, Chief
                              Financial Officer, Treasurer and Director