Form 10KSB40/A
period 2000-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2001-11-02
CIK 1022701

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)                       AMENDMENT No. 2

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

4.   CONTRACT ACCOUNTING

     NeoMedia periodically enters into long-term software development and consultation agreements with certain customers. As of December 31, 2000 and 1999, certain contracts were not completed and information regarding these uncompleted contracts was as follows:

                                                                  2000                  1999
                                                                  ----                  ----
Costs Incurred on Contracts..............................     $    321             $     828
Profit to Date...........................................        1,087                   980
                                                           -----------          ------------
    Total Costs and Estimated Earnings...................        1,408                 1,808
Less - Billings to Date..................................       (1,368)               (1,939)
                                                           -----------          ------------
    Costs and Estimated Earnings in Excess of Billings...     $     40             $    (131)
                                                           ===========          ============

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

The above are included in the accompanying consolidated balance sheets under the following captions:


                                                                        2000                 1999
                                                                        ----                 ----
Costs and Estimated Earnings in Excess of Billings........      $         89            $     ---
Billing in Excess of Costs and Estimated Earnings.........               (49)                (131)
                                                                 ------------           ---------
Costs and Estimated Earnings in Excess of Billings, Net...      $         40            $    (131)
                                                                ============            =========

5.    PROPERTY AND EQUIPMENT

      As of December 31, 2000 and 1999, property and equipment consisted of the following:

                                                                       2000       1999
                                                                       ----       ----
                                                                        (In thousands)
      Furniture and fixtures.....................................   $     314   $     420
      Leasehold improvements.....................................         124         124
      Equipment..................................................         504       1,290
                                                                    ---------   ---------
            Total................................................         942       1,834
      Less accumulated depreciation..............................       (577)     (1,289)
                                                                    ---------   ---------
      Total property and equipment, net..........................   $     365   $     545
                                                                    =========   =========

6.    INTANGIBLE ASSETS

      As of December 31, 2000 and 1999, intangible assets consisted of the following:

                                                                        2000       1999
                                                                        ----       ----
                                                                         (In thousands)
      Capitalized and purchased software costs..................     $   6,418   $   4,663
      Customer list.............................................         1,143       1,155
      Repurchased license rights and other......................         3,520         ---
      Patents and related costs.................................         3,026       2,672
                                                                     ---------   ---------
            Total...............................................        14,107       8,490
      Less accumulated amortization.............................       (5,064)     (3,194)
                                                                     ---------   ---------
      Total intangible assets, net..............................     $   9,043   $   5,296
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

                   Signatures                                                 Title
                   ----------                                                 -----

              /s/ CHARLES W. FRITZ                   Chief Executive Officer, Chairman of the
---------------------------------------------------        Board and Director
                Charles W. Fritz

              /s/ WILLIAM E. FRITZ                   Secretary and Director
---------------------------------------------------
                William E. Fritz

            /s/ ROBERT T. DURST, JR.                 Chief Technical Officer and Director
---------------------------------------------------
              Robert T. Durst, Jr.

              /s/ CHARLES T. JENSEN                  Chief Financial Officer, Treasurer and Director
---------------------------------------------------
                Charles T. Jensen

              /s/ A. HAYES BARCLAY                   Director
---------------------------------------------------
                A. Hayes Barclay

                /s/ JAMES J. KEIL                    Director
---------------------------------------------------
                  James J. Keil

                 /s/ PAUL REECE                      Director
                   Paul Reece

               /s/ JOHN A. LOPIANO                   Director
---------------------------------------------------
                 John A. Lopiano