Form 10-Q/A
period 2001-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2001-11-13
CIK 1022701

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                Amendment No. 1
                                      to
                                   Form 10-Q
                                   (Mark One)

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

                           Yes   [X]       No   [_]

         As of May 1, 2001, there were 15,263,163 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      MARCH 31,     DECEMBER 31,
                                                                         2001           2000
                                                                       --------       --------
                                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ........................................   $  2,679    $  4,453
   Restricted cash ..................................................        600         750
   Trade accounts receivable, net of allowance for doubtful
      accounts of $548 in 2001 and $484 in 2000 .....................      1,295       1,870
   Digital Convergence receivable ...................................      6,644       7,644
   Costs and estimated earnings in excess of billings on
      uncompleted contracts .........................................         --          89
   Inventories ......................................................        260         116
   Investment in Digital Convergence.................................      1,000          --
   Prepaid expenses and other current assets ........................      1,138         946
                                                                        --------    --------
         Total current assets .......................................     13,616      15,868
                                                                        --------    --------
Property and equipment, net .........................................      1,284         365
Digital Convergence receivable, net of current portion ..............      2,572      10,288
Prepaid - Digital Convergence .......................................      3,998       4,116
Intangible assets, net ..............................................     11,574       9,043
Other long-term assets ..............................................        915         914
                                                                        --------    --------
         Total assets ...............................................   $ 33,959    $ 40,594
                                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................   $  2,851    $  2,301
   Accrued expenses .................................................      2,692       2,691
   Current portion of long-term debt ................................        280         137
   Sales taxes payable ..............................................        192         261
   Billings in excess of costs and estimated earnings on
      uncompleted contracts .........................................         15          49
   Deferred revenues - Digital Convergence ..........................        772       1,543
   Deferred revenues ................................................        525         449
   Other ............................................................         22          11
                                                                        --------    --------

         Total current liabilities ..................................      7,349       7,442
                                                                        --------    --------

Long-term debt, net of current portion ..............................        922         539
Long-term deferred revenues - Digital Convergence ...................      6,558      13,503
                                                                        --------    --------

         Total liabilities ..........................................     14,829      21,484
                                                                        --------    --------

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued or outstanding ........................         --          --
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 17,110,893 shares issued and 15,233,163 outstanding in 2001 and 14,460,384 shares
      issued and outstanding in 2000 ................................        154         145
   Additional paid-in capital .......................................     61,055      57,619
   Accumulated deficit ..............................................    (41,300)    (37,875)
   Treasury stock, at cost, 201,230 shares of common stock ..........       (779)       (779)
                                                                        --------    --------

         Total shareholders' equity .................................     19,130      19,110
                                                                        --------    --------

            Total liabilities and shareholders' equity ..............   $ 33,959    $ 40,594
                                                                        ========    ========

        The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------
                                                                         2001               2000
                                                                     ------------       ------------
                                                                                (unaudited)
NET SALES:
   License fees .................................................    $        109       $        208
   Resale of software and technology equipment and service fees..           1,429              3,886
                                                                     ------------       ------------

         Total net sales ........................................           1,538              4,094
                                                                     ------------       ------------

COST OF SALES:
   License fees .................................................             731                216
   Resale of software and technology equipment and service fees..           1,221              3,338
                                                                     ------------       ------------

         Total cost of sales ....................................           1,952              3,554
                                                                     ------------       ------------

GROSS MARGIN ....................................................            (414)               540

Sales and marketing expenses ....................................             962              1,264
General and administrative expenses .............................           1,743              1,396
Research and development costs ..................................             337                335
                                                                     ------------       ------------

Loss from operations ............................................          (3,456)            (2,455)
Interest income, net ............................................             (31)               (19)
                                                                     ------------       ------------

NET LOSS ........................................................    $     (3,425)      $     (2,436)
                                                                     ============       ============

NET LOSS PER SHARE--BASIC AND DILUTED ...........................    $      (0.24)      $      (0.19)
                                                                     ============       ============

Weighted average number of common shares--basic and diluted .....      14,540,380         12,752,000
                                                                     ============       ============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                            2001           2000
                                                                                          --------       --------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................................   $ (3,425)      $ (2,436)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ......................................................        848            391
   Loss on disposal of property and equipment .........................................         --              7
   Options issued to directors ........................................................         50             --
   Changes in operating assets and liabilities
      Trade accounts receivable .......................................................        580          1,777
      Prepaid-Digital Convergence .....................................................        118
      Costs and estimates earnings in excess of billings on
         uncompleted contracts ........................................................         89             (8)
      Other current assets ............................................................       (114)            28

      Accounts payable and accrued expenses ...........................................       (354)        (2,234)
      Billings in excess of costs and estimates earnings on
         uncompleted contracts ........................................................        (34)          (131)
      Deferred revenue ................................................................         76             43
      Other current liabilities .......................................................         11             (1)
                                                                                          --------       --------
         Net cash used in operating activities ........................................     (2,155)        (2,564)
                                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets ................     (1,698)          (386)
Acquisition of property and equipment .................................................        (73)           (27)
                                                                                          --------       --------

         Net cash used in investing activities ........................................     (1,771)          (413)
                                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
   net of $10 issuance costs in 2001 and $74 in 2000 ..................................      1,535          9,154
Net proceeds from exercise of stock warrants ..........................................        361          2,786
Net proceeds from exercise of stock options ...........................................        139            234
Change in restricted cash .............................................................        150             --
Repayments on notes payable and long-term debt ........................................        (33)          (530)
                                                                                          --------       --------

         Net cash provided by financing activities ....................................      2,152         11,644
                                                                                          --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................     (1,774)         8,667
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..........................................      4,453          2,460
                                                                                          --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR ................................................   $  2,679       $ 11,127
                                                                                          ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the quarter ...................................................         25            (35)
   Non-cash activities:
      Net assets acquired as part of Qode purchase agreement
        in exchange for common stock and forgiveness of note ..........................      1,800             --
      Write-down of Digital Convergence stock receivable
        against deferred revenue - Digital Convergence ................................      7,716             --

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

     Pro forma results of operations as though the companies had combined at the beginning of the period is as follows:

                                          THREE MONTHS ENDED
                                    -------------------------------
                                    MARCH 31, 2001   MARCH 31, 2000
                                    --------------   --------------

Revenue                               $  1,624        $ 4,094
Net Income (loss)                     $ (4,873)       $(3,970)
EPS - basic and diluted               $  (0.34)       $ (0.31)


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

3.  SUBSEQUENT EVENTS

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

                                                                    December 31,     March 31,          Write-off
                                                                   2000 Balances    2001 Balances    June 30, 2001
                                                                   -------------    -------------    -------------
                                                                                (Dollars in thousands)
                                                                                ----------------------
ASSETS
Investment in Digital Convergence..................................    $     -         $ 1,000          $ 1,000
Digital Convergence receivable.....................................      7,644           6,644            6,644
Digital Convergence receivable, net of current portion.............     10,288           2,572            2,572
Prepaid expenses (current portion).................................        470             470              470
Prepaid DC (long-term portion).....................................      4,116           3,998            3,998
                                                                       -------         -------          -------
     Total assets .................................................    $22,518         $14,684          $14,684
                                                                       =======         =======          =======

LIABILITIES
Deferred revenues DC...............................................    $ 1,543         $   772          $   772
Long term deferred revenues - DC...................................     13,503           6,558            6,558
                                                                       -------         -------          -------
     Total liabilities.............................................    $15,046         $ 7,330          $ 7,330
                                                                       =======         =======          =======

The net effect of the write-off is a $7,354,000 non-cash charge to income, which is included in Write off of Digital Convergence contract in the consolidated statements of operations for the second quarter 2001. Any future revenues related to this contract will be recorded as payments are received.

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

On May 31, 2001, three creditors of Qode.com, Inc. filed in the U.S. Bankruptcy Court an involuntary bankruptcy petition for Qode.com, Inc. Qode.com, Inc. has converted the proceedings to Chapter 11, U.S. Code to re-organize its debts.

In May 2001, the Company re-priced approximately 1.5 million additional warrants subject to a limited exercise period and other conditions, including certain warrants issued in connection with NeoMedia's initial public offering in 1996, which will expire at the end of 2001. The repricing program allows the warrant exercise price to be reduced to 33 percent of the closing sale price of our common stock (subject to a minimum) on the day prior to the date of exercise for a period of six months from the date the repricing program began. The exercise of the warrants and sale of the underlying common stock is at the discretion of a broker selected by the Company, within the parameters of the repricing arrangement. The value given to the warrant holders as a result of this repricing will be measured and recorded using variable accounting. The Company recognized an expense of approximately $181,000 related to this transaction in the second quarter of 2001 as a general and administrative expense.

In June 2001, the Board of Directors' approved the issuance of 414,000 warrants for Charles W. Fritz, NeoMedia's Chairman, CEO, and president at a exercise price of $2.09. The Company recognized an expense of approximately $99,000 related to this transaction in the second quarter of 2001 as a general and administrative expense.

In June 2001, the Board of Directors' approved the issuance of 404,900 warrants to an outside consultant at a exercise price of $2.09. The Company recognized an expense of approximately $550,000 related to this transaction in the second quarter of 2001 as a general and administrative expense.

In June 2001, the Company's compensation committee approved an adjustment, relating to the Digital:Convergence patent license fees, to the 2000 executive incentive plan that reduced the bonus payout by approximately $1.1 million. This was recorded as a negative expense in the second quarter of 2001.

In June of 2001, the Company announced that it entered into a one-year license agreement with About.com to provide the Qode Commerce SolutionTM to About.com's estimated 36 million worldwide users. NeoMedia and About.com will be promoting the co-branded shopping service throughout the About.com network. In addition, About.com ran banner ads during June to promote the Qode Commerce SolutionTM. About.com received 452,489 shares of NeoMedia preferred stock in consideration for this. NeoMedia recorded an expense of $882,000 associated with this transaction in the second quarter of 2001 as a sales and marketing expense.
On August 12, 2001, the Company cancelled the contract with About.com on the grounds that the projected user traffic and purchases with resulting revenues did not materialize.

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

On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, PA, for breach of contract relating to the July 3, 2001 non-binding letter of intent signed by the Company and AirClic. AirClic claims that the Company violated express representations and warranties relating to the Company's assets and state of business affairs. AirClic seeks a judgment to accelerate repayment of the $500,000 note due January 11, 2002, and to relieve AirClic from any obligation to make further loans to the Company as outlined in the letter of intent.

On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001.

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

During September, 2001, the Company announced that it had signed a letter of intent to sell the assets of its Fort Lauderdale-based Qode business unit, which it acquired in March, to The Finx Group, Inc., a holding company in Elmsford, NY. The agreement calls for The Finx Group to assume approximately $620,000 of Qode's payables and $800,000 in long-term assets. The Company is to receive 500,000 shares of The Finx Group common stock, a five-year license to use and sell Qode Services, and up to $5 million in affiliate revenues from The Finx Group from Qode sales over the next five years.

During September 2001, the Board of Directors approved the issuance of 200,000 options to Charles W. Fritz, NeoMedia's Chairman and CEO at an exercise price of $0.20 per share and 150,000 options to Charles T. Jensen, Vice President, Treasurer, and CFO at an exercise price of $0.20 per share. No expense was recognized relating to these transactions.

During September 2001, the Board of Directors approved the issuance of 150,000 options to an outside consultant at an exercise price of $0.20 per share for services rendered. The Company recognized approximately $19,000 related to this transaction as general and administrative expense in the third quarter of 2001.

On October 3, 2001, Headway Associates, Ltd. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms of the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit, approximately $400,000. The lease commenced on March 3, 2000 and terminates on March 31, 2005.

On October 24, 2001, the Company filed a proxy statement with the SEC to request a shareholder vote that would increase the number of the Company's authorized shares of common stock from 50,000,000 shares to 100,000,000 and increase the number of the Company's authorized shares of preferred stock from 10,000,000 shares to 25,000,000. The proxy also requests approval to sell 19,000,000 shares of common stock to accredited investors in exchange for limited recourse promissory notes.

On October 30, 2001, AirClic, Inc. filed a civil action in the United States District of Pennsylvania, requesting a declaratory judgment that three of the Company's patents are invalid and/or unenforceable. The action alleges that NeoMedia failed to disclose material prior art to the US Patent and Trade Office in connections with the prosecution of certain of its patents. The action further alleges that claims of certain of NeoMedia's patents fail to satisfy the requirements of patentability.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     NET SALES. Total net sales for the three months ended March 31, 2001 were $1.5 million, which represented a $2.6 million, or 63%, decrease from $4.1 million for the three months ended March 31, 2000. This decrease primarily resulted from reduced resales of Sun Microsystems equipment.

     LICENSE FEES. License fees for the three months ended March 31, 2001 were $0.1 million compared to $0.2 million for the three months ended March 31, 2000, a decrease of $0.1 million.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees decreased by $2.5 million, or 64%, to $1.4 million for the three months ended March 31, 2001, as compared to $3.9 million for the three months ended March 31, 2000. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions. Cost of sales as a percentage of related sales was 85% in 2001 and 86% in 2000.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.3 million, or 21%, to $1.7 million for the three months ended March 31, 2001, compared to $1.4 million for the three months ended March 31, 2000. The increase is primarily related to higher legal expenses in 2001.

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

     NET LOSS. The net loss for the quarter ended March 31, 2001 was $3.4 million, which represented a $1.0 million, or 42% increase from a $2.4 million loss for the three months ended March 31, 2000. The increase in net loss primarily resulted from reduced resales of software and technology equipment and related service fees.

     The Company has recognized revenue derived from its intellectual property license contract with Digital Convergence (DC) executed in October 2000, based on management's current estimates of total receipts under the first year of the DC contract, ratably over the contract year. Therefore, for the first quarter, no revenue was recognized. During the first quarter of 2001, the Company wrote down the value of the stock receivable from DC and the related deferred revenue by $7,716,000. Total assets and liabilities at March 31, 2001 related to the DC contract were $14,214,000 and $7,330,000 respectively.

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

     On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001.

     On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, PA, for breach of contract relating to the July 3, 2001 non-binding letter of intent signed by the Company and AirClic. AirClic claims that the Company violated express representations and warranties relating to the Company's assets and state of business affairs. AirClic seeks a judgment to accelerate repayment of the $500,000 note due January 11, 2002, and to relieve AirClic from any obligation to make further loans to the Company as outlined in the letter of intent.

     On October 3, 2001, Headway Associates, Ltd. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms of the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit, approximately $400,000. The lease commenced on March 3, 2000 and terminates on March 31, 2005.

     On October 30, 2001, AirClic, Inc. filed a civil action in the United States District Court for the Eastern District of Pennsylvania, requesting a declaratory judgment that three of the Company's patents are invalid and/or unenforceable. The action alleges that NeoMedia failed to disclose material prior art to the US Patent and Trade Office in connections with the prosecution of certain of its patents. The action further alleges that claims of certain of NeoMedia's patents fail to satisfy the requirements for patentability.

Item 2 - Changes in Securities and Use of Proceeds

     In March, 2001, the Company issued 156,250 shares of the Company's common stock at a price of $3.20 per share to an unrelated party.

     In March, 2001, the Company issued 316,500 shares of the Company's common stock at a price of $3.40 per share to an unrelated party.

     In March, 2001, the Company issued 18,000 shares of the Company's common stock at a price of $3.41 per share to an unrelated party.

     In March, 2001, holders of the Company's warrants exercised 170,000 warrants at a price of $2.13 per share.

     In April, 2001, the Company issued 30,000 shares of the Company's common stock at a price of $3.40 per share to an unrelated party.

     In May, 2001, holders of the Company's warrants exercised 324,150 warrants at an exercise price of $2.00 per share.

     In July, 2001, holders of the Company's warrants exercised 11,300 warrants at an exercise price of $2.00 per share.

     The above issuances were exempt from registration under section 4(2) of the Securities Act of 1933, as amended, as an issuance not constituting a public offering.

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

                                            NEOMEDIA TECHNOLOGIES, INC.
                                            ---------------------------
                                                     Registrant

Date November 13, 2001      By: /s/ CHARLES W. FRITZ
     -----------------          ------------------------------------------------
                                Charles W. Fritz, Chief Executive Officer
                                and Chairman of the Board


Date November 13, 2001      By: /s/ CHARLES T. JENSEN
     -----------------          ------------------------------------------------
                                Charles T. Jensen, Vice President, Chief
                                Financial Officer, Treasurer and Director