Form 10-Q
period 2001-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2001-11-13
CIK 1022701

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                       ---------------------------------

                                  FORM 10 - Q
                                  (Mark One)
              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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
Yes  X    No
    ---      ---

     As of October 31, 2001, there were 15,804,917 outstanding shares of the issuer's Common Stock.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 NeoMedia Technologies, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                             September 30,   December 31,
                                                                                                      2001           2000
                                                                                                  --------       --------
ASSETS                                                                                       (Unaudited)     (Audited)
Current assets:
 Cash and cash equivalents.................................................................       $    290       $  4,453
 Restricted cash...........................................................................            ---            750
 Trade accounts receivable, net of allowance for doubtful
account of $61 in 2001 and $484 in 2000....................................................            575          4,370
 Digital:Convergence receivable............................................................            ---          5,144
 Costs and estimated earnings in excess of billings on
uncompleted contracts......................................................................             19             89
 Inventories...............................................................................            247            116
 Assets held for sale......................................................................          1,404            ---
 Prepaid expenses and other current assets.................................................            660            946
                                                                                                  --------       --------
   Total current assets....................................................................          3,195         15,868

Property and equipment, net................................................................            269            365
Digital:Convergence receivable, net of current portion.....................................            ---         10,288
Prepaid - Digital:Convergence..............................................................            ---          4,116
Intangible assets, net.....................................................................          4,863          9,043
Other long-term assets.....................................................................            918            914
                                                                                                  --------       --------
   Total assets............................................................................       $  9,245       $ 40,594
                                                                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable..........................................................................       $  2,922       $  2,301
 Accrued expenses..........................................................................          1,863          2,691
 Current portion of long-term debt.........................................................            145            137
 Notes payable.............................................................................            670            ---
 Sales taxes payable.......................................................................             20            261
 Billings in excess of costs and estimated earnings on
uncompleted contracts......................................................................             24             49
 Deferred revenues - Digital:Convergence...................................................            ---          1,543
 Deferred revenues.........................................................................            648            449
  Liabilities of Qode transferred in disposition...........................................          1,194            ---
 Other.....................................................................................            ---             11
                                                                                                  --------       --------
   Total current liabilities...............................................................          7,486          7,442

Long-term debt, net of current portion.....................................................            428            539
Long-term deferred revenues - Digital:Convergence..........................................            ---         13,503
                                                                                                  --------       --------
   Total liabilities.......................................................................          7,914         21,484
                                                                                                  --------       --------

Shareholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
authorized, 452,489 issued and outstanding.................................................              5            ---
 Additional paid-in capital, preferred stock...............................................            878            ---
 Common stock, $.01 par value, 50,000,000 shares
authorized, 17,446,343 shares issued and 15,804,917 outstanding
in 2001 and 14,460,384 shares issued and outstanding in 2000...............................            158            145
 Additional paid-in capital................................................................         62,720         57,619
 Accumulated deficit.......................................................................        (61,651)       (37,875)
 Treasury stock, at cost, 201,230 shares of common stock...................................           (779)          (779)
                                                                                                  --------       --------
   Total shareholders' equity..............................................................          1,331         19,110
                                                                                                  --------       --------
    Total liabilities and shareholders' equity.............................................       $  9,245       $ 40,594
                                                                                                  ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                             Nine months Ended September 30,
                                                                             -------------------------------
                                                                                2001                 2000
                                                                             ----------           ----------
NET SALES:
 License fees..............................................................  $      464           $      398
 Resale of software and technology equipment and service fees..............       3,199               17,113
                                                                             ----------           ----------
     Total net sales.......................................................       3,663               17,511
                                                                             ----------           ----------

COST OF SALES:
 License fees..............................................................       1,262                  205
 Resale of software and technology equipment and service fees..............       2,696               15,310
                                                                             ----------           ----------
     Total cost of sales...................................................       3,958               15,515
                                                                             ----------           ----------
GROSS PROFIT(LOSS).........................................................        (295)               1,996

Sales and marketing expenses...............................................       2,041                4,491
General and administrative expenses........................................       3,389                3,866
Research and development costs.............................................         220                  935
Write-off of Digital:Convergence license contract..........................       7,354                  ---
                                                                             ----------           ----------
Loss from operations.......................................................     (13,299)              (7,296)
Interest expense (income), net.............................................         (30)                (148)
                                                                             ----------           ----------
Loss from continuing operations............................................     (13,269)              (7,148)
Discontinued operations (Note 1):
  Loss from operations of discontinued business units......................      (4,361)                (928)
  Loss on disposal of discontinued business units, including provision of
   $503 for operating losses during phase-out period.......................      (6,147)                 ---
                                                                             ----------           ----------

NET LOSS...................................................................  $  (23,777)          $   (8,076)
                                                                             ==========           ==========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
       BASIC AND DILUTED...................................................  $    (0.88)          $    (0.52)
                                                                             ==========           ==========

NET LOSS PER SHARE--BASIC AND DILUTED......................................  $    (1.57)          $    (0.59)
                                                                             ==========           ==========

Weighted average number of common shares--basic and diluted................  15,142,312           13,802,381
                                                                             ==========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                             Three months Ended September 30,
                                                                             --------------------------------
                                                                                2001                  2000
                                                                             ----------            ----------
NET SALES:
 License fees..............................................................  $       92            $       77
 Resale of software and technology equipment and service fees..............         806                 3,911
                                                                             ----------            ----------
     Total net sales.......................................................         898                 3,988
                                                                             ----------            ----------

COST OF SALES:
 License fees..............................................................         416                   ---
 Resale of software and technology equipment and service fees..............         730                 3,682
                                                                             ----------            ----------
     Total cost of sales...................................................       1,146                 3,682
                                                                             ----------            ----------
GROSS PROFIT (LOSS)........................................................        (248)                  306

Sales and marketing expenses...............................................         715                 1,548
General and administrative expenses........................................         821                 1,717
Research and development costs.............................................          79                   273
Write-off of Digital:Convergence license contract..........................         ---                   ---
                                                                             ----------            ----------
Loss from operations.......................................................      (1,863)               (3,232)
Interest expense (income), net.............................................          22                   (65)
                                                                             ----------            ----------
Loss from continuing operations............................................      (1,885)               (3,167)
Discontinued operations (Note 1):
  Loss from operations of discontinued business units......................      (1,278)                 (388)
  Loss on disposal of discontinued business units, including provision of
  $503 for operating losses during phase-out period........................      (6,147)                  ---
                                                                             ----------            ----------

NET LOSS...................................................................  $   (9,310)           $   (3,555)
                                                                             ==========            ==========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
        BASIC AND DILUTED..................................................  $    (0.12)           $    (0.22)
                                                                             ==========            ==========

NET LOSS PER SHARE--BASIC AND DILUTED......................................  $    (0.60)           $    (0.25)
                                                                             ==========            ==========

Weighted average number of common shares--basic and diluted................  15,570,693            14,412,405
                                                                             ==========            ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Nine Months  Ended September 30,
                                                                                       --------------------------------
                                                                                         2001                     2000
                                                                                       --------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................  $(23,777)                $(8,076)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization.......................................................     2,932                   2,157
 Loss on disposal of property and equipment..........................................       ---                       8
 Loss on disposal of discontinued business units.....................................     5,644                     ---
 Effect of Digital:Convergence write-off.............................................     7,354                     ---
 Preferred Stock issued to pay advertising expense...................................       882                     ---
 Expense associated with warrant repricing...........................................       845                     ---
 Stock options and warrants granted for services.....................................        94                     ---
   Trade accounts receivable.........................................................     1,299                     (83)
   Prepaid - Digital:Convergence.....................................................       118                     ---
   Costs and estimated earnings in excess of billings on
      uncompleted contracts..........................................................        70                     ---
   Other current assets..............................................................      (237)                     22
   Other long-term assets............................................................       ---                     ---

   Accounts payable and accrued expenses.............................................      (235)                 (3,553)
   Billings in excess of costs and estimated earnings on
      uncompleted contracts..........................................................       (25)                      4
   Deferred revenue..................................................................       199                     (99)
   Other current liabilities.........................................................       (11)                    ---
                                                                                       --------                 -------
      Net cash used in operating activities..........................................    (4,848)                 (9,620)
                                                                                       --------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets...............    (2,939)                 (1,739)
Long-term assets.....................................................................        (3)                   (194)
Acquisition of property and equipment................................................       (81)                   (108)
                                                                                       --------                 -------
      Net cash used in investing activities..........................................    (3,023)                 (2,041)
                                                                                       --------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
  net of $10 issuance costs in 2001 and $74 in 2000..................................     1,637                   9,137
Net proceeds from exercise of stock warrants.........................................     1,034                   2,876
Net proceeds from exercise of stock options..........................................       139                     407
Treasury stock repurchased...........................................................       ---                    (184)
Borrowings under notes payable and long-term debt....................................       500                     ---
Net proceeds from sale of certificate of deposit held for line of credit.............       750                     ---
Repayments on notes payable and long-term debt.......................................      (352)                   (576)
                                                                                       --------                 -------
      Net cash provided by financing activities......................................     3,708                  11,660
                                                                                       --------                 -------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS................................................................    (4,163)                     (1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........................................     4,453                   3,404
                                                                                       --------                 -------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30, 2001........................................  $    290                 $ 3,403
                                                                                       ========                 =======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid/ (received) during the nine months ended September 30 (net)...........       (31)                    (30)
 Non-cash activities:
    Issuance costs for shares issued through private placements......................        10                      74
   Net assets acquired as part of Qode purchase agreement in exchange for
       common stock and forgiveness of note..........................................     1,800                      ---
     Shares earned by Qode under purchase agreement..................................        13                      ---
   Fixed assets purchased with shares of common stock................................       ---                    3,520
   Prepaid expenses paid with shares of common stock.................................       ---                      182
   Accrued expenses paid with shares of common stock.................................       ---                       70
   Accounts receivable converted to fixed assets.....................................       ---                      480
   Accounts payable converted to note payable........................................       170                      ---

  The accompanying notes are an integral part of these consolidated financial statements.

                 NeoMedia Technologies, Inc. and Subsidiaries
        Unaudited Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation and Nature of Business Operations

Basis of Presentation

The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.


Nature of Business Operations

The Company is structured and evaluated by its Board of Directors and Management as two distinct business units: Application Service Provider (ASP) and System Integration Services (SI).

     Application Service Provider (ASP)

     Application services (physical world-to-Internet offerings) is the Company's core business and is based in the US, with development and operating facilities in Fort Myers, Florida. ASP develops and supports all of the Company's core technology as well as its suite of application services including its linking "switch" and its versatile applications including PaperClick(TM). ASP also provides the contract systems integration resources needed to design and build custom solutions predicated on the Company's infrastructure technology.

     System Integration Services (SI)

     System integration is the original business line upon which the Company was organized. SI resells client-server equipment and related software. The unit also provides general and specialized consulting services targeted at software driven print applications, and especially at process automation of production print facilities through the efforts of its Integrated Document Factory (IDF) consulting team. SI also identifies prospects for custom applications based on the NeoMedia's ASP products and services. The operations are based in Lisle, Illinois.

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

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Purchase of Qode.com, Inc.

      On March 1, 2001, NeoMedia purchased all of the net assets of Qode.com, Inc. (Qode), except for cash. Qode is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Development Stage Enterprises". In consideration for these assets, NeoMedia issued 274,699 shares of common stock, valued at $1,359,760. Additionally, the Company placed in escrow 1,676,500 shares of its common stock valued at $8,298,675. Stock issued was valued at $4.95 per share, which is the average closing price for the few days before and after the measurement date of March 1, 2001. The 1,676,500 shares paid to Qode are to be held in escrow for a period of one year, and are subject to downward adjustment, based upon the achievement of certain performance targets over the period of March 1, 2001 to February 28, 2002.

     The Company accounted for this purchase using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The allocation of the purchase price is considered preliminary because the Company is in the process of valuing the intangibles received. The excess fair market value of the net assets acquired over the purchase price was allocated to reduce proportionately the values assigned to noncurrent assets. The accompanying consolidated statements of operations include the operations of Qode from March 1, 2001, through September 30, 2001.


The purchase price was calculated and allocated as follows:


Shares issued                                                               274,699
Value per share                                                               $4.95
                                                                -------------------
 Total purchase price                                                    $1,359,760
                                                                -------------------
Purchase price allocated as follows:
------------------------------------
Assets purchased
----------------
 Trade receivables                                                       $    4,526
 Inventory                                                                  144,393
 Prepaid expenses                                                            49,362
 Furniture & fixtures                                                       909,180
 Capitalized development costs                                            2,123,185
 Capitalized software                                                        83,357
 Refundable deposits - non-current                                           37,796

Liabilities assumed
-------------------
 Accounts payable                                                          (981,033)
 Forgiveness of note receivable                                            (440,000)
 Interest receivable                                                        (10,340)
 Current portion of long-term debt                                         (117,465)
 Note payable                                                               (24,218)
 Capitalized lease obligation                                              (418,983)
                                                                -------------------

  Total purchase price allocated                                         $1,359,760
                                                                ===================

Contingent consideration

In accordance with the purchase of the assets of Qode.com, Inc., NeoMedia has placed 1,676,500 shares of its common stock in escrow for a period of one year, subject to downward adjustment, based upon the achievement of certain performance targets over the period of March 1, 2001 to February 28, 2002. The criteria used to determine the number of shares released from escrow is a weighted combination of revenue, page views, and fully allocated earnings before taxes relating to the Qode Universal Commerce Solution.

At the end of each of certain interim periods as outlined in the purchase agreement, the number of cumulative shares earned by Qode.com is calculated based on revenue and page views and the shares are released. The resulting financial impact on NeoMedia is a proportionate increase in the long-term assets acquired from Qode, with a corresponding increase in depreciation expense from that point forward. The amount of the increase in long-term assets is dependent upon the number of shares released from escrow, as well as the value of NeoMedia stock at the time of measurement. The first such measurement date is July 1, 2001. At the end of the 12-month measurement period (February 28, 2002), the final number of shares earned is calculated based on all three criteria and any unissued shares are released. At that time, the Company will record the final purchase price allocation of assets purchased from Qode.com.

Intangible assets

Intangible assets acquired from Qode.com include:

  i). Purchased software licenses relating to the development of the Qode Universal Commerce Solution, amortized on a straight-line basis over three years.

  ii). Capitalized software development costs relating to the development of the Qode Universal Commerce Solution. Capitalized software development costs are accounted for in accordance with Statement of Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, quality assurance and documentation are capitalized. Once a product is made available for sale, capitalization is stopped unless the related costs are associated with a technologically feasible enhancement to the product. Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software using the straight-line method, in this case three years.

Proforma information


  Proforma results of operations as though the companies had combined at the beginning of the period is as follows:

                                                     NINE MONTHS ENDED
                                                     -----------------
                                        September 30, 2001    September 30, 2000
                                        ------------------    ------------------
Revenue                                     $  3,749              $ 13,833
Net Loss                                     (25,226)              (10,785)
EPS - basic and diluted                     $  (1.65)             $  (0.78)

Write-off of Digital:Convergence Contract

The Company entered into an agreement with a competitor, Digital:Convergence Corporation ("DC"), a private company located in the US, in October 2000, granting them a worldwide, non-exclusive license of the Company's extensive patent portfolio for directly linking documents, objects, transaction and voice commands to the internet. The agreement provided for annual license fees over a period of ten years in excess of $100 million through a combination of cash and equity. The Company recognized $7.8 million of revenue in 2000 related to this contract, including a $5.0 million cash payment received in October 2000 for royalties earned before contract execution, $2.5 million related to the $10 million of payments in DC common stock and cash expected to be received in the first year of the contract, and $0.3 million related to DC stock received by NeoMedia to be recognized over the life of the contract.

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

Also in April, an agreement was entered into with DC whereby for a period from the date of registration of the shares underlying the warrant to purchase 1.4 million shares of the Company's common stock until October 24, 2001, if the Company would identify a purchaser for the Company's shares, DC would exercise the warrant and purchase 1.4 million shares of common stock and sell the shares to the identified purchaser. One third of the net proceeds received by DC on the sale of the Company's common stock shall be paid to the Company toward repayment of DC's obligations under the note to the Company in the amount of $3 million. In consideration for this, the warrant exercise price was reduced during this period to 38 percent of the closing sale price of the Company's common stock on the day prior to the date of exercise, subject to a minimum price. Because the exercise of the warrants at this reduced price is contingent upon the Company finding a purchaser of the underlying 1.4 million shares, the value of this re-pricing will be measured and recorded at the time the shares are sold. As of October 24, the Company was not able to locate a purchaser and therefore, the warrant was not exercised.

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

                                                                                 December 31,     March 31,       Write-off
                                                                                2000 Balances   2001 Balances   June 30, 2001
                                                                                -------------   -------------   -------------
                                                                                            (Dollars in thousands)
ASSETS
Investment in Digital:Convergence.............................................     $ 2,500         $ 2,500          $ 2,500
Digital: Convergence receivable...............................................       5,144           5,144            5,144
Digital: Convergence receivable, net of current portion.......................      10,288           2,572            2,572
Prepaid expenses (current portion)............................................         470             470              470
Prepaid DC (long-term portion)................................................       4,116           3,998            3,998
                                                                                   -------         -------          -------
   Total assets...............................................................     $22,518         $14,684          $14,684
                                                                                   =======         =======          =======
LIABILITIES
Deferred revenues DC..........................................................     $ 1,543         $   772          $   772
Long term deferred revenues - DC..............................................      13,503           6,558            6,558
                                                                                   -------         -------          -------
   Total liabilities..........................................................     $15,046         $ 7,330          $ 7,330
                                                                                   =======         =======          =======

The net effect of the write-off is a $7,354,000 non-cash charge to income during the second quarter, which is included in Write off of Digital:Convergence contract in the consolidated statements of operations for the nine month period ending September 30, 2001. Any future revenues related to this contract will be recorded as payments are received.

Disposal of Business Units

Qode Business Unit. On August 31, 2001, the Company signed a non-binding letter of intent to sell the assets and liabilities of its Ft. Lauderdale-based Qode business unit, which it acquired in March 2001, to The Finx Group, Inc., a holding company based in Elmsford, NY. The final contract is contingent upon the completion of due diligence and definitive terms and conditions stated in the letter of intent. The Company intends to sell the assets and liabilities of Qode, which consist of all inventory, equipment and the ownership and operation of the comprehensive universal internet database along with the corresponding
patents.   The Finx Group will assume $620,000 in Qode payables and $800,000 in long-term leases in exchange for 500,000 shares of the Finx Group, right to use and sell Qode services, and up to $5 million in affiliate revenues over the next
five years.   During the three-month period ended September 30, 2001, the company recorded a $2.8 million expense from the write-down of the Qode assets/liabilities to the following net realizable value:

                                        September 30, 2001
                                      (Balances in Thousands)
         Inventory                           $  144
         Equipment                              268
         Intangible Assets                      992
                                             ------
            Assets                            1,404
                                             ------

         Accounts Payable                    $  884
         Note Payable                            15
         Capital Lease                          295
                                             ------
            Liabilities                       1,194
                                             ------

         Net Realizable Value                $  210
                                             ======

The loss for discontinued operations during the phase-out period from August 31, 2001 (measurement date) to September 30, 2001 was $424,000.

Multi-Level Marketing(MLM)/Affinity Product Line. In connection with the Company's reduction in work force during the third quarter 2001, the Company discontinued implementation of its business plan for its MLM/Affinity product line. As a result of this decision, on October 16, 2001, the Company sold the rights to its Pacer Advantage end-user software product for $40,000 cash. Additionally, the Company wrote-off all assets relating to the purchase of Daystar Services, LLC and a customer list purchased in 1998 for a total of $2.9 million. All of the above assets were employed to execute the MLM/Affinity market plan. Accordingly, as of September 30, 2001, the remaining carrying value of assets relating to this product line was $40,000.

The loss for discontinued operations during the phase-out period from August 31, 2001 (measurement date) to September 30, 2001 was $79,000.

Other Events

In April 2001, the former President and director of NeoMedia filed a lawsuit against NeoMedia and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with NeoMedia ended in January 2001. NeoMedia believes the claim is without merit and intends to vigorously defend itself. Final outcome of this matter is uncertain and a range of loss cannot reasonably be estimated.

On May 31, 2001, three creditors of Qode.com, Inc. filed in the U.S. Bankruptcy Court an involuntary bankruptcy petition for Qode.com, Inc. Qode.com, Inc. has converted the proceedings to Chapter 11, U.S. Code to re-organize its debts.

In May 2001, the Company re-priced approximately 1.5 million additional warrants subject to a limited exercise period and other conditions, including certain warrants issued in connection with NeoMedia's initial public offering in 1996, which will expire at the end of 2001. The repricing program allows the warrant exercise price to be reduced to 33 percent of the closing sale price of the Company's common stock (subject to a minimum) on the day prior to the date of exercise for a period of six months from the date the repricing program began. The exercise of the warrants and sale of the underlying common stock is at the discretion of a broker selected by the Company, within the parameters of the repricing arrangement. In accordance with FASB Interpretation FIN 44, Accounting for Certain Transactions Involving Stock Transactions, the award is accounted for as variable from the date of modifications on May 1, 2001. Accordingly, $181,000 was recorded in the second quarter as Compensation.

In June 2001, the Board of Directors approved the issuance of 414,000 warrants for Charles W. Fritz, NeoMedia's Chairman, CEO, and president at a exercise price of $2.09, a $0.23 discount to market value. The Company recognized an expense of approximately $99,000 related to this transaction in the second quarter, which is included in general and administrative expense in the accompanying consolidated statements of operations.

In June 2001, the Board of Directors approved the issuance of 404,900 warrants to an outside consultant at an exercise price of $2.09. The Company recognized an expense of approximately $550,000 related to this transaction in the second quarter, which is included in general and administrative expense in the accompanying consolidated statements of operations. The Company used the Black-Scholes option-pricing model to value the shares, with the following assumptions: (i) no expected dividends (ii) a risk-free interest rate of 6.35% (iii) expected volatility of 80% and (iv) an expected life of 3 years.

In June 2001, the Company's compensation committee approved an adjustment, relating to the Digital:Convergence patent license fees, to the 2000 executive incentive plan that reduced the bonus payout by approximately $1.1 million. This was recorded as a negative expense in the second quarter of 2001.

In June of 2001, the Company announced that it entered into a one-year license agreement with About.com to provide the Qode Commerce SolutionTM to About.com's estimated 36 million worldwide users. NeoMedia and About.com were to promote the co-branded shopping service throughout the About.com network. In addition, About.com ran banner ads during June to promote the Qode Commerce SolutionTM, for which they received 452,489 shares of NeoMedia preferred stock. NeoMedia recorded an expense of $882,000 associated with this transaction in the second quarter in sales and marketing expense in the accompanying consolidated statements of operations. On August 12, 2001, the Company cancelled the contract with About.Com on the grounds that the projected user traffic and purchases with resulting revenues did not materialize.

The Preferred Stock issued to About.com is a new series, Series B Convertible Preferred Stock (the "Preferred Stock"), which consists of 500,000 authorized shares, par value $0.01 per share, of which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof; are the same as common stock except as follows: The holders of preferred stock have the right to convert, at the holder's option, once the underlying common stock has been registered, Preferred Stock into common shares at a one-to-one ratio. The Preferred Stock converts automatically on January 2, 2002. The Preferred Stock has liquidation rights upon liquidation or dissolution of the Company.

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

During the third quarter, the Company laid off 55 employees, including the chief technology officer and the chief operating officer, representing a 60% decrease in its total workforce. In connection with the layoffs, the Company recognized a severance expense of approximately $494,000 during the third quarter of 2001. The layoffs are part of a company-wide cost reduction initiative.

On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $135,000 under a software license agreement entered into between the Company and Ripfire in May 2001.

On September 7, 2001, the Company announced that it had signed a letter of intent to sell the assets of its Fort Lauderdale-based Qode business unit, which it acquired in March of this year, to The Finx Group, Inc., a holding company in Elmsford, NY. The agreement calls for The Finx Group to assume approximately $620,000 of Qode's payables and $800,000 in long-term leases. The Company is to receive 500,000 shares of

The Finx Group common stock, a five-year license to use and sell Qode Services, and up to $5 million in affiliate revenues from The Finx Group from Qode sales over the next five years.

During September 2001, the Board of Directors approved the issuance of 200,000 options to Charles W. Fritz, NeoMedia's Chairman and CEO at an exercise price of $0.20 per share and 150,000 options to Charles T. Jensen, Vice President, Treasurer, and CFO at an exercise price of $0.20 per share. No expense was recognized relating to these transactions.

During September 2001, the Board of Directors approved the issuance of 150,000 options to an outside consultant at an exercise price of $0.20 per share for the services rendered. The company recognized approximately $19,000 related to this transaction as general and administrative expense in the third quarter of 2001.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

2.  Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Based on current operating budgets, the Company believes that its available capital resources, together with anticipated revenues from operations, will be sufficient to satisfy its capital requirements through at least December 31, 2001. The Company's belief is based on its operating plan, which in turn is based on assumptions that may prove to be incorrect. As a result, the Company's financial resources may not be sufficient to satisfy its capital requirements for this period. If the Company's financial resources are insufficient and, in any case, after December 31, 2001, the Company may require additional financing in order to meet its plans for expansion or may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

3.  Subsequent Events

On October 3, 2001, Headway Associates, LTD. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms of the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit, of not less than $445,000 plus attorney fees. The lease commenced on March 3, 2000 and terminates on March 31, 2005. The Company expects to sub-lease the property within the next six months and has accrued a $57,000 liability in the accompanying financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the third quarter of 2001, the Company has restructured its resources to re-focus on core services and products. The Company has also implemented intensive cost reduction policies. For the three months ended September 30, 2001, a substantial part of NeoMedia's revenue was derived from its Systems Integration business unit which includes resales of software and technology equipment. NeoMedia couples its proprietary software products with independent vendor products it resells, enabling it to provide a complete "turn-key" service for its customers. Currently, NeoMedia's revenue consists of (i) software license fees, (ii) resales of software and technology equipment from independent vendors and (iii) service fees, including consulting and post contract software support.

The Company has also focused on its technologies in the Application Service Provider business unit, which consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic worlds to provide clear functional value for the Company's end-users, competitive advantage for its business partners and return-on-investment for its investors.

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

Results of Operations for the Nine Months Ended September 30, 2001 as Compared to the Nine Months Ended September 30, 2000

     Net sales. Total net sales for the nine months ended September 30, 2001 were $3.7 million, which represented a $13.8 million, or 79%, decrease from $17.5 million for the nine months ended September 30, 2000. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions.

     License fees. License fees for the nine months ended September 30, 2001 were $0.5 million compared to $0.4 million for the nine months ended September 30, 2000. The company will continue their efforts to expand the sales of this technology in the future.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $13.9 million, or 81%, to $3.2 million for the nine months ended September 30, 2001, as compared to $17.1 million for the nine months ended September 30, 2000. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions.

     Cost of Sales. Cost of sales as a percentage of related sales was 108% in 2001 and 89% in 2000. This increase is substantially due to the decreased sales revenue while the corresponding amortization of product-related software development costs remained constant.

     Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $2.0 million for the nine months ended September 30, 2001, compared to $4.5 million for the nine months ended September 30, 2000, a decrease of $2.5 million or 56%. This decrease primarily resulted from fewer marketing personnel coupled with a decrease in sales commissions from reduced sales.

     General and administrative. General and administrative expenses decreased by $0.5 million, or 13%, to $3.4 million for the nine months ended September 30, 2001, compared to $3.9 million for the nine months ended September 30, 2000. The decrease is primarily related to a reduction in personnel as a result of the Company's cost reduction initiative.

     Research and development. During the nine months ended September 30, 2001, NeoMedia charged to expense $0.2 million of research and development costs, a decrease of $0.7 million or 78% compared to $0.9 million charged to expense for the nine months ended September 30, 2000. This decrease is predominately associated with decreased personnel devoted to NeoMedia's development combined with increased capitalization of software development costs associated with NeoMedia's "switching" platform.

     Interest expense (income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest (income) decreased by $118,000, or 80%, to $(30,000) for the nine months ended September 30, 2001 from $(148,000) for the nine months ended September 30, 2000, due to reduced cash balances throughout the 2001year as compared to the 2000 cash balance.

     Loss from continuing operations. During the nine months ended September 30, 2001, the Company's loss from continuing operations increased by $6.2 million or 87% from $7.1 million in 2000 to $13.3 million in 2001. This increase is primarily due to the write-off of the Digital:Convergence license contract of $7.4 in the second quarter of 2001.

     Loss from discontinued operations. The Company discontinued operations of its Qode and Multi-level Marketing/Affinity product lines in 2001. The increase in loss from discontinued operations from $0.9 million in 2000 to $4.4 million in 2001 is primarily due to the implementation of the Qode Universal Commerce Solution during the first and second quarters of 2001. The implementation was cancelled during the second quarter of 2001. (See Note 1)

     Loss on disposal of discontinued operations. The Company sustained a loss of $6.1 million in 2001 from the disposal of the Qode and Multi-level Marketing/Affinity product lines in 2001. (See Note 1)

     Net Loss. The net loss for the nine months ended September 30, 2001 was $23.8 million, which represented a $15.7 million, or 195% increase from a $8.1 million loss for the nine months ended September 30, 2000. The increase in net loss is due primarily to the write-off of the Digital:Convergence contract and the discontinuation of the Company's Qode and Multi-level Marketing/Affinity product lines, offset by lower expenses as a result of the Company's cost reduction effort.

Results of Operations for the Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000

     Net sales. Total net sales for the three months ended September 30, 2001 were $0.9 million, which represented a $3.1 million, or 78%, decrease from $4.0 million for the three months ended September 30, 2000. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions.

     License fees. License fees were $0.1 million for the three months ended September 30, 2001 and 2000. The Company will continue to increase sales efforts of their internally developed license software in the future.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $3.1 million, or 79%, to $0.8 million for the three months ended September 30, 2001, as compared to $3.9 million for the three months ended September 30, 2000. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions.

     Cost of Sales. Cost of sales as a percentage of related sales was 128% in 2001 and 92% in 2000. This increase is primarily due to the decreased sales revenue while the corresponding amortization of product-related software development costs remained constant.

     Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $0.7 million for the three months ended September 30, 2001, compared to $1.5 million for the three months ended September 30, 2000, a decrease of $0.8 million or 53%. This decrease resulted from a reduction in marketing personnel along with decreased commissions from lower sales.

     General and administrative. General and administrative expenses decreased by $0.9 million, or 53%, to $0.8 million for the three months ended September 30, 2001, compared to $1.7 million for the three months ended September 30, 2000. The decrease is primarily related to a reduction in personnel as a result of the Company's cost reduction initiative.

     Research and development. During the three months ended September 30, 2001, NeoMedia charged to expense $0.1 of research and development costs, a decrease of $0.2 or 67% compared to $0.3 charged to expense for the three months ended September 30, 2000. This decrease is predominately associated with decreased personnel devoted to NeoMedia's development combined with increased capitalization of software development costs associated with NeoMedia's "switching" platform.

     Interest expense/(income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense increased by $87,000 to $22,000 for the three months ended September 30, 2001 from $(65,000) for the three months ended September 30, 2000, due to reduced cash balances during the third quarter of 2001.

     Loss from continuing operations. During the three months ended September 30, 2001, the Company's loss from continuing operations decreased by $1.3 million or 41% from $3.2 million in 2000 to $1.9 million in 2001. This decrease is due to a company-wide cost-reduction initiative implemented in the third quarter of 2001.

     Loss from discontinued operations. The Company discontinued operations of its Qode and Multi-level Marketing/Affinity product lines in the third quarter of 2001. The increased loss from $0.4 million in 2000 to $1.3 million in 2001 is primarily due to the implementation of the Qode Universal Commerce Solution during the first and second quarters of 2001. The implementation was cancelled during the second quarter of 2001. (See Note 1)

     Loss on disposal of discontinued operations. The Company sustained a loss of $6.1 million during the three months ended September 2001 from the disposal of the Qode and Multi-level Marketing/Affinity product lines in 2001. (See Note
1)

     Net Loss. The net loss for the quarter ended September 30, 2001 was $9.3 million, which represented a $5.7 million, or 158% increase from a $3.6 million loss for the three months ended September 30, 2000. The increase in net loss resulted from the discontinuation of the Company's Qode and Multi-level Marketing/Affinity product lines, offset by a lower expenses as a result of the Company's cost reduction effort.

Financial Condition

As of September 30, 2001, the Company's cash balance was $0.3 million compared to $4.5 million at December 31, 2000. This decrease primarily resulted from decreased sales volume, along with increased expenditures associated with the Qode Commerce Solution implementation.

Net cash used in operating activities for the nine months ended September 30, 2001 and 2000, was $4.8 million and $9.6 million, respectively. During 2001, trade accounts receivable inclusive of costs and estimated earnings in excess of billings on uncompleted contracts decreased $1.4 million, while accounts payable inclusive of billings in excess of costs and estimated earnings on uncompleted contracts, accrued expenses and deferred revenue decreased $0.1 million. During 2000, trade accounts receivable inclusive of costs and estimated earnings in excess of billings on uncompleted contracts increased $0.1 million, while accounts payable inclusive of billings in excess of costs and estimated earnings on uncompleted contracts, accrued expenses and deferred revenue decreased $3.6 million. NeoMedia's net cash flow used in investing activities for the nine months ended September 30, 2001 and 2000 was $3.0 million and $2.0 million, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2001 and 2000, was $3.7 million and $11.7 million, respectively. The decrease was due to $12.4 million raised during the first quarter of 2000 through the issuance of common stock, as well as the exercise of warrants and stock options.

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Based on current operating budgets, the Company believes that its available capital resources, together with anticipated revenues from operations, will be sufficient to satisfy its capital requirements through at least December 31, 2001. The Company's belief is based on its operating plan, which in turn is based on assumptions that may prove to be incorrect. As a result, the Company's financial resources may not be sufficient to satisfy its capital requirements for this period. If the Company's financial resources are insufficient and, in any case, after December 31, 2001, the Company may require additional financing in order to meet its plans for expansion or may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward- looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses, the Company's ability to sell its products and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

In June 2001, the Company filed a $3 million lawsuit in the U.S. District Court, Northern District of Texas, Dallas Division, against Digital:Convergence Corporation for breach of contract regarding a $3 million promissory note due on June 24, 2001 that was not paid. The Company is seeking payment of the $3 million note plus interest and attorney's fees.

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

On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $135,000 under a software license agreement entered into between the Company and Ripfire in May 2001.

On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, PA for breach of contract relating to the July 3, 2001 non-binding letter of intent signed by the Company and AirClic. AirClic claims that the Company violated express representation and warranties relating to the Company's assets and state of business affairs. AirClic seeks a judgment to accelerate repayment of the $500,000 note due January 11, 2002, and to relieve AirClic from any obligation to make further loans to the Company as outlined in the letter of intent.

On October 3, 2001, Headway Associates, LTD. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms of the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit, of not less than $445,000 plus attorney fees. The lease commenced on March 3, 2000 and terminates on March 31, 2005. The Company expects to sub-lease the property within the next six months, and has accrued a $57,000 liability in the accompanying financial statements.






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

Item 2.  Changes in Securities and Use of Proceeds

In June of 2001, the Company entered into a one-year license agreement with About.com to provide the Qode Commerce Solution to About.com's users. As consideration for banner ads placed during June to promote the Qode Commerce Solution(TM), About.com received 452,480 shares of NeoMedia Series B Preferred Stock. Each share of Preferred Stock is convertible into one share of NeoMedia's Common Stock. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not constituting a public offering.

In July 2001, holders of the Company's warrants exercised 11,300 warrants to purchase shares of the Company's common stock at an exercise price of $2.00 per share.

The issuances of the securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale not constituting a public offering.


Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

     (None)

(b)  Reports on Form 8-K

     On March 16, 2001, the Company filed a Form 8-K Current Report to disclose that it had acquired substantially all of the assets of Qode.com, Inc., a commerce-enabling company that delivers promotions to consumers over the internet through its Qode Universal Commerce Solution(TM).

     On October 29, 2001, the Company filed a Form 8-K current report to disclose that, effective October 24, 2001, it dismissed Arthur Andersen LLP as its independent accountants, and engaged Stonefield Josephson, Inc. as its new independent accountants.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEOMEDIA TECHNOLOGIES, INC.
                                       ---------------------------
                                               Registrant

Date November 7, 2001                  By: /s/  Charles W. Fritz
     ----------------                      -------------------------------------
                                       Charles W. Fritz, Chief Executive Officer
                                       and Chairman of the Board


Date November 7, 2001                  By: /s/ Charles T. Jensen
     ----------------                      -------------------------------------
                                       Charles T. Jensen, Vice President, Chief
                                       Financial Officer, Treasurer and Director