Form 10-Q/A
period 2001-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2001-11-16
CIK 1022701

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                       _________________________________

                                AMENDMENT NO. 1
                                      TO
                                  FORM 10 - Q

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes    X
                                                                        --------
No _______


     As of October 31, 2001, there were 15,804,917 outstanding shares of the issuer's Common Stock.

                        PART I -- FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS


                 NeoMedia Technologies, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                                                September 30,   December 31,
                                                                                                    2001           2000
                                                                                                  --------       --------
ASSETS                                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents.................................................................       $    290       $  4,453
   Restricted cash...........................................................................            ---            750
   Trade accounts receivable, net of allowance for doubtful
       account of $61 in 2001 and $484 in 2000...............................................            575          1,870
   Digital:Convergence receivable............................................................            ---          7,644
   Costs and estimated earnings in excess of billings on
       uncompleted contracts.................................................................             19             89
   Inventories...............................................................................            247            116
   Assets held for sale......................................................................          1,404            ---
   Prepaid expenses and other current assets.................................................            660            946
                                                                                                    --------       --------
         Total current assets................................................................          3,195         15,868
Property and equipment, net..................................................................            269            365
Digital:Convergence receivable, net of current portion.......................................            ---         10,288
Prepaid - Digital:Convergence................................................................            ---          4,116
Intangible assets, net.......................................................................          4,863          9,043
Other long-term assets.......................................................................            918            914
                                                                                                    --------       --------
         Total assets........................................................................       $  9,245       $ 40,594
                                                                                                    ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................................       $  2,922       $  2,301
   Accrued expenses..........................................................................          1,863          2,691
   Current portion of long-term debt.........................................................            145            137
   Notes payable.............................................................................            670            ---
   Sales taxes payable.......................................................................             20            261
   Billings in excess of costs and estimated earnings on
       uncompleted contracts.................................................................             24             49
   Deferred revenues - Digital:Convergence...................................................            ---          1,543
   Deferred revenues.........................................................................            648            449
   Liabilities of Qode transferred in disposition............................................          1,194            ---
   Other.....................................................................................            ---             11
                                                                                                    --------       --------
         Total current liabilities...........................................................          7,486          7,442
Long-term debt, net of current portion.......................................................            428            539
Long-term deferred revenues - Digital:Convergence............................................            ---         13,503
                                                                                                    --------       --------
         Total liabilities...................................................................          7,914         21,484
                                                                                                    --------       --------

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
       authorized, 452,489 issued and outstanding............................................              5            ---
   Additional paid-in capital, preferred stock...............................................            878            ---
   Common stock, $.01 par value, 50,000,000 shares
       authorized, 17,446,343 shares issued and 15,804,917 outstanding
       in 2001 and 14,460,384 shares issued and outstanding in 2000..........................            158            145
   Additional paid-in capital................................................................         62,720         57,619
   Accumulated deficit.......................................................................        (61,651)       (37,875)
   Treasury stock, at cost, 201,230 shares of common stock...................................           (779)          (779)
                                                                                                    --------       --------
         Total shareholders' equity..........................................................          1,331         19,110
                                                                                                    --------       --------
            Total liabilities and shareholders' equity.......................................       $  9,245       $ 40,594
                                                                                                    ========       ========

 The accompanying notes are an integral part of these consolidated Financial
                                  Statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                 Nine months Ended September 30,
                                                                                 -------------------------------
                                                                                      2001              2000
                                                                                 -------------     -------------
NET SALES:
 License fees..............................................................      $         522     $         457
 Resale of software and technology equipment and service fees..............              3,268            17,233
                                                                                 -------------     -------------
     Total net sales.......................................................              3,790            17,690
                                                                                 -------------     -------------

COST OF SALES:
 License fees..............................................................              1,996               852
 Resale of software and technology equipment and service fees..............              2,737            15,373
                                                                                 -------------     -------------

     Total cost of sales...................................................              4,733            16,225
                                                                                 -------------     -------------

GROSS PROFIT(LOSS).........................................................               (943)            1,465

Sales and marketing expenses...............................................              2,100             4,573
General and administrative expenses........................................              3,409             4,172
Research and development costs.............................................                280               945
Loss on impairment of assets...............................................              2,871               ---
Write-off of Digital:Convergence license contract..........................              7,354               ---
                                                                                 -------------     -------------

Loss from operations.......................................................            (16,957)           (8,225)
Interest expense (income), net.............................................                (30)             (149)
                                                                                 -------------     -------------
Loss from continuing operations............................................            (16,927)           (8,076)
Discontinued operations (Note 1):
  Loss from operations of discontinued business unit.......................             (3,653)              ---
  Loss on disposal of discontinued business unit, including provision of
  $424 in 2001for operating losses during phase-out period.................             (3,197)              ---
                                                                                 -------------     -------------


NET LOSS...................................................................      $     (23,777)    $      (8,076)
                                                                                 =============     =============

NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
        BASIC AND DILUTED..................................................      $       (1.12)    $       (0.59)
                                                                                 =============     =============

NET LOSS PER SHARE--BASIC AND DILUTED......................................      $       (1.57)    $       (0.59)
                                                                                 =============     =============

Weighted average number of common shares--basic and diluted................         15,142,312        13,802,381
                                                                                 =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                Three months Ended September 30,
                                                                                --------------------------------
                                                                                      2001            2000
                                                                                 -------------    -------------
NET SALES:
 License fees.............................................................       $          92    $         117
 Resale of software and technology equipment and service fees.............                 816            3,932
                                                                                 -------------    -------------
     Total net sales......................................................                 908            4,049
                                                                                 -------------    -------------
COST OF SALES:
 License fees.............................................................                 668              323
 Resale of software and technology equipment and service fees.............                 743            3,684
                                                                                 -------------    -------------
     Total cost of sales..................................................               1,411            4,007
                                                                                 -------------    -------------

GROSS PROFIT (LOSS).......................................................                (503)              42

Sales and marketing expenses..............................................                 721            1,570
General and administrative expenses.......................................                 818            1,819
Research and development costs............................................                 137              273
Loss on impairment of assets..............................................               2,871              ---
Write-off of Digital:Convergence license contract.........................                 ---              ---
                                                                                 -------------    -------------
Loss from operations......................................................              (5,050)          (3,620)
Interest expense (income), net............................................                  22              (65)
                                                                                 -------------    -------------
Loss from continuing operations...........................................              (5,072)          (3,555)
Discontinued operations (Note 1):
  Loss from operations of discontinued business unit......................              (1,041)             ---
  Loss on disposal of discontinued business unit, including provision of
  $424 for operating losses during phase-out period.......................              (3,197)             ---
                                                                                 -------------    -------------
NET LOSS..................................................................       $      (9,310)   $      (3,555)
                                                                                 =============    =============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
        BASIC AND DILUTED.................................................       $       (0.33)   $       (0.25)
                                                                                 =============    =============

NET LOSS PER SHARE--BASIC AND DILUTED.....................................       $       (0.60)   $       (0.25)
                                                                                 =============    =============

Weighted average number of common shares--basic and diluted...............          15,570,693       14,412,405
                                                                                 =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                               Nine Months  Ended September 30,
                                                                                               --------------------------------
                                                                                                     2001            2000
                                                                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................................................      $  (23,777)     $   (8,076)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization............................................................           2,932           2,157
   Loss on disposal of property and equipment...............................................              --               8
   Loss on disposal of discontinued business unit...........................................           2,773              --
   Loss on impairment of assets.............................................................           2,871              --
   Effect of Digital:Convergence write-off..................................................           7,354              --
   Preferred Stock issued to pay advertising expense........................................             882              --
   Expense associated with warrant repricing................................................             845              --
   Stock options and warrants granted for services..........................................              94              --
      Trade accounts receivable.............................................................           1,299             (83)
      Prepaid - Digital:Convergence.........................................................             118              --
      Costs and estimated earnings in excess of billings on
         uncompleted contracts..............................................................              70              --
      Other current assets..................................................................            (237)             22
      Other long-term assets................................................................              --              --
      Accounts payable and accrued expenses.................................................            (235)         (3,553)
      Billings in excess of costs and estimated earnings on
         completed contracts................................................................             (25)              4
      Deferred revenue......................................................................             199             (99)
      Other current liabilities.............................................................             (11)             --
                                                                                                  ----------      ----------
         Net cash used in operating activities..............................................          (4,848)         (9,620)
                                                                                                  ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets......................          (2,939)         (1,739)
Long-term assets............................................................................              (3)           (194)
Acquisition of property and equipment.......................................................             (81)           (108)
                                                                                                  ----------      ----------
         Net cash used in investing activities..............................................          (3,023)         (2,041)
                                                                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
  net of $10 issuance costs in 2001 and $74 in 2000.........................................           1,637           9,137
Net proceeds from exercise of stock warrants................................................           1,034           2,876
Net proceeds from exercise of stock options.................................................             139             407
Treasury stock repurchased..................................................................              --            (184)
Borrowings under notes payable and long-term debt...........................................             500              --
Net proceeds from sale of certificate of deposit held for line of credit....................             750              --
Repayments on notes payable and long-term debt..............................................            (352)           (576)
                                                                                                  ----------      ----------
         Net cash provided by financing activities..........................................           3,708          11,660
                                                                                                  ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................          (4,163)             (1)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................................................           4,453           3,404
                                                                                                  ----------      ----------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30, 2001...............................................      $      290      $    3,403
                                                                                                  ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid/ (received) during the nine months ended September 30 (net)................             (31)            (30)
   Non-cash activities:
      Issuance costs for shares issued through private placements...........................              10              74
      Net assets acquired as part of Qode purchase agreement in exchange for
         common stock and forgiveness of note...............................................           1,800              --
      Shares earned by Qode under purchase agreement........................................              13              --
      Fixed assets purchased with shares of common stock....................................              --           3,520
      Prepaid expenses paid with shares of common stock.....................................              --             182
      Accrued expenses paid with shares of common stock.....................................              --              70
      Accounts receivable converted to fixed assets.........................................              --             480
      Accounts payable converted to note payable............................................             170              --

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

The purchase price was calculated and allocated as follows:

          Shares issued                                                 274,699
          Value per share                                          $       4.95
                                                                ---------------

              Total purchase price                                 $  1,359,760
                                                                ---------------
          Purchase price allocated as follows:
          -----------------------------------
          Assets purchased
          ----------------
              Trade receivables                                    $      4,526
              Inventory                                                 144,393
              Prepaid expenses                                           49,362
              Furniture & fixtures                                      909,180
              Capitalized development costs                           2,123,185
              Capitalized software                                       83,357
              Refundable deposits - non-current                          37,796

          Liabilities assumed
          -------------------
              Accounts payable                                         (981,033)
              Forgiveness of note receivable                           (440,000)
              Interest receivable                                       (10,340)
              Current portion of long-term debt                        (117,465)
              Note payable                                              (24,218)
              Capitalized lease obligation                             (418,983)
                                                                ---------------

                  Total purchase price allocated                   $  1,359,760
                                                                ===============


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

Proforma information

   Proforma results of operations as though the companies had combined at the beginning of the period is as follows:

                                          NINE MONTHS ENDED
                                          -----------------
                               September 30, 2001   September 30, 2000
                               ------------------   ------------------
Revenue                            $   3,876            $  13,833
Net Loss                             (25,226)             (10,785)
EPS - basic and diluted            $  (1.65)             $  (0.78)


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



                                                                                  December 31,       March 31,        Write-off
                                                                                 2000 Balances     2001 Balances    June 30, 2001
                                                                                 -------------     -------------    -------------
                                                                                               (Dollars in thousands)
ASSETS
Investment in Digital:Convergence.........................................          $ 2,500           $ 2,500           $ 2,500
Digital:Convergence receivable............................................            5,144             5,144             5,144
Digital:Convergence receivable, net of current portion....................           10,288             2,572             2,572
Prepaid expenses (current portion)........................................              470               470               470
Prepaid DC (long-term portion)............................................            4,116             3,998             3,998
                                                                                    -------           -------           -------
   Total assets...........................................................          $22,518           $14,684           $14,684
                                                                                    =======           =======           =======


LIABILITIES
Deferred revenues DC......................................................          $ 1,543           $   772           $   772
Long term deferred revenues - DC..........................................           13,503             6,558             6,558
                                                                                    -------           -------           -------
   Total liabilities......................................................          $15,046           $ 7,330           $ 7,330
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

Disposal of Qode Business Unit

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
                                         ======

The loss for discontinued operations during the phase-out period from August 31, 2001 (measurement date) to September 30, 2001 was $424,000. No further loss is anticipated.

Loss on impairment of assets

In connection with the Company's reduction in work force during the third quarter 2001, the Company sold the rights to its Pacer Advantage end-user software product for $40,000 cash. Accordingly, the Company wrote off all its assets aggregating $2.9 million relating to the MLM/Affinity program including assets pertaining to the purchase of Daystar services, LLC and a customer list purchased in 1998. As of September 30, 2001, the remaining carrying value of assets relating to this product line was $40,000.

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

In May 2001, the Company re-priced approximately 1.5 million additional warrants subject to a limited exercise period and other conditions, including certain warrants issued in connection with NeoMedia's initial public offering in 1996, which will expire at the end of 2001. The repricing program allows the warrant exercise price to be reduced to 33 percent of the closing sale price of the Company's common stock (subject to a minimum) on the day prior to the date of exercise for a period of six months from the date the repricing program began. The exercise of the warrants and sale of the underlying common stock is at the discretion of a broker selected by the Company, within the parameters of the repricing arrangement. In accordance with FASB Interpretation, FIN 44, Accounting for Certain Transactions Involving Stock Transactions, the award is accounted for as variable from the date of modifications on May 1, 2001. Accordingly, $181,000 was recorded in the second quarter as compensation.

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

In June of 2001, the Company announced that it entered into a one-year license agreement with About.com to provide the Qode Commerce Solution(TM) to About.com's estimated 36 million worldwide users. NeoMedia and About.com were to promote the co-branded shopping service throughout the About.com network. In addition, About.com ran banner ads during June to promote the Qode Commerce SolutionTM, for which they received 452,489 shares of NeoMedia preferred stock. NeoMedia recorded an expense of $882,000 associated with this transaction in the second quarter in sales and marketing expense in the accompanying consolidated statements of operations. On August 12, 2001, the Company cancelled the contract with About.Com on the grounds that the projected user traffic and purchases with resulting revenues did not materialize.

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

3.  Subsequent Events

On October 3, 2001, Headway Associates, LTD. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms of the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit of not less than $445,000 plus attorney fees. The lease commenced on March 3, 2000 and terminates on March 31, 2005. The Company expects to sub-lease the property within the next six months, and has accrued a $57,000 liability in the accompanying consolidated financial statements.

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

Results of Operations for the Nine Months Ended September 30, 2001 as Compared to the Nine Months Ended September 30, 2000

     Net sales. Total net sales for the nine months ended September 30, 2001 were $3.8 million, which represented a $13.9 million, or 79%, decrease from $17.7 million for the nine months ended September 30, 2000. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions.

     License fees. License fees were $0.5 million for the nine months ended September 30, 2001 and 2000. The company will continue their efforts to expand the sales of this technology in the future.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $13.9 million, or 81%, to $3.3 million for the nine months ended September 30, 2001, as compared to $17.2 million for the nine months ended September 30, 2000. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions.

     Cost of Sales. Cost of sales as a percentage of related sales was 125% in 2001 and 92% in 2000. This increase is substantially due to the decreased sales revenue while the corresponding amortization of product-related software development costs remained constant.

     Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $2.1 million for the nine months ended September 30, 2001, compared to $4.6 million for the nine months ended September 30, 2000, a decrease of $2.5 million or 54%. This decrease primarily resulted from fewer marketing personnel coupled with a decrease in sales commissions from reduced sales.

     General and administrative. General and administrative expenses decreased by $0.8 million, or 19%, to $3.4 million for the nine months ended September 30, 2001, compared to $4.2 million for the nine months ended September 30, 2000. The decrease is primarily related to a reduction in personnel as a result of the Company's cost reduction initiative.

     Research and development. During the nine months ended September 30, 2001, NeoMedia charged to expense $0.3 million of research and development costs, a decrease of $0.6 million or 67% compared to $0.9 million charged to expense for the nine months ended September 30, 2000. This decrease is predominately associated with decreased personnel devoted to NeoMedia's development combined with increased capitalization of software development costs associated with NeoMedia's "switching" platform.

     Loss on impairment of assets. During the third quarter of 2001, the Company wrote off all assets associated with its discontinued MLM/Affinity product line, resulting in an impairment charge of $2.9 million

     Write-off of Digital:Convergence. During the second quarter of 2001, the Company wrote off all assets and liabilities relating to its intellectual property license with Digital:Convergence, resulting in a net charge of $7.4 million.

     Interest expense (income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest (income) decreased by $119,000, or 80%, to $(30,000) for the nine months ended September 30, 2001 from $(149,000) for the nine months ended September 30, 2000, due to reduced cash balances throughout the 2001year as compared to the 2000 cash balance.

     Loss from continuing operations. During the nine months ended September 30, 2001, the Company's loss from continuing operations increased by $8.8 million or 109% from $8.1 million in 2000 to $16.9 million in 2001. This increase is primarily due to the write-off of the Digital:Convergence license contract of $7.4 in the second quarter of 2001 and an impairment loss of $2.8 million in the third quarter of 2001 related to the discontinuation of the Company's MLM/Affinity product line.

     Loss from discontinued operations.   The Company discontinued operations of
its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $3.7 million in 2001. There was no loss from this business unit during 2000. The business unit's assets were purchased in March 2001 and the implementation was cancelled during the second quarter of 2001. (See Note 1)

     Loss on disposal of discontinued operations. The Company sustained a loss of $3.2 million in 2001 from the disposal of the Qode business unit in 2001. (See Note 1)

     Net Loss. The net loss for the nine months ended September 30, 2001 was $23.8 million, which represented a $15.7 million, or 195% increase from a $8.1 million loss for the nine months ended September 30, 2000. The increase in net loss is due primarily to the write-off of the Digital:Convergence contract, an impairment loss of $2.8 million in the third quarter of 2001 related to the discontinuation of the Company's MLM/Affinity product line and the discontinuation of the Company's Qode business unit, offset by lower expenses as a result of the Company's cost reduction effort.

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

     Cost of Sales. Cost of sales as a percentage of related sales was 155% in 2001 and 99% in 2000. This increase is primarily due to the decreased sales revenue while the corresponding amortization of product-related software development costs remained constant.

     Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $0.7 million for the three months ended September 30, 2001, compared to $1.6 million for the three months ended September 30, 2000, a decrease of $0.9 million or 56%. This decrease resulted from a reduction in marketing personnel along with decreased commissions from lower sales.

     General and administrative. General and administrative expenses decreased by $1.0 million, or 53%, to $0.8 million for the three months ended September 30, 2001, compared to $1.8 million for the three months ended September 30, 2000. The decrease is primarily related to a reduction in personnel as a result of the Company's cost reduction initiative.

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

     Loss on impairment of assets. During the third quarter of 2001, the Company wrote off all assets associated with its discontinued MLM/Affinity product line, resulting in an impairment charge of $2.9 million

     Write-off of Digital:Convergence. During the second quarter of 2001, the Company wrote off all assets and liabilities relating to its intellectual property license with Digital:Convergence, resulting in a net charge of $7.4 million.

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

     Loss from continuing operations. During the three months ended September 30, 2001, the Company's loss from continuing operations increased by $1.5 million or 42% from $3.6 million in 2000 to $5.1 million in 2001. This decrease is due to a company-wide cost-reduction initiative implemented in the third quarter of 2001.

     Loss from discontinued operations.   The Company discontinued operations of
its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $1.0 million in 2001. There was no loss from this business unit during 2000. The business unit's assets were purchased in March 2001 and the implementation was cancelled during the second quarter of 2001. (See Note 1)

     Loss on disposal of discontinued operations. The Company sustained a loss of $3.2 million during the three months ended September 2001 from the disposal of the Qode business unit. (See Note 1)

     Net Loss. The net loss for the quarter ended September 30, 2001 was $9.3 million, which represented a $5.7 million, or 158% increase from a $3.6 million loss for the three months ended September 30, 2000. The increase in net loss resulted from the discontinuation of the Company's Qode and Multi-level Marketing/Affinity product lines, offset by a lower expenses as a result of the Company's cost reduction effort.

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

On October 3, 2001, Headway Associates, LTD. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms of the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit of not less than $445,000 plus attorney fees. The lease commenced on March 3, 2000 and terminates on March 31, 2005. The Company expects to sub-lease the property within the next six months, and has accrued a $57,000 liability in the accompanying consolidated financial statements.

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


                                            NEOMEDIA TECHNOLOGIES, INC.
                                            ---------------------------
                                                     Registrant

Date November 15, 2001             By: /s/ Charles W. Fritz
     -----------------                ------------------------------------------
                                   Charles W. Fritz, Chief Executive Officer and
                                   Chairman of the Board


Date November 15, 2001             By: /s/ Charles T. Jensen
     -----------------                ------------------------------------------
                                   Charles T. Jensen, Vice President, Chief
                                   Financial Officer, Treasurer and Director