Form 10-K405
period 2001-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2002-04-01
CIK 1022701

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period ____________ to__________

                         Commission File Number 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
                     (Exact Name of Issuer in Its Charter)

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

         Issuer's consolidated revenue for its most recent fiscal year was $8,142,000.

         The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on the Nasdaq SmallCap Stock Market on March 13, 2002 ($0.29) was $9,694,000. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

         As of March 13, 2002, there were outstanding 36,927,392 shares of the issuer's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of the Form 10-K.

================================================================================

                                     PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements and information relating to NeoMedia. NeoMedia intends to identify forward-looking statements in this prospectus by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company's beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.


ITEM 1. BUSINESS

General

         NeoMedia Technologies, Inc. ("NeoMedia" or "the Company") develops proprietary technologies that link physical information and objects to the Internet marketed under the "PaperClickTM" brand name. The primary focus of the Company is to develop and commercialize such technologies. The Company has also developed an extensive patent portfolio covering convergence of the physical world and the Internet.

Company Structure

         The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

         NeoMedia Internet Switching Services (NISS) (formerly named NeoMedia Application Services), and

         NeoMedia Consulting and Integration Services (NCIS) (formerly named NeoMedia SI)

         NISS (physical world-to-Internet offerings) is the core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports the Company's physical world to Internet core technology, including our linking "switch" and our application platforms. NISS also manages the Company's valuable intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

         NCIS (systems integration service offerings) is the original business line upon which the Company was organized. This unit resells client-server equipment and related software, and general and specialized consulting services targeted at software driven print applications, especially at process automation of production print facilities through its integrated document factory solution. Systems integration services also identifies prospects for custom applications based on our products and services. This unit recently moved its business offerings to a much higher Value-Add called Storage Area Networks (SAN). The operations are based in Lisle, Illinois.

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

         NeoMedia also has the following wholly-owned subsidiaries: NeoMedia Migration, Inc., incorporated in Delaware; Distribuidora Vallarta, S.A., incorporated in Guatemala; NeoMedia Technologies of Canada, Inc., incorporated in Canada; NeoMedia Tech, Inc., incorporated in Delaware; NeoMedia EDV GMBH, incorporated in Austria; NeoMedia Technologies Holding Company B.V., incorporated in the Netherlands; NeoMedia Technologies de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Migration de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Technologies do Brazil Ltd., incorporated in Brazil, and NeoMedia Technologies UK Limited, incorporated in the United Kingdom.

Recent Developments

         In January 2001 the Company entered into an agreement with A.T. Cross Company, a major international manufacturer of fine writing instruments and pen computing products, granting a worldwide, non-exclusive license of the Company's patents surrounding the manufacture, use, and sale of devices used in print-to-internet technologies.

         In February 2001 the Company won Best of Show at the Internet World Wireless 2001 in the "Commerce" category. According to the IWW announcement, this award exemplifies the Company's outstanding achievements as a business leader in the internet marketplace, and represents broad industry recognition and appreciation of the Company's achievements.

         In March 2001, the Company was granted its fourth patent in nineteen months by the United States Patent and Trademark Office. The new patent extends the Company's IP Portfolio with voice link to the web.

         In March 2001, the Company purchased all of the net assets of Qode.com, Inc. (Qode), except for cash. In consideration for these assets, NeoMedia issued 274,699 shares of common stock, valued at $1,359,760. On August 31, 2001, the Company signed a non-binding letter of intent to sell the assets and liabilities of the Qode business unit to The Finx Group, Inc., a holding company based in Elmsford, NY. The final contract is contingent upon the completion of due diligence and definitive terms and conditions stated in the letter of intent. The Company intends to sell the assets and liabilities of Qode, which consist of all inventory, equipment and the ownership and operation of the comprehensive universal internet database along with the corresponding patents. The Finx Group will assume $620,000 in Qode payables and $800,000 in long-term leases in exchange for 500,000 shares of the Finx Group, right to use and sell Qode services, and up to $5 million in affiliate revenues over the next five years. (see Footnote 2 of the accompanying financial statements for further detail)

         In January 2002, the Company entered into an agreement with the law firm of Baniak Pine and Gannon, under which the firm will seek potential licensees of the Company's patent portfolio.

Industry Overview

         NeoMedia Internet Switching Services

         The goal of our Internet Switching Services business segment is to promote mass adoption of our switch and background computer process to link physical world objects to the Internet. Our switching platform is a state-of-the-art open and extensible cross-media publishing tool serving customers in a variety of industrial, commercial, and educational applications. This business segment is also responsible for licensing our intellectual property to others as a means of promoting this new market as well as providing a revenue and cash resource. We have been developing our physical world-to-Internet technology and offerings since 1996 and consider ourselves an innovator and pioneer in this industry. In the past year, we have seen similar technologies and concepts emerge in the marketplace, and see these events as a positive validation of the physical world-to-internet concept.

         Press from competitors such as AirClic, Inc. and Digimarc, Inc. is expected to continue to raise consumer awareness of physical-to-Web convergence. We believe the key to the adoption of physical world-to-Internet technologies in the marketplace will be in the development of real world applications that provide the end user a valuable experience. Our service offering, however, differs from those of AirClic and other competitors in that, unlike their products and services, our products do not require the use of a proprietary or specified device, and we offer our service on a private label basis. We are positioned to provide solutions that preserve the customer's brand and also provide tailored solutions to fit the customer needs.

         NeoMedia Consulting and Integration Services

         The technology and equipment resale business is becoming a commodity industry for products undifferentiated by value added proprietary elements and services. Resale operations are also being compressed as equipment manufacturers consolidate their distribution channels.

         Proprietary products, such as NeoMedia encoders, systems integration services and Integrated Document Factory solutions offer a competitive value-add to our NCIS business. We have unique offerings, which, to the extent that they meet market needs, offer the potential for growth in this industry. In addition, our recent high-end storage Area Network Solution allows us to participate in the higher-margin area of the open systems marketplace.

         The NCIS division also sells migration products (tools designed to "migrate" software code from one platform to another platform) primarily to mid-sized to large corporations and government agencies. The products include proprietary products and software tools to migrate Wang, HP3000, Data General, DEC and IBM DOS/VSE platforms (legacy systems) to a Unix or NT open system platform.

Strategy

         NeoMedia has spent the past five years inventing and patenting the now confirmed "space" of linking the physical and Internet environments and developing and implementing five generations of continuously refined switch technology that seamlessly bridges these environments.

         The Company is now entering a new phase of operations. This market has been validated with the emergence of other competitors, and the Company is turning its attention to the next stage of market development in this space; the implementation of service applications providing complete product solutions to traditional businesses with offerings related to commerce, publishing, extended media publishing, e-learning and others.

         While pursing these goals NeoMedia must remain aware of strategic issues, opportunities and constraints that will govern the interplay of competition and alliances in this rapidly emerging market.


Products/Services

     NeoMedia Internet Switching Services

                  PaperClick(TM) switching service. PaperClick(TM) is a state-of-the-art application-switching platform that links physical objects to digital media through the use of scanned UPC, EAN, or custom PaperClick(TM) codes. This dynamic open solution serves a wide variety of customers in industrial, commercial, and educational applications.

                  Intellectual Property Licensing. The Company currently holds four U.S. patents relating to the physical world-to-Internet marketplace. NeoMedia intends to license this intellectual property portfolio to companies endeavoring to tap the potential of this emerging market. To date, the Company has entered into such agreements with Digital:Convergence, A.T. Cross Company, and Symbol Technologies. During January 2002, NeoMedia announced that it had entered into an agreement with Baniak Pine and Gannon, a law firm specializing in patent licensing and litigation, under which the firm will represent NeoMedia in seeking out potential licensees of the Company's patent portfolio.

     NeoMedia Consulting and Integration Services

         NCIS is a group of highly skilled application developers thoroughly familiar with MSS and other associated NeoMedia technologies who contract to develop custom applications for clients.

                  Product Sales and Equipment Re-sales. NCIS markets and sells proprietary software products, including high-density symbology encoders (e.g. PDF417 and UPS Maxicode) and resells client-server hardware and related systems such as Sun Microsystems, IBM and others , as well as related applications software and services.

                  Integrated Document Factory (IDF). The IDF solution provides design and implementation of a collection of tested hardware and software solutions utilizing Xerox's printers and Sun servers to turn document creation, production, and printing into an assembly line manufacturing process. The system particularly assists financial service concerns such as banks, insurance companies, and brokerage firms as well as helps to manage high-volume printing of statements on a frequent basis.

                  Storage Area Networks (SAN). SAN is a Storage Management solutions and consultancy offering consisting of tools and services that insure data integrity, efficiency and accessibility, achieved through moving data backup, access and archival functions off of traditional LANs/WANs that are added on to a highly reliable independent managed network.

                  System Integration Services Systems. Integration Services is responsible for customer identification, pre and post sales relationship support, proposals, and account management surrounding custom application development for solutions involving the metered switch services (MSS). These customized solutions are built and integrated via the NAS business unit of the Company.

Strategic Relationships

     NeoMedia Internet Switching Services

         In January 2001, the Company entered into patent license with A.T. Cross Company, a major international manufacturer of fine writing instruments and pen computing products. Cross obtained the rights under the Company's print-to Internet patents for personal portable scanning devices used to link bar codes on documents and other physical consumer goods to corresponding Internet content. Cross will pay a royalty per device to the Company for license rights granted under this agreement.

         In May 2001, the Company entered into an agreement with Symbol Technologies, Inc., granting Symbol a worldwide, non-exclusive license of the Company's patents surrounding the sale and use of scanning devices used in physical world-to-Internet technologies.

     NeoMedia Consulting and Integration Services

         Although the NCIS business of segment the Company provides services and products to a spectrum of customers, ranging from closely held companies to Fortune 500 companies, for the years ended December 31, 2001 and 2000, one customer, Ameritech Services, Inc. ("Ameritech"), accounted for 36.6% and 29.9%, respectively, of NeoMedia NCIS revenue. The Company expects sales to Ameritech as a percentage of total sales to decline in the future. Furthermore, the Company does not have a written agreement with Ameritech and, therefore, there are no contractual provisions to prevent Ameritech from terminating its relationship with the Company at any time. Accordingly, the loss of this customer, or a significant reduction by it in buying the products and services offered by NeoMedia, absent diversification, would materially and adversely affect of NeoMedia NCIS's revenues and results of operations. In addition, a single supplier provides the equipment and software, which is re-marketed to this customer. Accordingly, the loss of this supplier would materially adversely affect NeoMedia NCIS. For these reasons, the Company is seeking, and continues to seek, to diversify its sources of revenue and vendors from whom it purchases.

Sales and Marketing

     NeoMedia Internet Switching Services

         PaperClick(TM). While the Company eliminated the majority of its sales and marketing staff during the third quarter of 2001, the Company continues to promote its PaperClick(TM) line of products to potential customers in a wide array of industries. Upon receipt of sufficient financing, the Company plans to re-focus its efforts on the sale of PaperClick(TM) licenses through the hiring of additional sales and marketing staff. NeoMedia has refocused its sales efforts by focusing on signing up channel partners who have industry market presence. NeoMedia is currently negotiating with a number of industry-focused companies who will be our "go-to-market" partners.

         Intellectual Property Licensing. During January 2002, the Company engaged Baniak Pine and Gannon, a law firm specializing in intellectual property licensing and litigation. The firm will assist NeoMedia in seeking out potential licensees of the Company's intellectual property portfolio, including any resulting litigation.

     NeoMedia Consulting and Integration Services

         NCIS markets its products and services, as well as those for which it acts as a remarketer, primarily through its direct sales force, which was composed of 8 personnel as of December 31, 2001. In addition, the business unit also relies upon its strategic alliances with industry leaders to help market its products and services, provide lead referrals and establish informal co-marketing arrangements. Representatives of the Company attend seminars and trade shows, both as speakers and participants, to help market its products and services.

Research and Development

     NeoMedia Internet Switching Services

         NeoMedia believes that its success in the Internet environment depends upon its ability to quickly develop new products and services, as well as make enhancements to its existing products. NISS employed 3, 24 and 19 persons in the area of product development as of December 31, 2001, 2000, and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, NeoMedia NAS incurred total software development costs of $2,064,000, $2,888,000 and $1,722,000, respectively, of which $1,515,000, $1,787,639 and $807,000, respectively, were capitalized as software development costs and $549,000, $1,101,000 and $915,000, respectively, were expensed as research and development costs.

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

         In addition to these issued patents, the Company continues to develop, acquire and prosecute a substantial portfolio of domestic and international patent applications that include broad claims that apply to its core business and markets.

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

         The Company does not believe that its proprietary technology and products infringe upon the rights of any third parties; however, there can be no assurance that a third party will not in the future claim infringement by the Company. Similarly, infringement claims could be asserted against products and technologies which the Company licenses from third parties.

         The Company may provide some of its products to end users using non-exclusive, non-transferable licenses which provide that the licensee may use the software solely for internal operations on designated computers at specific sites or by a specified number of users. The Company generally does not make source codes available for its products.

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

         During January 2002, the Company engaged Baniak Pine and Gannon, a law firm specializing in intellectual property licensing and litigation. The firm will assist NeoMedia in seeking out potential licensees of the Company's intellectual property portfolio, including any resulting litigation.

Competition

     NeoMedia Internet Switching Services

         The markets in which the Company competes are relatively new. Recent competitors in the print-to-web market include Digital:Convergence, Digimarc, and AirClic. The Company has a significant portfolio of both invented and acquired patents to support its proprietary technologies and provide a barrier to entry for potential competitors.

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

Employees

         As of December 31, 2001, the Company employed 21 persons. Of the 21 employees, 9 were located at the Company's headquarters in Fort Myers, FL, and 12 at other domestic locations. Of the 21 employees, 3 are dedicated to the NISS business unit, 12 are dedicated to the NCIS business unit, and 6 provide shared services used by both business units. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that its employee relations are good.

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

Safe Harbor Provision of the Private Securities Litigation Act of 1995

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                                  RISK FACTORS

Risks Specific To NeoMedia

         The Company Had A Retained Deficit; The Company Anticipates Future Losses.

         The Company has incurred substantial losses since our inception, and anticipates continuing to incur substantial losses for the foreseeable future. The Company incurred a loss of $25,469,000 in the year ended December 31, 2001, $5,409,000 in the year ended December 31, 2000, $10,472,000 in the year ended December 31, 1999, $11,495,000 in the year ended December 31, 1998, and $5,973,000 in the year ended December 31, 1997. The Company's accumulated losses were approximately $63,344,000 as of December 31, 2001. As of December 31, 2001 and 2000, we had a working capital (deficit) of approximately $(5,163,000) and $8,426,000, respectively. The Company had stockholders' equity of $(263,000) and $19,110,000 at December 31, 2001 and 2000, respectively. The Company generated revenues of $8,142,000 and $27,565,000 for the years ended December 31, 2001 and 2000. In addition, during years ended December 31, 2001 and 2000, the Company recorded negative cash flows from operations of $5,202,000 and $6,775,000, respectively. To succeed, the Company must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. The Company has expended and will continue to expend substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, the Company may not be able to achieve or sustain profitability.

         The Company's Auditors Have Qualified Their Report On The Company Financial Statements With Respect To The Company's Ability To Continue As A Going Concern.

         The report of Stonefield Josephson, Inc., the Company's current independent auditors, with respect to the Company's financial statements and the related notes for the year ended December 31, 2001, indicate that, at the date of their report, the Company had suffered recurring losses from operations and the Company's current cash position raised substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from this uncertainty. The report of Arthur Andersen LLP, the Company's former independent auditors, with respect to the Company's financial statements and the related notes for the years ended December 31, 2000 and 1999, indicate that, at the date of their report, the Company had suffered recurring losses from operations and the Company's current cash position raised substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from this uncertainty.

         Because The Physical World - to - Internet Market In Which The Company Operates Has Existed For A Short Period Of Time, There Is Limited Information Upon Which Investors Can Evaluate the Business.

         The physical world-to-Internet market in which the Company operates is a recently developed market. Further, the Company has conducted operations in this market only since March 1996. Consequently, the Company may be deemed to have a relatively limited operating history upon which investors may base an evaluation of the Company's primary business and determine its prospects for achieving intended business objectives. To date, the Company has sold our physical world-to-Internet products to only 12 companies. Further, Digital:Convergence Corporation, the Company's primary customer for the Company's physical world-to-Internet products, is facing pressing financial difficulties and is presently being sued by the Company for default on a promissory note issued to the Company in lieu of payment. The Company is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. Investors should consider the likelihood of the company's future success to be highly speculative in light of the Company's limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the physical world-to-Internet space. To address these risks, the Company must, among other things,

         o        Maintain and increase the Company's client base;

         o Implement and successfully execute the Company's business and marketing strategy;

         o        Continue to develop and upgrade the Company's products;

         o Continually update and improve the Company's service offerings and features;

         o        Respond to industry and competitive developments; and

         o        Attract, retain, and motivate qualified personnel.

         The Company may not be successful in addressing these risks. If the Company were unable to do so, the Company's business, prospects, financial condition, and results of operations would be materially and adversely affected.

         Fluctuations In The Company's Operating Results May Affect The Company's Stock Price.

         As a result of the emerging and evolving nature of the markets in which the Company competes, as well as the current nature of the public markets and the Company's current financial condition, the Company believes its operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of the Company's results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, the Company results of operations fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely be materially and adversely affected. Investors should not rely on the Company's results of any interim period as an indication of the Company's future performance. Additionally, the Company's quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may cause the Company's quarterly results to fluctuate include, among others:

         o The Company's ability to retain existing clients and customers;

         o The Company's ability to attract new clients and customers at a steady rate;

         o        The Company's ability to maintain client satisfaction;

         o The Company's ability to motivate potential clients and customers to acquire and implement new technologies;

         o The extent to which the Company's products gain market acceptance;

         o        The timing and size of client and customer purchases;

         o        Introductions of products and services by competitors;

         o Price competition in the markets in which the Company competes;

         o The pricing of hardware and software which the Company resells or integrates into it's products;

         o The level of use of the Internet and online services and the rate of market acceptance of physical world-to-Internet marketing;

         o The Company's ability to upgrade and develop it's systems and infrastructure in a timely and effective manner;

         o The Company's ability to attract, train, and retain skilled management, strategic, technical, and creative professionals;

         o The amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations, and infrastructure;

         o Unanticipated technical, legal, and regulatory difficulties with respect to use of the Internet; and

         o General economic conditions and economic conditions specific to Internet technology usage and electronic commerce.

         The Company Is Uncertain Of The Success Of The Company's Internet Switching Services Business Unit And The Failure Of This Unit Would Negatively Affect The Price Of The Company's Stock.

         The Company provides products and services that provide a seamless link from physical objects, including printed material, to the Internet. The Company can provide no assurance that:

         o This application services business unit will ever achieve profitability;

         o The Company's current product offerings will not be adversely affected by the focusing of the Company resources on the physical world-to-Internet space; or

         o The products the Company develops will obtain market acceptance.

In the event that the application Services business unit should never achieve profitability, that the Company's current product offerings should so suffer, or that the Company's products fail to obtain market acceptance, the Company's business, prospects, financial condition, and results of operations would be materially adversely affected.

         The Company Depends On The Resale Of Software And Equipment For Revenue And A Reduction In These Sales Would Materially Adversely Affect The Company's Operations And The Value Of The Company's Stock.

         During the years ended December 31, 2001, 2000, 1999, 1998, and 1997, we derived 73%, 66%, 78%, 72%, and 78%, respectively, of the Company's revenues from the resale of computer software and technology equipment. A loss or a reduction of this revenue would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations, as well as the Company's stock price. The Company can provide no assurance that:

         o The market for the Company's products and services will continue;

         o The Company will be successful in marketing these products due to competition and other factors;

         o The Company will continue to be able to obtain short-term financing for the purchase of the products that the Company resells; or

         o The Company's relationship with companies whose products and services it sells will continue, the Company's relationship with Sun Microsystems Computer Company.

         Further, the technology and equipment resale business is becoming a commodity industry for products undifferentiated by value-added proprietary elements and services. A large number of companies act as re-marketers of another party's products, and therefore, the competition in this area is intense. Resale operations are also being compressed as equipment manufacturers consolidate their distribution channels. In some instances, the Company, in acting as a re-marketer, may compete with the original manufacturer. An inability to effectively compete and generate revenues in this industry would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

         A Large Percentage Of The Company's Assets Are Intangible Assets, Which Will Have Little Or No Value If The Company's Operations Are Unsuccessful.

         At December 31, 2001, approximately 56% of the Company's total assets were intangible assets, consisting primarily of rights related to the Company's patents and other intellectual property. If the Company operations are unsuccessful, these assets will have little or no value, which will materially adversely affect the value of the Company's stock and the ability of the Company's stockholders to recoup their investments in the Company's capital stock.

         The Company's Marketing Strategy Has Not Been Tested And May Not Result In Success.

         To date, the Company has conducted limited-marketing efforts directly. All of the Company's marketing efforts have been largely untested in the marketplace, and may not result in sales of the Company's products and services. To penetrate the markets in which the Company competes, the Company will have to exert significant efforts to create awareness of, and demand for, the Company's products and services. With respect to the Company's marketing efforts conducted directly, the Company intends to expand the Company's sales staff upon receipt of adequate financing. The Company's failure to further develop it's marketing capabilities and successfully market it's products and services would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

         The Company Relies On Internally Developed Systems, Which Are Inefficient, Which May Put The Company At A Competitive Disadvantage.

         The Company uses internally developed technologies for a portion of it's systems integration services, as well as the technologies required to interconnect it's clients' and customers' physical world-to-Internet systems and hardware with the Company's own. As the Company has developed these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems are inefficient and require a significant amount of customization. Such client and customer specific customization is time-consuming and costly and may place the Company at a competitive disadvantage when compared to competitors with more efficient systems. The Company intends to upgrade and expand it's systems and technologies and to integrate newly-developed and purchased technologies with it's own in order to improve the efficiency of the company's systems and technologies, although the Company is unable to predict whether these upgrades will improve the Company's competitive position when compared to it's competitors.

         The Company Has Limited Human Resources; The Company Needs To Attract And Retain Highly Skilled Personnel; And The Company May Be Unable To Effectively Manage Company Growth With the Company's Limited Resources.

         The Company's future success will depend in large part on the Company's ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than the Company has currently. The Company may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. Due to the Company's current working capital deficiency, the Company is currently unable to afford a directors' and officers' liability insurance policy with a term of greater than six months. The Company's existing policy expires on July 25, 2002. To the extent that sufficient resources are available, the Company intends to maintain a directors' and officers' liability insurance policy at all times. However, any inability to maintain such liability insurance in the future would materially adversely affect the Company's ability to attract and retain qualified director and officer candidates. If the Company is not successful in attracting and retaining qualified personnel, it's business, prospects, financial condition, and results of operations would be materially adversely affected.

         The Company Depends Upon The Company's Senior Management And Their Loss Or unavailability Could Put The Company At A Competitive Disadvantage.

         The Company's success depends largely on the skills of certain key management and technical personnel. The loss or unavailability of any of these individuals for any significant period of time could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. None of the Company's key management or technical personnel is presently subject to employment agreements. The Company has recently awarded stock options to key members of management. All key management personnel are required to sign non-solicitation and confidentiality agreements. However, there is no guarantee that these option incentives or contractual restrictions will discourage the Company's key management and technical personnel from leaving. If the Company were not successful in retaining it's key personnel, the Company's business, prospects, financial condition, and results of operations would be materially adversely affected.

         The Company May Be Unable To Protect The Company's Intellectual Property Rights And The Company May Be Liable For Infringing The Intellectual Property Rights Of Others.

         The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon the Company's proprietary technology, including the Company's patents and other intellectual property, and on the Company's ability to protect the Company's proprietary technology and other intellectual property rights. In addition, the Company must conduct the Company's operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of the Company's employees, as well as the Company's patents. To protect the Company's proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. The Company has four patents for it's physical world-to-Internet technology. The Company also has several trademarks relating to the Company's proprietary products. Although the Company believes that the Company has taken appropriate steps to protect the Company's unpatented proprietary rights, including requiring that the Company's employees and third parties who are granted access to the Company's proprietary technology enter into confidentiality agreements with the Company, the Company can provide no assurance that these measures will be sufficient to protect the Company's rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to the Company.

         The Company licenses from third parties certain software tools that it includes in the Company's services and products. If any of these licenses were terminated, the Company could be required to seek licenses for similar software from other third parties or develop these tools internally. The Company may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all. Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. The Company may in the future be required to defend the Company's intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, the Company. An adverse determination could subject the Company to significant liabilities to third parties, require the Company to seek licenses from, or pay royalties to, third parties, or require the Company to develop appropriate alternative technology. Some or all of these licenses may not be available to the Company on acceptable terms or at all, and the Company may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. See "Risks Specific To NeoMedia - Currently Pending Legal Actions Threaten To Divest The Company Of Critical Intellectual Property."

         Currently Pending Legal Actions Threaten To Divest The Company Of Critical Intellectual Property.

         On September 6, 2001, AirClic, Inc. ("AirClic") filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company under the terms of a letter of intent entered into between AirClic and the Company. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note issued by the Company to AirClic in respect of such advance. The note issued by the Company in respect of AirClic's $500,000 advance is secured by substantially all of the Company's intellectual property, including its core physical world-to-Internet technologies. If the Company is deemed to have defaulted under the note, and does not pay the judgment, AirClic, which is one of NeoMedia's key competitors, could acquire the Company's core intellectual property, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this lawsuit and has interposed counterclaims against AirClic. The lawsuit is in its preliminary stages and, as such, at this time it is difficult to assess the outcome. Whether or not AirClic is successful in asserting its claims that the Company breached certain representations made by the Company in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to the Company, payment of the note and related interest would have a material adverse effect on the Company's financial condition. If the Company fails to pay such note, AirClic could proceed against the Company's intellectual property securing the note, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is aggressively seeking bridge financing to enable it to pay the principal and interest remaining under the note following the resolution of the counterclaims against AirClic. The Company has not accrued any additional liability over and above the note payable and related accrued interest.

         AirClic has also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic seeks a declaration that certain core intellectual property securing the note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending is invalid and unenforceable. Any declaration that the Company's core patented or patentable technology is invalid and unenforceable would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending against this lawsuit as well. The Company has not accrued any liability in connection with this matter. See "Risks Specific to NeoMedia - The Company May Be Unable To Protect It's Intellectual Property Rights And The Company May Be Liable For Infringing The Intellectual Property Rights Of Others".

         The Company Is Exposed To Product Liability Claims For Which Insurance Coverage Is Limited, Potentially Inadequate And In Some Cases Unavailable, And An Uninsured Claim Could Have A Material Adverse Effect On The Company's Business, Prospects, Financial Condition, And Results Of Operations, As Well As The Value Of The Company Stock.

         Many of the Company's projects are critical to the operations of the Company's clients' businesses. Any failure in a client's information system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company could, therefore, be subject to claims in connection with the products and services that it sells. The Company currently maintains product liability and errors and omissions insurance. There can be no assurance that:

         o The Company has contractually limited our liability for such claims adequately or at all;

         o The Company would have sufficient resources to satisfy any liability resulting from any such claim;

         o The Company coverage, if available, will be adequate in term and scope to protect it against material adverse effects in the event of a successful claim; or

         o The Company insurer will not disclaim coverage as to any future claim.

         The successful assertion of one or more large claims against the Company that exceed available insurance coverage could materially adversely affect the Company's business, prospects, financial condition, and results of operations.

         The Company Cannot Predict its Future Capital Needs And The Company May Not Be Able To Secure Additional Financing.

         The Company expects to receive up to $500,000 attributable to the payment of the exercise prices of options for shares of common stock that the Company is in the process of registering for public resale. The Company also expects to receive up to $3,230,000, plus interest at a rate of 6% per annum, upon repayment of promissory notes issued to the Company, in each case as consideration for 19,000,000 shares of Company common stock, sold at $0.17 per share. Despite the anticipated infusion of such capital, and because the Company cannot reliably predict when or if such warrant exercises, cash payments and note repayments will occur, if at all, the Company is unable to determine whether and for how long the Company will be able to meet its capital requirements. The Company anticipates offerings up to 10,000,000 additional shares of common stock within six months of the date of this filing and offering of convertible debt and preferred stock securities in order to obtain short-term financing. As is typical with short-term, bridge financing, this capital may be obtained upon terms highly unfavorable to the Company. Further, the Company cannot be certain that anticipated revenues from operations would be sufficient to satisfy its capital requirements. The Company believes that it will have sufficient capital to sustain operations through December 31,2002. The Company's belief is based on its operating plan, which in turn is based on assumptions that may prove to be incorrect. If capital raised from financing efforts and the Company's financial resources are insufficient it may require additional financing in order to execute on the Company operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock may experience additional dilution.

         Because The Company Will Not Pay Cash Dividends, Investors May Have To Sell Their Shares In Order To Realize Their Investment.

         The Company has not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for reinvestment in the development and marketing of its products and services. Any credit agreements into which the Company may enter with institutional lenders may restrict the Company's ability to pay dividends. Whether the Company pays cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, and any other factors that the Board of Directors decides is relevant. As a result, investors may have to sell their shares of common stock to realize their investment.

         Some Provisions Of The Company's Certificate of Incorporation And By-Laws May Deter Takeover Attempts, Which May Limit The Opportunity Of The Company's Stockholders To Sell Their Shares At A Premium To The Then Market Price.

         Some of the provisions of the Company's certificate of incorporation and by-laws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to the Company's stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. On December 10, 1999, the Company's Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire Series A Preferred Stock of the Company, par value $0.01 per share, on each outstanding share of the Company's common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The stockholder rights plan was adopted as an anti-takeover measure commonly referred to as a "poison pill." The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of the corporation and to guard against partial or two-tiered tender offers, open market accumulations and other hostile tactics to gain control of NeoMedia. The stockholders rights plan, which is similar to plans adopted by many leading public companies, was not adopted in response to any effort to acquire control of NeoMedia at the time of adoption. This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in control of NeoMedia. Certain of our directors, officers and principal stockholders, Charles
W. Fritz, William E. Fritz and The Fritz Family Limited Partnership were exempted from triggering the "poison pill" as a result of their significant holdings at the time of the plan's adoption, which otherwise might have triggered the "poison pill."

         In addition, the Company's certificate of incorporation authorizes the Board of Directors to designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, and redemption rights, and sinking fund provisions.

         The Company is authorized to issue a total of 10,000,000 shares of Preferred Stock, par value $0.01 per share. The Company's designated Preferred Stock is comprised of 200,000 shares of Series A Preferred Stock, par value $0.01 per share, which shares are issuable in connection with the Company's stockholders rights plan, and 500,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share, of which 452,289 shares were issued as of December 31, 2001. The 452,489 Series B shares outstanding as of December 31, 2001 automatically converted into the same number of common shares on January 2, 2002.

         The Company's Common Stock Trades Sporadically, The Offering Price Of The Common Stock Is Arbitrary, The Market Price Of The Securities May Be Volatile, And The Company Must Satisfy The Applicable Requirements For The Common Stock To Trade On The Nasdaq Small Cap Market.

         The Company's common stock currently trades sporadically on the Nasdaq Small Cap Market. The market for the Company's common stock may continue to be an inactive market. Accordingly, unless and until an active public market develops, investors may have difficulty selling their shares of common stock into which the preferred stock offered is automatically convertible at a price that is attractive to the investor.

         The Company's common stock has traded as low as $0.11 and as high as $6.75 between June 30, 2000 and March 5, 2002. From time to time after this filing, the market price of the common stock may experience significant volatility. The Company's quarterly results, failure to meet analysts expectations, announcements by the Company or the Company's competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, changes in general conditions in the economy, and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect the Company's business, prospects, financial condition, and results of operations. The Nasdaq Stock Market has net capital surplus and stock price maintenance criterion for trading on the Nasdaq Small Cap Market. The Company is currently below the minimum requirements for Net Tangible Assets and Stockholder equity. The Company's ability to continue to be listed on the Nasdaq Stock Market will depend on whether the Company is able to maintain net tangible assets of at least $2,000,000 and maintain a minimum stock price of $1.00.

         If the Company cannot maintain the standards for continued listing, the Company's common stock could be subject to delisting from the Nasdaq Small Cap Market. Trading, if any, in the common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board established for securities that do not meet the Nasdaq Small Cap Market listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's shares.

         Investors May Suffer Significant Additional Dilution If Outstanding Options And Warrants Are Exercised.

         The Company also has outstanding stock options to purchase approximately 5.0 million shares of common stock and warrants to purchase approximately 3.2 million shares of common stock, some of which may in the future, but do not currently, have exercise prices at or significantly below the price at which the preferred stock converts into common stock or the price of the Company's common shares on the public market. To the extent such options or warrants are exercised, there will be further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

         Future Sales Of Common Stock By The Company's Existing Stockholders Could Adversely Affect The Company's Stock Price.

         The market price of the Company's common stock could decline as a result of sales of a large number of shares of the Company's common stock in the market as a result of offerings of common stock or securities convertible, exercisable or exchangeable for common stock, or the perception that these sales could occur. These sales also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that the Company deems appropriate. The Company's officers and directors are not currently subject to lock-up agreements preventing them from selling their shares. Two of the Company's officers and directors, Charles W. Fritz and William E. Fritz intend to sell an aggregate of 3,945,551 shares of common stock in connection with a registration that we are currently in the process of making effective. Additionally, shares issued upon the exercise of stock options granted under the Company's stock option plans will be eligible for resale in the public market from time to time subject to vesting.

         In addition, the Company may offer for sale up to 10,000,000 additional shares of common stock within six months from the date of this filing, as necessary to raise capital to sustain Company operations. While applicable law provides that unregistered securities may not generally be resold within one year of their purchase, market conditions may require the Company to register such shares for public sale earlier than such shares would otherwise become freely tradable, thereby creating the possibility of further dilution to purchasers of the Company shares.

Risks Relating To The Company's Industry

         Internet Security Poses Risks To The Company's Entire Business.

         Concerns over the security of the Internet and other electronic transactions and the privacy of consumers and merchants may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions, which may have a material adverse effect on the Company's physical world-to-Internet business.

         The Company Will Only Be Able To Execute Its Physical World-To-Internet Business Plan If Internet Usage and Electronic Commerce Continue To Grow.

         The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of information and commerce. If use of the Internet and other online services does not continue to grow or grows more slowly than the Company expects, if the infrastructure for the Internet and other online services does not effectively support the growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's physical world-to-Internet business, and therefore the Company's business, prospects, financial condition, and results of operations, could be materially adversely affected. Rapid growth in the use of, and interest in, the Internet, the Web, and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of information retrieval or commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and few services and products have generated profits. For the Company to be successful, consumers and businesses must be willing to accept and use novel and cost efficient ways of conducting business and exchanging information.

         In addition, the public in general may not accept the Internet and other online services as a viable commercial or information marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online networks continue to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the Internet and online networks may be unable to support the demands placed upon them. In addition, the Internet or other online networks could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Significant issues concerning the commercial and informational use of the Internet and online networks technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. Changes in, or insufficient availability of, telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online networks generally and the Company's physical world-to-Internet product and networks in particular.

         The Company May Not Be Able To Adapt As The Internet, Physical World-to-Internet, Equipment Resales, And Systems Integrations Markets, And Customer Demands, Continue To Evolve.

         The Company may not be able to adapt as the Internet, physical world-to-Internet, equipment resales and systems integration markets, and consumer demands, continue to evolve. The Company's failure to respond in a timely manner to changing market conditions or client requirements would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Internet, physical world-to-Internet, equipment resales, and systems integration markets are characterized by:

         o        Rapid technological change;

         o        Changes in user and customer requirements and preferences;

         o Frequent new product and service introductions embodying new technologies; and

         o The emergence of new industry standards and practices that could render proprietary technology and hardware and software infrastructure obsolete.

The Company's success will depend, in part, on its ability to:

         o Enhance and improve the responsiveness and functionality of the Company's products and services;

         o License or develop technologies useful in the Company's business on a timely basis;

         o Enhance the Company's existing services, and develop new services and technologies that address the increasingly sophisticated and varied needs of the Company's prospective or current customers; and

         o Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         The Company May Not Be Able To Compete Effectively In The Markets In Which It Competes.

         While the market for physical world-to-Internet technology is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by the Company. NeoMedia believes that competition will intensify and increase in the future. The Company's target market is rapidly evolving and is subject to continuous technological change. As a result, the Company's competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

         In addition, the equipment resales and systems integration markets are increasingly competitive. The Company competes in these industries on the basis of a number of factors, including the attractiveness of the services offered, the breadth and quality of these services, creative design and systems engineering expertise, pricing, technological innovation, and understanding clients' needs. A number of these factors are beyond the Company's control. Existing or future competitors may develop or offer products or services that provide significant technological, creative, performance, price, or other advantages over the products and services offered by NeoMedia.

         Many of the Company's competitors have longer operating histories, larger customer bases, and longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than the Company does. Based on total assets and annual revenues, the Company is significantly smaller than its two largest competitors in the physical world-to-Internet industry, the primary focus of the Company's business. Similarly, the Company competes against significantly larger and better-financed companies in the Company's systems integration and resales businesses, including the manufacturers of the equipment and technologies that the Company integrates and resells. If NeoMedia competes with its primary competitors for the same geographical or institutional markets, their financial strength could prevent the Company from capturing those markets. The Company may not successfully compete in any market in which it conducts or may conduct operations. In addition, based on the increasing consolidation, price competition, and participation of equipment manufacturers in the systems integration and equipment resales markets, the Company believes that it will not be able to compete effectively in these markets in the future. It is for this reason, that the Company has increasingly focused its business plan on competing in the emerging market for physical world-to-Internet products.

         Regulatory And Legal Uncertainties Could Harm The Company's Business.

         The Company is not currently subject to direct regulation by any government agency other than laws or regulations applicable generally to electronic commerce. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services, could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as taxation, user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's services and increase the Company's cost of doing business, or otherwise have a material adverse effect on its business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively.

         Certain of the Company's proprietary technology allow for the storage of demographic data from its users. In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit the Company's ability to collect and use information collected by the Company's technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. The Company could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if the Company's privacy practices are investigated.

ITEM 2.  Description of Properties

         The Company's principal executive, development and administrative office is located at 2201 Second Street, Suite 600, Fort Myers, Florida 33901. The Company occupies approximately 15,000 square feet under terms of a written lease from an unaffiliated party which expired on January 31, 2001. The Company signed a renewal for three years at this facility during the first quarter of 2001. The Company has a sales facility at 2150 Western Court, Suite 230, Lisle, Illinois 60532, where the Company occupies approximately 6,000 square feet under the terms of a written lease from an unaffiliated party expiring on October 31, 2003. In March 2001, with the acquisition of the assets of Qode.com, Inc., the Company added an additional 8,388 square feet office lease at 4850 N. State Road 7, Suite 104, Ft. Lauderdale, Florida, with monthly rent totaling approximately $9,200. The lease expires March, 2005. This lease is being terminated subject to a settlement agreement between the Company and Headway associates, the landlord (see "Legal Proceedings").

         During 2001, we closed our office in Monterrey, Mexico, which was primarily used for sales and consulting efforts.

         The Company believes that its existing office space is adequate to meet its current and short-term requirements.

ITEM 3.  Legal Proceedings

         The Company is involved in the following legal actions arising in the normal course of business, both as claimant and defendant.

         On September 6, 2001, AirClic, Inc. ("AirClic") filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company under the terms of a letter of intent entered into between AirClic and the Company. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note issued by the Company to AirClic in respect of such advance. The note issued by the Company in respect of AirClic's $500,000 advance is secured by substantially all of the Company's intellectual property, including its core physical world-to-Internet technologies. If the Company is deemed to have defaulted under the note, and does not pay the judgment, AirClic, which is one of the NeoMedia's key competitors, could acquire the Company's core intellectual property, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this lawsuit and has interposed counterclaims against AirClic. The lawsuit is in its preliminary stages and, as such, at this time it is difficult to assess the outcome. Whether or not AirClic is successful in asserting its claims that the Company breached certain representations made by the Company in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to the Company, payment of the note and related interest would have a material adverse effect on the Company's financial condition. If the Company faisl to pay such note, AirClic could proceed against the Company's intellectual property securing the note, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is aggressively seeking bridge financing to enable it to pay the principal and interest remaining under the note following the resolution of the counterclaims against AirClic. The Company has not accrued any additional liability over and above the note payable and related accrued interest.

         AirClic has also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic seeks a declaration that certain core intellectual property securing the note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending is invalid and unenforceable. Any declaration that the Company's core patented or patentable technology is invalid and unenforceable would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending against this lawsuit as well. The Company has not accrued any liability in connection with this matter.

         On June 26, 2001, the Company filed a $3 million lawsuit in the U.S. District Court, Northern District of Texas, Dallas Division, against Digital:Convergence Corporation for breach of contract regarding a $3 million promissory note due on June 24, 2001 that was not paid. The Company is seeking payment of the $3 million note plus interest and attorneys fees. The Company has not accrued any gain contingency related to this matter.

         In April 2001, the former President and director of NeoMedia filed a lawsuit against the Company and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. The Company believes the claim is without merit and is vigorously defending itself. Final outcome of this matter is uncertain and a range of loss cannot reasonably be estimated. The Company has accrued approximately $347,000 in severance and incentive payments relating to this matter.

         On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. The Company has entered into a letter of intent with the Finx Group, Inc. to sell certain assets and liabilities relating to Qode. As part of the letter of intent, the Finx Group will assume all liabilities up to $138,000 relating to the Ripfire contract. Accordingly, the Company has not accrued a liability in the accompanying financial statements. The Company, along with the Finx Group, is currently negotiating settlement of this matter.

         On October 3, 2001, Headway Associates, Ltd. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit. The lease commenced on March 3, 2000 and terminates on March 31, 2005. On February 25, 2002, Headway agreed to accept $100,000 cash payment over a two-month period for settlement of all past-due and future amounts owed under the lease. This amount is accrued in the accompanying financial statements.

         On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. The Company has entered into a letter of intent with the Finx Group, Inc. to sell certain assets and liabilities relating to Qode. As part of the letter of intent, the Finx Group will assume all liabilities up to $530,000 relating to the Orsus contract. Accordingly, the Company has not accrued a liability in the accompanying financial statements. The Company, along with the Finx Group, is currently negotiating settlement of this matter.

         On March 20, 2002, IOS Capital, Inc. filed a summons seeking full payment of approximately $38,700 relating to past due and future payments under an office equipment lease. The Company has returned the equipment and intends to settle the past due amounts. As of December 31, 2001, the Company had recorded a liability of approximately $10,000 relating to this matter.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On October 24, 2001, the Company filed a proxy statement with the SEC to request a shareholder vote that would increase the number of the Company's authorized shares of common stock from 50,000,000 shares to 100,000,000 and increase the number of the Company's authorized shares of preferred stock from 10,000,000 shares to 25,000,000. The proxy also requested approval to sell 19,000,000 shares of common stock to accredited investors in exchange for limited recourse promissory notes. On December 11, 2001, the Company's shareholders approved the sale of 19,000,000 shares at $0.08 per share in exchange for limited recourse promissory notes. The price has since been increased to $0.17 per share. The proposition to increase the number of authorized common and preferred shares did not pass as a result of the failure to secure favorable votes from holders of a majority of the outstanding shares.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. NeoMedia's common stock began trading on The Nasdaq Small Cap Stock Market under the symbol "NEOM" on November 25, 1996, the date of its initial public offering. Prior to such time there was no established public trading market for NeoMedia's common stock.

         Set forth below is the range of high and low sales prices for the common stock and warrants for the three-month periods indicated as reported by NASDAQ. The quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

      Type of Security     Period Ended                  High             Low
      ----------------     ------------                  ----             ---
      Common Stock         March 31, 2000              $ 14.50            $5.69
                           June 30, 2000               $ 11.13            $5.00
                           September 30, 2000          $  6.75            $4.13
                           December 31, 2000           $  6.50            $1.94
                           March 31, 2001              $  6.00            $2.50
                           June 30, 2001               $  4.50            $1.76
                           September 30, 2001          $  1.85            $0.16
                           December 31, 2001           $  0.24            $0.11

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

         (b) Holders. As of March 13, 2002, there were 158 registered shareholders and approximately 3,000 beneficial shareholders of record of NeoMedia's common stock. NeoMedia believes that it has a greater number of shareholders because a substantial number of NeoMedia's common stock is held of record in street name by broker-dealers for their customers.

         (c) Dividends. As of March 15, 2002, NeoMedia has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its businesses. As of March 15, 2002, NeoMedia has a letter of credit with Bank One, Chicago, Illinois, the terms of which require Bank One's written permission prior to the declaration of cash dividends.

         (d) Recent Issuances of Unregistered Securities.

         In November 1998, NeoMedia borrowed $500,000, in two separate notes from unrelated third parties. These notes were due in November, 1999 with an interest rate of 20%. One $250,000 note was extended until January 6, 2000, and the other was extended until February 25, 2000. These notes were secured by 375,000 shares of NeoMedia's common stock by placing them in an escrow account. These shares were considered issued but not outstanding for 1999. As part of obtaining the financing, 37,500 stock warrants, exercisable at $2.00 per share, were issued to the lender. These warrants were exercised in February 2000. During 2000, both notes were repaid and the 375,000 shares securing the notes have been released from escrow and retired by the Company.

         In January 1999, NeoMedia issued 82,372 shares of NeoMedia's common stock to an individual related party at a price of $3.04 per share. In connection with the sale, NeoMedia also issued 8,237 warrants with an exercise price of $3.04. The gross proceeds of such transaction were approximately $250,000.

         In January 1999, NeoMedia issued warrants to purchase 230,000 shares of common stock at a price of $2.13 per share to an outside consultant for services performed.

         In January and February 1999, NeoMedia issued an aggregate of 145,000 shares of NeoMedia's common stock at a price of $3.50 per share to five individual and one institutional unrelated parties. In connection with the sale, NeoMedia also issued an aggregate of 3,000 warrants with an exercise price of $3.50. The gross proceeds of such transaction were approximately $507,500. In connection with the sale, NeoMedia also issued as a commission 280,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $2.13 per share

         In January 1999, NeoMedia issued 42,857 shares of NeoMedia's common stock at a price of $3.50 per share to an individual related party. In connection with the sale, NeoMedia also issued 4,286 warrants with an exercise price of $3.50. The gross proceeds of such transaction were approximately $150,000.

         In February 1999, NeoMedia issued 250,000 shares of NeoMedia's common stock at a price of $4.00 per share to AT Cross Company, an unrelated party. In connection with the sale, NeoMedia also issued 100,000 warrants with an exercise price of $5.00. The gross proceeds of such transaction were $1,000,000.

         In April 1999, NeoMedia issued an aggregate of 1,000,000 shares of NeoMedia's common stock at a price of $3.45 per share to two individual and three institutional unrelated parties. The gross proceeds of such transaction were approximately $3,450,000. In connection with the sale, NeoMedia issued as a commission 175,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $3.45 per share.

         In April 1999, NeoMedia issued warrants to purchase 50,000 shares of common stock at a price of $0.01 per share to an outside institution for services performed.

         In May 1999, NeoMedia issued an aggregate of 65,000 shares of NeoMedia's common stock at a price of $4.75 per share to two individual unrelated parties. In connection with the sale, NeoMedia also issued an aggregate of 6,500 warrants with an exercise price of $5.00. The gross proceeds of such transaction were approximately $309,000. In connection with the sale, NeoMedia paid commissions of $3,375 cash plus 3,250 warrants to purchase shares of NeoMedia common stock at an exercise price of $5.00 per share.

         In June 1999, NeoMedia issued 250,000 shares of NeoMedia's common stock at a price of $4.00 per share to AT Cross Company, an unrelated party. In connection with the sale, NeoMedia also issued 100,000 warrants with an exercise price of $7.00. The gross proceeds of such transaction were approximately $1,000,000.

         In September 1999, NeoMedia issued an aggregate of 210,000 shares of NeoMedia's common stock at a price of $7.00 per share to one individual and two institutional unrelated parties. The gross proceeds of such transaction were approximately $1,470,000. In connection with the sale, NeoMedia issued as a commission 105,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $6.00 per share.

         In September 1999, NeoMedia issued an aggregate of 275,231 shares of NeoMedia's common stock at a price of $5.75 per share to two individual and three institutional unrelated parties. In connection with the sale, NeoMedia also issued an aggregate of 27,523 warrants with an exercise price of $6.75. The gross proceeds of such transaction were approximately $1,583,000. In connection with the sale, NeoMedia paid commissions of $30,000 cash, and also issued 11,172 shares of its common stock valued at $6.19 per share and 10,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $6.19 per share.

         In October 1999, NeoMedia issued 15,000 shares of NeoMedia's common stock at a price of $4.38 per share to an individual unrelated party. In connection with the sale, NeoMedia also issued 1,500 warrants with an exercise price of $4.38. The gross proceeds of such transaction were approximately $66,000.

         In November 1999, NeoMedia issued an aggregate of 143,334 shares of NeoMedia's common stock at a price of $3.75 per share to two individual and two institutional unrelated parties. In connection with the sale, NeoMedia also issued an aggregate of 5,067 warrants with an exercise price of $5.50, 1,267 warrants with an exercise price of $4.75, 5,333 warrants with an exercise price of $4.67, and 2,667 warrants with an exercise price of $5.84. The gross proceeds of such transaction were approximately $538,000. In connection with the sale, NeoMedia paid commissions of approximately $35,000.

         In January 2000, NeoMedia issued an aggregate of 301,368 shares of NeoMedia's common stock at a price of $3.75 per share to ten individual and four institutional unrelated parties. In connection with the sale, NeoMedia also issued an aggregate of 12,570 warrants with an exercise price of $7.19, 5,400 warrants with an exercise price of $6.44, and 12,167 warrants with an exercise price of $7.37. The gross proceeds of such transaction were approximately $1,130,000. In connection with the sale, NeoMedia issued as commissions 9,502 shares of its common stock valued at $7.09 per share.

         In February 2000, NeoMedia issued 39,535 shares of NeoMedia's common stock at a price of $6.88 per share to one individual and one institutional unrelated party. In connection with the sale, NeoMedia also issued 2,500 warrants with an exercise price of $12.74 and 1,454 warrants with an exercise price of $9.56. The gross proceeds of such transaction were approximately $272,000.

         In February 2000, NeoMedia issued 50,000 shares of NeoMedia's common stock at a price of $6.00 per share to an institutional unrelated party. In connection with the sale, NeoMedia also issued 2,982 warrants with an exercise price of $10.06. The gross proceeds of such transaction were approximately $300,000.

         In February 2000, NeoMedia issued 37,500 shares of NeoMedia common stock upon the exercise of outstanding warrants at a price of $2.00 per share. The gross proceeds of such transaction were approximately $75,000.

         In March 2000, NeoMedia issued an aggregate of 1,000,000 shares of NeoMedia's common stock at a price of $7.50 per share to 20 individual and one institutional unrelated party. The gross proceeds of such transaction were approximately $7,500,000. In connection with the sale, NeoMedia issued as a commission 125,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $7.50 per share, 125,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $15.00 per share, and 100,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $7.20 per share.

         In May 2000, NeoMedia issued 187,500 shares of NeoMedia common stock upon the exercise of outstanding warrants at a price of $7.38 per share. The gross proceeds of such transaction were approximately $1,383,000.

         In October 2000, NeoMedia issued warrants to purchase 1,400,000 shares of common stock at a price of $6.00 per share to Digital:Convergence Corporation as consideration for a 10-year intellectual property license agreement.

         In March and April 2001, NeoMedia issued 316,500 shares of NeoMedia's common stock at a price of $3.40 per share to four unrelated institutional parties. The gross proceeds of such transaction were approximately $1,076,000. In connection with the sale, NeoMedia issued as a commission 50,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $3.56 per share.

         In March 2001, NeoMedia issued 18,000 shares of NeoMedia's common stock at a price of $3.41 per share to an institutional unrelated party. The gross proceeds of such transaction were $61,000.

         In March 2001, NeoMedia issued 156,250 shares of NeoMedia's common stock at a price of $3.20 per share to an institutional unrelated party. The gross proceeds of such transaction were $500,000.

         In March 2001, NeoMedia issued an aggregate of 170,000 shares of NeoMedia common stock upon the exercise of outstanding warrants at a price of $2.13 per share. The gross proceeds of such transaction were approximately $362,000.

         In March 2001, NeoMedia placed 1,676,500 shares of NeoMedia common stock in escrow in exchange for certain assets and liabilities of Qode.com, Inc.. The shares are subject to earn-out under a sale and purchase agreement with Qode.com, Inc. In connection with the sale and purchase agreement, the Company also issued 274,699 shares of NeoMedia common stock to certain of Qode.com, Inc.'s debtholders.

         In April 2001, NeoMedia issued warrants to purchase 50,000 shares of common stock at a price of $0.01 per share to an outside institution for services performed

         In May 2001, NeoMedia issued an aggregate of 320,050 shares of NeoMedia common stock upon the exercise of outstanding warrants at a price of $2.00 per share. The gross proceeds of such transaction were $641,000.

         In June 2001, NeoMedia issued an aggregate of 4,100 shares of NeoMedia common stock upon the exercise of outstanding warrants at a price of $2.00 per share. The gross proceeds of such transaction were $8,000.

         In July 2001, NeoMedia issued an aggregate of 11,300 shares of NeoMedia common stock upon the exercise of outstanding warrants at a price of $2.00 per share. The gross proceeds of such transaction were $23,000.

         In September 2001, the Company released from escrow 35,074 shares of its common stock under the terms of the Company's sale and purchase agreement with Qode.com, Inc. The shares were payment for first and second contract quarter performance under the earn-out plan included in the sale and purchase agreement.

         In November 2001, NeoMedia issued an aggregate of 3,000,000 shares of our common stock to two unrelated parties at a price of $0.08 per share. These shares were subsequently cancelled and re-issued as part of a 19 million share offering during the first quarter of 2002.

         In January 2002, the Company issued 452,489 shares of common stock to About.com, Inc. The shares were issued upon conversion of 452,489 shares of Series B Preferred Stock issued to About.com, Inc. as payment for advertising expense incurred during 2001.

         In January 2002, NeoMedia issued 1,646,987 shares of common stock to two unrelated vendors as settlement of past-due accounts payable and future payments under equipment lease agreements. There were no cash proceeds to NeoMedia in these transactions.

         In February 2002, NeoMedia issued 19,000,000 shares of NeoMedia's common stock at a price of $0.17 per share to five individuals and two institutional unrelated parties. The shares were issued in exchange for limited recourse promissory notes maturing at the earlier of i.) 90 days from the date of issuance, or ii.) 30 days from the date of registration of the shares. The gross proceeds of such transaction will be approximately $3,230,000 upon maturity of the notes.

         The above issuances of securities were made by the Company in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder, as offerings not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes appearing in Item 8.

                             Selected Financial Data

                                                                 Results for the Year Ended December 31,
                                          1996            1997           1998           1999            2000               2001
                                        (Actual)        (Actual)       (Actual)       (Actual)        (Actual)           (Actual)
                                       -----------    -----------    -----------    ------------    ------------       ------------
                                                                      (in thousands, except share data)
Consolidated Statement
of Operations Data:
Revenues                               $    17,518    $    24,434    $    23,478    $     25,256    $     27,565       $      8,142
Cost of sales                               14,948         20,070         19,149          22,470          18,533              8,866
Gross margin                                 2,570          4,364          4,329           2,786           9,032               (724)
Operating expenses                           4,949         10,268         15,945          13,032          14,615              7,840
Digital Convergence write-off                   --             --             --              --              --              7,354
Loss on impairment of assets                    --             --             --              --              --              2,871
Loss from operations                        (2,379)        (5,904)       (11,616)        (10,246)         (5,583)           (18,789)
Interest expense/(income)                      540            147           (121)            226            (174)               (21)
Income tax provision/(benefit)                 156            (78)            --              --              --                 --
Loss from continuing operations             (3,075)        (5,973)       (11,495)        (10,472)         (5,409)           (18,768)
Loss from operations and disposal of
discontinued business unit                      --             --             --              --              --             (6,701)
Net loss                               ($    3,075)   ($    5,973)   ($   11,495)   ($    10,472)   ($     5,409)      ($    25,469)

Loss per Share Data:
Loss per share from
   continuing operations               ($     0.72)   ($     0.90)   ($     1.34)   ($      1.01)   ($      0.39)      ($      1.14)
Net loss per share                     ($     0.72)   ($     0.90)   ($     1.34)   ($      1.01)   ($      0.39)      ($      1.55)
Weighted average common
   shares outstanding (basic
   and diluted)                          4,266,753      6,615,107      8,560,849      10,377,478      13,931,104         16,410,246


Consolidated Balance Sheet Data:
Total assets                           $    11,266    $    19,799    $    12,630    $     13,657    $     40,594(a)    $      9,039
Long-term debt                               1,589            915            801             676          14,042(b)             390

(a) - Includes $22,518,000 of assets related to Digital Convergence license contract that were written off during 2001

(b) - Includes $13,503,000 of long-term deferred revenue related to Digital Convergence license contract that was written off during 2001

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

         During 2001, the company's continued focus was aimed toward its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClick(TM) technology that enables users to link directly from the physical to the digital world. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for the Company's end-users, competitive advantage for their business partners and return-on-investment for their investors. Additionally, the Company has retained the services of the intellectual property law firm of Baniak Pine & Gannon to pursue license agreements surrounding NeoMedia's valuable patent portfolio.

         In March 2001, the Company purchased substantially all the assets of Qode.com, Inc. In August 2001, the Company entered into a letter of intent with a third party to purchase the assets and assume certain of the liabilities related to the business unit. The discontinuation of the Qode business unit resulted in a loss from disposal of discontinued business unit of $3.1 million in 2001. Additionally, the loss from operations of the business unit during 2001was $3.6 million. (see also Footnote 2 in the accompanying financial statements)

Results of Operations for the Year Ended December 31, 2001 as Compared to the Year Ended December 31, 2000

         Net sales. Total net sales for the year ended December 31, 2001 were $8.1 million, which represented a $19.5 million, or 70.1%, decrease from $27.6 million for the year ended December 31, 2000. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. Additionally, we recognized $7.8 million of revenue in 2000 related to the DC license contract. No revenue was recognized related to this contract in 2001. The Company expects net sales in 2002 will increase significantly from 2001, due to a resurgence in demand for software and technology equipment and services, combined with anticipated revenue streams from intellectual property licenses.

         License fees. License fees were $0.6 million for the year ended December 31, 2001, compared with $8.4 million for the year ended December 31, 2000, a decrease of $7.8 million, or 92.9%. The decrease resulted primarily from the recognition of $7.8 million revenue during 2000 related to the Digital:Convergence license contract. No revenue was recognized related to this contract in 2001. The Company is anticipating license revenue growth in 2002 compared with 2001 as it aggressively pursues license contracts relating to its intellectual property.

         Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $11.5 million, or 63.4%, to $7.6 million for the year ended December 31, 2001, as compared to $19.1 million for the year ended December 31, 2000. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions. The Company believes that resurgent demand for such products, combined with the Company's movement into higher margin and Value-Add products and services such as Storage Area Networks, will result in increased revenue from resales of software and technology equipment and service fees during 2002.

         Cost of Sales. Cost of resales as a percentage of related resales was 86.0% in 2001, compared to 90% in 2000. This decrease is substantially due to a sales mix of higher-margin products such as service fees and maintenance contracts.

         Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $2.5 million for the year ended December 31, 2001, compared to $6.5 million for the year ended December 31, 2000, a decrease of $4.0 million or 61.5%. This decrease primarily resulted from fewer marketing personnel in 2001, coupled with a decrease in sales commissions from reduced sales. Sales and marketing expense will continue to decrease in 2002 as the Company moves away from its applications service provider model.

         General and administrative. General and administrative expenses decreased by $2.2 million, or 30.1%, to $4.8 million for the year ended December 31, 2001, compared to $7.2 million for the year ended December 31, 2000. The decrease is primarily related to a reduction in personnel as a result of the Company's cost reduction initiative. General and administrative expenses will continue to decline in 2002 as the Company realizes the full-year benefit of cost-reduction measures begun in the fourth quarter of 2001.

         Research and development. During the year ended December 31, 2001, NeoMedia charged to expense $0.5 million of research and development costs, a decrease of $0.6 million or 54.5% compared to $1.1 million charged to expense for the year ended December 31, 2000. This decrease is predominately associated with decreased personnel devoted to NeoMedia's development during the second half of 2001, combined with increased capitalization of software development costs associated with NeoMedia's "switching" platform and the Qode Universal Commerce Solution during the first half of 2001. Research and development expense will continue to decrease in 2002 as the Company moves away from its applications service provider model

         Loss on Impairment of Assets. During the third quarter of 2001, the Company wrote off all assets associated with its discontinued MLM/Affinity product line, resulting in an impairment charge of $2.9 million.

         Loss on Digital:Convergence. During the second quarter of 2001, the Company wrote off all assets and liabilities relating to its intellectual property license with Digital:Convergence, resulting in a net charge of $7.4 million.

         Interest expense (income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest (income) decreased by $153,000, or 87.9%, to $(21,000) for the year ended December 31, 2001 from $(174,000) for the year ended December 31, 2000, due to reduced cash balances throughout 2001 as compared to 2000.

         Loss from continuing operations. During the year ended December 31, 2001, the Company's loss from continuing operations increased by $13.4 million or 248.1% from $5.4 million in 2000 to $18.8 million in 2001. This increase is primarily due to the loss on the Digital:Convergence license contract of $7.4 in the second quarter of 2001 and an impairment loss of $2.8 million in the third quarter of 2001 related to the discontinuation of the Company's MLM/Affinity product line.

         Loss from operations and disposal of discontinued operations. The Company discontinued operations of its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $3.6 million. There was no loss from this business unit during 2000. The business unit's assets were purchased in March 2001 and the implementation was cancelled during the second quarter of 2001.

         Loss on disposal of discontinued operations. The Company sustained a loss of $3.1 million in 2001 from the disposal of the Qode business unit in 2001.

         Net Loss. The net loss for the year ended December 31, 2001 was $25.5 million, which represented a $20.1 million, or 372.2% increase from a $5.4 million loss for the year ended December 31, 2000. The increase in net loss is due primarily to the loss on the Digital:Convergence contract, an impairment loss of in the third quarter of 2001 related to the discontinuation of the Company's MLM/Affinity product line and the discontinuation of the Company's Qode business unit, and reduced resales of software and technology equipment and service fees resulting from increased competition and general economic conditions, offset by lower expenses as a result of the Company's cost reduction effort.

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

         License fees. Total license fees increased from $2.4 million to $8.4 million, or 250.0%, for the years ended December 31, 1999 and December 31, 2000. The increase was due to a license agreement, entered into during the fourth of quarter of 2000, between NeoMedia and Digital Convergence Corporation ("DC"), granting DC a worldwide, non-exclusive license of the Company's patent portfolio for directly linking documents, objects, and transactions directly to the Internet. Revenue from this agreement totaled $7.8 million in 2000. This was offset by a decrease of $1.8 million due to the discontinuation of the Company's Y2K product line. Cost of sales as a percentage of related sales was 15.4% during 2000 compared to 73.7% during 1999. This decrease in the cost of sales as a percentage of related sales was primarily due to DC license sale in 2000 and the discontinuation of Y2K licenses on which the Company paid royalties.

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

Liquidity and Capital Resources

         NeoMedia anticipates that its existing cash balances and funds available from borrowings under its existing financing agreement will have to be supplemented with additional funds, through loans and/or capital contributions, to finance NeoMedia's operations in 2002. During the first quarter of 2002, the Company has successfully sold 19 million shares of its common stock at a price of $0.17 per share in exchange for limited recourse promissory notes maturing no later than May 2002, resulting in proceeds of $3,230,000 to the Company. The Company expects to obtain an additional $1.0 million of debt and/or equity financing during the first quarter and second quarters of 2002. Management believes that this additional financing will be sufficient to sustain operations through the first half of 2002, however, there can be no assurances that these additional financings will be obtained. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

         Net cash used in operating activities for the year ended December 31, 2001, 2000, and 1999 was $5.2 million, $6.8 million and $7.0 million, respectively. During 2001, trade accounts receivable inclusive of costs in excess of billings increased $0.9 million, while accounts payable, accrued expenses and deferred revenue increased $3.0 million. During 2000, trade accounts receivable inclusive of costs in excess billings increased $1.0 million, while accounts payable, accrued expenses and deferred revenue increased $1.1 million. During 1999, trade accounts receivable inclusive of costs in excess of billings decreased $2.5 million, while accounts payable, accrued expenses and deferred revenue decreased $1.7 million. NeoMedia's net cash flow used in investing activities for the years ended December 31, 2001, 2000 and 1999, was $3.0, $2.6 million and $2.1 million, respectively. This increase resulted from higher capitalized software development costs coupled with an increase in acquisition costs related to long-term and intangible assets.

         During the years ended December 31, 2001, 2000 and 1999 the Company's net loss totaled approximately $25,469,000, $5,409,000 and $10,472,000, respectively. As of December 31, 2001 the Company had accumulated losses from operations of approximately $63,344,000, had a working capital deficit of approximately $5,163,000, and approximately $134,000 in unrestricted cash balances.

         Management believes it will need to raise additional capital to sustain the Company's operations in 2002. The failure of management to accomplish these initiatives will adversely effect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.

         Subsequent to December 31, 2001, the Company has undertaken the following initiatives:

         o During February 2002, the Company sold 19 million shares of its common stock at $0.17 per share in exchange for promissory notes maturing at the earlier of i) 90 days from the date of issuance, or ii) 30 days from registration of the shares. Proceeds from this transaction will be $3,230,000.

         o During March 2002, the Company repriced 1.2 million of its common stock warrants for a period of six months. During the term of the warrant repricing program, participating holders are entitled to exercise qualified warrants at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the NASDAQ Small Cap Market on the trading date immediately preceding the date of exercise.

Recently Issued Accounting Pronouncements

         In June of 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB later issued in June 1999 SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

         On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. This SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We implemented SAB No. 101 for the quarter ended June 30, 2000. It did not have a material impact on our results of operations.

         On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has limited exposure to market risks related to changes in interest rates and foreign currency exchange rates. The Company does not currently invest in equity instruments of public or private companies for business or strategic purposes.

         The Company generally conducts business, including sales to foreign customers, in U.S. dollars, and as a result, has limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS

         The Financial Statements to this Form 10-K are attached commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

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

         On October 29, 2001, the Company filed a Report on Form 8-K reporting that it had dismissed Arthur Andersen LLP as its independent auditors. In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2000 and 1999 and in the subsequent interim periods, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practice, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference to the matter in their report. Effective October 25, 2001 the Company engaged Stonefield Josephson, Inc. as its new independent accountants.

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


                                                         /s/ ARTHUR ANDERSEN LLP

Tampa, Florida
March 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Neomedia Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Neomedia Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neomedia Technologies, Inc. and subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's significant operating losses and current cash flow position raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STONEFIELD JOSEPHSON, INC.
------------------------------
Certified Public Accountants

Irvine, California
March  28, 2002

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        December 31,
                                                                                   --------------------
                                                                                     2001        2000
                                                                                   --------    --------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $    134    $  4,453
   Restricted cash .............................................................         --         750
   Short-term investments ......................................................         --          --
   Trade accounts receivable, net of allowance for doubtful
      accounts of $65 and $484 in 2001 and 2000 ................................      2,583       4,370
   Digital Convergence receivable ..............................................         --       5,144
   Costs and estimated earnings in excess of billings on
      uncompleted contracts ....................................................         43          89
   Inventories .................................................................        197         116
   Assets held for sale ........................................................        210          --
   Prepaid expenses and other current assets ...................................        582         946
                                                                                   --------    --------
         Total current assets ..................................................      3,749      15,868

Property and equipment, net ....................................................        205         365
Digital Convergence receivable, net of current portion .........................         --      10,288
Prepaid - Digital Convergence ..................................................         --       4,116
Intangible assets, net .........................................................      4,328       9,043
Other long-term assets .........................................................        757         914
                                                                                   --------    --------
         Total assets ..........................................................   $  9,039    $ 40,594
                                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $  5,169    $  2,301
   Accrued expenses ............................................................      1,922       2,691
   Stock liability .............................................................         --          --
   Current portion of long-term debt ...........................................        149         137
   Note Payable ................................................................        750          --
   Sales taxes payable .........................................................        135         261
   Billings in excess of costs and estimated earnings on
      uncompleted contracts ....................................................         13          49
   Deferred revenues - Digital Convergence .....................................         --       1,543
   Deferred revenues ...........................................................        767         449
   Other .......................................................................          7          11
                                                                                   --------    --------
         Total current liabilities .............................................      8,912       7,442

Long-term debt, net of current portion .........................................        390         539
Long-term deferred revenue - Digital Convergence ...............................         --      13,503
                                                                                   --------    --------
         Total liabilities .....................................................      9,302      21,484
                                                                                   --------    --------

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, 452,289 issued
      and outstanding in 2001, none issued and outstanding in 2000 .............          5          --
   Additional paid-in capital, preferred  stock ................................        878          --
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 20,446,343 shares issued and 18,804,917 outstanding
      in 2001, 14,460,384 shares issued and outstanding in 2000 ................        188         145
   Additional paid-in capital ..................................................     63,029      57,619
   Stock subscriptions receivable ..............................................       (240)         --
   Accumulated deficit .........................................................    (63,344)    (37,875)
   Treasury stock, at cost, 201,230 shares of common stock .....................       (779)       (779)
                                                                                   --------    --------
         Total shareholders' equity ............................................       (263)     19,110
                                                                                   --------    --------
            Total liabilities and shareholders' equity .........................   $  9,039    $ 40,594
                                                                                   ========    ========

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                        Years Ended December 31,
                                                                              --------------------------------------------
                                                                                   2001            2000            1999
                                                                              ------------    ------------    ------------
NET SALES:

   License fees ...........................................................   $        576    $      8,417    $      2,430
   Resales of software and technology equipment and service fees ..........          7,566          19,148          22,826
                                                                              ------------    ------------    ------------

         Total net sales ..................................................          8,142          27,565          25,256
                                                                              ------------    ------------    ------------

COST OF SALES:

   License fees ...........................................................          2,355           1,296           1,790
   Resales of software and technology equipment and service fees ..........          6,511          17,237          20,680
                                                                              ------------    ------------    ------------

         Total cost of sales ..............................................          8,866          18,533          22,470
                                                                              ------------    ------------    ------------

GROSS PROFIT ..............................................................           (724)          9,032           2,786


Sales and marketing expenses ..............................................          2,519           6,504           6,765
General and administrative expenses .......................................          4,772           7,010           5,281
Research and development costs ............................................            549           1,101             986
Loss on impairment of assets ..............................................          2,871              --              --
Loss on Digital:Convergence license contract ..............................          7,354              --              --
                                                                              ------------    ------------    ------------
Loss from operations ......................................................        (18,789)         (5,583)        (10,246)
Interest (income) expense, net ............................................            (21)           (174)            226
                                                                              ------------    ------------    ------------
Loss from continuing operations ...........................................        (18,768)         (5,409)        (10,472)
Discontinued operations (Note 1):

     Loss from operations of discontinued business unit ...................         (3,613)             --              --
     Loss on disposal of discontinued business unit, including provision of
          $439 in 2001 for operating losses during phase-out period .......         (3,088)             --              --
                                                                              ------------    ------------    ------------

NET LOSS ..................................................................   $    (25,469)   $     (5,409)        (10,472)
                                                                              ============    ============    ============

NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
     BASIC AND DILUTED ....................................................   $      (1.14)   $      (0.39)   $      (1.01)
                                                                              ============    ============    ============

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS-
     BASIC AND DILUTED ....................................................   $      (0.41)   $         --    $         --
                                                                              ============    ============    ============

NET LOSS PER SHARE--BASIC AND DILUTED .....................................   $      (1.55)   $      (0.39)   $      (1.01)
                                                                              ============    ============    ============

Weighted average number of common shares--basic and diluted ...............     16,410,246      13,931,104      10,377,478
                                                                              ============    ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Years Ended December 31,
                                                                                2001        2000        1999
                                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $(25,469)   $ (5,409)   $(10,472)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................      3,369       2,336       2,029
   Loss on disposal of discontinued business units ........................      2,649          --          --
   Loss on disposal of and impairment of assets ...........................      2,871          58          --
   Effect of loss on Digital:Convergence contract .........................      7,354          --          --
   Preferred stock issued to pay advertising expense ......................        882          --          --
   Expense associated with warrant repricing ..............................        947          --          --
   Fair value of stock based compensation granted for
      professional services ...............................................         69         437          28
   Changes in operating assets and liabilities
      Trade accounts receivable, net ......................................       (709)      1,548       2,271
      Digital Convergence receivable ......................................         --      (2,767)         --
      Prepaid - Digital Convergence .......................................        118          --          --
      Costs and estimates earnings in excess of billings on
        uncompleted contracts .............................................         46         (89)        222
      Other current assets ................................................       (109)       (121)        382
       Other long-term assets .............................................         --        (194)         --
      Accounts payable, accrued expenses and stock liability ..............      2,502      (2,676)     (1,286)
      Billings in excess of costs and estimates earnings on
        uncompleted contracts .............................................        (36)        (82)        131
      Deferred revenue ....................................................        318         184        (391)
      Other current liabilities ...........................................         (4)         --          76
                                                                              --------    --------    --------
Net cash used in operating activities .....................................     (5,202)     (6,775)     (7,010)
                                                                              --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets ....     (2,883)     (2,317)     (1,470)
(Increase)/decrease in value of life insurance policies ...................        158        (199)       (522)
Acquisition of property and equipment .....................................        (81)       (123)       (127)
                                                                              --------    --------    --------
Net cash used in investing activities .....................................     (2,806)     (2,639)     (2,119)
                                                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of issuance
     costs of $149 in 2001, $74 in 2000, and $148 in 1999 .................      1,638       9,203       8,172
Net proceeds from exercise of stock warrants ..............................      1,045       2,877          75
Net proceeds from exercise of stock options ...............................        138         537       1,061
Common stock repurchased ..................................................         --        (779)         --
Borrowings under notes payable and long-term debt .........................        504          --       2,000
Change in restricted cash .................................................        750         194        (194)
Repayments on notes payable and long-term debt ............................       (386)       (625)       (125)
                                                                              --------    --------    --------
Net cash provided by financing activities .................................      3,689      11,407      10,989
                                                                              --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................     (4,319)      1,993       1,860
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................      4,453       2,460         600
                                                                              --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR ....................................   $    134    $  4,453    $  2,460
                                                                              ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid/(received) during the year .................................       $(61)       $170       $146
Non-cash investing and financing activities:
    Net assets acquired as part of Qode purchase agreement in exchange
        for common stock and forgiveness of note..........................       1,800         --         --
    Shares earned by Qode.com under purchase agreement....................          13
    Accounts payable converted to note payable............................         246         --         --
    Common stock issued in exchange for note receivable...................         240         --         --
    Net assets classified as "Liabilities held for sale"..................         210         --         --
    Daystar assets purchased with shares of common stock..................          --      3,520         --
    Conversion of short-term debt to equity...............................          --         --      2,000
    Issuance costs for shares issued through private placement............         149         96        112
    Stock liability due upon issuance of patent...........................          --         --      1,863
    Warrants issued for license contract..................................          --      4,704         --
    Deferred revenue relating to license contract.........................          --     15,432         --

                   The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                            Common Stock                                  Preferred Stock
                                              -------------------------------------              ---------------------------------
                                                                        Additional     Stock                            Additional
                                                                          Paid-in   Subscription                          Paid-in
                                                 Shares      Amount       Capital    Receivable     Shares      Amount    Capital
                                              -----------    -------    -----------   -------    -----------   --------   -------
BALANCE, DECEMBER 31, 1998 ................     8,699,080    $    87    $    25,168        --             --         --        --

Exercise of employee options ..............       611,854          6          1,055        --             --         --        --
Issuance of common stock through
     Private placement, net of $260 of
     Issuance costs .......................     1,978,794         20          8,039        --             --         --        --
Fair value of warrants issued for
     professional services rendered .......            --         --             28        --             --         --        --
Exercise of warrants ......................       231,764          1             74        --             --         --        --

Fair value of stock granted in
     Conjunction with financing ...........       501,897          5          2,003        --             --         --        --

Net Loss ..................................            --         --             --        --             --         --        --
                                              -----------    -------    -----------   -------    -----------   --------   -------

BALANCE, DECEMBER 31, 1999 ................    12,023,389    $   119    $    36,367        --             --         --        --
                                              -----------    -------    -----------   -------    -----------   --------   -------

Exercise of employee options ..............       182,787          2            535        --             --         --        --
Issuance of common stock through
     Private placement, net of $170 of
     Issuance costs .......................     1,415,279         15          9,188        --             --         --        --
Fair value of warrants issued for
     Professional services rendered .......            --         --            253        --             --         --        --
Fair value of  stock issued for
professionalServices rendered .............        21,500          1            183        --             --         --        --
Fair value of warrants issued
     Related to license agreement
     With Digital Convergence .............            --         --          4,704        --             --         --        --
Exercise of warrants ......................       495,600          5          2,872        --             --         --        --
Stock issued to purchase assets ...........       321,829          3          3,517        --             --         --        --
Treasury stock at cost ....................            --         --             --        --             --         --        --
Net Loss ..................................            --         --             --        --             --         --        --
                                              -----------    -------    -----------   -------    -----------   --------   -------

BALANCE, DECEMBER 31, 2000 ................    14,460,384    $   145    $    57,619        --             --         --        --
                                              -----------    -------    -----------   -------    -----------   --------   -------

Exercise of employee options ..............        38,560         --            138        --             --         --        --
Issuance of Common Stock through
privatePlacement, Net of $149 of issuance
costs ....................................      3,490,750         35          1,843        --             --         --        --
Expense associated with warrant repricing .            --         --            947        --             --         --        --
Fair value of options issued for
     Professional services rendered .......            --         --             69        --             --         --        --
Exercise of Warrants ......................       505,450          5          1,040        --             --         --        --
Stock issued to purchase assets ...........       309,773          3          1,373        --             --         --        --
Issuance of Preferred Stock for
services ..................................            --         --             --        --        452,489          5       878
Stock Subscription Receivable .............                                              (240)
Net Loss ..................................            --         --             --        --             --         --        --
                                              -----------    -------    -----------   -------    -----------   --------   -------


BALANCE, DECEMBER 31, 2001 ................    18,804,917    $   188    $    63,029      (240)       452,489   $      5   $   878
                                              -----------    -------    -----------   -------    -----------   --------   -------
                                                                  Treasury Stock
                                                             ------------------------
                                                                                             Total
                                              Accumulated                                Stockholders'
                                                Deficit        Shares        Amount         Equity
                                              -----------    -----------   -----------    -----------
BALANCE, DECEMBER 31, 1998 ................   ($   21,994)            --            --    $     3,261

Exercise of employee options ..............            --             --            --          1,061
Issuance of common stock through
     Private placement, net of $260 of
     Issuance costs .......................            --             --            --          8,059
Fair value of warrants issued for
     professional services rendered .......            --             --            --             28
Exercise of warrants ......................            --             --            --

                                                                                                  75
Fair value of stock granted in
     Conjunction with financing ...........            --             --            --

                                                                                               2,008
Net Loss ..................................       (10,472)            --            --        (10,472)
                                              -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 1999 ................   ($   32,466)            --            --    $     4,020
                                              -----------    -----------   -----------    -----------

Exercise of employee options ..............            --             --            --            537
Issuance of common stock through
     Private placement, net of $170 of
     Issuance costs .......................            --             --            --          9,203
Fair value of warrants issued for
     Professional services rendered .......            --             --            --            253
Fair value of  stock issued for
professionalServices rendered .............            --             --            --            184
Fair value of warrants issued
     Related to license agreement
     With Digital Convergence .............            --             --            --          4,704
Exercise of warrants ......................            --             --            --          2,877
Stock issued to purchase assets ...........            --             --            --          3,520
Treasury stock at cost ....................            --        201,230          (779)          (779)
Net Loss ..................................        (5,409)            --            --         (5,409)
                                              -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2000 ................   ($   37,875)       201,230   ($      779)   $    19,110
                                              -----------    -----------   -----------    -----------

Exercise of employee options ..............            --             --            --            138
Issuance of Common Stock through
privatePlacement, Net of $149 of issuance
costs .....................................            --             --            --          1,878
Expense associated with warrant repricing .            --             --            --            947
Fair value of options issued for
     Professional services rendered .......            --             --            --             69
Exercise of Warrants ......................            --             --            --          1,045
Stock issued to purchase assets ...........            --             --            --          1,376
Issuance of Preferred Stock for
services ..................................            --             --            --            883
Stock Subscription Receivable .............            --             --            --           (240)
Net Loss ..................................       (25,469)            --            --        (25,469)
                                              -----------    -----------   -----------    -----------


BALANCE, DECEMBER 31, 2001 ................   ($   63,344)       201,230   ($      779)   ($      263)
                                              -----------    -----------   -----------    -----------


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

Nature of Business Operations

         The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

                  NeoMedia Internet Switching Services (NISS), and

                  NeoMedia Consulting and Integration Services (NCIS)

NeoMedia Internet Switching Services (NISS)

         NISS (physical world-to-Internet offerings) is the core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports the Company's physical world to Internet core technology, including our linking "switch" and application platforms. NISS also manages the Company's valuable intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

NeoMedia Consulting and Integration Services (NCIS)

         NCIS (systems integration service offerings) is the original business line upon which the Company was organized. This unit resells client-server equipment and related software. The unit also provides general and specialized consulting services targeted at software driven print applications, and especially at process automation of production print facilities through its integrated document factory solution. Systems integration services also identifies prospects for custom applications based on NeoMedia's products and services. The operations are based in Lisle, Illinois.

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support and are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed. The Company uses stand-alone pricing to determine an element's vendor specific objective evidence
(VSOE) in order to allocate an arrangement fee amongst various pieces of a multi-element contract. NeoMedia records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

Purchase and Disposal of Qode.com, Inc.

         On March 1, 2001, NeoMedia purchased all of the net assets of Qode.com, Inc. (Qode), except for cash. Qode is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Development Stage Enterprises". In consideration for these assets, NeoMedia issued 274,699 shares of common stock, valued at $1,359,760. Additionally, the Company placed in escrow 1,676,500 shares of its common stock valued at $8,298,675. Stock issued was valued at $4.95 per share, which is the average closing price for the few days before and after the measurement date of March 1, 2001. As of December 31, 2001 the Company had released 35,074 shares of common stock from escrow for performance for the period March 1, 2001 to August 31, 2001. The remaining 1,641,426 shares held in escrow as contingent compensation will not be issued due to the business unit not attaining certain performance targets.

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price at the original purchase date was calculated and allocated as follows:


Original Shares: 274,699 issued at $4.95                              1,360,000
Contingent shares: 35,074 issued at $0.39                           $    13,000
                                                                    -----------
   Total purchase price                                             $ 1,373,000
                                                                    -----------
Purchase price allocated as follows:
Assets purchased
   Trade receivables                                                $     5,000
   Inventory                                                            144,000
   Prepaid expenses                                                      49,000
   Furniture & fixtures                                                 913,000
   Capitalized development costs                                      2,132,000
   Capitalized software                                                  83,000
   Refundable deposits - non-current                                     38,000

Liabilities assumed
   Accounts payable                                                    (981,000)
   Forgiveness of note receivable                                      (440,000)
   Interest receivable                                                  (10,000)
   Current portion of long-term debt                                   (117,000)
   Note payable                                                         (24,000)
   Capitalized lease obligation                                        (419,000)
                                                                    -----------

     Total purchase price allocated                                 $ 1,373,000
                                                                    ===========

During the third quarter of 2001, the Company issued an additional 35,074 shares under the terms of the earn-out with Qode.com, Inc. (see explanation below). The value of these shares in the amount of $13,000 was allocated $9,000 to capitalized development costs and $4,000 to furniture and fixtures.

Contingent consideration

In accordance with the purchase of the assets of Qode.com, Inc., NeoMedia has placed 1,676,500 shares of its common stock in escrow for a period of one year, subject to downward adjustment, based upon the achievement of certain performance targets over the period of March 1, 2001 to February 28, 2002. As of March 1, 2002, these performance targets were not met and therefore, the remaining 1,641,426 shares held in escrow were not issued. The criteria used to determine the number of shares released from escrow is a weighted combination of revenue, page views, and fully allocated earnings before taxes relating to the Qode Universal Commerce Solution.

At the end of each of certain interim periods as outlined in the purchase agreement, the number of cumulative shares earned by Qode.com is calculated based on revenue and page views and the shares are released. The resulting financial impact on NeoMedia is a proportionate increase in the long-term assets acquired from Qode, with a corresponding increase in depreciation expense from that point forward. The amount of the increase in long-term assets is dependent upon the number of shares released from escrow, as well as the value of NeoMedia stock at the time of measurement. The first such measurement date is July 1, 2001. At the end of the 12-month measurement period (February 28, 2002), the final number of shares issued to Qode under the earn-out was 309,773, allocated as outlined in the table above.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Proforma information

         Proforma results of operations as though the companies had combined at the beginning of the period is as follows:

                                                     YEAR ENDED
                                      ---------------------------------------
                                      December 31, 2001     December 31, 2000
                                      -----------------     -----------------
Revenue                                    $  8,228             $ 27,776

Net Loss                                   $(20,959)            $(14,297)

EPS - basic and diluted                    $  (1.28)            $  (1.01)


Disposal of Qode Business Unit

On August 31, 2001, the Company signed a non-binding letter of intent to sell the assets and liabilities of its Ft. Lauderdale-based Qode business unit, which it acquired in March 2001, to The Finx Group, Inc., a holding company based in Elmsford, NY. The final contract is contingent upon the completion of due diligence and definitive terms and conditions stated in the letter of intent. The Company intends to sell the assets and liabilities of Qode, which consist of all inventory, equipment and the ownership and operation of the comprehensive universal internet database along with the corresponding patents. The Finx Group will assume $620,000 in Qode payables and $800,000 in long-term leases in exchange for 500,000 shares of the Finx Group, right to use and sell Qode services, and up to $5 million in affiliate revenues over the next five years. As of December 31, 2001, the transaction had not been consummated due to the encumbrance of certain of NeoMedia's Qode-related assets under the Company's note payable to Airclic, Inc. The Finx group has taken possession of certain Qode system assets and has taken over ongoing expenses related to the business unit. Management believes that the sale will be completed immediately upon resolution of Airclic litigation. During the third and fourth quarters of 2001, the company recorded a $2.6 million expense from the write-down of the Qode assets/liabilities to the following net realizable value:

                                                          December 31, 2001
                                                       (Balances in Thousands)

         Inventory                                               $  144
         Equipment                                                  265
         Intangible Assets                                        1,027
                                                                 ------
               Assets                                             1,436
                                                                 ------

         Accounts Payable                                        $1,108
         Note Payable                                                15
         Capital Lease                                              103
                                                                 ------
         Liabilities                                              1,226
                                                                 ------

               Net Realizable Value                              $  210
                                                                 ======

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss for discontinued operations during the phase-out period from August 31, 2001 (measurement date) to September 30, 2001 was $439,000. No further loss is anticipated.

On May 31, 2001, three creditors of Qode.com, Inc. filed in the U.S. Bankruptcy Court an involuntary bankruptcy petition for Qode.com, Inc. Qode.com, Inc. has converted the proceedings to Chapter 11, U.S. Code to re-organize its debts.

Digital:.Convergence Corporation Intellectual Property License Agreement

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

         In the first quarter of 2001, DC issued the Company an interest bearing $3 million note payable in lieu of a $3 million cash payment due in January 2001. The Company also received shares of DC stock in January with a contractual value of $2 million as part of the first contract-year royalties due. The note was originally due on April 24, 2001, however, on that date the Company agreed to extend it until June 24, 2001. The Company also partially wrote down, in the first quarter of 2001, the value of the remaining DC stock receivable, and DC stock that had been received in January, to a value that management believed was reasonable at the time (50% of the valuation stipulated in the contract). The write-down consisted of a reduction in assets of $7.7 million and a corresponding reduction in liabilities of $7.7 million. The DC stock received in January 2001 was valued at $1 million and the DC receivable was valued at $9.2 million. In April 2001, the Company received additional shares of DC stock with a $5 million value based on the valuation method stipulated in the contract. No revenue was recognized related to these shares and the shares were not recorded as an asset due to DC's worsening financial condition. All assets and liabilities relating to the contract were subsequently written off in the second quarter (see below).

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

         On June 24, 2001, DC did not pay the note that was due, and on June 26, 2001, the Company filed a $3 million lawsuit against DC for breach of contract regarding the $3 million promissory note. It was also learned in the second quarter of 2001 that DC's capital raising efforts and business operations were having difficulty, and the Company decided to write off all remaining amounts related to the DC contract. The following table represents balance sheet balances at December 31, 2000 and March 31, 2001, as well as all amounts written off during the second quarter of 2001:

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          December 31,      March 31,       Write-off
                                                         2000 Balances    2000 Balances   June 30, 2001
                                                                           (Unaudited)
                                                         -----------------------------------------------
                                                                      (Dollars in thousands)
                                                         -----------------------------------------------
ASSETS
Available for sale securities - Digital Convergence      $        --       $     1,000       $     1,000

Trade Accounts Receivable                                      2,500             1,500             1,500
Digital Convergence receivable                                 5,144             5,144             5,144
Prepaid expenses (current portion)                               470               470               470
Digital Convergence receivable, net of current portion        10,288             2,572             2,572
Prepaid DC (long-term portion)                                 4,116             3,998             3,998
                                                         -----------       -----------       -----------
   Total assets                                          $    22,518       $    14,684       $    14,684
                                                         ===========       ===========       ===========

LIABILITIES
Deferred revenues DC                                     $     1,543       $       772       $       772
Long-term deferred revenues - DC                              13,503             6,558             6,558
                                                         -----------       -----------       -----------
   Total liabilities                                     $    15,046       $     7,330       $     7,330
                                                         ===========       ===========       ===========

         The net effect of the write-off is a $7,354,000 non-cash charge to income during the second quarter, which is included in Loss on Digital:Convergence License Contract in the consolidated statements of operations for the year ending December 31, 2001. Any future revenues related to this contract will be recorded as payments are received.

AirClic, Inc. Relationship

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

         On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, PA, for breach of contract relating to the July 3, 2001 non-binding letter of intent signed by the Company and AirClic. AirClic claims that the Company violated express representations and warranties relating to the Company's assets and state of business affairs. AirClic seeks a judgment to accelerate repayment of the $500,000 note due January 11, 2002, and to relieve AirClic from any obligation to make further loans to the Company as outlined in the letter of intent. AirClic has also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic seeks a declaration that certain core intellectual property securing the note issued by us to AirClic, some of which is patented and others for which a patent application is pending, is invalid and in the public domain. (see "Legal Proceedings" in Footnote 11)

Advertising Expense

      During the year ended December 31, 2001, the Company entered into a one-year license agreement with About.com, Inc. to provide the Qode Universal Commerce Solution(TM) to About.com's users. In June 2001, About.com ran banner ads on its site promoting the Qode Universal Commerce Solution(TM). As part of this transaction, About.com received 452,489 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, of the 500,000 total Series B Convertible Preferred shares the Company is authorized to issue, in consideration for these promotions. The Company recorded an advertising expense of $882,000 associated with this transaction in sales and marketing expense in the accompanying consolidated statements of operations. The agreement with About.com was terminated on August 31, 2001, in anticipation of the sale of the Qode assets to the Finx Group.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Severance Expense

         During the third quarter of 2001, the Company laid off 55 employees, including the chief technology officer and the chief operating officer, representing a 60% decrease in its total workforce. In connection with the layoffs, the Company recognized a severance expense of approximately $494,000 during the third quarter of 2001. The layoffs were part of a company-wide cost reduction initiative.

Executive Incentive Expense

         In June 2001, the Company's compensation committee approved an adjustment, relating to the Digital:Convergence patent license fees, to the 2000 executive incentive plan that reduced the bonus payout by approximately $1.1 million. This was recorded as a negative expense in the accompanying consolidated statement of operations.

Warrant Repricing Program

         In May 2001, the Company re-priced approximately 1.5 million additional warrants subject to a limited exercise period and other conditions, including certain warrants issued in connection with NeoMedia's initial public offering in 1996, which will expire at the end of 2001. The repricing program allowed the warrant exercise price to be reduced to 33 percent of the closing sale price of the Company's common stock (subject to a minimum) on the day prior to the date of exercise for a period of six months from the date the repricing program began. The exercise of the warrants and sale of the underlying common stock was at the discretion of a broker selected by the Company, within the parameters of the repricing arrangement. In accordance with FASB Interpretation, FIN 44, Accounting for Certain Transactions Involving Stock Transactions, the award was accounted for as variable from the date of modifications on May 1, 2001. Accordingly, $181,000 was recorded as compensation in the accompanying consolidated statement of operations.

Warrant Issuance

         In June 2001, the Board of Directors' approved the issuance of 414,000 warrants for Charles W. Fritz, NeoMedia's Chairman, CEO, and president at a exercise price of $2.09. However, the warrants were not issued during 2001. The Company does not intend to issue these warrants in 2002.

Valuation and Reserves

         Allowance for doubtful accounts activity for the years ended December 31, 2001 and 2000 was as follows:

                                                      (dollars in thousands)
                                                      ----------------------
                                                          2001    2000
                                                         -----    -----
         Beginning balance ...........................   $ 484    $ 888
         Bad debt expense ............................    (169)     303
         Write-off of uncollectible accounts .........     (68)     (17)
         Collection of accounts previously written off    (182)     (75)
         Adjustment to general allowance .............      --     (615)

             Ending balance ..........................   $  65    $ 484

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

         Inventory is stated at the lower of cost or market, and at December 31, 2001, 2000 and 1999 was comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method.

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

         Depreciation expense was $249,000, $263,000 and $367,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

Intangible Assets

         Intangible assets consist of capitalized software development costs and patents.

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

         Intangible assets activity for the years ended December 31, 2001 and 2000 was as follows:

                                                       December 31,
                                                  --------------------
                                                    2001         2000
                                                  -------      -------
         Beginning Balance ..................     $ 9,043      $ 5,296
         Additions ..........................       2,493        5,837
         Intangible Assets Moved
             To "Assets Held for Sale" ......      (1,027)          --
         Amortization/Write-offs ............      (6,181)      (2,090)
                                                  -------      -------
         Ending Balance .....................     $ 4,328      $ 9,043
                                                  =======      =======

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Amortization expense of intangible assets was $3,120,000 $2,073,000 and $1,662,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Loss on impairment of assets

         In connection with the Company's reduction in work force during the third quarter 2001, the Company sold the rights to its Pacer Advantage end-user software product for $40,000 cash. Accordingly, the Company wrote off all its assets aggregating $2.9 million related to the MLM/Affinity program including assets pertaining to the purchase of Daystar services, LLC and a customer list purchased in 1998. Revenue related to the MLM/Affinity program was $92,000, $259,000, and $0 for the years ended December 31, 2001, 2000, and 1999, respectively. Net loss allocated to the MLM/Affinity program was $832,000, $1,075,000, and $0 for the years ended December 31, 2001, 2000, and 1999, respectively.

Evaluation of Long-Lived Assets

         The Company periodically performs an evaluation of the carrying value of its long-lived assets, including intangible assets, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This evaluation consists primarily of a comparison to the future undiscounted net cash flows from the associated assets in comparison to the carrying value of the assets. As of December 31, 2001, the Company is of the opinion that no impairment of its long-lived assets has occurred.

Income Taxes

         In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2001, 2000 and 1999.

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

                                   December 31, 2001     December 31, 2000    December 31, 2000
                                   -----------------     -----------------    -----------------
Outstanding Stock Options .........      4,214,000            4,294,000            3,418,000
Outstanding Warrants ..............      3,240,000            3,968,000            2,676,000

Financial Instruments

         The Company believes that the fair value of its financial instruments approximate carrying value.

Concentrations of Credit Risk

         Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers, which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $65,000, $484,000 and $888,000 in its December 31, 2001, 2000 and 1999 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry (Ameritech) of $2,983,000, $5,824,000 and $5,843,000 during the years ended December 31, 2001, 2000 and 1999, respectively, resulting in trade accounts receivable of $1,499,000, $229,000 and $225,000 as of December 31, 2001, 2000 and 1999, respectively. In addition, a single company supplies the equipment and software, which is re-marketed to this customer. Accordingly, the loss of this supplier would materially adversely affect NeoMedia SI. Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 73%, 66% and 78% of NeoMedia's revenue for the years ended December 31, 2001, 2000 and 1999, respectively. NeoMedia had license fees to one major customer (DC) of $7,768,000 during the year ended December 31, 2000, resulting in an accounts receivable of $2,500,000 as of December 31, 2000. Revenue generated from this licensing agreement accounted for approximately 28% of NeoMedia revenue for the year ended December 31, 2000. No revenue was recognized under this agreement during the year ended December 31, 2001.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

         Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

Comprehensive Income

         For the years ended December 31, 2001, 2000 and 1999, the Company did not have other comprehensive income and therefore has not included the statement of comprehensive income in the accompanying financial statements.

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       LIQUIDITY

         During the years ended December 31, 2001, 2000 and 1999 the Company's net loss totaled approximately $25,469,000, $5,409,000 and $10,472,000 respectively. As of December 31, 2001 the Company had an accumulated deficit of approximately $63,344,000 and approximately $134,000 in unrestricted cash balances. As of December 31, 2001, the working capital was negative $5,163,000 and cash flow from operations was negative $5,202,000. The Company's unrestricted cash balance as of March 12, 2002 was approximately $134,000 (unaudited).

         The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

         Subsequent to December 31, 2001, the Company has undertaken the following initiatives:

         o During February 2002, the Company sold 19 million shares of its common stock at $0.17 per share in exchange for promissory notes maturing at the earlier of i) 90 days from the date of issuance, or ii) 30 days from registration of the shares. Proceeds from this transaction will be $3,230,000.

         o During March 2002, the Company repriced 1.2 million of its common stock warrants for a period of six months. During the term of the warrant repricing program, participating holders are entitled to exercise qualified warrants at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the NASDAQ Small Cap Market on the trading date immediately preceding the date of exercise.

         Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. Management's plan is to secure adequate funding to bridge to revenue generation from the Company's valuable intellectual property portfolio and PaperClick(TM) internet "switching" software. To this end, the Company has retained the law firm of Baniak Pine & Gannon to pursue potential license agreements, and plans to implement a sales strategy for PaperClick(TM) upon receipt of adequate funding.

4.       CONTRACT ACCOUNTING

         NeoMedia periodically enters into long-term software development and consultation agreements with certain customers. As of December 31, 2001, 2000 and 1999, certain contracts were not completed and information regarding these uncompleted contracts was as follows:

                                                              2001       2000
                                                             -------    -------
Costs Incurred on Contracts ..............................   $    50    $   321
Profit to Date ...........................................        15      1,087
                                                             -------    -------
    Total Costs and Estimated Earnings ...................        65      1,408
Less - Billings to Date ..................................       (35)    (1,368)
                                                             -------    -------
    Costs and Estimated Earnings in Excess of Billings ...   $    30    $    40
                                                             =======    =======

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above are included in the accompanying consolidated balance sheets under the following captions:

                                                                 2001      2000
                                                                 ----      ----
Costs and Estimated Earnings in Excess of Billings .........     $ 43      $ 89
Billing in Excess of Costs and Estimated
                                                                           ----
Earnings ...................................................      (13)      (49)
                                                                 ----      ----
Costs and Estimated Earnings in Excess of Billings, Net ....     $ 30      $ 40
                                                                 ====      ====

5.       PROPERTY AND EQUIPMENT

         As of December 31, 2001, 2000 and 1999, property and equipment consisted of the following:

                                                       2001       2000
                                                     -------    -------
                                                       (In thousands)
                                                     -------    -------
         Furniture and fixtures ..................   $   643    $   314
         Leasehold improvements ..................       109        124
         Equipment ...............................       326        504
                                                     -------    -------
              Total ..............................     1,078        942
         Less accumulated depreciation ...........      (608)      (577)
         Less property and equipment held for sale      (265)        --
                                                     -------    -------
              Total property and equipment, net ..   $   205    $   365
                                                     =======    =======

6.       INTANGIBLE ASSETS

         As of December 31, 2001 and 2000 , intangible assets consisted of the following:

                                                     2001         2000
                                                    --------    --------
                                                       (in thousands)
         Capitalized and purchased software costs   $  8,520    $  6,418
         Customer list ..........................         --       1,143
         Repurchased license rights and other ...         --       3,520
         Patents and related costs ..............      3,125       3,026
                                                    --------    --------
         Total ..................................     11,645      14,107
         Less accumulated amortization ..........     (6,290)     (5,064)
                                                                --------
         Less intangible assets held for sale ...     (1,027)
         Total intangible assets, net ...........   $  4,328    $  9,043
                                                    ========    ========

         At December 31, 1999, the Company had a liability of $1,862,500 to the seller of a patent purchased by the Company in 1998. The liability was settled by the Company in cash during 2000. The patent is being amortized over seventeen years.

7.       FINANCING AGREEMENTS

         The Company has an agreement with a commercial finance company that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Under this agreement there are two separate lines of credit. The first line has credit availability of $750,000. The second line has credit availability of up to $2,000,000, based upon the Company's customer credit rating. Borrowings are collateralized by all inventory, property and equipment, and accounts receivable. In addition, as of December 31, 2000, a $750,000 letter of credit was issued to the benefit of the commercial finance company. At December 31, 2000, NeoMedia collateralized this letter with a restricted cash balance of $750,000. As of December 31, 2001 and 2000, amounts due under this financing agreement included in accounts payable were $2,344,000 and $1,101,000, respectively.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.        LONG-TERM DEBT

          As of December 31, 2001 and 2000, long-term debt consisted of the following:

                                                                           2001    2000
                                                                          -----    -----
                                                                          (In thousands)
         Note payable to International Digital Scientific, Inc. (IDSI), non-interest bearing with interest imputed at 9%,
              due with minimum monthly installments of $16,000 through
              March 2005 ..............................................   $ 624    $ 816
         Less:  unamortized discount ..................................     (84)    (140)
                                                                          -----    -----
              Total long-term debt ....................................     540      676
         Less:  current portion .......................................    (150)    (137)
                                                                          -----    -----
         Long-term debt, net of current portion .......................   $ 390    $ 539
                                                                          =====    =====

          The long-term debt repayments for each of the next five fiscal years ending December 31 are as follows:

                                                             (In thousands)
                                                             --------------
         2002 ......................................               $192
         2003 ......................................                192
         2004 ......................................                192
         2005 ......................................                 48
         2006 ......................................                 --
                                                                   ----
         Total .....................................               $624
                                                                   ----

          In October 1994, the Company purchased, via seller financing, certain computer software from IDSI. The aggregate purchase price was $2,000,000 and was funded by the seller with an uncollateralized note payable, without interest, in an amount equal to the greater of: (i) 5% of the collected gross revenues of NeoMedia Migration for the preceding month; or (ii) the minimum installment payment as defined, until paid in full. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (the Company's then incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount is being accreted to interest expense over the term of the note. The software acquired was amortized over its estimated useful life of three years. As of December 31, 2001 and 2000, the balance of the note payable, net of unamortized discount, was $540,000 and $676,000, respectively.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       INCOME TAXES

         For the years ended December 31, 2001, 2000 and 1999, the components of income tax expense were as follows:

                                        2001            2000           1999
                                    -------------   -------------   ------------
                                                   (In thousands)
Current .........................   $          --   $          --   $         --
Deferred ........................              --              --             --
                                    -------------   -------------   ------------
Income tax expense/(benefit) ....   $          --   $          --   $         --
                                    =============   =============   ============

         As of December 31, 2001, 2000 and 1999, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                            2001        2000        1999
                                                          --------    --------    --------
                                                                   (In thousands)
Accrued employee benefits .............................   $     62    $     30    $     31
Provisions for doubtful accounts ......................         26         182         337
Deferred revenue ......................................         --          13          --
Capitalized software development costs and fixed assets        676         284          98
Net operating loss carryforwards (NOL) ................     22,916      15,021      12,724
Research and Development Credit .......................         --          --          91
Accruals ..............................................        470         864          51
Loss on disposal of Qode business unit ................      1,060          --          --
Other .................................................         --          17           8
Alternative minimum tax credit carryforward ...........         45          45          45
                                                          --------    --------    --------
Total deferred tax assets .............................     25,255      16,456      13,385
Valuation Allowance ...................................    (25,255)    (16,456)    (13,385)
                                                          --------    --------    --------
Net deferred income tax asset .........................   $     --    $     --    $     --
                                                          ========    ========    ========

         Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation reserve has been established against them.

         For the years ended December 31, 2001, 2000 and 1999, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                                                   2001       2000      1999
                                                                 -------    -------    -------
                                                                        (In thousands)
Benefit at federal statutory rate ............................   $(8,659)   $(1,839)   $(3,561)
State income taxes, net of federal ...........................    (1,009)      (196)      (380)
Foreign income taxes, net of federal .........................        --         --         61
Exercise of non-qualified stock options ......................       (17)      (176)    (1,874)
Permanent difference - write-off of Digtal Convergence stock .     1,190         --         --
Permanent and other, net .....................................      (304)      (860)       (12)
Change in valuation allowance ................................     8,799      3,071      5,766
                                                                 -------    -------    -------
Income tax expense/(benefit) .................................   $    --    $    --    $    --
                                                                 =======    =======    =======

         As of December 31, 2001, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $57.3 million which may be used to offset future taxable income, or, if unused expire between 2011 and 2020. As a result of certain of NeoMedia's equity activities occurring during the year ended December 31, 1997, NeoMedia anticipates that the annual usage of its pre-1998 net operating loss carryforwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

10.      TRANSACTIONS WITH RELATED PARTIES

         In January 1999, Edna Fritz, spouse of William Fritz, purchased 82,372 shares of the Company's common stock at a price of $3.03 per share. In January 1999, William Fritz purchased 42,857 shares of the Company's common stock at a price of $3.50 per share. As part of these purchases, Edna Fritz received a total of 8,237 warrants to purchase stock at $3.04 per share and William Fritz received 4,286 warrants to purchase stock at $3.50 per share.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In June 1999, the Company sold a license for the right to utilize its Neolink Information Server to Daystar Services L.L.C. ("Daystar") a Tennessee limited liability company, owned in part by an officer and one of the Company's board members, for $500,000. The original business purpose of the sale was to generate revenue through the sale of an exclusive license to Daystar. In April 2000, in anticipation of either a potential acquisition of the Company by Digital:Convergence ("DC") (which subsequently did not occur), or a long-term intellectual property license with DC, the Company purchased substantially all the assets of Daystar, including the rights to the license it sold to Daystar in 1999, for approximately $3.5 million of our common stock. In order to enter into a 10-year intellectual property license agreement with DC, the Company was required to re-purchase the exclusive license agreement. Additional Daystar assets purchased were to be employed in our MLM/Affinity licensing program. The assets purchased were recorded as intangible assets at approximately $3.5 million on the accompanying consolidated balance sheets. The Company believes this transaction was conducted on terms as good as favorable as those would have been derived from an arm's length negotiation.

         In July 1999, the Company paid professional fees in the amount of $73,000 to James J. Keil, a director of the Company, for services related to the recruitment of the Company's President and Chief Operating Officer and one sales representative.

          During the years ended December 31, 1999 and 1998, the Company leased from William E. Fritz a trade show booth for rental payments totaling $31,000 and $34,000, respectively. The lease expired during 1999.

         During each of the years ended December 31, 2000 and 1999, the Company leased office and residential facilities from related parties for rental payments totaling $5,000 and $13,000, respectively. The lease expired during 2000.

         During October 2001, the Company borrowed $4,000 from Charles W. Fritz, its Chairman and Chief Executive Officer, under a note payable bearing interest at 10% per annum with a term of six months.

         The Company believes this transaction was conducted on terms as good as favorable as those would have been derived from an arm's length negotiation.

11.      COMMITMENTS AND CONTINGENCIES

         NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 2001, 2000 and 1999, NeoMedia's rent expense was $1,246,000, $1,067,000 and $1,268,000, respectively.

          The following is a schedule of the future minimum lease payments under non-cancelable operating leases as of December 31, 2001:



                                                                     Payments
                                                                  -------------
                                                                  (In thousands)
2002 ..................................................                $  844
2003 ..................................................                   473
2004 ..................................................                    56
2005 ..................................................                     2
2006 ..................................................                    --
                                                                       ------
Total .................................................                $1,375
                                                                       ======

         Of the $844,000 minimum lease payment due in 2002, approximately $205,000 relates to leases for Qode Universal Commerce Solution equipment that will be assumed by the Finx Group, Inc. upon consummation of The Finx Group's letter of intent with the Company.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2001, none of the Company's employees were under contract. Additionally, the Company was not party to any long-term consulting agreements as of December 31, 2001.

Legal Proceedings

         The Company is involved in various legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions could have a material adverse effect on the Company's financial position or operating results.

         On September 6, 2001, AirClic, Inc. ("AirClic") filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company under the terms of a letter of intent entered into between AirClic and the Company. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note issued by the Company to AirClic in respect of such advance. The note issued by the Company in respect of AirClic's $500,000 advance is secured by substantially all of the Company's intellectual property, including its core physical world-to-Internet technologies. If the Company is deemed to have defaulted under the note, and does not pay the judgment, AirClic, which is one of the NeoMedia's key competitors, could acquire the Company's core intellectual property, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this lawsuit and has interposed counterclaims against AirClic. The lawsuit is in its preliminary stages and, as such, at this time it is difficult to assess the outcome. Whether or not AirClic is successful in asserting its claims that the Company breached certain representations made by the Company in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to the Company, payment of the note and related interest would have a material adverse effect on the Company's financial condition. If the Company faisl to pay such note, AirClic could proceed against the Company's intellectual property securing the note, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is aggressively seeking bridge financing to enable it to pay the principal and interest remaining under the note following the resolution of the counterclaims against AirClic. The Company has not accrued any additional liability over and above the note payable and related accrued interest.

         AirClic has also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic seeks a declaration that certain core intellectual property securing the note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending is invalid and unenforceable. Any declaration that the Company's core patented or patentable technology is invalid and unenforceable would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending against this lawsuit as well. The Company has not accrued any liability in connection with this matter.

         On June 26, 2001, the Company filed a $3 million lawsuit in the U.S. District Court, Northern District of Texas, Dallas Division, against Digital:Convergence Corporation for breach of contract regarding a $3 million promissory note due on June 24, 2001 that was not paid. The Company is seeking payment of the $3 million note plus interest and attorneys fees. The Company has not accrued any gain contingency related to this matter.

         In April 2001, the former President and director of NeoMedia filed a lawsuit against the Company and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. The Company believes the claim is without merit and is vigorously defending itself. Final outcome of this matter is uncertain and a range of loss cannot reasonably be estimated. The Company has accrued approximately $347,000 in severance and incentive payments payable to Mr. Goins. The Company has not accrued any additional liability related to the suit.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. The Company has entered into a letter of intent with the Finx Group, Inc. to sell certain assets and liabilities relating to Qode. As part of the letter of intent, the Finx Group will assume all liabilities up to $138,000 relating to the Ripfire contract. Accordingly, the Company has not accrued a liability in the accompanying financial statements. The Company, along with the Finx Group, is currently negotiating settlement of this matter.

         On October 3, 2001, Headway Associates, Ltd. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit. The lease commenced on March 3, 2000 and terminates on March 31, 2005. On February 25, 2002, Headway agreed to accept $100,000 cash payment over a two-month period for settlement of all past-due and future amounts owed under the lease. This amount is accrued in the accompanying financial statements.

         On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. The Company has entered into a letter of intent with the Finx Group, Inc. to sell certain assets and liabilities relating to Qode. As part of the letter of intent, the Finx Group will assume all liabilities up to $530,000 relating to the Orsus contract. Accordingly, the Company has not accrued a liability in the accompanying financial statements. The Company, along with the Finx Group, is currently negotiating settlement of this matter.

         On March 20, 2002, IOS Capital, Inc. filed a summons seeking full payment of approximately $38,700 relating to past due and future payments under an office equipment lease. The Company has returned the equipment and intends to settle the past due amounts. As of December 31, 2001, the Company had recorded a liability of approximately $10,000 relating to this matter.

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For grants in 2001, 2000 and 1999, the following assumptions were used:
(i) no expected dividends; (ii) a risk-free interest rate of 4.5% for 2001, 6% for 2000 and 5% for 1999; (iii) expected volatility of 135% for 2001, 80% for 2000 and 70% for 1999 and (iv) an expected life of 5 years for options granted in 2001 and 4 years for options granted in 2000 and 1999. The fair-value was determined using the Black-Scholes option-pricing model.

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

                                             2001          2000           1999
                                          ----------    ----------    ----------
Net Loss
     As reported .....................    $   25,469    $    5,409    $   10,472
     Pro forma .......................    $   27,888    $    7,498    $   11,731
Net loss per share
     As reported .....................    $     1.55    $     0.39    $     1.01
     Pro forma .......................    $     1.70    $     0.54    $     1.13


          A summary of the status of NeoMedia's 1996 and 1998 stock option plans as of and for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                       2001                     2000                      1999
                                           --------------------------   ------------------------ --------------------------
                                                            Weighted                  Weighted                    Weighted
                                                            Average                    Average                     Average
                                                            Exercise                  Exercise                    Exercise
                                               Shares         Price         Shares      Price        Shares       Price
                                           (In thousands)               (In thousands)           (In thousands)
                                           -------------   ----------   ------------- ---------- -------------   ----------
Outstanding at beginning of year .........        4,294    $     4.71        3,418    $     4.43        3,164    $     4.40
Granted ..................................        3,499          2.00        1,192          4.87        1,721          4.71
Exercised ................................          (38)         3.60         (170)         2.83         (599)         1.77
Forfeited ................................       (3,541)         4.13         (146)         5.78         (868)         5.79
                                             ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at end of year ...............        4,214    $     2.96        4,294    $     4.71        3,418    $     4.43
                                             ==========    ==========   ==========    ==========   ==========    ==========

Options exercisable at year-end ..........        2,452                      2,140                      1,398
Weighted-average fair value of options
granted during the year ..................   $     1.81                 $     3.05                 $     2.68
Available for grant at the end of the year        4,158                      4,116                      5,162

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2001:

                               Options Outstanding                                        Options Exercisable
-------------------------------------------------------------------------------       -------------------------
                                               Weighted-              Weighted-                      Weighted-
                                               Average                 Average                        Average
      Range of                 Number          Remaining              Exercise           Number       Exercise
  Exercise Prices           Outstanding     Contractual Life           Price           Exercisable     Price
------------------         --------------   ----------------           -----           -----------     -----
                           (In thousands)                                             (In thousands)
$   -- to  $  0.84             1,441            9.4 years              $ 0.24               667        $ 0.28
  1.88 to     2.91               767            8.0 years                2.52               429          2.52
  3.25 to     4.98             1,055            7.9 years                3.81               619          3.76
  5.06 to     7.88               836            7.2 years                6.15               632          6.25
  8.44 to    10.88               115            7.7 years                8.89               105          8.92
  ----------------             -----            ---------              ------             -----        ------

$ 0.84 to  $ 10.88             4,214            8.3 years              $ 2.96             2,452        $ 3.46
  ================             =====            =========              ======             =====        ======


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

         In October 2000, the Company issued 80,000 warrants to buy shares of the Company's common stock to an outside consultant at a price of $4.13 per share for consulting services rendered, and recognized approximately $253,000 in expense in its 2000 consolidated financial statements. These warrants vest in the same manner as the employee options granted under the 1998 Stock Option Plan. All these warrants were outstanding at December 31, 2001. Of these warrants, 16,000 were vested at December 31, 2001.

         In September 2001, the Company issued 150,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.20 per share for consulting services rendered, and recognized $18,800 in expense in the 2001 consolidated financial statements. The warrants vest 40% upon grant and the remaining 60% one year from the grant date. As of December 31, 2001, all 150,000 warrants were outstanding and 60,000 were vested.

Warrants

Warrant activity as of December 31, 2001, 2000 and 1999, is as follows:

         Balance December 31, 1998                            1,639,832

              Warrants issued                                 1,118,630

              Warrants exercised                                 82,100
                                                              ---------

         Balance December 31, 1999                            2,676,362

              Warrants issued                                 1,787,073

              Warrants exercised                                495,600
                                                              ---------

         Balance December 31, 2000                            3,967,835

              Warrants issued                                   887,512

              Warrants exercised                                505,450

              Warrants expired                                1,110,000
                                                              ---------

         Balance December 31, 2001                            3,239,897
                                                              =========

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 2000, the Company issued 1,400,000 warrants as part of a ten year license of the Company's intellectual property. These warrants were immediately vested and exercisable. The associated expense is being recognized over the life of the contract. During 2000, $118,000 was recorded as a reduction of the license revenue related to the contract.

         During 2001, the Company re-priced approximately 1.5 million additional warrants subject to a limited exercise period and other conditions, including certain warrants issued in connection with NeoMedia's initial public offering in 1996, which expired at the end of 2001. The repricing program allowed the warrant exercise price to be reduced to 33 percent of the closing sale price of the Company's common stock (subject to a minimum) on the day prior to the date of exercise for a period of six months from the date the repricing program began. The exercise of the warrants and sale of the underlying common stock was at the discretion of a broker selected by the Company, within the parameters of the repricing arrangement. In accordance with FASB Interpretation, FIN 44, Accounting for Certain Transactions Involving Stock Transactions, the award was accounted for as variable from the date of modifications on May 1, 2001. Accordingly, $181,000 was recorded in during 2001 as compensation expense.

         In June 2001, the Board of Directors approved the issuance of 404,900 warrants to an outside consultant at an exercise price of $2.09. The Company recognized an expense of approximately $742,000 related to this transaction, which is included in general and administrative expense in the accompanying consolidated statements of operations. The Company used the Black-Scholes option-pricing model to value the shares, with the following assumptions: (i) no expected dividends (ii) a risk-free interest rate of 4.5% (iii) expected volatility of 135% and (iv) an expected life of 3 years.

         The following table summarizes information about warrants outstanding at December 31, 2001, all of which are exercisable:

                                                  Weighted
                                                  Average
                                                 Remaining         Weighted
     Range of                     Warrants       Contractual        Average
 Exercise Prices                Outstanding      Life (Years)    Exercise Price
 ---------------                -----------      ------------    --------------
 $ 0.10 to $ 5.50                    927              2.6          $    2.51
 $ 5.51 to $ 6.99                  1,558              3.5          $    6.02
 $ 7.00 to $ 9.99                    524              1.0          $    8.04
 $10.00 to $15.00                    231              1.1          $   12.74
                                   -----            -----          ---------
 $ 0.10 to $15.00                  3,240              2.7          $    5.82
                                   =====            =====          =========

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company is organized into two business segments: (a) NeoMedia ASP, and (b) NeoMedia SI. Performance is evaluated and resources allocated based on specific segment requirements and measurable factors. Management uses the Company's internal income statements to evaluate each business unit's performance. Assets of the business units are not available for management of the business segments or for disclosure.

         Operational results for the two segments for the years ended December 31, 2001, 2000 and 1999 are presented below (in thousands):

                                                                        NeoMedia ISS     NeoMedia CIS
                                                                         (formerly         (formerly
                                                                        NeoMedia ASP)     NeoMedia SI)   Consolidated
                                                                        ------------      ------------   ------------
Year Ended December 31, 2001
        Net Sales
               Qode Business Unit                                         $     13         $     --         $     13
               Paperclick/Amway/MLM                                            140                               140
               Software and equipment resales and related services              --            8,002            8,002
                                                                          --------         --------         --------
                    Total gross sales                                          153            8,002            8,155
               Less: Qode Business Unit Sales                                  (13)              --              (13)
                                                                          --------         --------         --------
                    Total net sales                                            140            8,002            8,142
                                                                          ========         ========         ========

        Loss from Continuing Operations                                    (17,639)          (1,129)         (18,768)
        Loss from operations of and disposal
               of discontinued business unit                                (6,701)              --           (6,701)
        Net Loss                                                           (24,340)          (1,129)         (25,469)

Year Ended December 31, 2000
        Net Sales                                                         $  8,083         $ 19,482         $ 27,565
        Net Loss                                                            (4,225)          (1,184)          (5,409)

Year Ended December 31, 1999
        Net Sales                                                         $    795         $ 24,461         $ 25,256
        Net Loss                                                            (5,916)          (4,556)         (10,472)

15.      QUARTERLY INFORMATION (UNAUDITED)

         The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                       (dollars in thousands except per share data)
                                        ----------------------------------------------------------------------------
                                          Total           Fourth            Third           Second            First
                                        --------          -------          -------         --------          -------
2001
----
Total net sales                           $8,142           $4,459             $908           $1,237           $1,538
Gross profit                               ($724)            $597            ($503)           ($404)           ($414)
(Loss) before income taxes
     and discontinued operations        ($18,768)            $771          ($5,072)        ($11,042)         ($3,425)
Net (loss)                              ($25,469)         ($1,692)         ($9,310)        ($11,042)         ($3,425)
Net (loss) per share:
     basic and diluted                    ($1.55)          ($0.11)          ($0.60)          ($0.72)          ($0.24)

2000
----
Total net sales                          $27,565           $9,875           $4,049           $9,547           $4,094
Gross profit                              $9,032           $7,571              $42             $879             $540
(Loss) before income taxes
     and discontinued operations         ($5,409)          $2,667          ($3,555)         ($2,085)         ($2,436)
Net (loss)                               ($5,409)          $2,667          ($3,555)         ($2,085)         ($2,436)
Net (loss) per share:
     basic and diluted                    ($0.39)           $0.21           ($0.25)          ($0.15)          ($0.19)

1999
----
Total net sales                          $25,256           $5,091           $5,019           $7,342           $7,804
Gross profit                              $2,786            ($156)            ($11)          $1,269           $1,684
(Loss) before income taxes
     and discontinued operations        ($10,472)         ($3,881)         ($2,937)         ($1,888)         ($1,766)
Net (loss)                              ($10,472)         ($3,881)         ($2,937)         ($1,888)         ($1,766)
Net (loss) per share:
     basic and diluted                    ($1.01)          ($0.34)          ($0.27)          ($0.19)          ($0.20)

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      COMMON STOCK

         On October 24, 2001, the Company filed a proxy statement with the SEC to request a shareholder vote to increase the number of the Company's authorized shares of common stock from 50,000,000 shares to 100,000,000 and increase the number of the Company's authorized shares of preferred stock from 10,000,000 shares to 25,000,000. The shareholder meeting was held on December 11, 2001. This resolution did not pass as a result of the failure to secure favorable votes from holders of a majority of the outstanding shares.

         The proxy also requested approval to sell 19,000,000 shares of common stock to accredited investors in exchange for limited recourse promissory notes accruing interest at a rate of 6% per annum, with a term of three months, providing for mandatory repayment of principal in the amount of the proceeds of any sale of the shares of common stock (or other securities or assets issued in respect of such shares of common stock) purchased by means of such promissory notes, with sole recourse under the event of default under the promissory note limited to recovery of the shares of common stock purchased (or other assets or securities issued in respect thereof) by means of such promissory note. This resolution passed. During the fourth quarter of 2001, the Company issued 3,000,000 of the 19,000,000 shares at $0.08 per share in exchange for limited recourse promissory notes as described above. The Company has recorded a stock subscription receivable of $240,000 as of December 31, 2001 with respect to these shares. Subsequent to December 31, 2001, the Company has cancelled the 3,000,000 shares issued in 2001 and re-issued them, along with 16,000,000 additional shares, at a price of $0.17 per share, subject to the same terms described above.

         During the year ended December 31, 2001, the Company issued through private placements 3,490,750 shares of the Company's Common Stock for proceeds of $1,637,000.

         During the year ended December 31, 2000, the Company issued through private placements 1,415,279 shares of the Company's Common Stock for proceeds of $9,203,000. In connection with these private placements, the Company also issued 387,073 warrants with strike prices ranging from $6.00 to $12.74. These warrants were immediately vested and have a life of three to five years.

         In 1999, an unrelated third party converted their $2.0 million note receivable from the Company into shares of the Company's common stock at a price of $4.00 per share. The unrelated third party also received 200,000 warrants. These warrants were 100% vested upon issuance. Of these warrants, 100,000 were issued at $5.00 and 100,000 were issued at $7.00. All 200,000 warrants had a three-year expiration and were subsequently exercised in 2000.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      PREFERRED STOCK

         In June 2001, the Company entered into a one-year license agreement with About.com, Inc. to provide the Qode Universal Commerce SolutionTM to About.com's estimated 36 million worldwide users. The Company and About.com intended to promote the co-branded shopping service throughout the About.com network. In June 2001, About.com ran banner ads on its site promoting the Qode Universal Commerce Solution(TM). As part of the emerging About.com and NeoMedia relationship, About.com received 452,489 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, of the 500,000 total Series B Convertible Preferred shares which we are authorized to issue, in consideration for these promotions. Each share was convertible into one share of NeoMedia common stock. We recorded an expense of $882,000 associated with this transaction in the second quarter in sales and marketing expense in the accompanying consolidated statements of operations. The agreement with About.com was terminated on August 31, 2001, in anticipation of the sale of the Qode assets to the Finx Group, Inc. Subsequent to December 31, 2001, the Series B Convertible Preferred Stock issued to About.com automatically converted to 452,289 shares of NeoMedia common stock on January 2, 2002.

18.      SUBSEQUENT EVENTS

         Subsequent to December 31, 2001, the following events have occurred:

         o During January 2002, certain of the Company's shareholders filed a complaint with the Securities and Exchange Commission, alleging that the shareholders were not included in the special shareholders meeting of November 25, 2001, to vote on the issuance of 19 million shares of NeoMedia common stock. On March 11, the Company filed its response claiming that the Company had fully complied with all of its obligations under the laws and regulations administered by the Securities and Exchange Commission, as well as with its obligation under Delaware General Corporation Law.

         o During February 2002, the Company sold 19 million shares of its common stock at $0.17 per share in exchange for promissory notes maturing at the earlier of i) 90 days from the date of issuance, or ii) 30 days from registration of the shares. During 2001, the Company had issued 3 million shares to unrelated investors at $0.08 per share payable in the same manner. Those shares were cancelled and re-issued as part of the 19 million share offering in 2002.

         o During February 2002, the Company issued 1,646,987 shares of its common stock to two separate vendors as settlement of past due liabilities and future payments relating to equipment leases.

         o During March 2002, the Company requested a hearing before a Nasdaq listing qualifications panel to review a staff determination issued by Nasdaq. The determination indicated that as of December 31, 2001 the Company not comply with either the minimum $2 million net tangible assets or the minimum $2.5 million stockholders' equity requirement for continued listing, and that the company's shares were therefore subject to delisting. NeoMedia responded by requesting a hearing before a Nasdaq listing panel to review the staff determination. The hearing is scheduled for April 18, 2002.

         o During March 2002, the Company repriced 1.2 million of its common stock warrants for a period of six months. During the term of the warrant repricing program, participating holders are entitled to exercise qualified warrants at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the NASDAQ Small Cap Market on the trading date immediately preceding the date of exercise.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         As of March 14, 2002, NeoMedia's directors and executive officers were:

Name                       Age           Position Held
----                       ---           -------------
Charles W. Fritz.........  45     President, Chief Executive Officer,
                                  Director and Chairman of the Board

William E. Fritz.........  71     Secretary and Director

Charles T. Jensen........  58     Chief Financial Officer, Vice-President,
                                  Treasurer, and Director

A. Hayes Barclay.........  71     Director

James J. Keil............  72     Director

         The following is certain summary information with respect to the directors and executive officers of NeoMedia:

         CHARLES W. FRITZ, age 45, is a founder of NeoMedia and has served as an officer and as a Director since its inception. On August 6, 1996, Mr. Fritz was appointed Chief Executive Officer and Chairman of the Board of Directors. On April 2, 2001, Mr. Fritz was appointed as President. Mr. Fritz is currently a member of the Compensation Committee. Prior to founding NeoMedia, Mr. Fritz was an Account Executive with IBM Corporation from 1986 to 1988, Director of Marketing and Strategic Alliances for the Information Consulting Group from 1988-1989, and a Consultant for McKinsey & Company. Mr. Fritz holds an M.B.A. from Rollins College and a B.A. in finance from the University of Florida. Mr. Fritz is the son of William E. Fritz, a Director of NeoMedia, and its Secretary.

         WILLIAM E. FRITZ, age 71, is a founder of NeoMedia and has served as Secretary and Director since its inception. Mr. Fritz also served as Treasurer of NeoMedia from its inception until May 1, 1996. Mr. Fritz, who has over thirty-two years in establishing and operating privately owned companies, currently is, and for at least the past eleven years has been, an officer and either the sole stockholder or a majority stockholder, of G.T. Enterprises, Inc. (formerly Gen-Tech, Inc.), D.M., Inc. (formerly Dev-Mark, Inc.) and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's Chief Executive Officer and Chairman of the Board.

         CHARLES T. JENSEN, age 58, has been Chief Financial Officer, Treasurer and Vice President of NeoMedia since May 1, 1996. Mr. Jensen has been a Director since August 6, 1996, and currently is a member of the Compensation Committee. Prior to joining NeoMedia in November 1995, Mr. Jensen was Chief Financial Officer of Jack M. Berry, Inc., a Florida corporation which grows and processes citrus products, from December, 1994, to October, 1995, and at Viking Range Corporation, a Mississippi corporation which manufactures gas ranges, from November 1993, to December 1994. From December, 1992, to February, 1994, Mr. Jensen was Treasurer of Lin Jensen, Inc., a Virginia corporation specializing in ladies clothing and accessories. Prior to that, from January, 1982, to March, 1993, Mr. Jensen was Controller and Vice-President of Finance of The Pinkerton Tobacco Co., a tobacco manufacturer. Mr. Jensen holds a B.B.A. in accounting from Western Michigan University and is a Certified Public Accountant.


                                     III-1

         A. HAYES BARCLAY, age 71, has been a Director of NeoMedia since August 6, 1996, and currently is a member of the Stock Option Committee and the Audit Committee. Mr. Barclay has practiced law for approximately 37 years and since 1967, has been an officer, owner and employee of the law firm of Barclay & Damisch, Ltd. and its predecessor, with offices in Chicago, Wheaton and Arlington Heights, Illinois. Mr. Barclay holds a B.A. degree from Wheaton College, a B.S. from the University of Illinois and a J.D. from the Illinois Institute of Technology - Chicago Kent College of Law.

         JAMES J. KEIL, age 74, has been a Director of NeoMedia since August 6, 1996. Mr. Keil currently is a member of the Compensation Committee, the Stock Option Committee and the Audit Committee. He is founder and president of Keil & Keil Associates, a business and marketing consulting firm located in Washington, D.C., specializing in marketing, sales, document application strategies, recruiting and Electronic Commerce projects. Prior to forming Keil & Keil Associates in 1990, Mr. Keil worked for approximately 38 years at IBM Corporation and Xerox Corporation in various marketing, sales and senior executive positions. From 1989-1995, Mr. Keil was on the Board of Directors of Elixir Technologies Corporation (a non-public corporation), and from 1990-1992 was the Chairman of its Board of Directors. From 1992-1996, Mr. Keil served on the Board of Directors of Document Sciences Corporation. Mr. Keil holds a B.S. degree from the University of Dayton and did Masters level studies at the Harvard Business School and the University of Chicago in 1961/62.

         During July, 2001, the Company laid off 55 employees, including Rudolph Mosny, Chief Operating Officer and Executive Vice President - International, and Robert Durst, Chief Technical Officer and Executive Vice President, each of whom were also directors.

         During September 2001, Michael Tanner, an outside director, resigned from the Board of Directors.

         During January 2002, Paul Reece, an outside director, resigned from the Board of Directors.

Meetings and Committees of the Board of Directors

         All directors shall be elected on an annual basis, each to hold office until the next annual meeting of shareholders or until that director's successor has been elected and qualified or until the earlier of death or resignation. At present, NeoMedia's by-laws provide for not less than one director nor more than nine. Currently, there are five directors. NeoMedia's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. From January 1, 2001, through December 31, 2001, NeoMedia held 13 directors' meetings. During the fiscal year ended December 31, 2001, all incumbent directors attended more than 75 percent of the combined total of meetings of the Board and the Committees on which they served during 2001.

         Our board of directors currently has audit, stock option, and compensation committees. At least a majority of the members of each committee are independent directors. The audit committee reviews the scope of our audit, recommends to our board of directors the engagement of our independent auditors, reviews the financial statements, and reviews any transactions between us and any of our officers, directors or other related parties. Our stock option committee administers the 1996 and 1998 stock option plans and the 1996 management incentive plan. Our compensation committee evaluates our compensation policies and approves executive compensation and executive employment contracts. Messrs. Keil (chairman) and Barclay are members of the audit committee. Messrs. Keil (chairman) and Barclay are members of the stock option committee. Messrs. Keil (chairman), Charles W. Fritz, Jensen, Reece, and Tanner are members of the compensation committee.


                                     III-2

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

         Based solely on a review of the copies of such forms furnished to NeoMedia, NeoMedia believes that during 2001 all Section 16(a) filing requirements applicable to NeoMedia's officers, directors and ten percent beneficial owners were complied with.


                                     III-3

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 2001, 2000 and 1999:


                                                 Summary Compensation Table
                                                   Annual Compensation (1)                             Long-term Compensation
                                   -----------------------------------------------------         --------------------------------
                                                                                                 Securities
                                                                                                 Underlying
                                                            Other Annual                           Warrants       All other
Name and Principal Position        Year          Salary     Compensation          Bonus          and Options    Compensation
---------------------------        ----          ------     ------------          -----          -----------    ------------
Charles W. Fritz                   2001         $221,758      $     --         $      --           400,000(2)      $21,532(5),(6)
    Chief Executive Officer        2000          250,000            --           148,800(8)         49,000(2)       22,502(5),(6)
                                   1999          250,000            --                --           400,000(2)       84,914(5),(6)

Charles T. Jensen                  2001          144,239            --                --           240,000(2)       17,794(5),(6)
    Chief Financial Officer,       2000          150,000            --            87,860(8)         37,000(2)       29,767(5),(6)
    Vice President & Treasurer     1999          150,000            --                --           180,000(2)       42,712(5),(6)

Robert T. Durst, Jr                2001           95,755            --                --           120,000(2)        9,455(5),(6)
    Executive Vice President,      2000          170,000            --            99,708(8)         37,000(2)       13,127(5),(6)
    Chief Technical Officer        1999          170,000            --                --           210,000(2)              13,876


William F. Goins (3)               2001           13,963            --                --           120,000(2)                  --
    President & Chief              2000          180,000            --           131,790(8)         40,000(2)              11,699(6)
    Operating Officer              1999           75,000        25,000(7)             --           200,000(2)                 625(6)


Rudolf Y. Mosny (4)                2001           91,383            --                --           500,000(2)                  --
    President & Chief              2000               --            --                --           100,000(2)                  --
    Operating Officer              1999               --            --                --                --                     --

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

2. Represents options granted under NeoMedia's 1998 Stock Option Plan and warrants granted at the discretion of NeoMedia's Board of Directors.

3.       Mr. Goins' employment with NeoMedia ended during January 2001.

4.       Mr. Mosny's employment with NeoMedia ended during July 2001.

                                     III-4

5. Includes life insurance premiums where policy benefits are payable to beneficiary of the Named Executive Officer.

6. Automobile expenses attributable to personal use and the corresponding income tax effects.

7.       Represents sign-on bonus.

8. In June 2001, the Company's compensation committee approved an adjustment, relating to the Digital:Convergence patent license fees, to the 2000 executive incentive plan that reduced the bonus payout by approximately $1.1 million. The original amount recorded in 2000 and reported in the 2000 form 10-KSB was $430,800 for Charles W. Fritz, $193,860 for Charles T. Jensen, $219,708 for Robert T. Durst, and $290,790 for William F. Goins. The adjusted amounts are presented in the table above.

Employment Agreements

         The Company entered into five year employment agreements ending April 30, 2001 with each of Charles W. Fritz, its chief executive officer and chairman of the board of directors, and Charles T. Jensen, its vice president, chief financial officer and treasurer, and with Robert T. Durst, Jr., its executive vice-president and chief technical officer, ending March 31, 2001. The employment agreements provided for an annual salary of $170,000 for Mr. Fritz, $140,000 for Mr. Durst and $110,000 for Mr. Jensen, subject to annual review by the board of directors which may increase but not decrease such salary, and participation in all benefits and plans available to executive employees of NeoMedia. Effective as of January 1, 1998, the board of directors increased the annual salary of Mr. Fritz to $250,000, Mr. Durst to $170,000, and Mr. Jensen to $150,000. During the period May 15, 2001 through July 15, 2001, these individuals, along with other officers of NeoMedia, temporarily had their salaries reduced by 20% in the effort to reduce expenses. In addition, during the year ended December 31, 2001, the board granted Messrs. Fritz, Durst and Jensen options to purchase 400,000, 120,000 and 240,000 shares of common stock, respectively, under the 1998 stock option plan. During the year ended December 31, 2000, the board granted Messrs. Fritz, Durst and Jensen options to purchase 49,000, 37,000, and 37,000 shares of common stock, respectively, under the 1998 stock option plan. During the year ended December 31, 1999, the board of directors granted to Messrs. Fritz, Durst and Jensen options to purchase 400,000, 210,000 and 180,000 shares of common stock, respectively, under the 1998 stock option plan. The Company plans to renegotiate new employment agreements with Messrs. Fritz and Jensen. In the interim, the Company has put into place agreements that provide for six months severance in the event of termination related to a change of control. Mr. Durst was laid off during July 2001 as part of a company-wide cost reduction effort.

         During the year ended December 31, 1999, the Company entered into a one-year employment agreement ending July 31, 2000, with William F. Goins, its president and chief operating officer. The agreement was renewed through July 31, 2001. The agreement provides for an annual salary of $180,000, subject to periodic review by the board of directors which may increase but not decrease such salary, and participation in all benefits and plans available to our executive employees. In addition, during the year ended December 31, 2001, 2000, and 1999, the board of directors granted to Mr. Goins options to purchase up to 120,000, 40,000, and 200,000 shares of our common stock, respectively, under the 1998 stock option plan. As of January 31, 2001, Mr. Goins was no longer employed by the Company. The Company is involved in litigation with Mr. Goins regarding his departure with company.

         During July, 2001, the Company laid off 55 employees, including Rudolph Mosny, Chief Operating Officer, Executive Vice President - International, and director.



                                     III-5

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

                                     III-6

Options Granted in the Last Fiscal Year

      The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 2001:

                             Number of
                             Securities      % of Total
                             Underlying        Options
                                Options      Granted to   Exercise    Expiration
Name                          Granted (1)     Employees     Price        Date
-------------------------    -------------   ----------   --------     --------

Charles W. Fritz ........       200,000          5.7%     $   2.50      1/2/11

                                200,000          5.7%     $   0.20      9/13/11

Robert T. Durst .........       120,000          3.4%     $   2.50      1/2/11

Charles T. Jensen .......        90,000          2.6%     $   2.50      1/2/11

                                150,000          4.3%     $   0.20      9/13/11

William F. Goins(2) .....       120,000          3.4%     $   2.50      1/2/11

Rudolf Y. Mosny (3) .....       500,000         14.3%     $   3.25      4/5/11


(1)      Options granted under the 1998 Stock Option Plan.

(2)      Mr. Goins' employment with NeoMedia ended in January 2001

(3) Options have special vesting depending on price of NeoMedia common stock. Options were forfeited upon Mr. Mosny's termination in July 2001.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values

         The following table sets forth options exercised by NeoMedia Named Executive Officers during fiscal 2001, and the number and value of all unexercised options at fiscal year end.

                                                            Number of Unexercised
                                                            Securities Underlying         Value of Unexercised In-
                         Shares                                  Options/SARs at         the-Money Options/SARs at
                        Acquired          Value                 December 31, 2001            December 31, 2001(1)
Name                   on Exercise       Realized         Exercisable      Unexercisable  Exercisable    Unexercisable
--------------------   -----------       --------         -----------      -------------  -----------    -------------

Charles W. Fritz (2)        --              --              699,600           549,400          --              --

Robert T. Durst             --              --                 --                 --           --              --

Charles T. Jensen           --              --              413,186           292,200          --              --

William F. Goins(3)         --              --                 --                 --           --              --

Rudolf Y. Mosny(4)          --              --                 --                 --           --              --

(1) The value of the in the money options is calculated by the difference between the market price of the stock at December 31, 2001 ($0.14) and the exercise price of the options.

(2)      Includes stock options and warrants.

(3)      Mr Goins' employment with NeoMedia ended in January 2001.

(4)      Mr. Mosny's employment with NeoMedia ended in July 2001.

                                     III-7

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of March 15, 2002, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors and nominees,
(iii) by each executive officer of NeoMedia named in the Summary Compensation Table, and (iv) by all executive officers and directors of NeoMedia as a group.

                                                Amount and Nature of     Percent of
                                               Beneficial Ownership (1)   Class (1)
                                               ------------------------   ---------
Charles W. Fritz (2)(3) ..................            2,555,930             7.0%
Fritz Family Limited Partnership (2)(4) ..            1,511,742             4.1%
Chandler T. Fritz 1994 Trust (2)(5)(6) ...               58,489              *
Charles W. Fritz 1994 Trust (2)(5)(7) ....               58,489              *
Debra F. Schiafone 1994 Trust (2)(5)(8) ..               48,489              *
William & Edna Fritz (2)(4)(5) ...........              430,310             1.2%
Charles Jensen (2)(9) ....................              500,686             1.4%
A. Hayes Barclay (10)(11) ................              169,000              *
James J. Keil  (12)(13) ..................              123,000              *
                                                                           ----
All executive officers and directors
   as a group (6 persons) (14) ...........            5,456,135            15.0%


----------
/*/ denotes ownership of less than one percent of issued and outstanding shares of our common stock.

         (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Options to purchase shares of common stock currently exercisable or exercisable within sixty days of March 15, 2002 are deemed outstanding for computing the beneficial ownership percentage of the person holding such options but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table above have the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

         (2) The address of the referenced holder(s) is c/o NeoMedia Technologies, Inc., 2201 Second Street, Suite 600, Fort Myers, FL 33901

         (3) Shares beneficially owned include 400 shares of common stock, 100 shares owned by each of Mr. Fritz's four minor children for an aggregate of 400 shares, 140,775 shares of common stock issuable upon exercise of warrants to purchase common stock which are currently exercisable, 829,600 shares of common stock issuable upon exercise of options granted under our 1998 employee stock option plan, 42,186 shares of common stock owned by Mr. Charles W. Fritz directly, and 1,542,969 shares of common stock held by the CW/LA II Family Limited Partnership, a family limited partnership for the benefit of Mr. Fritz's family.

                                     III-8

         (4) William E. Fritz, our corporate secretary, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owner of the 1,511,742 shares held in the Fritz Family Partnership. As trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the shares of NeoMedia held in each trust. Accordingly, Mr. William E. Fritz is deemed to be the beneficial owner of an aggregate of 2,070,519 shares, 165,467 of which as a result of being trustee of the Chandler T. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, 1,511,742 shares as a result of being co-general partner of the Fritz Family Partnership, 268,787 shares owned by Mr. Fritz or his spouse, 12,523 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse and 149,000 shares to be issued upon the exercise of options held by Mr. Fritz or his spouse. Mr. William E. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

         (5) William E. Fritz is the trustee of this Trust and therefore is deemed to be the beneficial owner of such shares.

         (6) Chandler T. Fritz, son of William E. Fritz, is the primary beneficiary of this trust.

         (7) Charles W. Fritz, son of William E. Fritz and our president and chief executive officer, is the primary beneficiary of this trust.

         (8) Debra F. Schiafone, daughter of William E. Fritz, is the primary beneficiary of this trust.

         (9) Includes 499,186 shares of common stock issuable upon exercise of options granted under our 1996 and 1998 stock option plans.

         (10) Includes 164,000 shares of common stock issuable upon exercise of options granted under our 1996 and 1998 stock option plans.

         (11)     c/o Barclay & Damisch Ltd. 115 West Wesley Street Wheaton, IL
                  60187

         (12) Includes 123,000 shares of common stock issuable upon exercise of options granted under NeoMedia's 1996 and 1998 stock option plans.

         (13) The address of the referenced individual is c/o Keil & Keil Associates 733 15th Street, N.W. Washington 20005

         (14) Includes an aggregate of 1,764,786 currently exercisable options to purchase shares of common stock granted under our 1996 stock option plan and 1998 stock option plan and 153,298 currently exercisable warrants to purchase shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     III-9

         During 2000, NeoMedia leased office and residential facilities from related parties for rental payments totaling $5,000. This lease expired in 2000.

         In April 2000, the NeoMedia paid professional fees in the amount of $8,000 to a director of the company for consulting services rendered.

         During October 2001, the Company borrowed $4,000 from Charles W. Fritz, its Chairman and Chief Executive Officer, under a note payable bearing interest at 10% per annum with a term of six months.

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (1) The following exhibits required by Item 601 of Regulation S-K to be filed herewith are hereby incorporated by reference:

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

                                     III-10

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

10.14 Licensing Agreement between Digital:Convergence Corporation and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of NeoMedia Form 10-QSB filed on October 30, 2000)

10.15 Sale and Purchase Agreement between Qode.com, Inc. and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 10.1 of NeoMedia Form 8K filed on March 15, 2001)

10.16 Patent License Agreement - Devices between A.T. Cross Company and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 23.5 of NeoMedia Form S1/A filed November 16, 2001).

10.17 License Agreement between Symbol Technologies, Inc. and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 23.6 of NeoMedia Form S1/A filed November 16, 2001).

10.18 Sponsorship and Advertising Agreement between About.com, Inc. and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 23.7 of NeoMedia Form S1/A filed November 16, 2001).

10.19 Proposed Transaction Agreement between AirClic, Inc. and NeoMedia Technologies, Inc. (Incorporated by reference to Exhibit 23.8 of NeoMedia Form S1/A filed November 16, 2001).

21 Subsidiaries (Incorporated by reference to description of Company's subsidiaries contained in Part I, Item I of this form 10-K.

(2) The following exhibits required by Item 601 of Regulation S-K are hereby filed herewith:


                                     III-11

Exhibit
  No.          Description
-------        -----------

3.5 Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock.

23.1     Consent of Arthur Andersen LLP

23.2     Consent of Stonefield Josephson, Inc.

(b)      Reports on Form 8-K

         Form 8-K filed October 29, 2001 to disclose that the Company had dismissed Arthur Andersen LLP as its independent accountants and engaged Stonefield Josephson, Inc. as its new independent accountants.


                                     III-12

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 1st day of April, 2002.

                                   NEOMEDIA TECHNOLOGIES, INC.
                                   Registrant


                                   By: /s/ CHARLES W. FRITZ
                                       -----------------------------------------
                                       Charles W. Fritz, Chief Executive Officer
                                       and Chairman of the Board

          In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

     Signatures                              Title
     ----------                              -----

/s/ CHARLES W. FRITZ          Chief Executive Officer, Chairman of the
---------------------           Board and Director
  Charles W. Fritz

/s/ WILLIAM E. FRITZ          Secretary and Director
---------------------
  William E. Fritz

/s/ CHARLES T. JENSEN         Chief Financial Officer, Treasurer and Director
---------------------
  Charles T. Jensen

/s/ A. HAYES BARCLAY          Director
---------------------
  A. Hayes Barclay

  /s/ JAMES J. KEIL           Director
---------------------
    James J. Keil


                                     III-13