Form 10-Q
period 2002-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2002-05-15
CIK 1022701

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                   FORM 10 - Q
                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of May 3, 2002, there were 40,275,153 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NeoMedia Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                            March 31,         December 31,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------
ASSETS                                                                                     (Unaudited)          (Audited)
Current assets:
   Cash and cash equivalents ...................................................         $            17     $           134
   Trade accounts receivable, net of allowance for doubtful
      account of $32 in 2002 and $65 in 2001 ...................................                   1,082               2,583
   Costs and estimated earnings in excess of billings on
      uncompleted contracts ....................................................                      46                  43
   Inventories .................................................................                     141                 197
   Assets held for sale ........................................................                     210                 210
   Prepaid expenses and other current assets ...................................                   1,169                 582
                                                                                         ---------------     ---------------

         Total current assets ..................................................                   2,665               3,749

Property and equipment, net ....................................................                     176                 205
Capitalized patents, net .......................................................                   2,434               2,500
Capitalized and purchased software costs, net ..................................                   1,520               1,828
Other long-term assets .........................................................                     752                 757
                                                                                         ---------------     ---------------

         Total assets ..........................................................         $         7,547     $         9,039
                                                                                         ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................         $         3,070     $         2,886
   Amounts due under financing agreements ......................................                     653               2,283
   Accrued expenses ............................................................                   2,103               1,922
   Current portion of long-term debt ...........................................                     153                 149
   Notes payable ...............................................................                     760                 750
   Sales taxes payable .........................................................                     125                 135
   Billings in excess of costs and estimated earnings on
      uncompleted contracts ....................................................                       4                  13
   Deferred revenues ...........................................................                     950                 767
   Other .......................................................................                       8                   7
                                                                                         ---------------     ---------------

         Total current liabilities .............................................                   7,826               8,912

Long-term debt, net of current portion .........................................                     350                 390
                                                                                         ---------------     ---------------

         Total liabilities .....................................................                   8,176               9,302
                                                                                         ---------------     ---------------

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
      and outstanding in 2002, 452,489 issued and outstanding in 2001 ..........                    --                     5
   Additional paid-in capital, preferred stock .................................                    --                   878
   Common stock, $.01 par value, 50,000,000 shares authorized,
      38,829,494 shares issued and 37,188,068 outstanding in 2002
      and 20,446,343 shares issued and 18,804,917 outstanding in 2001 ..........                     372                 188
   Additional paid-in capital ..................................................                  67,544              63,029
   Stock subscription receivable ...............................................                  (3,040)               (240)
   Accumulated deficit .........................................................                 (64,726)            (63,344)
   Treasury stock, at cost, 201,230 shares of common stock .....................                    (779)               (779)
                                                                                         ---------------     ---------------

         Total shareholders' equity ............................................                    (629)               (263)
                                                                                         ---------------     ---------------

            Total liabilities and shareholders' equity .........................         $         7,547     $         9,039
                                                                                         ===============     ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                            Three months Ended March 31,
                                                                                         -----------------------------------
                                                                                               2002               2001
                                                                                         ---------------     ---------------
NET SALES:
   License fees ................................................................         $           112     $           227
   Resale of software and technology equipment and service fees ................                   1,284               1,423
                                                                                         ---------------     ---------------
         Total net sales .......................................................                   1,396               1,650
                                                                                         ---------------     ---------------

COST OF SALES:
   License fees ................................................................                     348                 669
   Resale of software and technology equipment and service fees ................                     966               1,219
                                                                                         ---------------     ---------------

         Total cost of sales ...................................................                   1,314               1,888
                                                                                         ---------------     ---------------

GROSS PROFIT (LOSS) ............................................................                      82                (238)

Sales and marketing expenses ...................................................                     232                 900
General and administrative expenses ............................................                     985               1,499
Research and development costs .................................................                     216                 148
                                                                                         ---------------     ---------------

Loss from operations ...........................................................                  (1,351)             (2,785)
Interest expense (income), net .................................................                      31                 (31)
                                                                                         ---------------     ---------------

Loss from continuing operations ................................................                  (1,382)             (2,754)
Discontinued operations (Note 1):
     Loss from operations of discontinued business unit ........................                    --                  (671)
                                                                                         ---------------     ---------------

NET LOSS .......................................................................         $        (1,382)    $        (3,425)
                                                                                         ===============     ===============


NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
     BASIC AND DILUTED .........................................................         $         (0.05)    $         (0.19)
                                                                                         ===============     ===============


NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS-
     BASIC AND DILUTED .........................................................         $          --       $         (0.05)
                                                                                         ===============     ===============

NET LOSS PER SHARE--BASIC AND DILUTED ..........................................         $         (0.05)    $         (0.24)
                                                                                         ===============     ===============

Weighted average number of common shares--basic and diluted ....................              29,114,298          14,540,380
                                                                                         ===============     ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Three Months Ended March 31,
                                                                                         -----------------------------------
                                                                                              2002                2001
                                                                                         ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................         $        (1,382)    $        (3,425)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...............................................                     409                 848
   Stock options issued to directors ...........................................                    --                    50
   Expense associated with warrant repricing ...................................                      38                --
   Stock options and warrants granted for services .............................                      54                --
      Trade accounts receivable ................................................                   1,501                 580
      Prepaid - Digital:Convergence ............................................                    --                   118
      Costs and estimated earnings in excess of billings on
         uncompleted contracts .................................................                      (3)                 89
      Other current assets .....................................................                     (50)               (114)
      Accounts payable, amounts due under financing agreements and accrued
         expenses ..............................................................                  (1,093)               (354)
      Billings in excess of costs and estimated earnings on
         uncompleted contracts .................................................                      (9)                (34)
      Deferred revenue .........................................................                     183                  76
      Other current liabilities ................................................                       1                  11
                                                                                         ---------------     ---------------
         Net cash used in operating activities .................................                    (351)             (2,155)
                                                                                         ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets .........                      (6)             (1,698)
(Increase)/decrease in value of life insurance policies ........................                       5                --
Acquisition of property and equipment ..........................................                    --                   (73)
                                                                                         ---------------     ---------------

         Net cash used in investing activities .................................                      (1)             (1,771)
                                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
     net of $0 issuance costs in 2002 and $10 in 2000 ..........................                     198               1,535
Net proceeds from exercise of stock warrants ...................................                      27                 361
Net proceeds from exercise of stock options ....................................                    --                   139
Borrowings under notes payable and long-term debt ..............................                      10                --
Repayments on notes payable and long-term debt .................................                    --                   (33)
                                                                                         ---------------     ---------------

         Net cash provided by financing activities .............................                     235               2,002
                                                                                         ---------------     ---------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ........................................................                    (117)             (1,924)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................................                     134               5,203
                                                                                         ---------------     ---------------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30, 2001 ..................................         $            17     $         3,279
                                                                                         ===============     ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid during the quarter ............................................         $          --       $            25
   Non-cash investing and financing activities:
      Net assets acquired as part of Qode purchase agreement
         in exchange for common stock and forgiveness of note ..................                    --                 1,800
        Write-down of Digital Convergence stock receivable against
           Deferred Revenue - Digital Convergence ..............................                    --                 7,716
   Stock issued in exchange for limited recourse promissory notes ..............                   3,040                --
   Warrants granted for service classified as prepaid assets ...................                     427                --
   Common stock issued to settle debt ..........................................                     272                --
   Cancellation of common stock issued in 2001 to offset stock subscription
      receivable ...............................................................                    (240)               --


        The accompanying notes are an integral part of these consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
         Unaudited Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation and Nature of Business Operations

Basis of Presentation

         The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.


Nature of Business Operations

         The Company is structured and evaluated by its Board of Directors and Management as two distinct business units: NeoMedia Internet Switching Service
(NISS) and NeoMedia Consulting and Integration Service (NCIS).

         NeoMedia Internet Switching Service (NISS)

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

Reclassifications

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

Recent Accounting Pronouncements

         On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the financial statements.

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


Purchase and Disposal of Qode.com, Inc.

         On March 1, 2001, NeoMedia purchased all of the net assets of Qode.com, Inc. (Qode), except for cash. Qode is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Development Stage Enterprises". In consideration for these assets, NeoMedia issued 274,699 shares of common stock, valued at $1,359,760. Additionally, the Company placed in escrow 1,676,500 shares of its common stock valued at $8,298,675. Stock issued was valued at $4.95 per share, which is the average closing price for the few days before and after the measurement date of March 1, 2001. As of December 31, 2001 the Company had released 35,074 shares of common stock from escrow for performance for the period March 1, 2001 to August 31, 2001. The remaining 1,641,426 shares are being held in held in escrow pending the results of negotiations between us and Qode with respect to the performance of the Qode business unit for the period March 1, 2001 through February 28, 2002. As a result, all such shares may be released to Qode.

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

The purchase price at the original purchase date was calculated and allocated as follows:


         Original Shares: 274,699 issued at $4.95                 1,360,000
         Contingent shares: 35,074 issued at $0.39           $       13,000
                                                             --------------
            Total purchase price                             $    1,373,000
                                                             --------------
         Purchase price allocated as follows:
         Assets purchased
            Trade receivables                                $        5,000
            Inventory                                               144,000
            Prepaid expenses                                         49,000
            Furniture & fixtures                                    913,000
            Capitalized development costs                         2,132,000
            Capitalized software                                     83,000
            Refundable deposits - non-current                        38,000

         Liabilities assumed
            Accounts payable                                       (981,000)
            Forgiveness of note receivable                         (440,000)
            Interest receivable                                     (10,000)
            Current portion of long-term debt                      (117,000)
            Note payable                                            (24,000)
            Capitalized lease obligation                           (419,000)
                                                             --------------

              Total purchase price allocated                 $    1,373,000
                                                             ==============

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

         At the end of each of certain interim periods as outlined in the purchase agreement, the number of cumulative shares earned by Qode.com is calculated based on revenue and page views and the shares are released. The resulting financial impact on NeoMedia is a proportionate increase in the long-term assets acquired from Qode, with a corresponding increase in depreciation expense from that point forward. The amount of the increase in long-term assets is dependent upon the number of shares released from escrow, as well as the value of NeoMedia stock at the time of measurement. The first such measurement date is July 1, 2001. At the end of the 12-month measurement period (February 28, 2002), the number of shares issued to Qode under the earn-out was 309,773, allocated as outlined in the table above. The remaining 1,641,426 shares are being held in held in escrow pending the results of negotiations between us and Qode with respect to the performance of the Qode business unit for the period March 1, 2001 through February 28, 2002. As a result, all such shares may be released to Qode.

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

                                                             March 31, 2002
                                                      (Balances in Thousands)

                      Inventory                                  $   144
                      Equipment                                      282
                      Intangible Assets                            1,096
                                                                 -------
                               Assets                              1,522
                                                                 -------

                      Accounts Payable                           $ 1,297
                      Note Payable                                    15
                                                                 -------
                               Liabilities                         1,312
                                                                 -------

                               Net Realizable Value              $   210
                                                                 =======

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

Other Events

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

         During January 2002, NeoMedia announced that it had entered into an agreement with Baniak Pine and Gannon, a law firm specializing in patent licensing and litigation, under which the firm will represent NeoMedia in seeking out potential licensees of the Company's patent portfolio

         During February 2002, the Company sold 19 million shares of its common stock at $0.17 per share in exchange for promissory notes maturing at the earlier of i) 90 days from the date of issuance, or ii) 30 days from registration of the shares. Proceeds from this transaction will be $3,230,000, assuming full payment of the notes.

         During February 2002, the Company issued 1,646,987 shares of its common stock to two separate vendors as settlement of past due liabilities and future payments relating to equipment leases.

         During March 2002, the Company requested a hearing before a Nasdaq listing qualifications panel to review a staff determination issued by Nasdaq. The determination indicated that as of December 31, 2001 the Company did not comply with either the minimum $2 million net tangible assets or the minimum $2.5 million stockholders' equity requirement for continued listing, and that the company's shares were therefore subject to delisting. NeoMedia responded by requesting a hearing before a Nasdaq listing panel to review the staff determination. The hearing was held on April 18, 2002. As of the date of this filing, the Nasdaq listing panel was still deliberating the Company's status.

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

         On March 20, 2002, IOS Capital, Inc. filed a summons seeking full payment of approximately $38,700 relating to past due and future payments under an office equipment lease. The Company returned the equipment settled the liability for cash payments totaling $29,000.

2. Liquidity and Capital Resources

            The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Based on current operating budgets, the Company believes that its available capital resources, together with anticipated revenues from operations, will be sufficient to satisfy its capital requirements through at least June 30, 2002. The Company's belief is based on its operating plan, which in turn is based on assumptions that may prove to be incorrect. As a result, the Company's financial resources may not be sufficient to satisfy its capital requirements for this period. If the Company's financial resources are insufficient and, in any case, after June 30, 2002, the Company may require additional financing in order to meet its plans for expansion or may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

3. Going Concern

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         Through March 31, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

         This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that its products will begin to generate higher revenues beginning the second quarter of 2002 and that the Company will be able to raise additional funds through an offering of its common stock or alternative sources of financing. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4. Subsequent Events

         During April 2002, the Company repriced 7.4 million of its common stock options held by employees, consultants and advisors for a period of six months. During the term of the option repricing program, participating holders are entitled to exercise subject options at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the Nasdaq SmallCap Market on the trading date immediately preceding the date of exercise.

         During May 2002, the Company entered into a Standby Equity Purchase Agreement with Cornell Capital Partners LP ("Cornell"). Under the terms of the agreement, Cornell has agreed to purchase up to $5.0 million of NeoMedia common stock over the next two years, with the timing of the purchase at the Company's discretion. Each purchase will be for a maximum of $25,000, with a minimum seven days between purchases. The shares will be valued at 98% of the lowest closing bid price during the five-day period following the notice of purchase by NeoMedia. The Company will pay 5% of the gross proceeds of each purchase to Cornell as a commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         During the first quarter of 2002, the Company's continued focus was aimed toward its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for the Company's end-users, competitive advantage for their business partners and return-on-investment for their investors. Additionally, the Company has retained the services of the intellectual property law firm of Baniak Pine & Gannon to pursue license agreements surrounding NeoMedia's valuable patent portfolio.

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


Results of Operations for the Three Months Ended March 31, 2002 as Compared to the Three Months Ended March 31, 2001

         Net sales. Total net sales for the three months ended March 31, 2002 were $1.4 million, which represented a $0.3 million, or 17.6%, decrease from $1.7 million for the three months ended March 31, 2001. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions.

         License fees. License fees were $0.1 million for the three months ended March 31, 2002, a decrease of $0.1 million or 50%, compared with $0.2 million for the three months ended March 31, 2001. The Company will continue to increase sales efforts of their internally developed license software in the future.

         Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $0.1 million, or 7.1%, to $1.3 million for the three months ended March 31, 2002, as compared to $1.4 million for the three months ended March 31, 2001. This decrease primarily resulted from fewer sales of Sun Microsystems hardware due to increased competition and general economic conditions.

         Cost of Sales. Cost of resales as a percentage of related resales was 75% in 2002 and 86% in 2001. This decrease is primarily due to the increased sales of higher margin products during 2002.

         Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $0.2 million for the three months ended March 31, 2002, compared to $0.9 million for the three months ended March 31, 2001, a decrease of $0.7 million or 77.8%. This decrease resulted from a reduction in sales and marketing personnel resulting from the Company's cost-reduction initiative started in 2001.

         General and administrative. General and administrative expenses decreased by $0.5 million, or 33.3%, to $1.0 million for the three months ended March 31, 2002, compared to $1.5 million for the three months ended March 31, 2001. The decrease is primarily related to a reduction in personnel and overhead expenses as a result of the Company's cost reduction initiative.

         Research and development. During the three months ended March 31, 2002, NeoMedia charged to expense $0.2 million of research and development costs, an increase of $0.1 or 100% compared to $0.1 million charged to expense for the three months ended March 31, 2001. This increase is predominately due to more capitalization of software development costs, and correspondingly less development expense, during 2001.

         Interest expense/(income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense increased by $62,000 to $31,000 for the three months ended March 31, 2002 from income of $(31,000) income for the three months ended March 31, 2001, due to interest on notes payable incurred during 2001, combined with reduced cash balances during 2002.

         Loss from continuing operations. The loss from continuing operations for the three months ended March 31, 2002 was $1.4 million, which represented a $1.4 million, or 50.0% decrease from a $2.8 million loss for the three months ended March 31, 2001. The decrease resulted from increased margin on technology software and equipment resales, combined with lower expenses as a result of the Company's cost reduction effort.

         Loss from operations of discontinued operations. The Company discontinued operations of its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $0.7 million for the three months ended March 31, 2001. There was no loss from this business unit during 2002. The business unit's assets were purchased in March 2001 and the implementation was cancelled during the second quarter of 2001.

         Net Loss. The net loss for the three months ended March 31, 2002 was $1.4 million, which represented a $2.0 million, or 58.8% decrease from a $3.4 million loss for the three months ended March 31, 2001. The decrease resulted from increased margin on technology software and equipment resales, combined with lower expenses as a result of the Company's cost reduction effort.


Financial Condition

         As of March 31, 2002, the Company's cash balance was $17,000 compared to $0.1 million at December 31, 2001.

         Net cash used in operating activities for the three months ended March 31, 2002 and 2001, was $0.4 million and $2.2 million, respectively. During 2002, trade accounts receivable inclusive of costs and estimated earnings in excess of billings on uncompleted contracts decreased $1.5 million, while accounts payable inclusive of billings in excess of costs and estimated earnings on uncompleted contracts, amounts due under financing agreements, accrued expenses and deferred revenue decreased $1.1 million. During 2001, trade accounts receivable inclusive of costs and estimated earnings in excess of billings on uncompleted contracts decreased $0.7 million, while accounts payable inclusive of billings in excess of costs and estimated earnings on uncompleted contracts, amounts due under financing agreements, accrued expenses and deferred revenue decreased $0.4 million. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 2002 and 2001 was $1,000 and $1.8 million, respectively.

         Net cash provided by financing activities for the three months ended March 31, 2002 and 2001, was $0.2 million and $2.0 million, respectively. The decrease was due to $1.5 million raised during the first quarter of 2001 through the issuance of common stock, as well as $0.5 million through the exercise of stock warrants and options. During the three months ended March 31, 2002, the Company sold 19 million shares of its common stock at $0.17 per share in exchange for promissory notes maturing at the earlier of i) 90 days from the date of issuance, or ii) 30 days from registration of the shares. Proceeds from this transaction will be $3,230,000, $190,000 of which was paid during the first quarter of 2002, assuming full payment of the notes.

         The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Based on current operating budgets, the Company believes that its available capital resources, together with anticipated revenues from operations, will be sufficient to satisfy its capital requirements through at least June 30, 2002. The Company's belief is based on its operating plan, which in turn is based on assumptions that may prove to be incorrect. As a result, the Company's financial resources may not be sufficient to satisfy its capital requirements for this period. If the Company's financial resources are insufficient and, in any case, after June 30, 2002, the Company may require additional financing in order to meet its plans for expansion or may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

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

         In April 2001, the former President and director of NeoMedia filed a lawsuit against the Company and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. The Company has accrued approximately $347,000 in severance and incentive payments payable to this matter, and is currently in the process of negotiating a settlement.

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

         On October 3, 2001, Headway Associates, Ltd. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit. The lease commenced on March 3, 2000 and terminates on March 31, 2005. On February 25, 2002, Headway agreed to accept $100,000 cash payment over a two-month period for settlement of all past-due and future amounts owed under the lease. As of March 31, 2002, the Company had made payments totaling $30,000 and had accrued the remaining $70,000 payments.

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

         On March 20, 2002, IOS Capital, Inc. filed a summons seeking full payment of approximately $38,700 relating to past due and future payments under an office equipment lease. During April 2002, the Company settled this matter for cash payments totaling $29,000. The Company has accrued $29,000 relating to this matter as of March 31, 2002.

                                  RISK FACTORS

Risks Specific To NeoMedia

         The Company Had A Retained Deficit; The Company Anticipates Future Losses.

         The Company has incurred substantial losses since our inception, and anticipates continuing to incur substantial losses for the foreseeable future. The Company incurred a loss of $1,382,000 in the three months ended March 31, 2002, $25,469,000 in the year ended December 31, 2001, $5,409,000 in the year ended December 31, 2000, $10,472,000 in the year ended December 31, 1999, $11,495,000 in the year ended December 31, 1998, and $5,973,000 in the year ended December 31, 1997. The Company's accumulated losses were approximately $64,726,000 as of March 31, 2002, and $63,344,000 as of December 31, 2001. As of
March 31, 2002 and December 31, 2001 and 2000, we had a working capital (deficit) of approximately $(5,161,000), $(5,163,000) and $8,426,000, respectively. The Company had stockholders' equity of $(629,000), $(263,000) and $19,110,000 at March 31, 2002, December 31, 2001 and 2000, respectively. The Company generated revenues of $1,396,000 for the three months ended March 31, 2002 and $8,142,000 and $27,565,000 for the years ended December 31, 2001 and 2000. In addition, during the three months ended March 31, 2002, and years ended December 31, 2001 and 2000, the Company recorded negative cash flows from operations of $351,000, $5,202,000 and $6,775,000, respectively. To succeed, the Company must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. The Company has expended and will continue to expend substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, the Company may not be able to achieve or sustain profitability.

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

      o The pricing of hardware and software which the Company resells or integrates into its products;

      o The level of use of the Internet and online services and the rate of market acceptance of physical world-to-Internet marketing;

      o The Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner;

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

      During the three months ended March 31, 2002 and the years ended December 31, 2001, 2000, 1999, 1998, and 1997, we derived 92%, 73%, 66%, 78%, 72%, and
78%, respectively, of the Company's revenues from the resale of computer software and technology equipment. A loss or a reduction of this revenue would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations, as well as the Company's stock price. The Company can provide no assurance that:

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

     A Large Percentage Of The Company's Assets Are Intangible Assets, Which Will Have Little Or No Value If The Company's Operations Are Unsuccessful.

     At March 31, 2002, approximately 52% of the Company's total assets were intangible assets, consisting primarily of rights related to the Company's patents and other intellectual property. If the Company operations are unsuccessful, these assets will have little or no value, which will materially adversely affect the value of the Company's stock and the ability of the Company's stockholders to recoup their investments in the Company's capital stock.

     The Company's Marketing Strategy Has Not Been Tested And May Not Result In Success.

     To date, the Company has conducted limited-marketing efforts directly. All of the Company's marketing efforts have been largely untested in the marketplace, and may not result in sales of the Company's products and services. To penetrate the markets in which the Company competes, the Company will have to exert significant efforts to create awareness of, and demand for, the Company's products and services. With respect to the Company's marketing efforts conducted directly, the Company intends to expand the Company's sales staff upon receipt of adequate financing. The Company's failure to further develop its marketing capabilities and successfully market its products and services would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

     The Company Relies On Internally Developed Systems, Which Are Inefficient, Which May Put The Company At A Competitive Disadvantage.

     The Company uses internally developed technologies for a portion of its systems integration services, as well as the technologies required to interconnect its clients' and customers' physical world-to-Internet systems and hardware with the Company's own. As the Company has developed these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems are inefficient and require a significant amount of customization. Such client and customer specific customization is time-consuming and costly and may place the Company at a competitive disadvantage when compared to competitors with more efficient systems. The Company intends to upgrade and expand its systems and technologies and to integrate newly-developed and purchased technologies with its own in order to improve the efficiency of the Company's systems and technologies, although the Company is unable to predict whether these upgrades will improve the Company's competitive position when compared to its competitors.

     The Company Has Limited Human Resources; The Company Needs To Attract And Retain Highly Skilled Personnel; And The Company May Be Unable To Effectively Manage Company Growth With the Company's Limited Resources.

         The Company's future success will depend in large part on the Company's ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than the Company has currently. The Company may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. Due to the Company's current working capital deficiency, the Company is currently unable to afford a directors' and officers' liability insurance policy with a term of greater than six months. The Company's existing policy expires on July 25, 2002. To the extent that sufficient resources are available, the Company intends to maintain a directors' and officers' liability insurance policy at all times. However, any inability to maintain such liability insurance in the future would materially adversely affect the Company's ability to attract and retain qualified director and officer candidates. If the Company is not successful in attracting and retaining qualified personnel, its business, prospects, financial condition, and results of operations would be materially adversely affected.

      The Company Depends Upon The Company's Senior Management And Their Loss Or unavailability Could Put The Company At A Competitive Disadvantage.

         The Company's success depends largely on the skills of certain key management and technical personnel. The loss or unavailability of any of these individuals for any significant period of time could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. None of the Company's key management or technical personnel is presently subject to employment agreements. The Company has recently awarded stock options to key members of management. All key management personnel are required to sign non-solicitation and confidentiality agreements. However, there is no guarantee that these option incentives or contractual restrictions will discourage the Company's key management and technical personnel from leaving. If the Company were not successful in retaining its key personnel, the Company's business, prospects, financial condition, and results of operations would be materially adversely affected.

      The Company May Be Unable To Protect The Company's Intellectual Property Rights And The Company May Be Liable For Infringing The Intellectual Property Rights Of Others.

      The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon the Company's proprietary technology, including the Company's patents and other intellectual property, and on the Company's ability to protect the Company's proprietary technology and other intellectual property rights. In addition, the Company must conduct the Company's operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of the Company's employees, as well as the Company's patents. To protect the Company's proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. The Company has four patents for its physical world-to-Internet technology. The Company also has several trademarks relating to the Company's proprietary products. Although the Company believes that the Company has taken appropriate steps to protect the Company's unpatented proprietary rights, including requiring that the Company's employees and third parties who are granted access to the Company's proprietary technology enter into confidentiality agreements with the Company, the Company can provide no assurance that these measures will be sufficient to protect the Company's rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to the Company.

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

         AirClic has also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic seeks a declaration that certain core intellectual property securing the note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending is invalid and unenforceable. Any declaration that the Company's core patented or patentable technology is invalid and unenforceable would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending against this lawsuit as well. The Company has not accrued any liability in connection with this matter. See "Risks Specific to NeoMedia - The Company May Be Unable To Protect Its Intellectual Property Rights And The Company May Be Liable For Infringing The Intellectual Property Rights Of Others".

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

     The Company Cannot Predict its Future Capital Needs And The Company May Not Be Able To Secure Additional Financing.

     The Company expects to receive up to $218,090 attributable to the payment of the exercise prices of warrants for shares of common stock recently registered for public resale. The Company also expects to receive up to $3,040,000, plus interest at a rate of 6% per annum, upon repayment of limited recourse promissory notes issued to the Company as primary consideration for 19,000,000 shares of NeoMedia common stock, sold at $0.17 per share, offered by the Company in a private placement and currently in the process of being registered for public resale, assuming all 19,000,000 of such shares offered in the private placement are resold and the notes are repaid in full. A price of $0.01 per share was paid in cash for such shares and the limited recourse promissory notes are for the balance of the purchase price of $0.16 per share. The promissory notes become due and payable on the earlier of (1) the date which is on or about May 11, 2002, or (2) 30 days following the effectiveness of the S-1/A registration statement in which the shares are included. The promissory notes are limited recourse in nature. If any portion of the notes are unpaid, the Company's sole recourse will be to cancel the shares of common stock issued in respect of such unpaid promissory notes or the proceeds of sales of the shares of common stock purchased in consideration of such promissory notes. Therefore, if the issuers of the promissory notes default on their payment obligations under the notes, substantially less or none of the $3,040,000 subscription price anticipated to be received in connection with the sale of the promissory notes would be received by the Company, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

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

      The Company's common stock has traded as low as $0.11 and as high as $6.75 between June 30, 2000 and May 3, 2002. From time to time after this filing, the market price of the common stock may experience significant volatility. The Company's quarterly results, failure to meet analysts expectations, announcements by the Company or the Company's competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, changes in general conditions in the economy, and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect the Company's business, prospects, financial condition, and results of operations. The Nasdaq Stock Market has net capital surplus and stock price maintenance criterion for trading on the Nasdaq Small Cap Market. The Company is currently below the minimum requirements for Net Tangible Assets and Stockholder equity. The Company's ability to continue to be listed on the Nasdaq Stock Market will depend on whether the Company is able to maintain net tangible assets of at least $2,000,000 and maintain a minimum stock price of $1.00.

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

      Future Sales Of Common Stock By The Company's Existing Stockholders Could Adversely Affect The Company's Stock Price.

      The market price of the Company's common stock could decline as a result of sales of a large number of shares of the Company's common stock in the market as a result of offerings of common stock or securities convertible, exercisable or exchangeable for common stock, or the perception that these sales could occur. These sales also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that the Company deems appropriate. The Company's officers and directors are not currently subject to lock-up agreements preventing them from selling their shares. Two of the Company's officers and directors, Charles W. Fritz and William E. Fritz intend to sell an aggregate of 3,544,074 shares of common stock in connection with a registration that we are currently in the process of making effective. Additionally, shares issued upon the exercise of stock options granted under the Company's stock option plans will be eligible for resale in the public market from time to time subject to vesting.

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


ITEM 3. QUANTITAVITVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2.  Changes in Securities and Use of Proceeds

         In January 2002, the Company issued 452,489 shares of common stock to About.com, Inc. The shares were issued upon conversion of 452,489 shares of Series B Preferred Stock issued to About.com, Inc. as payment for advertising expense incurred during 2001.

         In January 2002, the Company issued 55,000 shares of its common stock at a price of $0.13 per share to an individual unrelated party. Cash proceeds to NeoMedia were $7,150.

         In January 2002, the Company issued 1,646,987 shares of common stock to two unrelated vendors as settlement of past-due accounts payable and future payments under equipment lease agreements. There were no cash proceeds to NeoMedia in these transactions.

         In February 2002, the Company issued 19,000,000 shares of common stock at a price of $0.17 per share to five individuals and two institutional unrelated parties. The shares were issued in exchange for limited recourse promissory notes maturing at the earlier of i.) 90 days from the date of issuance, or ii.) 30 days from the date of registration of the shares. The gross proceeds of such transaction will be approximately $3,040,000 upon maturity of the notes, as a purchase price of $0.01 per share, or $190,000 in aggregate, was paid in cash.

         In March 2002, NeoMedia issued an aggregate of 228,675 shares of NeoMedia common stock upon the exercise of outstanding warrants at a price of $0.12 per share. The gross proceeds of such transaction were approximately $27,000.

         The issuances of the securities were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, as a sale not constituting a public offering.


Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits
                  (None)

(b)      Reports on Form 8-K

On April 2, 2002, the Company filed a form 8-K disclosing that it had instituted a stock warrant repricing program under which certain of its stock warrants would be repriced to the greater of (1) $0.12 per share, or (2) 50% of the last sale price of shares of Common Stock on the NASDAQ Small Cap Market on the trading date immediately preceding the date of exercise.

On April 15, 2002, the Company filed a form 8-K disclosing that it had instituted a stock option repricing program under which certain of its stock options would be repriced to the greater of (1) $0.12 per share, or (2) 50% of the last sale price of shares of Common Stock on the NASDAQ Small Cap Market on the trading date immediately preceding the date of exercise.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEOMEDIA TECHNOLOGIES, INC.
                                   Registrant

Date May 14, 2002                  By:  /s/  Charles W. Fritz
     ------------                     ------------------------------------------
                                   Charles W. Fritz, Chief Executive Officer and
                                   Chairman of the Board


Date May 14, 2002                  By:  /s/ Charles T. Jensen
     ------------                      -----------------------------------------
                                   Charles T. Jensen, Vice President, Chief
                                   Financial Officer, Treasurer and Director