Form 10-Q
period 2002-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2002-08-14
CIK 1022701

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Issuer's Telephone Number (Including Area Code) 239-337-3434


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---


As of August 12, 2002, there were 21,929,896 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                            NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                CONDENSED SONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,           DECEMBER 31,
                                                                                           2002                2001
                                                                                        -----------        -------------
ASSETS                                                                                  (Unaudited)          (Audited)

Current assets:
  Cash and cash equivalents............................................                 $        10        $         134
  Trade accounts receivable, net of allowance for doubtful
    account of $32 in 2002 and $65 in 2001.............................                       3,613                2,583
  Costs and estimated earnings in excess of billings on
    uncompleted contracts..............................................                          46                   43
  Inventories..........................................................                         141                  197
  Assets held for sale.................................................                         ---                  210
  Prepaid expenses and other current assets............................                         711                  582
                                                                                           --------             --------
      Total current assets.............................................                       4,521                3,749

Property and equipment, net............................................                         148                  205
Capitalized patents, net...............................................                       2,378                2,500
Capitalized and purchased software costs, net..........................                         219                1,828
Other long-term assets.................................................                         710                  757
                                                                                           --------             --------
      Total assets.....................................................                 $     7,976        $       9,039
                                                                                           ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................                 $     3,842        $       2,886
  Amounts due under financing agreements..........                                            2,746                2,283
  Liabilities in excess of assets of discontinued business unit                               1,496                  ---
  Accrued expenses.....................................................                       2,020                1,922
  Current portion of long-term debt....................................                         156                  149
  Notes payable........................................................                         785                  750
  Sales taxes payable..................................................                         209                  135
  Billings in excess of costs and estimated earnings on
    uncompleted contracts..............................................                          75                   13
  Deferred revenues....................................................                         901                  767
  Other................................................................                          14                    7
                                                                                           --------             --------
      Total current liabilities........................................                      12,244                8,912

Long-term debt, net of current portion.................................                         310                  390
                                                                                           --------             --------
      Total liabilities................................................                      12,554                9,302
                                                                                           --------             --------

Shareholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued
    and outstanding in 2002, 452,489 issued and outstanding in 2001                             ---                    5
  Additional paid-in capital, preferred stock...................                                ---                  878
  Common stock, $.01 par value, 200,000,000 shares authorized,
    41,882,724 shares issued and 40,241,298 outstanding in 2002
    and 20,446,343 shares issued and 18,804,917 outstanding in 2001                             402                  188
   Additional paid-in capital..........................................                      68,259               63,029
   Stock subscription receivable.......................................                     (3,040)                (240)
   Deferred stock-based compensation...................................                       (347)                  ---
   Accumulated deficit.................................................                    (69,073)             (63,344)
   Treasury stock, at cost, 201,230 shares of common stock.............                       (779)                (779)
                                                                                           --------          -----------

      Total shareholders' equity.......................................                     (4,578)                (263)
                                                                                           --------             --------
        Total liabilities and shareholders' equity                                      $     7,976        $       9,039
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




                                            NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                 ----------------------------------
                                                                                        2002                2001
                                                                                 ---------------        -----------

NET SALES:
  License fees......................................                             $          153         $       430
  Resale of software and technology equipment and service fees                            4,895               2,452
                                                                                 --------------         -----------
      Total net sales...............................                                      5,048               2,882
                                                                                 --------------         -----------

COST OF SALES:
  License fees......................................                                        684               1,328
  Resale of software and technology equipment and service fees                            3,865               1,994
                                                                                 --------------         -----------

      Total cost of sales...........................                                      4,549               3,322
                                                                                 --------------         -----------

GROSS PROFIT (LOSS).................................                                        499               (440)

Sales and marketing expenses........................                                        512               1,379
General and administrative expenses.................                                      2,560               2,591
Research and development costs......................                                        533                 143
Loss on impairment of assets........................                                      1,003                 ---
Loss on Digital:Convergence license contract........                                        ---               7,354
                                                                                 -------------        ------------

Loss from operations..................                                                  (4,109)            (11,907)
Interest expense (income), net......................                                         97                (52)
                                                                                 --------------        ------------

Loss from continuing operations.......                                                  (4,206)            (11,855)
Discontinued operations (Note 1):
   Loss from operations of discontinued business unit                                       ---             (2,612)
   Loss on disposal of discontinued business unit                                       (1,523)                 ---
                                                                                 --------------        ------------

NET LOSS............................................                             $      (5,729)         $  (14,467)
                                                                                 ==============        ============


NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
   BASIC AND DILUTED................................                             $       (0.12)         $    (0.79)
                                                                                 ==============         ===========


NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS-
   BASIC AND DILUTED................................                             $       (0.05)         $    (0.18)
                                                                                 ==============         ===========

NET LOSS PER SHARE--BASIC AND DILUTED................                            $       (0.17)         $    (0.97)
                                                                                 ==============         ===========

Weighted average number of common shares--basic and diluted                          34,291,781          14,924,646
                                                                                 ==============         ===========


                       The accompanying notes are an integral part of these consolidated financial statements.




                                            NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                 ----------------------------------
                                                                                        2002                2001
                                                                                 ---------------       ------------
NET SALES:
  License fees......................................                              $           41       $       203
  Resale of software and technology equipment and service fees                             3,611              1,029
                                                                                  --------------       ------------
      Total net sales...............................                                       3,652              1,232
                                                                                  --------------       ------------

COST OF SALES:
  License fees......................................                                         336                659
  Resale of software and technology equipment and service fees                             2,899                775
                                                                                  --------------       ------------

      Total cost of sales...........................                                       3,235              1,434
                                                                                  --------------       ------------

GROSS PROFIT (LOSS).................................                                         417              (202)

Sales and marketing expenses........................                                         280                479
General and administrative expenses.................                                       1,575              1,092
Research and development costs......................                                         317                (5)
Loss on impairment of assets........................                                       1,003                ---
Loss on Digital:Convergence license contract........                                         ---              7,354
                                                                                  --------------       ------------

Loss from operations..................                                                   (2,758)            (9,122)
Interest expense (income), net......................                                          66               (21)
                                                                                  --------------       ------------

Loss from continuing operations.......                                                   (2,824)            (9,101)
Discontinued operations (Note 1):
   Loss from operations of discontinued business unit                                        ---            (1,941)
   Loss on disposal of discontinued business unit                                        (1,523)                ---
                                                                                  --------------       ------------

NET LOSS............................................                              $      (4,347)       $   (11,042)
                                                                                  ==============       ============


NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
   BASIC AND DILUTED................................                              $       (0.07)       $     (0.59)
                                                                                  ==============       ============


NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS-
   BASIC AND DILUTED................................                              $       (0.04)       $     (0.13)
                                                                                  ==============       ============

NET LOSS PER SHARE--BASIC AND DILUTED................                             $       (0.11)       $     (0.72)
                                                                                  ==============       ============

Weighted average number of common shares--basic and diluted                           39,412,368         15,413,832
                                                                                  ==============       =============


                       The accompanying notes are an integral part of these consolidated financial statements.



                                            NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------------
                                                                                            2002                2001
                                                                                     ---------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................................................         $(5,729)       $(14,467)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization......................                                            805           1,935
  Write-off of Digital Convergence license contract................................              ---           7,354
  Preferred stock issued to pay advertising expense................................              ---             882
  Loss on disposal of discontinued business unit...................................            1,523             ---
  Loss on impairment of assets.....................................................            1,003             ---
  Expense associated with warrant repricing........................................               38             845
  Stock options and warrants granted for services..................................              383              75
  Changes in operating assets and liabilities:
    Trade accounts receivable......................................................          (1,030)           1,173
    Prepaid - Digital:Convergence..................................................              ---             118
    Other current assets...........................................................              563             (4)
    Accounts payable, amounts due under financing agreements, liabilities in excess
       of assets of discontinued business unit, and accrued expenses                           1,933         (2,127)
    Deferred revenue...............................................................              134             189
    Other current liabilities......................................................               69            (53)
                                                                                            --------        --------
      Net cash used in operating activities........................................            (308)        (4,080)
                                                                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of patent costs, software development and purchased intangible assets
                                                                                                (20)         (2,652)
(Increase)/decrease in value of life insurance policies                                           47             ---
Acquisition of property and equipment..............................................              ---            (81)
                                                                                            --------        --------

      Net cash used in investing activities........................................               27         (2,733)
                                                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
   net of $0 issuance costs in 2002 and $10 in 2001................................              198          1,637
Net proceeds from exercise of stock warrants.......................................               43          1,010
Net proceeds from exercise of stock options..........                                            242            139
Net proceeds from release of restricted cash held for line of credit                             ---            750
Net proceeds from issuance of notes payable........................................               21            ---
Issuance of stock-based deferred compensation......................................            (347)            ---
Repayments on notes payable and long-term debt.....................................              ---          (210)
                                                                                             -------       --------

      Net cash provided by financing activities....................................              157          3,326
                                                                                            --------       --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS.............................................................            (124)        (3,487)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......................................              134          4,453
                                                                                            --------       --------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30, 2001......................................         $     10       $    966
                                                                                            ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the six months ended June 30 (net)                                   $      1       $     2
  Non-cash investing and financing activities:
   Net assets acquired as part of Qode purchase agreement
      in exchange for common stock and forgiveness of note                                       ---         1,800
   Issuance costs for shares issued through private placements                                   ---            10
   Stock issued in exchange for limited recourse promissory notes                              3,040           ---
   Common stock issued to settle debt..............................................              309           ---
   Cancellation of common stock issued
      in 2001 to offset stock subscription receivable..............................            (240)           ---


                       The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 2002, and the results of operations for the three- and six-month periods ended June 30, 2002 and 2001, and cash flows for the six-month period ended June 30, 2002 and 2001. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.


NATURE OF BUSINESS OPERATIONS

     The Company is structured and evaluated by its Board of Directors and Management as two distinct business units: NeoMedia Internet Switching Service
(NISS) and NeoMedia Consulting and Integration Service (NCIS).

      NEOMEDIA INTERNET SWITCHING SERVICE (NISS)

      NISS (physical world-to-Internet offerings) is the core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports the Company's physical world to Internet core technology, including its linking "switch" and application platforms. NISS also manages the Company's valuable intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

      NEOMEDIA CONSULTING AND INTEGRATION SERVICES (NCIS)

      NCIS (systems integration service offerings) is the original business line upon which the Company was organized. This unit resells client-server equipment and related software, and general and specialized consulting services targeted at software driven print applications, especially at process automation of production print facilities through its integrated document factory solution. Systems integration services also identifies prospects for custom applications based on the Company's products and services. This unit recently moved its business offerings to a much higher Value-Add called Storage Area Networks (SAN). The operations are based in Lisle, Illinois.

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

SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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


PURCHASE AND DISPOSAL OF QODE.COM, INC.

     On March 1, 2001, NeoMedia purchased all of the net assets of Qode.com, Inc. (Qode), except for cash. Qode is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Development Stage Enterprises". In consideration for these assets, NeoMedia issued 274,699 shares of common stock, valued at $1,359,760. Additionally, the Company placed in escrow 1,676,500 shares of its common stock valued at $8,298,675. Stock issued was valued at $4.95 per share, which is the average closing price for the few days before and after the measurement date of March 1, 2001. As of December 31, 2001 the Company had released 35,074 shares of common stock from escrow for performance for the period March 1, 2001 to August 31, 2001. The remaining 1,641,426 shares are being held in escrow pending the results of negotiations between the Company and Qode with respect to the performance of the Qode business unit for the period March 1, 2001 through February 28, 2002. As a result, all such shares may be released to Qode.

     The Company accounted for this purchase using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The excess fair market value of the net assets acquired over the purchase price was allocated to reduce proportionately the values assigned to noncurrent assets. The accompanying consolidated statements of operations include the operations of Qode from March 1, 2001, through June 30, 2002.

The purchase price at the original purchase date was calculated and allocated as follows:


        Original Shares: 274,699 issued at $4.95               1,360,000

        Contingent shares: 35,074 issued at $0.39          $      13,000
                                                           -------------
                                                           $   1,373,000
                Total purchase price                       -------------
        PURCHASE PRICE ALLOCATED AS FOLLOWS:
        -----------------------------------
        ASSETS PURCHASED
        ----------------

                Trade receivables                          $       5,000

                Inventory                                        144,000

                Prepaid expenses                                  49,000

                Furniture & fixtures                             913,000

                Capitalized development costs                  2,132,000

                Capitalized software                              83,000

                Refundable deposits - non-current                 38,000

        LIABILITIES ASSUMED
        -------------------

                Accounts payable                               (981,000)

                Forgiveness of note receivable                 (440,000)

                Interest receivable                             (10,000)

                Current portion of long-term debt              (117,000)

                Note payable                                    (24,000)

                Capitalized lease obligation                   (419,000)
                                                           -------------

                                                           $   1,373,000
                      Total purchase price allocated       =============

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

      At the end of each of certain interim periods as outlined in the purchase agreement, the number of cumulative shares earned by Qode.com is calculated based on revenue and page views and the shares are released. The resulting financial impact on NeoMedia is a proportionate increase in the long-term assets acquired from Qode, with a corresponding increase in depreciation expense from that point forward. The amount of the increase in long-term assets is dependent upon the number of shares released from escrow, as well as the value of NeoMedia stock at the time of measurement. The first such measurement date was July 1, 2001. At the end of the 12-month measurement period (February 28, 2002), the number of shares issued to Qode under the earn-out was 309,773, allocated as outlined in the table above. The remaining 1,641,426 shares are being held in escrow pending the results of negotiations between the Company and Qode with respect to a disagreement over the performance of, and investment in, the Qode business unit for the period March 1, 2001 through February 28, 2002. As a result, all such shares may be released to Qode.

      INTANGIBLE ASSETS

        Intangible assets acquired from Qode.com include:

            i). Purchased software licenses relating to the development of the Qode Universal Commerce Solution, amortized on a straight-line basis over three years.

            ii).   Capitalized   software  development  costs  relating  to  the
            development of the Qode Universal Commerce Solution.

OTHER

        On May 31, 2001, three creditors of Qode.com, Inc. filed in the U.S. Bankruptcy Court an involuntary bankruptcy petition for Qode.com, Inc. Qode.com, Inc. has converted the proceedings to Chapter 11, U.S. Code to re-organize its debts.


DISPOSAL OF QODE BUSINESS UNIT

On August 31, 2001, the Company signed a non-binding letter of intent to sell the assets and liabilities of its Ft. Lauderdale-based Qode business unit, which it acquired in March 2001, to The Finx Group, Inc., a holding company based in Elmsford, NY. The Finx Group was to assume $620,000 in Qode payables and $800,000 in long-term leases in exchange for 500,000 shares of the Finx Group, right to use and sell Qode services, and up to $5 million in affiliate revenues over the next five years. During the third and fourth quarters of 2001 and the first quarter of 2002, the company recorded a $2.6 million expense from the write-down of the Qode assets/liabilities to net realizable value.

        The loss for discontinued operations during the phase-out period from August 31, 2001 (measurement date) to September 30, 2001 was $439,000. No further loss is anticipated.

        During June 2002, the Finx Group notified the Company that it did not intend to carry out the letter of intent due to capital constraints. As a result, during the three-month period ended June 30, 2002, the company recorded an additional expense of $1.5 million for the write-off of remaining Qode assets. As of June 30, 2002, the Company had $1.3 million of liabilities relating to the Qode system on its books.

IMPAIRMENT OF PAPERCLICK ASSET

        During the three-month period ending June 30, 2002, the Company recognized an impairment charge of $1.0 million relating to its PaperClick physical-world-to-internet software solution. Due to capital constraints, the Company is not currently able to devote full-time resources and infrastructure to commercializing the technology. The Company intends to re-focus sales and marketing efforts surrounding the product upon the receipt of sufficient capital.

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

        During February 2002, the Company sold 19 million shares of its common stock at $0.17 per share in exchange for promissory notes maturing at the earlier of i) August 12, 2002, or ii) 30 days from registration of the shares. Assuming full payment of the notes, proceeds from this transaction will be $3,230,000, of which $190,000 par value was paid during the first quarter of 2002. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19 million shares issued in connection with such notes. The Company has accrued a liability in the third quarter of $190,000 relating to the par value paid in connection with the issuance of the shares.

        During February 2002, the Company issued 1,646,987 shares of its common stock to two separate vendors as settlement of past due liabilities and future payments relating to equipment leases.

        During March 2002, the Company repriced 1.2 million of its common stock warrants for a period of six months. During the term of the warrant repricing program, participating holders are entitled to exercise qualified warrants at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the OTCBB, on the trading date immediately preceding the date of exercise. Approximately 370,000 warrants were exercised in connection with the program, and the Company recognized approximately $38,000 in expense relating to the repricing during the six months ended June 30, 2002.

        On March 20, 2002, IOS Capital, Inc. filed a summons seeking full payment of approximately $38,700 relating to past due and future payments under an office equipment lease. The Company returned the equipment and settled the liability for cash payments totaling $30,000.

        During April 2002, the Company repriced 7.4 million of its common stock options held by employees, consultants and advisors for a period of six months. During the term of the option repricing program, participating holders are entitled to exercise subject options at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the OTCBB, on the trading date immediately preceding the date of exercise. Shortly after the announcement of the repricing program, the market price for the Company's common stock fell below $0.12, and has not closed above $0.12 since. As a result, no options were exercised under the terms of the program and the Company did not recognize any expense relating to the repricing program during the second quarter.

        On May 16, 2002, the Company received notification from the Nasdaq Listing Qualifications Panel that its shares were delisted effective May 17, 2002, due to failure to meet either the minimum net tangible assets ($2,000,000) or minimum stockholders' equity ($2,500,000) criteria for continued listing. The Company's shares are now trading on the Over-the-Counter Bulletin Board ("OTCBB").

        During May 2002, the Company settled its lawsuit with its former President and Chief Operating Officer (see "Legal Proceedings"). The Company will make cash payments of $90,000 directly to the plaintiff from the period May 2002 through December 2002, and cash payments to the plaintiff's attorney for legal fees in the amount of $45,000 due in July and August 2002. In addition, the plaintiff was granted 360,000 options to purchase shares of NeoMedia common stock at an exercise price of $0.08.

        During May 2002, the Company entered into a Standby Equity Purchase Agreement with Cornell Capital Partners LP ("Cornell"). Under the terms of the agreement, Cornell has agreed to purchase up to $5.0 million of NeoMedia common stock over the next two years, with the timing of the purchase at the Company's discretion. Each purchase will be for a maximum of $75,000, with a minimum seven days between purchases. The shares will be valued at 98% of the lowest closing bid price during the five-day period following the notice of purchase by NeoMedia. The Company will pay 5% of the gross proceeds of each purchase to Cornell as a commission. According to the terms of the agreement, the Company cannot draw on the line of credit until the shares underlying the agreement are registered for trading with Securities and Exchange Commission.

        During May 2002, the Company granted a personal, worldwide, non-exclusive, limited intellectual property licensing agreement to Brandkey Systems Corporation. Brandkey will pay the Company $50,000 upfront licensing fee plus 2.5 % of all royalty-based revenues earned by Brandkey, with minimum royalties of $25,000 in 2003, $50,000 in 2004, and $75,000 in 2005 and after.
Royalty revenue earned by the Company may not exceed $1.0 million in any given year. The Company recognized approximately $4,000 relating to this contract in the accompanying consolidated statements of operations.

        On June 6, 2002, the Company held its annual meeting of shareholders, at which shareholders approved proposals to: i.) amend NeoMedia's Certificate of Incorporation to increase the number of shares of authorized common stock, par value $.01, from 50,000,000 to 200,000,000 shares and to increase the number of shares of authorized preferred stock, par value $0.01, from 10,000,000 to 25,000,000; and ii.) implement the 2002 Stock Option Plan, under which the

Company is authorized to grant to employees, directors, and consultants up to 10,000,000 options to purchase shares of its common stock.

        On June 26, 2002, the Company announced that its chairman, Charles W. Fritz, had been granted a 90-day leave of absence from his responsibilities as Chief Executive Officer by the company's Board, which, concurrently, elected Charles T. Jensen president and Chief Operating Officer, and also named him acting CEO. The Company also announced that it had promoted David Dodge, its Controller, to Vice President and Chief Financial Officer.

2.    LIQUIDITY AND CAPITAL RESOURCES

        The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Based on current cash balances and operating budgets, the Company believes it will need to raise operating capital in the next 30 days. If the Company's financial resources are insufficient, the Company may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

3.    GOING CONCERN

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

        Through June 30, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

        This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional funds through an offering of its common stock or alternative sources of financing. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.    SUBSEQUENT EVENTS

        On July 22, 2002, 2150 Western Court, L.L.C., the property manager for the Company's Lisle, IL, office, filed a summons seeking payment of approximately $72,000 for all past due rents on the facility. The summons asked for a judgment for the above amount plus possession of the premises. A court date is scheduled for August 22, 2002. The Company is attempting to negotiate settlement of this issue out of court prior to the court date.

        On July 27, 2002, the Company's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, the Company's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, the Company reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff is seeking payment of the entire original incentive payout. The Company has accrued the reduced payout. The total accrual relating to this matter as of June 30, 2002, is approximately $100,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

OVERVIEW

        During the second quarter of 2002, the Company's continued focus was aimed toward the intellectual property commercialization unit of its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for the Company's end-users, competitive advantage for their business partners and return-on-investment for their investors. To this end, the Company signed an intellectual property license with Brandkey Systems Corporation, the fourth intellectual property license into which the Company has entered. The Company also continued its movement into the Storage Area Network (SAN) market through its NeoMedia Consulting and Integration Services (NCIS) business unit.

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

    NET SALES. Total net sales for the six months ended June 30, 2002 were $5.0 million, which represented a $2.1 million, or 72%, increase from $2.9 million for the six months ended June 30, 2001. This increase primarily resulted from revenues relating to the Company's newly created SAN practice in 2002. The Company will continue to pursue additional sales of SAN products and services, and to the extent that such sales can be made, the Company expects total net sales to more closely resemble the results for the first six months of 2002, rather than the first six months of 2001.

    License fees. License fees were $0.2 million for the six months ended June 30, 2002, a decrease of $0.2 million or 50%, compared with $0.4 million for the six months ended June 30, 2001. The decrease was due to lower sales of internally developed software licenses in 2002. Demand for such licenses has historically fluctuated from year to year. The Company will continue to increase sales efforts of its internally developed software licenses in the future.

    RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees increased by $2.4 million, or 96%, to $4.9 million for the six months ended June 30, 2002, as compared to $2.5 million for the six months ended June 30, 2001. This increase primarily resulted from revenues relating to the Company's newly created SAN practice in 2002. The Company will continue to pursue additional sales of SAN products and services, and to the extent that such sales can be made, the Company expects resales to more closely resemble the results for the first six months of 2002, rather than the first six months of 2001.

    COST OF SALES. Cost of resales as a percentage of related resales was 79% in 2002 and 81% in 2001. The Company expects the cost of resales as a percentage of related resales to remain relatively stable in the next 12 months.

    GROSS PROFIT. Gross profit was $0.5 million for the six months ended June 30, 2002, an increase of $0.9 million compared with a negative gross profit of ($0.4) million in 2001. The increase was due to higher SAN-related ales in 2002, as well as lower software amortization costs in 2002 due to the write-off of Qode-related assets at the end of 2001.

    SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $0.5 million for the six months ended June 30, 2002, compared to $1.4 million for the six months ended June 30, 2001, a decrease of $0.9 million or 64%. This decrease resulted from a reduction in sales and marketing personnel resulting from the Company's cost-reduction initiative started in the second half of 2001. The Company does not expect sales and marketing expenses fluctuate dramatically from 2002 levels over the next 12 months.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.6 million for the six months ended June 30, 2002 and 2001. The Company expects general and administrative expense to decrease slightly in the next 12 months due to continued cost reduction efforts and reduced expenses relating to professional services paid with shares of common stock, stock options, and stock warrants.

    RESEARCH AND DEVELOPMENT. During the six months ended June 30, 2002, NeoMedia charged to expense $0.5 million of research and development costs, compared to $0.1 million for the six months ended June 30, 2001, an increase of $0.4 million or 400%. The increase is primarily due to the fact that the Company was capitalizing the majority of its product development costs in 2001 as the Qode Commerce Solution was being rolled out. The roll-out was canceled and the product discontinued in the third quarter of 2001. During the second quarter of 2002, development resources were devoted primarily to system maintenance. The company expects research and development costs will decline over the next 12 months.

    LOSS ON IMPAIRMENT OF ASSETS. During the six months ended June 30, 2002, the Company recognized a loss on impairment of assets of $1.0 million for the write-off capitalized development costs relating to its PaperClick physical-world-to-internet software. Due to capital constraints, the Company is not currently able to devote full-time resources and infrastructure to commercializing the technology. The Company intends to re-focus sales and marketing efforts surrounding the product upon the receipt of sufficient capital. The Company does not expect any additional losses from asset impairment in the next 12 months.

    WRITE-OFF OF DIGITAL CONVERGENCE LICENSE CONTRACT. During the second quarter of 2001, the Company took a $7.4 million cash charge to income to write off the net assets associated with the Digital Convergence intellectual property license contract. There were no charges related to the contract in 2002. No charges are expected in the next 12 months.

    INTEREST EXPENSE/(INCOME), NET. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense increased by $149,000 to $97,000 for the six months ended June 30, 2002 from income of $(52,000) for the six months ended June 30, 2001, due to lower cash balances in 2002, as well as interest charges in 2002 relating to notes payable not held during 2001. The Company expects net interest expense similar to 2002 levels over the next 12 months, due to capital constraints and borrowing costs.

    LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations for the six months ended June 30, 2002 was $4.2 million, which represented a $7.7 million, or 65% decrease from a $11.9 million loss for the six months ended June 30, 2001. The decrease resulted primarily from the $7.4 million write-off of the Digital Convergence license contract during the second quarter of 2001.

    LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS UNITS. The Company discontinued operations of its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $2.6 million for the six months ended June 30, 2001. The business unit's assets were purchased in March 2001 and the implementation was cancelled during the second quarter of 2001. The Company does not expect any charges relating to the Qode business unit in the next 12 months.

    LOSS ON DISPOSAL OF DISCONTINUED BUSINESS UNITS. During the third quarter of 2001, the Company discontinued operations of its Qode business unit, resulting in a loss on disposal of discontinued business unit of $3.2 million. The remaining Qode system assets were held for sale subject to a letter of intent with the Finax Group, Inc. As of September 30, 2001, December 31, 2001, and March 31, 2002, the Company recorded on its consolidated balance sheet net assets held for sale in the amount of $210,000, which was the estimated value to be received by the Company from the Finx Group in exchange for the Qode assets. During the second quarter of 2002, the Finx group withdrew its letter of intent. As a result, during the three months ended June 30, 2002, the Company recognized an additional loss on disposal of discontinued business unit of $1.5 million to write off the remaining Qode-related assets. The Company does not expect any charges relating to the Qode business unit in the next 12 months.

    NET LOSS. The net loss for the six months ended June 30, 2002 was $5.7 million, which represented an $8.8 million, or 61% decrease from a $14.5 million loss for the six months ended June 30, 2001. The decrease primarily resulted from the $7.4 million write-off of the Digital Convergence license contract during the second quarter of 2001, combined with a reduction in overhead expenses resulting from a reduction in force initiated in the third quarter of 2001.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

    NET SALES. Total net sales for the three months ended June 30, 2002 were $3.7 million, which represented a $2.5 million, or 208%, increase from $1.2 million for the three months ended June 30, 2001. This increase primarily resulted from revenues relating to the Company's newly created SAN practice in 2002. The Company will continue to pursue additional sales of SAN products and services, and to the extent that such sales can be made, the Company expects total net sales to more closely resemble the results for the first six months of 2002, rather than the first six months of 2001.

    LICENSE FEES. License fees were $41,000 for the three months ended June 30, 2002, a decrease of $162,000 or 80%, compared with $203,000 for the three months ended June 30, 2001. The decrease was due to lower sales of internally developed software licenses in 2002. Demand for such licenses has historically fluctuated from year to year. The Company will continue to increase sales efforts of its internally developed software licenses in the future. .

    RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees increased by $2.6 million, or 260%, to $3.6 million for the three months ended June 30, 2002, as compared to $1.0 million for the three months ended June 30, 2001. This increase primarily resulted from revenues relating to the Company's newly created SAN practice in 2002. The Company will continue to pursue additional sales of SAN products and services, and to the extent that such sales can be made, the Company expects total net sales to more closely resemble the results for the first six months of 2002, rather than the first six months of 2001.

    COST OF SALES. Cost of resales as a percentage of related resales for the three months ended June 30 was 80% in 2002 and 75% in 2001. This increase is primarily due to a higher sales mix of lower-margin equipment in 2002.

    GROSS PROFIT. Gross profit was $0.4 million for the three months ended June 30, 2002, an increase of $0.6 million compared with a negative gross profit of ($0.2) million in 2001. The increase was due to higher SAN-related ales in 2002, as well as lower software amortization costs in 2002 due to the write-off of Qode-related assets at the end of 2001.

    SALES AND MARKETING. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $0.3 million for the three months ended June 30, 2002, compared to $0.5 million for the three months ended June 30, 2001, a decrease of $0.2 million or 40%. This decrease resulted from a reduction in sales and marketing personnel resulting from the Company's cost-reduction initiative started in the second half of 2001. The Company does not expect sales and marketing expenses fluctuate dramatically from 2002 levels over the next 12 months.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.5 million, or 45%, to $1.6 million for the three months ended June 30, 2002, compared to $1.1 million for the three months ended June 30, 2001. The increase is primarily related to increased legal and professional services relating to fund-raising in 2002. During the three-month period ended June 30, 2002, the Company recognized expense of $0.4 million relating to professional services paid with shares of common stock, stock options, and stock warrants. The Company expects general and administrative expense to decrease slightly in the next 12 months due to continued cost reduction efforts and reduced expenses relating to professional services paid with shares of common stock, stock options, and stock warrants.

    RESEARCH AND DEVELOPMENT. During the three months ended June 30, 2002, NeoMedia charged to expense $0.3 million of research and development costs. During the three months ended June 30, 2001, the Company did not charge to expense any costs associated with research and development, but did incur $0.2 million of development expense relating to its Qode business. This expense is included under "Loss from operations of discontinued business unit" in the accompanying statement of operations. The company expects research and development costs will decline over the next 12 months.

    LOSS ON IMPAIRMENT OF ASSETS. During the three months ended June 30, 2002, the Company recognized a loss on impairment of assets of $1.0 million for the write-off capitalized development costs relating to its PaperClick physical-world-to-internet software. Due to capital constraints, the Company is not currently able to devote full-time resources and infrastructure to commercializing the technology. The Company intends to re-focus sales and marketing efforts surrounding the product upon the receipt of sufficient capital. The Company does not expect any additional losses from asset impairment in the next 12 months.

    WRITE-OFF OF DIGITAL CONVERGENCE LICENSE CONTRACT. During the second quarter of 2001, the Company took a $7.4 million cash charge to income to write off the net assets associated with the Digital Convergence intellectual property license contract. There were no charges related to the contract in 2002. No charges are expected in the next 12 months.

    INTEREST EXPENSE/(INCOME), NET. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense increased by $87,000 to $66,000 for the three months ended June 30, 2002 from income of $(21,000) for the three months ended June 30, 2001, due to lower cash balances in 2002, as well as interest charges in 2002 relating to notes payable not held during 2001. The Company expects net interest expense similar to 2002 levels over the next 12 months, due to capital constraints and borrowing costs.

    LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations for the three months ended June 30, 2002 was $2.8 million, which represented a $6.3 million, or 69% decrease from a $9.1 million loss for the three months ended June 30, 2001. The decrease resulted primarily from the $7.4 million write-off of the Digital Convergence license contract during the second quarter of 2001, offset by the $1.0 million loss on impairment of assets in 2002.

    LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS UNITS. The Company discontinued operations of its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $1.9 million for the three months ended June 30, 2001. The business unit's assets were purchased in March 2001 and the implementation was cancelled during the second quarter of 2001. The Company does not expect any charges relating to the Qode business unit in the next 12 months.

    NET LOSS. The net loss for the three months ended June 30, 2002 was $4.3 million, which represented a $6.7 million, or 61% decrease from a $11.0 million loss for the three months ended June 30, 2001. The decrease resulted from the $7.4 million write-off of the Digital Convergence license contract during the second quarter of 2001, offset by the $1.0 million loss on impairment of assets in 2002.


FINANCIAL CONDITION

        As of June 30, 2002, the Company's cash balance was $10,000 compared to $17,000 at March 31, 2002 and $134,000 at December 31, 2001.

        Net cash used in operating activities for the six months ended June 30, 2002 and 2001, was $0.3 million and $4.1 million, respectively. During the six months ended June 30, 2002, trade accounts receivable increased $1.0 million, while accounts payable inclusive of amounts due under financing agreements, accrued expenses and deferred revenue increased $2.1 million. During the six months ended June 30, 2001, trade accounts receivable decreased $1.2 million, while accounts payable inclusive of amounts due under financing agreements, accrued expenses and deferred revenue decreased $1.9 million. NeoMedia's net cash flow used in investing activities for the six months ended June 30, 2002 and 2001 was $0 and $2.7 million, respectively.

        Net cash provided by financing activities for the six months ended June 30, 2002 and 2001, was $0.2 million and $3.3 million, respectively. The decrease was due to $1.6 million proceeds for the sale of common stock and $1.1 million from the exercise of stock options and warrants in 2001. During the six months ended June 30, 2002, the Company sold 19 million shares of its common stock at $0.17 per share in exchange for promissory notes maturing at the earlier of i), August 12, 2002, or ii) 30 days from registration of the shares. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19 million shares issued in connection with such notes. The Company has accrued a liability in the third quarter of $190,000 relating to the par value paid in connection with the issuance of the shares.

        The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. Based on current cash balances and operating budgets, the Company believes it will need to raise operating capital in the next 30 days. If the Company's financial resources are insufficient, the Company may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

        The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the
Company's actual growth, results, performance and business prospects and opportunities in 2002 and beyond to differ materially from those expressed in or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses, the Company's ability to sell its products and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On September 6, 2001, AirClic, Inc. ("AirClic") filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company under the terms of a letter of intent entered into between AirClic and the Company. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note issued by the Company to AirClic in respect of such advance. The note issued by the Company in respect of AirClic's $500,000 advance is secured by substantially all of the Company's intellectual property, including its core physical world-to-Internet technologies. If the Company is deemed to have defaulted under the note, and does not pay the judgment, AirClic, which is one of the NeoMedia's key competitors, could acquire the Company's core intellectual property, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this lawsuit and has interposed counterclaims against AirClic. Whether or not AirClic is successful in asserting its claims that the Company breached certain representations made by the Company in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to the Company, payment of the note and related interest would have a material adverse effect on the Company's financial condition. If the Company fails to pay such note, AirClic could proceed against the Company's intellectual property securing the note, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is aggressively seeking bridge financing to enable it to pay the principal and interest remaining under the note following the resolution of the counterclaims against AirClic. The Company has not accrued any additional liability over and above the note payable and related accrued interest. As of the date of this filing, pleadings were closed and the parties have engaged in written discovery.

    AirClic has also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic seeks a declaration that certain core intellectual property securing the note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending is invalid and unenforceable. Any declaration that the Company's core patented or patentable technology is invalid and unenforceable would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending against this lawsuit as well. On November 21,2001, the Company filed a motion to dismiss the complaint. On December 19, 2001, AirClic filed a response opposing that position. The motion has not yet been decided upon by the court. The Company has not accrued any liability in connection with this matter.

    On June 26, 2001, the Company filed a $3 million lawsuit in the U.S. District Court, Northern District of Texas, Dallas Division, against Digital:Convergence Corporation for breach of contract regarding a $3 million promissory note due on June 24, 2001 that was not paid. The Company is seeking payment of the $3 million note plus interest and attorneys fees. The Company has not accrued any gain contingency related to this matter. On March 22, 2002, Digital:Convergence filed under Chapter 7 of the United States Bankruptcy Code.

    In April 2001, the former President and director of NeoMedia filed a lawsuit against the Company and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. During May 2002, the Company settled the suit. The Company will make cash payments of $90,000 directly to the plaintiff during the period May 2002 through December 2002, and cash payments to the plaintiff's attorney for legal fees in the amount of $45,000 due in July and August 2002. In addition, the plaintiff was granted 360,000 options to purchase shares of NeoMedia common stock at an exercise price of $0.08. As of March 31, 2002, the Company had accrued a $347,000 liability relating to the suit. As a result, the Company recognized an increase to net income of approximately $176,000 during the three-month period ended June 30, 2002 to adjust the liability to the settlement amount. As of June 30, the Company had an accrued liability of $115,000 relating to this matter. As of August 5, 2002, the Company's legal counsel in this matter withdrew representation and no longer represents the Company. As of the date of this filing, the Company had not engaged new counsel.

    On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. The Company is currently negotiating settlement of this matter. The Company has accrued a $133,000 liability relating to this matter. As of August 5, 2002, the Company's legal counsel in this matter withdrew representation and no longer represents the Company. As of the date of this filing, the Company had not engaged new counsel.

    On October 3, 2001, Headway Associates, Ltd. filed a complaint for damages in the Circuit Court of the Seventeenth Judicial Circuit for Broward County, Florida. Headway Associates, Ltd. is seeking payment of all amounts due under the terms the lease agreement of the Ft. Lauderdale office of NeoMedia's Qode business unit. The lease commenced on March 3, 2000 and terminates on March 31, 2005. On February 25, 2002, Headway agreed to accept $100,000 cash payment over a two-month period for settlement of all past-due and future amounts owed under the lease. As of June 30, 2002, the Company had made payments all payments relating to the settlement.

    On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. The Company is currently negotiating settlement of this matter. The Company has accrued a liability of $525,000 in the accompanying financial statements. As of August 5, 2002, the Company's legal counsel in this matter withdrew representation and no longer represents the Company. As of the date of this filing, the Company had not engaged new counsel.

    On March 20, 2002, IOS Capital, Inc. filed a summons seeking full payment of approximately $38,700 relating to past due and future payments under an office equipment lease. During April 2002, the Company settled this matter for cash payments totaling $29,000. As of June 30, 2002, the Company had made all payments under the settlement agreement.

    On July 22, 2002, 2150 Western Court, L.L.C., the property manager for the Company's Lisle, IL, office, filed a summons seeking payment of approximately $72,000 for all past due rents on the facility. The summons asked for a judgment for the above amount plus possession of the premises. A court date is scheduled for August 22, 2002. The Company is attempting to negotiate settlement of this issue out of court prior to the court date.

    On July 27, 2002, the Company's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, the Company's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, the Company reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff is seeking payment of the entire original incentive payout. The Company has accrued the reduced payout. The total accrual relating to this matter as of June 30, 2002, is approximately $100,000.


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

      In February 2002, the Company issued 19,000,000 shares of common stock at a price of $0.17 per share to five individuals and two institutional unrelated parties. The shares were issued in exchange for limited recourse promissory notes maturing at the earlier of i.) August 12, 2002, or ii.) 30 days from the date of registration of the shares. The gross proceeds of such transaction were expected to be approximately $3,040,000 upon maturity of the notes, as a purchase price of $0.01 per share, or $190,000 in aggregate, was paid in cash. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19 million shares issued in connection with such notes. The Company has accrued a liability in the third quarter of $190,000 relating to the par value paid in connection with the issuance of the shares.

      In March 2002, NeoMedia issued an aggregate of 228,675 shares of NeoMedia common stock upon the exercise of outstanding warrants by an unrelated party at a price of $0.12 per share. The gross proceeds of such transaction were approximately $27,000.

      In April 2002, NeoMedia issued an aggregate of 140,775 shares of NeoMedia common stock upon the exercise of outstanding warrants by Charles W. Fritz, its Chairman and Chief Executive Officer, at a price of $0.12 per share. Mr. Fritz subsequently sold the shares into the market. The gross proceeds of such transaction were approximately $17,000. In accordance with Section 16(b), all proceeds from the sales were retained by the Company.

      In April 2002, NeoMedia issued an aggregate of 1,962,255 shares of NeoMedia common stock upon the exercise of outstanding options by two unrelated parties at a price of $0.12 per share. The gross proceeds of such transaction were approximately $235,000.

      In April 2002, NeoMedia issued an aggregate of 40,000 shares of NeoMedia common stock upon the exercise of outstanding options by James J. Keil, an outside director. Mr. Keil purchased 25,000 shares at an exercise price of $0.135 and 15,000 shares at $0.20. The gross proceeds of such transaction were approximately $6,000.

      In May 2002, NeoMedia issued an aggregate of 200 shares of NeoMedia common stock upon the exercise of outstanding options by an employee at a price of $0.12 per share. The gross proceeds of such transaction were $24.

      In June 2002, the Company issued 900,000 shares of common stock to an unrelated consultant as payment for consulting services to be performed from June 2002 through June 2003. There were no cash proceeds to NeoMedia in these transactions.

      In June 2002, the Company issued 10,000 shares of common stock to an unrelated vendor as an interest payment on past-due accounts payable. There were no cash proceeds to NeoMedia in these transactions.

      The Company relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which cover "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were issued did not need the protection that registration would afford. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by the Company, after approval by our legal counsel. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company's annual meeting of our shareholders was held on June 6, 2002 ("the Annual Meeting"). Holders of our common stock were entitled to elect five directors. On all matters that came before the Annual Meeting, holders of our common stock were entitled to one vote for each share held. Proxies for 32,633,935 of the 41,956,579 shares of common stock entitled to vote were received in connection with the Annual Meeting.

        The following table sets forth the names of the five persons elected at the Annual Meeting to serve as directors until our next annual meeting of shareholders and the number of votes cast for, against or withheld with respect to each person.

DIRECTOR              FOR           AGAINST     WITHHELD      TOTAL
--------              ---           -------     --------      -----

Charles W. Fritz      31,784,070    849,865     9,322,644     41,956,579
William E. Fritz      31,784,070    849,865     9,322,644     41,956,579
Charles T. Jensen     31,784,070    849,865     9,322,644     41,956,579
A. Hayes Barclay      31,784,048    849,887     9,322,644     41,956,579
James J. Keil         31,784,070    849,865     9,322,644     41,956,579


      Shareholders were also asked to vote on the following proposals:

         PROPOSAL #2 - To approve an amendment to NeoMedia's Certificate of Incorporation to increase the number of shares of authorized common stock, par value $.01, from 50,000,000 to 200,000,000 shares and to increase the number of shares of authorized preferred stock, par value $0.01, from 10,000,000 to 25,000,000

         PROPOSAL #3 - To approve the 2002 Stock Option Plan

        The following table sets forth the number of votes cast for, against or withheld with respect to each of the two proposals listed above.

MATTER         FOR          AGAINST     ABSTAIN    WITHHELD      TOTAL
------         ---          -------     -------    --------      -----
Proposal #2    25,482,127   1,731,300   13,550     14,729,602    41,956,579

Proposal #3    29,451,084   1,551,800   1,631,051  9,322,644     41,956,579

                                  RISK FACTORS

RISKS SPECIFIC TO NEOMEDIA

CURRENTLY PENDING LEGAL ACTIONS THREATEN TO DIVEST THE COMPANY OF CRITICAL INTELLECTUAL PROPERTY

        On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company under the terms of a letter of intent entered into between AirClic and the Company. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note issued to AirClic in respect of such advance. The note issued by the Company in respect of AirClic's $500,000 advance is secured by substantially all of the Company's property, including its core physical world-to-Internet technologies. If the Company is deemed to have defaulted under such note, and does not pay the judgment, AirClic, which is one of the Company's key competitors, could acquire the Company's core intellectual property and other assets, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this claim and has interposed counterclaims against AirClic. As of the date of this filing, pleadings were closed and the parties have engaged in written discovery. Whether or not AirClic is successful in asserting its claims that the Company breached certain representations made by it in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to the Company, payment of the note and related interest would have a material adverse effect on the Company's financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". If the Company fails to pay such note, AirClic could proceed against the Company's intellectual property and other assets securing the note which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is aggressively seeking bridge financing to enable it to pay such principal and interest that remains under the note following the resolution of the Company's counterclaims against AirClic. See "Risk Factors - Risks Specific to NeoMedia - The Company Cannot Predict Its Capital Needs And May Not Be Able To Secure Additional Financing".

        AirClic has also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic seeks a declaration that certain core intellectual property securing the note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending, is invalid and in the public domain. Any declaration that the Company's core patented or patentable technology is non-protectable and in the public domain would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this second action as well. On November 21,2001, the Company filed a motion to dismiss the complaint. On December 19, 2001, AirClic filed a response opposing that position. The motion has not yet been decided upon by the court. See "Risk Factors - Risks Specific to NeoMedia - The Company May Be Unable To Protect Its Intellectual Property Rights And May Be Liable For Infringing The Intellectual Property Rights Of Others".

    THE COMPANY'S SHARES HAVE BEEN DE-LISTED FROM TRADING ON THE NASDAQ SMALLCAP MARKET, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON AN INVESTOR'S ABILITY TO RESELL SHARES OR OBTAIN ACCURATE PRICE QUOTATIONS

    On March 11, 2002, the Company received a Nasdaq Staff Determination stating that, as of December 31, 2001, it did not meet either the minimum net tangible assets ($2,000,000) or minimum stockholders' equity ($2,500,000) criteria for continued listing on the Nasdaq SmallCap Market and advising that, accordingly, the Company's shares were subject to de-listing from such market. On May 16, 2002, The Company received notification from the Nasdaq Listing Qualifications Panel that the Company's shares were delisted effective May 17, 2002. The Company's shares are now trading on the OTC Bulletin Board.

THE COMPANY HAD A RETAINED DEFICIT; THE COMPANY ANTICIPATES FUTURE LOSSES.

    The Company has incurred substantial losses since its inception, and anticipates continuing to incur substantial losses for the foreseeable future. The Company incurred a loss of $5,729,000 in the six months ended June 30, 2002, $25,469,000 in the year ended December 31, 2001, $5,409,000 in the year ended December 31, 2000, $10,472,000 in the year ended December 31, 1999, $11,495,000 in the year ended December 31, 1998, and $5,973,000 in the year ended December 31, 1997. The Company's accumulated losses were approximately $69,073,000 as of June 30, 2002, and $63,344,000 as of December 31, 2001. As of June 30, 2002 and
December 31, 2001 and 2000, the Company had a working capital (deficit) of approximately $(7,723,000), $(5,163,000) and $8,426,000, respectively. The
Company had stockholders' equity of $(4,578,000), $(263,000) and $19,110,000 at June 30, 2002, December 31, 2001 and 2000, respectively. The Company generated revenues of $5,048,000 for the six months ended June 30, 2002 and $8,142,000 and $27,565,000 for the years ended December 31, 2001 and 2000. In addition, during the six months ended June 30, 2002, and years ended December 31, 2001 and 2000, the Company recorded negative cash flows from operations of $308,000, $5,202,000 and $6,775,000, respectively. To succeed, the Company must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. The Company has expended and will continue to expend substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, the Company may not be able to achieve or sustain profitability.

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

        The physical world-to-Internet market in which the Company operates is a recently developed market. Further, the Company has conducted operations in this market only since March 1996. Consequently, the Company may be deemed to have a relatively limited operating history upon which investors may base an evaluation of the Company's primary business and determine its prospects for achieving intended business objectives. To date, the Company has sold its physical world-to-Internet products to only 13 companies. Further, on March 22, 2002, Digital:Convergence Corporation, the Company's primary customer for the Company's physical world-to-Internet products, filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code. The Company is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. Investors should consider the likelihood of the company's future success to be highly speculative in light of the Company's limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the physical world-to-Internet space. To address these risks, the Company must, among other things,

   o   Maintain and increase the Company's client base;
   o Implement and successfully execute the Company's business and marketing strategy;
   o   Continue to develop and upgrade the  Company's  products;
   o Continually update and improve the Company's service offerings and features;
   o   Respond to  industry  and  competitive  developments;  and
   o   Attract, retain, and motivate qualified personnel.

    The Company may not be successful in addressing these risks. If the Company were unable to do so, the Company's business, prospects, financial condition, and results of operations would be materially and adversely affected.

    During the three-month period ending June 30, 2002, the Company recognized an impairment charge of $1.0 million relating to its PaperClick physical-world-to-internet software solution. Due to capital constraints, the Company is not currently able to devote full-time resources and infrastructure to commercializing the technology. The Company intends to re-focus sales and marketing efforts surrounding the product upon the receipt of sufficient capital.

FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS MAY AFFECT THE COMPANY'S STOCK PRICE.

    As a result of the emerging and evolving nature of the markets in which the Company competes, as well as the current nature of the public markets and the Company's current financial condition, the Company believes its operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of the Company's results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, the Company's results of operations fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely be materially and adversely affected. Investors should not rely on the Company's results of any interim period as an indication of the Company's future performance. Additionally, the Company's quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may cause the Company's quarterly results to fluctuate include, among others:

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

    During the six months ended June 30, 2002 and the years ended December 31, 2001, 2000, 1999, 1998, and 1997, the Company derived 97%, 73%, 66%, 78%, 72%, and 78%, respectively, of its revenues from the resale of computer software and technology equipment. A loss or a reduction of this revenue would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations, as well as the Company's stock price. The Company can provide no assurance that:

   o   The market for the Company's products and services will continue;
   o The Company will be successful in marketing these products due to competition and other factors;
   o The Company will continue to be able to obtain short-term financing for the purchase of the products that the Company resells; or
   o The Company's relationship with companies whose products and services it sells, such as Sun Microsystems Computer Company, will continue.

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

   A LARGE PERCENTAGE OF THE COMPANY'S ASSETS ARE INTANGIBLE ASSETS, WHICH WILL HAVE LITTLE OR NO VALUE IF THE COMPANY'S OPERATIONS ARE UNSUCCESSFUL.

    At June 30, 2002, approximately 33% of the Company's total assets were intangible assets, consisting primarily of rights related to the Company's patents and other intellectual property. If the Company operations are unsuccessful, these assets will have little or no value, which will materially adversely affect the value of the Company's stock and the ability of the Company's stockholders to recoup their investments in the Company's capital stock.

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

    The Company's future success will depend in large part on the Company's ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than the Company has currently. The Company may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. The Company's current directors' and officers' insurance policy was renewed on July 25, 2002 for a period of 12 months. To the extent that sufficient resources are available, the Company intends to maintain a directors' and officers' liability insurance policy at all times. However, any inability to maintain such liability insurance in the future would materially adversely affect the Company's ability to attract and retain qualified director and officer candidates. If the Company is not successful in attracting and retaining qualified personnel, its business, prospects, financial condition, and results of operations would be materially adversely affected.

    THE  COMPANY   DEPENDS  UPON  ITS  SENIOR   MANAGEMENT  AND  THEIR  LOSS  OR
    UNAVAILABILITY COULD PUT THE COMPANY AT A COMPETITIVE DISADVANTAGE.

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

        On June 26, 2002, the Company announced that its chairman, Charles W. Fritz, had been granted a 90-day leave of absence from his responsibilities as Chief Executive Officer by the Company's Board, which, concurrently, elected Charles T. Jensen president and Chief Operating Officer, and also named him acting CEO. The Company also announced that it had promoted David Dodge, its Controller, to vice president and Chief Financial Officer.


    THE COMPANY MAY BE UNABLE TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS AND THE COMPANY MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

        The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon the Company's proprietary technology, including the Company's patents and other intellectual property, and on the Company's ability to protect the Company's proprietary technology and other intellectual property rights. In addition, the Company must conduct the Company's operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of the Company's employees, as well as the Company's patents. To protect the Company's proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. The Company has four issued patents for its physical world-to-Internet technology. On July 25, 2002, the Company received an Issue Notification from the U.S. Patent and Trademark Office that a fifth patent surrounding the Company's technology would be issued on August 13, 2002. The Company also has several trademarks relating to the Company's proprietary products. Although the Company believes that the Company has taken appropriate steps to protect the Company's unpatented proprietary rights, including requiring that the Company's employees and third parties who are granted access to the Company's proprietary technology enter into confidentiality agreements with the Company, the Company can provide no assurance that these measures will be sufficient to protect the Company's rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to the Company.

    The Company licenses from third parties certain software tools that it includes in its services and products. If any of these licenses were terminated, the Company could be required to seek licenses for similar software from other third parties or develop these tools internally. The Company may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all. Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. The Company may in the future be required to defend its intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, the Company. An adverse determination could subject the Company to significant liabilities to third parties, require the Company to seek licenses from, or pay royalties to, third parties, or require the Company to develop appropriate alternative technology. Some or all of these licenses may not be available to the Company on acceptable terms or at all, and the Company may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. See "Risks Specific To NeoMedia - Currently Pending Legal Actions Threaten To Divest The Company Of Critical Intellectual Property."

    THE COMPANY IS EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH INSURANCE COVERAGE IS LIMITED, POTENTIALLY INADEQUATE AND IN SOME CASES UNAVAILABLE, AND AN UNINSURED CLAIM COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS, AS WELL AS THE VALUE OF THE COMPANY STOCK.

    Many of the Company's projects are critical to the operations of the Company's clients' businesses. Any failure in a client's information system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company could, therefore, be subject to claims in connection with the products and services that it sells. The Company currently maintains product liability insurance:

   o The Company has contractually limited its liability for such claims adequately or at all;
   o The Company would have sufficient resources to satisfy any liability resulting from any such claim; o The Company coverage, if available, will be adequate in term and scope to protect it against material adverse effects in the event of a successful claim; or
   o   The Company insurer will not disclaim coverage as to any future claim.

    The successful assertion of one or more large claims against the Company that exceed available insurance coverage could materially adversely affect the Company's business, prospects, financial condition, and results of operations.

    THE COMPANY CANNOT PREDICT ITS FUTURE CAPITAL NEEDS AND THE COMPANY MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

    The Company expected to receive up to $3,040,000, plus interest at a rate of 6% per annum, upon repayment of limited recourse promissory notes issued to the Company as primary consideration for 19,000,000 shares of NeoMedia common stock, sold at $0.17 per share, offered by the Company in a private placement and currently in the process of being registered for public resale, assuming all 19,000,000 of such shares offered in the private placement are resold and the notes are repaid in full. A price of $0.01 per share was paid in cash for such shares and the limited recourse promissory notes were for the balance of the purchase price of $0.16 per share. The promissory notes became due and payable on the earlier of (1) August 12, 2002, or (2) 30 days following the effectiveness of the S-1/A registration statement in which the shares are included. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19 million shares issued in connection with such notes. The Company has accrued a liability in the third quarter of $190,000 relating to the par value paid in connection with the issuance of the shares.

    The Company's cash balance as of June 30, 2002, was approximately $10,000. Based on current cash balances and operating budgets, the Company believes it will need to raise operating capital in the next 30 days. If the Company's financial resources are insufficient, the Company may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

    BECAUSE THE COMPANY WILL NOT PAY CASH DIVIDENDS, INVESTORS MAY HAVE TO SELL THEIR SHARES IN ORDER TO REALIZE THEIR INVESTMENT.

   The Company has not paid any cash dividends on its common stock and do not intend to pay cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for reinvestment in the development and marketing of its products and services. Any credit agreements into which the Company may enter with institutional lenders may restrict the Company's ability to pay dividends. Whether the Company pays cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, and any other factors that the Board of Directors decides is relevant. As a result, investors may have to sell their shares of common stock to realize their investment.

    SOME PROVISIONS OF THE COMPANY'S CERTIFICATE OF INCORPORATION AND BY-LAWS MAY DETER TAKEOVER ATTEMPTS, WHICH MAY LIMIT THE OPPORTUNITY OF THE COMPANY'S STOCKHOLDERS TO SELL THEIR SHARES AT A PREMIUM TO THE THEN MARKET PRICE.

    Some of the provisions of the Company's certificate of incorporation and by-laws could make it more difficult for a third party to acquire the Company, even if doing so might be beneficial to the Company's stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. On December 10, 1999, the Company's Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire Series A Preferred Stock of the Company, par value $0.01 per share, on each outstanding share of the Company's common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The stockholder rights plan was adopted as an anti-takeover measure commonly referred to as a "poison pill." The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of the corporation and to guard against partial or two-tiered tender offers, open market accumulations and other hostile tactics to gain control of NeoMedia. The stockholders rights plan, which is similar to plans adopted by many leading public companies, was not adopted in response to any effort to acquire control of NeoMedia at the time of adoption. This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in control of NeoMedia. Certain of the Company's directors, officers and principal stockholders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership were exempted from triggering the "poison pill" as a result of their significant holdings at the time of the plan's adoption, which otherwise might have triggered the "poison pill."

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

   The Company is authorized to issue a total of 25,000,000 shares of Preferred Stock, par value $0.01 per share. The Company's designated Preferred Stock is comprised of 200,000 shares of Series A Preferred Stock, par value $0.01 per share, which shares are issuable in connection with the Company's stockholders rights plan, and 500,000 shares of Series B Convertible Preferred Stock, par value $0.01 per share, of which 452,289 shares were issued in 2001. The 452,489 Series B shares outstanding as of December 31, 2001 automatically converted into the same number of common shares on January 2, 2002.

    THE COMPANY'S COMMON STOCK TRADES SPORADICALLY, THE OFFERING PRICE OF THE COMMON STOCK IS ARBITRARY, AND THE MARKET PRICE OF THE SECURITIES MAY BE VOLATILE

    The Company's common stock currently trades sporadically on the OTCBB. The market for the Company's common stock may continue to be an inactive market. Accordingly, unless and until an active public market develops, investors may have difficulty selling their shares of common stock into which the preferred stock offered is automatically convertible at a price that is attractive to the investor.

    The Company's common stock has traded as low as $0.02 and as high as $6.75 between June 30, 2000 and August 5, 2002. From time to time after this filing, the market price of the common stock may experience significant volatility. The Company's quarterly results, failure to meet analysts expectations, announcements by the Company or the Company's competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, changes in general conditions in the economy, and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect the Company's business, prospects, financial condition, and results of operations.

    INVESTORS MAY SUFFER SIGNIFICANT ADDITIONAL DILUTION IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

    As of June 30, 2002, the Company had outstanding stock options to purchase approximately 11.7 million shares of common stock and warrants to purchase approximately 7.9 million shares of common stock, some of which may in the future, but do not currently, have exercise prices at or below the price of the Company's common shares on the public market. To the extent such options or warrants are exercised, there will be further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

    FUTURE SALES OF COMMON STOCK BY THE COMPANY'S EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT THE COMPANY'S STOCK PRICE.

    The market price of the Company's common stock could decline as a result of sales of a large number of shares of the Company's common stock in the market as a result of offerings of common stock or securities convertible, exercisable or exchangeable for common stock, or the perception that these sales could occur. These sales also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that the Company deems appropriate. The Company's officers and directors are not currently subject to lock-up agreements preventing them from selling their shares. Two of the Company's officers and directors, Charles W. Fritz and William E. Fritz intend to sell an aggregate of 3,544,074 shares of common stock in connection with a registration that the Company is currently in the process of making effective. Additionally, shares issued upon the exercise of stock options granted under the Company's stock option plans will be eligible for resale in the public market from time to time subject to vesting. As of June 30, 2002, the Company had outstanding options to purchase up to 11.7 million shares of its common stock, with exercise prices ranging from $0.01 to $10.88. Of the 11.7 million options outstanding, 10.3 million were vested as of June 30, 2002. As of June 30, 2002 the Company also had outstanding 7.9 million warrants to purchase shares of common stock, with exercise prices ranging from $0.00 to $15.00.

    In addition, the Company may offer for sale additional shares of common stock within six months from the date of this filing, as necessary to raise capital to sustain Company operations. While applicable law provides that unregistered securities may not generally be resold within one year of their purchase, market conditions may require the Company to register such shares for public sale earlier than such shares would otherwise become freely tradable, thereby creating the possibility of further dilution to purchasers of the Company shares.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.17 Standby Equity Purchase Agreement between NeoMedia Technologies, Inc. and Cornell Capital Partners LP (filed as an amendment to this form 10-Q)

      10.18 Nasdaq Staff delisting notification letter dated May 16, 2002. (filed as an amendment to this form 10-Q)

      10.19 Settlement agreement relating to wrongful termination lawsuit brought by former president and Chief Operating Officer (filed as an amendment to this form 10-Q)




(b)   Reports on Form 8-K

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

      On May 17, 2002, the Company filed a from 8-K disclosing that it received notification from the Nasdaq Listing Qualifications Panel that its shares were delisted effective May 17, 2002, due to failure to meet either the minimum net tangible assets ($2,000,000) or minimum stockholders' equity ($2,500,000) criteria for continued listing. The Company's shares are now trading on the OTC Bulletin Board.

      On June 26, 2002, the Company filed a from 8-K disclosing that its chairman, Charles W. Fritz, had been granted a 90-day leave of absence from his responsibilities as Chief Executive Officer by the company's Board, which, concurrently, elected Charles T. Jensen president and Chief Operating Officer, and also named him acting CEO. The Company also announced that it had promoted David Dodge, its Controller, to Vice President and Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NEOMEDIA TECHNOLOGIES, INC.
                                            ---------------------------
                                                     Registrant

Date AUGUST 14, 2002                By:  /s/  Charles T. Jensen
     ---------------                   -----------------------------------------
                                    Charles T. Jensen, President and Chief
                                    Operating Officer


Date AUGUST 14, 2002                By:  /s/ David A. Dodge
     ---------------                   -----------------------------------------
                                     David A. Dodge, Vice President, Chief
                                     Financial Officer, and Controller


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NeoMedia Technologies, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By:/s/ Charles T. Jensen                                    Date August 14, 2002
   -------------------------------------------------------       ---------------
Charles T. Jensen, President and Chief Operating Officer

By:/s/ David A. Dodge                                       Date August 14, 2002
   -------------------------------------------------------       ---------------
David A. Dodge, Vice President, Chief Financial Officer,
and Controller