Form 10-Q
period 2002-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2002-11-14
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

                                   FORM 10 - Q
                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of November 8, there were 25,141,298 outstanding shares of the issuer's Common Stock.

                                         PART I -- FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONDENSED SONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                   2002              2001
                                                                                   ----              ----
ASSETS                                                                          (Unaudited)         (Audited)
Current assets:
   Cash and cash equivalents..............................................      $         9      $        134
   Trade accounts receivable, net of allowance for doubtful
      account of $81 in 2002 and $65 in 2001..............................            3,230             2,583
   Costs and estimated earnings in excess of billings on
      uncompleted contracts...............................................                6                43
   Inventories............................................................              141               197
   Assets held for sale...................................................              ---               210
   Prepaid expenses and other current assets..............................              786               582
                                                                                -----------      ------------
         Total current assets.............................................            4,172             3,749

Property and equipment, net...............................................              121               205
Capitalized patents, net..................................................            2,311             2,500
Capitalized and purchased software costs, net.............................              184             1,828
Other long-term assets....................................................              677               757
                                                                                -----------      ------------

         Total assets.....................................................      $     7,465      $      9,039
                                                                                ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.......................................................      $     3,939      $      2,886
   Amounts due under financing agreements.................................            2,375             2,283
   Liabilities in excess of assets of discontinued business unit..........            1,489               ---
   Accrued expenses.......................................................            2,351             1,922
   Current portion of long-term debt......................................              160               149
   Notes payable..........................................................              785               750
   Sales taxes payable....................................................              356               135
   Billings in excess of costs and estimated earnings on
      uncompleted contracts...............................................                2                13
   Deferred revenues......................................................              913               767
   Other..................................................................               10                 7
                                                                                -----------      ------------

         Total current liabilities........................................           12,380             8,912

Long-term debt, net of current portion....................................              268               390
                                                                                -----------      ------------

         Total liabilities................................................           12,648             9,302
                                                                                -----------      ------------

Shareholders' equity:
   Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued
      and outstanding in 2002, 452,489 issued and outstanding in 2001.....              ---                 5
   Additional paid-in capital, preferred stock............................              ---               878
   Common stock, $.01 par value, 200,000,000 shares authorized,
      26,782,724 shares issued and 25,141,298 outstanding in 2002
      and 17,446,343 shares issued and 15,804,917 outstanding in 2001.....              251               188
   Additional paid-in capital.............................................           65,237            63,029
   Stock subscription receivable..........................................              ---             (240)
   Deferred stock-based compensation......................................             (47)               ---
   Accumulated deficit....................................................         (69,845)          (63,344)
   Treasury stock, at cost, 201,230 shares of common stock..................          (779)             (779)
                                                                                -----------      ------------
         Total shareholders' equity.......................................          (5,183)             (263)
                                                                                -----------      ------------

            Total liabilities and shareholders' equity....................      $     7,465      $      9,039
                                                                                ===========      ============

             The accompanying notes are an integral part of these consolidated financial statements.



                                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,

                                                                                      2002           2001
                                                                                      ----           ----
NET SALES:
   License fees..............................................................    $         303   $        522
   Resale of software and technology equipment and service fees..............            8,149          3,268
                                                                                 -------------   ------------
         Total net sales.....................................................            8,452          3,790
                                                                                 -------------   ------------
COST OF SALES:
   License fees..............................................................              764          1,996
   Resale of software and technology equipment and service fees..............            6,607          2,737
                                                                                 -------------   ------------
         Total cost of sales.................................................            7,371          4,733
                                                                                 -------------   ------------

GROSS PROFIT (LOSS)..........................................................            1,081          (943)

Sales and marketing expenses.................................................              719          2,100
General and administrative expenses..........................................            3,556          3,409
Research and development costs...............................................              683            280
Loss on impairment of assets.................................................            1,003          2,871
Loss on Digital:Convergence license contract.................................              ---          7,354
                                                                                 -------------   ------------

Loss from operations.........................................................          (4,880)       (16,957)
Interest expense (income), net...............................................               99           (30)
                                                                                 -------------   ------------

Loss from continuing operations..............................................          (4,979)       (16,927)
Discontinued operations (Note 1):
     Loss from operations of discontinued business unit......................              ---        (3,653)
     Loss on disposal of discontinued business unit, including provision of
       $424 in 2001 for operating losses during phase-out period.............          (1,523)        (3,197)
                                                                                 -------------   ------------

NET LOSS.....................................................................    $     (6,502)   $   (23,777)
                                                                                 =============   ============

NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
     BASIC AND DILUTED.......................................................    $      (0.24)   $     (1.12)
                                                                                 =============   ============

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS-
     BASIC AND DILUTED.......................................................    $      (0.07)   $     (0.45)
                                                                                 =============   ============

NET LOSS PER SHARE--BASIC AND DILUTED.........................................   $      (0.31)   $     (1.57)
                                                                                 =============   ============

Weighted average number of common shares--basic and diluted ..................      20,736,080     15,142,312
                                                                                 =============   ============

             The accompanying notes are an integral part of these consolidated financial statements.


                                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               THREE MONTHS ENDED SEPTEMBER 30,

                                                                                      2002           2001
                                                                                      ----           ----
NET SALES:
   License fees..............................................................    $         150   $         92
   Resale of software and technology equipment and service fees..............            3,254            816
                                                                                 -------------   ------------
         Total net sales.....................................................            3,404            908
                                                                                 -------------   ------------
COST OF SALES:
   License fees..............................................................               80            668
   Resale of software and technology equipment and service fees..............            2,742            743
                                                                                 -------------   ------------
         Total cost of sales.................................................            2,822          1,411
                                                                                 -------------   ------------
GROSS PROFIT (LOSS)..........................................................              582          (503)

Sales and marketing expenses.................................................              207            721
General and administrative expenses..........................................              996            818
Research and development costs...............................................              150            137
Loss on impairment of assets.................................................              ---          2,871

Loss from operations.........................................................            (771)        (5,050)
Interest expense (income), net...............................................                2             22
                                                                                 -------------   ------------
Loss from continuing operations..............................................            (773)        (5,072)
Discontinued operations (Note 1):
     Loss from operations of discontinued business unit......................              ---        (1,041)
     Loss on disposal of discontinued business unit, including provision of
       $424 in 2001 for operating losses during phase-out period                           ---        (3,197)
                                                                                 -------------   ------------
NET LOSS.....................................................................    $       (773)   $    (9,310)
                                                                                 =============   ============

NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
     BASIC AND DILUTED.......................................................    $      (0.03)   $     (0.33)
                                                                                 =============   ============

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS-
     BASIC AND DILUTED.......................................................    $         ---   $     (0.27)
                                                                                 =============   ============

NET LOSS PER SHARE--BASIC AND DILUTED.........................................   $      (0.03)   $     (0.60)
                                                                                 =============   ============

Weighted average number of common shares--basic and diluted ..................      22,979,755     15,570,693
                                                                                 =============     ==========

             The accompanying notes are an integral part of these consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2002          2001
                                                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................   $    (6,502)   $  (23,777)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..............................................            938         2,932
   Loss on disposal of discontinued business unit.............................          1,523         2,773
   Loss on impairment of assets...............................................          1,003         2,871
   Effect of Digital Convergence write-off....................................            ---         7,354
   Preferred stock issued to pay advertising expense..........................            ---           882
   Expense associated with warrant repricing..................................             38           845
   Stock options and warrants granted for services............................            383            94
   Changes in operating assets and liabilities:
      Trade accounts receivable...............................................          (610)         1,299
      Prepaid - Digital:Convergence...........................................          ---             118
      Other current assets....................................................            491         (167)
      Accounts payable, amounts due under financing agreements, liabilities in
          excess of assets of discontinued business unit, and accrued expenses          1,916         (235)
      Deferred revenue........................................................            148           174
      Other current liabilities...............................................              3          (11)
                                                                                 ------------   -----------
         Net cash used in operating activities................................          (669)       (4,848)
                                                                                 ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of patent costs, software development and purchased
  intangible assets                                                                      (24)       (2,939)
(Increase)/decrease in value of life insurance policies.......................             80           (3)
Acquisition of property and equipment.........................................            ---          (81)
                                                                                 ------------   -----------
         Net cash used in investing activities................................             56       (3,023)
                                                                                 ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock
     net of $0 issuance costs in 2002 and $10 in 2001.........................            198         1,637
Net proceeds from exercise of stock warrants..................................             43         1,034
Net proceeds from exercise of stock options...................................            272           139
Net proceeds from release of restricted cash held for line of credit..........            ---           750
Net proceeds from issuance of notes payable...................................             21           500
Issuance of stock-based deferred compensation.................................           (46)           ---
Repayments on notes payable and long-term debt................................            ---         (352)
                                                                                 ------------   -----------
         Net cash provided by financing activities............................            488         3,708
                                                                                 ------------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS.......................................................          (125)       (4,163)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................            134         4,453
                                                                                 ------------   -----------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30, 2001.................................   $          9   $       290
                                                                                 ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid/(received) during the nine months ended September 30 (net)...   $       (66)   $      (31)
   Non-cash investing and financing activities:
     Net assets acquired as part of Qode purchase agreement
         in exchange for common stock and forgiveness of note.................            ---         1,800
     Issuance costs for shares issued through private placements..............            ---            10
     Shares earned by Qode under purchase agreement...........................            ---            13
     Common stock issued to settle debt.......................................             27           ---
     Cancellation of common stock issued
         in 2001 to offset stock subscription receivable......................          (240)           ---
     Net effect of issuance and subsequent
         cancellation of common stock underlying notes receivable ............          (190)
       Accounts payable converted to note payable.............................            ---           170


           The accompanying notes are an integral part of these consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

       The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2001. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 2002, and the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month period ended September 30, 2002 and 2001. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

         NEOMEDIA CONSULTING AND INTEGRATION SERVICES (NCIS)

         NCIS (systems integration service offerings) is the original business line upon which the Company was organized. This unit resells client-server equipment and related software, and general and specialized consulting services targeted at software driven print applications, especially at process automation of production print facilities through its integrated document factory solution. Systems integration services also identify prospects for custom applications based on the Company's products and services. This unit recently moved its business offerings to a much higher Value-Add called Storage Area Networks (SAN). The operations are based in Lisle, Illinois.

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

      In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

PURCHASE AND DISPOSAL OF QODE.COM, INC.

      On March 1, 2001, NeoMedia purchased all of the net assets of Qode.com, Inc. (Qode), except for cash. Qode is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Development Stage Enterprises". In consideration for these assets, NeoMedia issued 274,699 shares of common stock, valued at $1,359,760. Additionally, the Company placed in escrow 1,676,500 shares of its common stock valued at $8,298,675 at the time of issuance. Stock issued was valued at $4.95 per share, which is the average closing price for the few days before and after the measurement date of March 1, 2001. As of December 31, 2001 the Company had released 35,074 shares of common stock from escrow for performance for the period March 1, 2001 to August 31, 2001. The remaining 1,641,426 shares are being held in escrow pending the results of negotiations between the Company and Qode with respect to the performance of the Qode business unit for the period March 1, 2001 through February 28, 2002. As a result, all such shares may be released to Qode.

      The Company accounted for this purchase using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The excess fair market value of the net assets acquired over the purchase price was allocated to reduce proportionately the values assigned to noncurrent assets. The accompanying consolidated statements of operations include the operations of Qode from March 1, 2001, through September 30, 2002.

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

OTHER

      On May 31, 2001, three creditors of Qode.com, Inc. filed in the U.S. Bankruptcy Court an involuntary bankruptcy petition for Qode.com, Inc. On July 22, the case was converted to Chapter 7, U.S. Code.

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

      During June 2002, the Finx Group notified the Company that it did not intend to carry out the letter of intent due to capital constraints. As a result, during the three-month period ended June 30, 2002, the Company recorded an additional expense of $1.5 million for the write-off of remaining Qode assets. As of September 30, 2002, the Company had $1.5 million of liabilities relating to the Qode system on its books.

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

OTHER EVENTS

      During January 2002, certain of the Company's shareholders filed a complaint with the Securities and Exchange Commission, alleging that the shareholders were not included in the special shareholders meeting of November 25, 2001, to vote on the issuance of 19 million shares of NeoMedia common stock. On March 11, 2002, the Company filed its response claiming that the Company had fully complied with all of its obligations under the laws and regulations administered by the Securities and Exchange Commission, as well as with its obligation under Delaware General Corporation Law.

      During January 2002, NeoMedia announced that it had entered into an agreement with Baniak Pine and Gannon, a law firm specializing in patent licensing and litigation, under which the firm will represent NeoMedia in seeking out potential licensees of the Company's patent portfolio.

      During February 2002, the Company sold 19 million shares of its common stock to five individuals and two institutional unrelated parties at $0.17 per share in exchange for promissory notes maturing at the earlier of i) August 12, 2002, or ii) 30 days from registration of the shares. Assuming full payment of the notes, proceeds from this transaction would have been $3,230,000, of which $190,000 par value was paid during the first quarter of 2002. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19 million shares issued in connection with such notes. The Company has accrued a liability in the third quarter of $190,000 relating to the par value paid in connection with the issuance of the shares.

      During February 2002, the Company issued 1,646,987 shares of its common stock to two separate vendors as settlement of past due liabilities and future payments relating to equipment leases.

      During March 2002, the Company repriced 1.2 million of its common stock warrants for a period of six months. During the term of the warrant repricing program, participating holders are entitled to exercise qualified warrants at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the OTCBB, on the trading date immediately preceding the date of exercise. Approximately 370,000 warrants were exercised in connection with the program, and the Company recognized approximately $38,000 in expense relating to the repricing during the nine months ended September 30, 2002.

      On March 20, 2002, IOS Capital, Inc. filed a summons seeking full payment of approximately $38,700 relating to past due and future payments under an office equipment lease. The Company returned the equipment and settled the liability for cash payments totaling $30,000.

      During April 2002, the Company repriced 7.4 million of its common stock options held by employees, consultants and advisors for a period of six months. During the term of the option repricing program, participating holders are entitled to exercise subject options at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the OTCBB, on the trading date immediately preceding the date of exercise. Shortly after the announcement of the repricing program, the market price for the Company's common stock fell below $0.12, and has not closed above $0.12 since. As a result, no options were exercised under the terms of the program and the Company did not recognize any expense relating to the repricing program during the nine months ended September 30, 2002 due to immaterial effect on the financial statements.

      On May 16, 2002, the Company received notification from the Nasdaq Listing Qualifications Panel that its shares were delisted effective May 17, 2002, due to failure to meet either the minimum net tangible assets ($2,000,000) or minimum stockholders' equity ($2,500,000) criteria for continued listing. The Company's shares are now trading on the Over-the-Counter Bulletin Board ("OTCBB").

      During May 2002, the Company settled its lawsuit with William Goins, its former President and Chief Operating Officer (see "Legal Proceedings"). The Company is obligated to make cash payments of $90,000 directly to the plaintiff from the period May 2002 through December 2002, and cash payments to the plaintiff's attorney for legal fees in the amount of $45,000 due in July and August 2002. In addition, Mr. Goins was granted 360,000 options to purchase shares of NeoMedia common stock at an exercise price of $0.08. These options were valued at approximately $36,000. The Company had a remaining liability of approximately $72,000 as of September 30, 2002.

      During May 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners LP ("Cornell"). Under the terms of the agreement, Cornell has agreed to purchase up to $5.0 million of NeoMedia common stock over the next two years at the Company's discretion.

      During May 2002, the Company granted a personal, worldwide, non-exclusive, limited intellectual property licensing agreement to Brandkey Systems Corporation. Brandkey will pay the Company $50,000 upfront licensing fee plus
2.5 % of all royalty-based revenues earned by Brandkey, with minimum royalties of $25,000 in 2003, $50,000 in 2004, and $75,000 in 2005 and after. Royalty revenue earned by the Company may not exceed $1.0 million in any given year. The Company recognized approximately $16,000 in revenue relating to this contract during the nine months ended September 20, 2002.

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

      On June 26, 2002, the Company announced that its chairman, Charles W. Fritz, had been granted a 90-day leave of absence from his responsibilities as Chief Executive Officer by the company's Board, which, concurrently, elected Charles T. Jensen president and Chief Operating Officer, and also named him acting CEO. The Company also announced that it had promoted David Dodge, its Controller, to Vice President and Chief Financial Officer. On September 23, 2002, Mr. Fritz officially resigned his duties as Chief Executive Officer. He will remain Chairman of the Board of Directors and a part-time executive of the Company. Mr. Jensen has assumed the role of acting CEO.

      On August 9, 2002, the Company settled its lawsuit with 2150 Western Court L.L.C., the property manager for the Company's Lisle, IL, office, in which 2150 Western Court L.L.C. was seeking payment of past due rent plus possession of the premises. The settlement calls for past due rents of approximately $72,000 to be paid over a 15-month period, as well as reduced rents for the period August 2002 through March 2003. As additional consideration in the settlement, the Company issued 900,000 shares of its common stock to 2150 Western Court L.L.C. The Company had a liability of approximately $61,000 relating to this matter as of September 30, 2002.

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

      Through September 30, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

4.    SUBSEQUENT EVENTS

      On October 28, 2002, the Company settled its lawsuit with Wachovia Bank, N.A., the owner of the building in which the Company's headquarters is located. Wachovia was seeking payment of past due rents under its lease agreement with the Company. The settlement calls for cash payments of past due rents of approximately $250,000 over a period of 16 months. The Company will also vacate approximately 70% of the unused space in its headquarters, and the rent for the remainder of the lease, which expires in January 2004, will be reduced according to square footage used. The Company has accrued a liability of approximately $250,000 relating to this matter as of September 30, 2002.

      On November 12, 2002, the Company settled the lawsuit with its former General Counsel over payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. The settlement calls for cash payments totaling approximately $100,000 over a period of 10 months, plus 250,000 vested options to purchase shares of the Company's common stock at an exercise price of $0.01 and a term of five years.

     During November 2002, the Company issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles W. Fritz, Chairman of the Board of Directors; William E. Fritz, outside director; and James J. Keil, outside director. The notes bear interest at a rate of 15% per annum, and mature at the earlier of i.) four months, or ii.) that date the shares underlying the Cornell Equity Line of Credit are registered with the SEC. The notes are convertible, at the option of the holder, into either cash or shares of the Company's common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. The Company will also grant to the holders an additional 192,000 shares of the Company's common stock and 60,000 warrants to purchase shares of the Company's common stock at $0.03 per share, with a term of three years. In the event the Company defaults on the note, the Company will issue an additional 1,404,330 shares of its common stock to the note holders. The notes are secured by the Company's intellectual property, which is subject to first lien by AirClic, Inc. (see "Legal Proceedings").


On November 12, 2002, the Company and Cornell terminated the May 2002 Equity Line of Credit Agreement and entered into a new Equity Line of Credit Agreement with Cornell under which Cornell agreed to purchase up to $10.0 million of NeoMedia's common stock and over the next two years, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase is $150,000 with a minimum of seven days between purchases. The shares will be valued at 98% of the lowest closing bid price during the five day period following the delivery of a notice of purchase by NeoMedia. The Company will pay 5% of the gross proceeds of each purchase to Cornell as a commission. According to the terms of the agreement, the Company cannot draw on the line of credit until the shares underlying the agreement are registered for trading with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Beginning in the second quarter of 2002, the Company's continued focus was aimed toward the intellectual property commercialization unit of its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for the Company's end-users, competitive advantage for their business partners and return-on-investment for their investors. To this end, the Company signed an intellectual property license with Brandkey Systems Corporation, the fourth intellectual property license into which the Company has entered. The Company also continued its movement into the Storage Area Network (SAN) market through its NeoMedia Consulting and Integration Services (NCIS) business unit.

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

      NET SALES. Total net sales for the nine months ended September 30, 2002 were $8.5 million, which represented a $4.7 million, or 124%, increase from $3.8 million for the nine months ended September 30, 2001. This increase primarily resulted from revenues relating to the Company's newly created SAN practice in 2002. The Company will continue to pursue additional sales of SAN products and services, and to the extent that such sales can be made, the Company expects total net sales to more closely resemble the results for the first nine months of 2002, rather than the first nine months of 2001.

      LICENSE FEES. License fees were $0.3 million for the nine months ended September 30, 2002, a decrease of $0.2 million or 40%, compared with $0.5 million for the nine months ended September 30, 2001. The decrease was due to lower sales of internally developed software licenses in 2002. Demand for such licenses has historically fluctuated from year to year. The Company intends to continue to increase sales efforts of its internally developed software licenses in the future.

      RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees increased by $4.8 million, or 145%, to $8.1 million for the nine months ended September 30, 2002, as compared to $3.3 million for the nine months ended September 30, 2001. This increase primarily resulted from revenues relating to the Company's newly created SAN practice in 2002. The Company will continue to pursue additional sales of SAN products and services.

      COST OF SALES. Cost of license fees was $0.8 million for the nine months ended September 30, 2002, a decrease of $1.2 million, or 150%, compared with $2.0 million for the nine months ended September 30, 2001. The decrease resulted from reduced amortization expense of capitalized development costs in 2002 relating to the PaperClick, MLM/Affinity, and Qode products that were written off during 2002. Cost of resales was $6.6 million for the nine months ended September 30, 2002, an increase of $3.9 million, or 144%, compared with $2.7 million for the nine months ended September 30, 2001. The increase resulted form increased resales in 2002 compared with 2001. Cost of resales as a percentage of related resales was 81% in 2002 and 84% in 2001. The Company expects the cost of resales as a percentage of related resales to remain relatively stable in the next 12 months.

      GROSS PROFIT. Gross profit was $1.1 million for the nine months ended September 30, 2002, an increase of $2.0 million, or 222%, compared with a negative gross profit of ($0.9) million in 2001. The increase was due to higher SAN-related sales in 2002, as well as lower software amortization costs in 2002 due to the write-off of Qode-related assets at the end of 2001, and PaperClick assets in the second quarter of 2002.

      SALES AND MARKETING. Sales and marketing expenses were $0.7 million for the nine months ended September 30, 2002, compared to $2.1 million for the nine months ended September 30, 2001, a decrease of $1.4 million or 67%. This decrease resulted from a reduction in sales and marketing personnel following the Company's cost-reduction initiative started in the second half of 2001. The Company does not expect sales and marketing expenses to fluctuate dramatically from 2002 levels over the next 12 months.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.6 million for the nine months ended September 30, 2002 compared with general and administrative expenses of $3.4 million for the nine months ended September 30, 2001, an increase of $0.2 million or 6%. The increase resulted primarily from increased legal and professional service. The Company expects general and administrative expense to decrease slightly in the next 12 months due to reduced professional service expenses, lease restructuring, and other cost reduction efforts.

      RESEARCH AND DEVELOPMENT. During the nine months ended September 30, 2002, NeoMedia charged to expense $0.7 million of research and development costs, compared to $0.3 million for the nine months ended September 30, 2001, an increase of $0.4 million or 133%. The increase is primarily due to the fact that the Company was capitalizing the majority of its product development costs in 2001 as the Qode Commerce Solution was being implemented. The implementation was cancelled and the product discontinued in the third quarter of 2001. During the third quarter of 2002, development resources were devoted primarily to system maintenance. The Company expects research and development costs will decline over the next 12 months.

      LOSS ON IMPAIRMENT OF ASSETS. During the nine months ended September 30, 2002, the Company recognized a loss on impairment of assets of $1.0 million for the write-off capitalized development costs relating to its PaperClick physical-world-to-internet software. Due to capital constraints, the Company is not currently able to devote full-time resources and infrastructure to commercializing the technology. The Company intends to re-focus sales and marketing efforts surrounding the product upon the receipt of sufficient capital. The Company does not expect any additional losses from asset impairment in the next 12 months.

      WRITE-OFF OF DIGITAL CONVERGENCE LICENSE CONTRACT. During the second quarter of 2001, the Company took a $7.4 million charge to income to write off the net assets associated with the Digital Convergence intellectual property license contract. There were no charges related to the contract in 2002. No charges are expected in the next 12 months.

      INTEREST EXPENSE/(INCOME), NET. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense increased by $129,000 to $99,000 for the nine months ended September 30, 2002 from income of $(30,000) for the nine months ended September 30, 2001, due to lower cash balances in 2002, as well as interest charges in 2002 relating to notes payable not held during 2001. The Company expects net interest expense similar to 2002 levels over the next 12 months, due to capital constraints and borrowing costs.

      LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations for the nine months ended September 30, 2002 was $5.0 million, which represented a $12.0 million, or 71% decrease from a $17.0 million loss for the nine months ended September 30, 2001. The decrease resulted primarily from the $7.4 million write-off of the Digital Convergence license contract during the second quarter of 2001, combined with a loss on impairment of the Company's MLM/Affinity product line of $2.9 million in 2001 and decrease of sales and marketing expense by $1.4 million due to reduction of sales force.

      LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS UNITS. The Company discontinued operations of its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $3.7 million for the nine months ended September 30, 2001. The business unit's assets were purchased in March 2001 and the implementation was cancelled during the second quarter of 2001. The Company does not expect any charges relating to the Qode business unit in the next 12 months.

      LOSS ON DISPOSAL OF DISCONTINUED BUSINESS UNITS. During the third quarter of 2001, the Company discontinued operations of its Qode business unit, resulting in a loss on disposal of discontinued business unit of $3.2 million. The remaining Qode system assets were held for sale subject to a letter of intent with the Finx Group, Inc. As of September 30, 2001, December 31, 2001, and March 31, 2002, the Company recorded on its consolidated balance sheet net assets held for sale in the amount of $210,000, which was the estimated value to be received by the Company from the Finx Group in exchange for the Qode assets. During the second quarter of 2002, the Finx group withdrew its letter of intent. As a result, during the nine months ended September 30, 2002, the Company recognized an additional loss on disposal of discontinued business unit of $1.5 million to write off the remaining Qode-related assets. The Company does not expect any charges relating to the Qode business unit in the next 12 months.

      NET LOSS. The net loss for the nine months ended September 30, 2002 was $6.5 million, which represented a $17.3 million, or 73% decrease from a $23.8 million loss for the nine months ended September 30, 2001. The decrease primarily resulted from the $7.4 million write-off of the Digital Convergence license contract during the second quarter of 2001, a loss on impairment of the Company's MLM/Affinity product line of $2.9 million in 2001, loss from discontinued Qode operations of $6.9 million in 2001, and a reduction in overhead expenses resulting from a reduction in force initiated in the third quarter of 2001.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

      NET SALES. Total net sales for the three months ended September 30, 2002 were $3.4 million, which represented a $2.5 million, or 278%, increase from $0.9 million for the three months ended September 30, 2001. This increase primarily resulted from revenues relating to a $1.7 million equipment and software order in 2002. The Company intends to continue to pursue additional software and equipment sales, as well as sales of its SAN products and services, and to the extent that such sales can be made, the Company expects future net sales to more closely resemble the results for the first nine months of 2002, rather than the first nine months of 2001.

      LICENSE FEES. License fees were $0.2 million for the three months ended September 30, 2002, an increase of $0.1 million or 100%, compared with $0.1 million for the three months ended September 30, 2001. The increase was due to higher sales of internally developed software licenses in 2002. Demand for such licenses has historically fluctuated from year to year. The Company intends continue to increase sales efforts of its internally developed software licenses in the future.

      RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees increased by $2.5 million, or 313%, to $3.3 million for the three months ended September 30, 2002, as compared to $0.8 million for the three months ended September 30, 2001. This increase primarily resulted from revenues relating to a $1.7 million equipment and software order in 2002. The Company intends to continue to pursue additional software and equipment sales, as well as sales of its SAN products and services.

      COST OF SALES. Cost of license fees was $0.1 million for the three months ended September 30, 2002, a decrease of $0.6 million, or 86%, compared with $0.7 million for the three months ended September 30, 2001. The decrease resulted from reduced amortization expense of capitalized development costs in 2002 relating to the PaperClick, MLM/Affinity, and Qode products that were written off during 2002. Cost of resales was $2.7 million for the nine months ended September 30, 2002, an increase of $2.0 million, or 286%, compared with $0.7 million for the nine months ended September 30, 2001. The increase resulted form increased resales in 2002 compared with 2001. Cost of resales as a percentage of related resales for the three months ended September 30 was 84% in 2002 and 91% in 2001. This decrease is primarily due to a higher sales mix of higher-margin equipment, software, and services in 2002.

      GROSS PROFIT. Gross profit was $0.6 million for the three months ended September 30, 2002, an increase of $1.1 million, or 220%, compared with a negative gross profit of ($0.5) million in 2001. The increase was due to higher SAN-related sales in 2002, as well as lower software amortization costs in 2002 due to the write-off of Qode-related assets at the end of 2001, and PaperClick assets in the second quarter of 2002

      SALES AND MARKETING. Sales and marketing expenses were $0.2 million for the three months ended September 30, 2002, compared to $0.7 million for the three months ended September 30, 2001, a decrease of $0.5 million or 71%. This decrease resulted from a reduction in sales and marketing personnel resulting from the Company's cost-reduction initiative started in the second half of 2001. The Company does not expect sales and marketing expenses to fluctuate dramatically from 2002 levels over the next 12 months.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $0.2 million, or 25%, to $1.0 million for the three months ended September 30, 2002, compared to $0.8 million for the three months ended September 30, 2001. The increase resulted primarily from increased legal and professional service. The Company expects general and administrative expense to decrease slightly in the next 12 months due to reduced professional service expenses, lease restructuring, and other cost reduction efforts.

      RESEARCH AND DEVELOPMENT. During the three months ended September 30, 2002, NeoMedia charged to expense $150,000 of research and development costs, an increase of $13,000, or 9%, compared to $137,000 for the three months ended September 30, 2001. The company expects research and development costs to remain materially constant over the next 12 months.

      LOSS ON IMPAIRMENT OF ASSETS. During the three months ended September 30, 2002, the Company did not recognize a loss on impairment of assets. During the three months ended September 30, 2001, the Company recognized an impairment loss of $2.9 million relating to its MLM/Affinity product line. The Company does not expect any additional losses from asset impairment in the next 12 months.

      INTEREST EXPENSE/(INCOME), NET. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense decreased by $20,000 to $2,000 for the three months ended September 30, 2002 from $22,000 for the three months ended September 30, 2001. The Company expects net interest expense similar to 2002 levels over the next 12 months, due to capital constraints and borrowing costs.

      LOSS FROM CONTINUING OPERATIONS. The loss from continuing operations for the three months ended September 30, 2002 was $0.8 million, which represented a $4.3 million, or 84% decrease from a $5.1 million loss for the three months ended September 30, 2001. The decrease resulted primarily from an impairment loss of $2.9 million relating to the Company's MLM/Affinity product line during the second quarter of 2001, combined with continued company-wide cost reduction efforts during the last quarter of 2001 and the first three quarters of 2002.

      LOSS FROM OPERATIONS OF DISCONTINUED BUSINESS UNITS. The Company discontinued operations of its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $1.0 million for the three months ended September 30, 2001. The business unit's assets were purchased in March 2001 and the implementation was cancelled during the second quarter of 2001. The Company does not expect any charges relating to the Qode business unit in the next 12 months.

      NET LOSS. The net loss for the three months ended September 30, 2002 was $0.8 million, which represented an $8.5 million, or 91% decrease from a $9.3 million loss for the three months ended September 30, 2001. The decrease resulted from the $7.4 million write-off of the Digital Convergence license contract and an impairment loss of $2.9 million relating to the Company's MLM/Affinity product line during the second quarter of 2001.

FINANCIAL CONDITION

      As of September 30, 2002, the Company's cash balance was $9,000 compared to $10,000 at June 30, 2002 and $134,000 at December 31, 2001.

      Net cash used in operating activities for the nine months ended September 30, 2002 and 2001, was $0.7 million and $4.8 million, respectively. During the nine months ended September 30, 2002, trade accounts receivable increased $0.6 million, while accounts payable inclusive of amounts due under financing agreements, liabilities in excess of assets of discontinued business unit, accrued expenses and deferred revenue increased $2.0 million. During the nine months ended September 30, 2001, trade accounts receivable decreased $1.3 million, while accounts payable inclusive of amounts due under financing agreements, accrued expenses and deferred revenue decreased $0.1 million. NeoMedia's net cash flow from/(used in) investing activities for the nine months ended September 30, 2002 and 2001 was $0.1 and ($3.0) million, respectively.

      Net cash  provided  by  financing  activities  for the nine  months  ended
September 30, 2002 and 2001, was $0.5 million and $3.7 million, respectively. The decrease was due to $1.6 million proceeds for the sale of common stock and $1.2 million from the exercise of stock options and warrants in 2001. During the nine months ended September 30, 2002, the Company sold 19 million shares of its common stock at $0.17 per share in exchange for promissory notes maturing at the earlier of i), August 12, 2002, or ii) 30 days from registration of the shares. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19 million shares issued in connection with such notes. The Company has accrued a liability in the third quarter of $190,000 relating to the par value paid in connection with the issuance of the shares.

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

ITEM 4.  CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

      CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ materially from those expressed in or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses, the Company's ability to sell its products and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

      AirClic also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic sought a declaration that certain core intellectual property securing the note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending is invalid and unenforceable. On November 21,2001, the Company filed a motion to dismiss the complaint. On December 19, 2001, AirClic filed a response opposing that position. On September 18, 2002, the court ruled in favor of the Company and dismissed AirClic's complaint. The Company has not accrued any liability in connection with this matter.

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

      In April 2001, the former President and director of NeoMedia filed a lawsuit against the Company and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. During May 2002, the Company settled the suit. The Company is obligated to make cash payments of $90,000 directly to the plaintiff during the period May 2002 through December 2002, and cash payments to the plaintiff's attorney for legal fees in the amount of $45,000 due in July and August 2002. In addition, the plaintiff was granted 360,000 options to purchase shares of NeoMedia common stock at an exercise price of $0.08. As of March 31, 2002, the Company had accrued a $347,000 liability relating to the suit. As a result, the Company recognized an increase to net income of approximately $176,000 during the three-month period ended June 30, 2002 to adjust the liability to the settlement amount. As of September 30, the Company had an accrued liability of $72,000 relating to this matter.

      On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, the Company settled this suit for $133,000 of the Company's common stock, to be valued at the average closing price for the five days preceding the date that such shares are registered for resale with the United States Securities and Exchange Commission. The Company has accrued a $133,000 liability relating to this matter as of September 30, 2002.

      On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. The Company is currently attempting to negotiate settlement of this matter. The Company has accrued a liability of $525,000 in the accompanying financial statements.

      On July 22, 2002, 2150 Western Court, L.L.C., the property manager for the Company's Lisle, IL, office, filed a summons seeking payment of approximately $72,000 for all past due rents on the facility. The summons asked for a judgment for the above amount plus possession of the premises. On August 9, 2002, the Company settled this matter. The settlement calls for past due rents of approximately $72,000 to be paid over a 15-month period, as well as reduced rents for the period August 2002 through March 2003. As additional consideration in the settlement, the Company issued 900,000 shares of its common stock to 2150 Western Court L.L.C. The Company had a liability of approximately $61,000 relating to this matter as of September 30, 2002.

      On July 27, 2002, the Company's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, the Company's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, the Company reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff is seeking payment of the entire original incentive payout. On November 12, 2002, the Company settled the lawsuit. The settlement calls for cash payments totaling approximately $90,000 over a period of ten months, plus 250,000 vested options to purchase shares of the Company's common stock at an exercise price of $0.01 with a term of five years. The Company had a liability of approximately $100,000 relating to this matter as of September 30, 2002.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. The Company has accrued approximately $92,000 relating to this matter as of September 30, 2002.

      On September 13, 2002, Wachovia Bank, N.A., owner of the building in which the Company's Ft. Myers, Florida headquarters is located, filed a complaint in Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $225,000 in past due rents. The complaint also seeks payment of all future rent payments under the lease term, which expires in January 2004, as well as possession of the premises. On October 28, 2002, the Company and Wachovia reached a settlement on this matter. The settlement calls for cash payments of past due rents of approximately $250,000 over a period of 16 months. The Company will also vacate approximately 70% of the unused space in its headquarters, and the rent for the remainder of the lease, which expires in January 2004, will be reduced according to square footage used. The Company has accrued a liability of approximately $250,000 relating to this matter as of September 30, 2002.

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

      In June 2002, the Company issued 900,000 shares of common stock to two unrelated consultants as payment for consulting services to be performed from June 2002 through June 2003. There were no cash proceeds to NeoMedia in these transactions.

      In June 2002, the Company issued 10,000 shares of common stock to an unrelated vendor as an interest payment on past-due accounts payable. There were no cash proceeds to NeoMedia in these transactions.

      In July 2002, the Company issued 575,980 shares of common stock upon the exercise of outstanding options by an unrelated consultant at a price of $0.01 per share. The gross proceeds of such transaction were approximately $6,000.

      In August 2002, the Company issued 1,262,218 shares of common stock upon the exercise of outstanding options by an unrelated consultant at a price of $0.01 per share. The gross proceeds of such transaction were approximately $13,000.

      In August 2002, the Company cancelled 19,000,000 shares issued during February 2002 in exchange for promissory notes maturing at the earlier of i) August 12, 2002, or ii) 30 days from registration of the shares. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19,000,000 shares issued in connection with such notes.

      In August 2002, the Company issued 900,000 shares of common stock to 2150 Western Court L.L.C, the landlord of its Lisle, Illinois sales office, as settlement of a lawsuit relating to past-due and future building rents (see "Legal Proceedings"). The shares were valued at $0.03 per share, the market price at the date of issuance. There were no cash proceeds to NeoMedia in this transaction.

      In September 2002, the Company issued 1,161,402 shares of common stock upon the exercise of outstanding options by an unrelated consultant at a price of $0.01 per share. The gross proceeds of such transaction were approximately $12,000.

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

THE COMPANY HAS AN ACCUMULATED  DEFICIT; THE COMPANY ANTICIPATES FUTURE LOSSES.

      The Company has incurred substantial losses since its inception, and anticipates continuing to incur substantial losses for the foreseeable future. The Company incurred a loss of $6,502,000 in the nine months ended September 30, 2002, $25,469,000 in the year ended December 31, 2001. The Company's accumulated losses were approximately $69,845,000 as of September 30, 2002, and $63,344,000 as of December 31, 2001. As of September 30, 2002 and December 31, 2001 and 2000, the Company had a working capital (deficit) of approximately $(8,208,000), $(5,163,000) and $8,426,000, respectively. The Company had stockholders' equity of $(5,183,000),

      $(263,000) and  $19,110,000  at September 30, 2002,  December 31, 2001 and
2000, respectively. The Company generated revenues of $8,452,000 for the nine months ended September 30, 2002 and $8,142,000 and $27,565,000 for the years ended December 31, 2001 and 2000. In addition, during the nine months ended September 30, 2002, and years ended December 31, 2001 and 2000, the Company recorded negative cash flows from operations of $669,000, $5,202,000 and $6,775,000, respectively. To succeed, the Company must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. The Company has expended and intends to continue to expend substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, the Company may not be able to achieve or sustain profitability.

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

      The Company may not be successful in addressing these risks. If the Company is unable to do so, the Company's business, prospects, financial condition, and results of operations would be materially and adversely affected.

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

      THE COMPANY IS UNCERTAIN OF THE SUCCESS OF ITS INTERNET SWITCHING SERVICES BUSINESS UNIT AND THE FAILURE OF THIS UNIT WOULD NEGATIVELY AFFECT THE PRICE OF THE COMPANY'S STOCK.

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

      During the nine months ended September 30, 2002 and the years ended December 31, 2001, 2000, 1999, 1998, and 1997, the Company derived 96%, 73% and
66%, respectively, of its revenues from the resale of computer software and technology equipment. A loss or a reduction of this revenue would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations, as well as the Company's stock price. The Company can provide no assurance that:

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

      A LARGE PERCENTAGE OF THE COMPANY'S ASSETS ARE INTANGIBLE ASSETS, WHICH WILL HAVE LITTLE OR NO VALUE IF THE COMPANY'S OPERATIONS ARE UNSUCCESSFUL.

      At September 30, 2002, approximately 33% of the Company's total assets were intangible assets, consisting primarily of rights related to the Company's patents and other intellectual property. If the Company operations are unsuccessful, these assets will have little or no value, which will materially adversely affect the value of the Company's stock and the ability of the Company's stockholders to recoup their investments in the Company's capital stock.

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

      THE COMPANY RELIES ON INTERNALLY DEVELOPED SYSTEMS, WHICH MAY PUT THE COMPANY AT A COMPETITIVE DISADVANTAGE.

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

      THE COMPANY CANNOT PREDICT ITS FUTURE CAPITAL NEEDS AND THE COMPANY MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

      During May 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners LP ("Cornell"). The agreement was terminated and a new agreement was entered into in November 2002. Under the terms of the revised agreement, Cornell has agreed to purchase up to $10.0 million of NeoMedia common stock over the next two years at the Company's discretion. The maximum amount of each purchase is $150,000, with a minimum seven days between purchases. The shares will be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company will pay 5% of the gross proceeds of each purchase to Cornell as a commission. According to the terms of the agreement, the Company cannot draw on the line of credit until the shares underlying the agreement are registered for with Securities and Exchange Commission. The Company has not secured any other financing as of the date of this filing to fund operations until such shares are registered.

      The Company's cash balance as of September 30, 2002, was approximately $9,000. Based on current cash balances and operating budgets, the Company believes it will need to raise operating capital in the next 30 days. If the Company's financial resources are insufficient, the Company may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

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

      The Company's common stock has traded as low as $0.02 and as high as $6.75 between September 30, 2000 and October 29, 2002. From time to time after this filing, the market price of the common stock may experience significant volatility. The Company's quarterly results, failure to meet analysts expectations, announcements by the Company or the Company's competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, changes in general conditions in the economy, and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies.

      INVESTORS MAY SUFFER SIGNIFICANT ADDITIONAL DILUTION IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

      As of September 30, 2002, the Company had outstanding stock options to purchase approximately 8.8 million shares of common stock and warrants to purchase approximately 7.7 million shares of common stock, some of which may in the future, but do not currently, have exercise prices at or below the price of the Company's common shares on the public market. To the extent such options or warrants are exercised, there will be further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

      FUTURE SALES OF COMMON STOCK BY THE COMPANY'S EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT THE COMPANY'S STOCK PRICE.

      The market price of the Company's common stock could decline as a result of sales of a large number of shares of the Company's common stock in the market as a result of offerings of common stock or securities convertible, exercisable or exchangeable for common stock, or the perception that these sales could occur. These sales also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that the Company deems appropriate. The Company's officers and directors are currently subject to lock-up agreements preventing them from selling their shares. Additionally, shares issued upon the exercise of stock options granted under the Company's stock option plans will be eligible for resale in the public market from time to time subject to vesting. As of September 30, 2002, the Company had outstanding options to purchase up to 8.8 million shares of its common stock, with exercise prices ranging from $0.01 to $10.88. Of the 8.8 million options outstanding, 8.2 million were vested as of September 30, 2002. As of September 30, 2002 the Company also had outstanding 7.7 million warrants to purchase shares of common stock, with exercise prices ranging from $0.00 to $15.00.

      In addition, the Company may offer for sale additional shares of common stock, as necessary to raise capital to sustain Company operations. While applicable law provides that unregistered securities may not generally be resold within one year of their purchase, market conditions may require the Company to register such shares for public sale earlier than such shares would otherwise become freely tradable, thereby creating the possibility of further dilution to purchasers of the Company's shares.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.20  Mutual settlement agreement by and between     Provided herewith
                the Company and 2150 Western Court Company,
                LLC

         10.21  Mutual settlement agreement by and between     Provided herewith
                the Company and Ripfire, Inc.

         10.22  Mutual settlement agreement by and between     Provided herewith
                the Company and Wachovia Bank, N.A.

         10.23  Mutual settlement agreement by and between     Provided herewith
                the Company and Marianne LePera, the
                Company's former General Counsel

         10.24  Revised Equity Line of Credit Agreement        Provided herewith
                with Cornell Capital Partners LP


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NEOMEDIA TECHNOLOGIES, INC.
                                                   Registrant

Date November 13, 2002         By: /s/  Charles T. Jensen
                               -------------------------------------------------
                               Charles T. Jensen, President and Chief
                               Operating Officer


Date November 13, 2002         By: /s/ David A. Dodge
                               -------------------------------------------------
                               David A. Dodge, Vice President, Chief Financial
                               Officer, and Controller


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NeoMedia Technologies, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By: /s/ Charles T. Jensen                                              Date November 13, 2002
----------------------------------------------------------             ----------------------
Charles T. Jensen, President and Chief Operating Officer

By: /s/ David A. Dodge                                                 Date November 13, 2002
----------------------------------------------------------             ----------------------
David A. Dodge, Vice President, Chief Financial Officer,
and Controller

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

I, Charles T. Jensen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NeoMedia Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002               By: /s/ Charles T. Jensen
                                          ----------------------------------
                                          Charles T. Jensen
                                          President, Chief Operating Officer,
                                          and Acting Chief Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302


I, David A. Dodge, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NeoMedia Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002            By: /s/ David A. Dodge
                                       --------------------------
                                       David A. Dodge
                                       Vice President, Chief Financial Officer,
                                       Controller and Principle Accounting
                                       Officer