Form 10-K/A
period 2001-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2003-02-03
CIK 1022701

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K


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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

     Issuer's   consolidated  revenue  for  its  most  recent  fiscal  year  was
$8,142,000.

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

     As of March 13, 2002, there were outstanding 36,927,392_shares of the issuer's Common Stock.


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

PRODUCTS/SERVICES

     NEOMEDIA INTERNET SWITCHING SERVICES

            PAPERCLICKTM SWITCHING SERVICE. PaperClickTM is a state-of-the-art application-switching platform that links physical objects to digital media through the use of scanned UPC, EAN, or custom PaperClickTM codes. This dynamic open solution serves a wide variety of customers in industrial, commercial, and educational applications.

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

SALES AND MARKETING

     NEOMEDIA INTERNET SWITCHING SERVICES

     PAPERCLICKTM. While the Company eliminated the majority of its sales and marketing staff during the third quarter of 2001, the Company continues to promote its PaperClickTM line of products to potential customers in a wide array of industries. Upon receipt of sufficient financing, the Company plans to re-focus its efforts on the sale of PaperClickTM licenses through the hiring of additional sales and marketing staff. NeoMedia has refocused its sales efforts by focusing on signing up channel partners who have industry market presence. NeoMedia is currently negotiating with a number of industry-focused companies who will be our "go-to-market" partners.

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


                                                SELECTED FINANCIAL DATA

                                                      RESULTS FOR THE YEAR ENDED DECEMBER 31,
                                                1996         1997          1998         1999           2000             2001
                                              (ACTUAL)     (ACTUAL)      (ACTUAL)     (ACTUAL)       (ACTUAL)         (ACTUAL)
                                              --------     --------      --------     --------       --------         --------
                                                                      (in thousands, except share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                       $17,518       $24,434      $23,478       $25,256        $27,565           $8,142
Cost of sales                                   14,948        20,070       19,149        22,470         18,533            8,866
Gross margin                                     2,570         4,364        4,329         2,786          9,032            (724)
Operating expenses                               4,949        10,268       15,945        13,032         14,615            7,840
Digital Convergence write-off                       --            --           --            --             --            7,354
Loss on impairment of assets                        --            --           --            --             --            2,871
Loss from operations                           (2,379)       (5,904)     (11,616)      (10,246)        (5,583)         (18,789)
Interest expense/(income)                          540           147        (121)           226          (174)             (21)
Income tax provision/(benefit)                     156          (78)           --            --             --               --
Loss from continuing operations                (3,075)       (5,973)     (11,495)      (10,472)        (5,409)         (18,768)
Loss from operations and disposal of
     discontinued business unit                     --            --           --            --             --          (6,701)
Net loss                                      ($3,075)      ($5,973)     ($11,495(     $10,472)       ($5,409)        ($25,469)

LOSS PER SHARE DATA:
Loss per share from
  continuing operations                        ($0.72)       ($0.90)      ($1.34)       ($1.01)        ($0.39)          ($1.14)
Net loss per share                             ($0.72)       ($0.90)      ($1.34)       ($1.01)        ($0.39)          ($1.55)
Weighted average common
  shares outstanding (basic
  and diluted)                                4,266,753    6,615,107     8,560,841     0,377,4713     ,931,104        16,410,246


CONSOLIDATED BALANCE SHEET DATA:
Total assets                                   $11,266       $19,799      $12,630       $13,657        $40,594(a)        $9,039
Long-term debt                                   1,589           915          801           676         14,042(b)           390

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

        Total net sales during the fourth quarter of 2001 were $4.5 million, compared with $0.9 million in the third quarter of 2001, $1.2 million in the second quarter of 2001, and $1.5 million in the first quarter of 2001. The fourth-quarter increase is primarily due to a large Storage Area Network (SAN) sale of $1.1 million in that quarter. Additionally, sales from the Company's Consulting and Integration Services business unit have been historically higher in the fourth quarter of the calendar year.

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



CRITICAL ACCOUNTING POLICIES

        The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and write-offs of goodwill and other intangibles; the valuation of strategic equity investments, which affects our other income and expense; and valuation of deferred income taxes, which affects our income tax expense and benefit. The Company also has other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in our financial statements.

     INVENTORY VALUATION

        Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with revenue forecasts. If our demand forecast is greater than its actual demand the

Company may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.

     INTANGIBLE ASSET VALUATION

        The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily uses the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

     ALLOWANCE FOR BAD DEBT

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.


INTANGIBLE ASSETS

     At the end of each quarter the Company performs impairment tests on each of its intangible assets, which include capitalized patent costs, capitalized software development costs, and purchased software. In doing so, the Company evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected revenue to be derived from the asset. Revenue is projected using the expected present value of revenues over the lives of each intangible asset group. If the book value of any assets group exceeds the expected revenue, then an impairment charge is taken and the asset balance is adjusted to match the expected revenue. As of December 31, 2001, the expected present value of revenues over the lives of each intangible asset group exceeded their respective carrying values, and no impairment charge was taken in the fourth quarter of 2001.

FINANCING AGREEMENTS

        As of December 31, 2001, the Company was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows the Company to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. There are no debt covenants specified in the credit agreement. Termination of this agreement would materially adversely affect the Company's financial condition. Management expects the agreement to remain in place in the near future.



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


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                           -----------------------
                                                                                2001        2000
                                                                                ----        ----

ASSETS
Current assets:
     Cash and cash equivalents...............................               $    134      $4,453
   Restricted cash...........................................                     --         750
   Short-term investments....................................                     --          --
   Trade accounts receivable, net of allowance for doubtful
     accounts of $65 and $484 in 2001 and 2000...............                  2,583       4,370
   Digital Convergence receivable............................                              5,144
   Costs and estimated earnings in excess of billings on
     uncompleted contracts...................................                     43          89
   Inventories...............................................                    197         116
   Assets held for sale......................................                    210          --
   Prepaid expenses and other current assets.................                    582         946
                                                                           ---------  ----------
        Total current assets.................................                  3,749      15,868

Property and equipment, net..................................                    205         365
Digital Convergence receivable, net of current portion.......                     --      10,288
Prepaid - Digital Convergence................................                     --       4,116
Capitalized patents, net.....................................                  2,500       2,661
Capitalized and purchased software costs and other intangible assets, net      1,828       6,382
Other long-term assets.............................                              757         914
                                                                           ---------  ----------
        Total assets........................................                $  9,039    $ 40,594
                                                                           =========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................                 $2,886      $1,187
   Amounts due under financing agreements....................                  2,283       1,114
   Accrued expenses..........................................                  1,922       2,691
   Stock liability...........................................                     --          --
   Current portion of long-term debt.........................                    149         137
   Note Payable..............................................                    750          --
   Sales taxes payable.......................................                    135         261
   Billings in excess of costs and estimated earnings on
     uncompleted contracts...................................                     13          49
   Deferred revenues - Digital Convergence...................                     --       1,543
   Deferred revenues.........................................                    767         449
   Other.....................................................                      7          11
                                                                           ---------  ----------
        Total current liabilities............................                  8,912       7,442

Long-term debt, net of current portion.......................                    390         539
Long-term deferred revenue - Digital Convergence.............                     --      13,503
                                                                           ---------  ----------
        Total liabilities....................................                  9,302      21,484
                                                                           ---------  ----------
Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
   452,289 issued and outstanding in 2001, none issued and outstanding
   in 2000...................................................                      5          --
   Additional paid-in capital, preferred  stock..............                    878          --
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 20,446,343 shares issued and 18,804,917 outstanding
     in 2001, 14,460,384 shares issued and outstanding in 2000                   188         145
   Additional paid-in capital................................                 63,029      57,619
   Stock subscriptions receivable............................                  (240)          --
   Accumulated deficit.......................................               (63,344)    (37,875)
   Treasury stock, at cost, 201,230 shares of common stock...                  (779)       (779)
                                                                           ---------  ----------
        Total shareholders' equity...................... ....                  (263)      19,110
                                                                           ---------  ----------
          Total liabilities and shareholders' equity.........           $      9,039 $   40,594
                                                                        ============  ==========

               The accompanying notes are an integral part of these consolidated balance sheets.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                YEARS ENDED DECEMBER 31,

                                                                                  2001     2000     1999
                                                                                  ----     ----     ----

NET SALES:

   License fees..............................................                 $ 576        $8,417     $2,430
   Resales of software and technology equipment and service fees              7,566        19,148     22,826
                                                                        -----------    ----------  ----------

        Total net sales......................................                 8,142        27,565     25,256
                                                                         ------------  ----------  ----------

COST OF SALES:

   License fees...............................................                2,355        1,296       1,790
   Resales of software and technology equipment and service fees              6,511       17,237      20,680
                                                                         ------------  ----------  ----------

        Total cost of sales..................................                 8,866       18,533      22,470
                                                                         ------------  ----------  ----------

GROSS PROFIT.................................................                   (724)      9,032       2,786-


Sales and marketing expenses.................................                  2,519       6,504       6,765
General and administrative expenses..........................                  4,772       7,010       5,281
Research and development costs...............................                    549       1,101         986
Loss on impairment of assets.................................                  2,871          --          --
Loss on Digital:Convergence license contract.................                  7,354          --          --
                                                                         ------------  ----------  ----------
Loss from operations.........................................                (18,789)     (5,583)    (10,246)
Interest (income) expense, net..............................                     (21)       (174)        226
                                                                         ------------  ----------  ----------
Loss from continuing operations..............................                (18,768)     (5,409)    (10,472)
Discontinued operations (Note 1):

     Loss from operations of discontinued business unit......                 (3,613)        --          --
     Loss on disposal of discontinued business unit, including provision
         of $439 in 2001 for operating losses during phase-out period         (3,088)        --          --
                                                                         ------------  ----------  ----------

NET LOSS.....................................................               $(25,469)   $ (5,409)   (10,472)
                                                                         ------------  ----------  ----------

NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
     BASIC AND DILUTED.......................................                 $(1.14)   $  (0.39)    $(1.01)
                                                                         -----------   ----------  ----------

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS-
     BASIC AND DILUTED.......................................                 $(0.41)   $     --     $    --
                                                                         ------------  ----------  ----------

NET LOSS PER SHARE--BASIC AND DILUTED........................                 $(1.55)     $(0.39)    $(1.01)
                                                                         ------------  ----------  ----------

Weighted average number of common shares--basic and diluted               16,410,246  13,931,104   10,377,478
                                                                         ===========  ===========  ==========


            The  accompanying  notes are an integral part of these  consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  2001      2000           1999
                                                                                  ----      ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................                   $(25,469)   $(5,409)    $(10,472)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.............................                      3,369      2,336        2,029
   Loss on disposal of discontinued business units...........                      2,649         --           --
   Loss on disposal of and impairment of assets..............                      2,871         58           --
   Effect of loss on Digital:Convergence contract............                      7,354         --           --
   Preferred stock issued to pay advertising expense.........                        882         --           --
   Expense associated with warrant repricing.................                        947         --           --
   Fair value of stock based compensation granted for
     professional services...................................                         69        437           28
   Changes in operating assets and liabilities
     Trade accounts receivable, net..........................                       (709)     1,548        2,271
     Digital Convergence receivable..........................                                (2,767)          --
     Prepaid - Digital Convergence...........................                        118         --           --
     Costs and estimates earnings in excess of billings on
       uncompleted contracts.................................                         46        (89)         222
     Other current assets....................................                       (109)      (121)         382
      Other long-term assets.................................                         --       (194)          --
     Accounts payable, accrued expenses and stock liability..                      2,502     (2,676)      (1,286)
     Billings in excess of costs and estimates earnings on
       uncompleted contracts.................................                        (36)       (82)         131
     Deferred revenue........................................                        318        184         (391)
     Other current liabilities...............................                         (4)        --           76
                                                                                ---------    -------      -------
Net cash used in operating activities........................                     (5,202)    (6,775)      (7,010)
                                                                                ---------    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development and purchased intangible assets            (2,883)    (2,317)      (1,470)
(Increase)/decrease in value of life insurance policies......                        158       (199)        (522)
Acquisition of property and equipment........................                        (81)      (123)        (127)
                                                                                ---------    -------      -------
Net cash used in investing activities........................                     (2,806)    (2,639)      (2,119)
                                                                                ---------    -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, net of issuance
    costs of $149 in 2001, $74 in 2000, and $148 in 1999.....                      1,638      9,203        8,172
Net proceeds from exercise of stock warrants.................                      1,045      2,877           75
Net proceeds from exercise of stock options..................                        138        537        1,061
Common stock repurchased.....................................                         --       (779)          --
Borrowings under notes payable and long-term debt............                        504         --        2,000
Change in restricted cash....................................                        750        194         (194)
Repayments on notes payable and long-term debt...............                       (386)      (625)        (125)
                                                                                ---------    -------      -------
Net cash provided by financing activities....................                      3,689     11,407       10,989
                                                                                ---------    -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................                     (4,319)     1,993        1,860
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................                      4,453      2,460          600
                                                                                ---------    -------      -------
CASH AND CASH EQUIVALENTS, END OF YEAR.......................                      $ 134     $4,453       $2,460
                                                                                =========    =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid/(received) during the year ....................                      $ (61)      $170         $146
Non-cash investing and financing activities:
   Net assets acquired as part of Qode purchase agreement in exchange
       for common stock and forgiveness of note..............                      1,800         --           --
   Shares earned by Qode.com under purchase agreement........                        13



   Accounts payable converted to note payable................                       246          --           --
   Common stock issued in exchange for note receivable.......                       240          --           --
   Net assets classified as "Liabilities held for sale"......                       210          --           --
   Daystar assets purchased with shares of common stock......                        --       3,520           --
   Conversion of short-term debt to equity...................                        --          --        2,000
   Issuance costs for shares issued through private placement                       149          96          112
   Stock liability due upon issuance of patent...............                        --          --        1,863
   Warrants issued for license contract......................                        --       4,704           --
   Deferred revenue relating to license contract.............                        --      15,432           --

            The  accompanying  notes are an integral part of these  consolidated financial statements.


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                     Common Stock                                     Preferred Stock            Treasury Stock
                                                                                                                   Stock
                                  --------------------                               ----------------------      -----------
                                                   Additional    Stock                        Additional
                                                   Paid-in     Subscription                   Paid-in    Accumulated
                                  Shares   Amount  Capital     Receivable     Shares Amount   Capital    Deficit    Shares   Amount
                                  --------------------------------------------------------------------------------------------------


BALANCE, DECEMBER 31, 1998.....    8,699,08     $87   $25,168       -            -     -        -        ($21,994)     -       -

Exercise of employee options...     611,854       6     1,055       -            -     -        -           -          -       -
Issuance of common stock through
     Private placement, net of    1,978,794      20     8,039       -            -     -        -           -          -       -
placement,  net of $260 of
     Issuance costs............   1,978,794      20     8,039       -            -     -        -           -          -       -
Fair value of warrants issued
   for professional services              -       -        28       -            -     -        -           -          -       -
rendered.......................
Exercise of warrants...........     231,764       1        74       -            -     -        -           -          -       -
warrants......................
Fair value of stock granted in
     Conjunction with financing     501,897       5     2,003       -            -     -        -           -          -       -
Net Loss.......................      -            -     -           -            -     -        -         (10,472)     -       -
                                  --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999.....  12,023,389    $119   $36,367       -            -     -        -        ($32,466)     -       -

Exercise of employee options...     182,787       2       535       -            -     -        -           -          -       -
Issuance of common stock through
     Private placement, net of
     $170 of
     Issuance costs............   1,415,259      15     9,188       -            -     -        -           -          -       -
Fair value of warrants issued for
   Professional services rendered         -       -       253       -            -     -        -           -          -       -
Fair value of  stock issued for
professional Services rendered..     21,500       1       183       -            -     -        -           -          -       -
Fair value of warrants issued
     Related to license agreement
     With Digital Convergence...          -       -     4,704       -            -     -        -           -          -       -
Exercise of warrants...........     495,600       5     2,872       -            -     -        -           -          -       -
Stock issued to purchase assets     321,829       3     3,517       -            -     -        -           -          -       -
purchase assets.........
Treasury stock at cost.........           -       -     -           -            -     -        -           -       201,230    (779)
Net Loss........................          -       -     -           -            -     -        -           (5,409)    -       -
                                 ---------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,            14,460,384     $145   $57,619      -            -     -        -         ($37,875) 201,230   ($779)
2000.........
                                 ---------------------------------------------------------------------------------------------------
Exercise of employee options...      38,560        -       138      -            -     -        -           -          -       -
Issuance of Common Stock through
private Placement, Net
of $149 of issuance costs......   3,490,750       35     1,843      -            -     -        -           -          -       -
Expense associated with warrant      -             -       947      -            -     -        -           -          -       -
repricing..
Fair value of options issued for     -             -        69      -            -     -        -           -          -       -
     Professional services
     rendered
Exercise of Warrants...........     505,450        5     1,040      -            -     -        -           -          -       -
Stock issued to purchase assets     309,773        3     1,373      -            -     -        -           -          -       -
purchase assets..........
Issuance of Preferred Stock for      -             -         -      -         452,489   5      878          -          -       -
services.......................
Stock Subscription Receivable..                                    (240)
Net Loss........................     -             -         -      -            -     -         -         (25,469)    -       -
                                 ---------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001       18,804,917     $188   $63,029     (240)     452,489   $5     $878        ($63,344) 201,230   ($779)


                                       Total
                                    Stockholders'
                                       Equity
                                    ----------------



BALANCE, DECEMBER 31, 1998.....     $3,261

Exercise of employee options...      1,061
Issuance of common stock through
     Private placement, net of       8,059
placement,  net of $260 of
     Issuance costs............
Fair value of warrants issued
   for professional services            28
rendered.......................
Exercise of warrants...........         75
warrants......................
Fair value of stock granted in
     Conjunction with financing      2,008
Net Loss.......................    (10,472)
                                 ----------------
BALANCE, DECEMBER 31, 1999.....     $4,020

Exercise of employee options...        537
Issuance of common stock through
     Private placement, net of
     $170 of
     Issuance costs............      9,203
Fair value of warrants issued for
   Professional services rendered      253
Fair value of  stock issued for
professional Services rendered..       184
Fair value of warrants issued
     Related to license agreement
     With Digital Convergence...     4,704
Exercise of warrants...........      2,877
Stock issued to purchase assets      3,520
purchase assets.........
Treasury stock at cost.........       (779)
Net Loss........................    (5,409)
                                 ----------------

BALANCE, DECEMBER 31,              $19,110
2000.........
                                 ----------------
Exercise of employee options...        138
Issuance of Common Stock through
private Placement, Net
of $149 of issuance costs......      1,878
Expense associated with warrant        947
repricing..
Fair value of options issued for        69
     Professional services
     rendered
Exercise of Warrants...........      1,045
Stock issued to purchase assets      1,376
purchase assets..........
Issuance of Preferred Stock for        883
services.......................
Stock Subscription Receivable..       (240)
Net Loss........................   (25,469)
                                   --------

BALANCE, DECEMBER 31, 2001           ($263)


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

ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The purchase price at the original purchase date was calculated and allocated as follows:


Original Shares: 274,699 issued at $4.95                     1,360,000
Contingent shares: 35,074 issued at $0.39                  $    13,000
                                                       ----------------
  Total purchase price                                     $ 1,373,000
                                                       ----------------
PURCHASE PRICE ALLOCATED AS FOLLOWS:
ASSETS PURCHASED
  Trade receivables                                          $   5,000

  Inventory                                                    144,000

  Prepaid expenses                                              49,000

  Furniture & fixtures                                         913,000

  Capitalized development costs                              2,132,000

  Capitalized software                                          83,000

  Refundable deposits - non-current                             38,000

LIABILITIES ASSUMED

  Accounts payable                                           (981,000)

  Forgiveness of note receivable                             (440,000)

  Interest receivable                                         (10,000)

  Current portion of long-term debt                          (117,000)

  Note payable                                                (24,000)

  Capitalized lease obligation                               (419,000)
                                                       ----------------

    Total purchase price allocated                         $ 1,373,000
                                                       ================

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

PROFORMA INFORMATION

     Proforma results of operations as though the companies had combined at the beginning of the period is as follows:
                                                     YEAR ENDED
                                                     ----------
                                    December 31, 2001        December 31, 2000
                                    -----------------        -----------------
    Revenue                            $  8,228                  $   27,776

    Net Loss                          $ (20,959)                 $  (14,297)

    EPS - basic and diluted           $   (1.28)                 $    (1.01)


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

                                           December 31, 2001
                                     (Balances in Thousands)

               Inventory                         $  144
               Equipment                            265
               Intangible Assets                  1,027
                                                  -----
                   Assets                         1,436
                                                  -----

               Accounts Payable                  $1,108
               Note Payable                          15
               Capital Lease                        103
                                                  -----
               Liabilities                        1,226
                                                  -----
                   Net Realizable Value          $  210
                                                 ------

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


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               December 31,      March 31,       Write-off
                                               2000 Balances    2000 Balances   June 30, 2001
                                                                 (Unaudited)
                                               ----------------------------------------------
                                                          (Dollars in thousands)
                                               ----------------------------------------------

ASSETS
Available for sale securities - Digital Convergence   $     -     $ 1,000        $  1,000

Trade Accounts Receivable                               2,500       1,500           1,500
Digital Convergence receivable
                                                        5,144       5,144           5,144
Prepaid expenses (current portion)
                                                          470         470             470
Digital Convergence receivable, net of current portion 10,288       2,572           2,572
Prepaid DC (long-term portion)                          4,116       3,998           3,998
                                               --------------  --------------  --------------
  Total assets                                        $22,518     $14,684        $ 14,684
                                               ==============  ==============  ==============

LIABILITIES
Deferred revenues DC                                  $ 1,543         772             772

Long-term deferred revenues - DC                       13,503       6,558           6,558
                                               --------------  --------------  --------------
  Total liabilities                                   $15,046       7,330           7,330
                                               ==============  ==============  ==============

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 2001, the Company entered into a one-year license agreement with About.com, Inc. to provide the Qode Universal Commerce SolutionTM to About.com's users. In June 2001, About.com ran banner ads on its site promoting the Qode Universal Commerce SolutionTM. As part of this transaction, About.com received 452,489 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, of the 500,000 total Series B
Convertible Preferred shares the Company is authorized to issue, in consideration for these promotions. The Company recorded an advertising expense of $882,000 associated with this transaction in sales and marketing expense in the accompanying consolidated statements of operations. The agreement with About.com was terminated on August 31, 2001, in anticipation of the sale of the Qode assets to the Finx Group.

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

VALUATION AND RESERVES

     Allowance for doubtful accounts activity for the years ended December 31, 2001 and 2000 was as follows:

                                                 (dollars in thousands)
                                                 -----------------------
                                                    2001       2000
                                                    ----       ----
Beginning balance.................................     $484       $888

Bad debt expense..................................     (169)       303

Write-off of uncollectible accounts...............      (68)       (17)
Collection of accounts previously written off.....
                                                       (182)       (75)

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Adjustment to general allowance...................        -       (615)
                                                 -----------------------
  Ending balance..................................      $65       $484
                                                 =========== ===========


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

CAPITALIZED AND PURCHASED SOFTWARE COSTS AND OTHER INTANGIBLE ASSETS

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

     In accordance with SFAS No. 86, at the end of each quarterly reporting period, the Company evaluates each of its software products for impairment by adjusting the unamortized capitalized costs of each computer software product to its net realizable value. Net realizable value is equal to the estimated future gross revenues from each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. It is reasonably possible that the estimates underlying the impairment analysis could change in the near term, and the effect of the change could be material to the financial statements.

     Patents (including patents pending and intellectual property) and acquired customer lists are stated at cost, less accumulated amortization. Patents are generally amortized over periods ranging from five to seventeen years.

     Intangible assets activity for the years ended December 31, 2001 and 2000 was as follows:

                                                  DECEMBER 31,
                                                  ------------
                                                  2001            2000
                                                  ----            ----
         Beginning Balance                      $9,043         $ 5,296

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Additions                               2,493           5,837
         Intangible Assets Moved
             To "Assets Held for Sale"         (1,027)             ---
         Amortization/Write-offs               (6,181)          (2,090)
                                               -------         --------
         Ending Balance                        $4,328          $ 9,043
                                               =======         ========

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

                                           DECEMBER 31, 2001    DECEMBER 31, 2000     DECEMBER 31, 2000
                                           -----------------    -----------------     -----------------

     Outstanding Stock Options..............       4,214,000            4,294,000             3,418,000
     Outstanding Warrants...................       3,240,000            3,968,000             2,676,000

     ..............................................
FINANCIAL INSTRUMENTS

     The Company believes that the fair value of its financial instruments approximate carrying value.

CONCENTRATIONS OF CREDIT RISK

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. Credit risk is generally minimized as a result of the large number and diverse nature of NeoMedia's customers, which are located throughout the United States. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $65,000, $484,000 and $888,000 in its December 31, 2001, 2000 and 1999 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the telecommunications industry (Ameritech) of $2,983,000, $5,824,000 and $5,843,000 during the years ended December 31, 2001, 2000 and 1999, respectively, resulting in trade accounts receivable of $1,499,000, $229,000 and $225,000 as of December 31, 2001, 2000 and 1999, respectively. In addition, a single company supplies the equipment and software, which is re-marketed to this customer. Accordingly, the loss of this supplier or customer would materially adversely affect NeoMedia SI. Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 73%, 66% and 78% of NeoMedia's revenue for the years ended December 31, 2001, 2000 and 1999, respectively. NeoMedia had license fees to one major customer (DC) of $7,768,000 during the year ended December 31, 2000, resulting in an accounts receivable of $2,500,000 as of December 31, 2000. Revenue generated from this licensing agreement accounted for approximately 28% of NeoMedia revenue for the year ended December 31, 2000. No revenue was recognized under this agreement during the year ended December 31, 2001.

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. Management's plan is to secure adequate funding to bridge to revenue generation from the Company's valuable intellectual property portfolio and PaperClickTM internet "switching" software. To this end, the Company has retained the law firm of Baniak Pine & Gannon to pursue potential license agreements, and plans to implement a sales strategy for PaperClickTM upon receipt of adequate funding.

4.   CONTRACT ACCOUNTING

     NeoMedia periodically enters into long-term software development and consultation agreements with certain customers. As of December 31, 2001, 2000 and 1999, certain contracts were not completed and information regarding these uncompleted contracts was as follows:


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        2001            2000
                                                                        ----            ----

Costs Incurred on Contracts........................                  $    50        $    321

Profit to Date.....................................                       15           1,087
                                                                     --------       ---------

    Total Costs and Estimated Earnings.............                       65           1,408

Less - Billings to Date............................                      (35)         (1,368)
                                                                     --------       ---------

    Costs and Estimated Earnings in Excess of                        $    30        $     40

Billings...........................................                       30              40
                                                                     ========       =========

The above are included in the accompanying consolidated balance sheets under the following captions:

                                                                        2001            2000
                                                                        ----            -----
Costs and Estimated Earnings in Excess of                            $    43         $    89
Billings.......

Billing in Excess of Costs and Estimated
Earnings.........                                                        (13)            (49)
                                                                     --------       ---------

Costs and Estimated Earnings in Excess of                            $    30          $   40
Billings, Net                                                        ========         =======


5.   PROPERTY AND EQUIPMENT

     As of December 31, 2001, 2000 and 1999, property and equipment consisted of the following:

                                                                            2001          2000
                                                                      ------------    --------
                                                                         (IN THOUSANDS)
     Furniture and fixtures......................................     $     643       $    314
     Leasehold improvements......................................           109            124
     Equipment...................................................           326            504
                                                                      ---------       --------
          Total..................................................         1,078            942
     Less accumulated depreciation...............................          (608)          (577)
     Less property and equipment held for sale...................          (265)           ---
                                                                      ---------       --------
          Total property and equipment, net......................      $    205       $    365
                                                                      =========       ========

6.   CAPITALIZED  PATENTS,  CAPITALIZED AND PURCHASED  SOFTWARE COSTS, AND OTHER
     INTANGIBLE ASSETS

     As of December 31, 2001 and 2000 , intangible assets consisted of the following:

                                                                       2001        2000
                                                                       ----        ----
                                                                         (IN THOUSANDS)
      Capitalized and purchased software costs...............       $ 8,520         $ 6,418
      Customer list..........................................           ---           1,143
      Repurchased license rights and other...................           ---           3,520
      Patents and related costs..............................         3,125           3,026
                                                                    -------         --------
      Total..................................................        11,645          14,107
      Less accumulated amortization:
      Capitalized and purchased software costs                       (5,665)         (3,590)
      Customer list                                                       -            (609)
      Repurchased license rights and other                                -            (500)
      Patents and related costs                                        (625)           (365)
      Less capitalized software held for                             (1,027)             --
      sale...................................................        -------        --------


                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Total intangible assets, net...........................       $ 4,328         $ 9,043
                                                                    ========        ========

     At December 31, 1999, the Company had a liability of $1,862,500 to the seller of a patent purchased by the Company in 1998. The liability was settled by the Company in cash during 2000. The patent is being amortized over seventeen years.

7.   FINANCING AGREEMENTS

     The Company has entered into two separate financing agreements during the years ended December 31, 2001 and 2000.

     IBM COMMERCIAL CREDIT. During the years ended December 31, 2001 and 2000, the Company had an agreement with IBM Commercial Credit that provided short-term financing for certain computer hardware and software purchases. Under the agreement, there were generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Under this agreement there were two separate lines of credit. The first line had credit availability of $750,000. The second line had credit availability of up to $2,000,000, based upon the Company's customer credit rating. Borrowings were collateralized by all inventory, property and equipment, and accounts receivable. In addition, as of December 31, 2000, a $750,000 letter of credit was issued to the benefit of the commercial finance company. At December 31, 2000, NeoMedia collateralized this letter with a restricted cash balance of $750,000. This line of credit during 2001. As of December 31, 2001 and 2000, amounts due under this financing agreement included in "Amounts due under financing agreements" were $0 and $1,101,000, respectively.

     GE ACCESS. The Company has an agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 days. Under this agreement there are two separate lines of credit. The first line has credit availability of up to $1,500,000 as of December 31, 2001. The second line has unlimited credit availability, based upon the Company's customer credit rating. Under this second agreement, the financing company finances the purchase pending credit approval of NeoMedia's customer. Payments are then remitted directly to the finance company, at which time the finance company forwards to NeoMedia the Company's margin on the sale. Borrowings are collateralized by all inventory, property and equipment, and accounts receivable. As of December 31, 2001 and 2000, amounts due under this financing agreement included in "Amounts due under financing agreements" were $2,283,000 and $13,000, respectively.


8.   LONG-TERM DEBT

     As of December 31, 2001 and 2000, long-term debt consisted of the following:


                                                                   2001    2000
                                                                   ----    ----
                                                                  (IN THOUSANDS)
Note payable to International Digital Scientific, Inc. (IDSI), non-interest bearing with interest imputed at 9%,
     due with minimum monthly installments of $16,000 through
     March 2005...................................................  $624  $ 816
Less:  unamortized discount.......................................   (84)  (140)
                                                                     ---   ----

     Total long-term debt.........................................   540    676
Less:  current portion............................................  (150)  (137)
                                                                    ----   ----

Long-term debt, net of current portion............................  $390  $ 539
                                                                     ----  =====

The long-term debt repayments for each of the next five fiscal years ending December 31 are as follows:

                                                                  (IN THOUSANDS)

     2002...........................................................   $   192

     2003...........................................................       192

     2004...........................................................       192

     2005...........................................................        48

     2006...........................................................      ----


     Total..........................................................   $   624


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


9.   INCOME TAXES

     For the years ended December 31, 2001, 2000 and 1999, the components of income tax expense were as follows:

                                  2001       2000       1999
                                  ----       ----       ----
                                        (IN THOUSANDS)
Current                          $   -      $   -      $   -

Deferred                         $   -      $   -      $   -
                                  ----       ----       ----
Income tax expense/(benefit)     $   -      $   -      $   -
                                  ====       ====       ====

     As of December 31, 2001, 2000 and 1999, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:


                                                                2001      2000       1999
                                                                ----      ----       ----
                                                                     (IN THOUSANDS)

Accrued employee benefits ................................   $    62     $   30      $   31
Provisions for doubtful accounts .........................        26         182         337
Deferred revenue .........................................        --          13          -
Capitalized software development costs and fixed assets...       676         284          98
Net operating loss carryforwards (NOL) ...................    22,916      15,021      12,724
Research and Development Credit                                   --          --          91
Accruals .................................................       470         864          51
Loss on disposal of Qode business unit ...................     1,060          --          --
Other ....................................................         8          --          17
Alternative minimum tax credit carryforward ..............        45          45          45
                                                             -------     -------     --------
Total deferred tax assets ................................    25,255      16,456      13,385
Valuation Allowance                                          $25,255)    (16,456)    (13,385)
                                                             -------     -------     --------
Net deferred income tax asset ............................       $--     $    --     $    --
                                                             =======     =======     ========

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation reserve has been established against them.

     For the years ended December 31, 2001, 2000 and 1999, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                                               2001       2000       1999
                                                               ----       ----       ----
                                                                     (IN THOUSANDS)

Benefit at federal statutory rate ........................... $8,659)  $(1,839)  $(3,561)
State income taxes, net of federal .......................... (1,009)     (196)     (380)
Foreign income taxes, net of federal ........................     --        --        61
Exercise of non-qualified stock options .....................    (17)     (176)   (1,874)
Permanent difference - write-off of Digtal Convergence stock.  1,190        --        --
Permanent and other, net ....................................   (304)     (860)      (12)
Change in valuation allowance ...............................  8,799     3,071     5,766
                                                              -------  --------  --------
Income tax expense/(benefit) ................................ $   --   $    --   $    --
                                                              =======  ========  ========

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following is a schedule of the future minimum lease payments under non-cancelable operating leases as of December 31, 2001:



                                                             PAYMENTS
                                                             --------
                                                          (IN THOUSANDS)
     2002............................................      $     844
     2003............................................            473
     2004............................................             56
     2005............................................              2
     2006............................................             --
                                                               -----
     Total...........................................       $  1,375
                                                             =======
     Of the $844,000 minimum lease payment due in 2002, approximately $205,000 relates to leases for Qode Universal Commerce Solution equipment that will be assumed by the Finx Group, Inc. upon consummation of The Finx Group's letter of intent with the Company.

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                     2001        2000       1999
                                                     ----        ----       ----
NET LOSS
     As reported..............................    $25,469      $5,409    $10,472
     Pro forma................................    $27,888      $7,498    $11,731
NET LOSS PER SHARE
     As reported..............................      $1.55       $0.39     $ 1.01
     Pro forma................................      $1.70       $0.54     $ 1.13

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     A summary of the status of NeoMedia's 1996 and 1998 stock option plans as of and for the years ended December 31, 2001, 2000 and 1999 is as follows:



                                                2001                     2000                    1999
                                         -----------             ------------            ------------
                                                   WEIGHTED                 WEIGHTED                WEIGHTED
                                                   AVERAGE                  AVERAGE                 AVERAGE
                                                   EXERCISE                 EXERCISE                EXERCISE
                                       SHARES        PRICE       SHARES      PRICE       SHARES       PRICE
                                        (IN                       (IN                     (IN
                                      THOUSANDS)               THOUSANDS)               THOUSANDS)


Outstanding at beginning of year           4,294    $ 4.71       3,418       $ 4.43      3,164       $ 4.40
Granted .........................          3,499      2.00       1,192         4.87      1,721         4.71
Exercised .......................            (38)     3.60        (170)        2.83       (599)        1.77
Forfeited .......................         (3,541)     4.13        (146)        5.78       (868)        5.79
                                          ------    ------       -----       ------      -----       ------
Outstanding at end of year ......          4,214    $ 2.96       4,294       $ 4.71      3,418       $ 4.43
                                          ======    ======       =====       ======      =====       ======



 Options exercisable at                    2,452                 2,140                   1,398
 year-end.......................
 Weighted-average fair value of
 options granted
 during the year................          $ 1.81                $ 3.05                  $ 2.68
 granted during the year
 Available for grant at the end
 of the year....................           4,158                 4,116                   5,162

     The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2001:


                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
----------------------------------------------                    -------------------------
                                       WEIGHTED-        WEIGHTED-                   WEIGHTED-
                                        AVERAGE          AVERAGE                     AVERAGE
      RANGE OF            NUMBER       REMAINING        EXERCISE        NUMBER      EXERCISE
   EXERCISE PRICES      OUTSTANDING  CONTRACTUAL LIFE    PRICE      EXERCISABLE       PRICE
 -------------------  -------------- ----------------  ---------- ---------------   --------
                       (IN THOUSANDS)                             (IN THOUSANDS)

$    -- to $  0.84         1,441       9.4 years     $  0.24            667       $  0.28
   1.88 to    2.91           767       8.0 years        2.52            429          2.52
   3.25 to    4.98         1,055       7.9 years        3.81            619          3.76
   5.06 to    7.88           836       7.2 years        6.15            632          6.25
   8.44 to   10.88           115       7.7 years        8.89            105          8.92
  ----------------         -----       ---------     -------          -----       -------
   $0.84 to $10.88         4,214       8.3 years     $  2.96          2,452       $  3.46
  ================         =====       =========     =======          =====       =======

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

WARRANTS

Warrant activity as of December 31, 2001, 2000 and 1999, is as follows:



Balance December 31, 1998         1,639,832

    Warrants issued               1,118,630

    Warrants exercised               82,100
                                  ---------

Balance December 31, 1999         2,676,362

    Warrants issued               1,787,073

    Warrants exercised              495,600
                                  ---------

Balance December 31, 2000         3,967,835

    Warrants issued                 887,512

    Warrants exercised              505,450

    Warrants expired              1,110,000
                                  ---------

Balance December 31, 2001         3,239,897
                                  ---------


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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The following table summarizes information about warrants outstanding at December 31, 2001, all of which are exercisable:

                                                     Weighted
                                                      Average
                                                     Remaining       Average
                 Range of            Warrants        Contractual    Exercise
              Exercise Prices       Outstanding      Life (Years)     Price
              ---------------       -----------      ------------   --------
              $0.10 to $5.50            927              2.6        $2.51
              $5.51 to $6.99          1,558              3.5        $6.02
              $7.00 to $9.99            524              1.0        $8.04
            $10.00 to $15.00            231              1.1       $12.74
                                        ---              ---       ------
             $0.10 to $15.00          3,240              2.7        $5.82
                                      -----              ---        -----

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

     Operational results for the two segments for the years ended December 31, 2001, 2000 and 1999 are presented below (in thousands):


                                               NEOMEDIA ISS      NEOMEDIA CIS
                                                (FORMERLY         (FORMERLY
                                               NEOMEDIA ASP)     NEOMEDIA SI)    CONSOLIDATED
                                               -------------     ------------    ------------

YEAR ENDED DECEMBER 31, 2001
    Net Sales
        Qode Business Unit...................            $13             $-               $13
        Paperclick/Amway/MLM.................            140                              140
        Software and equipment resales
          and related services...............              -          8,002             8,002
                                                       -----       --------           -------
        Total gross sales....................            153          8,002             8,155
        Less: Qode Business Unit.............           (13)              -              (13)
                                                       -----       --------           -------
         Total net sales.....................            140          8,002             8,142
                                                       -----       --------           -------

    Loss from Continuing Operations..........       (17,639)        (1,129)          (18,768)
    Loss from operations of and disposal of
        discontinued business unit...........        (6,701)              -           (6,701)
    Net Loss.................................       (24,340)        (1,129)          (25,469)

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEAR ENDED DECEMBER 31, 2000
    Net Sales................................        $8,083         $19,482           $27,565
    Net Loss.................................       (4,225)         (1,184)           (5,409)

YEAR ENDED DECEMBER 31, 1999
    Net Sales................................          $795         $24,461           $25,256
    Net Loss.................................       (5,916)         (4,556)          (10,472)


15.  QUARTERLY INFORMATION (UNAUDITED)

     The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.


                                                           (dollars in thousands except per share data)
                                                ---------------------------------------------------------------
                                                    TOTAL       FOURTH     THIRD      SECOND      FIRST
                                                    -----       ------     -----      ------      -----

2001
----
Total net sales..............................       $8,142      $4,459      $908      $1,237     $1,538
Gross profit.................................       ($724)        $597    ($503)      ($404)     ($414)
(Loss) before income taxes
     and discontinued
operations.........                              ($18,768)        $771  ($5,072)   ($11,042)   ($3,425)
Net (loss)...................................    ($25,469)    ($1,692)  ($9,310)   ($11,042)   ($3,425)
Net (loss) per share:
     basic and diluted.......................      ($1.55)     ($0.11)   ($0.60)     ($0.72)    ($0.24)

2000
----
Total net sales..............................      $27,565      $9,875    $4,049      $9,547     $4,094
Gross profit.................................       $9,032      $7,571       $42        $879       $540
(Loss) before income taxes
     and discontinued operations.............     ($5,409)      $2,667  ($3,555)    ($2,085)   ($2,436)
Net (loss)...................................     ($5,409)      $2,667  ($3,555)    ($2,085)   ($2,436)
Net (loss) per share:
     basic and diluted.......................      ($0.39)       $0.21   ($0.25)     ($0.15)    ($0.19)

1999
----
Total net sales..............................      $25,256      $5,091    $5,019      $7,342     $7,804
Gross profit.................................       $2,786      ($156)     ($11)      $1,269     $1,684
(Loss) before income taxes
     and discontinued operations.............    ($10,472)    ($3,881)  ($2,937)    ($1,888)   ($1,766)
Net (loss)...................................    ($10,472)    ($3,881)  ($2,937)    ($1,888)   ($1,766)
Net (loss) per share:
     basic and diluted.......................      ($1.01)     ($0.34)   ($0.27)     ($0.19)    ($0.20)



16.  COMMON STOCK

     On October 24, 2001, the Company filed a proxy statement with the SEC to request a shareholder vote to increase the number of the Company's authorized

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


17.   PREFERRED STOCK

     In June 2001, the Company entered into a one-year license agreement with About.com, Inc. to provide the Qode Universal Commerce SolutionTM to About.com's estimated 36 million worldwide users. The Company and About.com intended to promote the co-branded shopping service throughout the About.com network. In June 2001, About.com ran banner ads on its site promoting the Qode Universal Commerce SolutionTM. As part of the emerging About.com and NeoMedia relationship, About.com received 452,489 shares of our Series B Convertible Preferred Stock, par value $0.01 per share, of the 500,000 total Series B Convertible Preferred shares which we are authorized to issue, in consideration for these promotions. Each share was convertible into one share of NeoMedia common stock. We recorded an expense of $882,000 associated with this transaction in the second quarter in sales and marketing expense in the accompanying consolidated statements of operations. The agreement with About.com was terminated on August 31, 2001, in anticipation of the sale of the Qode assets to the Finx Group, Inc. Subsequent to December 31, 2001, the Series B Convertible Preferred Stock issued to About.com automatically converted to 452,289 shares of NeoMedia common stock on January 2, 2002.


18.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2001, the following events have occurred:

       o During January 2002, certain of the Company's shareholders filed a complaint with the Securities and Exchange Commission, alleging that the shareholders were not included in the special shareholders meeting of November 25, 2001, to vote on the issuance of 19 million

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       o During March 2002, the Company repriced 1.2 million of its common stock warrants for a period of six months. During the term of the warrant repricing program, participating holders are entitled to exercise qualified warrants at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the NASDAQ Small Cap Market on the trading date immediately preceding the date of exercise. The Company is accounting for the repricing using variable accounting at each reporting date, in accordance with FIN 44. Under this treatment, expense is recognized for unexercised stock warrants repriced below market based on the closing price of NeoMedia stock on the last day of each reporting period. Additionally, if any warrants are exercised pursuant to the repricing program, expense is recognized for the difference between the market price of NeoMedia stock at the time of exercise and the restated exercise price.

                                    PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

     As of March 14, 2002, NeoMedia's directors and executive officers were:

NAME                            AGE           POSITION HELD
Charles W. Fritz..............   45   President, Chief Executive Officer,
                                      Director and Chairman of the Board

William E. Fritz..............   71   Secretary and Director

Charles T. Jensen.............   58   Chief Financial Officer, Vice-President,
                                      Treasurer, and Director

A. Hayes Barclay............     71   Director

James J. Keil..................  72   Director


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

     DIRECTOR COMPENSATION

                                     III-2

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

                                     III-3

     ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 2001, 2000 and 1999:


                                   SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION (1)                LONG-TERM COMPENSATION
                           -------------------------------------     ---------------------------
                                                                       SECURITIES
                                                                       UNDERLYING
    NAME AND PRINCIPAL                       OTHER ANNUAL               WARRANTS      ALL OTHER
         POSITION            YEAR    SALARY  COMPENSATION    BONUS    AND OPTIONS   COMPENSATION
-------------------------------------------- ------------ ---------- -------------- ------------

Charles W. Fritz............ 2001   $221,758    $   -     $      -     400,000 (2)  $21,532 (5),(6)
Chief Executive Officer      2000    250,000        -      148,800(8)   49,000 (2)   22,502 (5),(6)
                             1999    250,000        -            -     400,000 (2)   84,914 (5),(6)

Charles T. Jensen........... 2001    144,239        -            -     240,000 (2)   17,794 (5),(6)
  Chief Financial Officer,   2000    150,000        -       87,860(8)   37,000 (2)   29,767 (5),(6)
  Vice President & Treasurer 1999    150,000        -            -     180,000 (2)   42,712 (5),(6)

Robert T. Durst, Jr......... 2001     95,755        -            -     120,000 (2)    9,455 (5),(6)
  Executive Vice President,  2000    170,000        -       99,708(8)   37,000 (2)   13,127 (5),(6)
  Chief Technical Officer    1999    170,000        -            -     210,000 (2)   13,876 (5),(6)

William F. Goins (3)........ 2001     13,963        -            -     120,000 (2)        -
  President & Chief          2000    180,000        -      131,790(8)   40,000 (2)   11,699 (6)
  Operating Officer          1999     75,000    25,000(7)        -     200,000 (2)      625 (6)

Rudolf Y. Mosny (4)......... 2001     91,383        -            -     500,000 (2)        -
  President & Chief          2000          -        -            -     100,000 (2)        -
  Operating Officer          1999          -        -            -           -            -


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

INCENTIVE PLAN FOR MANAGEMENT

                                     III-5

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


OPTIONS GRANTED IN THE LAST FISCAL YEAR

     The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 2001:



                                     III-6



                                    NUMBER OF
                                   SECURITIES     % OF TOTAL
                                   UNDERLYING       OPTIONS
                                     OPTIONS      GRANTED TO     EXERCISE     EXPIRATION
NAME                               GRANTED (1)     EMPLOYEES       PRICE         DATE
--------------------------------  --------------  ------------   ----------   -----------

Charles W. Fritz................      200,000        5.7%          $2.50        1/2/11
                                      200,000        5.7%          $0.20       9/13/11

Robert T. Durst.................      120,000        3.4%          $2.50        1/2/11

Charles T. Jensen...............       90,000        2.6%          $2.50        1/2/11
                                      150,000        4.3%          $0.20       9/13/11

William F. Goins(2).............      120,000        3.4%          $2.50        1/2/11

Rudolf Y. Mosny (3).............      500,000        14.3%         $3.25        4/5/11


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


                                                  NUMBER OF UNEXERCISED
                                                  SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN-
                                                      OPTIONS/SARS AT      THE-MONEY OPTIONS/SARS AT
                         SHARES                       DECEMBER 31, 2001       DECEMBER 31, 2001 (1)
                        ACQUIRED       VALUE    --------------------------  --------------------------
NAME                   ON EXERCISE   REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
---------------------  -----------  ----------  --------------------------  --------------------------

Charles W. Fritz (2)        -           -           699,600     549,400          -            -

Robert T. Durst             -           -              -           -             -            -

Charles T. Jensen           -           -           413,186     292,200          -            -

William F. Goins(3)         -           -              -           -             -            -

Rudolf Y. Mosny(4)          -           -              -           -             -            -

   (1) The value of the in the money options is calculated by the difference between the market price of the stock at December 31, 2001 ($0.14) and the exercise price of the options.

   (2) Includes  stock  options  and  warrants.


                                     III-7

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

                                             AMOUNT AND NATURE OF    PERCENT OF
                                          BENEFICIAL OWNERSHIP (1)    CLASS (1)
                                          ------------------------   ----------

Charles W. Fritz (2)(3)....................      2,555,930               7.0%
Fritz Family Limited Partnership (2)(4)....      1,511,742               4.1%
Chandler T. Fritz 1994 Trust (2)(5)(6).....         58,489                *
Charles W. Fritz 1994 Trust (2)(5)(7)......         58,489                *
Debra F. Schiafone 1994 Trust (2)(5)(8)....         48,489                *
William & Edna Fritz (2)(4)(5).............        430,310               1.2%
Charles Jensen (2)(9)......................        500,686               1.4%
A. Hayes Barclay (10)(11)..................        169,000                 *
James J. Keil  (12)(13)....................        123,000                 *
                                                   -------
ALL EXECUTIVE OFFICERS AND DIRECTORS
  AS A GROUP (6 PERSONS) (14)..............      5,456,135              15.0%

____________________________________________________

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


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April, 2000, the Company purchased substantially all of the assets of DayStar Services, L.L.C., a Tennessee limited liability company ("DayStar"). The assets consisted of DayStar's rights under a license agreement between DayStar and the Company dated June 30, 1999, for the Company's NeoLink Information Server ("NeoLink") and DayStar's rights under an Agent Agreement between DayStar and the Company dated June 30, 1999, for NeoLink. The assets purchased also included all of DayStar's software and hardware and source codes used in the operation of the DayStar website and existing customer/vendor relationships. The purchase price for the assets was $4,000,000; $3,520,000 paid through the transfer of shares of NeoMedia's Common Stock and $480,000 paid through the forgiveness of a receivable due from DayStar. William Fritz and Charles Fritz,


                                     III-9
officers, directors and principal shareholders of the Company are also principal equity holders of DayStar.

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


ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (1) The following exhibits required by Item 601 of Regulation S-K to be filed herewith are hereby incorporated by reference:

  EXHIBIT
    NO.     DESCRIPTION
    ---     -----------

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

                                     III-12

                                  EXHIBIT 23.1




CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

As independent certified public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into the Company's previously filed Registration Statements File nos. 333-80591, 333-42477, 333-36098, 333-51811, 333-77659, and 333-33738.



                                                         /S/ ARTHUR ANDERSEN LLP

Tampa, Florida,
    March 26, 2002


                                     III-13

                                  EXHIBIT 23.2




               Consent of Independent Certified Public Accountants
               ---------------------------------------------------



Board of Directors
Neomedia Technologies, Inc.



We consent to the incorporation by reference of our independent auditors' report dated March 28, 2002 on the consolidated statement of balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, included in this Form 10-K/Amendment No. 1, into the Company's previously filed Registration Statements (File Nos. 333-80591, 333-42477, 333-36098, 333-51811, 333-77659, and
333-33738, 333-101588, 333-99183, 333-91284, and 333-85422).


/s/ Stonefield Josephson, Inc.
Irvine, California
February 3, 2003


                                     III-14

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 3rd day of February, 2003.

                                     NEOMEDIA TECHNOLOGIES, INC.
                                     REGISTRANT


                                     By:  /s/ CHARLES T. JENSEN
                                        --------------------------------------
                                         Charles T. Jensen
                                           President, Acting Chief Executive
                                           Officer, Chief Operating Officer and
                                           Director

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 3, 2003.

      SIGNATURES                                   TITLE


 /s/ CHARLES T. JENSEN          President, Acting Chief Executive Officer,
-----------------------------   Chief Operating Officer and Director
   Charles T. Jensen


 /s/ CHARLES W. FRITZ           Chairman of the Board
-----------------------------
    Charles W. Fritz


 /s/ WILLIAM E. FRITZ           Secretary and Director
-----------------------------
   William E. Fritz


/s/ DAVID A. DODGE              Vice President, Chief Financial Officer
-----------------------------   and Controller
   David A. Dodge


 /s/ A. HAYES BARCLAY           Director
-----------------------------
   A. Hayes Barclay


   /s/ JAMES J. KEIL            Director
-----------------------------
     James J. Keil


                                     III-15