Form 10-K/A
period 2001-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2003-02-06
CIK 1022701

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K


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


                                     III-13

                                  EXHIBIT 23.2




               Consent of Independent Certified Public Accountants
               ---------------------------------------------------



Board of Directors
Neomedia Technologies, Inc.



We consent to the incorporation by reference of our independent auditors' report dated March 28, 2002 on the consolidated statement of balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, included in this Form 10-K/Amendment No. 2, into the Company's previously filed Registration Statements (File Nos. 333-80591, 333-42477, 333-36098, 333-51811, 333-77659, and
333-33738, 333-101588, 333-99183, 333-91284, and 333-85422).


/s/ Stonefield Josephson, Inc.
Irvine, California
February 6, 2003


                                     III-14

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 6th day of February, 2003.

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

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2003.

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


 /s/ WILLIAM E. FRITZ           Secretary and Director
-----------------------------
   William E. Fritz


/s/ DAVID A. DODGE              Vice President, Chief Financial Officer
-----------------------------   and Controller
   David A. Dodge


 /s/ A. HAYES BARCLAY           Director
-----------------------------
   A. Hayes Barclay


   /s/ JAMES J. KEIL            Director
-----------------------------
     James J. Keil


                                     III-15

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

I, Charles T. Jensen, certify that:


1. I have reviewed this amended annual report on Form 10-K of NeoMedia Technologies, Inc.;


2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 6, 2003                      By: /s/ Charles T. Jensen
                                                ---------------------
                                                Charles T. Jensen
                                                President, Chief Operating
                                                Officer, and Acting Chief
                                                Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302


I, David A. Dodge, certify that:

1. I have reviewed this amended annual report on Form 10-K of NeoMedia Technologies, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

     c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 6, 2003                      By: /s/ David A. Dodge
                                                ------------------
                                                David A. Dodge
                                                Vice President, Chief Financial
                                                Officer, Controller and
                                                Principle Accounting Officer