Form 10-K
period 2002-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2003-04-10
CIK 1022701

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

   2201 SECOND STREET, SUITE 402
        FORT MYERS, FLORIDA                                       33901
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

          ISSUER'S TELEPHONE NUMBER (INCLUDING AREA CODE) 239-337-3434

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                  ON WHICH REGISTERED
COMMON STOCK, PAR VALUE $.01         OVER-THE-COUNTER BULLETIN BOARD

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      Issuer's consolidated revenue for its most recent fiscal year was $9,399,000.

      The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on the Over-the-Counter Bulleting Board on March 30, 2003 ($0.0195) was $619,000. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

      As of March 30, 2003, there were outstanding 36,899,341 shares of the issuer's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of the Form 10-K.
===============================================================================

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


COMPANY HISTORY

     NeoMedia was incorporated under the laws of the State of Delaware on July 29, 1996, to acquire by tax-free merger Dev-Tech Associates, Inc. ("Dev-Tech"), NeoMedia's predecessor, which was organized in Illinois in December 1989. In March 1996, Dev-Tech's common stock was split, with an aggregate of 2,551,120 shares of common stock being issued in exchange for the 164 then issued and outstanding shares of common stock. On August 5, 1996, NeoMedia acquired all of the shares of Dev-Tech in exchange for the issuance of shares of NeoMedia's common stock to Dev-Tech's stockholders ("Dev-Tech Merger").

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


RECENT DEVELOPMENTS

     On November 12, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell under which Cornell agreed to purchase up to $10.0 million of NeoMedia's common stock and over the next two years, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase is $150,000 with a minimum of seven days between purchases. The shares will be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company will pay 5% of the gross proceeds of each purchase to Cornell as a commission. According to the terms of the agreement, the Company cannot draw on the line of credit until the shares underlying the agreement are registered for trading with the Securities and Exchange Commission. On February 14, 2003, the SEC declared effective the S-1 registration statement containing 100 million shares underlying the Equity Line of Credit.

     During May 2002, the Company granted a personal, worldwide, non-exclusive, limited intellectual property licensing agreement to Brandkey Systems Corporation. Brandkey has paid the Company a $50,000 upfront licensing fee and is obligated to pay 2.5% of all royalty-based revenues earned by Brandkey, with minimum royalties of $25,000 in 2003, $50,000 in 2004, and $75,000 in 2005 and
after.



INDUSTRY OVERVIEW

   NEOMEDIA INTERNET SWITCHING SERVICES

     The goal of NeoMedia's Internet Switching Services business segment is to promote mass adoption of the Company's switch and background computer process to link physical world objects to the Internet. The Company's switching platform is a state-of-the-art open and extensible cross-media publishing tool that applies to customers in a variety of industrial, commercial, and educational applications. This business segment is also responsible for licensing NeoMedia's intellectual property to others as a means of promoting this new market as well as providing a revenue and cash resource. The Company has been developing its physical world-to-Internet technology and offerings since 1996 and considers itself an innovator and pioneer in this industry. In the past several years, the Company has seen similar technologies and concepts emerge in the marketplace, and sees these events as a positive validation of the physical world-to-internet concept.

     The Company believes the key to the adoption of physical world-to-Internet technologies in the marketplace will be in the development of real world applications that provide the end user a valuable experience. The Company's service offering, however, differs from those of AirClic and other competitors in that, unlike their products and services, NeoMedia's products do not require the use of a proprietary or specified device, and the Company offers its service on a private label basis. The Company is positioned to provide solutions that preserve the customer's brand and also provide tailored solutions to fit the customer needs.


   NEOMEDIA CONSULTING AND INTEGRATION SERVICES

     The technology and equipment resale business is becoming a commodity industry for products undifferentiated by value added proprietary elements and services. Resale operations are also being compressed as equipment manufacturers consolidate their distribution channels.

     Proprietary products, such as NeoMedia encoders, systems integration services and Integrated Document Factory solutions offer a competitive value-add to the Company's NCIS business. The Company has unique offerings, which, to the extent that they meet market needs, offer the potential for growth in this industry. In addition, the Company's recent high-end storage Area Network Solution allows it to participate in the higher-margin area of the open systems marketplace.

         The NCIS division also sells migration products (tools designed to "migrate" software code from one platform to another platform) primarily to mid-sized to large corporations and government agencies. The products include proprietary products and software tools to migrate Wang, HP3000, Data General, DEC and IBM DOS/VSE platforms (legacy systems) to a Unix or NT open system platform.


STRATEGY

     NeoMedia has spent the past seven years developing and patenting the now confirmed space of linking the physical and Internet environments, and developing and implementing five generations of continuously refined switch technology that seamlessly bridges these environments. The Company is strategically pursuing potential licensees of the PaperClickTM switching platform, as well as intellectual property licensing opportunities with organizations attempting to commercialize physical world-to-Internet technology, such as Symbol Technologies, A.T. Cross Company and Brandkey Systems Corporation.

     While pursing these goals NeoMedia remains aware of strategic issues, opportunities, and constraints that will govern the interplay of competition and alliances in this rapidly emerging market.


PRODUCTS/SERVICES

   NEOMEDIA INTERNET SWITCHING SERVICES

     PaperClickTM switching service. PaperClickTM is a state-of-the-art application-switching platform that links physical objects to digital media through the use of scanned UPC, EAN, or custom PaperClickTM codes. This dynamic open solution serves a wide variety of customers in industrial, commercial, governmental, and educational applications.

     Intellectual Property Licensing. The Company currently holds six U.S. patents relating to the physical world-to-Internet marketplace. The Company intends to license this intellectual property portfolio to companies endeavoring to tap the potential of this emerging market. To date, the Company has entered into such agreements with Digital:Convergence, A.T. Cross Company, and Symbol Technologies. During January 2002, the Company announced that it had entered into an agreement with Baniak Pine and Gannon, a law firm specializing in patent licensing and litigation, under which the firm will represent NeoMedia in seeking out potential licensees of our patent portfolio.

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


STRATEGIC RELATIONSHIPS

   NEOMEDIA INTERNET SWITCHING SERVICES

     In this segment, the Company has a number of customers who have used or are using its products and services, including Amway, Solar, A.T. Cross Company, NYCO and two universities in Latin America. During the year ended December 31, 2000, the Company entered into a license agreement with Digital:Convergence. This customer accounted for 28.2% of NeoMedia's total revenue and 96.1% of its Application Services revenue during such year. During the year ended December 31, 2001, the Company did not recognize any revenue related to the Digital:Convergence contract, and the Company wrote off approximately $7.4 million in net assets and liabilities related to the contract. In March 2002, Digital Convergence filed for bankruptcy under Chapter 7. The Company is aggressively pursuing numerous additional opportunities for our products and services.

     In January 2001, the Company entered into a patent license with A.T. Cross Company, a major international manufacturer of fine writing instruments and pen computing products. A.T. Cross Company obtained the rights under the Company's physical world-to-Internet patents for personal portable scanning devices used to link bar codes on documents and other physical consumer goods to corresponding Internet content. A.T. Cross Company will pay a royalty per device to the Company for license rights granted under this agreement. To date, the Company has not recognized any revenue relating to this contract.

     In May 2001, the Company entered into an agreement with Symbol Technologies, Inc., granting Symbol a worldwide, non-exclusive license of its patents surrounding the sale and use of scanning devices used in physical world-to-Internet technologies. Symbol will pay the Company a royalty per qualified device shipped. To date, the Company has not recognized any revenue relating to this contract.

     During January 2002, the Company engaged Baniak Pine and Gannon, a Chicago law firm specializing in intellectual property licensing and litigation. The firm will assist the Company in seeking out potential licensees of its intellectual property portfolio, including any resulting litigation.

     During May 2002, the Company granted a personal, worldwide, non-exclusive, limited intellectual property licensing agreement to Brandkey Systems Corporation. Brandkey has paid the Company a $50,000 upfront licensing fee and is obligated to pay 2.5% of all royalty-based revenues earned by Brandkey, with minimum royalties of $25,000 in 2003, $50,000 in 2004, and $75,000 in 2005 and
after.

     During September 2001, AirClic, Inc. filed suit against the Company seeking a declaration that certain core intellectual property securing a note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending, is invalid and in the public domain. On September 18, 2002, the court ruled in favor of the Company and dismissed AirClic's complaint.

   NEOMEDIA CONSULTING AND INTEGRATION SERVICES

         Through this segment, the Company provides services and products to a spectrum of customers, ranging from closely held companies to Fortune 500 companies. For the years ended December 31, 2002, 2001, and 2000, one customer, SBC/Ameritech Services, Inc., accounted for 36%, 37%, and 30%, respectively, of the Company's revenue. The Company expects sales to Ameritech as a percentage of total sales to decline in the future. Furthermore, the Company does not have a written agreement with Ameritech and, therefore, there are no contractual provisions to prevent Ameritech from terminating its relationship with us at any time. Accordingly, the loss of this customer, or a significant reduction by it in buying the products and services offered by us, absent diversification, would materially and adversely affect of the Company's business, prospects, financial condition, and results of operations. In addition, a single supplier supplies the equipment and software, which is re-marketed to this customer. Accordingly, the loss of this supplier would materially adversely affect our business, prospects, financial condition, and results of operations. For these reasons, we are seeking, and continue to seek, to diversify our sources of revenue and vendors from whom we purchase.

SALES AND MARKETING

   NEOMEDIA INTERNET SWITCHING SERVICES

     PaperClickTM. While the Company eliminated the majority of its sales and marketing staff during the third quarter of 2001, it continues to promote its PaperClickTM line of products to potential customers in a wide array of industries. Upon receipt of sufficient financing, the Company plans to re-focus its efforts on the sale of PaperClickTM licenses through the hiring of additional sales and marketing staff. The Company has refocused its sales efforts by focusing on signing up channel partners who have industry market presence. The Company intends to negotiate with a number of industry-focused companies who will be its "go-to-market" partners. On March 3, 2003, the Company announced that it had reached a partnering agreement with Tibbs Information Systems, Inc., under which the two Companies will team up to compete for government and homeland security projects, on which the two companies will partner with major high-tech industry leaders. NeoMedia will contribute its Physical-world-to-Internet platform, intellectual property, and industry know-how. No assurances can be given that any successful association will result.

     Intellectual  Property Licensing.  During January 2002, the Company engaged
Baniak Pine and Gannon, a law firm specializing in intellectual property licensing and litigation. The firm will assist the Company in seeking out potential licensees of its intellectual property portfolio, including any resulting litigation. On August 13, 2002, NeoMedia's fifth patent surrounding its Physical-World-to-Internet technology was issued by the U.S. Patent and Trademark Office.

   NEOMEDIA CONSULTING AND INTEGRATION SERVICES

     The Company, through its systems integration services segment, markets its products and services, as well as those for which it acts as a re-marketer, primarily through a direct sales force, which was composed of four individuals as of December 31, 2002. In addition, this business unit also relies upon strategic alliances with industry leaders to help market products and services, provide lead referrals, and establish informal co-marketing arrangements. Our representatives attend seminars and trade shows, both as speakers and participants, to help market products and services. In addition, this business segment has three agents in the United States that sell our products and services.

CUSTOMERS

    NEOMEDIA INTERNET SWITCHING SERVICES

      PaperClickTM. NeoMedia's customers for its physical world-to-Internet offerings have included Amway, Solar Communications, INC., NYCO Products Company, and several large organizations in Latin America, including several prestigious universities.

      Intellectual Property Licensing. To date, the Company has entered into IP licensing agreements with Digital:Convergence Corporation, A.T. Cross Company, Symbol Technologies, and Brandkey Systems Corporation. The Company intends to pursue additional license agreements in the future.

   NEOMEDIA CONSULTING AND INTEGRATION SERVICES

      The Company provides equipment and software reselling and integration and automation consulting services to a variety of customers across a range of industries, including telecommunications, insurance, financial services, manufacturing, government entities, and more.

RESEARCH AND DEVELOPMENT

   NEOMEDIA INTERNET SWITCHING SERVICES

     NISS employed 2, 3, and 24 persons in the area of product development as of December 31, 2002, 2001, and 2000, respectively. During the years ended December 31, 2002, 2001, and 2000, NISS incurred total software development costs of $775,000, $2,064,000, and $2,888,000, respectively, of which $0, $1,515,000, and
$1,787,000, respectively, were capitalized as software development costs and $781,000, $549,000, and $1,101,000, respectively, were expensed as research and development costs.



    NEOMEDIA CONSULTING AND INTEGRATION SERVICES

     All significant research and development relating to the Company's consulting and integration products was discontinued at December 31, 1999 when we discontinued our Y2K business. All employees that were in this area were reassigned or released at or prior to such time. If any future research or development of products is needed, it will be performed by the application services division or outside contractors.


INTELLECTUAL PROPERTY RIGHTS

     The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon its proprietary technology, including patents, and other intellectual property, and on its ability to protect its proprietary technology and other intellectual property rights. In addition, the Company must conduct its operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees. To protect its proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. The Company has six patents for its physical world-to-Internet technology. The Company also has several trademarks relating to its proprietary software products. Although the Company believes that it has taken appropriate steps to protect its unpatented proprietary rights, including requiring that its employees and third parties who are granted access to its proprietary technology enter into confidentiality agreements with the Company, the Company can provide no assurance that these measures will be sufficient to protect its rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to those of the Company. The Company is currently engaged in a lawsuit initiated against the Company by one of its primary competitors, AirClic. AirClic seeks, among other things, to succeed to our core assets, by suing for alleged default under a promissory note in the principal amount of $500,000 issued to AirClic by the Company, secured by the Company's core assets. AirClic also sued to invalidate the Company's patents on our key physical world-to-Internet technologies, but this claim was dismissed by the court during 2002.

     The Company licenses from third parties certain software tools that it includes in its services and products. If any of these licenses were terminated, the Company could be required to seek licenses for similar software from other third parties or develop these tools internally. The Company may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all. Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. The Company may in the future be required to defend its intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or to defend against third-party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, the Company. An adverse determination could subject the Company to significant liabilities to third parties, require the Company to seek licenses from, or pay royalties to, third parties, or require the Company to develop appropriate alternative technology. Some or all of these licenses may not be available to the Company on acceptable terms or at all, and the Company may be unable to develop alternate technology at an acceptable price or at all. Further, any of these events could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

COMPETITION

   NEOMEDIA INTERNET SWITCHING SERVICES

      Although, the Company has been developing its physical world-to-Internet technology and offerings since 1996, the physical world-to-Internet market in which the Company competes is relatively new. In the past year, new technologies and concepts have emerged in the physical world-to-Internet space. The Company views the increased development of other products in this space as a validation of the physical world-to-Internet concept and believes that the increased promotion of these products and services by the Company and other companies in this space, including AirClic, Inc., will raise consumer awareness of this technology, resulting in a larger market. The Company believes that the significant portfolio of physical world-to-Internet technologies that it has developed over the last five years will provide a barrier to entry for most potential competitors.


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


PRODUCT LIABILITY INSURANCE

      The Company has never had any product liability claim asserted against it. However, the Company could be subject to product liability claims in connection with the use of the products and services that it sells. There can be no assurance that the Company would have sufficient resources to satisfy any liability resulting from these claims or would be able to have its customers indemnify or insure it against such claims. Currently the Company does not maintain insurance against such claims, which could result in material adverse effects in the event of a successful claim


GOVERNMENT REGULATION

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

     Certain of the Company's proprietary technology allows for the storage of demographic data from our users. In 2000, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit the Company's ability to collect and use information collected by the Company's technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. The Company could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if the Company's privacy practices are investigated.

ENVIRONMENTAL PROTECTION COMPLIANCE

      The Company has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. The Company has not expended any capital to comply with any environmental protection statutes and does not anticipate that such expenditures will be necessary in the future.


EMPLOYEES

      As of December 31, 2002, the Company employed 18 persons. Of the 18 employees, 8 are located at the Company's headquarters in Fort Myers, Florida, and 10 at other domestic locations. Of the 18 employees, 3 are dedicated to the Application Services business unit, 10 are dedicated to the Systems Integration Services business unit, and 5 provide shared services used by both business units. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that its employee relations are good.

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

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the
Company's actual growth, results, performance and business prospects and opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                                  RISK FACTORS


RISKS SPECIFIC TO NEOMEDIA


THE COMPANY HAS CURRENTLY PENDING LEGAL ACTIONS WHICH THREATEN TO DIVEST THE COMPANY OF CRITICAL INTELLECTUAL PROPERTY

     On September 6, 2001, AirClic filed suit against NeoMedia in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to NeoMedia under the terms of a letter of intent entered into between AirClic and NeoMedia. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by NeoMedia in the promissory note issued to AirClic in respect of such advance. The note issued by NeoMedia in respect of AirClic's $500,000 advance is secured by substantially all of the Company's property, including its core physical world-to-Internet technologies. If NeoMedia is deemed to have defaulted under such note, and does not pay the judgment, AirClic, which is one of the Company's key competitors, could acquire NeoMedia's core intellectual property and other assets, which would have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations. The Company is vigorously defending this claim and has interposed counterclaims against AirClic. As of the date of this filing, pleadings were closed and the parties have engaged in written discovery. Whether or not AirClic is successful in asserting its claims that NeoMedia breached certain representations made by it in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to NeoMedia, payment of the note and related interest would have a material adverse effect on NeoMedia's financial condition. If NeoMedia fails to pay such note, AirClic could proceed against the Company's intellectual property and other assets securing the note which would have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations.


THE COMPANY'S SHARES HAVE BEEN DE-LISTED FROM TRADING ON THE NASDAQ SMALLCAP MARKET, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR ABILITY TO RESELL YOUR SHARES OR OBTAIN ACCURATE PRICE QUOTATIONS

     On March 11, 2002, the Company received a Nasdaq Staff Determination stating that, as of December 31, 2001, the Company did not meet either the minimum net tangible assets ($2,000,000) or minimum stockholders' equity ($2,500,000) criteria for continued listing on the Nasdaq SmallCap Market and advising that, accordingly, the Company's shares were subject to de-listing from such market. On May 16, 2002, the Company received notification from the Nasdaq Listing Qualifications Panel that the Company's shares were delisted effective May 17, 2002. The Company's shares are now trading on the OTC Bulletin Board. Your ability to resell shares of the Company's stock, obtain accurate or timely price quotations on the Company's shares, and, potentially, the Company's ability to sell shares for its own account in order to raise equity financing could possibly be materially adversely affected by this delisting.


THE COMPANY HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE

     The Company has incurred substantial losses since its inception, and anticipate continuing to incur substantial losses for the foreseeable future. The Company incurred a loss of $7,421,000 in the year ended December 31, 2002, $25,469,000 in the year ended December 31, 2001, $5,409,000 in the year ended December 31, 2000, $10,472,000 in the year ended December 31, 1999, and $11,495,000 in the year ended December 31, 1998. The Company's accumulated losses were approximately $70,765,000 as of December 31, 2002. As of December 31, 2002 and 2001, the Company had a working capital (deficit) of approximately $(8,985,000) and $(5,163,000), respectively. The Company had stockholders' deficit of $(6,026,000) and $(263,000) at December 31, 2002 and 2001,
respectively. The Company generated revenues of $9,399,000, $8,142,000 and $27,565,000 for the years ended December 31, 2002, 2001 and 2000. In addition, during the years ended December 31, 2002, 2001 and 2000, the Company recorded negative cash flows from operations of $556,000, $5,202,000 and $6,775,000, respectively. To succeed, the Company must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. The Company has expended and to the extent it has available financing, the Company intends to continue to expend substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, the Company may not be able to achieve or sustain profitability.


THE COMPANY'S INDEPENDENT ACCOUNTANTS HAVE ADDED GOING CONCERN LANGUAGE TO THEIR REPORT ON THE COMPANY'S FINANCIAL STATEMENTS, WHICH MEANS THAT THE COMPANY MAY NOT BE ABLE TO CONTINUE OPERATIONS

     The report of Stonefield Josephson, Inc., the Company's current independent auditors, with respect to the Company's financial statements and the related notes for the years ended December 31, 2002 and 2001, indicates that, at the date of their report, the Company had suffered recurring losses from operations and that the Company's current cash position raised substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from this uncertainty. The report of Arthur Andersen LLP, the Company's former independent auditors, with respect to the Company's financial statements and the related notes for the years ended December 31, 2000 and 1999, indicates that, at the date of their report, the Company had suffered recurring losses from operations and its current cash position raised substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from this uncertainty.


THERE IS LIMITED INFORMATION UPON WHICH INVESTORS CAN EVALUATE THE COMPANY'S BUSINESS BECAUSE THE PHYSICAL WORLD - TO - INTERNET MARKET HAS EXISTED FOR A SHORT PERIOD OF TIME

     The physical world-to-Internet market in which the Company operates is a recently developed market. Further, the Company has conducted operations in this market only since March 1996. Consequently, the Company has a relatively limited operating history upon which you may base an evaluation of the Company's primary business and determine the Company's prospects for achieving its intended business objectives. To date, the Company has sold its physical world-to-Internet products to only 12 companies. Further, Digital:Convergence, the Company's primary customer for its physical world-to-Internet products, has filed Chapter 7 of the United States Bankruptcy Code and is presently being sued by the Company for default on a promissory note issued to the Company in lieu of payment. The Company is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. You should consider the likelihood of the Company's future success to be highly speculative in light of the Company's limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the physical world-to-Internet space. To address these risks, the Company must, among other things,

     o    maintain and increase its client base;

     o    implement  and   successfully   execute  its  business  and  marketing
          strategy;

     o    continue to develop and upgrade its products;

     o    continually update and improve its service offerings and features;

     o respond to industry and competitive developments; and o attract, retain, and motivate qualified personnel.

     The Company may not be successful in addressing these risks. If the Company is unable to do so, its business, prospects, financial condition, and results of operations would be materially and adversely affected.

THE COMPANY IS SUBJECT TO PRICE VOLATILITY DUE TO ITS OPERATIONS MATERIALLY FLUCTUATING

     As a result of the emerging and evolving nature of the markets in which the Company competes, as well as the current nature of the public markets and the Company's current financial condition, the Company believes that its operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of its results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, the Company's results of operations fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely be materially and adversely affected. You should not rely on the Company's results of any interim period as an indication of its future performance. Additionally, the Company's quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may cause the Company's quarterly results to fluctuate include, among others:

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

THE COMPANY'S COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

     The Company's common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company's stock price to decline. Penny stocks are stock:

     o    With a price of less than $5.00 per share;

     o    That are not traded on a "recognized" national exchange;

     o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.


THE COMPANY IS UNCERTAIN OF THE SUCCESS OF ITS INTERNET SWITCHING SERVICES BUSINESS UNIT AND THE FAILURE OF THIS UNIT WOULD NEGATIVELY AFFECT THE PRICE OF THE COMPANY'S STOCK

     The Company provides products and services that provide a seamless link from physical objects, including printed material, to the Internet. The Company can provide no assurance that:

     o this Internet Switching Services business unit will ever achieve profitability;

     o the Company's current product offerings will not be adversely affected by the focusing of its resources on the physical world-to-Internet space; or

     o    the products the Company develops will obtain market acceptance.

     In the event that the Internet Switching Services business unit should never achieve profitability, that the Company's current product offerings should so suffer, or that the Company's products fail to obtain market acceptance, the Company's business, prospects, financial condition, and results of operations would be materially adversely affected.


THE COMPANY'S SUCCESS IS DEPENDENT UPON THE RESALE OF SOFTWARE AND EQUIPMENT FOR REVENUE; A REDUCTION IN THESE SALES WOULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S OPERATIONS AND THE PRICE OF ITS STOCK

     During the years ended December 31, 2002, 2001 and 2000, the Company derived 95%, 93%, and 69%, respectively, of its revenues from the resale of computer software and technology equipment. A loss or a reduction of this revenue would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations, as well as its stock price. The Company can provide no assurance that:

     o    the market for its products and services will continue;

     o the Company will be successful in marketing these products due to competition and other factors;

     o the Company will continue to be able to obtain short-term financing for the purchase of the products that it resells; or

     o the Company's relationship with companies whose products and services the Company sells will continue, including its relationship with Sun Microsystems Computer Company.

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

A LARGE PERCENTAGE OF THE COMPANY'S ASSETS ARE INTANGIBLE ASSETS, WHICH WILL HAVE LITTLE OR NO VALUE IF ITS OPERATIONS ARE UNSUCCESSFUL

     At December 31, 2002, approximately 55% of the Company's total assets were intangible assets, consisting primarily of rights related to its patents and other intellectual property. If the Company's operations are unsuccessful, these assets will have little or no value, which will materially adversely affect the value of the Company's stock and the ability of its stockholders to recoup their investments in the Company's capital stock.


THE COMPANY'S ISS BUSINESS UNIT MARKETING STRATEGY HAS NOT BEEN TESTED AND MAY NOT RESULT IN SUCCESS

     To date, the Company has conducted limited marketing efforts directly relating to its ISS business unit. All of the Company's marketing efforts have been largely untested in the marketplace, and may not result in sales of its products and services. To penetrate the markets in which the Company competes, the Company will have to exert significant efforts to create awareness of, and demand for, its products and services. With respect to the Company's marketing efforts conducted directly, the Company intends to expand its sales staff upon the receipt of sufficient operating capital. The Company's failure to further develop its marketing capabilities and successfully market its products and services would have a material adverse effect on its business, prospects, financial condition, and results of operations.


THE COMPANY'S INTERNALLY DEVELOPED SYSTEMS ARE INEFFICIENT AND MAY PUT THE COMPANY AT A COMPETITIVE DISADVANTAGE

     The Company uses  internally  developed  technologies  for a portion of its systems integration services, as well as the technologies required to interconnect its clients' and customers' physical world-to-Internet systems and hardware with its own. As the Company developed these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems are inefficient and require a significant amount of customization. Such client and customer specific customization is time-consuming and costly and may place the Company at a competitive disadvantage when compared to competitors with more efficient systems.


THE COMPANY COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

     The Company's future success will depend in large part on its ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than the Company has. The Company may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. The Company's failure to attract and retain qualified personnel would have a material adverse effect on its business, prospects, financial condition, and results of operations will be materially adversely affected.


THE COMPANY DEPENDS UPON ITS SENIOR MANAGEMENT AND THEIR LOSS OR UNAVAILABILITY COULD PUT THE COMPANY AT A COMPETITIVE DISADVANTAGE

     The Company's success depends largely on the skills of certain key management and technical personnel, including Charles T. Jensen, its President, Chief Executive Officer and Chief Operating Officer. The loss of the services of Mr. Jensen could materially harm the Company's business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. The Company does not presently maintain a key-man life insurance policy on Mr. Jensen.

THE COMPANY MAY BE UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS AND MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

     The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon its proprietary technology, including its patents and other intellectual property, and on the Company's ability to protect its proprietary technology and other intellectual property rights. In addition, the Company must conduct its operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees, as well as its patents. To protect its proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. The Company has five patents for its physical world-to-Internet technology. The Company also has several trademarks relating to its proprietary products. Although the Company believes that it has taken appropriate steps to protect its unpatented proprietary rights, including requiring that its employees and third parties who are granted access to its proprietary technology enter into confidentiality agreements with the Company, the Company can provide no assurance that these measures will be sufficient to protect its rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to the Company's.

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


THE COMPANY IS EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH IT HAS COVERAGE AND AN UNINSURED CLAIM COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS, AS WELL AS THE VALUE OF ITS STOCK

     Many of the Company's projects are critical to the operations of its clients' businesses. Any failure in a client's information system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company could, therefore, be subject to claims in connection with the products and services that the Company sells. The Company does not currently maintain product liability insurance. The Company does not currently maintain errors and omissions insurance. There can be no assurance that:

     o the Company has contractually limited its liability for such claims adequately or at all;

     o the Company would have sufficient resources to satisfy any liability resulting from any such claim;

     The successful assertion of one or more large claims against the Company could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

     During May 2002, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners LP. The agreement was terminated and a new agreement was entered into in November 2002. Under the terms of the revised agreement, Cornell has agreed to purchase up to $10.0 million of NeoMedia common stock over the next two years at the Company's discretion. The maximum amount of each purchase is $150,000, with a minimum seven days between purchases. The purchase price will be 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company will pay 5% of the gross proceeds of each purchase to Cornell as a commission. According to the terms of the agreement, the Company cannot draw on the line of credit until the shares underlying the agreement are registered for with Securities and Exchange Commission. On February 14, 2003, the SEC declared effective the S-1 registration statement containing 100 million shares underlying the Equity Line of Credit. The Company has not secured any other financing as of the date of this filing to fund operations.

     The Company's cash balance as of December 31, 2002, was approximately $70,000. Based on current cash balances and operating budgets, the Company believes it only has enough operating capital to last through April 30, 2003. If the Company's financial resources are insufficient, the Company may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. The Company cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if the Company will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

     On December 2, 2002, the Company issued to a private  investor a promissory note in the amount of $165,000, bearing interest at a rate of 12% per annum, with a maturity of 150 days. The Company was to pay an administrative fee of $16,500 and legal fees of $10,000 relating to the issuance of the note, resulting in net proceeds to the Company of $138,500. In the event the Company had defaulted on the note, it would have been required to issue to the investor sufficient stock to comprise a non-dilutable 51% of the Company's fully-diluted common shares. In connection with the default provision of the note, the Company entered into a Pledge Agreement under which the Company issued 53,620,023 shares to an unrelated third party as collateral for the note. The investor only funded to the Company $84,000 of the principal amount of the note. The Company repaid this note during March 2003, and the shares held in escrow were returned. The Company has not incurred further obligation under this note agreement..

     During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and mature at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit are registered with the SEC. The notes are convertible, at the option of the holder, into either cash or shares of our common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, is recognizable as debt discount, and is being amortized over the life of the notes payable. Any unamortized debt discount related to beneficial conversion feature will be charged to expense upon conversion, as interest expense. In the event NeoMedia defaults on the note, NeoMedia will issue an additional 1,483,318 shares of its common stock to the note holders. The notes are secured by our intellectual property, which is subject to first lien by AirClic, Inc. During March 2003, two of the affiliated parties, Mr. William Firtz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Mr. Charles Fritz's note in full during March 2003. NeoMedia will continue to pursue additional capital through the issuance of Convertible Secured Promissory Notes with the same terms as above.

     Because the Company cannot reliably predict when or if future financing will occur, the Company is unable to determine whether and for how long the Company will be able to meet its capital requirements. The Company anticipates offering additional shares of its common stock through private placements of unregistered securities, as well as debenture notes and drawing on its Equity Line of Credit to meet its short-term capital needs. As is typical with short-term, bridge financing, this capital may be obtained upon terms highly unfavorable to the Company. Further, the Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its capital requirements. In the absence of financing, the Company believes that it will have sufficient capital to sustain operations through April 30, 2003. The Company's belief is based on its operating plan, which in turn is based on assumptions that may prove to be incorrect. If capital raised from financing efforts and the Company's financial resources are insufficient the Company may require additional financing in order to execute on its operating plan and continue as a going concern. The Company cannot predict whether any additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock may experience additional dilution.


THE COMPANY WILL NOT PAY CASH DIVIDENDS AND INVESTORS MAY HAVE TO SELL THEIR SHARES IN ORDER TO REALIZE THEIR INVESTMENT

     The Company has not paid any cash dividends on its common stock and do not intend to pay cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for reinvestment in the development and marketing of its products and services. As a result, investors may have to sell their shares of common stock to realize their investment.


SOME PROVISIONS OF THE COMPANY'S CERTIFICATE OF INCORPORATION AND BY-LAWS MAY DETER TAKEOVER ATTEMPTS, WHICH MAY LIMIT THE OPPORTUNITY OF THE COMPANY'S STOCKHOLDERS TO SELL THEIR SHARES AT A PREMIUM TO THE THEN MARKET PRICE

     Some of the provisions of the Company's certificate of incorporation and by-laws could make it more difficult for a third party to acquire the Company, even if doing so might be beneficial to the Company's stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. On December 10, 1999, the Company's Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire Series A Preferred Stock of NeoMedia, par value $0.01 per share, on each outstanding share of the Company's common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a "poison pill." The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of NeoMedia and to guard against partial or two-tiered tender offers, open market accumulations and other hostile tactics to gain control of NeoMedia. The stockholders rights plan, which is similar to plans adopted by many leading public companies, was not adopted in response to any effort to acquire control of NeoMedia at the time of adoption. This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in control of NeoMedia. Certain of the Company's directors, officers and principal stockholders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of the Company's "poison pill" plan, as a result of the fact that, as of the plan's adoption, their holdings might have otherwise triggered the "poison pill".

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

     The Company is authorized to issue a total of 25,000,000 shares of Preferred Stock, par value $0.01 per share. The Company's designated Preferred Stock is currently comprised of 200,000 shares of Series A Preferred Stock, par value $0.01 per share, which shares are issuable in connection with the Company's stockholders rights plan, following the conversion and cancellation of 452,489 shares of Series A Convertible Preferred Stock, par value $0.01 per share, 47,511 shares of Series A Convertible Preferred Stock; and 100,000 shares of Series B 12% Convertible Redeemable Preferred Stock, par value $0.01 per share. No shares of the Company's preferred stock are currently issued or outstanding.

     The Company has no present plans for the issuance of any additional preferred stock. However, the issuance of any preferred stock could have a material adverse effect on the rights of holders of the Company's common stock, and, therefore, could reduce the value of shares of the Company's common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict NeoMedia's ability to merge with, or sell its assets to, a third party. The ability of the Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of the Company or a change in the Company's control thereby preserving our control by the current stockholders.

RISKS RELATING TO THE COMPANY'S INDUSTRY


THE SECURITY OF THE INTERNET POSES RISKS TO THE SUCCESS OF THE COMPANY'S ENTIRE BUSINESS

     Concerns over the security of the Internet and other electronic transactions and the privacy of consumers and merchants may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions, which may have a material adverse effect on the Company's physical world-to-Internet business.


THE COMPANY WILL ONLY BE ABLE TO EXECUTE ITS PHYSICAL WORLD-TO-INTERNET BUSINESS PLAN IF INTERNET USAGE AND ELECTRONIC COMMERCE CONTINUE TO GROW

     The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of information and commerce. If use of the Internet and other online services does not continue to grow or grows more slowly than the Company expects, if the infrastructure for the Internet and other online services does not effectively support the growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's physical world-to-Internet business, and therefore its business, prospects, financial condition, and results of operations, could be materially adversely affected. Rapid growth in the use of, and interest in, the Internet, the Web, and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of information retrieval or commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and few services and products have generated profits. For the Company to be successful, consumers and businesses must be willing to accept and use novel and cost efficient ways of conducting business and exchanging information.

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


THE   COMPANY   MAY  NOT  BE   ABLE  TO   ADAPT   AS  THE   INTERNET,   PHYSICAL
WORLD-TO-INTERNET, EQUIPMENT RESALES AND SYSTEMS INTEGRATIONS MARKETS, AND CUSTOMER DEMANDS CONTINUE TO EVOLVE

     The Company may not be able to adapt as the Internet, physical world-to-Internet, equipment resales and systems integration markets, and consumer demands continue to evolve. The Company's failure to respond in a timely manner to changing market conditions or client requirements would have a material adverse effect on its business, prospects, financial condition, and results of operations. The Internet, physical world-to-Internet, equipment resales, and systems integration markets are characterized by:

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

     o enhance the Company's existing services, and develop new services and technologies that address the increasingly sophisticated and varied needs of its prospective or current customers; and

     o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN MARKETS WHERE ITS COMPETITORS HAVE MORE RESOURCES

     While the market for physical world-to-Internet technology is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by the Company. The Company believes that competition will intensify and increase in the future. The Company's target market is rapidly evolving and is subject to continuous technological change. As a result, the Company's competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

     In addition, the equipment resales and systems integration markets are increasingly competitive. The Company competes in these industries on the basis of a number of factors, including the attractiveness of the services offered, the breadth and quality of these services, creative design and systems engineering expertise, pricing, technological innovation, and understanding clients' needs. A number of these factors are beyond the Company's control. Existing or future competitors may develop or offer products or services that provide significant technological, creative, performance, price, or other advantages over the products and services offered by the Company.

     Many of the Company's competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than NeoMedia. Based on total assets and annual revenues, the Company is significantly smaller than its two largest competitors in the physical world-to-Internet industry, the primary focus of its business. Similarly, the Company competes against significantly larger and better-financed companies in its systems integration and resales businesses, including the manufacturers of the equipment and technologies that the Company integrates and resells. If the Company competes with its primary competitors for the same geographical or institutional markets, their financial strength could prevent the Company from capturing those markets. The Company may not successfully compete in any market in which the Company conducts or may conduct operations. In addition, based on the increasing consolidation, price competition and participation of equipment manufacturers in the systems integration and equipment resales markets, the Company believes that it will no longer be able to compete effectively in these markets in the future. It is for this reason, that the Company has increasingly focused its business plan on competing in the emerging market for physical world-to-Internet products.

IN THE FUTURE THERE COULD BE GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES WHICH COULD HARM THE COMPANY'S BUSINESS

     The Company is not currently subject to direct regulation by any government agency other than laws or regulations applicable generally to electronic commerce. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services, could have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as taxation, user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's services and increase its cost of doing business, or otherwise have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively.

         Certain of the Company's proprietary technology allows for the storage of demographic data from the Company's users. In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit the Company's ability to collect and use information collected by its technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. The Company could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if the Company's privacy practices are investigated.



ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's principal executive, development and administrative office is located at 2201 Second Street, Suite 402, Fort Myers, Florida 33901. The Company occupies approximately 5,000 square feet under terms of a written lease from an unaffiliated party which expires on January 31, 2004, with monthly rent totaling approximately $16,000. During September 2002, the Company entered into an agreement with the landlord of this facility under which the Company vacated approximately 70% of its previously rented space in exchange for reduced rent. The Company maintains a sales facility at 2150 Western Court, Suite 230, Lisle, Illinois 60532, where it occupy approximately 6,000 square feet under the terms of a written lease from an unaffiliated party expiring on October 31, 2003. Monthly rent on this facility was negotiated from approximately $9,000 per month to $3,000 per month for a period of nine months as part of a settlement agreement between NeoMedia and the landlord finalized in August 2002. In March 2001, with the acquisition of the assets of Qode.com, Inc., the Company added an additional 8,388 square feet office lease at 4850 N. State Road 7, Suite 104, Ft. Lauderdale, Florida, with monthly rent totaling approximately $9,200. Upon the discontinuation of the Qode business unit, the Company vacated the premises. The Company was subsequently sued by Headway Associates, the landlord, for past and future rents on the facility. The Company settled the suit for cash payments of $100,000, all of which have been made in 2002.

     During 2001, the Company closed its office in Monterrey, Mexico, which was primarily used for sales and consulting efforts.

     The Company believes that existing office space is adequate to meet current and short-term requirements.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in the following legal actions arising in the normal course of business, both as claimant and defendant.

     NEOMEDIA SHAREHOLDERS

     During January 2002, certain of NeoMedia's shareholders filed a complaint with the Securities and Exchange Commission, alleging that the shareholders were not included in the special shareholders meeting of November 25, 2001, to vote on the issuance of 19 million shares of NeoMedia common stock. On March 11, 2002, NeoMedia filed its response claiming that NeoMedia had fully complied with all of its obligations under the laws and regulations administered by the Securities and Exchange Commission, as well as with its obligation under Delaware General Corporation Law.


     AIRCLIC, INC. LITIGATION

     On July 3, 2001, the Company entered into a non-binding letter of intent with AirClic which contemplated an intellectual property cross-licensing transaction between the Company and AirClic. Under the terms of the letter of intent, AirClic was to provide the Company with bridge financing of $2,000,000, which was to be paid to the Company in installments. On July 11, 2001, AirClic advanced $500,000 in bridge financing to the Company in return for a promissory note from the Company secured by all of its assets, including its physical world-to-Internet patents. During the negotiation of definitive agreements, the letter of intent was abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note.

     On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company under the terms of a letter of intent entered into between AirClic and the Company. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note issued to AirClic in respect of such advance. The note issued by the Company in respect of AirClic's $500,000 advance is secured by substantially all of the Company's property, including the Company's core physical world-to-Internet technologies. If the Company is unsuccessful in this litigation, AirClic, which is one of the Company's key competitors, could acquire the Company's core intellectual property and other assets, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this claim and have filed counterclaims against AirClic. As of the date of this filing, pleadings were closed and the parties have engaged in written discovery. Whether or not AirClic is successful in asserting its claims that the Company breached certain representations made by it in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to the Company, payment of the note and related interest would have a material adverse effect on the Company's financial condition. If the Company fails to pay such note, AirClic could proceed against the Company's intellectual property and other assets securing the note which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company has not accrued any additional liability over and above the note payable and related accrued interest. As of December 3, 2002, pleadings were closed and the parties have engaged in written discovery.

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

      DIGITAL:  CONVERGENCE LITIGATION

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

      OTHER LITIGATION

      In April 2001, the former President and director of NeoMedia filed a lawsuit against the Company and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. During May 2002, the Company settled the suit. The Company is obligated to make cash payments of $90,000 directly to the plaintiff during the period May 2002 through December 2002, and cash payments to the plaintiff's attorney for legal fees in the amount of $45,000 due in July and August 2002. In addition, the plaintiff was granted 360,000 options to purchase shares of NeoMedia common stock at an exercise price of $0.08. As of March 31, 2002, the Company had accrued a $347,000 liability relating to the suit. As a result, the Company recognized an increase to net income of approximately $176,000 during the three-month period ended June 30, 2002 to adjust the liability to the settlement amount. As of December 31, the Company had an accrued liability of approximately $33,000 relating to this matter.

      On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, the Company settled this suit for $133,000 of the Company's common stock. On March 31, 2003, the Company issued 2,700,000 shares of common stock to Ripfire under this arrangement. The Company has accrued a $133,000 liability relating to this matter as of December 31, 2002.

      On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. The Company is currently attempting to negotiate settlement of this matter. The Company has accrued a liability of $525,000 as of December 31, 2002.

      On July 22, 2002, 2150 Western Court, L.L.C., the property manager for the Company's Lisle, IL, office, filed a summons seeking payment of approximately $72,000 for all past due rents on the facility. The summons asked for a judgment for the above amount plus possession of the premises. On August 9, 2002, the Company settled this matter. The settlement calls for past due rents of approximately $72,000 to be paid over a 15-month period, as well as reduced rents for the period August 2002 through March 2003. As additional consideration in the settlement, the Company issued 900,000 shares of its common stock to 2150 Western Court L.L.C. The Company had a liability of approximately $49,000 relating to this matter as of December 31, 2002.

      On July 27, 2002, the Company's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, the Company's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, the Company reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff is seeking payment of the entire original incentive payout. On November 12, 2002, the Company settled the lawsuit. The settlement calls for cash payments totaling approximately $90,000 over a period of ten months, plus 250,000 vested options to purchase shares of the Company's common stock at an exercise price of $0.01 with a term of five years. The Company had a liability of approximately $70,000 relating to this matter as of December 31, 2002.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. The Company has accrued approximately

$92,000 relating to this matter as of December 31, 2002.

      On September 13, 2002, Wachovia Bank, N.A., owner of the building in which the Company's Ft. Myers, Florida headquarters is located, filed a complaint in Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $225,000 in past due rents. The complaint also seeks payment of all future rent payments under the lease term, which expires in January 2004, as well as possession of the premises. On October 28, 2002, the Company and Wachovia reached a settlement on this matter. The settlement calls for cash payments of past due rents of approximately $250,000 over a period of 16 months. The Company will also vacate approximately 70% of the unused space in its headquarters, and the rent for the remainder of the lease, which expires in January 2004, will be reduced according to square footage used. The Company has accrued a liability of approximately $269,000 relating to this matter as of December 31, 2002.

      On October 21, 2002, International Digital Scientific, Inc. ("IDSI") filed a demand for arbitration relating to past due payments on an uncollateralized note payable from us to IDSI dated October 1, 1994. The note was issued in exchange for the purchase by us of computer software from IDSI. The note calls for the Company to make payments of the greater of: (i) 5% of the collected gross revenues from sales of software or (ii) $16,000 per month. As of December 31, 2002, the Company had recorded a current portion of long term debt to IDSI of $425,093. The net carrying value of future obligation under the note was $651,285 as of December 31, 2002. The Company has filed a counterclaim with the arbitrator relating to this matter. The arbitration hearing has been scheduled for June 25, 2003.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against the Company seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. The Company has recorded the note payable amount of approximately $170,000 and accrued interest of approximately $21,000 relating to this matter as of December 31, 2002.

      On November 11, 2002, Avnet/Hallmark Computer Marketing Group filed a complaint against the Company seeking payment of approximately $66,000 in past due amounts relating to hardware and software re-sold by the Company. During December 2002, the Company made payment of approximately $30,000 to Avnet, reducing the balance owed to approximately $37,000. On April 1, 2003, the Company received a judgment from the circuit court for the remaining balance. The Company had a liability of approximately $37,000 relating to this matter as of December 31, 2002.

      On December 30, 2002, Brooks Automation, Inc. filed a complaint against the Company seeking payment of approximately $37,000 in past due amounts relating to software re-sold by the Company. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. On January 16, 2003, the Company and Brooks Automation reached a settlement under which the Company will pay the amount owed to Brooks Automation over a period of approximately 15 months, with the payment amount increasing after three months. The Company had a liability of approximately $37,000 relating to this matter as of December 31, 2002.

      On February 6, 2003, Norton Allen & Blue, P.A., filed a complaint against the Company seeking payment of approximately $25,000 in past due legal services. The Company is attempting to negotiate settlement of this issue out of court prior to the court date.

      On March 10, 2003, IBM Credit Corporation filed a complaint against the Company seeking payment of approximately $9,000 in past due amounts relating to equipment leased by the Company. The Company is attempting to negotiate settlement of this issue out of court prior to the court date.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. NeoMedia's common stock began trading on The Nasdaq SmallCap Market under the symbol "NEOM" on November 25, 1996, the date of the Company's initial public offering. On March 11, 2002, the Company received a Nasdaq Staff Determination stating that, as of December 31, 2001, it did not meet either the minimum net tangible assets ($2,000,000) or minimum stockholders' equity ($2,500,000) criteria for continued listing on the Nasdaq SmallCap Market and advising that, accordingly, the Company's shares were subject to de-listing from such market effective May 17, 2002. The Company's shares are now trading on the OTC Bulletin Board under the symbol "NEOM." As of December 31, 2002, there were 30,746,968 common shares outstanding.

     The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on The OTC Bulletin Board and Nasdaq SmallCap Market, as applicable:

                                                                         (U.S. $)
           ------------------------------------ ----------------------------------------------------------
           2000                                             HIGH                          LOW
           ------------------------------------ ------------------------------ ---------------------------
           First Quarter                                    $14.50                        $5.69
           Second Quarter                                    11.13                         5.00
           Third Quarter                                      6.75                         4.13
           Fourth Quarter                                     6.50                         1.94

           ------------------------------------ ------------------------------ ---------------------------
           2001                                             HIGH                          LOW
           ------------------------------------ ------------------------------ ---------------------------
           First Quarter                                     $6.00                        $2.50
           Second Quarter                                     4.50                         1.76
           Third Quarter                                      1.85                         0.16
           Fourth Quarter                                     0.24                         0.11

           ------------------------------------ ------------------------------ ---------------------------
           2002                                             HIGH                          LOW
           ------------------------------------ ------------------------------ ---------------------------
           First Quarter                                     $0.41                        $0.14
           Second Quarter                                     0.17                         0.05
           Third Quarter                                      0.10                         0.02
           Fourth Quarter                                     0.05                         0.01


      (b) Holders. As of January 31, 2003, there were 99 registered shareholders of record of NeoMedia's common stock. NeoMedia believes that it has a greater number of shareholders because a substantial number of NeoMedia's common stock is held of record in street name by broker-dealers for their customers.

      (c) Dividends. The Company has not declared or paid any dividends on its common stock during the years ended December 31, 2002, 2001 or 2000. The Company will base any issuance of dividends upon its earnings, financial condition, capital requirements and other factors considered important by its board of directors. Delaware law and the Company's articles of incorporation do not require the Company's board of directors to declare dividends on the Company's common stock. The Company expects to retain all earnings, if any, generated by operations for the development and growth of the Company's business, and does not anticipate paying any dividends to the Company's stockholders for the foreseeable future.

     (d) Recent Issuances of Unregistered Securities.

     In January 2003, the Company issued 1,355,670 shares of common stock to three separate related parties, Charles W. Fritz, Chairman of the Board of Directors; William E. Fritz, outside director; and James J. Keil, outside director, in connection with convertible promissory notes issued on their behalf.

      In December 2002, NeoMedia issued 4,000,000 shares of common stock to an unrelated consultant in exchange for services to be provided over a one-year period. There were no proceeds to the Company from the issuance of the stock.

     On November 12, 2002, NeoMedia and Cornell Capital Partners terminated the May 2002 Equity Line of Credit Agreement and entered into a new Equity Line of Credit Agreement with Cornell under which Cornell agreed to purchase up to $10.0 million of NeoMedia's common stock and over the next two years, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase is $150,000 with a minimum of seven days between purchases. The shares will be valued at 98% of the lowest closing bid price during the five day period following the delivery of a notice of advance by NeoMedia. NeoMedia will pay 5% of the gross proceeds of each purchase to Cornell as a commission. According to the terms of the agreement, NeoMedia cannot draw on the line of credit until the shares underlying the agreement are registered for trading with the Securities and Exchange Commission. On February 14, 2003, the SEC declared effective the S-1 registration statement containing 100 million shares underlying the Equity Line of Credit. Butler Gonzalez LLP was paid a fee of 837,500 shares of NeoMedia's common stock for legal services relating to drafting and execution of the Equity Line, and Westrock Advisors, Inc. was paid a fee of 62,500 shares of NeoMedia's common stock for acting as the placement agent.

     In November 2002, NeoMedia issued 250,000 shares of common stock upon exercise of outstanding options by an unrelated party at a price of $0.01 per share. The gross proceeds of such transaction were approximately $3,000.

     In August 2002, NeoMedia issued 900,000 shares of common stock to 2150 Western Court L.L.C, the landlord of its Lisle, Illinois sales office, as settlement of a lawsuit relating to past-due and future building rents. The shares were valued at $0.03 per share, the market price at the date of issuance. There were no cash proceeds to NeoMedia in this transaction.

     In July, August and September 2002, NeoMedia issued an aggregate of 3,000,000 shares of its common stock upon the exercise of outstanding options by a consultant at a price of $0.01 per share. The gross proceeds of such transaction were $30,000.

     In June 2002, the Company repriced 3 million of its common stock warrants from $0.12 to $.05 per share. All of the warrants were exercised immediately. The Company recognized an expense of $132,000 related to this repricing.

     In June 2002, NeoMedia issued 900,000 shares of common stock to two unrelated consultants as payment for consulting services to be performed from June 2002 through June 2003. There were no cash proceeds to the Company in these transactions.

     In June 2002, NeoMedia issued 10,000 shares of common stock to an unrelated vendor as an interest payment on past-due accounts payable. There were no cash proceeds to the Company in these transactions.

     In May 2002, NeoMedia issued an aggregate of 200 shares of its common stock upon the exercise of outstanding options by an employee at a price of $0.12 per share. The gross proceeds of such transaction were $24.

     During April 2002, NeoMedia repriced 7.4 million of its common stock options held by employees, consultants and advisors for a period of six months. During the term of the option repricing program, participating holders are entitled to exercise subject options at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the OTCBB, on the trading date immediately preceding the date of exercise. Shortly after the announcement of the repricing program, the market price for the Company's common stock fell below $0.12, and has not closed above $0.12 since. As a result, no options were exercised under the terms of the program and NeoMedia did not recognize any expense relating to the repricing program during the year ended December 31, 2002due to immaterial effect on the financial statements.

     In April 2002, NeoMedia issued an aggregate of 140,775 shares of its common stock upon the exercise of outstanding warrants by Charles W. Fritz, its Chairman and Chief Executive Officer, at a price of $0.12 per share. Mr. Fritz subsequently sold the shares into the market. The gross proceeds of such transaction were approximately $17,000. In accordance with Section 16(b), all proceeds from the sales were retained by the Company.

     In April 2002, NeoMedia issued an aggregate of 1,962,255 shares of its common stock upon the exercise of outstanding options by two unrelated parties at a price of $0.12 per share. The gross proceeds of such transaction were approximately $235,000.

     In April 2002, NeoMedia issued an aggregate of 40,000 shares of its common stock upon the exercise of outstanding options by James J. Keil, an outside director. Mr. Keil purchased 25,000 shares at an exercise price of $0.135 and 15,000 shares at $0.20. The gross proceeds of such transaction were approximately $6,000.

     During March 2002, NeoMedia repriced 1.2 million of its common stock warrants for a period of six months. During the term of the warrant repricing program, participating holders are entitled to exercise qualified warrants at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the OTCBB, on the trading date immediately preceding the date of exercise. Approximately 370,000 warrants were exercised in connection with the program, and NeoMedia recognized approximately $63,000 in expense relating to the repricing during the year ended December 31, 2002.

     In March 2002, NeoMedia issued an aggregate of 228,675 shares of its common stock upon the exercise of outstanding warrants by an unrelated party at a price of $0.12 per share. The gross proceeds of such transaction were approximately $27,000.

     In February 2002, NeoMedia issued 19,000,000 shares of its common stock at a price of $0.17 per share to five individuals and two institutional unrelated parties. The shares were issued in exchange for limited recourse promissory notes maturing at the earlier of i.) 90 days from the date of issuance, or ii.) 30 days from the date of registration of the shares. The gross proceeds of such transaction will be approximately $3,040,000 upon maturity of the notes, as a purchase price of $0.01 per share, or $190,000 in aggregate, was paid in cash. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19 million shares issued in connection with such notes. The Company has accrued a liability as of December 31, 2002 of $190,000 relating to the par value paid in connection with the issuance of the shares.

     In January 2002, NeoMedia issued 452,489 shares of common stock to About.com, Inc. The shares were issued upon conversion of 452,489 shares of Series A Convertible Preferred Stock issued to About.com, Inc. as payment for advertising expenses incurred during 2001. This issuance was made pursuant to
Section 3(a)(9) of the Act.

     In January 2002, NeoMedia issued 55,000 shares of its common stock at a price of $0.13 per share to an individual unrelated party. Cash proceeds to NeoMedia were $7,150.

     In January 2002, NeoMedia issued 1,646,987 shares of common stock to two unrelated vendors as settlement of past-due accounts payable and future payments under equipment lease agreements. There were no cash proceeds to the Company in these transactions.

     In September 2001, NeoMedia issued 150,000 options to buy shares of common stock at a price of $0.20 per share for consulting services.

     In July 2001, NeoMedia issued an aggregate of 11,300 shares of its common stock upon the exercise of outstanding warrants at a price of $2.00 per share. The gross proceeds of such transaction were $23,000. The warrants were originally issued to one unrelated party for professional services provided to the Company.

     In June 2001, NeoMedia issued warrants to purchase 404,900 shares of common stock with an exercise price of $2.09 for consulting services.

     In June 2001, NeoMedia issued an aggregate of 4,100 shares of its common stock upon the exercise of outstanding warrants at a price of $2.00 per share. The gross proceeds of such transaction were $8,000. The warrants were originally issued to one unrelated party for professional services provided to the Company.

     In May 2001, NeoMedia issued an aggregate of 320,050 shares of its common stock upon the exercise of outstanding warrants at a price of $2.00 per share. The gross proceeds of such transaction were $641,000. The warrants were originally issued to one related party in exchange for forgiveness of debt and one unrelated party for professional services provided to the Company.

     In April 2001, NeoMedia issued warrants to purchase 50,000 shares of common stock at a price of $0.01 per share to an outside institution for services performed

     In March and April 2001, NeoMedia issued 316,500 shares of its common stock at a price of $3.40 per share to four foreign institutional unrelated parties. The gross proceeds of such transaction were approximately $1,076,000. In connection with the sale, NeoMedia issued as a commission 50,000 warrants to purchase shares of its common stock at an exercise price of $3.56 per share to a foreign individual.

     In March 2001, NeoMedia issued 18,000 shares of its common stock at a price of $3.41 per share to a foreign institutional unrelated party. The gross proceeds of such transaction were $61,000.

     In March 2001, NeoMedia issued 156,250 shares of its common stock at a price of $3.20 per share to a foreign institutional unrelated party. The gross proceeds of such transaction were $500,000.

     In March 2001, NeoMedia issued 170,000 shares of its common stock issuable upon the exercise of outstanding warrants held by a foreign institutional unrelated party, originally issued in connection with the transaction described in paragraph 4, above. The gross proceeds of such transaction were approximately $362,000.

     In October 2000, NeoMedia issued warrants to purchase 80,000 shares of common stock at a price of $4.13 per share for consulting services.

     In October 2000, NeoMedia issued warrants to purchase 1,400,000 shares of common stock at a price of $6.00 per share to Digital:Convergence Corporation as consideration for a 10-year intellectual property license agreement.

     In March 2000, NeoMedia issued an aggregate of 1,000,000 shares of its common stock at a price of $7.50 per share to 20 foreign individuals and one foreign institutional unrelated party. The gross proceeds of such transaction were approximately $7,500,000. In connection with the sale, NeoMedia issued as a commission 125,000 warrants to purchase shares of its common stock at an exercise price of $7.50 per share, 125,000 warrants to purchase shares of its common stock at an exercise price of $15.00 per share, and 100,000 warrants to purchase shares of its common stock at an exercise price of $7.20 per share to the institutional investor and an independent consultant.

     In March 2000, NeoMedia issued 187,500 shares of its common stock upon the exercise of outstanding warrants at a price of $7.38 per share. The gross proceeds of such transaction were approximately $1,383,000. The warrants were originally issued as payment for professional services provided to the Company.

     In February 2000, NeoMedia issued 39,535 shares of its common stock at a price of $6.88 per share to one individual and one institutional unrelated party. In connection with the sale, the Company also issued 2,500 warrants with an exercise price of $12.74 and 1,454 warrants with an exercise price of $9.56. The gross proceeds of such transaction were approximately $272,000.

     In February 2000, NeoMedia issued 50,000 shares of its common stock at a price of $6.00 per share to an institutional unrelated party. In connection with the sale, the Company also issued 2,982 warrants with an exercise price of $10.06. The gross proceeds of such transaction were approximately $300,000.

     In February 2000, NeoMedia issued 37,500 shares of its common stock upon the exercise of outstanding warrants at a price of $2.00 per share, originally issued in connection with the transaction described above in March 2002. The gross proceeds of such transaction were approximately $75,000.

     In January 2000, NeoMedia issued an aggregate of 301,368 shares of its common stock at a price of $3.75 per share to 14 unrelated parties, 3 of which were institutions and 11 of which were individuals, of which two were foreign. In connection with the sale, the Company also issued an aggregate of 12,570 warrants with an exercise price of $7.19, 5,400 warrants with an exercise price of $6.44, and 12,167 warrants with an exercise price of $7.37. The gross proceeds of such transaction were approximately $1,130,000. In connection with the sale, the Company issued as commissions 9,502 shares of its common stock valued at $7.09 per share.

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which cover "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were issued did not need the protection that registration would afford. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and the Company's transfer agent was instructed not to permit transfers unless directed to do so by the Company, after approval by its legal counsel. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

ITEM 6.  SELECTED FINANCIAL DATA

      The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes appearing in Item 8.

                             SELECTED FINANCIAL DATA


                                                     RESULTS FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                            2002       2001        2000          1999       1998      1997
                                          (ACTUAL)   (ACTUAL)    (ACTUAL)      (ACTUAL)   (ACTUAL)  (ACTUAL)
                                                     (in  thousands, except share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues                                   $9,399     $8,142     $27,565       $25,256   $23,478    $24,434
Cost of sales                               8,264      8,866      18,533        22,470    19,149     20,070
Gross margin                                1,135      (724)       9,032         2,786     4,329      4,364
Operating expenses                          5,852      7,840      14,615        13,032    15,945     10,268
Digital Convergence write-off                  --      7,354          --            --        --         --
Loss on impairment of assets                1,003      2,871          --            --        --         --
Loss from operations                      (5,720)   (18,789)     (5,583)      (10,246)  (11,616)    (5,904)
Interest expense/(income)                     178       (21)       (174)           226     (121)        147
Income tax provision/(benefit)                 --         --          --            --        --       (78)
Loss from continuing operations           (5,898)   (18,768)     (5,409)      (10,472)  (11,495)    (5,973)
Loss from operations and disposal
    of discontinued business unit         (1,523)    (6,701)          --            --        --         --
Net loss                                  (7,421)   (25,469)     (5,409)      (10,472)  (11,495)    (5,973)

LOSS PER SHARE DATA:
Loss per share from
  continuing operations                   ($0.26)    ($1.14)     ($0.39)       ($1.01)   ($1.34)    ($0.90)
Net loss per share                        ($0.33)    ($1.55)     ($0.39)       ($1.01)   ($1.34)    ($0.90)
Weighted average common
  shares outstanding (basic
  and diluted)                         22,330,485 16,410,246  13,931,104    10,377,478 8,560,849  6,615,107


CONSOLIDATED BALANCE SHEET DATA:
Total assets                               $4,323     $9,039     $40,594(a)    $13,657   $12,630    $19,799
Long-term debt                                226        390      14,042(b)        676       801        915

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


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Net sales. Total net sales for the year ended December 31, 2002 were $9.4 million, which represented a $1.3 million, or 16%, increase from $8.1 million for the year ended December 31, 2001. This increase primarily resulted from revenues relating to the Company's newly created SAN practice in 2002. The Company will continue to pursue additional sales of SAN products and services, and to the extent that such sales can be made, the Company expects total net sales to more closely resemble the results for the first nine months of 2002, rather than the first nine months of 2001.

     License fees. License fees were $0.4 million for the year ended December 31, 2002, compared with $0.6 million for the year ended December 31, 2001, a decrease of $0.2 million, or 33%. The decrease was due to lower sales of internally developed software licenses in 2002. Demand for such licenses has historically fluctuated from year to year. The Company intends to continue to increase sales efforts of its internally developed software licenses in the future.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees increased by $1.4 million, or 18%, to $9.0 million for the year ended December 31, 2002, as compared to $7.6 million for the year ended December 31, 2001. This increase primarily resulted from revenues relating to the Company's newly created SAN practice in 2002. The Company will continue to pursue additional sales of SAN products and services, and to the extent that such sales can be made, the Company expects resales to more closely resemble the results for the first nine months of 2002, rather than the first nine months of 2001.

     Cost of Sales. Cost of license fees was $0.8 million for the year ended December 31, 2002, a decrease of $1.6 million, or 67%, compared with $2.4 million for the year ended December 31, 2001. The decrease resulted from reduced amortization expense of capitalized development costs in 2002 relating to the PaperClick, MLM/Affinity, and Qode products that were written off during 2002. Cost of resales was $7.4 million for the year ended December 31, 2002, an increase of $0.9 million, or 14%, compared with $6.5 million for the year ended December 31, 2001. The increase resulted form increased resales in 2002 compared with 2001. Cost of resales as a percentage of related resales was 83% in 2002, compared to 86% in 2001. This decrease is due to an increased sales mix of higher-margin equipment products sold in 2002 compared to 2001.

       Gross Profit. Gross profit was $1.1 million for the year ended December 31, 2002, an increase of $1.8 million, or 257%, compared with negative gross profit of $(0.7) million for the year ended December 31, 2001. This increase primarily resulted from revenues relating to the Company's higer-margin SAN practice in 2002.

     Sales and marketing. Sales and marketing expenses were $1.0 million for the year ended December 31, 2002, compared to $2.5 million for the year ended December 31, 2001, a decrease of $1.5 million or 60%. This decrease resulted from a reduction in sales and marketing personnel following the Company's cost-reduction initiative started in the second half of 2001. The Company does not expect sales and marketing expenses to fluctuate dramatically from 2002 levels over the next 12 months.

     General and administrative. General and administrative expenses decreased by $0.7 million, or 15%, to $4.1 million for the year ended December 31, 2001, compared to $4.8 million for the year ended December 31, 2001. The decrease resulted primarily from a smaller administrative staff after the cost reduction initiative of late 2001. The Company expects general and administrative expense to decrease slightly during 2003 due to reduced professional service expenses, lease restructuring, and other cost reduction efforts.

     Research and development. During the year ended December 31, 2002, NeoMedia charged to expense $0.8 million of research and development costs, an increase of $0.3 million or 60% compared to $0.5 million charged to expense for the year ended December 31, 2000. The increase is primarily due to the fact that the Company was capitalizing the majority of its product development costs in 2001 as the Qode Commerce Solution was being implemented. The implementation was cancelled and the product discontinued in the third quarter of 2001. During the third quarter of 2002, development resources were devoted primarily to system maintenance. The company expects research and development costs will decline during 2003.

     Loss on Impairment of Assets. During 2002, the Company wrote off all assets associated with its PaperClickTM product line, resulting in an impairment charge of $1.0 million. During 2001, the Company wrote off all assets associated with its discontinued MLM/Affinity product line, resulting in an impairment charge of $2.9 million. The Company does not expect to take any additional losses form the impairment of capitalized software products during 2003.

     Loss on Digital:Convergence contract. During 2001, the Company wrote off all assets and liabilities relating to its intellectual property license with Digital:Convergence, resulting in a net charge of $7.4 million. There were no charges related to this contract in 2002. The Company does not expect any charges relating to this contract in the future.

     Interest expense (income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense/(income) increased by $199,000, or 948%, to $178,000 for the year ended December 31, 2002 from $(21,000) for the year ended December 31, 2001, due to reduced cash balances and the resulting increased borrowing costs associated with notes payable and other borrowing instruments throughout 2002 as compared to 2001.

     Loss from continuing operations. During the year ended December 31, 2002, the Company's loss from continuing operations decreased by $12.9 million or 69% from $18.8 million in 2001 to $5.9 million in 2002. The decrease resulted primarily from the $7.4 million write-off of the Digital Convergence license contract during the second quarter of 2001, combined with a loss on impairment of the Company's MLM/Affinity product line of $2.9 million in 2001 and a decrease of sales and marketing expense by $1.4 million in 2002 due to a reduction of the sales and marketing force.

     Loss from operations of discontinued operations. The Company discontinued operations of its Qode business unit in 2001, resulting in a loss from operations of discontinued business units of $3.6 million. There was no loss from operations of this unit during 2002.

     Loss on disposal of discontinued operations. The Company sustained a loss of $3.1 million in 2001 from the disposal of its Qode business unit in 2001. As of December 31, 2001, the Company reported net assets held for sale of $210,000 relating to this business unit, the sale of which was subject to a non-binding letter of intent with The Finx Group, Inc., a holding company based in Elmsford, NY. The Finx Group was to assume $620,000 in Qode payables and $800,000 in long-term leases in exchange for 500,000 shares of the Finx Group, right to use and sell Qode services, and up to $5 million in affiliate revenues over a five-year period. During June 2002, the Finx Group notified the Company that it did not intend to carry out the letter of intent due to capital constraints. As a result, during the year ended December 31, 2002, the Company recorded an additional expense of $1.5 million for the write-off of remaining Qode assets and liabilities.

     Net Loss. The net loss for the year ended December 31, 2002 was $7.4 million, which represented a $18.1 million, or 71% decrease from a $25.5 million loss for the year ended December 31, 2001. The decrease primarily resulted from the $7.4 million write-off of the Digital Convergence license contract during the second quarter of 2001, a loss on impairment of the Company's MLM/Affinity product line of $2.9 million in 2001, loss from discontinued Qode operations of $6.9 million in 2001, and a reduction in overhead expenses resulting from a reduction in force initiated in the third quarter of 2001.

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

     Cost of Sales. Cost of license fees was $2.4 million for the year ended December 31, 2001, an increase of $1.1 million, or 85%, compared with $1.3 million for the year ended December 31, 2000. The increase resulted from increased amortization expense of capitalized development associated with the Company's purchase of its Qode business unit in 2001. Cost of resales was $6.5 million for the year ended December 31, 2001, a decrease of $10.7 million, or 62%, compared with $17.2 million for the year ended December 31, 2000. The decrease resulted form decreased resales in 2001 compared with 2000. Cost of resales as a percentage of related resales was 86.0% in 2001, compared to 90% in 2000. This decrease is substantially due to a sales mix of higher-margin products such as service fees and maintenance contracts.

       Gross Profit. Gross profit/(loss) was $(0.7) million for the year ended December 31, 2001, a decrease of $9.7 million, or 108%, compared with gross profit of $9.0 million for the year ended December 31, 2000. This decrease primarily resulted from $7.8 million margin in 2000 relating to the Digital Convergence license contract, as well as overall increased sales in 2000 from our re-sale business.
     Sales and marketing. A portion of the compensation to the sales and marketing staff constitutes salary and is fixed in nature and the remainder of this compensation, which is paid as a commission, is directly related to sales volume. Sales and marketing expenses were $2.5 million for the year ended December 31, 2001, compared to $6.5 million for the year ended December 31, 2000, a decrease of $4.0 million or 61.5%. This decrease primarily resulted from fewer marketing personnel in 2001, coupled with a decrease in sales commissions from reduced sales. Sales and marketing expense will continue to decrease in 2002 as the Company moves away from its applications service provider model.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company may obtain up to $10.0 million over the next two years through its Equity Line of Credit agreement with Cornell Capital Partners LP. Management believes that this additional financing will be sufficient to sustain operations through April 30, 2003, however, there can be no assurances that the market for the Company's stock will support the sale of sufficient shares NeoMedia's stock to raise sufficient capital to sustain operations for such a period. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

      Net cash used in operating activities for the year ended December 31, 2002, 2001, and 2000, was $0.6, $5.2 million, and $6.8 million, respectively. During 2002, trade accounts receivable decreased $2.3 million, while accounts payable, accrued expenses and deferred revenue decreased $0.5 million. During 2001, trade accounts receivable inclusive of costs in excess of billings increased $0.7 million, while accounts payable, accrued expenses and deferred revenue increased $2.8 million. During 2000, trade accounts receivable inclusive of costs in excess billings increased $1.3 million, while accounts payable, accrued expenses and deferred revenue decreased $2.6 million. NeoMedia's net cash flow provided by (used in) investing activities for the years ended December 31, 2002, 2001, and 2000, was $42,000, ($2.8 million), and ($2.6 million), respectively. This decrease resulted from reduced capital spending in an effort to control costs.

     During the years ended December 31, 2002, 2001, and 2000 the Company's net loss totaled approximately $7,421,000, $25,469,000, and $5,409,000, respectively. As of December 31, 2002 the Company had accumulated losses from operations of approximately $70,765,000, had a working capital deficit of approximately $8,985,000, and approximately $70,000 in cash balances.

     Management believes it will need to have access to the Cornell Equity Line of Credit agreement, or raise additional capital from other sources to sustain the Company's operations in 2003. The failure of management to accomplish these initiatives will adversely effect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.


CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and write-offs of goodwill and other intangibles. The Company also has other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in our financial statements.

      Inventory Valuation. Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with revenue forecasts. If our demand forecast is greater than its actual demand the Company may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, the Company has excess capacity in our manufacturing facilities. Currently, the Company is not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

      Intangible Asset Valuation. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily uses weighted-average probability method outlined in FAS 144. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

      Allowance for Bad Debt. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.

INTANGIBLE ASSETS

      At the end of each quarter the Company performs impairment tests on each of its intangible assets, which include capitalized patent costs, capitalized software development costs, and purchased software. In doing so, the Company evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected revenue to be derived from the asset. Intangible asset balances are then adjusted to their current net realizable value based on these criteria if impaired.

FINANCING AGREEMENTS

         As of December 31, 2002, the Company was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows the Company to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. The Company and GE Access are currently operating under an additional arrangement under which GE Access retains 50% of the Company's proceeds from sales financed by GE Access, and applies the portion of proceeds toward past due balances. This arrangement temporarily reduces by half the Company's cash flow from resales of equipment and software financed by GE Access. The Company expects to begin receiving 100% of the proceeds from such sales during the first half of 2003. Termination of the Company's financing relationship with GE Access could materially adversely affect the Company's financial condition. Management expects the agreement to remain in place in the near future.

OTHER DEBTS

     On December 2, 2002, the Company issued to Michael Kesselbrenner, a private investor, a Promissory Note in the principal amount of $165,000, bearing interest at a rate of 12% per annum, with a maturity of 150 days. In connection with the default provision of the Promissory Note, the Company entered into a Pledge Agreement, dated December 2, 2002, under which the Company issued 53,620,020 shares of common stock to an unrelated third party as collateral for the Promissory Note. The investor only funded to the Company $84,000 of the principal amount of the note. The Company repaid this note during March 2003, and the shares held in escrow were returned. The Company has not further obligation under this note agreement..

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

     During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and mature at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit are registered with the SEC. The notes are convertible, at the option of the holder, into either cash or shares of our common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, is recognizable as debt discount, and is being amortized over the life of the notes payable. Any unamortized debt discount related to beneficial conversion feature will be charged to expense upon conversion, as interest expense. In the event NeoMedia defaults on the note, NeoMedia will issue an additional 1,483,318 shares of its common stock to the note holders. The notes are secured by our intellectual property, which is subject to first lien by AirClic, Inc. During March 2003, two of the affiliated parties, Mr. William Fritz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Mr. Charles Fritz's note in full during March 2003. NeoMedia will continue to pursue additional capital through the issuance of Convertible Secured Promissory Notes with the same terms as above.

GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Through December 31, 2002, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether NeoMedia will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

     This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional funds through its $10 million Equity Line of Credit with Cornell. However, no assurances can be given as to the success of these plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. NeoMedia has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. NeoMedia does not expect the adoption to have a material impact to NeoMedia's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. Neomedia has implemented the provision of SFAS No. 144 and has concluded that the adoption does not have a material impact on the Company's financial statements.In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. NeoMedia has implemented the provisions of SFAS No. 144 and has concluded that the adoption does not have a material impact on the Company's financial statements.

     During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

     On June 7, 1999, the Company filed a Report on Form 8-K reporting that KPMG LLP had resigned as the Company's independent auditors. In connection with the audit of NeoMedia's financial statements for the fiscal year ended December 31, 1998 and in the subsequent interim periods, there were no disagreements with KPMG LLP on any matters of accounting principles or practice, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the matter in their report. In their report ended March 18, 1998 for the year ended December 31, 1997, KPMG LLP did not issued a qualified or adverse opinion. Effective July 14, 1999, the Company engaged Arthur Andersen LLP to audit its consolidated financial statements for the fiscal year ending December 31, 1999.

     On October 29, 2001, the Company filed a Report on Form 8-K reporting that it had dismissed Arthur Andersen LLP as its independent auditors. In connection with the audit of NeoMedia's financial statements for the fiscal years ended December 31, 2000 and 1999 and in the subsequent interim periods, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practice, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP, to make reference to the matter in their report. In their report dated March 30, 2001, for the years ended December 31, 2000 and 1999, Arthur Andersen LLP did not issue an adverse opinion, but did issue a qualified opinion with a "going concern" clause. Effective October 25, 2001 the Company engaged Stonefield Josephson, Inc. as our new independent accountants.

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH NEOMEDIA TECHNOLOGIES, INC.'S FILING FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.



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

Tampa, Florida
March 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Neomedia Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Neomedia Technolgies, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neomedia Technologies, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's significant operating losses, working capital deficit, and current cash flow position raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
April 2, 2003

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,
                                                                         ---------------------------
                                                                            2002           2001
                                                                            ----           ----
ASSETS
Current assets:
      Cash and cash equivalents                                              $   70         $  134
      Trade accounts receivable, net of allowance for doubtful accounts
         of $55 in 2002 and $65 in 2001                                         327          2,626
      Inventories                                                               112            197
      Current assets of discontinued business unit                               --            210
      Prepaid expenses and other current assets                                 629            582
                                                                         ------------   ------------
      Total current assets                                                    1,138          3,749

      Property and equipment, net                                                98            205
      Capitalized patents, net                                                2,244          2,500
      Capitalized and purchased software costs, net                             149          1,828
      Other long-term assets                                                    694            757
                                                                         ------------   ------------

           Total assets                                                      $ 4,323        $ 9,039
                                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                       $ 3,313        $ 2,886
      Amounts due under financing agreements                                     430          2,283
      Liabilities in excess of assets of discontinued business unit            1,495             --
      Accrued expenses                                                         2,325          1,922
      Current portion of long-term debt                                          425            149
      Notes payable                                                              893            750
      Sales taxes payable                                                        326            148
      Deferred revenues                                                          879            767
      Other                                                                       37              7
                                                                         ------------   ------------
           Total current liabilities                                          10,123          8,912


Long-term debt, net of current portion                                           226            390
                                                                         ------------   ------------


           Total liabilities                                                  10,349          9,302
                                                                         ------------   ------------

Shareholders' deficit:
      Preferred stock, $0.01 par value, 25,000,000 shares authorized,none issued
        and outstanding in 2002, 452,489 issued and outstanding in 2001           --              5
      Additional paid-in capital, preferred stock                                 --            878
      Common stock, $0.01 par value, 200,000,000 shares authorized,87,136,802 shares issued and 30,746,968 outstanding in 2002, 20,446,343 shares
        shares issued and 18,804,917 outstanding in 2001                         307            188
      Additional paid-in capital                                              65,442         63,029
      Stock subscription receivable                                               --           (240)
      Deferred stock-based compensation                                         (231)           ---
      Accumulated deficit                                                    (70,765)       (63,344)
      Treasury stock, at cost, 201,230 shares of common stock                   (779)          (779)
                                                                         ------------   ------------
      Total shareholders' deficit                                             (6,026)          (263)
                                                                         ------------   ------------
           Total liabilities and shareholders' deficit                       $ 4,323        $ 9,039
                                                                         ============   ============


 The accompanying notes are an integral part of these consolidated balance sheets.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                                    2002           2001           2000
NET SALES:
     License fees                                                                $   446        $   576       $  8,417
     Resale of software and technology equipment and service fees                  8,953          7,566         19,148
                                                                           -------------- ----------------  -----------
     Total net sales                                                               9,399          8,142         27,565
                                                                           -------------- ----------------  -----------

COST OF SALES:
     License fees                                                                    841          2,355          1,296
     Resale of software and technology equipment and service fees                  7,423          6,511         17,237
                                                                           -------------- ----------------  -----------
     Total cost of sales                                                           8,264          8,866         18,533
                                                                           -------------- ----------------  -----------

GROSS PROFIT (LOSS)                                                                1,135          (724)          9,032

     Sales and marketing expenses                                                  1,009          2,519          6,504
     General and administrative expenses                                           4,068          4,772          7,010
     Research and development costs                                                  775            549          1,101
     Loss on impairment of assets                                                  1,003          2,871             --
     Loss on Digital:  Convergence license contract                                   --          7,354             --
                                                                           -------------- ----------------  -----------

     Loss from operations                                                         (5,720)       (18,789)        (5,583)
     Interest expense (income), net                                                  178            (21)          (174)
                                                                           -------------- ----------------  -----------

     Loss from continuing operations                                              (5,898)       (18,768)        (5,409)
     Discontinued operations (Note 1):
        Loss from operations of discontinued business unit                            --        (3,613)             --
        Loss on disposal of discontinued  business unit,  including provision of
     $0 in 2002 and $439 in 2001 for operating losses during
     phase-out period                                                             (1,523)        (3,088)             --
                                                                           -------------- ----------------  -----------

NET LOSS                                                                       $  (7,421)     $ (25,469)      $ (5,409)
                                                                           ============== ================  ===========

NET LOSS PER SHARE FROM CONTINUING OPERATIONS-
     BASIC AND DILUTED                                                           ($0.26)        ($1.14)        ($0.39)
                                                                           ============== ================  ===========

NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS-
     BASIC AND DILUTED                                                           ($0.07)        ($0.41)             --
                                                                           ============== ================  ===========

NET LOSS PER SHARE--BASIC AND DILUTED                                            ($0.33)        ($1.55)        ($0.39)
                                                                           ============== ================  ===========

Weighted average number of common shares--basic and diluted                   22,330,485     16,410,246     13,931,104


 The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEARS ENDED DECEMBER 31,
                                                                               2002       2001        2000
                                                                               ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  ($7,421)  ($25,469)    ($5,409)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                               1,061      3,369       2,336
    Inventory reserve                                                             130         --          --
    Loss on disposal of discontinued business units                             1,523      2,649          --
    Loss on disposal of and impairment of assets                                1,003      2,871          58
    Effect of loss on Digital:Convergence contract                                 --      7,354          --
    Preferred stock issued to pay advertising expense                              --        882          --
    Expense associated with warrant repricing                                     195        947          --
    Fair value of expense portion of stock based
             compensation granted for professional services                       685         69         437
    Amortization of discount on convertible debt                                   23         --          --
    Changes in operating assets and liabilities
      Trade accounts receivable, net                                            2,299       (663)      1,459
      Digital Convergence receivable                                               --         --      (2,767)
      Prepaid - Digital Convergence                                                --        118          --
      Other current assets                                                        346       (109)       (121)
      Other long-term assets                                                       --         --        (194)
      Accounts payable, amounts due under financing agreements, liabilities in excess of assets of discontinued business unit, accrued expenses and
    stock liability                                                              (584)     2,466      (2,758)
      Deferred revenue                                                            112        318         184
      Other current liabilities                                                    30         (4)         --
                                                                            ----------- ---------- -----------
        Net cash used in operating activities                                    (598)    (5,202)     (6,775)
                                                                            ----------- ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalization of software development and purchased intangible assets
                                                                                 (21)    (2,883)     (2,317)
    (Increase)/decrease in value of life insurance policies
                                                                                   63        158       (199)
    Acquisition of property and equipment
                                                                                   --       (81)       (123)
                                                                            ----------- ---------- -----------
      Net cash used in investing activities
                                                                                    42    (2,806)     (2,639)
                                                                            ----------- ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock,  net of issuance  costs of $0 in
        2002, $149 in 2001, and $74 in 2000
                                                                                     8      1,638       9,203
    Net proceeds from exercise of stock warrants
                                                                                   45      1,045       2,877
    Net proceeds from exercise of stock options
                                                                                  274        138         537
    Common stock repurchased
                                                                                   --         --       (779)
    Borrowings under notes payable and long-term debt
                                                                                  165        504          --
    Change in restricted cash
                                                                                   --        750         194
    Pepayments on notes payable and long-term debt
                                                                                   --      (386)       (625)
                                                                            ----------- ---------- -----------
      Net cash provided by financing activities
                                                                                   492      3,689      11,407
                                                                            ----------- ---------- -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                  (64)    (4,319)       1,993

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                                   134      4,453       2,460
                                                                            ----------- ---------- -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $70       $134      $4,453
                                                                            =========== ========== ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid/(received) during the year                                       $15      ($61)        $170
    Income tax paid                                                                 --         --          --
    Non-cash investing and financing activities:
    Net assets  acquired as part of Qode  purchase  agreement  in  exchange  for
        common stock and forgiveness of note                                        --      1,800          --
    Shares earned by Qode.com under purchase agreement                              --         13
    Accounts payable converted to note payable                                      --        246          --
    Common stock issued in exchange for note receivable                             --        240          --


    Net assets classified as "Liabilities held for sale"                            --        210          --
    Daystar assets purchased with shares of common stock                            --         --       3,520
    Warrants issued for license contract                                            --         --       4,704
    Deferred revenue relating to license contract                                   --         --      15,432
    Common stock and options issued to settle debt                                 343         --          --
    Cancellation of common stock issued in 2001 to offset stock
    subscription receivable                                                       (240)        --          --
    Net effect of issuance and subsequent
        cancellation of common stock underlying notes receivable                  (190)        --          --
    Beneficial conversion features                                                  23
    Stock and  warrants issued with convertible promissory notes                    37         --          --



 The accompanying notes are an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                      COMMON STOCK                              PREFERRED STOCK               TREASURY STOCK
                --------------------------                  -------------------------        -----------------
                                 ADDITIONAL STOCK     DEFERRED                  ADDITIONAL                        TOTAL
                                 PAID-IN  SUBSCRIPTION STOCK                    PAID-IN  ACCUMULATED              STOCKHOLDERS'
                  SHARES  AMOUNT CAPITAL  RECEIVABLE COMPENSATION SHARES AMOUNT CAPITAL   DEFICIT  SHARES AMOUNT  EQUITY
BALANCE,
DECEMBER 31,
1999            12,023,389   $119 $36,367        -         -        -       -      - ($32,466)      -       -   $4,020

Exercise of
stock options      182,787      2     535        -         -        -       -      -        -       -       -      537

Issuance of
common stock
through Private
placement, net
of $170 of
Issuance costs   1,415,279     15   9,188        -         -        -       -      -        -       -       -    9,203

Fair value of
warrants issued
for
Professional
services
rendered                 -      -     253        -         -        -       -      -        -       -       -      253

Fair value of
stock issued
for
professional
Services
rendered            21,500      1     183        -         -        -       -      -        -       -       -      184

Fair value of
warrants issued
Related to
license
agreement With
Digital
Convergence              -      -   4,704        -         -        -       -      -        -       -       -    4,704

Exercise of
warrants           495,600      5   2,872        -         -        -       -      -        -       -       -    2,877

Stock issued to
purchase assets    321,829      3   3,517        -         -        -       -      -        -       -       -    3,520

Treasury stock
at cost                  -      -       -        -         -        -       -      -        - 201,230   (779)    (779)

Net Loss                 -      -       -        -         -        -       -      -  (5,409)       -       -  (5,409)
                -------------------------------------------------------------------------------------------------------
BALANCE,        14,460,384   $145 $57,619        -         -        -       -      -($37,875) 201,230  ($779)  $19,110
DECEMBER 31,
2000
                -------------------------------------------------------------------------------------------------------
Exercise of         38,560      -     138        -         -        -       -      -        -       -       -      138
employee options

Issuance of
Common Stock
through private
Placement, Net
of $149 of
issuance costs   3,490,750     35   1,843        -         -        -       -      -        -       -       -    1,878

Expense
associated with
warrant
repricing                -      -     947        -         -        -       -      -        -       -       -      947

Fair value of
options issued
for
Professional
services
rendered                 -      -      69        -         -        -       -      -        -       -       -       69

Exercise of
Warrants           505,450      5   1,040        -         -        -       -      -        -       -       -    1,045

Stock issued to
purchase assets    309,773      3   1,373        -         -        -       -      -        -       -       -    1,376

Issuance of
Preferred Stock
for services             -      -       -        -         -  452,489       5    878        -       -       -      883

Stock
Subscription
Receivable                                   (240)         -                                                     (240)

Net Loss                 -      -       -        -         -        -       -      - (25,469)       -       - (25,469)
                -------------------------------------------------------------------------------------------------------
BALANCE,        18,804,917   $188 $63,029    (240)         0  452,489      $5   $878($63,344) 201,230  ($779)   ($263)
DECEMBER 31,
2001
                -------------------------------------------------------------------------------------------------------
Exercise of
employee options 5,252,455     52     222        -         -        -       -      -        -       -       -      274

Issuance of
Common Stock
through private
Placement, Net
of $0 of
issuance costs      55,000      1       7        -         -        -       -      -        -       -       -        8

Cancellation of              (30)
Private

Placement Shares(3,000,000)         (210)        -         -        -       -      -        -       -       -    (240)

Expense
associated with
warrant
repricing                -      -     195        -         -        -       -      -        -       -       -      195

Fair value of
stock issued
for
professional
services
rendered         4,900,000     49     192        -         -        -       -      -        -       -       -      241

Fair value of
options and
warrants issued
for
professional
services
rendered                 -      -     723        -         -        -       -      -        -       -       -      723

Exercise of
Warrants           369,450      4      41        -         -        -       -      -        -       -       -       45

Stock issued to
pay liabilities  2,556,987     24     319        -         -        -       -      -        -       -       -      343

Conversion of
preferred stock
to common stock    452,489      5     878        -         -(452,489)     (5)  (878)        -       -       -        -

Issuance of
warrants and
stock with
convertible
notes payable    1,355,670     14      23        -         -        -       -      -        -       -       -       37

Benefical
conversion
feature
embedded in
convertible
notes payable            -      -      23        -         -        -       -      -        -       -       -       23

Stock
Subscription
Receivable               -      -       -      240         -        -       -      -        -       -       -      240

Deferred Stock
Compensation             -      -       -        -     (231)        -       -      -        -       -       -    (231)

Net Loss                 -      -       -        -         -        -       -      -  (7,421)       -       -  (7,421)
                -------------------------------------------------------------------------------------------------------
BALANCE,        30,746,968   $307 $65,442        0     (231)        0      $0     $0($70,765) 201,230  ($779) ($6,026)
DECEMBER 31,
2002
                -------------------------------------------------------------------------------------------------------


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

NEOMEDIA CONSULTING AND INTEGRATION SERVICES (NCIS)

      NCIS (systems integration service offerings) resells client-server equipment and related software, and general and specialized consulting services targeted at software driven print applications, especially at process automation of production print facilities through its integrated document factory solution. Systems integration services also identifies prospects for custom applications based on our products and services. This unit recently moved its business offerings to a much higher Value-Add called Storage Area Networks (SAN). The operations are based in Lisle, Illinois.

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

      We derive revenues from two primary sources: (1) license revenues and (2) resale of software and technology equipment and service fee revenues.

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

      The basis for license fee revenue recognition is substantially governed by American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable.

      Revenue for resale of software and technology equipment and service fee is recognized based on guidance provided in Securities and Exchange Commission
(SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended (SAB 101). Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support and are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed. The Company uses stand-alone pricing to determine an element's vendor specific objective evidence (VSOE) in order to allocate an arrangement fee amongst various pieces of a multi-element contract. NeoMedia records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.


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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The purchase price at the original purchase date was calculated and allocated as follows:

Original Shares: 274,699 issued at $4.95                          1,360,000
Contingent shares: 35,074 issued at $0.39                         $  13,000
                                                         -------------------
  Total purchase price                                          $ 1,373,000
                                                         -------------------
PURCHASE PRICE ALLOCATED AS FOLLOWS:
ASSETS PURCHASED
  Trade receivables                                               $   5,000
  Inventory                                                         144,000
  Prepaid expenses                                                   49,000
  Furniture & fixtures                                              913,000
  Capitalized development costs                                   2,132,000
  Capitalized software                                               83,000
  Refundable deposits - non-current                                  38,000

LIABILITIES ASSUMED
  Accounts payable                                                (981,000)
  Forgiveness of note receivable                                  (440,000)
  Interest receivable                                              (10,000)
  Current portion of long-term debt                               (117,000)
  Note payable                                                     (24,000)
  Capitalized lease obligation                                    (419,000)
                                                         -------------------

    Total purchase price allocated                              $ 1,373,000
                                                         ===================

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

         At the end of each of certain interim periods as outlined in the purchase agreement, the number of cumulative shares earned by Qode.com is calculated based on revenue and page views and the shares are released. The resulting financial impact on NeoMedia is a proportionate increase in the long-term assets acquired from Qode, with a corresponding increase in depreciation expense from that point forward. The amount of the increase in long-term assets is dependent upon the number of shares released from escrow, as well as the value of NeoMedia stock at the time of measurement. The first such measurement date was July 1, 2001. At the end of the 12-month measurement period (February 28, 2002), the number of shares issued to Qode under the earn-out was 35,074, allocated as outlined in the table above. The remaining 1,641,426 shares

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are being held in escrow pending the results of negotiations between the Company and Qode with respect to a disagreement over the performance of, and investment in, the Qode business unit for the period March 1, 2001 through February 28, 2002. As a result, all such shares may be released to Qode.

      Intangible assets

     Intangible assets acquired from Qode.com include:

         i). Purchased software licenses relating to the development of the Qode Universal Commerce Solution, amortized on a straight-line basis over three years.

         ii). Capitalized software development costs relating to the development of the Qode Universal Commerce Solution.

Other

     On May 31, 2001, three creditors of Qode.com, Inc. filed in the U.S. Bankruptcy Court an involuntary bankruptcy petition for Qode.com, Inc. On July 22, 2002, the case was converted to Chapter 7, U.S. Bankruptcy Code.

Disposal of Qode Business Unit

         On August 31, 2001, the Company signed a non-binding letter of intent to sell the assets and liabilities of its Ft. Lauderdale-based Qode business unit, which was acquired in March 2001, to The Finx Group, Inc., a holding company based in Elmsford, NY. The Finx Group was to assume $620,000 in Qode payables and $800,000 in long-term leases in exchange for 500,000 shares of the Finx Group, right to use and sell Qode services, and up to $5 million in affiliate revenues over the next five years. During the third and fourth quarters of 2001 and the first quarter of 2002, the company recorded a $2.6 million expense from the write-down of the Qode assets/liabilities to net realizable value.

         The loss for discontinued operations during the phase-out period from August 31, 2001 (measurement date) to September 30, 2001 was $439,000. No further loss is anticipated.

         During June 2002, the Finx Group notified the Company that it did not intend to carry out the letter of intent due to capital constraints. As a result, during the three-month period ended June 30, 2002, the Company recorded an additional expense of $1.5 million for the write-off of remaining Qode assets. As of December 31, 2002, the Company had $1.5 million of liabilities relating to the Qode system on its books.

DIGITAL:CONVERGENCE CORPORATION INTELLECTUAL PROPERTY LICENSE AGREEMENT

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

      In the first quarter of 2001, DC issued the Company an interest bearing $3 million note payable in lieu of a $3 million cash payment due in January 2001. The Company also received shares of DC stock in January with a contractual value of $2 million as part of the first contract-year royalties due. The note was originally due on April 24, 2001, however, on that date the Company agreed to

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extend it until June 24, 2001.  The Company also  partially  wrote down,  in the first quarter of 2001, the value of the remaining DC stock receivable, and DC stock that had been received in January, to a value that management believed was reasonable at the time (50% of the valuation stipulated in the contract). The write-down consisted of a reduction in assets of $7.7 million and a corresponding reduction in liabilities of $7.7 million. The DC stock received in January 2001 was valued at $1 million and the DC receivable was valued at $9.2 million. In April 2001, the Company received additional shares of DC stock with a $5 million value based on the valuation method stipulated in the contract. No revenue was recognized related to these shares and the shares were not recorded as an asset due to DC's worsening financial condition. All assets and liabilities relating to the contract were subsequently written off in the second quarter of 2001 (see below).

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


                                                           December 31,         March 31,          Write-off
                                                                              2001 Balances
                                                          2000 Balances        (Unaudited)       June 30, 2001
                                                         --------------------------------------------------------
                                                                         (Dollars in thousands)
                                                         --------------------------------------------------------
ASSETS
Available for sale securities - Digital Convergence       $           -     $     1,000        $     1,000
Trade Accounts Receivable                                         2,500           1,500              1,500
Digital Convergence receivable                                    5,144           5,144              5,144
Prepaid expenses (current portion)                                  470             470                470
Digital Convergence receivable, net of current portion           10,288           2,572              2,572
Prepaid DC (long-term portion)                                    4,116           3,998              3,998
                                                         -----------------  ------------------ ------------------
  Total assets                                            $      22,518     $    14,684        $    14,684
                                                         =================  ================== ==================

LIABILITIES
Deferred revenues DC                                      $      1,543      $       772        $       772
Long-term deferred revenues - DC                                13,503            6,558              6,558
                                                         -----------------  ------------------ ------------------
  Total liabilities                                       $     15,046      $     7,330        $     7,330
                                                         =================  ================== ==================

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The net effect of the write-off was a $7,354,000 non-cash charge to income during the second quarter of 2001, which is included in Loss on
Digital:Convergence License Contract in the consolidated statements of operations for the year ending December 31, 2001. Any future revenues related to this contract will be recorded as payments are received.

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

      On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, PA, for breach of contract relating to the July 3, 2001 non-binding letter of intent signed by the Company and AirClic. AirClic claims that the Company violated express representations and warranties relating to the Company's assets and state of business affairs. AirClic seeks a judgment to accelerate repayment of the $500,000 note due January 11, 2002, and to relieve AirClic from any obligation to make further loans to the Company as outlined in the letter of intent. (see "Legal Proceedings" in Footnote 11)

      AirClic also filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. In this second action, AirClic seeks a declaration that certain core intellectual property securing the note issued by the Company to AirClic, some of which is patented and others for which a patent application is pending, is invalid and in the public domain. Any declaration that the Company's core patented or patentable technology is non-protectable and in the public domain would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this second action as well. On November 21,2001, the Company filed a motion to dismiss the complaint. On December 19, 2001, AirClic filed a response opposing that position. On September 18, 2002, the court ruled in favor of the Company and dismissed AirClic's complaint.


ADVERTISING EXPENSE

During the year ended December 31, 2001, the Company entered into a one-year license agreement with About.com, Inc. to provide the Qode Universal Commerce SolutionTM to About.com's users. In June 2001, About.com ran banner ads on its site promoting the Qode Universal Commerce SolutionTM. As part of this transaction, About.com received 452,489 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of the 500,000 total Series B
Convertible Preferred shares the Company is authorized to issue, in consideration for these promotions. The Company recorded an advertising expense of $882,000 associated with this transaction in sales and marketing expense in the accompanying consolidated statements of operations. The agreement with About.com was terminated on August 31, 2001, in anticipation of the sale of the Qode assets to the Finx Group. Total advertising expense for the years ended December 31, 2002, 2001, and 2000 was $4,000, $883,000, and $70,000,
respectively.


SEVERANCE EXPENSE

      During the third quarter of 2001, the Company laid off 55 employees, including the chief technology officer and the chief operating officer, representing a 60% decrease in its total workforce. In connection with the

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OPTION AND WARRANT REPRICING PROGRAMS

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


     In June 2002, the Company repriced 3 million of its common stock warrants from $0.12 to $.05 per share. All of the warrants were exercised immediately. The Company recognized an expense of $132,000 related to this repricing.


      In April 2002, in order to encourage the exercise of options, our Board of Directors adopted an option repricing program. Under the program, those persons holding options granted under the 1996, 1998 and 2002 Stock Option Plans, to the extent their options were exercisable during the period ending October 9, 2002, were allowed to exercise the option at a price which is the greater of $0.12 per share or 50% of the last sale price of a share of our common stock on the OTC Bulletin Board on the trading date immediately preceding the date of exercise. No options were exercised under the program and no expense was recognized relating to the program.

      During March 2002, the Company repriced approximately1.2 million of its common stock warrants for a period of six months. During the term of the warrant repricing program, participating holders were entitled to exercise qualified warrants at an exercise price per share equal to the greater of (1) $0.12 or (2) 50% of the last sale price of shares of Common Stock on the OTCBB, on the trading date immediately preceding the date of exercise. Approximately 370,000 warrants were exercised in connection with the program, and NeoMedia recognized approximately $63,000 in expense relating to the repricing during the year ended December 31, 2002.


WARRANT ISSUANCE

      In June 2001, the Board of Directors approved the issuance of 414,000 warrants for Charles W. Fritz, NeoMedia's Chairman, CEO, and President at an exercise price of $2.09. The warrant grant was later rescinded during 2001 and the warrants were not issued.

      In June 2002, the Board of Directors approved the issuance of 1,500,000 warrants for Charles W. Fritz, NeoMedia's Chairman, at an exercise price of $0.05, to replace warrants exercised in the Company's warrant repricing program for which Mr. Fritz received no profit. The Company recognized an expense of

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $66,000 relating to the issuance of these warrants in the accompanying consolidated statement of operations.

VALUATION AND RESERVES

Allowance for doubtful accounts activity for the years ended December 31, 2002 and 2001 was as follows:

                                                     (dollars in thousands)
                                                   -------------------------
                                                           2002       2001
                                                           ----       ----
Beginning balance                                           $65        $484

Bad debt expense                                             41           -

Write-off of uncollectible accounts                           -         (68)

Collection of accounts previously written off                 -        (182)

Adjustment to general allowance                             (51)       (169)
                                                   -------------------------
  Ending balance                                            $55         $65
                                                   =========================


INVENTORIES

      Inventories are stated at the lower of cost or market, and at December 31, 2002 and 2001 were comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. At December 31, 2002, the reserve for obsolescence was $130,000. Reserves for obsolescence were increased by $130,000 for 2002.

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

      Depreciation expense was $108,000, $249,000, and $263,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

CAPITALIZED AND PURCHASED SOFTWARE COSTS

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Intangible assets activity for the years ended December 31, 2002 and 2001 were as follows:

                                                     (dollars in thousands)
                                                 ---------------------------
                                                       2002           2001
                                                       ----           ----
CAPITALIZED PATENTS
Beginning balance                                      $2,500        $2,661

Additions                                                  17           102

Amortization                                            (273)         (263)
                                                 ---------------------------
  Ending balance                                       $2,244        $2,500
                                                 ===========================

CAPITALIZED & PURCHASED SOFTWARE COSTS
Beginning balance                                      $1,828        $6,382

Additions                                                   4         2,391
Intangible assets moved

    (to)/from "Assets Held for Sale"                    1,027       (1,027)

Disposals/write-offs                                  (2,030)       (3,061)

Amortization                                            (680)       (2,857)
                                                 ---------------------------
  Ending balance                                         $149        $1,828
                                                 ===========================

      Amortization expense of intangible assets was $953,000, $3,120,000, and $2,073,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

LOSS ON IMPAIRMENT OF ASSETS

      In connection with the Company's reduction in work force during the third quarter 2001, the Company sold the rights to its Pacer Advantage end-user software product for $40,000 cash. Accordingly, the Company wrote off all its assets aggregating $2.9 million related to the MLM/Affinity program including assets pertaining to the purchase of Daystar services, LLC and a customer list purchased in 1998. Revenue related to the MLM/Affinity program was $0, $92,000, and $259,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Net loss allocated to the MLM/Affinity program was $0, $832,000, and $1,075,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

      During the year ended December 31, 2002, the Company recognized an impairment charge of $1.0 million relating to its PaperClick physical-world-to-internet software solution. Due to capital constraints, the Company is not currently able to devote full-time resources and infrastructure to commercializing the technology.


EVALUATION OF LONG-LIVED ASSETS

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. We adopted this new statement on January 1, 2002, and concluded that the effect of adopting this statement had no material impact on our financial position, results of operations, or cash flows.


INCOME TAXES

      In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2002, 2001, and 2000.

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

                                            DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMBER 31,
                                            -----------------    -----------------    -------------
                                                                                           2000
      Outstanding Stock Options                10,801,219            4,214,000          4,294,000
      Outstanding Warrants                      7,433,758            3,240,000          3,968,000

FINANCIAL INSTRUMENTS

      The Company believes that the fair value of its financial instruments approximate carrying value.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $55,000, $65,000, and $484,000 in its December 31, 2002, 2001, and 2000 consolidated balance sheets, respectively. NeoMedia had net sales to one major customer in the
telecommunications   industry   (Ameritech)  of  $3,362,000,   $2,983,000,   and
$5,824,000 during the years ended December 31, 2002, 2001, and 2000, respectively, resulting in trade accounts receivable of $47,000, $1,499,000, and $229,000 as of December 31, 2002, 2001, and 2000, respectively. In addition, a single company supplies the majority of the Company's resold equipment and software, which is re-marketed to this customer. Accordingly, the loss of this customer or supplier would materially adversely affect the Company's operations. Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 87%, 73%, and 66% of NeoMedia's revenue for the years ended December 31, 2002, 2001, and 2000, respectively. NeoMedia had license fees to one major customer (DC) of $7,768,000 during the year ended
December 31, 2000, resulting in an accounts receivable of $2,500,000 as of December 31, 2000. Revenue generated from this licensing agreement accounted for approximately 28% of NeoMedia revenue for the year ended December 31, 2000. No revenue was recognized under this agreement during the years ended December 31, 2002 or 2001.

RECLASSIFICATIONS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

COMPREHENSIVE INCOME

       For the years ended December 31, 2002, 2001, and 2000, the Company did not have other comprehensive income and therefore has not included the statement of comprehensive income in the accompanying financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. NeoMedia has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. NeoMedia does not expect the adoption to have a material impact to NeoMedia's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to its financial position or results of operations. Neomedia has implemented the provision of SFAS No. 144 and has concluded that the adoption does not have a material impact on the Company's financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions. NeoMedia does not expect the adoption to have a material impact to NeoMedia's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria was based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

3.    LIQUIDITY

      During the years ended December 31, 2002, 2001, and 2000 the Company's net loss totaled approximately $7,421,000, $25,469,000, and $5,409,000, respectively. As of December 31, 2002 the Company had an accumulated deficit of approximately $70,765,000 and approximately $70,000 in unrestricted cash balances. As of December 31, 2002, the Company had negative working capital of $8,985,000 and negative cashflow from operations of $598,000. The Company's unrestricted cash balance as of February 5, 2003 was approximately $44,000 (unaudited).

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On November 12, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell under which Cornell agreed to purchase up to $10.0 million of NeoMedia's common stock and over the next two years, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase is $150,000 with a minimum of seven days between purchases. The shares will be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company will pay 5% of the gross proceeds of each purchase to Cornell as a commission. According to the terms of the agreement, the Company cannot draw on the line of credit until the shares underlying the agreement are registered for trading with the Securities and Exchange Commission. On February 14, 2003, the SEC declared effective the S-1 registration statement containing 100 million shares underlying the Equity Line of Credit.

      The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

      Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. Management's plan is to secure adequate funding to bridge to revenue generation from the Company's valuable intellectual property portfolio and PaperClickTM internet "switching" software. To this end, the Company has retained the law firm of Baniak Pine & Gannon to pursue potential license agreements, and plans to implement a sales strategy for PaperClickTM upon receipt of adequate funding. Additionally, on March 13, 2003, the Company announced that it has reached an agreement in principal to acquire and merge with Loch Energy, Inc. ("Loch"), an oil and gas provider based in Humble, Texas. Loch currently owns mineral and lease rights to five properties, totaling approximately 130 acres, near Houston, Texas. Loch's portion of the proven reserves on the five properties is estimated at 7,707,247 barrels. Loch's portion of the probable reserves on the five properties is estimated at an additional 5,963,748 barrels. The merger would provide for one share of common stock of the Company to be exchanged for every four shares of Loch common stock on an adjusted basis, and additional "earn out" shares to be issued to Loch shareholders based on actual oil production in the first year after closing. Total shares to be issued to Loch shareholders will not exceed 50% of NeoMedia outstanding shares. The merger is subject to negotiations of definitive contracts, corporate filing requirements, completion of due diligence and any required approval by the Boards of Directors and shareholders of each company. It is anticipated that closing would occur approximately 30 days after such conditions are satisfied.

4.    CONTRACT ACCOUNTING

      NeoMedia periodically enters into long-term software development and consultation agreements with certain customers. As of December 31, 2002 and 2001, certain contracts were not completed and information regarding these uncompleted contracts was as follows:

                                                         (dollars in thousands)
                                                       ------------------------
                                                            2002          2001
                                                            ----          ----
Costs incurred on contracts                                   $7           $50

Profit to date                                                 3            15
                                                       ------------------------
    Total costs and estimated earnings
                                                              10            65

Less - billings to date                                      (8)          (35)
                                                       ------------------------
  Costs and estimated earnings in excess of billings          $2           $30
                                                       ========================

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above figures are grouped in the accompanying consolidated balance sheets under the following captions:

                                                         (dollars in thousands)
                                                         ----------------------
                                                               2002       2001
Accounts receivable                                              $3        $43

Deferred revenue                                                (1)       (13)
                                                         ----------------------
  Costs and estimated earnings in excess of billings, net        $2        $30
                                                         ======================


5.    PROPERTY AND EQUIPMENT

      As of December 31, 2002 and 2001, property and equipment consisted of the following:

                                                     (dollars in thousands)
                                                    -------------------------
                                                          2002          2001
                                                          ----          ----
Furniture and fixtures                                    $274          $643

Leasehold improvements                                       -           109

Equipment                                                  166           326
                                                    -------------------------
     Total                                                 440         1,078
Less: accumulated depreciation

   Furniture and fixtures                                (208)         (273)

   Leasehold improvements                                    -         (109)

   Equipment                                             (134)         (226)

Less property and equipment held for sale                    -         (265)
                                                    -------------------------
      Total property and equipment, net                    $98          $205
                                                    =========================

      During the years ended December 31, 2002 and 2001, the Company took an impairment charge against property and equipment of $0.3 million and $0.6 million, respectively, relating to the discontinuation of its Qode business unit.


6.    INTANGIBLE ASSETS

      As of December 31, 2002 and 2001, intangible assets consisted of the following:

                                                      (dollars in thousands)
                                                     -------------------------
                                                           2002          2001
                                                           ----          ----
Cost:
Capitalized and purchased software costs                   $672        $8,520

Patents and related costs                                 3,142         3,125
                                                     -------------------------
        Total                                             3,814        11,645

                                                     -------------------------
Less: accumulated amortization:
     Capitalized and purchased software costs             (523)       (5,665)

     Patents and related costs                            (898)         (625)
                                                     -------------------------
       Total                                            (1,421)       (6,290)

                                                     -------------------------
Carrying value:
Capitalized and purchased software costs                    149         2,855
Patents and related costs                                 2,244         2,500
                                                     -------------------------
                                                          2,393         5,355

Less intangible assets of discontinued business unit          -       (1,027)
                                                     -------------------------
   Intangible assets, net                                $2,393        $4,328
                                                     =========================

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During the year ended December 31, 2002, the Company recognized an impairment charge of $1.0 million relating to its PaperClick physical-world-to-internet software solution. Due to capital constraints, the Company is not currently able to devote full-time resources and infrastructure to commercializing the technology. The Company intends to re-focus sales and marketing efforts surrounding the product upon the receipt of sufficient capital.

      As of December 31, 2002, the Company estimated future amortization expense be $389,000 for 2003, $294,000 for 2004, $205,000 for 2005, $157,000 for 2006
and $148,000 for 2007.

      During the years ended  December  31, 2002 and 2001,  the Company  took an
impairment   charge   against   intangible   assets  of  $0  and  $2.1  million,
respectively, relating to the discontinuation of its Qode business unit.


7.    FINANCING AGREEMENTS

      RESALE FINANCING ARRANGEMENT

      The  Company has an  agreement  with a  commercial  finance  company  that provides short-term financing for certain computer hardware and software purchases. Under the agreement, there are generally no financing charges for amounts paid within 30 or 45 days, depending on the vendor used to source the product. Under this agreement there are two separate lines of credit. The first line has credit availability of $750,000. The second line has credit availability of up to $2,000,000, based upon the Company's customer credit rating. The commercial finance company currently applies 50% of the Company's proceeds from re-sales of equipment and software toward past due balances owed by the Company to the commercial finance company. The Company expects to begin receiving 100% of its proceeds during 2003.

      Borrowings are collateralized by all inventory, property and equipment, and accounts receivable. As of December 31, 2002 and 2001, amounts due under this financing agreement included in accounts payable were $430,000 and $2,283,000, respectively.

      NOTES PAYABLE

      On March 1, 2001, the Company assumed a bank note agreement in its purchase of Qode for approximately $15,000, bearing interest at 11% per annum. The note matured on March 15, 2002. As of December 31, 2002 and 2001, the outstanding balance of this note was $15,000. Accrued interest amounted to $3,000 and $1,400, respectively, as of December 31, 2002 and 2001.

      On July 11, 2001, the Company entered into a note payable agreement with AirClic, Inc., in the amount of $500,000, bearing interest at 8% per annum. The note maturedon January 5, 2002. As of December 31, 2002 and 2001, the outstanding balance of this note was $500,000, and accrued interest payable amounted to $59,000 and $19,000, respectively. This note is subject to litigation between the Company and AirClic (see "Legal Proceedings, Note 11).

      On September 21, 2001, the Company entered into a note payable agreement with a law firm for approximately $76,000, bearing interest at 10% per annum. The note matured on February 28, 2002. As of December 31, 2002 and 2001, the outstanding balance of this note was $76,000, and accrued interest payable amounted to $8,900 and $1,300, respectively.

      On September 28, 2001, the Company entered into a note payable agreement with a law firm for approximately $170,000, bearing interest at 10% per annum. The note matured on February 28, 2002. As of December 31, 2002 and 2001, the outstanding balance of this note was $170,000, and accrued interest payable amounted to $21,000 and $4,300, respectively. The note is subject to a legal action by the holder against the Company (see "Legal Proceedings").

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On October 16, 2001, the Company borrowed $4,000 from Charles W. Fritz, its Chairman and Chief Executive Officer, under a note payable bearing interest at 10% per annum. The note matured, on April 16, 2002. As of December 31, 2002 and 2001, the outstanding balance of this note was $4,000, and accrued interest payable amounted to $300 and $100, respectively.

      On February 26, 2002, the Company borrowed $10,000 from William E. Fritz under a note payable bearing interest at 8% per annum. The note matured on March 28, 2002. As of December 31, 2002, the outstanding balance of this note was $10,000 and accrued interest payable amounted to $1,700.

      On April 5, 2002, the Company borrowed $11,000 from William E. Fritz under a note payable bearing interest at 8% per annum. The note matured on June 4, 2002. As of December 31, 2002, outstanding balance of this note was $11,000 and accrued interest payable amounted to $1,800.

      On March 1, 2001, the Company assumed a note of $104,000 in relation to purchase of Qode assets. The note payable bears interest at 5.5% per annum. The note matured on December 31, 2001. As of December 31, 2002 and 2001, the outstanding balance was $0 and $104,000, respectively, and accrued interest payable amounted to $0 and $4,700, respectively.

      During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and mature at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit are registered with the SEC. The notes are convertible, at the option of the holder, into either cash or shares of our common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, is recognizable as debt discount, and is being amortized over the life of the notes payable. Any unamortized debt discount related to beneficial conversion feature will be charged to expense upon conversion, as interest expense. In the event NeoMedia defaults on the note, NeoMedia will issue an additional 1,483,318 shares of its common stock to the note holders. The notes are secured by the Company's intellectual property, which is subject to first lien by AirClic, Inc. During the year ended December 31, 2002, the Company amortized discount of $23,000 related to these convertible notes. During March 2003, two of the affiliated parties, Mr. William Firtz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Mr. Charles Fritz's note in full during March 2003. NeoMedia will continue to pursue additional capital through the issuance of Convertible Secured Promissory Notes with the same terms as above.

     On December 2, 2002, the Company issued to Michael Kesselbrenner, a private investor, a Promissory Note in the principal amount of $165,000, bearing interest at a rate of 12% per annum, with a maturity of 150 days. In connection with the default provision of the Promissory Note, the Company entered into a Pledge Agreement, dated December 2, 2002, under which the Company issued 53,620,020 shares of common stock to an unrelated third party as collateral for the Promissory Note. The investor only funded to the Company $84,000 of the principal amount of the note. The Company repaid this note during March 2003, and the shares held in escrow were returned. The Company has not incurred further obligation under this note agreement.



8.    LONG-TERM DEBT

      In October 1994, the Company purchased, via seller financing, certain computer software from International Digital Scientific, Inc. ("IDSI"). The aggregate purchase price was $2,000,000 and was funded by the seller with an

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uncollateralized note payable, without interest, in an amount equal to the greater of: (i) 5% of the collected gross revenues of NeoMedia Migration for the preceding month; or (ii) the minimum installment payment as defined, until paid in full. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (the Company's then incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount is being accreted to interest expense over the term of the note. The software acquired was amortized over its estimated useful life of three years. As of December 31, 2002 and 2001, the balance of the note payable, net of unamortized discount, was $651,000 and $540,000, respectively.

      As of December 31, 2002, the Company included $425,000 in "Current portion of long-term debt" on the accompanying balance sheet relating to past due payments under the arrangement with IDSI. On October 21, 2002, IDSI filed a demand for arbitration relating to past due payments on the note. The Company has filed a counterclaim with the arbitrator relating to this matter. The arbitration hearing has been scheduled for June 25, 2003.


      As of December 31, 2002 and 2001, long-term debt consisted of the following:

                                                                       2002         2001
Note payable to International Digital Scientific, Inc. (IDSI), non-interest bearing with interest imputed at 9%, due with
  minimum monthly installments of $16,000 through March 2005        $     665     $   624

Less: unamortized discount                                                (14)        (85)
                                                                   --------------------------
  Total long-term debt                                                    651         539
Less:  current portion                                                   (425)       (149)
                                                                   --------------------------

Long-term debt, net of current portion                              $     226     $   390
                                                                   ==========================

      The long-term debt repayments for each of the next five fiscal years ending December 31 are as follows:

                                                             (IN THOUSANDS)
                                                             --------------


      2003...................................................  $     425

      2004...................................................        192

      2005...................................................         48

      2006...................................................       ----
      2007...................................................       ----
                                                               ---------


             Total...........................................  $     665
                                                               =========


9.    INCOME TAXES

      For the years ended December 31, 2002, 2001, and 2000, the components of income tax expense were as follows:

                                               2002        2001         2000
                                               ----        ----         ----
                                                       (IN THOUSANDS)
      Current...........................    $    --     $      --    $     --

      Deferred..........................         --            --          --
      Income tax expense/(benefit)......    $    --     $      --    $     --
                                            =======     =========    ========

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As of December 31, 2002, 2001, and 2000, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                                   2002         2001       2000
                                                                   ----         ----       ----

Accrued employee benefits                                      $     26     $     62  $      30
Provisions for doubtful accounts                                     22           26        182
Deferred revenue                                                      -            -         13
Capitalized software development costs and fixed assets             821          676        284
Net operating loss carryforwards (NOL)                           25,134       22,916     15,021
Accruals                                                            468          470        864
Write-off of long-lived assets                                    2,070        1,060          -
Other                                                                95            -         17
Alternative minimum tax credit carryforward                          45           45         45
                                                               -------------------------------------
Total deferred tax assets                                        28,681       25,255     16,456
Valuation Allowance                                             (28,681)     (25,255)   (16,456)
                                                               -------------------------------------
   Net deferred income tax asset                               $      -     $      -  $       -
                                                               =====================================

      Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation reserve has been established against them.

      For the years ended December 31, 2002, 2001, and 2000, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                                                   2002        2001       2000
                                                                   ----        ----       ----
Benefit at federal statutory rate                              $ (2,523)   $ (8,659)  $ (1,839)
State income taxes, net of federal                                 (294)     (1,009)      (196)
Exercise of non-qualified stock options                               -         (17)      (176)
Permanent difference - write-off of Digtal Convergence stock          -       1,190          -
Permanent and other, net                                           (609)       (304)      (860)
Change in valuation allowance                                     3,426       8,799      3,071
                                                               ---------------------------------
   Income tax expense/(benefit)
                                                               $      -    $      -   $      -
                                                               =================================

      As of December 31, 2002, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $62.8 million which may be used to offset future taxable income, or, if unused expire between 2011 and 2020. As a result of certain of NeoMedia's equity activities occurring during the year ended December 31, 1997, NeoMedia anticipates that the annual usage of its pre-1998 net operating loss carryforwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      During the year ended December 31, 2000, the Company leased office and residential facilities from related parties for rental payments totaling $5,000. The lease expired during 2000.

      During October 2001, the Company borrowed $4,000 from Charles W. Fritz, its Chairman and Chief Executive Officer, under a note payable bearing interest at 10% per annum with a term of six months.

      During February 2002, the Company borrowed $10,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 30 days. The note has not been repaid as of the date of this filing and continues to accrue interest.

      During March 2002, the Company borrowed $190,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 16 days. The note was repaid during March 2002.

      During April 2002, the Company borrowed $11,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 60 days. The note had not been repaid as of the date of this filing and continues to accrue interest.

      During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and mature at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit are registered with the SEC. The notes are convertible, at the option of the holder, into either cash or shares of our common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, is recognizable as debt discount, and is being amortized over the life of the notes payable. Any unamortized debt discount related to beneficial conversion feature will be charged to expense upon conversion, as interest expense. In the event NeoMedia defaults on the note, NeoMedia will issue an additional 1,483,318 shares of its common stock to the note holders. The notes are secured by the Company's intellectual property, which is subject to first lien by AirClic, Inc. During March 2003, two of the affiliated parties, Mr. William Firtz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Mr. Charles Fritz's note in full during March 2003. NeoMedia will continue to pursue additional capital through the issuance of Convertible Secured Promissory Notes with the same terms as above.
      The Company believes that all of the above transactions were conducted at "arm's length", representing what it believes to be fair market value for those services.

11.   COMMITMENTS AND CONTINGENCIES

      NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 2002, 2001, and 2000, NeoMedia's rent expense was $853,000, $1,246,000, and $1,067,000, respectively.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following is a schedule of the future minimum lease payments under non-cancelable operating leases as of December 31, 2002:



                                                             PAYMENTS
                                                             --------
                                                          (IN THOUSANDS)
      2003...........................................        $     170
      2004...........................................                7
      2005...........................................               --
      2006...........................................               --
      2007...........................................               --
                                                             ---------
      Total..........................................        $     177
                                                             =========

      As of December 31, 2002, none of the Company's employees were under contract. Additionally, as of December 31, 2002, the Company was not a party to any long-term consulting agreements that are to be paid in cash.

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


     NEOMEDIA SHAREHOLDERS

     During January 2002, certain of NeoMedia's shareholders filed a complaint with the Securities and Exchange Commission, alleging that the shareholders were not included in the special shareholders meeting of November 25, 2001, to vote on the issuance of 19 million shares of NeoMedia common stock. On March 11, 2002, NeoMedia filed its response claiming that NeoMedia had fully complied with all of its obligations under the laws and regulations administered by the Securities and Exchange Commission, as well as with its obligation under Delaware General Corporation Law.


     AIRCLIC, INC. LITIGATION

     On July 3, 2001, the Company entered into a non-binding letter of intent with AirClic which contemplated an intellectual property cross-licensing transaction between the Company and AirClic. Under the terms of the letter of intent, AirClic was to provide the Company with bridge financing of $2,000,000, which was to be paid to the Company in installments. On July 11, 2001, AirClic advanced $500,000 in bridge financing to the Company in return for a promissory note from the Company secured by all of its assets, including its physical world-to-Internet patents. During the negotiation of definitive agreements, the letter of intent was abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note.

     On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company under the terms of a letter of intent entered into between AirClic and the Company. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note issued to AirClic in respect of such advance. The note issued by the Company in respect of AirClic's $500,000 advance is secured by substantially all of the Company's property, including the Company's core physical world-to-Internet technologies. If the Company is unsuccessful in this litigation, AirClic, which is one of the Company's key competitors, could acquire the Company's core intellectual property and other assets, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this claim and have filed counterclaims against AirClic. As of the date of this prospectus, pleadings were closed and the parties have engaged in written discovery. Whether or not AirClic is successful in asserting its claims that the Company breached certain representations made by it in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to the Company, payment of the note and related interest would have a material adverse effect on the Company's financial condition. If the Company fails to pay such note, AirClic could proceed against the Company's intellectual property and other assets securing the note which

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company has not accrued any additional liability over and above the note payable and related accrued interest. As of December 3, 2002, pleadings were closed and the parties have engaged in written discovery.

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


      DIGITAL:  CONVERGENCE LITIGATION

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

      OTHER LITIGATION

      In April 2001, the former President and director of NeoMedia filed a lawsuit against the Company and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. During May 2002, the Company settled the suit. The Company is obligated to make cash payments of $90,000 directly to the plaintiff during the period May 2002 through December 2002, and cash payments to the plaintiff's attorney for legal fees in the amount of $45,000 due in July and August 2002. In addition, the plaintiff was granted 360,000 options to purchase shares of NeoMedia common stock at an exercise price of $0.08. As of March 31, 2002, the Company had accrued a $347,000 liability relating to the suit. As a result, the Company recognized an increase to net income of approximately $176,000 during the three-month period ended June 30, 2002 to adjust the liability to the settlement amount. As of December 31, the Company had an accrued liability of approximately $33,000 relating to this matter.

      On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, the Company settled this suit for $133,000 of the Company's common stock. On March 31, 2003, the Company issued 2,700,000 shares of common stock to Ripfire under this arrangement. The Company has accrued a $133,000 liability relating to this matter as of December 31, 2002.

      On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. The Company is currently attempting to negotiate settlement of this matter. The Company has accrued a liability of $525,000 as of December 31, 2002.

      On July 22, 2002, 2150 Western Court, L.L.C., the property manager for the Company's Lisle, IL, office, filed a summons seeking payment of approximately $72,000 for all past due rents on the facility. The summons asked for a judgment for the above amount plus possession of the premises. On August 9, 2002, the Company settled this matter. The settlement calls for past due rents of approximately $72,000 to be paid over a 15-month period, as well as reduced

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rents for the period August 2002 through March 2003. As additional consideration in the settlement, the Company issued 900,000 shares of its common stock to 2150 Western Court L.L.C. The Company had a liability of approximately $49,000 relating to this matter as of December 31, 2002.

      On July 27, 2002, the Company's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, the Company's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, the Company reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff is seeking payment of the entire original incentive payout. On November 12, 2002, the Company settled the lawsuit. The settlement calls for cash payments totaling approximately $90,000 over a period of ten months, plus 250,000 vested options to purchase shares of the Company's common stock at an exercise price of $0.01 with a term of five years. The Company had a liability of approximately $70,000 relating to this matter as of December 31, 2002.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. The Company has accrued approximately $92,000 relating to this matter as of December 31, 2002.

      On September 13, 2002, Wachovia Bank, N.A., owner of the building in which the Company's Ft. Myers, Florida headquarters is located, filed a complaint in Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $225,000 in past due rents. The complaint also seeks payment of all future rent payments under the lease term, which expires in January 2004, as well as possession of the premises. On October 28, 2002, the Company and Wachovia reached a settlement on this matter. The settlement calls for cash payments of past due rents of approximately $250,000 over a period of 16 months. The Company will also vacate approximately 70% of the unused space in its headquarters, and the rent for the remainder of the lease, which expires in January 2004, will be reduced according to square footage used. The Company has accrued a liability of approximately $270,000 relating to this matter as of December 31, 2002.

      On October 21, 2002, International Digital Scientific, Inc. ("IDSI") filed a demand for arbitration relating to past due payments on an uncollateralized note payable from us to IDSI dated October 1, 1994. The note was issued in exchange for the purchase by us of computer software from IDSI. The note calls for the Company to make payments of the greater of: (i) 5% of the collected gross revenues from sales of software or (ii) $16,000 per month. As of December 31, 2002, the Company had a past due balance under the IDSI note of approximately $304,000. The net carrying value of future obligation under the note was $390,000 as of December 31, 2002. The Company has filed a counterclaim with the arbitrator relating to this matter. The arbitration hearing has been scheduled for June 25, 2003.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against the Company seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. The Company has recorded the note payable amount of approximately $170,000 and accrued interest of approximately $21,000 relating to this matter as of December 31, 2002.

      On November 11, 2002, Avnet/Hallmark Computer Marketing Group filed a complaint against the Company seeking payment of approximately $66,000 in past due amounts relating to hardware and software re-sold by the Company. During December 2002, the Company made payment of approximately $30,000 to Avnet, reducing the balance owed to approximately $37,000. On April 1, 2003, the Company received a judgment from the circuit court for the remaining balance. The Company had a liability of approximately $37,000 relating to this matter as of December 31, 2002.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On December 30, 2002, Brooks Automation, Inc. filed a complaint against the Company seeking payment of approximately $37,000 in past due amounts relating to software re-sold by the Company. On January 16, 2003, the Company and Brooks Automation reached a settlement under which the Company will pay the amount owed to Brooks Automation over a period of approximately 15 months, with the payment amount increasing after three months. The Company had a $37,000 liability relating to this matter as of December 31, 2002.

      On February 6, 2003, Norton Allen & Blue, P.A., filed a complaint against the Company seeking payment of approximately $25,000 in past due legal services. The Company is attempting to negotiate settlement of this issue out of court prior to the court date.

      On March 10, 2003, IBM Credit Corporation filed a complaint against the Company seeking payment of approximately $9,000 in past due amounts relating to computer equipment leased by the Company. The Company is attempting to negotiate settlement of this issue out of court prior to the court date.


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

      Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan. The 2002 Stock Option Plan provides for authority for the stock option committee of the board of directors to grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee.

      Effective January 1, 1996, NeoMedia adopted SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair-value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to continue using the accounting method in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair-value method of accounting had been adopted. Because NeoMedia elected to continue using the accounting method in APB 25, no compensation expense was recognized in the consolidated statements of operations for the years ended December 31, 2002, 2001, and 2000 for stock-based employee compensation.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For grants in 2002,  2001, and 2000, the following  assumptions were used:
(i) no expected dividends; (ii) a risk-free interest rate of 4.5% for 2002, 4.5% for 2001, and 6% for 2000; (iii) expected volatility ranging from 135% to 211% for 2002, 135% for 2001, and 80% for 2000, and (iv) an expected life of the shorter of 5 years or the stated life of the option for options granted in 2002, the shorter of 5 years or the stated life of the option for options granted in 2002, and the shorter of 4 years or the stated life of the option for options granted in 2000. The fair-value was determined using the Black-Scholes option-pricing model.

      The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

      Utilizing the assumptions detailed above, our net loss and loss per share, as reported, would have been the following pro forma amounts ($ in thousands except per share data).

                            2002        2001       2000
                            ----        ----       ----
NET LOSS
  As reported             ($7,421)   ($25,469)   ($5,409)
  Pro forma               ($8,420)   ($27,888)   ($7,498)

NET LOSS PER SHARE
  As reported             ($0.33)     ($1.55)     ($0.39)
  Pro forma               ($0.38)     ($1.70)     ($0.54)

      A summary of the status of NeoMedia's 2002, 1998 and 1996 stock option plans as of and for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                              2002                   2001                  2000
                                      ---------------------  --------------------- ----------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE               AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                           SHARES  PRICE      SHARES       PRICE      SHARES   PRICE
                                           ------  -----      ------       -----      ------   -----
                                            (In                (In                      (In
                                         thousands)         thousands)               thousands)


Outstanding at beginning of year           4,214   $2.96     4,294          $4.71      3,418     $4.43

Granted                                   12,306   $0.06     3,499          $2.00      1,192     $4.87

Exercised                                 (5,252)  $0.07       (38)         $3.60       (170)    $2.83
Forfeited                                   (467)  $2.75    (3,541)         $4.13       (146)    $5.78
                                      ----------- ---------  --------- ----------- ----------- ----------

  Outstanding at end of year              10,801   $1.11     4,214          $2.96      4,294     $4.71
                                      =========== =========  ========= =========== =========== ==========


Options exercisable at year-end           10,272             2,452                     2,140

Weighted-average fair value of options
  granted during the year                  $0.10             $1.40                     $3.05

Available for grant at the end of the
year                                       2,319             4,158                     4,116

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2002:

                          OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
------------------------------------------------------------------------    ----------------------------
                                            WEIGHTED-       WEIGHTED-                        WEIGHTED-
                                             AVERAGE         AVERAGE                          AVERAGE
      RANGE OF              NUMBER          REMAINING       EXERCISE             NUMBER      EXERCISE
   EXERCISE PRICES       OUTSTANDING      CONTRACTUAL LIFE    PRICE            EXERCISABLE    PRICE
   ---------------       -----------      ----------------  --------          ------------   ---------
                        (In thousands)                                       (In thousands)

    $-- to $0.10               5,705       6.6  years        $0.04                5,705        $0.04

    0.11 to 0.22               2,449       5.0  years        $0.18                2,449        $0.18

    0.23 to 4.88               1,753       6.8  years        $3.18                1,300        $3.15

    4.89 to 7.88                 801       6.2  years        $6.18                  729        $6.27

    7.89 to 10.88                 93       6.7  years        $8.86                   89        $8.88
--------------------- ----------------- ---------------- ---------------    --------------- ------------

   $0.84 to $10.88            10,801       6.2  years        $1.11               10,272        $0.98
===================== ================= ================ ===============    =============== ============

      In October 2000, the Company issued 80,000 options to buy shares of the Company's common stock to an outside consultant at a price of $4.13 per share for consulting services rendered, and recognized approximately $253,000 in expense in its 2000 consolidated financial statements. These warrants vest in the same manner as the employee options granted under the 1998 Stock Option Plan. All these warrants were outstanding and 48,000 were vested at December 31, 2002.

      In September 2001, the Company issued 150,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.20 per share for consulting services rendered, and recognized $18,800 in expense in the 2001 consolidated financial statements. The warrants vested 40% upon grant and the remaining 60% in September 2002. As of December 31, 2002, all 150,000 options were outstanding and vested.

      In March 2002, the Company issued 2,946,310 options to buy shares of the Company's common stock to two outside consultants at a price of $0.17 per share for consulting services rendered over a six-month period, and recognized approximately $407,000 in expense in the 2002 consolidated financial statements. The options vested 100% upon grant. As of December 31, 2002, 984,055 of the options were still outstanding and vested.

      In June 2002, the Company issued 3,000,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.01 per share for consulting services rendered over a one-year period, and recognized approximately $125,000 in expense in the 2002 consolidated financial statements. The options vested 100% upon grant. All 3,000,000 options were exercised during 2002, resulting in proceeds to the Company of $30,000.

      In December 2002, the Company issued 2,000,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.01 per share for consulting services rendered over a twelve-month period, and recognized approximately $78,000 in expense in the 2002 consolidated financial statements. The options vested 100% upon grant. All 2,000,000 options were still outstanding and vested as of December 31, 2002.

  WARRANTS

      Warrant activity as of December 31, 2002, 2001, and 2000, is as follows:

            Balance December 31, 1999
                                         2,676,362
             Warrants issued             1,787,073
             Warrants exercised           (495,600)
                                       ------------

            Balance December 31, 2000
                                         3,967,835
             Warrants issued               887,512
             Warrants exercised           (505,450)
             Warrants expired           (1,110,000)
                                       ------------

            Balance December 31, 2001
                                         3,239,897
             Warrants issued             5,000,000
             Warrants exercised           (369,450)
             Warrants expired             (436,689)
                                       ------------

           Balance December 31, 2002     7,433,758
                                       ============

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During October 2000, the Company issued 1,400,000 warrants as part of a ten-year license of the Company's intellectual property to DC. These warrants were immediately vested and exercisable. The associated expense was initially being recognized over the life of the contract, and was written off as part of the "Loss on Digital:Convergence license contract" recognized in 2000. All 1,400,000 warrants were outstanding as of December 31, 2002. DC is currently proceeding under Chapter 7 of the U.S. Bankruptcy Code.

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

      In June 2001, the Company issued 404,900 warrants to an outside consultant at an exercise price of $2.09. During 2001, the Company recognized an expense of approximately $742,000 related to this transaction, which is included in general and administrative expense in the accompanying consolidated statements of operations. The Company used the Black-Scholes option-pricing model to value the shares, with the following assumptions: (i) no expected dividends (ii) a risk-free interest rate of 4.5% (iii) expected volatility of 135% and (iv) an expected life of 3 years. All of these warrants were still outstanding as of December 31, 2002.

      In June 2002, the Company issued 2,000,000 warrants to an outside consultant at an exercise price of $0.00. During 2002, the Company recognized an expense of approximately $100,000 related to this transaction, which is included in general and administrative expense in the accompanying consolidated statements of operations. The Company used the Black-Scholes option-pricing model to value the shares, with the following assumptions: (i) no expected dividends (ii) a risk-free interest rate of 4.5% (iii) expected volatility of 135% and (iv) an expected life of 1 year. All 2,000,000 warrants were still outstanding as of December 31, 2002.

      In June 2002, the Company issued 1,500,000 warrants to buy shares of the Company's common stock at a price of $0.05 per share to Charles W. Fritz, the Company's Chairman of the Board and former CEO, as replacement for warrants exercised in the Company's warrant repricing program for which Mr. Fritz received no profit. The Company recognized approximately $66,000 in expense in the 2002 consolidated financial statements relating to the warrant issuance. All 1,500,000 warrants were outstanding as of December 31, 2002.

      In June 2002, the Company issued 1,500,000 warrants to buy shares of the Company's common stock at a price of $0.05 per share to an outside consultant, as replacement for warrants exercised in the Company's warrant repricing program for which the outside consultant received no profit. The Company recognized approximately $66,000 in expense in the 2002 consolidated financial statements relating to the warrant issuance. All 1,500,000 warrants were outstanding as of December 31, 2002.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about warrants outstanding at December 31, 2002, all of which are exercisable:


                                         WEIGHTED-          WEIGHTED-
                                          AVERAGE            AVERAGE
    RANGE OF          WARRANTS           REMAINING          EXERCISE
 EXERCISE PRICES     OUTSTANDING       CONTRACTUAL LIFE       PRICE
                    (In thousands)

  $--- to $0.05          5,009          2.8   years           $0.03
  0.06 to 2.13             485          0.4   years           $2.10
  2.14 to 3.56             241          5.3   years           $3.46
  3.57 to 7.37           1,443          2.7   years           $6.03
  7.38 to 15.00            256          0.2   years          $11.24
------------------  --------------   ------------------   -------------
 $--- to $15.00          7,434          2.6   years           $1.83
==================  ==============   ==================   =============

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

      The Company is organized into two business segments: (a) NeoMedia ISS, and
(b) NeoMedia CIS.  Performance  is evaluated and  resources  allocated  based on specific segment requirements and measurable factors. Management uses the Company's internal income statements to evaluate each business unit's performance. Assets of the business units are not available for management of the business segments or for disclosure.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Operational results for the two segments for the years ended December 31, 2002, 2001, and 2000 and are presented below (in thousands):

------------------------------------------------------------------------------

                                              NEOMEDIA ISS        NEOMEDIA CIS
                                               (FORMERLY           (FORMERLY
                                              NEOMEDIA ASP)       NEOMEDIA SI)        CONSOLIDATED
                                              -------------       ------------        ------------
YEAR ENDED DECEMBER 31, 2002
     Net Sales
          License fees                                 $29                $417                $446
          Software and equipment resales

            and related services                         -               8,953               8,953

                Total net sales                         29               9,370               9,399

     Loss from Continuing Operations                (4,623)             (1,275)             (5,898)
     Loss from disposal of
          discontinued business unit                (1,523)                  -              (1,523)
     Net Loss                                       (6,146)             (1,275)             (7,421)

YEAR ENDED DECEMBER 31, 2001
     Net Sales
          Qode Business Unit                           $13                $---                 $13
          Paperclick/Amway/MLM                         140                                     140
          Software and equipment resales
            and related services                         -               8,002               8,002
                Total gross sales                      153               8,002               8,155
          Less: Qode Business Unit Sales               (13)                  -                 (13)
                Total net sales                        140               8,002               8,142

     Loss from Continuing Operations               (17,639)             (1,129)            (18,768)
     Loss from operations of and disposal of
          discontinued business unit                (6,701)                  -              (6,701)
     Net Loss                                      (24,340)             (1,129)            (25,469)

YEAR ENDED DECEMBER 31, 2000
     Net Sales
          Patent license fees                       $7,768                $---              $7,768
          Other license fees                           315                 334                 649
          Software and equipment resales
            and related services                         -              19,148              19,148

                Total net sales                      8,083              19,482              27,565

     Net Loss                                       (4,225)             (1,184)             (5,409)

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   QUARTERLY INFORMATION (UNAUDITED)

      The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                           (dollars in thousands except per share data)
                                    -----------------------------------------------------------
                                          TOTAL       FOURTH     THIRD      SECOND      FIRST
                                          -----       ------     -----      ------      -----
2002
----
Total net sales                           $9,399       $947     $3,404       $3,652     $1,396
Gross profit                              $1,135        $54       $582         $417        $82
(Loss) before income taxes
     and discontinued operations        ($5,720)     ($741)     ($773)     ($2,824)   ($1,382)
Net (loss)                              ($7,421)     ($919)     ($773)     ($4,347)   ($1,382)
Net (loss) per share:
     basic and diluted                   ($0.33)    ($0.03)    ($0.03)      ($0.11)    ($0.05)
Segment operating income (loss):
NeoMedia ISS                            ($6,147)     ($145)     ($464)     ($4,301)   ($1,237)
NeoMedia CIS                            ($1,274)     ($774)     ($309)        ($46)     ($145)

2001
----
Total net sales                           $8,142     $4,459       $908       $1,237     $1,538
Gross profit                              ($724)       $597     ($503)       ($404)     ($414)
(Loss) before income taxes
     and discontinued operations       ($18,768)       $771   ($5,072)    ($11,042)   ($3,425)
Net (loss)                             ($25,469)   ($1,692)   ($9,310)    ($11,042)   ($3,425)
Net (loss) per share:
     basic and diluted                   ($1.55)    ($0.11)    ($0.60)      ($0.72)    ($0.24)
Segment operating income (loss):
NeoMedia ISS                           ($24,340)   ($1,660)   ($8,956)    ($10,931)   ($2,793)
NeoMedia CIS                            ($1,129)      ($32)     ($354)       ($111)     ($632)

2000
----
Total net sales                          $27,565     $9,875     $4,049       $9,547     $4,094
Gross profit                              $9,032     $7,571        $42         $879       $540
(Loss) before income taxes
     and discontinued operations        ($5,409)     $2,667   ($3,555)     ($2,085)   ($2,436)
Net income (loss)                       ($5,409)     $2,667   ($3,555)     ($2,085)   ($2,436)
Net (loss) per share:
     basic and diluted                   ($0.39)      $0.21    ($0.25)      ($0.15)    ($0.19)
Segment operating income (loss):
NeoMedia ISS                            ($4,225)     $4,061   ($3,051)     ($2,818)   ($2,417)
NeoMedia CIS                            ($1,184)   ($1,394)     ($504)         $733      ($19)


16.   COMMON STOCK

      Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the common stock do not have cumulative voting rights, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and nonassessable. In the event we were to elect to sell additional shares of common stock following this offering, investors in this offering would have no right to purchase additional shares. As a result, their percentage equity interest in us would be diluted.

      On June 6, 2002, the Company's shareholders voted to increase the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 50,000,000 to 200,000,000 and the number of share of preferred stock, par value $0.01 per share, that the Company is authorized to issue from 10,000,000 to 25,000,000.

      On November 12, 2002, the Company entered into an Equity Line of Credit Agreement with Cornell under which Cornell agreed to purchase up to $10.0 million of NeoMedia's common stock and over the next two years, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase is $150,000 with a minimum of seven days between purchases. The shares will be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company will pay 5% of the gross proceeds of each purchase to Cornell as a commission. According to the terms of the agreement, the Company cannot draw on the line of credit until the shares underlying the agreement are registered for trading with the Securities and Exchange Commission. On February 14, 2003, the SEC declared effective the S-1 registration statement containing 100 million shares underlying the Equity Line of Credit.

17.   PREFERRED STOCK

      The Company's Preferred Stock is currently comprised of 25,000,000 shares, par value $0.01 per share, of which 200,000 shares are designated as Series A Preferred Stock, none of which are issued or outstanding, and, following the conversion into common stock of 452,489 shares of Series A Convertible Preferred Stock issued to About.com, 47,511 shares are designated as Series A Convertible Preferred Stock, none of which are issued and outstanding, and 100,000 shares of Series B 12% Convertible Redeemable Preferred Stock, none of which are issued and outstanding. The Company has no present agreements relating to or requiring the designation or issuance of additional shares of preferred stock.

18.   SUBSEQUENT EVENTS

      On February 6, 2003, Norton Allen & Blue, P.A., filed a complaint against the Company seeking payment of approximately $25,000 in past due legal services. The Company is attempting to negotiate settlement of this issue out of court prior to the court date.

      On February 14, 2003, the SEC declared effective the S-1 registration statement containing 100 million shares underlying the Company's Equity Line of Credit. As of March 17, 2003 the Company had issued 1,342,642 shares of common stock under the Equity Line of Credit and received cash of approximately $150,000.

     On March 13, 2003, the Company announced that that it has reached an agreement in principal to acquire and merge with Loch Energy, Inc. ("Loch"), an oil and gas provider based in Humble, Texas. Loch currently owns mineral and lease rights to five properties, totaling approximately 130 acres, near Houston, Texas. Loch's portion of the proven reserves on the five properties is estimated at 7,707,247 barrels. Loch's portion of the probable reserves on the five properties is estimated at an additional 5,963,748 barrels. The merger would provide for one share of common stock of the Company to be exchanged for every four shares of Loch common stock on an adjusted basis, and additional "earn out" shares to be issued to Loch shareholders based on actual oil production in the first year after closing. Total shares to be issued to Loch shareholders will not exceed 50% of NeoMedia outstanding shares. The merger is subject to negotiations of definitive contracts, corporate filing requirements, completion

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of due diligence and any required approval by the Boards of Directors and shareholders of each company. It is anticipated that closing would occur approximately 30 days after such conditions are satisfied.

      On April 2, 2003, the Company was issued its sixth US Patent. The technology covered by the patent allows for a connection from human-or machine-readable input to generate a tailored response that can utilize a profile of the person making the link between the code-carrying physical object and the desired electronic information. The patent allowed 58 claims.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

         As of January 20, 2003, NeoMedia's directors and executive officers were:

NAME                       AGE     POSITION
----                       ---     --------
Charles W. Fritz            46     Chairman of the Board of Directors
Charles T. Jensen           59     President, Chief Operating Officer, Acting Chief
                                   Executive Officer and Director
David A. Dodge              27     Vice-President, Chief Financial Officer and Controller
William E. Fritz            72     Secretary and Director
James J. Keil               75     Director
A. Hayes Barclay            72     Director

      The following is certain summary information with respect to the directors and executive officers of NeoMedia:


     CHARLES W. FRITZ is a founder of NeoMedia and has served as an officer and as a Director of NeoMedia since our inception. On August 6, 1996, Mr. Fritz was appointed Chief Executive Officer and Chairman of the Board of Directors. On April 2, 2001, Mr. Fritz was appointed as President where he served until June 2002. Mr. Fritz is currently a member of the Compensation Committee. Prior to founding NeoMedia, Mr. Fritz was an account executive with IBM Corporation from January 1986 to January 1988, and Director of Marketing and Strategic Alliances for the information consulting group from February 1988 to January 1989. Mr. Fritz holds an M.B.A. from Rollins College and a B.A. in finance from the University of Florida. Mr. Fritz is the son of William E. Fritz, a Director of NeoMedia.

     CHARLES T. JENSEN was Chief Financial Officer, Treasurer and Vice-President of NeoMedia since May 1, 1996. Mr. Jensen has been a Director since August 6, 1996, and currently is a member of the Compensation Committee. During June 2002, Mr. Jensen was promoted to President, Chief Operating Officer, and Acting Chief Executive Officer. Prior to joining NeoMedia in November 1995, Mr. Jensen was Chief Financial Officer of Jack M. Berry, Inc., a Florida corporation which grows and processes citrus products, from December 1994 to October 1995, and at Viking Range Corporation, a Mississippi corporation which manufactures gas ranges, from November 1993 to December 1994. From December 1992 to February 1994, Mr. Jensen was Treasurer of Lin Jensen, Inc., a Virginia corporation specializing in ladies clothing and accessories. Prior to that, from January 1982 to March 1993, Mr. Jensen was Controller and Vice-President of Finance of The Pinkerton Tobacco Co., a tobacco manufacturer. Mr. Jensen holds a B.B.A. in accounting from Western Michigan University and is a Certified Public Accountant.

     DAVID A. DODGE joined NeoMedia in 1999 as the Financial Reporting Manager. Since then, Mr. Dodge has acted as NeoMedia's Director of Financial Planning and Controller, and currently holds the title of Vice President, Chief Financial Officer and Controller. Prior to joining NeoMedia in 1999, Mr. Dodge was an

                                     III-1
auditor with Ernst & Young LLP for 2 years. Mr. Dodge holds a B.A. in economics from Yale University and an M.S. in accounting from the University of Hartford, and is also a Certified Public Accountant.

     WILLIAM E. FRITZ is a founder of NeoMedia and has served as Secretary and Director of NeoMedia since our inception. Mr. Fritz also served as Treasurer of NeoMedia from its inception until May 1, 1996. Since February 1981, Mr. Fritz has been an officer and either the sole stockholder or a majority stockholder of G.T. Enterprises, Inc. (formerly Gen-Tech, Inc.), D.M., Inc. (formerly Dev-Mark, Inc.) and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's former Chief Executive Officer and Chairman of the Board of Directors.

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

      A. HAYES BARCLAY has been a Director of NeoMedia since August 6, 1996, and currently is a member of the Stock Option Committee and the Audit Committee. Mr. Barclay has practiced law for approximately 37 years and, since 1967, has been an officer, owner and employee of the law firm of Barclay & Damisch, Ltd. and its predecessor, with offices in Chicago, Wheaton and Arlington Heights, Illinois. Mr. Barclay holds a B.A. degree from Wheaton College, a B.S. from the University of Illinois and a J.D. from the Illinois Institute of Technology - Chicago Kent College of Law.

      During September 2001, Michael Tanner, an outside director, resigned from the Board of Directors.

      During January 2002, Paul Reece, an outside director, resigned from the Board of Directors.


ELECTION OF DIRECTORS AND OFFICERS

     Directors are elected at each annual meeting of stockholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. NeoMedia's By-Laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders and the due election and qualification of his successor.


MEETINGS OF THE BOARD OF DIRECTORS

     During the fiscal year ended December 31, 2002, the Company's Board of Directors held 7 meetings. All members of the Board of Directors attended at least 75% of such meetings.

                                     III-2

COMMITTEES OF THE BOARD OF DIRECTORS

     NeoMedia's  Board  of  Directors  has  an  Audit  Committee,   Compensation
Committee and a Stock Option Committee. The Board of Directors does not have a standing Nominating Committee.

     AUDIT  COMMITTEE.   The  Audit  Committee  is  responsible  for  nominating
NeoMedia's independent accountants for approval by the Board of Directors, reviewing the scope, results and costs of the audit with NeoMedia's independent accountants, and reviewing the financial statements, audit practices and internal controls of NeoMedia. During 2002, members of the Audit Committee were non-employee directors James J. Keil and A. Hayes Barclay. During 2002, the Audit Committee held five meetings.

     COMPENSATION COMMITTEE. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of NeoMedia to the Board of Directors and for administering NeoMedia's Incentive Plan for Management. Charles W. Fritz, Charles T. Jensen, James J. Keil, and Paul Reece were members of NeoMedia's Compensation Committee during 2002. During January 2002, Mr. Reece resigned from the Board of Directors and Compensation Committee. This Committee held one meeting throughout 2002.

     STOCK OPTION COMMITTEE. The Stock Option Committee, which is comprised of non-employee directors, is responsible for administering NeoMedia's Stock Option Plans. A. Hayes Barclay and James J. Keil are the current members of NeoMedia's Stock Option Committee. During 2002, this Committee held five meetings.

      DIRECTOR COMPENSATION

      Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Non-employee directors receive fees of $2,000 per onsite meeting attended. Upon election or re-election as a director, non-employee directors receive options to purchase 15,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan. Non-employee directors may elect to receive options to purchase an additional 3,000 shares of NeoMedia's common stock under the 1998 Stock Option Plan in lieu of the director fee of $2,000. These options are immediately vested. NeoMedia anticipates that the Board of Directors will meet at least five times a year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires NeoMedia's officers and directors, and persons who own more than ten percent of a registered class of NeoMedia's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish NeoMedia with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to NeoMedia, NeoMedia believes that during 2002 all Section 16(a) filing requirements applicable to NeoMedia's officers, directors and ten percent beneficial owners were complied with.


                                     III-3

    ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 2002, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                      -----------------------------------------------------------------------------------
                                                                   OTHER              SECURITIES
                                                                   ANNUAL  RESTRICTED UNDERLYING
                                                                  COMPENS-   STOCK     OPTIONS/    LTIP     ALL OTHER
                  NAME AND                   SALARY    BONUS       ATION    AWARD(S)   SARS (1)  PAYOUTS   COMPENSATION
             PRINCIPAL POSITION       YEAR    ($)       ($)         ($)       ($)         (#)      ($)         ($)
       --------------------------------------------------------  --------------------------------------------------------


       Charles W. Fritz               2002 $ 144,583   $   -     $     -   $    -    1,800,000    $   -    $  4,470    (3)
         Chairman of the Board        2001   221,758       -           -        -      400,000        -      21,532    (3),(4)
                                      2000   250,000   148,800(2)      -        -       49,000        -      22,502    (3),(4)


       Charles T. Jensen              2002    163,542      -           -        -      800,000        -       5,079    (3)
         Chief Operating Officer,     2001    144,239      -           -        -      240,000        -      17,794    (3),(4)
         President, Acting Chief      2000    150,000   87,860(2)      -        -       37,000        -      29,767    (3),(4)
         Executive Officer

(1) Represents options granted under NeoMedia's 2002 and 1998 Stock Option Plans and warrants granted at the discretion of NeoMedia's Board of Directors.

(2) In June 2001, NeoMedia's Compensation Committee approved an adjustment, relating to the Digital:Convergence patent license fees, to the Annual Incentive Plan for Management that reduced the 2000 bonus payout by approximately $1.1 million. The original amount recorded in 2000 and reported on NeoMedia's Form 10-KSB for 2000 was $430,800 for Charles W. Fritz and $193,860 for Charles T. Jensen. The adjusted amounts are presented in the table above.

(3)  Includes  automobile   expenses   attributable  to  personal  use  and  the
     corresponding income tax effects.

(4) Includes life insurance premiums where policy benefits are payable to beneficiary of the Named Executive Officer.

EMPLOYMENT AGREEMENTS

      The five year employment  agreements  between NeoMedia and each of Charles
W. Fritz, as Chief Executive Officer and Chairman of the Board, and Charles T. Jensen, as Vice-President and Chief Financial Officer expired on April 30, 2001. Their annual compensation, which at the time of expiration was $250,000 and $150,000, respectively, was continued through June 2002, except that each agreed, along with other officers of NeoMedia, to a 20% reduction in the annual rate for the two month period from May 15, 2001 to July 15, 2001 in an effort to reduce expenses.

      On June 26, 2002, the Company's Board granted Charles W. Fritz a 90-day leave of absence from his responsibilities as Chief Executive Officer, and, concurrently, Charles T. Jensen was elected president and Chief Operating Officer, and also named acting CEO. The Company also announced that it had promoted David Dodge, its Controller, to Vice President and Chief Financial Officer. On September 23, 2002, Mr. Fritz officially resigned his duties as Chief Executive Officer. He will remain Chairman of the Board of Directors and a part-time executive of the Company. No employment agreements are currently in place for any employees of the Company.

                                     III-4

INCENTIVE PLAN FOR MANAGEMENT

         Effective as of January 1, 1996, NeoMedia adopted an Annual Incentive Plan for Management ("Incentive Plan"), which provides for annual bonuses to eligible employees based upon the attainment of certain corporate and/or individual performance goals during the year. The Incentive Plan is designed to provide additional incentive to NeoMedia's management to achieve these growth and profitability goals. Participation in the Incentive Plan is limited to those employees holding positions assigned to incentive eligible salary grades and whose participation is authorized by NeoMedia's Compensation Committee which administers the Incentive Plan, including determination of employees eligible for participation or exclusion. The Board of Directors can amend, modify or terminate the Incentive Plan for the next plan year at any time.

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

         The Company did not have an incentive plan for management in place for the year ended December 31, 2002.

STOCK OPTION PLANS

         Effective February 1, 1996 (and amended and restated effective July 18, 1996 and further amended through November 18, 1996), NeoMedia adopted its 1996 Stock Option Plan ("1996 Stock Option Plan"). The 1996 Stock Option Plan provides for the granting of non-qualified stock options and "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and provides for the issuance of a maximum of 1,500,000 shares of common stock. All 1,500,000 options were granted under NeoMedia's 1996 Stock Option Plan.

         Effective March 27, 1998, NeoMedia adopted its 1998 Stock Option Plan ("1998 Stock Option Plan"). The 1998 Stock Option Plan provides for the granting of non-qualified stock options and provides for the issuance of a maximum of 8,000,000 shares of common stock.

         Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan. The 2002 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock.

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

                                     III-5

Plan also provides for matching and discretionary contributions by NeoMedia. To date, NeoMedia has not made any such contributions.


OPTIONS GRANTED IN THE LAST FISCAL YEAR

      The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 2002:

                                    PERCENT OF
                     NUMBER OF        TOTAL
                     SECURITES       OPTIONS/                                    POTENTIAL REALIZABLE VALUE
                    UNDERLYING         SARS                                        AT ASSUMED ANNUAL RATES
                      OPTIONS       GRANTED TO      EXERCISE OR                  OF STOCK PRICE APPRECIATION
                      GRANTED      EMPLOYEES IN     BASE PRICE     EXPIRATION          FOR OPTION TERM
                                                                                   ------------------------
NAME                    (#)        FISCAL YEAR      ($/SHARE)         DATE           5% ($)     10% ($)
------------------ -------------- ---------------  ------------- ----------------  ------------------------

Charles W. Fritz       50,000          0.3%           $0.14      January 9, 2012      $4,245     $10,758
                      250,000          1.4%           $0.05       June 6, 2012        $7,861     $19,922
                    1,500,000          8.7%           $0.05       June 6, 2007       $20,721     $45,788



Charles T. Jensen      50,000          0.3%           $0.14      January 9, 2012      $4,245     $10,758
                      250,000          1.4%           $0.05       June 6, 2012        $7,861     $19,922
                      500,000          2.9%           $0.05       June 6, 2012       $15,722     $39,844


AGGREGATE   OPTION/SAR  EXERCISES  IN  LAST  FISCAL  YEAR  AND  FISCAL  YEAR-END
OPTIONS/SAR VALUES

      The following table sets forth options exercised by NeoMedia Named Executive Officers during fiscal 2002, and the number and value of all unexercised options at fiscal year end.

                                                  NUMBER OF UNEXERCISED
                      SHARES                      SECURITIES UNDERLYING        VALUE OF UNEXERCISED IN-
                     ACQUIRED       VALUE            OPTIONS/SARS AT           THE-MONEY OPTIONS/SARS AT
                    ON EXERCISE    REALIZED         DECEMBER 31, 2002            DECEMBER 31, 2002 (1)
                                              ------------------------------ ------------------------------
NAME                    (#)          ($)       EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
------------------ -------------- ----------- ------------------------------ -------------- ---------------


Charles W. Fritz   140,775            $1,408      2,829,400     219,600            -              -


Charles T. Jensen       -                 -       1,400,586     104,800            -              -

(1) The value of the in the money options is calculated by the difference between the market price of the stock at December 31, 2002 ($0.01) and the exercise price of the options. No options held by the Named Executive Officers were "In-the-money" as of December 31, 2002.


                                     III-6

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of February 25, 2003, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors and nominees,
(iii) by each executive officer of NeoMedia named in the Summary Compensation Table, and (iv) by all executive officers and directors of NeoMedia as a group.

                                           AMOUNT AND NATURE OF          PERCENT OF
                                         BENEFICIAL OWNERSHIP (1)        CLASS (1)
                                       ----------------------------     ------------

Charles W. Fritz (2)                                     4,730,900        14.1%
Fritz Family Limited Partnership(3)                      1,511,742         4.9%
Chandler T. Fritz 1994 Trust(3)(4)(5)                       58,489           *
Charles W. Fritz 1994 Trust(3)(4)(6)                        58,489           *
Debra F. Schiafone 1994 Trust(3)(4)(7)                      48,489           *
William Fritz(3)                                         3,163,299        10.2%
Edna Fritz(3)                                               90,609           *
Charles T. Jensen(8)                                     1,438,086         4.5%
David A. Dodge(9)                                          190,420           *
A. Hayes Barclay(10)                                       269,000           *
James J. Keil(11)                                          793,000         2.6%
                                        ---------------------------     ------------

Officers and Directors As a Group
   (9 Persons)(12)                                      12,352,523        34.2%
                                        ---------------------------     ------------

Thornhill Capital LLC (13)                               3,336,955        9.8%

----------------------------------------------------

       * - denotes ownership of less than one percent of issued and outstanding shares of our common stock.


      (1) Applicable percentage of ownership is based on 30,746,968 shares of common stock outstanding as of February 25, 2003, together with securities exercisable or convertible into shares of common stock within 60 days of January 20, 2003 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 25, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. .

     (2) Shares beneficially owned include 100 shares owned by each of Mr. Fritz's four minor children for an aggregate of 400 shares, 1,409,400 shares of common stock issuable upon exercise of options granted under our 2002 and 1998 stock option plans, 1,510,000 shares issuable upon exercise of stock warrants, 268,131 shares of common stock owned by Mr. Charles W. Fritz directly, and 1,542,969 shares of common stock held by the CW/LA II Family Limited Partnership, a family limited partnership for the benefit of Mr. Fritz's family.

     (3) William E. Fritz, the Company's corporate secretary and a director, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owners of the 1,511,742 shares held in the Fritz Family Partnership. As trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the shares of NeoMedia held in each trust. Accordingly, Mr. William E. Fritz is deemed to be the beneficial owner of an aggregate of 3,163,299 shares, 165,467 shares as a result of being trustee of the Chandler
           T.  Fritz  1994  Trust,  Charles  W.  Fritz  1994  Trust and Debra F.
           Schiafone 1994 Trust, 1,511,742 shares as a result of being co-general partner of the Fritz Family Partnership, 1,172,567 shares owned by Mr. Fritz or his spouse, 52,523 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse and 261,000 shares to be issued upon the exercise of options held by Mr. Fritz or his spouse. Mr. William E. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

                                     III-7

     (4) William E. Fritz is the trustee of this Trust and therefore is deemed to be the beneficial owner of such shares.

     (5) Chandler T. Fritz, son of William E. Fritz, is the primary beneficiary of this trust.

     (6)  Charles W.  Fritz,  son of William E. Fritz and our  president,  chief
          executive   officer,   an  Chairman  of  the  Board,  is  the  primary
          beneficiary of this trust.

     (7) Debra F. Schiafone, daughter of William E. Fritz, is the primary beneficiary of this trust.

     (8) Includes 1,436,586 shares of common stock issuable upon exercise of options granted under our 2002, 1998, and 1996 stock option plans, and 1,500 shares owned by Mr. Jensen's son.

     (9) Includes 190,420 shares of common stock issuable upon exercise of options granted under our 2002 and 1998 stock option plans.

     (10) Includes 264,000 shares of common stock issuable upon exercise of options granted under our 1996 and 1998 stock option plans, and 1,500 shares owned by Mr. Barclay directly. The address of the referenced individual is c/o Barclay & Damisch Ltd. 115 West Wesley Street Wheaton, IL 60187.

     (11) Includes 283,000 shares of common stock issuable upon exercise of options granted under NeoMedia's 2002, 1998, and 1996 stock option plans, 10,000 shares issuable upon exercise of warrants, and 500,000 shares owned by Mr. Keil directly. The address of the referenced individual is c/o Keil & Keil Associates 5505 CT Ave. NW, #339, Washington, D.C., 20015-2601.

     (12) Includes an aggregate of 3,844,406 currently exercisable options to purchase shares of common stock granted under NeoMedia's 2002, 1998, and 1996 stock option plans and 1,572,523 currently exercisable warrants to purchase shares of common stock.

     (13) Beneficial ownership is comprised of 1,432,055 shares issuable upon exercise of stock options granted under our 2002 and 1998 stock option plans, and 1,904,900 shares issuable upon exercise of stock warrants.

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

     During April 2000, the NeoMedia paid professional fees in the amount of $8,000 to a director of the company for consulting services rendered.

     During fiscal year 2000, NeoMedia leased office and residential facilities from related parties for rental payments totaling $5,000. This lease expired in 2000.

     During October 2001, the Company borrowed $4,000 from Charles W. Fritz, its Chairman and Chief Executive Officer, under a note payable bearing interest at 10% per annum with a term of six months.

     During February 2002, the Company borrowed $10,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 30 days. The note has not been repaid as of the date of this filing and continues to accrue interest.

     During March 2002, the Company borrowed $190,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 16 days. The note was repaid during March 2002.


                                     III-8

     During April 2002, the Company borrowed $11,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 60 days. The note had not been repaid as of the date of this filing and continues to accrue interest.

      During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and mature at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit are registered with the SEC. The notes are convertible, at the option of the holder, into either cash or shares of our common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, is recognizable as debt discount, and is being amortized over the life of the notes payable. Any unamortized debt discount related to beneficial conversion feature will be charged to expense upon conversion, as interest expense. In the event NeoMedia defaults on the note, NeoMedia will issue an additional 1,483,318 shares of its common stock to the note holders. The notes are secured by the Company's intellectual property, which is subject to first lien by AirClic, Inc. During March 2003, two of the affiliated parties, Mr. William Firtz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Mr. Charles Fritz's note in full during March 2003. NeoMedia will continue to pursue additional capital through the issuance of Convertible Secured Promissory Notes with the same terms as above.


ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . Neomedia's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") not more than 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS . Neomedia does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely effect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, Neomedia's senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. Accordingly, certain changes to Neomedia's internal controls were made during the fourth quarter of 2002, none of which were significant. Neomedia is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS . Neomedia's management, including the chief executive officer and chief financial officer, does not expect that our disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                     III-9

ITEM 15.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) The following exhibits required by Item 601 of Regulation S-K to be filed herewith are hereby incorporated by reference:


EXHIBIT
NO.             DESCRIPTION                                                  LOCATION
3.1             Articles of Incorporation of Dev-Tech Associates, Inc. and   Incorporated by reference to Exhibit 3.1 to
                amendment thereto                                            Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.2             Bylaws of DevSys, Inc.                                       Incorporated by reference to Exhibit 3.2 to
                                                                             Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.3             Restated Certificate of Incorporation of DevSys, Inc.        Incorporated by reference to Exhibit 3.3 to
                                                                             Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.4             By-laws of DevSys, Inc.                                      Incorporated by reference to Exhibit 3.4 to
                                                                             Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.5             Articles of Merger and Agreement and Plan of Merger of       Incorporated by reference to Exhibit 3.5 to
                DevSys, Inc and Dev-Tech Associates, Inc.                    Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.6             Certificate of Merger of Dev-Tech Associates, Inc. into      Incorporated by reference to Exhibit 3.6 to
                DevSys, Inc.                                                 Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.7             Articles of Incorporation of Dev-Tech Migration, Inc. and    Incorporated by reference to Exhibit 3.7 to
                amendment thereto                                            Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.8             By-laws of Dev-Tech Migration, Inc.                          Incorporated by reference to Exhibit 3.8 to
                                                                             Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.9             Restated Certificate of Incorporation of DevSys Migration,   Incorporated by reference to Exhibit 3.9 to
                Inc.                                                         Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

                                     III-10


EXHIBIT
NO.             DESCRIPTION                                                  LOCATION
3.10            Form of By-laws of DevSys Migration, Inc.                    Incorporated by reference to Exhibit 3.10 to
                                                                             Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.11            Form of Agreement and Plan of Merger of Dev-Tech             Incorporated by reference to Exhibit 3.11 to
                Migration, Inc. into DevSys Migration, Inc.                  Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.12            Form of Certificate of Merger of Dev-Tech Migration, Inc.    Incorporated by reference to Exhibit 3.12 to
                into DevSys Migration, Inc.                                  Company's Registration Statement No. 333-5534
                                                                             as filed with the SEC on November 25, 1996

3.13            Certificate of Amendment to Certificate of Incorporation     Incorporated by reference to Exhibit 3.13 to
                of DevSys, Inc. changing its name to NeoMedia                Company's Registration Statement No. 333-5534
                Technologies, Inc.                                           as filed with the SEC on November 25, 1996

3.14            Form of Certificate of Amendment to Certificate of           Incorporated by reference to Exhibit 3.14 to
                Incorporation of NeoMedia Technologies, Inc. authorizing a   Company's Registration Statement No. 333-5534
                reverse stock split                                          as filed with the SEC on November 25, 1996

3.15            Form of Certificate of Amendment to Restated Certificate     Incorporated by reference to Exhibit 3.5 to
                of Incorporation of NeoMedia Technologies, Inc. increasing   Company's Annual Report as filed with the SEC
                authorized capital and creating preferred stock              on November 2, 2001

4.1             Form of Certificate for Common Stock of DevSys, Inc.         Incorporated by reference to Exhibit 4.1 to
                                                                             the Company's Registration Statement No.
                                                                             333-5534 as filed with the SEC on November
                                                                             25, 1996

4.2             Form of Joseph Charles' Warrant Agreement                    Incorporated by reference to Exhibit 4.2 to
                                                                             the Company's Registration Statement No.
                                                                             333-5534 as filed with the SEC on November
                                                                             25, 1996

4.3             Form of Private Placement Financing Converted Securities     Incorporated by reference to Exhibit 4.4 to
                Registration Rights Agreement                                the Company's Registration Statement No.
                                                                             333-5534 as filed with the SEC on November
                                                                             25, 1996

4.4             Form of 10% Unsecured Subordinate Convertible Promissory     Incorporated by reference to Exhibit 4.5 to
                Note                                                         the Company's Registration Statement No.
                                                                             333-5534 as filed with the SEC on November
                                                                             25, 1996

4.5             Form of Principal Stockholder's Warrant                      Incorporated by reference to Exhibit 4.6 to
                                                                             the Company's Registration Statement No.
                                                                             333-5534 as filed with the SEC on November
                                                                             25, 1996

                                     III-11


EXHIBIT
NO.             DESCRIPTION                                                  LOCATION

4.6             Form of Placement Agent's Registration Rights Agreement      Incorporated by reference to Exhibit 4.7 to
                                                                             the Company's Registration Statement No.
                                                                             333-5534 as filed with the SEC on November
                                                                             25, 1996

4.7             Form of Placement Agent's Warrant for the Purchase of        Incorporated by reference to Exhibit 4.8 to
                Shares of Common Stock and Warrants                          the Company's Registration Statement No.
                                                                             333-5534 as filed with the SEC on November
                                                                             25, 1996

4.8             Form of Warrant Agreement and Warrant                        Incorporated by reference to Exhibit 4.9 to
                                                                             the Company's Registration Statement No.
                                                                             333-5534 as filed with the SEC on November
                                                                             25, 1996

4.9             NeoMedia Technologies, Inc. 1998 Stock Option Plan           Incorporated by reference to Appendix A to
                                                                             the Company's Form 14A as filed with the SEC
                                                                             on February 18, 1998

4.10            Form of Warrant to Charles W. Fritz                          Incorporated by reference to Exhibit 4.10 to
                                                                             the Company's Registration Statement on Form
                                                                             10-KSB as filed with the SEC on March 31, 1998

4.11            Form of Warrant to Dominick & Dominick, Incorporated         Incorporated by reference to Exhibit 4.11 to
                                                                             the Company's Annual Report on Form 10-KSB as
                                                                             filed with the SEC on March 31, 1998

4.12            Form of Warrant to Compass Capital LLC                       Incorporated by reference to Exhibit 4.12 to
                                                                             the Company's Annual Report on Form 10-KSB as
                                                                             filed with the SEC on March 31, 1998

4.13            Form of Warrant to Thornhill Capital, LLC                    Incorporated by reference to Exhibit 4.13 to
                                                                             the Company's Annual Report on Form 10-KSB as
                                                                             filed with the SEC on March 31, 1998

4.14            Form of Warrant to Southeast Research Partners, Inc.         Incorporated by reference to Exhibit 4.14 to
                                                                             the Company's Annual Report on Form 10-KSB as
                                                                             filed with the SEC on March 31, 1998

4.15            Form of Warrant to Joseph Charles & Associates, Inc.         Incorporated by reference to Exhibit 4.15 to
                                                                             the Company's Annual Report on Form 10-KSB as
                                                                             filed with the SEC on March 31, 1998

10.1            Warrant repricing letter dated March 19, 2002                Incorporated by reference to Exhibit 1.2 to
                                                                             the Registrant's Current Report on Form 8-K
                                                                             as filed with the SEC on April 2, 2002

10.2            Option repricing letter dated April 3, 2002                  Incorporated by reference to Exhibit 1.2 to
                                                                             the Registrant's Current Report on Form 8-K
                                                                             as filed with the SEC on April 15, 2002


                                     III-12


EXHIBIT
NO.             DESCRIPTION                                                  LOCATION

10.3            Intellectual Property licensing agreement between NeoMedia   Incorporated by reference to Exhibit 10.18 to
                and A.T. Cross Company                                       the Registrant's Form S-1/A as filed with the
                                                                             SEC on April 24, 2002

10.4            Intellectual Property licensing agreement between NeoMedia   Incorporated by reference to Exhibit 10.19 to
                and Symbol Technologies, Inc.                                the Registrant's Form S-1/A as filed with the
                                                                             SEC on April 24, 2002

10.5            Sponsorship and Advertising Agreement between NeoMedia and   Incorporated by reference to Exhibit 10.20 to
                About.com, Inc.                                              the Registrant's Form S-1/A as filed with the
                                                                             SEC on April 24, 2002

10.6            Letter of Intent regarding proposed strategic transaction    Incorporated by reference to Exhibit 10.21 to
                between NeoMedia and AirClic, Inc.                           the Registrant's Form S-1/A as filed with the
                                                                             SEC on April 24, 2002

10.7            Form of Promissory Note issued to AirClic, Inc.              Incorporated by reference to Exhibit 10.22 to
                                                                             the Registrant's Form S-1/A as filed with the
                                                                             SEC on April 24, 2002

10.8            Form of Limited Recourse Promissory Note issued in           Incorporated by reference to Exhibit 10.23 to
                exchange for 19 Million Shares of Common Stock               the Registrant's Form S-1/A as filed with the
                                                                             SEC on April 24, 2002

10.9            Nasdaq Staff Determination Letter with respect to            Incorporated by reference to Exhibit 10.24 to
                de-listing of NeoMedia securities from the Nasdaq SmallCap   the Registrant's Form S-1/A as filed with the
                market                                                       SEC on April 24, 2002

10.10           Revised warrant repricing letter dated April 3, 2002         Incorporated by reference to Exhibit 10.25 to
                                                                             the Registrant's Form S-1/A as filed with the
                                                                             SEC on April 24, 2002

10.11           Equity Line of Credit Agreement, dated May 6, 2002,          Incorporated by reference to Exhibit 10.17 to
                between NeoMedia Technologies and Cornell Capital            the Registrant's Quarterly Report on Form
                Partners, LP                                                 10-Q as filed with the SEC on August 14, 2002

10.12           License Agreement, dated October 18, 2000, between Digital   Incorporated by reference to Exhibit 10.1 to
                Convergence Corporation and NeoMedia                         the Registrants Form 10-QSB as filed on
                                                                             October 30, 2000

10.13           Nasdaq Staff delisting notification letter dated May 16,     Incorporated by reference to Exhibit 10.18 to
                2002                                                         the Registrant's Quarterly Report on Form
                                                                             10-Q as filed with the SEC on August 14, 2002

10.14           Settlement Agreement relating to wrongful termination        Incorporated by reference to Exhibit 10.19 to
                lawsuit brought by former president and Chief Operating      the Registrant's Form 10-Q as filed with the
                Officer                                                      SEC on August 14, 2002


                                     III-13


EXHIBIT
NO.             DESCRIPTION                                                  LOCATION
10.15           Mutual settlement agreement by and between NeoMedia          Incorporated by reference to Exhibit 10.20 to
                Technologies and 2150 Western Court Company, LLC             the Registrants Form 10-Q as filed on
                                                                             November 14, 2002

10.16           Mutual settlement agreement by and between NeoMedia          Incorporated by reference to Exhibit 10.21 to
                Technologies and Ripfire, Inc.                               the Registrants Form 10-Q as filed on
                                                                             November 14, 2002

10.17           Mutual settlement agreement by and between NeoMedia          Incorporated by reference to Exhibit 10.22 to
                Technologies and Wachovia Bank, N.A.                         the Registrants Form 10-Q as filed on
                                                                             November 14, 2002

10.18           Mutual settlement agreement by and between NeoMedia          Incorporated by reference to Exhibit 10.23 to
                Technologies and Marianne LePera, NeoMedia Technologies'     the Registrants Form 10-Q as filed on
                former General Counsel                                       November 14, 2002

10.19           Revised Equity Line of Credit Agreement, dated November      Incorporated by reference to Exhibit 10.24 to
                11, 2002, between NeoMedia Technologies and Cornell          the Registrants Form 10-Q as filed on
                Capital Partners LP                                          November 14, 2002

10.20           Sponsorship and Advertising Agreement, dated May 23, 2001,   Incorporated by reference to Exhibit 23.7 to
                between About.com and NeoMedia                               the Registrants Form S-1/A as filed on
                                                                             November 16, 2001

10.21           Promissory Note dated December 2, 2002 between Michael       Incorporated by reference to Exhibit 99.1 of
                Kesselbrenner and NeoMedia                                   the Registrant's Form 8-K as filed with the
                                                                             SEC on December 12, 2002.

10.22           Pledge Agreement dated December 2, 2002, between Michael     Incorporated by reference to Exhibit 99.2 of
                Kesselbrenner and NeoMedia                                   the Registrant's Form 8-K as filed with the
                                                                             SEC on December 12, 2002.

10.23           Placement Agent Agreement, dated September 17, 2002,         Incorporated by reference to Exhibit 10.84 of
                between NeoMedia Technologies and Westrock Advisors, Inc.    the Company's Form S-1 as filed with the SEC
                                                                             on December 20, 2002

10.24           Escrow Agreement, dated September 17, 2002, between          Incorporated by reference to Exhibit 10.85 of
                NeoMedia Technologies and Cornell Capital Partners           the Company's Form S-1 as filed with the SEC
                                                                             on December 20, 2002

10.25           Equity  Line of Credit  Agreement,  dated  September  17,    Incorporated  by reference to Exhibit 10.86 of
                2002, between  NeoMedia Technologies and Cornell Capital     the Company's Form S-1 as filed with the
                Partners                                                     SEC on December 20, 2002

10.26           Registration   Rights  Agreement,   dated  September  17,    Incorporated  by reference to Exhibit 10.87 of
                2002, between  NeoMedia Technologies and Cornell Capital     the Company's Form S-1 as filed with the SEC
                Partners                                                     on December 20, 2002

10.27           Promissory Note, dated February 23, 2001, between Digital    Incorporated by reference to Exhibit 10.88 of
                Convergence Corporation and NeoMedia                         the Company's Form S-1 as filed with the SEC
                                                                             on December 20, 2002

                                     III-14


EXHIBIT
NO.             DESCRIPTION                                                  LOCATION
10.28           Termination Agreement, dated August 21, 2001, between        Incorporated by reference to Exhibit 10.89 of
                About.com and NeoMedia                                       the Company's Form S-1 as filed with the SEC
                                                                             on December 20, 2002

10.29           Revised Equity Line of Credit Agreement, dated February      Incorporated by reference to Exhibit 10.80 of
                11, 2003, between NeoMedia Technologies and Cornell          the Company's Form S-1/A as filed with the
                Capital Partners                                             SEC on February 14, 2003

10.30           Memorandum of Terms, dated March 7, 2003, for merger         Incorporated by reference to Exhibit 03.1 of
                between NeoMedia Technologies and Loch Energy, Inc.          the Company's Form 8-K as filed with the SEC
                                                                             on March 19, 2003

21.0            Subsidiaries                                                 Incorporated by reference to description of
                                                                             the Company's subsidiaries contained in Part
                                                                             I, Item I of this Form 10-K.

23.1            Consent of Stonefield Josephson, Inc.                        Provided herewith

23.2            Notice Regarding Consent of Arthur Andersen LLP              Provided herewith


(b) Reports on Form 8-K

      The Company filed a Form 8-K on December 12, 2002, disclosing that it had issued to a private investor a promissory note in the amount of $165,000, bearing interest at a rate of 12% per annum, with a maturity of 150 days. The Company paid an administrative fee of $16,500 and legal fees of $10,000 relating to the issuance of the note, resulting in net proceeds to the Company of $138,500. In connection with the default provision of the note, the Company entered into a Pledge Agreement under which it has issued 53,362,005 shares to an unrelated third party as collateral for the note. In the event of default, the third party would issue the shares to the Investor, and the Company would issue additional shares as required to increase the Investor's ownership to 51% of the Company's fully-diluted outstanding shares at the time of default

      The Company filed a Form 8-K on March 9, 2003, disclosing that it had reached an agreement in principal to acquire and merge with Loch Energy, Inc., an oil and gas provider based in Humble, Texas. The merger is subject to negotiations of definitive contracts, corporate filing requirements, completion of due diligence and any required approval by the Boards of Directors and shareholders of each company. It is anticipated that closing would occur approximately 30 days after such conditions are satisfied



                                     III-15

                                  EXHIBIT 23.1



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               ---------------------------------------------------



Board of Directors
Neomedia Technologies, Inc.


We consent to the incorporation by reference of our independent auditors' report dated April 2, 2003 on the consolidated statement of balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, included in this Form 10-K, into the Company's previously filed Registration Statements (File Nos. 333-80591, 333-42477, 333-36098, 333-51811, 333-77659,
333-33738, 333-85422, 333-91284, 333-99183, 333-101588, and 333-102103).


/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
April 7, 2003

          EXHIBIT 23.2 NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

     Section 11(a) of the Securities Act of 1933, as amended (the "Securities Act"), provides that if any part of a registration statement at the time such part becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement, or as having prepared or certified any report or valuation which is used in connection with the registration statement, with respect to the statement in such registration statement, report or valuation which purports to have been prepared or certified by the accountant.


This Form 10-K is incorporated by reference into NeoMedia's filings on Form S-8 Nos. 333-80591, 333-42477, 333-36098, 333-51811, 333-77659, 333-33738,
333-85422, 333-91284, 333-99183,  333-101588, and 333-102103 (collectively,  the
"Registration Statements") and, for purposes of determining any liability under the Securities Act, is deemed to be a new registration statement for each Registration Statement into which it is incorporated by reference.

Effective October 24, 2001, NeoMedia dismissed Arthur Andersen LLP as its independent auditor and appointed Stonefield Josephson, Inc. to replace Arthur Andersen. NeoMedia's understanding is that the staff of the Securities and Exchange Commission has taken the position that it will not accept consents from Arthur Andersen if the engagement partner and the manager for the NeoMedia audit are no longer with Arthur Andersen. Both the engagement partner and the manager for the NeoMedia audit are no longer with Arthur Andersen. As a result, NeoMedia has been unable to obtain Arthur Andersen's written consent to the incorporation by reference into the Registration Statements of its audit report with respect to NeoMedia's financial statements as of December 31, 2000 and 1999 and for the years then ended. Under these circumstances, Rule 437a under the Securities Act permits NeoMedia to file this Form 10-K without a written consent from Arthur Andersen. As a result, however, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act for any purchases of securities under the Registration Statements made on or after the date of this Form 10-K. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including the Company's officers and directors, may still rely on Arthur Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 7th day of April, 2003.

                     NEOMEDIA TECHNOLOGIES, INC.
                     REGISTRANT


                     By:
                         ----------------------------------------------------
                          /s/ Charles T. Jensen, President, Acting Chief Executive Officer, Chief Operating Officer, and Director

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

SIGNATURES                        TITLE                                         DATE
----------                        -----                                         ----

                                  President, Acting Chief Executive Officer,
------------------------
/s/ Charles T. Jensen             Chief Operating Officer and Director          April 7, 2003

                                  Director and Secretary                        April 7, 2003
------------------------
/s/ William E. Fritz

                                  Chairman of the Board
/s/ Charles W. Fritz                                                            April 7, 2003

                                  Vice-President, Chief Financial
/s/ David A. Dodge                Officer and Controller                        April 7, 2003

                                  Director                                      April 7, 2003
------------------------
/s/ Hayes Barclay

                                  Director                                      April 7, 2003
------------------------
/s/ James J. Keil


                                 CERTIFICATIONS
                                 --------------

I, Charles T. Jensen, certify that:

1. I have reviewed this annual report on Form 10-K of NeoMedia Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 7, 2003                   /s/ Charles T. Jensen
                                      -----------------------------
                                             President, Chief Operating Officer,
                                             Acting Chief Executive Officer, and
                                             Director

                                  CERTIFICATION
                                  -------------

I, David A. Dodge, certify that:

1. I have reviewed this annual report on Form 10-K of NeoMedia Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 7, 2003                       /s/ David A. Dodge
                                          -----------------------------
                                                Vice-President, Chief Financial
                                                Officer, and Controller