Form 10QSB
period 2003-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2003-05-20
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION Washington,
                                   D.C. 20549
                        ---------------------------------

                                  FORM 10 - QSB
                                   (Mark One)
                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
        (Exact Name of Small Business Issuer as Specified In Its Charter)


             Delaware                                            36-3680347
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2201 Second Street, Suite 402, Fort Myers, Florida                  33901
            (Address of Principal Executive Offices)             (Zip Code)

Issuer's Telephone Number (Including Area Code)      239-337-3434


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of May 6, 2003, there were 95,189,168 outstanding shares of the issuer's Common Stock .

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          MARCH 31,
                                                                             2003
                                                                          ---------
ASSETS

Current assets:
      Cash and cash equivalents                                           $      8
      Trade accounts receivable, net of allowance for doubtful accounts
      of $42 Inventories                                                       409
                                                                                21
      Prepaid expenses and other current assets                                760
                                                                          --------
      Total current assets                                                   1,198
      Property and equipment, net                                               75
      Capitalized patents, net                                               2,180
      Capitalized and purchased software costs, net                            115
      Other long-term assets                                                   678
                                                                          --------
           Total assets                                                   $  4,246
                                                                          ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                    $  3,473
      Amounts due under financing agreements                                   471
      Liabilities in excess of assets of discontinued business unit          1,361
      Accrued expenses                                                       2,579
      Current portion of long-term debt                                        473
      Notes payable                                                          1,045
      Sales taxes payable                                                      332
      Deferred revenues                                                      1,002
      Other                                                                     39
                                                                          --------
           Total current liabilities                                        10,775

Long-term debt, net of current portion                                         178
                                                                          --------
           Total liabilities                                                10,953
                                                                          --------
Shareholders' deficit:
      Preferred stock, $0.01 par value, 25,000,000 shares authorized,
        none issued and outstanding                                           --
      Additional paid-in capital, preferred stock                             --
      Common stock, $0.01 par value, 200,000,000 shares authorized,
        92,160,790 shares issued and 36,899,341 outstanding                    369
       Additional paid-in capital                                           65,521
      Deferred stock-based compensation
                                                                              (150)
      Accumulated deficit                                                  (71,668)
      Treasury stock, at cost, 201,230 shares of common stock                 (779)
                                                                          --------
      Total shareholders' deficit                                           (6,707)
                                                                          --------
           Total liabilities and shareholders' deficit                    $  4,246
                                                                          ========




The accompanying notes are an integral part of this consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                     THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
                                                                         2003            2002
                                                                   -------------    ------------
NET SALES:
     License fees                                                   $        109    $        112
     Resale of software and technology equipment and service fees            765           1,284
                                                                    ------------    ------------
     Total net sales                                                         874           1,396
                                                                    ------------    ------------
COST OF SALES:
     License fees                                                             76             348
     Resale of software and technology equipment and service fees            702             966
                                                                    ------------    ------------
     Total cost of sales                                                     778           1,314
                                                                    ------------    ------------
GROSS PROFIT
                                                                              96              82
     Sales and marketing expenses                                            139             232
     General and administrative expenses                                     719             985
     Research and development costs                                           89             216
                                                                    ------------    ------------
     Loss from operations                                                   (851)         (1,351)
     Interest expense                                                         52              31
                                                                    ------------    ------------
NET LOSS                                                            $       (903)   $     (1,382)
                                                                    ============    ============
NET LOSS PER SHARE--BASIC AND DILUTED                               $      (0.03)   $      (0.05)
                                                                    ============    ============
Weighted average number of common shares--basic and diluted           31,519,083      29,114,298
                                                                    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                      THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                   2003         2002
                                                                                  -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      ($  903)   ($1,382)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     126        409
    Expense associated with warrant repricing                                          --         38
    Fair value of expense portion of stock based
             compensation granted for professional services                           278         54
    Interest expense allocated to convertible debt                                     37
    (Increase)/decrease in value of life insurance policies                            16          5
    Changes in operating assets and liabilities
     Trade accounts receivable, net                                                   (82)     1,498
     Inventory, prepaid expenses and other current assets                             (40)       (50)
     Accounts payable, amounts due under financing agreements,
       liabilities in excess of assets of discontinued business unit,
       accrued expenses and stock  liability                                          190     (1,093)
     Deferred revenue other current liabilities                                       125        175
                                                                                  -------    -------
     Net cash used in operating activities                                           (253)      (346)
                                                                                  -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalization of software development and purchased intangible assets            (5)        (6)
                                                                                  -------    -------
     Net cash used in investing activities                                             (5)        (6)
                                                                                  -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock, net of issuance costs of $16           81        198
    Net proceeds from exercise of stock warrants                                     --           27
    Borrowings under notes payable and long-term debt                                 262         10
    Repayments on notes payable and long-term debt                                   (147)      --
                                                                                  -------    -------
     Net cash provided by financing activities                                        196        235
                                                                                  -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                      (62)      (117)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                       70        134
                                                                                  -------    -------
CASH AND CASH EQUIVALENTS-END OF PERIOD                                           $     8    $    17
                                                                                  =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid/(received) during the year                                      $     1    $  --
    Non-cash investing and financing activities:
     Stock issuance in exchange for limited recourse promissory note                 --        3,040
     Warrants granted for service classified as prepaid assets                       --          427
     Fair value of common stock and options issued to settle debt                      60        272
     Cancellation of common stock issued in 2001 to offset stock
        subscription receivable                                                      --         (240)

     Interest expense related to convertible promissory notes                          37       --




              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 2003, and the results of operations and cashflows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.


NATURE OF BUSINESS OPERATIONS


     The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

     NeoMedia Internet Switching Services (NISS) (formerly named NeoMedia Application Services), and

     NeoMedia  Consulting  and  Integration   Services  (NCIS)  (formerly  named
NeoMedia SI)

     NISS (physical world-to-Internet offerings) is the Company's core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports the Company's physical world to Internet core technology, including our linking "switch" and our application platforms. NISS also manages the Company's valuable intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

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

RECLASSIFICATIONS

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. NeoMedia has implemented the provision of SFAS No. 145 and has concluded that the adoption does not have a material impact on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. NeoMedia has implemented the provision of SFAS No. 146 and has concluded that the adoption does not have a material impact on the Company's financial statements.

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

PROPOSED ACQUISITION AND MERGER WITH LOCH ENERGY, INC. ("LOCH")

     On March 13, 2003, the Company announced that it has reached an agreement in principal to acquire and merge with Loch, an oil and gas provider based in Humble, Texas. Loch currently owns mineral and lease rights to five properties, totaling approximately 130 acres, near Houston, Texas. Per the terms outlined in the Memorandum of Terms, the merger would provide for one share of common stock of the Company to be exchanged for every four shares of Loch common stock on an adjusted basis, and additional "earn out" shares to be issued to Loch shareholders based on actual oil production in the first year after closing. Total shares to be issued to Loch shareholders will not exceed 50% of NeoMedia outstanding shares. The merger is subject to negotiations of definitive contracts, corporate filing requirements, completion of due diligence and approval by the Boards of Directors and shareholders of each company. It is anticipated that closing would occur approximately 30 days after such conditions are satisfied.

EQUITY LINE OF CREDIT WITH CORNELL CAPITAL PARTNERS, LP ("CORNELL")

     On February 11, 2003, NeoMedia and Cornell terminated the November 12, 2002 Equity Line of Credit Agreement and entered into a new Equity Line of Credit Agreement with Cornell under which Cornell agreed to purchase up to $10.0 million of NeoMedia's common stock over the next two years, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase is $150,000 with a minimum of seven days between purchases. The shares are valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company pays 5% of the gross proceeds of each purchase to Cornell. On February 14, 2003, the SEC declared effective the S-1 registration statement containing 100 million shares underlying the Equity Line of Credit. During the three-month period ended March 31, 2003, the Company issued 3,452,373 shares of stock to Cornell under the Equity Line of Credit Agreement. Cornell also sold an additional 537,969 shares during the last week of March 2003 that were issued by the Company in the first week of April 2003. Total proceeds from the sale of shares under the Equity Line of Credit Agreement were approximately $85,000.

     On March 13, 2003, Cornell lent the Company $262,000 under a note payable, with the principal of the note to be repaid over a period of 10 weeks from issuance. As of March 31, 2003, the Company had paid down the principal to a balance of approximately $210,000. This note payable is a non-interest bearing note, and Cornell charged a 5% fee. Due to the short maturity of the note, imputed interest expense at market rate is minimal.


OTHER EVENTS

     On March 13, 2003, the Company repaid the remaining balance of $85,000 on a note due to Michael Kesselbrenner, a private investor. The original note had been issued in the amount of $165,000 on December 2, 2002, with a term of 150 days. In connection with the default provision of the note, the Company entered into a Pledge Agreement, dated December 2, 2002, under which the Company issued 53,620,020 shares of common stock to an unrelated third party as collateral for the note. The note balance of $85,000 was paid off on March 13, 2003, and the 53,620,020 shares were returned to the Company on April 4, 2003 and retired.

PRO-FORMA INFORMATION REQUIRED BY SFAS 123 AND SFAS 148

     Pro forma information regarding the effect on operations is required by SFAS 123 and SFAS 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information is calculated using the Black-Scholes method at the date of grant and is based on the following assumptions:

                  Expected life             3-5 Years
                  Risk-free interest rate   4.5-6.0%
                  Dividend yield              --
                  Volatility                80-220%

     This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

     For purposes of SFAS 123 pro-forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

Net Loss, as reported                                   ($903)
Compensation recognized under APB 25                       ---
Compensation recognized under SFAS 123                    $118
                                                  -------------
 Pro-forma net loss                                   ($1,021)
                                                  =============

SUBSEQUENT EVENTS

      On April 2, 2003, the Company was issued its sixth US Patent. The technology covered by the patent allows for a connection from human-or machine-readable input to generate a tailored response that can utilize a profile of the person making the link between the code-carrying physical object and the desired electronic information. The patent allowed 58 claims.

      On April 17, 2003, the Board of Directors of the Company approved the payment in full of approximately $154,000 of liabilities owed by the Company to Charles W. Fritz, the Company's Founder and Chairman of the Board of Directors, through the issuance of 15,445,967 shares of common stock. The shares granted as payment of the liability have not been registered for re-sale with the US Securities and Exchange Commission.

      On April 21, 2003, the Company sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share. In connection with the sale, the Company also granted the purchaser 25,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The purchaser was William E. Fritz, a member of the Company's Board of Directors. Proceeds to the Company from sale of the shares were $250,000. Neither the purchased shares nor the shares underlying the warrants granted in the private placement have been registered for re-sale with the US Securities and Exchange Commission.

      During April 2003, the Company repriced approximately 1.9 million warrants held by Thornhill Capital LLC ("Thornhill"), an outside consultant to the Company. Of the 1.9 million warrants, 1.5 million had an exercise price of $0.05 per share, and approximately 0.4 million had an exercise price of $2.09 per share. All 1.9 million warrants were repriced to $0.00 per share. The Company will recognize an expense related to this transaction during the second quarter of 2003.


2.    LIQUIDITY AND CAPITAL RESOURCES

     The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. The Company may obtain up to $10.0 million over the next two years through its Equity Line of Credit agreement with Cornell Capital Partners LP. As of May 6, 2003, the Company had obtained $0.4 million under such agreement. Management believes that this additional financing will be sufficient to sustain operations through June 30, 2003, however, there can be no assurances that the market for the Company's stock will support the sale of sufficient shares NeoMedia's stock to raise sufficient capital to sustain operations for such a period. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

     Net cash used in operating activities was approximately $0.3 million for each of the three-month periods ended March 31, 2003 and 2002. During the three months ended March 31, 2003, trade accounts receivable inclusive of costs in excess of billings increased $0.1 million, while accounts payable, amounts due under financing arrangements, accrued expenses, and deferred revenue increased $0.3 million. During the three months ended March 31, 2002, trade accounts receivable decreased $1.5 million, while accounts payable, amounts due under financing arrangements, accrued expenses, and deferred revenue decreased $0.9 million. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 2003 and 2002, was $5,000 and $6,000, respectively. Net cash provided by financing activities for the three months ended March 31, 2003 and 2002, was $0.2 million and $0.2 million, respectively.

     During the three months ended March 31, 2003 and 2002 the Company's net loss totaled approximately $0.9 million and $1.4 million, respectively. As of March 31, 2003 the Company had accumulated losses from operations of approximately $71.7 million, had a working capital deficit of approximately $9.6 million, and approximately $8,000 in cash balances.

     Management believes it will need to have access to the Cornell Equity Line of Credit agreement, or raise additional capital from other sources to sustain the Company's operations in 2003. The failure of management to accomplish these initiatives will adversely affect the Company's business, financial conditions, and results of operations and its ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; the valuation of intangibles, which affects our amortization and write-offs of goodwill and other intangibles. The Company also has other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in our financial statements.

      INVENTORY VALUATION. The Company's policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires management to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with revenue forecasts. If the Company's demand forecast is greater than its actual demand the Company may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, the Company has excess capacity in our manufacturing facilities. Currently, the Company is not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

      INTANGIBLE ASSET VALUATION. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily uses the weighted-average probability method outlined in SFAS 144. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates the Company has used are consistent with the plans and estimates that the Company uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

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

INTANGIBLE ASSETS

         At the end of each quarter the Company performs impairment tests on each of its intangible assets, which include capitalized patent costs, capitalized software development costs, and purchased software. In doing so, the Company evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected revenue to be derived from the asset. Intangible asset balances are then adjusted to their current net realizable value based on these criteria if impaired. No impairment charges were taken during the three months ended March 31, 2003.

FINANCING AGREEMENTS

         As of March 31, 2003, the Company was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows the Company to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. The Company and GE Access are currently operating under an additional arrangement under which GE Access retains 50% of the Company's proceeds from sales financed by GE Access, and applies the portion of proceeds toward past due balances. This arrangement temporarily reduces by half the Company's cash flow from resales of equipment and software financed by GE Access. The Company expects to begin receiving 100% of the proceeds from such sales during the second half of 2003. Termination of the Company's financing relationship with GE Access could materially adversely affect the Company's financial condition. Management expects the agreement to remain in place in the near future.

OTHER DEBTS

     On December 2, 2002, the Company issued to Michael Kesselbrenner, a private investor, a promissory note in the principal amount of $165,000, bearing interest at a rate of 12% per annum, with a maturity of 150 days. In connection with the default provision of the promissory note, the Company entered into a pledge agreement, dated December 2, 2002, under which the Company issued 53,620,020 shares of common stock to an unrelated third party as collateral for the Promissory Note. The investor only funded to the Company $84,000 of the principal amount of the note. The Company repaid this note during March 2003, and the shares held in escrow were returned during April 2003. The Company has no further obligation under this note agreement.

     During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and matured at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit are registered with the SEC. The notes are convertible, at the option of the holder, into either cash or shares of our common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, is recognizable as debt discount, and is being amortized over the life of the notes payable. Any unamortized debt discount related to beneficial conversion feature will be charged to expense upon conversion, as interest expense. In the event NeoMedia defaults on the note, NeoMedia will issue an additional 1,483,318 shares of its common stock to the note holders. The notes are secured by our intellectual property, which is subject to first lien by AirClic, Inc. During March 2003, two of the affiliated parties, Mr. William Fritz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Charles Fritz's note in full during March 2003, and repaid William Fritz's note during April 2003. NeoMedia will continue to pursue additional capital through the issuance of Convertible Secured Promissory Notes with the same terms as above.

     On March 13, 2003, Cornell lent the Company $262,000 under a note payable, with the principal of the note to be repaid over a period of 10 weeks from issuance. As of March 31, 2003, the Company had paid down the principal to a balance of approximately $210,000. This note payable is a non-interest bearing note, and Cornell charged a 5% fee.

GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through March 31, 2003, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether NeoMedia will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional funds through its $10 million Equity Line of Credit with Cornell. However, no assurances can be given as to the success of these plans. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Beginning in the second quarter of 2002, the Company's continued focus was aimed toward the intellectual property commercialization unit of its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for the Company's end-users, competitive advantage for their business partners and return-on-investment for their investors. To this end, the Company has signed four intellectual property licenses since its inception. The Company also continued its movement into the Storage Area Network (SAN) market through its NeoMedia Consulting and Integration Services (NCIS) business unit.

         Additionally, during the first quarter of 2003, the Company announced that that it had reached an agreement in principal to acquire and merge with Loch, an oil and gas provider based in Humble, Texas. Loch currently owns mineral and lease rights to five properties, totaling approximately 130 acres, near Houston, Texas. Loch's portion of the proven reserves on the five properties is estimated at 7,707,247 barrels. Loch's portion of the probable reserves on the five properties is estimated at an additional 5,963,748 barrels. Per the terms outlined in the Memorandum of Terms, the merger would provide for one share of common stock of the Company to be exchanged for every four shares of Loch common stock on an adjusted basis, and additional "earn out" shares to be issued to Loch shareholders based on actual oil production in the first year after closing. Total shares to be issued to Loch shareholders will not exceed 50% of NeoMedia outstanding shares. The merger is subject to negotiations of definitive contracts, corporate filing requirements, completion of due diligence and any required approval by the Boards of Directors and shareholders of each company. It is anticipated that closing would occur approximately 30 days after such conditions are satisfied.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     Net sales. Total net sales for the three months ended March 31, 2003 were $0.9 million, which represented a $0.5 million, or 36%, decrease from $1.4 million for the three months ended March 31, 2002. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. The Company intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, the Company expects resales to more closely resemble the results for the first three months of 2002, rather than the first three months of 2003.

     LICENSE FEES. License fees were $0.1 million for the three months ended March 31, 2003, compared with $0.1 million for the three months ended March 31, 2002. The Company expects license fees to remain materially constant over the next 12 months.

     RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees decreased by $0.5 million, or 38%, to $0.8 million for the three months ended March 31, 2003, as compared to $1.3 million for the three months ended March 31, 2002. This decrease primarily resulted from increased competition and general economic conditions. The Company intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, the Company expects resales to more closely resemble the results for the first three months of 2002, rather than the first three months of 2003.

     COST OF SALES. Cost of license fees was $0.1 million for the three months ended March 31, 2003, a decrease of $0.2 million, or 67%, compared with $0.3 million for the three months ended March 31, 2002. The decrease resulted from reduced amortization expense in 2003 of capitalized development costs relating to the PaperClick, MLM/Affinity, and Qode products that were written off during 2002. Cost of resales was $0.7 million for the three months ended March 31, 2003, a decrease of $0.3 million, or 30%, compared with $1.0 million for the three months ended March 31, 2002. The decrease resulted from decreased resales in 2003 compared with 2002. Cost of resales as a percentage of related resales was 92% in 2003, compared to 75% in 2002. This increase is due to an increased sales mix of lower-margin equipment products sold in 2003 compared to 2002. The Company expects costs of resales to fluctuate with the sales of its equipment software, and services over the next 12 months.

     GROSS PROFIT. Gross profit was $0.1 million for the three months ended March 31, 2003 and 2002.

     SALES AND MARKETING. Sales and marketing expenses were $0.1 million for the three months ended March 31, 2003, a decrease of $0.1 million, or 50%, compared with $0.2 million for the three months ended March 31, 2002. This decrease resulted from reduced sales commissions paid on lower sales in 2003 as compared with 2002. The Company expects sales and marketing expense to fluctuate with sales of it proprietary and resold products over the next 12 months.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $0.3 million, or 30%, to $0.7 million for the three months ended March 31, 2003, compared to $1.0 million for the three months ended March 31, 2002. The decrease resulted primarily from a smaller administrative staff after the Company's cost reduction initiative that began in late 2001. The Company expects general and administrative expense to decrease slightly during 2003 due to reduced professional service expenses, lease restructuring, and other cost reduction efforts.

     RESEARCH AND DEVELOPMENT. During the three months ended March 31, 2003, NeoMedia charged to expense $0.1 million of research and development costs, a decrease of $0.1 million or 50% compared to $0.2 million charged to expense for the three months ended March 31, 2002. The decrease is primarily due to a continued reduction in research and development overhead since first quarter 2002. The Company expects research and development costs will not fluctuate materially over the next 12 months.

     Interest expense (income), net. Interest expense/(income) consists primarily of interest paid to creditors as part of financed purchases, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense/(income) increased by $21,000, or 68%, to $52,000 for the three months ended March 31, 2003 from $31,000 for the three months ended March 31, 2002, due to interest expense in the first three months of 2003 associated with convertible notes issued in November 2002.

     NET LOSS. The net loss for the three months ended March 31, 2003 was $0.9 million, which represented a $0.5 million, or 36% decrease from a $1.4 million loss for the three months ended March 31, 2002. The decrease resulted primarily from reduced sales and marketing, general and administrative, and development costs during 2003, after the Company's cost reduction initiative that began in late 2001.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . NeoMedia's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") not more than 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.


CHANGES IN INTERNAL CONTROLS . NeoMedia does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, NeoMedia's senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. NeoMedia is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.


LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS . NeoMedia's management, including the chief executive officer and chief financial officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

     AIRCLIC, INC. LITIGATION

     On July 3, 2001, the Company entered into a non-binding letter of intent with AirClic, which contemplated an intellectual property cross-licensing transaction between the Company and AirClic. Under the terms of the letter of intent, AirClic was to provide the Company with bridge financing of $2,000,000, which was to be paid to the Company in installments. On July 11, 2001, AirClic advanced $500,000 in bridge financing to the Company in return for a promissory note from the Company secured by all of its assets, including its physical world-to-Internet patents. During the negotiation of definitive agreements, the letter of intent was abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note.

     On September 6, 2001, AirClic filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company under the terms of a letter of intent entered into between AirClic and the Company. The letter of intent was subsequently abandoned on the basis of the Company's alleged breach of certain representations made by the Company in the promissory note issued to AirClic in respect of such advance. The note issued by the Company in respect of AirClic's $500,000 advance is secured by substantially all of the Company's property, including the Company's core physical world-to-Internet technologies. If the Company is unsuccessful in this litigation, AirClic, which is one of the Company's key competitors, could acquire the Company's core intellectual property and other assets, which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company is vigorously defending this claim and has filed counterclaims against AirClic. As of the date of this filing, pleadings were closed and the parties have engaged in written discovery. Whether or not AirClic is successful in asserting its claims that the Company breached certain representations made by it in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to the Company, payment of the note and related interest would have a material adverse effect on the Company's financial condition. If the Company fails to pay such note, AirClic could proceed against the Company's intellectual property and other assets securing the note which would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations. The Company has not accrued any additional liability over and above the note payable and related accrued interest. The Company and AirClic are currently proceeding with depositions.

      DIGITAL:CONVERGENCE LITIGATION

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

      OTHER LITIGATION

      In April 2001, the former President and director of NeoMedia filed a lawsuit against the Company and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that the Company breached the employment agreement. The individual's employment with the Company ended in January 2001. During May 2002, the Company settled the suit. The Company was obligated to make cash payments of $90,000 directly to the plaintiff during the period May 2002 through December 2002, and cash payments to the plaintiff's attorney for legal fees in the amount of $45,000 due in July and August 2002. In addition, the plaintiff was granted 360,000 options to purchase shares of NeoMedia common stock at an exercise price of $0.08. As of March 31, 2002, the Company had accrued a $347,000 liability relating to the suit. As a result, the Company recognized an increase to net income of approximately $176,000 during the three-month period ended June 30, 2002 to adjust the liability to the settlement amount. As of March 31, 2003, the Company had an accrued liability of approximately $18,000 relating to this matter.

      On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, the Company settled this suit for $133,000 of the Company's common stock, to be valued at the time of registration of the shares. The Company's stock was trading at approximately $0.05 at that time. The Company included for registration 2.7 million shares in the name of Ripfire in its form S-1 that was declared effective by the SEC on February 14, 2003. The Company's stock was trading at approximately $0.02 on February 14, 2003. The actual number of shares to be issued to Ripfire per the pricing outlined in the agreement was approximately 9.8 million. On March 31, 2003, the Company issued the 2.7 million shares of common stock that had been registered in the S-1 to Ripfire. The Company has a remaining accrued liability of $106,000 relating to this matter as of March 31, 2003.

      On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. The Company is currently attempting to negotiate settlement of this matter. The Company has accrued a liability of $525,000 as of March 31, 2003.

      On January 22, 2002, Rapidigm, Inc. sued the Company to collect unpaid professional service expense incurred in 2001 in the amount of approximately $15,000. The Company and Rapdigm reached a settlement in February 2002, under which the Company made payments totaling approximately $7,000. On April 22, 2003, Rapidigm obtained a judgment for the remaining balance of the liability plus court fees and interest. The Company has accrued a liability of approximately $10,000 as of March 31, 2003.

      On July 22, 2002, 2150 Western Court, L.L.C., the property manager for the Company's Lisle, IL, office, filed a summons seeking payment of approximately $72,000 for all past due rents on the facility. The summons asked for a judgment for the above amount plus possession of the premises. On August 9, 2002, the Company settled this matter. The settlement calls for past due rents of approximately $72,000 to be paid over a 15-month period, as well as reduced rents for the period August 2002 through March 2003. As additional consideration in the settlement, the Company issued 900,000 shares of its common stock to 2150 Western Court L.L.C. The Company had a liability of approximately $50,000 relating to this matter as of March 31, 2003.

      On July 27, 2002, the Company's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, the Company's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, the Company reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff is seeking payment of the entire original incentive payout. On November 12, 2002, the Company settled the lawsuit. The settlement calls for cash payments totaling approximately $90,000 over a period of ten months, plus 250,000 vested options to purchase shares of the Company's common stock at an exercise price of $0.01 with a term of five years. The Company had a liability of approximately $45,000 relating to this matter as of March 31, 2003.

      On August 23, 2002, Dell Marketing LP filed suit against the Company seeking payment of approximately $5,000 relating to equipment purchased by the Company. The Company made payments against the liability in the amount of approximately $4,000 during 2002. The plaintiff has received a default judgment in the amount of approximately $4,000 for the remaining balance plus interest and court costs.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. The Company has accrued approximately $92,000 relating to this matter as of March 31, 2003.

      On September 13, 2002, Wachovia Bank, N.A., owner of the building in which the Company's Ft. Myers, Florida headquarters is located, filed a complaint in Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $225,000 in past due rents. The complaint also seeks payment of all future rent payments under the lease term, which expires in January 2004, as well as possession of the premises. On October 28, 2002, the Company and Wachovia reached a settlement on this matter. The settlement calls for cash payments of past due rents of approximately $250,000 over a period of 16 months. The Company will also vacate approximately 70% of the unused space in its headquarters, and the rent for the remainder of the lease, which expires in January 2004, will be reduced according to square footage used. The Company has accrued a liability of approximately $242,000 relating to this matter as of March 31, 2003.

      On October 21, 2002, International Digital Scientific, Inc. ("IDSI") filed a demand for arbitration relating to past due payments on an uncollateralized note payable from us to IDSI dated October 1, 1994. The note was issued in exchange for the purchase by us of computer software from IDSI. The note calls for the Company to make payments of the greater of: (i) 5% of the collected gross revenues from sales of software or (ii) $16,000 per month. As of March 31, 2003, the Company had recorded a current portion of long term debt to IDSI of approximately $473,000. The net carrying value of future obligation under the note was approximately $651,000 as of March 31, 2003. The Company has filed a counterclaim with the arbitrator relating to this matter. The arbitration hearing has been scheduled for June 25, 2003.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against the Company seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, the Company settled the suit for cash payments totaling $170,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. If the balance is paid within one year of the settlement, the Company will not pay interest charges. The Company has recorded the note payable amount of approximately $170,000 and accrued interest of approximately $26,000 relating to this matter as of March 31, 2003.

         On November 11, 2002, Avnet/Hallmark Computer Marketing Group filed a complaint against the Company seeking payment of approximately $66,000 in past due amounts relating to hardware and software re-sold by the Company. During December 2002, the Company made payment of approximately $30,000 to Avnet, reducing the balance owed to approximately $37,000. On April 1, 2003, the plaintiff received a judgment from the circuit court for the remaining balance. The Company is attempting to negotiate a payment plan for the judgment balance of approximately $57,000, including court costs and interest. The Company had a liability of approximately $57,000 relating to this matter as of March 31, 2003.

      On December 30, 2002, Brooks Automation, Inc. filed a complaint against the Company seeking payment of approximately $37,000 in past due amounts relating to software re-sold by the Company. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. On January 16, 2003, the Company and Brooks Automation reached a settlement under which the Company will pay the amount owed to Brooks Automation over a period of approximately 15 months, with the payment amount increasing after three months. The Company had a liability of approximately $36,000 relating to this matter as of March 31, 2003.

      On February 6, 2003, Allen Norton & Blue, P.A., filed a complaint against the Company seeking payment of approximately $25,000 in past due legal services. The Company is attempting to negotiate settlement of this issue out of court prior to the court date. The Company had a liability of approximately $25,000 relating to this matter as of March 31, 2003.

      On March 10, 2003, IBM Credit Corporation filed a complaint against the Company seeking payment of approximately $9,000 in past due amounts relating to equipment leased by the Company. On March 25, 2003, the Company received a writ of replevin allowing IBM Credit Corporation to repossess the equipment. The Company is currently in possession of the equipment and negotiating a settlement for the remaining payments due.

      On April 18, 2003, a former participant in the Company's 2001 self-insured health plan sued the Company to recover approximately $46,000 in unpaid health claims from 2001. The Company is attempting to negotiate a settlement prior to the court date. The Company had accrued the claims related to this suit in the amount of approximately $40,000 as of March 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                  (None)

(b)               Reports on Form 8-K

         The Company filed a Form 8-K on March 9, 2003, disclosing that it had reached an agreement in principal to acquire and merge with Loch Energy, Inc., an oil and gas provider based in Humble, Texas. The merger is subject to negotiations of definitive contracts, corporate filing requirements, completion of due diligence and any required approval by the Boards of Directors and shareholders of each company. It is anticipated that closing would occur approximately 30 days after such conditions are satisfied

         The Company filed a report on Form 8-K on April 24, 2003, reporting that: i) the Board of Directors had approved the payment in full of approximately $154,000 of liabilities owed by the Company to Charles W. Fritz, the Company's Founder and Chairman of the Board of Directors, through the issuance of 15,445,967 shares of common stock, and ii) the Company had sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share to William
         E. Fritz, an outside director. The Company also granted 25,000,000 warrants to purchase shares of the Company's common stock at $0.01 per share to William Fritz as part of the purchase.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEOMEDIA TECHNOLOGIES, INC.
                                           Registrant

Date May 19, 2003           By:  /s/ Charles T. Jensen
     ------------           ---------------------------------------------
                            Charles T. Jensen,  President,  Acting Chief
                            Executive  Officer,  Chief Operating
                            Officer, and Director

Date May 19, 2003           By:  /s/ David A. Dodge
     ------------           ---------------------------------------------
                            David A. Dodge, Vice President,
                            Chief Financial Officer, and Controller

                                  CERTIFICATION

I, Charles T. Jensen, certify that:

1.  I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  NeoMedia
Technologies, Inc.;

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


Date: May 19, 2003                    /s/ Charles T. Jensen
                                     -----------------------------------
                                     President,   Chief  Operating  Officer,
                                     Acting  Chief  Executive
                                     Officer, and Director

                                  CERTIFICATION

I, David A. Dodge, certify that:

1.  I  have  reviewed  this   quarterly   report  on  Form  10-QSB  of  NeoMedia
Technologies, Inc.;

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


Date: May 19, 2003                    /s/ David A. Dodge
                                      -----------------------------------
                                      Vice President, Chief Financial
                                      Officer, and Controller