Form 10QSB
period 2003-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2003-08-14
CIK 1022701

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB
                                   (Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of August 6, 2003, there were 157,650,104 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                            JUNE 30,
                                                                                                                             2003
                                                                                                                           --------
ASSETS
Current assets:
            Cash and cash equivalents                                                                                      $    153
            Trade accounts receivable, net of allowance for doubtful accounts of $27                                            227
            Inventories, net                                                                                                     13
            Prepaid expenses and other current assets                                                                           627
                                                                                                                           --------
            Total current assets                                                                                              1,020
            Property and equipment, net                                                                                          94
            Capitalized patents, net                                                                                          2,122
            Capitalized and purchased software costs, net                                                                        87
            Other long-term assets                                                                                              702
                                                                                                                           --------
                 Total assets                                                                                              $  4,025
                                                                                                                           ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
            Accounts payable                                                                                               $  3,206
            Amounts due under financing agreements                                                                              372
            Liabilities in excess of assets of discontinued business unit                                                     1,363
            Sales taxes payable                                                                                                 271
            Accrued expenses                                                                                                  2,539
            Notes payable                                                                                                       771
            Current portion of long-term debt                                                                                   535
            Deferred revenues                                                                                                   798
            Other                                                                                                                37
                                                                                                                           --------
                 Total current liabilities                                                                                    9,892
Long-term debt, net of current portion                                                                                          139
                                                                                                                           --------
                 Total liabilities                                                                                           10,031
                                                                                                                           --------
Shareholders' deficit:
            Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued
                and outstanding                                                                                                --
            Additional paid-in capital, preferred stock                                                                        --
            Common stock, $0.01 par value, 200,000,000 shares authorized, 120,096,032
                shares issued and 116,727,842 outstanding                                                                     1,167
            Additional paid-in capital                                                                                       66,319
            Deferred stock-based compensation                                                                                   (93)
            Accumulated deficit                                                                                             (72,620)
            Treasury stock, at cost, 201,230 shares of common stock                                                            (779)
                                                                                                                           --------
            Total shareholders' deficit                                                                                      (6,006)
                                                                                                                           --------
                 Total liabilities and shareholders' deficit                                                               $  4,025
                                                                                                                           ========

               The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                                 ------------          ------------
                                                                                                     2003                  2002
                                                                                                 ------------          ------------
NET SALES:
         License fees                                                                            $        160          $         41
         Resale of software and technology equipment and service fees                                     514                 3,611
                                                                                                 ------------          ------------
         Total net sales                                                                                  674                 3,652
                                                                                                 ------------          ------------
COST OF SALES:
         License fees                                                                                      75                   336
         Resale of software and technology equipment and service fees                                     486                 2,899
                                                                                                 ------------          ------------
         Total cost of sales                                                                              561                 3,235
                                                                                                 ------------          ------------
GROSS PROFIT                                                                                              113                   417
         Sales and marketing expenses                                                                     122                   280
         General and administrative expenses                                                              750                 1,575
         Research and development costs                                                                    76                   317
         Loss on impairment of assets                                                                    --                   1,003
                                                                                                 ------------          ------------
         Loss from operations                                                                            (835)               (2,758)
         Interest expense (income), net                                                                   117                    66
                                                                                                 ------------          ------------
Loss from continuing operations                                                                          (952)               (2,824)
         Loss on disposal of discontinued business unit (Note 1)                                         --                  (1,523)
                                                                                                 ------------          ------------
NET LOSS                                                                                         $       (952)         $     (4,347)
                                                                                                 ============          ============
NET LOSS PER SHARE FROM
         CONTINUING OPERATIONS--BASIC AND DILUTED                                                $      (0.01)         $      (0.07)
                                                                                                 ============          ============
NET LOSS PER SHARE FROM
         DISCONTINUED OPERATIONS--BASIC AND DILUTED                                              $       --            $      (0.04)
                                                                                                 ============          ============
NET LOSS PER SHARE--BASIC AND DILUTED                                                            $      (0.01)         $      (0.11)
                                                                                                 ============          ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC AND DILUTED                                        78,404,148            39,412,368
                                                                                                 ============          ============

               The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                                 ------------          ------------
                                                                                                     2003                  2002
                                                                                                 ------------          ------------
NET SALES:
         License fees                                                                            $        269          $        153
         Resale of software and technology equipment and service fees                                   1,279                 4,895
                                                                                                 ------------          ------------
         Total net sales                                                                                1,548                 5,048
                                                                                                 ------------          ------------
COST OF SALES:
         License fees                                                                                     151                   684
         Resale of software and technology equipment and service fees                                   1,188                 3,865
                                                                                                 ------------          ------------
         Total cost of sales                                                                            1,339                 4,549
                                                                                                 ------------          ------------
GROSS PROFIT                                                                                              209                   499
         Sales and marketing expenses                                                                     261                   512
         General and administrative expenses                                                            1,469                 2,560
         Research and development costs                                                                   165                   533
         Loss on impairment of assets                                                                    --                   1,003
                                                                                                 ------------          ------------
         Loss from operations                                                                          (1,686)               (4,109)
         Interest expense (income), net                                                                   169                    97
                                                                                                 ------------          ------------
Loss from continuing operations                                                                        (1,855)               (4,206)
         Loss on disposal of discontinued business unit (Note 1)                                         --                  (1,523)
                                                                                                 ------------          ------------
NET LOSS                                                                                         $     (1,855)         $     (5,729)
                                                                                                 ============          ============
NET LOSS PER SHARE FROM
         CONTINUING OPERATIONS--BASIC AND DILUTED                                                $      (0.03)         $      (0.12)
                                                                                                 ============          ============
NET LOSS PER SHARE FROM
         DISCONTINUED OPERATIONS--BASIC AND DILUTED                                              $       --            $      (0.05)
                                                                                                 ============          ============
NET LOSS PER SHARE--BASIC AND DILUTED                                                            $      (0.03)         $      (0.17)
                                                                                                 ============          ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC AND DILUTED                                        57,796,124            34,291,781
                                                                                                 ============          ============

               The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                         2003          2002
                                                                                                       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                                       ($1,855)      ($5,729)
        Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                      247           805
        Loss on disposal of discontinued business unit                                                    --           1,523
        Loss on impairment of assets                                                                      --           1,003
        Expense associated with option and warrant repricing                                               204            38
        Fair value of expense portion of stock-based
                 compensation granted for professional services                                            348           383
        Interest expense allocated to debt                                                                  60          --
        Discount related to common stock issuance                                                           65          --
        (Increase)/decrease in value of life insurance policies                                             (8)           47
        Changes in operating assets and liabilities
            Trade accounts receivable, net                                                                 100        (1,030)
            Other current assets                                                                           101           563
            Accounts payable, amounts due under financing agreements, liabilities in excess
                of assets of discontinued business unit, accrued expenses and stock liability             (120)        1,933
            Deferred revenue other current liabilities                                                     (81)          203
                                                                                                       -------       -------
                Net cash used in operating activities                                                     (939)         (261)
                                                                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capitalization of software development and purchased intangible assets                             (19)          (20)
        Acquisition of property and equipment                                                              (40)         --
                                                                                                       -------       -------
            Net cash used in investing activities                                                          (59)          (20)
                                                                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock, net of issuance costs of $298                        1,170           198
        Net proceeds from exercise of stock warrants                                                      --              43
        Net proceeds from exercise of stock options                                                         71           242
        Borrowings under notes payable and long-term debt                                                 --              21
        Repayments on notes payable and long-term debt                                                    (160)         --
        Issuance of deferred stock-based compensation                                                     --            (347)
                                                                                                       -------       -------
            Net cash provided by financing activities                                                    1,081           157
                                                                                                       -------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                   83          (124)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                                70           134
                                                                                                       -------       -------
CASH AND CASH EQUIVALENTS, JUNE 30, 2003                                                               $   153       $    10
                                                                                                       =======       =======
SUPPLEMENTAL CASH FLOW INFORMATION:
        Interest paid/(received) during the year                                                       $     6       $     1
        Non-cash investing and financing activities:
            Fair value of common stock and options issued to settle debt                                  --             309
            Cancellation  of  common  stock  issued  in 2001 to
              offset  stock subscription  receivable                                                      --            (240)
            Stock and  warrants  issued with convertible  promissory  notes                                 37          --
            Stock  issued in  exchange  for limited recourse promissory note                              --           3,040


               The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

         The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries ("NeoMedia" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 2003, and the results of operations and cashflows for the three-month and six-month periods ended June 30, 2003 and 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

      In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

      In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

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

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this Statement will have a material effect on the financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this Statement will have a material effect on the financial statements.

PROPOSED ACQUISITION AND MERGER WITH LOCH ENERGY, INC. ("LOCH")

      On March 13, 2003, the Company announced that it has reached an agreement in principle to acquire and merge with Loch, an oil and gas provider based in Humble, Texas. Loch currently owns mineral and lease rights to five properties, totaling approximately 130 acres, near Houston, Texas. Per the terms outlined in the Memorandum of Terms, the merger would provide for one share of common stock of the Company to be exchanged for every four shares of Loch common stock on an adjusted basis, and additional "earn out" shares to be issued to Loch shareholders based on actual oil production in the first year after closing. Total shares to be issued to Loch shareholders will not exceed 50% of NeoMedia outstanding shares. The merger is subject to negotiations of definitive contracts, corporate filing requirements, completion of due diligence and approval by the Boards of Directors and shareholders of each company. It is anticipated that closing would occur approximately 30 days after such conditions are satisfied.

EQUITY LINE OF CREDIT WITH CORNELL CAPITAL PARTNERS, LP ("CORNELL")

      On February 11, 2003, NeoMedia and Cornell terminated its November 12, 2002 Equity Line of Credit Agreement and entered into a new Equity Line of Credit Agreement under which Cornell agreed to purchase up to $10.0 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase is $150,000 with a minimum of seven days between purchases. The shares are valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company pays 5% of the gross proceeds of each purchase to Cornell. On February 14, 2003, the SEC declared effective the S-1 registration statement containing 102 million shares underlying the Equity Line of Credit.

      During the six months ended June 30, 2003, the Company has received gross funding of $997,000 from the sale of stock under the Equity Line of Credit, through the sale of 31,864,244 shares of its common stock. The following table summarizes funding received from the Equity line of Credit during the six months ended June 30, 2003:

                                                                 SIX MONTHS
                                      FIRST          SECOND         ENDED
                                     QUARTER        QUARTER     JUNE 30, 2003
                                  ------------   ------------   ------------
Number of shares sold by Cornell     3,452,373     28,411,871     31,864,244

Gross funds received by NeoMedia  $    312,000   $    685,000   $    997,000
Less: discount                         (28,000)       (50,000)       (78,000)
                                  ------------------------------------------
Net funding received by NeoMedia  $    284,000   $    635,000   $    919,000
                                  ------------------------------------------

      In addition to the $78,000 discount netted from the funding received by the Company as outlined above, the Company recognized a $136,000 discount relating to the sale of stock by Cornell during the six-month period ended June 30, 2003. Both amounts were recorded as a reduction to additional paid-in capital. In accordance with the terms of Equity Line of Credit Agreement, Cornell sells the Company's stock at a 2% discount to the lowest closing bid price of the Company's common stock during the week in which it is sold. Accordingly, the Company records the difference between the market price and contract valuation price as a reduction to additional paid-in capital.

      Subsequent to June 30, 2003 (through July 31, 2003), the Company has received additional funding, and sold additional shares, under the Equity line of Credit as follows:

       Number of shares sold by Cornell during July 2003       8,562,864
       Gross funds received by NeoMedia during July 2003     $   200,000
       Less: discount                                            (32,000)
                                                             -----------
       Net funding received by NeoMedia                      $   168,000
                                                             -----------

In addition to the $32,000 discount netted from the funding received by the Company as outlined above, the Company recorded a $16,000 discount relating to the sale of the Stock by Cornell for the subsequent period to June 30, 2003 (through July 31, 2003) in accordance with the term of the Equity Line of Credit Agreement.

OPTION REPRICING

      During May 2003, the Company re-priced approximately 8.0 million stock options under a 6-month repricing program. Under the terms of the program, the exercise price for outstanding options under the Company's 2002, 1998, and 1996 Stock Option Plans was restated to $0.01 per share for a period of 6 months. In accordance with FASB Interpretation, FIN 44, Accounting for Certain Transactions Involving Stock Transactions, the award has been accounted for as variable from May 19, 2003 through the period ended June 30, 2002. Accordingly, approximately $178,000 was recorded as compensation in general and administrative expense during the three months ended June 30, 2003.

DISPOSAL OF QODE BUSINESS UNIT

      On August 31, 2001, the Company signed a non-binding letter of intent to sell the assets and liabilities of its former Ft. Lauderdale-based Qode business unit, which it acquired in March 2001, to The Finx Group, Inc., a holding company based in Elmsford, NY. The Finx Group was to assume $620,000 in Qode payables and $800,000 in long-term leases in exchange for the issuance of 500,000 shares of the Finx Group, right to use and sell Qode services, and up to $5 million in affiliate revenues over the next five years. During the third and fourth quarters of 2001 and the first quarter of 2002, the company recorded a $2.6 million expense from the write-down of the Qode assets/liabilities to net realizable value.

      During June 2002, the Finx Group notified the Company that it did not intend to carry out the letter of intent due to capital constraints. As a result, during the three-month period ended June 30, 2002, the company recorded an additional expense of $1.5 million for the write-off of remaining Qode assets. As of June 30, 2003, the Company had approximately $1,363,000 of liabilities relating to the Qode system remaining on its books.

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

      On April 17, 2003, the Board of Directors of the Company approved the payment in full of approximately $154,000 of liabilities owed by the Company to Charles W. Fritz, the Company's Founder and Chairman of the Board of Directors, through the issuance of 15,445,967 shares of common stock. The Company recognized a discount expense in general and administrative expenses of approximately $15,000 relating to this transaction with Mr. Fritz.

      On April 21, 2003, the Company sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share. In connection with the sale, the Company also granted the purchaser 25,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of $298,000 and have been recorded as a cost of issuance. The purchaser was William E. Fritz, a member of the Company's Board of Directors. Proceeds to the Company from sale of the shares were $250,000. The Company recognized a discount expense in general and administrative expenses of approximately $50,000 relating to this transaction with Mr. Fritz. On August 6, 2003, Mr. Fritz exercised his warrants and purchased 25,000,000 additional shares of common stock at a price of $0.01 per share.

      During April 2003, the Company repriced approximately 1.9 million warrants held by Thornhill Capital LLC ("Thornhill"), an outside consultant to the Company. Of the 1.9 million warrants, 1.5 million had an exercise price of $0.05 per share, and approximately 0.4 million had an exercise price of $2.09 per share. All 1.9 million warrants were repriced to $0.00 per share. The Company recognized an expense of approximately $27,000 related to this transaction during the second quarter of 2003. These warrants were exercised immediately after the repricing.

      During April 2003, the Company entered into a consulting agreement with William Fritz, an outside director, for consulting and advisement services relating to the merger with Loch Energy, Inc., and to the subsequent implementation of various management programs surrounding the business. The agreement calls for total payments of $250,000 over a period of one year. During August 2003, the Company paid the consulting contract in full.

PRO-FORMA INFORMATION REQUIRED BY SFAS 148

At June 30, 2003, the Company has three stock-based employee compensation plans (the 2002 Stock Option Plan, the 1998 Stock Option Plan, and the 1996 Stock Option Plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                THREE MONTHS                      SIX MONTHS
                                               ENDED JUNE 30,                   ENDED JUNE 30,
                                         --------------------------       --------------------------
                                           2003               2002          2003               2002
                                         -------            -------       -------            -------
Net Loss, as reported                    ($  952)           ($4,347)      ($1,855)           ($5,729)
Compensation recognized under APB 25        --                 --            --                 --
Compensation recognized under SFAS 123      (118)              (131)         (236)              (242)
                                         --------------------------       --------------------------
     Pro-forma net loss                  ($1,070)           ($4,478)      ($2,091)           ($5,971)
                                         ==========================       ==========================
Net Loss per share:
Basic and diluted - as reported          ($ 0.01)           ($ 0.11)      ($ 0.03)           ($ 0.17)
                                         ==========================       ==========================
Basic and diluted - pro-forma            ($ 0.01)           ($ 0.11)      ($ 0.04)           ($ 0.17)
                                         ==========================       ==========================

SEGMENT REPORTING

      The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

      NeoMedia Internet Switching Services (NISS), is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports the Company's physical world to Internet core technology, including our linking "switch" and our application platforms. NISS also manages the Company's valuable intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

      NeoMedia Consulting and Integration Services (NCIS) is the Company's systems integration business unit. This unit resells client-server equipment and related software, and general and specialized consulting services targeted at software driven print applications, especially at process automation of production print facilities through its integrated document factory solution. NCIS also identifies prospects for custom applications based on NeoMedia's products and services. This unit recently moved its business offerings to a much higher Value-Add called Storage Area Networks (SAN). The operations are based in Lisle, Illinois.

      The Company's reportable segments are strategic business units that offer different technology and marketing strategies. The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements

      Consolidated net sales, net operating losses for the six months ended June 30, 2003 and 2002, and identifiable assets as of June 30, 2003 and 2002, were as follows:

                                                                                        (in thousands)
                                                                    -------------------------------------------------------
                                                                            SIX MONTHS                    THREE MONTHS
                                                                          ENDED JUNE 30,                 ENDED JUNE 30,
                                                                    -----------------------         -----------------------
                                                                      2003            2002            2003            2002
                                                                    -------         -------         -------         -------
NET SALES:
       NeoMedia Consulting & Integration Services                   $ 1,523         $ 5,033         $   662         $ 3,648
       NeoMedia Internet Switching Service                               25              15              12               4
                                                                    -------         -------         -------         -------
                                                                    $ 1,548         $ 5,048         $   674         $ 3,652
                                                                                                                    -------
NET LOSS:
       NeoMedia Consulting & Integration Services                   ($  154)        ($  208)        ($  726)        ($   34)
       NeoMedia Internet Switching Service                           (1,701)         (5,521)           (226)         (4,313)
                                                                    -------         -------         -------         -------
                                                                    ($1,855)        ($5,729)        ($  952)        ($4,347)
                                                                                                                    -------
IDENTIFIABLE ASSETS
       NeoMedia Consulting & Integration Services                   $   816                         $   816
       NeoMedia Internet Switching Service                            2,209                           2,209
       Corporate                                                      1,000                           1,000
                                                                    -------                         -------
                                                                    $ 4,025                         $ 4,025
                                                                    -------                         -------

SUBSEQUENT EVENTS

      On July 9, 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of a $10,000 note payable to Mr. Fritz that matures in April 2004, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share.

      On July 28, 2003, the Company signed a binding letter of intent to purchase Secure Source Technologies ("SST"), a provider of security solutions and covert security technology for the manufacturing and financial services industries. Pending completion of due diligence and required approvals, the planned acquisition and merger would be completed through an exchange of common stock from NeoMedia to SST. SST owns patents that compliment NeoMedia's existing intellectual property portfolio.

      On July 16, 2003, the Company's Board of Directors voted to authorize the issuance of approximately 31.7 million stock options to employees, contingent upon the passage at the Company's annual meeting on September 24, 2003, of a proposal to adopt a 2003 Stock Option Plan, under which 150 million options would be allocated for future issuance. The Company filed a form Pre-14(a) proxy statement on August 7, 2003, which included the proposal for the new option plan. The options will only be issued upon approval by the shareholders of the 2003 Stock Option Plan.

      On July 21, 2003, the Company entered into a consulting agreement with an unrelated party under which the Company paid the consultant 3.6 million shares of the Company's common stock for services to be performed over a period of one year.

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

      Inventory Valuation. The Company's policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires management to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with revenue forecasts. If the Company's demand forecast is greater than its actual demand the Company may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, the Company has excess capacity in our facilities. Currently, the Company is not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

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

      Stock-based Compensation. The Company records stock-based compensation to outside consultants at fair market value in general and administrative expense. The Company does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. The Company reports pro-forma net loss and loss per share in accordance with the requirements of SFAS 148 (see above). This disclosure shows net loss and loss per share as if the Company had accounted for its employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method at the date of grant. This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

INTANGIBLE ASSETS

      At the end of each quarter, or upon occurrence of material events relating to a specific intangible item, the Company performs impairment tests on each of its intangible assets, which include capitalized patent costs, and capitalized and purchased software costs. In doing so, the Company evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected revenue to be derived from the asset. Intangible asset balances are then adjusted to their current net realizable value based on these criteria if impaired. No impairment charges were taken during the three-month or six-month periods ended June 30, 2003. During the three and six months ended June 30, 2002, the Company recognized an impairment charge of $1.0 million relating to its PaperClick software product.

FINANCING AGREEMENTS

      As of June 30, 2003, the Company was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows the Company to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. The Company and GE Access are currently operating under an additional arrangement under which GE Access retains 50% of the Company's proceeds from sales financed by GE Access, and applies the portion of proceeds toward past due balances. This arrangement reduces by half the Company's cash flow from resales of equipment and software financed by GE Access, until the balance owed to GE Access is paid in full. Termination of the Company's financing relationship with GE Access could materially adversely affect the Company's financial condition. Management expects the agreement to remain in place in the near future. As of June 30, 2003, the amount payable under this financing arrangement was approximately $372,000.

OTHER DEBTS

      On December 2, 2002, the Company issued to Michael Kesselbrenner, a private investor, a promissory note in the principal amount of $165,000, bearing interest at a rate of 12% per annum, with a maturity of 150 days. In connection with the default provision of the promissory note, the Company entered into a pledge agreement, dated December 2, 2002, under which the Company issued 53,620,020 shares of common stock to an unrelated third party as collateral for the Promissory Note. The investor only funded $84,000 of the principal amount of the note. The Company repaid this note during March 2003, and the shares held in escrow were returned during April 2003. The Company has no further obligation under this note.

      During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and matured at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit are registered with the SEC. The notes were convertible, at the option of the holder, into either cash or shares of our common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, was recognizable as debt discount, and amortized over the life of the notes payable. During March 2003, two of the affiliated parties, Mr. William Fritz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Charles Fritz's note in full during March 2003, and repaid James J. Keil's note in full during April 2003. The Company paid $30,000 of the principal on William Fritz's note during April 2003, and entered into a new note with Mr. Fritz for the remaining $10,000. The new note bears interest at a rate of 10% per annum and matures in April 2004. The new note also includes a provision under which, as consideration for the loan, Mr. Fritz will receive a 3% royalty on all future revenue generated from the Company's intellectual property.

GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through June 30, 2003, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether NeoMedia will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional funds through its $10 million Equity Line of Credit with Cornell. However, there can be no assurances that the market for the Company's stock will support the sale of sufficient shares of NeoMedia's stock to raise sufficient capital to sustain operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Beginning in the second quarter of 2002, the NeoMedia Technologies, Inc.'s ("NeoMedia") continued focus was aimed toward the intellectual property commercialization unit of its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for NeoMedia's end-users, competitive advantage for their business partners and return-on-investment for their investors. To this end, NeoMedia has signed four intellectual property licenses since its inception. NeoMedia also continued its movement into the Storage Area Network (SAN) market through its NeoMedia Consulting and Integration Services (NCIS) business unit.

      Additionally, during the first quarter of 2003, NeoMedia announced that that it had reached an agreement in principle to acquire and merge with Loch Energy, Inc. ("Loch"), an oil and gas provider based in Humble, Texas. Loch currently owns mineral and lease rights to five properties, totaling approximately 130 acres, near Houston, Texas. Loch's portion of the proven reserves on the five properties is estimated at 7,707,247 barrels. Loch's portion of the probable reserves on the five properties is estimated at an additional 5,963,748 barrels. Per the terms outlined in the Memorandum of Terms, the merger would provide for one share of common stock of NeoMedia to be exchanged for every four shares of Loch common stock on an adjusted basis, and additional "earn out" shares to be issued to Loch shareholders based on actual oil production in the first year after closing. Total shares to be issued to Loch shareholders will not exceed 50% of NeoMedia outstanding shares. The merger is subject to negotiations of definitive contracts, corporate filing requirements, completion of due diligence and any required approval by the Boards of Directors and shareholders of each company. It is anticipated that closing would occur approximately 30 days after such conditions are satisfied.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

      Net sales. Total net sales for the three months ended June 30, 2003 were $674,000, which represented a $2,978,000, or 82%, decrease from $3,652,000 for the three months ended June 30, 2002. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, NeoMedia expects resales to more closely resemble the results for the three months ended June 30, 2002, rather than the three months ended June 30, 2003.

      License fees. License fees were $160,000 for the three months ended June 30, 2003, compared with $41,000, for the three months ended June 30, 2002, an increase of $119,000, or 290%. NeoMedia will continue to attempt to increase sales of these high-margin products. NeoMedia expects license fees to remain materially constant over the next 12 months.

      Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $3,097,000, or 86%, to $514,000 for the three months ended June 30, 2003, as compared to $3,611,000 for the three months ended June 30, 2002. This decrease primarily resulted from increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, NeoMedia expects resales to more closely resemble the results for the three months ended June 30, 2002, rather than the three months ended June 30, 2003.

      Cost of Sales. Cost of license fees was $75,000 for the three months ended June 30, 2003, a decrease of $261,000, or 78%, compared with $336,000 for the three months ended June 30, 2002. The decrease resulted from reduced amortization expense in 2003 of capitalized development costs relating to the PaperClick, MLM/Affinity, and Qode products that were written off during 2002. Cost of resales was $486,000 for the three months ended June 30, 2003, a decrease of $2,413,000, or 83%, compared with $2,899,000 for the three months ended June 30, 2002. The decrease resulted from decreased resales for the six months ended June 30, 2003 compared with the same period in 2002. Cost of resales as a percentage of related resales was 95% in 2003, compared to 80% in 2002. This increase is due to an increased sales mix of lower-margin equipment products sold in 2003 compared to 2002, combined with the general erosion of margins in the resale sector. NeoMedia expects costs of resales to fluctuate with the sales of its equipment software, and services over the next 12 months.

      Gross Profit. Gross profit was $113,000 for the three months ended June 30, 2003, compared with $417,000 for the three months ended June 30, 2002. This decrease of $304,000, or 73%, was primarily the result of lower resales of computer equipment, software, and services in 2003 relative to 2002.

      Sales and marketing. Sales and marketing expenses were $122,000 for the three months ended June 30, 2003, a decrease of $158,000, or 56%, compared with $280,000 for the three months ended June 30, 2002. This decrease resulted primarily from reduced sales commissions earned on lower sales in 2003 as compared with 2002. NeoMedia expects sales and marketing expense to fluctuate with sales of it proprietary and resold products over the next 12 months.

      General and administrative. General and administrative expenses decreased by $825,000, or 52%, to $750,000 for the three months ended June 30, 2003, compared to $1,575,000 for the three months ended June 30, 2002. The decrease resulted primarily from reduced professional service expense in 2003 relating to the recognition of deferred stock compensation. NeoMedia expects general and administrative expense to remain constant or decrease slightly with continued cost reduction efforts until the consummation of the Loch merger, at which time general and administrative costs would be expected to rise.

      Research and development. During the three months ended June 30, 2003, NeoMedia charged to expense $76,000 of research and development costs, a decrease of $241,000 or 76% compared to $317,000 charged to expense for the three months ended June 30, 2002. The decrease is primarily due to a continued reduction in research and development overhead since the first quarter of 2002. NeoMedia expects research and development costs will not fluctuate materially over the next 12 months.

      Loss on Impairment of Assets. During the three months ended June 30, 2002, NeoMedia recognized a loss on impairment of assets of $1,003,000 for the write-off capitalized development costs relating to its PaperClick physical-world-to-internet software. NeoMedia did not take an impairment charge during the three months ended June 30, 2003.

      Interest expense (income), net. Interest expense/(income) consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and NeoMedia's asset-based collateralized line of credit net of interest earned on cash equivalent investments. Interest expense/(income) increased by $51,000, or 77%, to $117,000 for the three months ended June 30, 2003 from $66,000 for the three months ended June 30, 2002, due to interest expense during the second quarter of 2003 associated with vendor settlements.

      Net Loss. The net loss for the three months ended June 30, 2003 was $952,000, which represented a $3,395,000, or 78% decrease from a loss of $4,347,000 for the three months ended June 30, 2002. The decrease resulted primarily from the impairment charge of $1.0 million relating to NeoMedia's PaperClick assets during 2002, combined with a continued reduction of sales and marketing, general and administrative, and development costs during 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

      Net sales. Total net sales for the six months ended June 30, 2003 were $1,548,000, which represented a $3,500,000, or 69%, decrease from $5,048,000 for the six months ended June 30, 2002. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, NeoMedia expects resales to more closely resemble the results for the six months ended June 30, 2002, rather than the six months ended June 30, 2003.

      License fees. License fees were $269,000 for the six months ended June 30, 2003, compared with $153,000, for the six months ended June 30, 2002, a increase of $116,000, or 76%. NeoMedia will continue to attempt to increase sales of these high-margin products. NeoMedia expects license fees to remain materially constant over the next 12 months.

      Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $3,616,000, or 74%, to $1,279,000 for the six months ended June 30, 2003, as compared to $4,895,000 for the six months ended June 30, 2002. This decrease primarily resulted from increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, NeoMedia expects resales to more closely resemble the results for the six months ended June 30, 2002, rather than the six months ended June 30, 2003.

      Cost of Sales. Cost of license fees was $151,000 for the six months ended June 30, 2003, a decrease of $533,000, or 78%, compared with $684,000 for the six months ended June 30, 2002. The decrease resulted from reduced amortization expense in 2003 of capitalized development costs relating to the PaperClick, MLM/Affinity, and Qode products that were written off during 2002. Cost of resales was $1,188,000 for the six months ended June 30, 2003, a decrease of $2,677,000, or 69%, compared with $3,865,000 for the six months ended June 30, 2002. The decrease resulted from decreased resales in 2003 compared with 2002. Cost of resales as a percentage of related resales was 93% for the six months ended June 30, 2003, compared to 79% for the same period in 2002. This increase is due to an increased sales mix of lower-margin equipment products sold in 2003 compared to 2002, combined with the general erosion of margins in the resale sector. NeoMedia expects costs of resales to fluctuate with the sales of its equipment, software, and services over the next 12 months.

      Gross Profit. Gross profit was $209,000 for the six months ended June 30, 2003, compared with $499,000 for the six months ended June 30, 2002. This decrease of $290,000, or 58%, was primarily the result of lower resales of computer equipment, software, and services in 2003 relative to 2002.

      Sales and marketing. Sales and marketing expenses were $261,000 for the six months ended June 30, 2003, a decrease of $251,000, or 49%, compared with $512,000 for the six months ended June 30, 2002. This decrease resulted primarily from reduced sales commissions earned on lower sales in 2003 as compared with 2002. NeoMedia expects sales and marketing expense to fluctuate with sales of its proprietary and resold products over the next 12 months.

      General and administrative. General and administrative expenses decreased by $1,091,000, or 43%, to $1,469,000 for the six months ended June 30, 2003, compared to $2,560,000 for the six months ended June 30, 2002. The decrease resulted primarily from reduced professional service expense in 2003 relating to the recognition of deferred stock compensation. NeoMedia expects general and administrative expense to remain constant or decrease slightly with continued cost reduction efforts until the consummation of the Loch merger, at which time general and administrative costs could increase.

      Research and development. During the six months ended June 30, 2003, NeoMedia charged to expense $165,000 of research and development costs, a decrease of $368,000 or 69% compared to $533,000 charged to expense for the six months ended June 30, 2002. The decrease is primarily due to a continued reduction in research and development overhead since first quarter 2002. NeoMedia expects research and development costs will not fluctuate materially over the next 12 months.

      Loss on Impairment of Assets. During the six months ended June 30, 2002, NeoMedia recognized a loss on impairment of assets of $1,003,000 for the write-off capitalized development costs relating to its PaperClick physical-world-to-internet software. NeoMedia did not take an impairment charge during the six months ended June 30, 2003.

      Interest expense (income), net. Interest expense/(income) consists primarily of interest accrued for creditors as part of financed purchases, past due balances, and notes payable and NeoMedia's asset-based collateralized line of credit, net of interest earned on cash equivalent investments. Interest expense/(income) increased by $72,000, or 74%, to $169,000 for the six months ended June 30, 2003 from $97,000 for the six months ended June 30, 2002, due to interest expense during the second quarter of 2003 associated with vendor settlements.

      Net Loss. The net loss for the six months ended June 30, 2003 was $1,855,000, which represented a $3,874,000, or 68% decrease from a loss of $5,729,000 for the six months ended June 30, 2002. The decrease resulted primarily from the impairment charge of $1,003,000 relating to NeoMedia's PaperClick assets during 2002, a loss on disposal of the Company's Qode business unit of $1,523,000 in 2002, and a continued reduction of sales and marketing, general and administrative, and development costs during 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The accompanying unaudited financial statements have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern. NeoMedia may obtain up to $10.0 million over the next two years through its Equity Line of Credit agreement with Cornell Capital Partners LP. As of July 31, 2003, NeoMedia had obtained $1.2 million under such agreement. Management believes that this additional financing will be sufficient to sustain operations through September 30, 2003, however, there can be no assurances that the market for NeoMedia's stock will support the sale of sufficient shares of NeoMedia's common stock to raise sufficient capital to sustain operations for such a period. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

      Net cash used in operating activities was approximately $939,000 for the six-month period ended June 30, 2003, compared with $261,000 for the six-month period ended June 30, 2002. During the six months ended June 30, 2003, trade accounts receivable inclusive of costs in excess of billings decreased $100,000, while accounts payable, amounts due under financing arrangements, accrued expenses, and deferred revenue decreased $201,000. During the six months ended June 30, 2002, trade accounts receivable increased $1,030,000, while accounts payable, amounts due under financing arrangements, accrued expenses, and deferred revenue increased $2,136,000. NeoMedia's net cash flow from/(used in) investing activities for the six months ended June 30, 2003 and 2002, was ($59,000) and ($20,000), respectively. Net cash provided by financing activities for the six months ended June 30, 2003 and 2002, was $1,081,000 and $157,000, respectively.

      During the six months ended June 30, 2003 and 2002 NeoMedia's net loss totaled approximately $1,855,000 and $5,729,000, respectively. As of June 30, 2003 NeoMedia had accumulated losses from operations of approximately $72,620,000, had a working capital deficit of approximately $8,872,000, and approximately $153,000 in cash balances.

      Management believes it will need to have access to capital from the Cornell Equity Line of Credit agreement or other financing sources, or NeoMedia will need to generate additional cash from its current operations to sustain NeoMedia's operations in 2003. The failure of management to accomplish these initiatives will adversely affect NeoMedia's business, financial conditions, and results of operations and its ability to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. NeoMedia's chief executive officer and chief financial officer, after evaluating the effectiveness of NeoMedia's "disclosure controls and procedures" (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of the end of the period reported in this quarterly report (the "Evaluation Date"), NeoMedia's disclosure controls and procedures were effective and designed to ensure that material information relating to NeoMedia and its consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS. NeoMedia does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in NeoMedia's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, NeoMedia's senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. NeoMedia is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. NeoMedia's management, including the chief executive officer and chief financial officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  NeoMedia is involved in the following legal actions arising in the normal course of business, both as claimant and defendant.

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

      AIRCLIC, INC. LITIGATION

      On July 3, 2001, NeoMedia entered into a non-binding letter of intent with AirClic, which contemplated an intellectual property cross-licensing transaction between NeoMedia and AirClic. Under the terms of the letter of intent, AirClic was to provide NeoMedia with bridge financing of $2,000,000, which was to be paid to NeoMedia in installments. On July 11, 2001, AirClic advanced $500,000 in bridge financing to NeoMedia in return for a promissory note from NeoMedia secured by all of its assets, including its physical world-to-Internet patents. During the negotiation of definitive agreements, the letter of intent was abandoned on the basis of NeoMedia's alleged breach of certain representations made by NeoMedia in the promissory note.

      On September 6, 2001, AirClic filed suit against NeoMedia in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to NeoMedia under the terms of a letter of intent entered into between AirClic and NeoMedia. The letter of intent was subsequently abandoned on the basis of NeoMedia's alleged breach of certain representations made by NeoMedia in the promissory note issued to AirClic in respect of such advance. The note issued by NeoMedia in respect of AirClic's $500,000 advance is secured by substantially all of NeoMedia's property, including NeoMedia's core physical world-to-Internet technologies. If NeoMedia is unsuccessful in this litigation, AirClic, which is one of NeoMedia's key competitors, could acquire NeoMedia's core intellectual property and other assets, which would have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations. NeoMedia is vigorously defending this claim and has filed counterclaims against AirClic. As of the date of this filing, discovery has closed and the parties expect the matter to be tried in the fall of 2003. Whether or not AirClic is successful in asserting its claims that NeoMedia breached certain representations made by it in the note, the note became due and payable in accordance with its terms on January 11, 2002. Based on the cash currently available to NeoMedia, in the absence of additional financing, payment of the note and related interest would have a material adverse effect on NeoMedia's financial condition. If NeoMedia fails to pay such note, AirClic could proceed against NeoMedia's intellectual property and other assets securing the note which would have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations. NeoMedia has not accrued any additional liability over and above the note payable and related accrued interest.

      DIGITAL:CONVERGENCE LITIGATION

      On June 26, 2001, NeoMedia filed a $3 million lawsuit in the U.S. District Court, Northern District of Texas, Dallas Division, against Digital:Convergence Corporation for breach of contract regarding a $3 million promissory note due on June 24, 2001 that was not paid. NeoMedia is seeking payment of the $3 million note plus interest and attorneys fees. NeoMedia has not accrued any gain contingency related to this matter. On March 22, 2002, Digital:Convergence filed under Chapter 7 of the United States Bankruptcy Code. The matter is pending before the bankruptcy court.

      OTHER LITIGATION

      In April 2001, the former President and director of NeoMedia filed a lawsuit against NeoMedia and several of its directors. The suit was filed in the Circuit Court of the Twentieth Judicial Circuit for Sarasota, Florida. The claim alleges the individual was fraudulently induced into accepting employment and that NeoMedia breached the employment agreement. The individual's employment with NeoMedia ended in January 2001. During May 2002, NeoMedia settled the suit. NeoMedia was obligated to make cash payments of $90,000 directly to the plaintiff during the period May 2002 through December 2002, and cash payments to the plaintiff's attorney for legal fees in the amount of $45,000 due in July and August 2002. In addition, the plaintiff was granted 360,000 options to purchase shares of NeoMedia common stock at an exercise price of $0.08. As of March 31, 2002, NeoMedia had accrued a $347,000 liability relating to the suit. As a result, NeoMedia recognized an increase to net income of approximately $176,000 during the three-month period ended June 30, 2002 to adjust the liability to the settlement amount. As of June 30, 2003, NeoMedia had an accrued liability of $5,000 relating to this matter.

      On August 20, 2001, Ripfire, Inc. filed suit against NeoMedia in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between NeoMedia and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, NeoMedia settled this suit for $133,000 of NeoMedia's common stock, to be valued at the time of registration of the shares. NeoMedia's stock was trading at approximately $0.05 at that time. NeoMedia included for registration 2.7 million shares in the name of Ripfire in its form S-1 that was declared effective by the SEC on February 14, 2003. NeoMedia's stock was trading at approximately $0.02 on February 14, 2003. The actual number of shares to be issued to Ripfire per the pricing outlined in the agreement was approximately 9.8 million. On March 31, 2003, NeoMedia issued the 2.7 million shares of common stock that had been registered in the S-1 to Ripfire. NeoMedia has a remaining accrued liability of $106,000 relating to this matter as of June 30, 2003.

      On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. NeoMedia is currently attempting to negotiate settlement of this matter. NeoMedia has accrued a liability of $525,000 as of June 30, 2003.

      On January 22, 2002, Rapidigm, Inc. sued NeoMedia to collect unpaid professional service expense incurred in 2001 in the amount of approximately $15,000. NeoMedia and Rapdigm reached a settlement in February 2002, under which NeoMedia made payments totaling approximately $7,000. On April 22, 2003, Rapidigm obtained a judgment for the remaining balance of the liability plus court fees and interest. NeoMedia has continued to make payments against the liability, and has a remaining accrued liability of approximately $7,000 as of June 30, 2003.

      On July 22, 2002, 2150 Western Court, L.L.C., the property manager for NeoMedia's Lisle, IL, office, filed a summons seeking payment of approximately $72,000 for all past due rents on the facility. The summons asked for a judgment for the above amount plus possession of the premises. On August 9, 2002, NeoMedia settled this matter. The settlement calls for past due rents of approximately $72,000 to be paid over a 15-month period, as well as reduced rents for the period August 2002 through March 2003. As additional consideration in the settlement, NeoMedia issued 900,000 shares of its common stock to 2150 Western Court L.L.C. NeoMedia had a liability of approximately $53,000 relating to this matter as of June 30, 2003.

      On July 27, 2002, NeoMedia's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, NeoMedia's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, NeoMedia reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff is seeking payment of the entire original incentive payout. On November 12, 2002, NeoMedia settled the lawsuit. The settlement calls for cash payments totaling approximately $90,000 over a period of ten months, plus 250,000 vested options to purchase shares of NeoMedia's common stock at an exercise price of $0.01 with a term of five years. NeoMedia had a liability of approximately $21,000 relating to this matter as of June 30, 2003.

      On August 23, 2002, Dell Marketing LP filed suit against NeoMedia seeking payment of approximately $5,000 relating to equipment purchased by NeoMedia. NeoMedia made payments against the liability in the amount of approximately $4,000 during 2002. The plaintiff has received a default judgment in the amount of approximately $4,000 for the remaining balance plus interest and court costs. This amount is accrued as of June 30, 2003.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills, plus interest and attorney fees. During July 2003, NeoMedia settled the suit for cash payments over a period of approximately one year. NeoMedia has an accrued liability of approximately $112,000 relating to this matter as of June 30, 2003.

      On September 13, 2002, Wachovia Bank, N.A., owner of the building in which NeoMedia's Ft. Myers, Florida headquarters is located, filed a complaint in Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $225,000 in past due rents. The complaint also seeks payment of all future rent payments under the lease term, which expires in January 2004, as well as possession of the premises. On October 28, 2002, NeoMedia and Wachovia reached a settlement on this matter. The settlement calls for cash payments of past due rents of approximately $250,000 over a period of 16 months. NeoMedia will also vacate approximately 70% of the unused space in its headquarters, and the rent for the remainder of the lease, which expires in January 2004, will be reduced according to square footage used. NeoMedia has accrued a liability of approximately $202,000 relating to this matter as of June 30, 2003.

      On October 21, 2002, International Digital Scientific, Inc. ("IDSI") filed a demand for arbitration relating to past due payments on an uncollateralized note payable by NeoMedia to IDSI dated October 1, 1994. The note was issued in exchange for the purchase by NeoMedia of computer software from IDSI. The note calls for NeoMedia to make payments of the greater of: (i) 5% of the collected gross revenues from sales of software or (ii) $16,000 per month. As of June 30, 2003, NeoMedia had recorded a current portion of long term debt to IDSI of approximately $535,000. The net carrying value of future obligation under the note was approximately $674,000 as of June 30, 2003. NeoMedia has filed a counterclaim with the arbitrator relating to this matter. The parties are currently proceeding with discovery.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against NeoMedia seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, NeoMedia settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. If the balance is paid within one year of the settlement, NeoMedia will not pay interest charges. NeoMedia has a remaining liability of approximately $176,000 relating to this matter as of June 30, 2003.

      On November 11, 2002, Avnet/Hallmark Computer Marketing Group filed a complaint against NeoMedia seeking payment of approximately $66,000 in past due amounts relating to hardware and software re-sold by NeoMedia. During December 2002, NeoMedia made payment of approximately $30,000 to Avnet, reducing the balance owed to approximately $37,000. On April 1, 2003, the plaintiff received a judgment from the circuit court for the remaining balance. NeoMedia is attempting to negotiate a payment plan for the judgment balance of approximately $57,000, including court costs and interest. NeoMedia had a liability of approximately $47,000 relating to this matter as of June 30, 2003.

      On December 30, 2002, Brooks Automation, Inc. filed a complaint against NeoMedia seeking payment of approximately $37,000 in past due amounts relating to software re-sold by NeoMedia. On January 16, 2003, NeoMedia and Brooks Automation reached a settlement under which NeoMedia will pay the amount owed to Brooks Automation over a period of approximately 15 months, with the payment amount increasing after three months. NeoMedia had a liability of approximately $35,000 relating to this matter as of June 30, 2003.

      On February 6, 2003, Allen Norton & Blue, P.A., filed a complaint against NeoMedia seeking payment of approximately $25,000 in past due legal services. NeoMedia is attempting to negotiate settlement of this issue out of court prior to the court date. NeoMedia had a liability of approximately $23,000 relating to this matter as of June 30, 2003.

      On April 18, 2003, a former participant in NeoMedia's 2001 self-insured health plan sued NeoMedia to recover approximately $46,000 in unpaid health claims from 2001. NeoMedia is attempting to negotiate a settlement prior to the court date. NeoMedia had accrued the claims related to this suit in the amount of approximately $40,000 as of June 30, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS (A), (B), (C) AND (D)

      None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      (a) NeoMedia is in default on the securities held by AirClic, IDSI and Merrick & Klimek, P.C., as more fully described in Item 1., Legal Proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS:

Exhibit No.   Description                                        Location
-----------   -------------------------------------              --------
31.1          Certification by Chief Executive                   Provided
              Officer pursuant to 15 U.S.C. Section              herewith
              7241, as adopted pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

31.2          Certification by Chief Financial                   Provided
              Officer pursuant to 15 U.S.C. Section              herewith
              7241, as adopted pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

32.1          Certification by Chief Executive                   Provided
              Officer pursuant to 18 U.S.C. Section              herewith
              1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

32.2          Certification by Chief Financial                   Provided
              Officer pursuant to 18 U.S.C. Section              herewith
              1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

99.5          Letter of intent to purchase Secure                Provided
              Source Technologies                                herewith

      (B)   REPORTS ON FORM 8-K:

      NeoMedia filed a report on Form 8-K on April 24, 2003, reporting that: i) the Board of Directors had approved the payment in full of approximately $154,000 of liabilities owed by the Company to Charles W. Fritz, the Company's Founder and Chairman of the Board of Directors, through the issuance of 15,445,967 shares of common stock, and ii) the Company had sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share to William E. Fritz, an outside director. The Company also granted 25,000,000 warrants to purchase shares of the Company's common stock at $0.01 per share to William Fritz as part of the purchase.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEOMEDIA TECHNOLOGIES, INC.
                                       Registrant

Date:             August 13, 2003      By: /s/ Charles T. Jensen
                                       ---------------------------------------
                                       Charles T. Jensen, President, Acting
                                       Chief Executive Officer, Chief
                                       Operating Officer, and Director


Date:             August 13, 2003      By: /s/ David A. Dodge
                                       ------------------------------------
                                       David A. Dodge, Vice President,
                                       Chief Financial Officer, and Controller