Form 10QSB
period 2003-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2003-11-18
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                  239-337-3434
                Issuer's Telephone Number (Including Area Code)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


         As of November 10, 2003, there were 235,783,873 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,
                                                                        2003
                                                                   -------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $  1,048
      Restricted cash                                                     600
      Trade accounts receivable, net of allowance for doubtful
        accounts of $28                                                   178
      Inventories, net                                                     13
      Prepaid expenses and other current assets                           511
                                                                     --------
      Total current assets                                              2,350

      Property and equipment, net                                          72
      Capitalized patents, net                                          2,055
      Capitalized and purchased software costs, net                        60
      Other long-term assets                                              704
                                                                     --------

           Total assets                                              $  5,241
                                                                     ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                               $  3,096
      Amounts due under financing agreements                              345
      Liabilities in excess of assets of discontinued business
        unit                                                              996
      Sales taxes payable                                                 194
      Accrued expenses                                                  2,782
      Deferred revenues                                                   576
      Cash advances payable through
        the issuance of common stock                                    1,135
      Notes payable                                                       732
      Current portion of long-term debt                                   591

      Other                                                                37
                                                                     --------
           Total current liabilities                                   10,484

Long-term debt, net of current portion                                     94
                                                                     --------

           Total liabilities                                           10,578
                                                                     --------

Shareholders' deficit:
      Preferred stock, $0.01 par value, 25,000,000 shares
        authorized, none issued and outstanding                            --
      Additional paid-in capital, preferred stock                          --
      Common stock, $0.01 par value, 1,000,000,000 shares
        authorized, 207,764,771 shares issued and 205,781,109
        outstanding             2,058
      Additional paid-in capital                                       68,469
      Deferred stock-based compensation                                  (260)
      Accumulated deficit                                             (74,825)
      Treasury stock, at cost, 201,230 shares of common stock            (779)
                                                                     --------
      Total shareholders' deficit                                      (5,337)
                                                                     --------
           Total liabilities and shareholders' deficit               $  5,241
                                                                     ========


The accompanying notes are an integral part of this condensed consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------
                                                                         2003             2002
                                                                    -------------    -------------
NET SALES:
     License fees                                                   $          69    $         150
     Resale of software and technology equipment and service fees             392            3,254
                                                                    -------------    -------------
     Total net sales                                                          461            3,404
                                                                    -------------    -------------

COST OF SALES:
     License fees                                                              76               80
     Resale of software and technology equipment and service fees             378            2,742
                                                                    -------------    -------------
     Total cost of sales                                                      454            2,822
                                                                    -------------    -------------

GROSS PROFIT                                                                    7              582

     Sales and marketing expenses                                             146              207
     General and administrative expenses                                    1,940              996
     Research and development costs                                            78              150
                                                                    -------------    -------------

     Loss from operations                                                  (2,157)            (771)

     Other expenses:
     Loss on extinguishment of debt                                            24               --
     Interest expense                                                          24                2
                                                                    -------------    -------------

NET LOSS                                                            $      (2,205)   $        (773)
                                                                    =============    =============

NET LOSS PER SHARE--BASIC AND DILUTED                               $       (0.01)   $       (0.03)
                                                                    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC AND DILUTED           151,698,465       22,979,755
                                                                    =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------
                                                                        2003            2002
                                                                    ------------    ------------
NET SALES:
     License fees                                                   $        338    $        303
     Resale of software and technology equipment and service fees          1,671           8,149
                                                                    ------------    ------------
     Total net sales                                                       2,009           8,452
                                                                    ------------    ------------

COST OF SALES:
     License fees                                                            227             764
     Resale of software and technology equipment and service fees          1,566           6,607
                                                                    ------------    ------------
     Total cost of sales                                                   1,793           7,371
                                                                    ------------    ------------

GROSS PROFIT                                                                 216           1,081

     Sales and marketing expenses                                            407             719
     General and administrative expenses                                   3,409           3,556
     Research and development costs                                          243             683
     Loss on impairment of assets                                             --           1,003
                                                                    ------------    ------------

     Loss from operations                                                 (3,843)         (4,880)

     Other expenses:
     Loss on extinguishment of debt                                           24              --
     Interest expense                                                        193              99
                                                                    ------------    ------------

Loss from continuing operations                                           (4,060)         (4,979)

     Loss on disposal of discontinued business unit (Note 1)                  --          (1,523)
                                                                    ------------    ------------

NET LOSS                                                            $     (4,060)   $     (6,502)
                                                                    ============    ============

NET LOSS PER SHARE FROM
     CONTINUING OPERATIONS--BASIC AND DILUTED                       $      (0.05)   $      (0.24)
                                                                    ============    ============

NET LOSS PER SHARE FROM
     DISCONTINUED OPERATIONS--BASIC AND DILUTED                     $         --    $      (0.07)
                                                                    ============    ============

NET LOSS PER SHARE--BASIC AND DILUTED                               $      (0.05)   $      (0.31)
                                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC AND DILUTED           89,440,869      20,736,080
                                                                    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       2003          2002
                                                                                     -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         ($4,060)      ($6,502)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        368           938
    Loss on disposal of discontinued business unit                                        --         1,523
    Loss on impairment of assets                                                          --         1,003
    Expense associated with option and warrant repricing                                 748            38
    Fair value of expense portion of stock-based
      compensation granted for professional services                                     442           383
    Interest expense allocated to debt                                                    75            --
    Discount related to issuance of employee common stock                                688            --
    Loss on payments of accounts payable in stock                                         24            --
    (Increase)/decrease in value of life insurance policies                              (10)           80
    Changes in operating assets and liabilities
      Trade accounts receivable, net                                                     149          (610)
      Other current assets                                                               217           491
      Accounts payable, amounts due under financing agreements, liabilities in excess of assets of discontinued business unit, accrued expenses and
        stock liability                                                                 (395)        1,916
      Deferred revenue other current liabilities                                        (303)          151
                                                                                     -------       -------
        Net cash used in operating activities                                         (2,057)         (589)
                                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalization of software development and purchased intangible assets               (22)          (24)
    Acquisition of property and equipment                                                (42)           --
                                                                                     -------       -------
      Net cash used in investing activities                                              (64)          (24)
                                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from issuance of common stock                                         2,405           198
    Ner proceeds payable through the issuance of common stock                          1,135            --
    Net proceeds from exercise of stock warrants                                         250            43
    Net proceeds from exercise of stock options                                           90           272
    Borrowings under notes payable and long-term debt                                     75            21
    Transfer to restriced cash for long-term debt                                       (600)           --
    Repayments on notes payable and long-term debt                                      (260)           --
    Issuance of deferred stock-based compensation                                         --           (46)
                                                                                     -------       -------
      Net cash provided by financing activities                                        3,099           488
                                                                                     -------       -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                978          (125)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              70           134
                                                                                     -------       -------

CASH AND CASH EQUIVALENTS                                                            $ 1,048       $     9
                                                                                     =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid/(received) during the year                                         $     6       ($   66)
    Income taxes paid                                                                     --            --
    Non-cash investing and financing activities:
      Reduction in accounts payable for debt paid in stock                                72            --
      Cancellation of common stock issued in 2001 to offset stock subscription
        receivable                                                                        --          (240)
      Fair value of stock and warrants issued with debt                                   56            --
      Fair value of stock issued for services                                            148            --
      Fair value of stock compensation deferred to future periods                         64            --
      Direct costs associated with Equity Line of Credit                               5,693            --
      Net effect of issuance and subsequent
        cancellation of common stock underlying notes receivable                          --          (190)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries ("NeoMedia" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 2003, and the results of operations and cashflows for the three-month and nine-month periods ended September 30, 2003 and 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.


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

       NCIS (systems integration service offerings) is the original business line upon which the Company was organized. This unit resells client-server equipment and related software, and general and specialized consulting services. Systems integration services also identifies prospects for custom applications based on our products and services. During 2002, this unit expanded its business offerings to include a higher Value-Add called Storage Area Networks (SAN). The operations are based in Lisle, Illinois.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

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

     During October 2003, the FASB issued Staff Position No. FIN 46, deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

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


LOCH ENERGY, INC. ("LOCH")

         On March 7, 2003, NeoMedia announced that that it had reached an agreement in principle to acquire and merge with Loch, an oil and gas provider based in Humble, Texas. On October 1, 2003, NeoMedia discovered that the royalty interest from future sales of oil owned by Loch were oversold, which would likely result in materially lower projected available cashflow from Loch's operations. This projected available cashflow was the basis for the proposed acquisition by NeoMedia. On October 2, 2003, NeoMedia's Board of Directors voted to cancel the Memorandum of Terms signed on March 13, 2003, and terminate the acquisition and merger.

EQUITY LINE OF CREDIT WITH CORNELL CAPITAL PARTNERS, LP ("CORNELL")

     On February 11, 2003, NeoMedia and Cornell entered into an Equity Line of Credit Agreement under which Cornell agreed to purchase up to $10 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase is $150,000 with a minimum of seven days between purchases. The shares are valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company pays 5% of the gross proceeds of each purchase to Cornell. On February 14, 2003, the SEC declared effective the S-1 registration statement containing 100 million shares underlying the Equity Line of Credit.

     During the nine months ended September 30, 2003, the Company has received gross funding of $3,597,000 from the sale of stock under the Equity Line of Credit, through the sale of 87,933,244 shares of its common stock. The following table summarizes funding received from the Equity Line of Credit during the nine months ended September 30, 2003:

                                                                                      NINE MONTHS
                                                                                          ENDED
                                          FIRST          SECOND           THIRD       SEPTEMBER 30,
                                         QUARTER         QUARTER         QUARTER           2003
                                      ------------    ------------    ------------    ------------
Number of shares sold to Cornell         3,452,373      28,411,871      56,069,000      87,933,244

Gross funds received by NeoMedia      $    312,000    $    685,000    $  2,600,000    $  3,597,000
Less: discount and fees*                   (28,000)        (50,000)       (226,000)       (304,000)
                                      ------------    ------------    ------------    ------------
   Net funding received by NeoMedia   $    284,000    $    635,000    $  2,374,000    $  3,293,000
                                      ------------    ------------    ------------    ------------

* - Includes placement fees, escrow fees, and a 5% reduction in gross proceeds retained by Cornell.

       Subsequent to September 30, 2003, the Company sold an additional 12,066,756 shares to Cornell under the Equity Line of Credit, resulting in an additional discount of $1,172,000.

     Funding received from Cornell during the nine months ended September 30, 2003, was in the form of a debt instrument, under which the Company would pay down the principal on the promissory note through the issuance of "puts" of common stock to Cornell over a period of several weeks. Under this structure, the Company also has the option to repay any remaining balances on the advances from operating cash, and cancel all future puts against that promissory note. The Company did not elect to make any cash payments to against advances during 2003.

     On September 11, 2003, the Company received and advance from Cornell in the gross amount of $500,000 before Cornell discounts and fees. As of September 30, 2003, the Company had not issued any shares against this advance to Cornell. Accordingly, the company has recorded the advance balance of $500,000 in "Cash advances payable through the issuance of common stock" on its condensed consolidated balance sheet as of September 30, 2003. During October 2003, the Company issued 1,066,756 shares to Cornell against this advance, reducing the balance to approximately $376,000.

     On September 29, 2003, the Company received an advance from Cornell in the gross amount of $1,500,000 before Cornell discounts and fees. As of September 30, 2003, the Company had issued to Cornell 15,000,000 shares against the advance, valued at approximately $865,000. The Company has recorded the unpaid advance amount of $635,000 as "Cash advances payable through the issuance of common stock" on the condensed consolidated balance sheet as of September 30, 2003. During October 2003, the Company issued an additional 11,000,000 shares to Cornell to pay off the advance in full.

     On October 27, 2003, the Company and Cornell entered into a $20 million Standby Equity Distribution Agreement. The terms of the agreement are identical to the terms of the previous Equity Line of Credit, except that the maximum "draw" under the new agreement is $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company's common stock. As a consideration fee for Cornell to enter into the agreement, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years.


OPTION REPRICING

      During May 2003, the Company re-priced approximately 8.0 million stock options under a 6-month repricing program. Under the terms of the program, the exercise price for outstanding options under the Company's 2002, 1998, and 1996 Stock Option Plans was restated to $0.01 per share for a period of 6 months. In accordance with FASB Interpretation, FIN 44, Accounting for Certain Transactions Involving Stock Transactions, the award has been accounted for as variable from May 19, 2003 through the period ended June 30, 2002. Accordingly, the Company recognized approximately $544,000 and $710,000 as compensation in general and administrative expense during the three and nine month periods ended September 30, 2003. Approximately 4.4 million options were exercised under the repricing program during the nine months ended September 30, 2003. During September 2003, the deadline for the option repricing was extended to December 31, 2003 by the Stock Option Committee of NeoMedia's Board of Directors.

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

         During June 2002, the Finx Group notified the Company that it did not intend to carry out the letter of intent due to capital constraints. As a result, during the three-month period ended June 30, 2002, the Company recorded an additional expense of $1.5 million for the write-off of remaining Qode assets. As of September 30, 2003, the Company had approximately $996,000 of liabilities relating to the Qode system remaining on its books.

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

     During April 2003, the Company entered into a consulting agreement with William Fritz, an outside director, for consulting and advisement services relating to the merger with Loch Energy, Inc., and to the subsequent implementation of various management programs surrounding the business. The agreement calls for total payments of $250,000 over a period of one year. During August 2003, the Company paid the consulting contract in full. During September 2003, the consulting contract was rescinded and the full $250,000 was returned to us.

      On July 9, 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of a $10,000 note payable to Mr. Fritz that matures in April 2004, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of approximately $74,000. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the note, and is amortizing the discount over the life of the note.

      On July 16, 2003, the Company's Board of Directors voted to authorize the issuance of approximately 34.4 million stock options to employees, contingent upon the passage at the Company's annual meeting on September 24, 2003, of a proposal to adopt a 2003 Stock Option Plan, under which 150 million options would be allocated for future issuance. The Company expensed approximately $624,000 related to the issuance of these options during the quarter ended September 30, 2003. The 2003 Stock Option Plan was approved by NeoMedia's shareholders. Subsequent to September 30, 2003, the Company issued the 34.4 million options.

      On July 21, 2003, the Company entered into a consulting agreement with an unrelated party under which the Company paid the consultant 3.6 million shares of the Company's common stock for services to be performed over a period of one year. The Company recorded expense of $19,000 and the remaining $81,000 was recorded as deferred compensation.

      On July 28, 2003, the Company signed a binding letter of intent to purchase Secure Source Technologies ("SST"), a provider of security solutions and covert security technology for the manufacturing and financial services industries, in exchange for 3.5 million shares of the Company's common stock. On October 8, 2003, the merger was completed, and the Company issued 3.5 million shares to the stockholders of SST. With the purchase of SST, the Company acquired eight additional patents that compliment its existing intellectual property portfolio.

      On August 29, 2003, the Company borrowed $50,000 from William E. Fritz, one of its outside directors, under an unsecured note payable. The note was paid in full during September 2003.

      On September 3, 2003, the Company issued 10 million warrants to an unrelated consultant for professional services rendered in the third and fourth quarter of 2003. The warrants have an exercise price of $0.01 and a term of five years. Services provided by the consultant include capital-raising services in the third quarter of 2003, advisory services relating to our Standby Equity Distribution Agreement with Cornell Capital Partners, and merger and acquisition advisement provided during the third and fourth quarters of 2003. The Company recorded approximately $19,000 as expense, $74,000 as deferred compensation, and $47,000 as cost of raising capital against additional paid in capital.

     On September 24, 2003, the Company's shareholders voted to (i) increase the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 200,000,000 to 1,000,000,000; and (ii) implement the 2003 Stock Option Plan, under which the Company is authorized to grant to employeees, directors, and consultants up to 150,000,000 options to purchase shares of its common stock.

     On September 29, 2003, the Company transferred $600,000 to an escrow account to be used to pay principal and interest relating to its note payable to AirClic, Inc. ("AirClic") which is subject to a lawsuit between the Company and AirClic (see "Legal Proceedings"). On October 3, 2003, NeoMedia paid AirClic the principal plus interest in the approximate amount of $610,000. On November 3, 2003, NeoMedia reached a settlement agreement with AirClic which will end the suit. The parties are currently drafting the release document and expect the suit to be dismissed by the end of November 2003.

     On September 30, 2003, the Company received requests from the SEC's Southeast Regional Office for certain documents including those concerning negotiations and arrangements with certain strategic partners and consultants, patents, recent issuances of securities, investor relations, and the stock ownership by the Company's officers and directors. The Company responded promptly and fully and will cooperate with any further requests. The SEC's letter states that the staff's inquiry is informal and should not be construed as an indication of any violation of law or as a reflection on any person, entity, or security.


PRO-FORMA INFORMATION REQUIRED BY SFAS 148

     At September 30, 2003, the Company has four stock-based employee compensation plans (the 2003 Stock Option Plan, the 2002 Stock Option Plan, the 1998 Stock Option Plan, and the 1996 Stock Option Plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                             THREE MONTHS             NINE MONTHS
                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                          -------------------     -------------------
                                            2003        2002        2003        2002
                                          -------     -------     -------     -------
Net Loss, as reported                     ($2,205)    ($  773)    ($4,060)    ($6,502)
Compensation recognized under APB 25          623          --         623          --
Compensation recognized under SFAS 123       (925)       (313)     (1,361)       (629)
                                          -------     -------     -------     -------
  Pro-forma net loss                      ($2,507)    ($1,086)    ($4,798)    ($7,131)
                                          =======     =======     =======     =======

Net Loss per share:
Basic and diluted - as reported           ($ 0.01)    ($ 0.03)    ($ 0.05)    ($ 0.31)
                                          =======     =======     =======     =======
Basic and diluted - pro-forma             ($ 0.02)    ($ 0.05)    ($ 0.05)    ($ 0.34)
                                          =======     =======     =======     =======


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

       NeoMedia Consulting and Integration Services (NCIS) is the Company's systems integration business unit. This unit resells client-server equipment and related software, and general and specialized consulting services. NCIS also identifies prospects for custom applications based on NeoMedia's products and services. This unit recently added to its business offerings a much higher Value-Add called Storage Area Networks (SAN). The operations are based in Lisle, Illinois.

       The Company's reportable segments are strategic business units that offer different technology and marketing strategies. The Company's areas of operations are principally in the United States. No single foreign country or geographic area is significant to the consolidated financial statements

       Consolidated net sales, net operating losses for the nine months ended September 30, 2003 and 2002, and identifiable assets as of September 30, 2003, were as follows:

                                                                 (in thousands)
                                                  -------------------------------------------
                                                     THREE MONTHS             NINE MONTHS
                                                  ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                  -------------------     -------------------
                                                    2003        2002        2003       2002
                                                  -------     -------     -------     -------
NET SALES:
    NeoMedia Consulting & Integration Services    $   448     $ 3,391     $ 1,971     $ 8,424
    NeoMedia Internet Switching Service                13          13          38          28
                                                  -------     -------     -------     -------
                                                  $   461     $ 3,404     $ 2,009     $ 8,452
                                                  -------     -------     -------     -------

NET LOSS:
    NeoMedia Consulting & Integration Services    ($1,855)    ($  338)    ($3,310)    ($  546)
    NeoMedia Internet Switching Service              (350)       (435)       (750)     (5,956)
                                                  -------     -------     -------     -------
                                                  ($2,205)    ($  773)    ($4,060)    ($6,502)
                                                  -------     -------     -------     -------

                                                         AS OF
                                                     SEPTEMBER 30,
IDENTIFIABLE ASSETS                                      2003
    NeoMedia Consulting & Integration Services          $   603
    NeoMedia Internet Switching Service                   2,115
    Corporate                                             2,523
                                                        -------
                                                        $ 5,241
                                                        -------

SUBSEQUENT EVENTS

         On October 8, 2003, the Company completed its acquisition of Secure Source Technologies, Inc., a provider of security solutions and covert security technology for the manufacturing and financial services industries, for 3.5 million shares of NeoMedia common stock. With the purchase of SST, the Company acquired eight additional patents that compliment its existing intellectual property portfolio.

         On October 20, 2003, the Company entered into a consulting agreement with an unrelated third party to provide services related to the implementation of the Company's PaperClick for Camera Cell Phone business plan in Europe over a 12-month period. The consultant was paid 1,000,000 options with an exercise price of $0.01 per share and a term of three years.

         On October 20, 2003, the Company entered into a consulting agreement with an unrelated third party to provide services related to the implementation of the Company's domestic business plan relating to PaperClick patent business plan over a 12-month period. The consultant was paid 500,000 options with an exercise price of $0.01 per share and a term of three years.

         On October 27, 2003, The Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $20 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest closing bid price of the Company's common stock on the OTC Bulletin Board or other principal market on which our common stock is traded for the 5 trading days immediately following the notice date. The amount of each advance is subject to a maximum of $280,000 per week, not to exceed $840,000 in any 30-day period, with a minimum of 6 trading days between advances. As a consideration fee for Cornell to enter into the agreement, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years. On November 7, 2003 the Company filed a Registration Statement on Form SB-2 to register the sale of up to 200,000,000 shares under the Standby Equity Distribution Agreement, as well as the 10,000,000 warrants issued to Cornell Capital Partners.

         Effective October 31, 2003, NeoMedia adopted the 2003 Stock Incentive Plan. Under the terms of the Plan, 30,000,000 shares of common stock are initially authorized to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. On November 3, 2003, NeoMedia filed a Form S-8 to register all 30,000,000 shares under the 2003 Stock Incentive Plan.

         On November 10, 2003, the Company announced that that it has signed a non-binding letter of intent to acquire and merge with CSI International, Inc. ("CSI"), of Calgary, Alberta, Canada, a private technology products company and worldwide leader in the micro paint repair industry. The LOI calls for the issuance of 7,000,000 shares of the Company's common stock to be issued in exchange for all outstanding shares of CSI. In addition, the Company will pay $3.5 million cash. The merger is subject to completion of due diligence by both sides.

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: stock-based compensation; and the valuation of intangibles, which affects our amortization and write-offs of goodwill and other intangibles. The Company also has other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in our financial statements.

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

      REVENUE RECOGNITION. We derive revenues from two primary sources: (1) license revenues and (2) resale of software and technology equipment and service fee revenues.

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


INTANGIBLE ASSETS

      At the end of each quarter, or upon occurrence of material events relating to a specific intangible item, the Company performs impairment tests on each of its intangible assets, which include capitalized patent costs, and capitalized and purchased software costs. In doing so, the Company evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected revenue to be derived from the asset. Intangible asset balances are then adjusted to their current net realizable value based on these criteria if impaired. No impairment charges were taken during the three-month or nine-month periods ended September 30, 2003. During the nine months ended September 30, 2002, the Company recognized an impairment charge of $1.0 million relating to its PaperClick software product.

FINANCING AGREEMENTS

     As of September 30, 2003, the Company was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows the Company to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. The Company and GE Access are currently operating under an additional arrangement under which GE Access retains 50% of the Company's proceeds from sales financed by GE Access, and applies the portion of proceeds toward past due balances. This arrangement reduces by half the Company's cash flow from resales of equipment and software financed by GE Access, until the balance owed to GE Access is paid in full. During October 2003, the Company and GE entered into an additional agreement under which the Company also makes regular payment against its past due balances. Termination of the Company's financing relationship with GE Access could have a material adverse effect the Company's financial condition. Management expects the agreement to remain in place in the near future. As of September 30, 2003, the amount payable under this financing arrangement was approximately $345,000.

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

      During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and matured at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit were registered with the SEC. The notes were convertible, at the option of the holder, into either cash or shares of our common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, was recognizable as debt discount, and amortized over the life of the notes payable. During March 2003, two of the affiliated parties, Mr. William Fritz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Charles Fritz's note in full during March 2003, and repaid James J. Keil's note in full during April 2003. The Company paid $30,000 of the principal on William Fritz's note during April 2003, and entered into a new note with Mr. Fritz for the remaining $10,000. The new note bears interest at a rate of 10% per annum and matures in April 2004. The new note also includes a provision under which, as consideration for the loan, Mr. Fritz will receive a 3% royalty on all future revenue generated from the Company's intellectual property.


GOING CONCERN

      The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through September 30, 2003, the Company has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether NeoMedia will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses. This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional funds through its Standby Equity Distribution Agreement with Cornell. However, there can be no assurances that the market for the Company's stock will support the sale of sufficient shares of NeoMedia's stock to raise sufficient capital to sustain operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Over the past several years, NeoMedia Technologies, Inc.'s ("NeoMedia") focus has been aimed toward the intellectual property commercialization unit of its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for NeoMedia's end-users, competitive advantage for their business partners and return-on-investment for their investors. To this end, NeoMedia has signed four intellectual property licenses since its inception, and also recently acquired eight additional patents as part of its acquisition of Secure Source Technologies, Inc. On September 8, 2003, NeoMedia announced its PaperClick for Camera Cell Phones product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone, such as the Nokia 3650 model. On October 30, 2003, NeoMedia unveiled its go-to-market strategy for the product. NeoMedia has already established relationships with several key partners outlined in the strategy, including agents Big Gig Strategies and SRP Consulting, European advertising agency 12Snap, and worldwide brand communication company Seven.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

      NET SALES. Total net sales for the three months ended September 30, 2003 were $461,000, which represented a $2,943,000, or 86%, decrease from $3,404,000 for the three months ended September 30, 2002. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, NeoMedia expects resales to more closely resemble the results for the three months ended September 30, 2003, rather than the three months ended September 30, 2002.

      LICENSE FEES. License fees were $69,000 for the three months ended September 30, 2003, compared with $150,000, for the three months ended September 30, 2002, a decrease of $81,000, or 54%. NeoMedia will continue to attempt to increase license sales. NeoMedia expects license fees to remain materially constant over the next 12 months.

      RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees decreased by $2,862,000, or 88%, to $392,000 for the three months ended September 30, 2003, as compared to $3,254,000 for the three months ended September 30, 2002. This decrease primarily resulted from increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, NeoMedia expects resales to more closely resemble the results for the three months ended September 30, 2003, rather than the three months ended September 30, 2002.

      COST OF SALES. Cost of license fees was $76,000 for the three months ended September 30, 2003, a decrease of $4,000, or 0.5%, compared with $80,000 for the three months ended September 30, 2002. The decrease is consistent with 2003 and NeoMedia expects license fees will not fluctuate materially over the next 12 months. Cost of resales was $378,000 for the three months ended September 30, 2003, a decrease of $2,364,000, or 86%, compared with $2,742,000 for the three months ended September 30, 2002. The decrease resulted from decreased resales for the three months ended September 30, 2003 compared with the same period in 2002. Cost of resales as a percentage of related resales was 96% in 2003, compared to 84% in 2002. This increase is due to an increased sales mix of lower-margin equipment products sold in 2003 compared to 2002, combined with the general erosion of margins in the resale sector. NeoMedia expects costs of resales to fluctuate with the sales of its equipment, software, and services over the next 12 months.

      GROSS PROFIT. Gross profit was $7,000 for the three months ended September 30, 2003, compared with $582,000 for the three months ended September 30, 2002. This decrease of $575,000, or 99%, was the result of lower resales of, and lower margins on, computer equipment, software, and services in 2003 relative to 2002.

      SALES AND MARKETING. Sales and marketing expenses were $146,000 for the three months ended September 30, 2003, a decrease of $61,000, or 29%, compared with $207,000 for the three months ended September 30, 2002. This decrease resulted primarily from reduced sales commissions earned on lower sales in 2003 as compared with 2002, as well as a smaller sales force in 2003. NeoMedia expects sales and marketing expense to fluctuate with sales of it proprietary and resold products over the next 12 months.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $944,000, or 95%, to $1,940,000 for the three months ended September 30, 2003, compared to $996,000 for the three months ended September 30, 2002. The increase resulted primarily from non-cash expenses relating to the Company's option repricing program, expense for stock options issued with exercise prices below market price, and stock-based professional service expense. NeoMedia expects general and administrative expense to remain materially constant over the next 12 months.

      RESEARCH AND DEVELOPMENT. During the three months ended September 30, 2003, NeoMedia charged to expense $78,000 of research and development costs, a decrease of $72,000 or 48% compared to $150,000 charged to expense for the three months ended September 30, 2002. The decrease is primarily due to a continued reduction in research and development overhead since the first quarter of 2002. NeoMedia expects research and development costs will not fluctuate materially over the next 12 months.

      (GAIN) LOSS ON EXTINGUISHMENT OF DEBT. During the three months ended September 30, 2003, the Company recognized a net loss from extinguishment of debt of $24,000 due to the difference between the cash or market value of stock issued to settle debt and the carrying value of the debt at the time of settlement.

      INTEREST EXPENSE/(INCOME), NET. Interest expense/(income) consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense/(income) increased by $22,000 to $24,000 for the three months ended September 30, 2003 from $2,000 for the three months ended September 30, 2002, due to interest expense during the third quarter of 2003 associated with notes payable and past due trade accounts payable.

      NET LOSS. The net loss for the three months ended September 30, 2003 was $2,205,000, which represented a $1,432,000, or 185% increase from a loss of $773,000 for the three months ended September 30, 2002. The increase resulted primarily from non-cash expenses in 2003 relating to the company's option repricing program, expense for stock options issued with exercise prices below market price, and stock-based professional service expense, as well as lower sales and gross profit in 2003 compared to 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

      NET SALES. Total net sales for the nine months ended September 30, 2003 were $2,009,000, which represented a $6,443,000, or 76%, decrease from $8,452,000 for the nine months ended September 30, 2002. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, NeoMedia expects resales to more closely resemble the results for the nine months ended September 30, 2003, rather than the nine months ended September 30, 2002.

      LICENSE FEES. License fees were $338,000 for the nine months ended September 30, 2003, compared with $303,000, for the nine months ended September 30, 2002, an increase of $35,000, or 12%. NeoMedia will continue to attempt to increase sales of these high-margin products. NeoMedia expects license fees to remain materially constant over the next 12 months.

      RESALES OF SOFTWARE AND TECHNOLOGY EQUIPMENT AND SERVICE FEES. Resales of software and technology equipment and service fees decreased by $6,478,000, or 79%, to $1,671,000 for the nine months ended September 30, 2003, as compared to $8,149,000 for the nine months ended September 30, 2002. This decrease primarily resulted from increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services, and to the extent that such sales can be made, NeoMedia expects resales to more closely resemble the results for the nine months ended September 30, 2003, rather than the nine months ended September 30, 2002.

      COST OF SALES. Cost of license fees was $227,000 for the nine months ended September 30, 2003, a decrease of $537,000, or 70%, compared with $764,000 for the nine months ended September 30, 2002. The decrease resulted from reduced amortization expense in 2003 of capitalized development costs relating to the PaperClick, MLM/Affinity, and Qode products that were written off during 2002. Cost of resales was $1,566,000 for the nine months ended September 30, 2003, a decrease of $5,041,000, or 76%, compared with $6,607,000 for the nine months ended September 30, 2002. The decrease resulted from decreased resales in 2003 compared with 2002. Cost of resales as a percentage of related resales was 94% for the nine months ended September 30, 2003, compared to 82% for the same period in 2002. This increase is due to an increased sales mix of lower-margin equipment products sold in 2003 compared to 2002, combined with the general erosion of margins in the resale sector. NeoMedia expects costs of resales to fluctuate with the sales of its equipment, software, and services over the next 12 months.

      GROSS PROFIT. Gross profit was $216,000 for the nine months ended September 30, 2003, compared with $1,081,000 for the nine months ended September 30, 2002. This decrease of $865,000, or 80%, was primarily the result of lower resales of, and lower margin on, computer equipment, software, and services in 2003 relative to 2002.

      SALES AND MARKETING. Sales and marketing expenses were $407,000 for the nine months ended September 30, 2003, a decrease of $312,000, or 43%, compared with $719,000 for the nine months ended September 30, 2002. This decrease resulted primarily from reduced sales commissions earned on lower sales in 2003 as compared with 2002, as well as a smaller sales force in 2003. NeoMedia expects sales and marketing expense to fluctuate with sales of it proprietary and resold products over the next 12 months.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $147,000, or 4%, to $3,409,000 for the nine months ended September 30, 2003, compared to $3,556,000 for the nine months ended September 30, 2002. The increase resulted primarily from non-cash expenses relating to the company's option repricing program, expense for stock options issued with exercise prices below market price, and stock-based professional service expense. NeoMedia expects general and administrative expense to remain materially constant over the next 12 months.

      RESEARCH AND DEVELOPMENT. During the nine months ended September 30, 2003, NeoMedia charged to expense $243,000 of research and development costs, a decrease of $440,000 or 64% compared to $683,000 charged to expense for the nine months ended September 30, 2002. The decrease is primarily due to a continued reduction in research and development overhead since first quarter 2002. NeoMedia expects research and development costs will not fluctuate materially over the next 12 months.

      LOSS ON IMPAIRMENT OF ASSETS. During the nine months ended September 30, 2002, NeoMedia recognized a loss on impairment of assets of $1,003,000 for the write-off capitalized development costs relating to its PaperClick physical-world-to-internet software. NeoMedia did not take an impairment charge during the nine months ended September 30, 2003.

      (GAIN) LOSS ON EXTINGUISHMENT OF DEBT. During the three months ended September 30, 2003, the Company recognized a net loss from extinguishment of debt of $24,000, due to the difference between the cash or market value of stock issued to settle debt and the carrying value of the debt at the time of settlement.

      INTEREST EXPENSE (INCOME), NET. Interest expense/(income) consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense/(income) increased by $94,000, or 95%, to $193,000 for the nine months ended September 30, 2003 from $99,000 for the nine months ended September 30, 2002, due to interest expense during the third quarter of 2003 associated with notes payable and past due trade accounts payable.

      LOSS ON DISPOSAL OF DISCONTINUED BUSINESS UNIT. During the nine months ended September 30, 2002, the Company recognized a loss on disposal of discontinued business unit of $1,523,000 to write off the remaining Qode-related assets. No disposal loss was recognized in 2003.

      NET LOSS. The net loss for the nine months ended September 30, 2003 was $4,060,000, which represented a $2,442,000, or 38% decrease from a loss of $6,502,000 for the nine months ended September 30, 2002. The decrease resulted primarily from an impairment charge of $1,003,000 relating to NeoMedia's PaperClick assets and a loss on disposal of the Company's Qode business unit of $1,523,000 in 2002. The decrease was offset by higher non-cash expenses in 2003 relating to the company's option repricing program, expense for stock options issued with exercise prices below market price, and stock-based professional service expense, as well as lower sales and gross profit in 2003 compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The accompanying unaudited financial statements have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern. NeoMedia may obtain up to $20 million over the next two years through its Standby Equity Distribution Agreement with Cornell Capital Partners LP. As of October 31, 2003, NeoMedia had obtained gross funding of $3.6 million under its previous Equity Line of Credit Agreement with Cornell Capital Partners. Management believes that this additional financing will be sufficient to sustain operations through December 31, 2003, however, there can be no assurances that the market for NeoMedia's stock will support the sale of sufficient shares of NeoMedia's common stock to raise sufficient capital to sustain operations beyond that date. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

      Net cash used in operating activities was approximately $2,057,000 for the nine-month period ended September 30, 2003, compared with $589,000 for the nine-month period ended September 30, 2002. During the nine months ended September 30, 2003, trade accounts receivable inclusive of costs in excess of billings decreased $149,000, while accounts payable, amounts due under financing arrangements, accrued expenses, and deferred revenue decreased $698,000. During the nine months ended September 30, 2002, trade accounts receivable increased $610,000, while accounts payable, amounts due under financing arrangements, accrued expenses, and deferred revenue increased $2,067,000. NeoMedia's net cash flow from/(used in) investing activities for the nine months ended September 30, 2003 and 2002, was ($64,000) and ($24,000), respectively. Net cash provided by financing activities for the nine months ended September 30, 2003 and 2002, was $3,099,000 and $488,000, respectively.

      During the nine months ended September 30, 2003 and 2002 NeoMedia's net loss totaled approximately $4,060,000 and $6,502,000, respectively. As of September 30, 2003 NeoMedia had accumulated losses from operations of approximately $74,825,000, had a working capital deficit of approximately $8,134,000, and approximately $1,048,000 in cash balances. As of September 30, 2003, the Company also had $600,000 of restricted cash that was used in October to pay off the majority of the AirClic promissory note and accrued interest (see "Legal Proceedings").

      Management believes it will need to have access to capital from the Cornell Standby Equity Distribution Agreement or other financing sources, or NeoMedia will need to generate additional cash from its current operations to sustain NeoMedia's operations in the fourth quarter of 2003. The failure of management to accomplish these initiatives will adversely affect NeoMedia's business, financial conditions, and results of operations and its ability to continue as a going concern.

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

      NEOMEDIA SHAREHOLDERS

      During January 2002, certain of NeoMedia's shareholders filed a complaint with the Securities and Exchange Commission, alleging that the shareholders were not included in the special shareholders meeting of November 25, 2001, to vote on the issuance of 19 million shares of NeoMedia common stock. On March 11, 2002, NeoMedia filed its response claiming that NeoMedia had fully complied with all of its obligations under the laws and regulations administered by the Securities and Exchange Commission, as well as with its obligation under Delaware General Corporation Law. No further action has been taken with respect to this matter.

      AIRCLIC, INC. LITIGATION

      On September 6, 2001, AirClic, Inc. ("AirClic") filed suit against NeoMedia in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to NeoMedia pursuant to the terms of a Secured Promissory Note made on July 11, 2003 and a non-binding Letter of Intent dated July 3, 2001 between AirClic and NeoMedia. The note was secured by substantially all of NeoMedia's intellectual property, including the core physical world-to-Internet technologies. In the suit, NeoMedia acknowledged our obligations under the note but filed a counterclaim against AirClic seeking damages for fraud, negligent misrepresentation and promissory estoppel.

      On October 3, 2003, NeoMedia paid AirClic the principal plus interest in the approximate amount of $610,000. On November 3, 2003, NeoMedia reached a settlement agreement with AirClic which will end the suit. The parties are currently drafting the release document and expect the suit to be dismissed by the end of November 2003. As of September 30, 2003, the Company had transferred $600,000 into a restricted cash account to be used to satisfy the AirClic obligation. This restricted cash, along with additional funds of approximately $10,000 transferred subsequently, was used to pay the principal plus interest on October 3, 2003. The Company had an additional accrual of $100,000 as of September 30, 2003, to pay AirClic's legal fees.

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

      OTHER LITIGATION

      On August 20, 2001, Ripfire, Inc. filed suit against NeoMedia in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between NeoMedia and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, NeoMedia settled this suit for $133,000 of NeoMedia's common stock, to be valued at the time of registration of the shares. NeoMedia's stock was trading at approximately $0.05 at that time. NeoMedia included for registration 2.7 million shares in the name of Ripfire in its form S-1 that was declared effective by the SEC on February 14, 2003. NeoMedia's stock was trading at approximately $0.02 on February 14, 2003. The actual number of shares to be issued to Ripfire per the pricing outlined in the agreement was approximately 9.8 million. On March 31, 2003, NeoMedia issued the 2.7 million shares of common stock that had been registered in the S-1 to Ripfire. NeoMedia has a remaining accrued liability of $106,000 relating to this matter as of September 30, 2003.

      On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. On October 23, 2003, we settled this matter for 3 million shares of NeoMedia common stock, subject to registration, plus $10,000 cash payments to be made over a period of 6 months. If the shares are not registered for re-sale by February 14, 2004, Orsus has the option to return the shares and receive cash payments in lieu of the stock. The Company has an accrued liability of $331,000 relating to this matter as of September 30, 2003.

      On January 22, 2002, Rapidigm, Inc. sued NeoMedia to collect unpaid professional service expense incurred in 2001 in the amount of approximately $15,000. NeoMedia and Rapdigm reached a settlement in February 2002, under which NeoMedia made payments totaling approximately $7,000. On April 22, 2003, Rapidigm obtained a judgment for the remaining balance of the liability plus court fees and interest. NeoMedia has continued to make payments against the liability, and has a remaining accrued liability of approximately $3,000 as of September 30, 2003.

      On July 27, 2002, NeoMedia's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, NeoMedia's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, NeoMedia reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff is seeking payment of the entire original incentive payout. On November 12, 2002, NeoMedia settled the lawsuit. The settlement calls for cash payments totaling approximately $90,000 over a period of ten months, plus 250,000 vested options to purchase shares of NeoMedia's common stock at an exercise price of $0.01 with a term of five years. NeoMedia had a liability of approximately $7,000 relating to this matter as of September 30, 2003.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills, plus interest and attorney fees. During July 2003, NeoMedia settled the suit for cash payments over a period of approximately one year. NeoMedia has an accrued liability of approximately $97,000 relating to this matter as of September 30, 2003.

      On September 13, 2002, Wachovia Bank, N.A., owner of the building in which NeoMedia's Ft. Myers, Florida headquarters is located, filed a complaint in Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $225,000 in past due rents. The complaint also seeks payment of all future rent payments under the lease term, which expires in January 2004, as well as possession of the premises. On October 28, 2002, NeoMedia and Wachovia reached a settlement on this matter. The settlement calls for cash payments of past due rents of approximately $250,000 over a period of 16 months. NeoMedia also vacated approximately 70% of the unused space in its headquarters, and the rent for the remainder of the lease, which expires in January 2004, was reduced according to square footage used. NeoMedia has accrued a liability of approximately $180,000 relating to this matter as of September 30, 2003.

     On October 21, 2002, International Digital Scientific, Inc. ("IDSI") filed a demand for arbitration relating to past due payments on an uncollateralized note payable by NeoMedia to IDSI dated October 1, 1994. The note was issued in exchange for the purchase by NeoMedia of computer software from IDSI. The note calls for NeoMedia to make payments of the greater of: (i) 5% of the collected gross revenues from sales of software or (ii) $16,000 per month. As of September 30, 2003, NeoMedia had recorded a current portion of long term debt to IDSI of approximately $591,000. The net carrying value of future obligation under the note was approximately $684,000 as of September 30, 2003. On October 31, 2003, NeoMedia paid off all past due and future obligations under the note to IDSI through the issuance of 8,000,000 shares of its common stock. If the shares are not registered for re-sale by February 14, 2004, IDSI has the option to return the shares and proceed under the terms of the original purchase agreement. .

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against NeoMedia seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, NeoMedia settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. If the balance is paid within one year of the settlement, NeoMedia will not pay interest charges. NeoMedia has a remaining liability of approximately $120,000 relating to this matter as of September 30, 2003.

      On November 11, 2002, Avnet/Hallmark Computer Marketing Group filed a complaint against NeoMedia seeking payment of approximately $66,000 in past due amounts relating to hardware and software re-sold by NeoMedia. During December 2002, NeoMedia made payment of approximately $30,000 to Avnet, reducing the balance owed to approximately $37,000. On April 1, 2003, the plaintiff received a judgment from the circuit court for the remaining balance. NeoMedia and Avnet have agreed to a payment plan under which the Company will pay the balance in full by April 2004. NeoMedia had a liability of approximately $37,000 relating to this matter as of September 30, 2003.

      On December 30, 2002, Brooks Automation, Inc. filed a complaint against NeoMedia seeking payment of approximately $37,000 in past due amounts relating to software re-sold by NeoMedia. On January 16, 2003, NeoMedia and Brooks Automation reached a settlement under which NeoMedia will pay the amount owed to Brooks Automation. NeoMedia had a liability of approximately $37,000 relating to this matter as of September 30, 2003.

      On February 6, 2003, Allen Norton & Blue, P.A., filed a complaint against NeoMedia seeking payment of approximately $25,000 in past due legal services. The parties have agreed to a payment plan relating to this matter under which the balance will be paid over approximately 12 months. NeoMedia had a liability of approximately $19,000 relating to this matter as of September 30, 2003.

      On April 18, 2003, a former participant in NeoMedia's 2001 self-insured health plan sued NeoMedia to recover approximately $40,000 in unpaid health claims from 2001. NeoMedia is attempting to negotiate a settlement prior to the court date. NeoMedia had accrued the claims related to this suit in the amount of approximately $51,000 as of September 30, 2003.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS (A), (B), (C) AND (D)

      On September 24, 2003, the Company's shareholders voted to increase the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 200,000,000 to 1,000,000,000.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      (a) NeoMedia is in default on the securities held by AirClic, IDSI and Merrick & Klimek, P.C., as more fully described in Item 1., Legal Proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 24, 2003, the Company held a shareholder meeting, at which its shareholders approved the following three proposals:

          a) To re-elect the current Board of Directors until the next annual meeting of shareholders.

          b) To increase the number of authorized common shares, $0.01 par value, from 200,000,000 to 1,000,000,000

          c) To approve the 2003 Stock Option Plan, under which the Company is authorized to issue options to purchase up to 150,000,000 shares of common stock


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:


EXHIBIT NO.    DESCRIPTION                                             LOCATION
-----------    -----------                                             --------

31.1           Certification by Chief Executive Officer pursuant to    Provided herewith
               15 U.S.C. Section 7241, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification by Chief Financial Officer pursuant to    Provided herewith
               15 U.S.C. Section 7241, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification by Chief Executive Officer pursuant to    Provided herewith
               18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification by Chief Financial Officer pursuant to    Provided herewith
               18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002


         (b)      REPORTS ON FORM 8-K:

NeoMedia filed a report on Form 8-K on October 3, 2003, reporting that it had terminated its letter of intent to merge with Loch Energy, Inc.

NeoMedia filed a report on Form 8-K on October 9, 2003, reporting that it had completed its pending merger with Secure Source Technologies, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NEOMEDIA TECHNOLOGIES, INC.
                            Registrant

Date: November 17, 2003     By: /s/ Charles T. Jensen
                            ----------------------------------------------------
                            Charles T. Jensen, President, Acting Chief Executive
                            Officer, Chief Operating Officer, and Director


Date: November 17, 2003     By: /s/ David A. Dodge
                            ----------------------------------------------------
                            David A. Dodge, Vice President,
                            Chief Financial Officer, and Controller