Form 10KSB
period 2003-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2004-03-09
CIK 1022701

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

         Securities Registered Under Section 12(b) of the Exchange Act:

                                                Name of each exchange
              Title of Each Class                on which registered
        ----------------------------       -------------------------------
        Common Stock, par value $.01       Over-the-Counter Bulletin Board


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

         Issuer's consolidated revenue for its most recent fiscal year was $2,400,000.

         The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on the Over-the-Counter Bulleting Board on January 30, 2004 ($0.11) was $20,676,000. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

         As of February 27, 2004, there were outstanding 278,900,410 shares of the issuer's Common Stock.

================================================================================

                                     PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements and information relating to NeoMedia Technologies, Inc. ("NeoMedia" or "the Company"). NeoMedia intends to identify forward-looking statements in this prospectus by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company's beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

General

      NeoMedia develops proprietary technologies that link physical information and objects to the Internet marketed under the "PaperClickTM" brand name. The primary focus of the Company is to develop and commercialize such technologies. The Company has also developed an extensive patent portfolio covering convergence of the physical world and the Internet.

      The Company has adopted a code of ethics, as required by the rules of the SEC. This code of ethics applies to all of the Company's directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.


Company Structure

         The Company is structured and evaluated by its Board of Directors and Management as two distinct business units:

         - NeoMedia Internet Switching Software (NISS), and

         - NeoMedia Consulting and Integration Services (NCIS)

      NISS (physical world-to-Internet offerings) is the core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports the Company's physical world to Internet core technology, including NeoMedia's linking "switch" and NeoMedia's application platforms. NISS also manages the Company's intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

      NCIS (systems integration service offerings) is the original business line upon which the Company was organized. This unit resells client-server equipment and related software, and general and specialized consulting services. Systems integration services also identifies prospects for custom applications based on NeoMedia's products and services. These operations are based in Lisle, Illinois.

Company History

     NeoMedia was incorporated under the laws of the State of Delaware on July 29, 1996, to acquire by tax-free merger Dev-Tech Associates, Inc., NeoMedia's predecessor, which was organized in Illinois in December 1989. In March 1996,

Dev-Tech's common stock was split, with an aggregate of 2,551,120 shares of common stock being issued in exchange for the 164 then issued and outstanding shares of common stock. On August 5, 1996, NeoMedia acquired all of the shares of Dev-Tech in exchange for the issuance of shares of NeoMedia's common stock to Dev-Tech's stockholders.

     NeoMedia also has the following wholly-owned subsidiaries: NeoMedia Migration, Inc., incorporated in Delaware; Distribuidora Vallarta, S.A., incorporated in Guatemala; NeoMedia Technologies of Canada, Inc., incorporated in Canada; NeoMedia Tech, Inc., incorporated in Delaware; NeoMedia EDV GMBH, incorporated in Austria; NeoMedia Technologies Holding Company B.V., incorporated in the Netherlands; NeoMedia Technologies de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Migration de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Technologies do Brazil Ltd., incorporated in Brazil, and NeoMedia Technologies UK Limited, incorporated in the United Kingdom. In January 2004, the Company established NeoMedia Micro Paint Repair, Inc. in Nevada.


Recent Developments

AirClic, Inc.

     On July 3, 2001, NeoMedia entered into a non-binding letter of intent with AirClic, Inc., which contemplated an intellectual property cross-licensing transaction between NeoMedia and AirClic. Under the terms of the letter of intent, AirClic was to provide NeoMedia with bridge financing of $2,000,000, which was to be paid to NeoMedia in installments. On July 11, 2001, AirClic advanced $500,000 in bridge financing to NeoMedia in return for a promissory note secured by all of NeoMedia's assets. During the negotiation of a definitive set of agreements, the parties decided not to proceed with the cross-licensing transaction. AirClic then initiated two lawsuits against NeoMedia, one of which was dismissed, the other of which was settled (see "Legal Proceedings").

     On October 3, 2003, the Company paid AirClic the principal plus interest in the approximate amount of $610,000. On December 5, 2003, the Company paid an additional $115,000 in legal fees and entered into a settlement agreement with AirClic under which the suit was dismissed. The Company has no further obligation relating to this matter.

     On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Scanbuy, Inc., and LScan Technologies, Inc. The suit claims that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information. The Complaint states that AirClic, Scanbuy and LScan have had actual and constructive notice of the existence of the patents-in-suite, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents in suit. NeoMedia's Complaint seeks compensatory damages for infringement by AirClic, Scanbuy and LScan, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin AirClic, Scanbuy and LScan from their infringing activities

Brandkey Systems Corp. Patent License

     During May 2002, NeoMedia granted a personal, worldwide, non-exclusive, limited intellectual property licensing agreement to Brandkey Systems Corporation. Brandkey paid the Company a $50,000 licensing fee at signing, a $25,000 minimum royalty in 2003, and is obligated to pay 2.5% of all royalty-based revenues earned by Brandkey, with minimum royalties of $50,000 in 2004, and $75,000 in 2005 and after.

Loch Energy, Inc.

     On March 7, 2003, NeoMedia announced that it had reached an agreement in principal to acquire and merge with Loch Energy, Inc., an oil and gas provider based in Humble, Texas.

     On October 1, 2003, NeoMedia discovered that the royalty interest from future sales of oil owned by Loch were oversold, which would likely result in materially lower projected available cashflow from Loch's operations. This projected available cashflow was the basis for the acquisition. On October 3, 2003, NeoMedia cancelled the Memorandum of Terms signed on March 7, 2003, and terminated the acquisition and merger proceedings.

PaperClick Business Partnerships

         On September 8, 2003, NeoMedia announced its PaperClick for Camera CellphonesTM, a mobile version of the Company's PaperClickTM software that links physical objects to the Internet. On October 30, 2003, NeoMedia announced its go-to-market strategy for PaperClick for Camera Cellphones, under which consumer product manufacturers and retailers will register their product codes, such as Universal Product Codes ("UPC") and European Article Numbering ("EAN") codes, with a "click management services" provider, who will activate and route the codes to the proper location on the Internet. Consumers with PaperClick for Camera CellphonesTM and mobile web access can then take a picture of registered barcodes and be immediately linked to an Internet location of the manufacturer's or retailer's choice. To this end, NeoMedia signed an agreement with 12Snap UK Ltd. in January 2004, under which 12Snap will market and promote the PaperClick for Camera CellphonesTM technology in Europe. NeoMedia has also signed letters of intent with Seven Worldwide to enter into contracts to provide click management services in Europe, and with iCoupon and Digital Rum to provide marketing and promotion services associated with PaperClick for Camera CellphonesTM. NeoMedia has engaged Big Gig Strategies and SRP Consulting Group LLC to act as agents to promote and sell the offering in Europe and the US, respectively.

Secure Source Technologies, Inc.

      On October 8, 2003, NeoMedia acquired Secure Source Technologies, a provider of security solutions and covert security technology for the manufacturing and financial services industries, in exchange for 3.5 million shares of NeoMedia's common stock. With the purchase of SST, NeoMedia acquired additional patents that complement its existing intellectual property portfolio, as well as a security software platform, and computer equipment.

BSD Software/Triton Global Business Services

     On December 9, 2003, NeoMedia signed a non-binding letter of intent to acquire Triton Global Business Services Inc. and its parent company, BSD Software Inc. (Pink Sheets: BSDS), both of Calgary, Alberta, Canada. Triton, formed in 1998 and acquired by BSD in 2002, is an Internet Protocol-enabled provider of live and automated operator calling services, e-business support, billing and clearinghouse functions and information management services to telecommunications, Internet and e-business service providers. The LOI outlined terms, including an exchange of one share of NeoMedia common stock for each share of BSD Software, not to exceed 40 million shares. The transaction is contingent upon, among other things, satisfactory due diligence investigation by both companies, approval by NeoMedia's Board of Directors, approval by BSD Software's Board of Directors and shareholders, and any required regulatory approvals.

Virgin Entertainment Group

       On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore. The Complaint for Patent Infringement and Damages was filed in the United States District Court for the Northern District of Illinois, Eastern Division. The Complaint claims that Virgin has infringed four of NeoMedia's patents - U.S. Patents Nos. 5,933,829, 5,978,773, 6,108,656, and 6,199,048. The
Complaint alleges that the Virgin Megaplay Stations located in Virgin's Megastores infringe NeoMedia's patents by using Virgin's Megascan technology to allow customers to scan UPC codes from in-store CDs and DVDs to access Internet-based product information, such as music and movie previews, and album and video art. The Complaint also alleges that Virgin had notice of NeoMedia's patents since the latter part of 2002 or before, yet it continued with its infringing activities. NeoMedia's Complaint seeks compensatory damages for Virgin's infringement, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin Virgin from its infringing activities

CSI International, Inc.

     On February 6, 2004, NeoMedia acquired CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia paid 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains the sales and operations office in Calgary, Alberta, Canada.

Industry Overview

     NeoMedia Internet Switching Software

      The goal of NeoMedia's Internet Switching Software business segment is to promote mass adoption of the Company's switch and background computer process to link physical world objects to the Internet. The Company's switching platform is a state-of-the-art open and extensible cross-media publishing tool that applies to customers in a variety of industrial, commercial, and educational applications. This business segment is also responsible for licensing NeoMedia's intellectual property to others as a means of promoting this new market as well as providing a revenue and cash resource. The Company has been developing its physical world-to-Internet technology and offerings since 1996 and considers itself an innovator and pioneer in this industry. In the past several years, the Company has seen similar technologies and concepts emerge in the marketplace, and sees these events as a positive validation of the physical world-to-internet concept.

      The Company believes the key to the adoption of physical world-to-Internet technologies in the marketplace will be in the development of real world applications that provide the end user a valuable experience. The Company believes that camera-enabled cellular telephones are a key device in the development of the market. The Company's product and service offerings differ from those of its competitors in that, unlike their products and services, NeoMedia's products do not require the use of a proprietary or specified device, and NeoMedia offers its service on a private label basis. Management believes that the Company is positioned to provide solutions that preserve a customer's brand and also provide tailored solutions to fit the customer needs.

NeoMedia Consulting and Integration Services

      The Company believes that the technology and equipment resale business is becoming a commodity industry for products undifferentiated by value added proprietary elements and services. Resale operations are also being compressed as equipment manufacturers consolidate their distribution channels.

      Proprietary products, such as NeoMedia encoders, offer a competitive value-add to the Company's NCIS business. The Company believes that it has unique offerings, which, to the extent that they meet market needs, should offer the potential for growth in this industry. In addition, the Company's recent addition of Storage Area Network Solutions allows it to participate in the higher-margin area of the open systems marketplace.

         The NCIS division also sells migration products (tools designed to "migrate" software code from one platform to another platform) primarily to mid-sized to large corporations and government agencies. The products include proprietary products and software tools to migrate Wang, HP3000, Data General, DEC and IBM DOS/VSE platforms (legacy systems) to a Unix or NT open system platform.

Strategy

       NeoMedia has spent the past seven years developing and patenting the now confirmed space of linking the physical and Internet environments, and developing and implementing five generations of continuously refined switch technology that bridge these environments. The Company recently announced its PaperClick for Camera Cell PhonesTM product and go-to-market strategy. The Company is strategically pursuing potential licensees of the PaperClickTM switching platform, as well as intellectual property licensing opportunities with organizations attempting to commercialize physical world-to-Internet technology, such as Symbol Technologies, A.T. Cross Company and Brandkey Systems Corporation.

Products/Services

     NeoMedia Internet Switching Software

     Resolution Server Software. The Resolution Server Software is NeoMedia's server software suite used to map PaperClick Identifiers(TM), and UPC, EAN, ISBN and SKU codes on physical objects (products) to URL addresses on the Internet or to data on other computer networks.

     Client Software. Client Software is installed on personal computers or wireless communication devices (i.e. camera phones, PDA's, etc.) enabling them to read and store identifiers and display the corresponding web content. Identifiers currently recognized by NeoMedia's suite of Client Software include PaperClick codes, UPC/EAN codes, and ISBN codes. NeoMedia anticipates adding support for additional types of identifiers in the future. For organizations wishing to create "closed systems", NeoMedia offers customized versions of the Client Software with the licensee's brand identity, rather than the generic PaperClick brand identity.

     PaperClick Linking Services.

     PaperClick Linking Services(TM) are simple and powerful. Simple - consumer product companies doing advertising and promotions simply pay for "activation" of UPC, EAN, ISBN and other bar codes on their products and printed materials. When clicked with a PaperClick-enabled device, these identifiers provide easy-to-use and accurate links between products and consumers. Powerful - instead of sending out broad hit-or-miss TV or magazine campaigns to the masses, consumer product companies may offer focused campaigns tailored to individuals based on their demographics captured when they use the system. The Company believes that the result is a seamless technique for brand managers, media buyers, and major enterprises to roll out targeted messages directly from packaged products, print ads, editorials, direct mail, or from a variety of labels and printed materials, directly to customers worldwide.

     PaperClick Linking Services include Click Management Services(TM) - ongoing management of the PaperClick Access Infrastructure(TM) through NeoMedia's United States and European partners on behalf of clients. Specifically, NeoMedia's partners will

     o Handle the hosting, setup and ongoing management of the PaperClick Resolution Server hardware, software, and database.

     o    Manage  new  releases  of  the  software  and  access  to   NeoMedia's
          internally controlled PaperClick Global Routing Server.

     o Assist clients in establishing and maintaining the linkages between codes and web sites.

     o Consult with clients on the proper preparation of web-based material for display on mobile and wireless devices.

     With Click Management Services as the single source, from initial rollout through full implementation, links can be dynamically changed, and integrity and reliability of clicks ensured, all without requiring brand managers or other organizations to make large investments in staff, training or infrastructure.

     Seven Worldwide has signed a Letter of Intent to complete a contract with NeoMedia to offer Click Management Services to consumer products companies. Seven Worldwide is a $424 million company with 60 years of experience bringing brands and associated graphics to markets for clients including several Fortune 500 companies. Upon completion of the contract, NeoMedia and Seven Worldwide intend to manage authentication and authorization of "clicks" to Internet or other network content and intend to offer separately demographic reporting services and consulting for project implementation and management.

     PaperClick Linking Services fall into two broad categories: Services for existing industry codes, and services for created codes.

         (A) Linking Services For Existing Industry Codes:

                  On  a  fee-per-link  basis,  consumer  product  companies  may activate or "PaperClick-enable" the existing industry codes on or in all their existing products or other printed materials. These codes may then be "clicked" or "read" by PaperClick-enabled devices and immediately linked to specific promotions, additional information, in-depth editorials, or even on-line purchase and promotion fulfillment functions on the Internet or other networks. Consumer product companies determine what information they want linked.

                  At present,  PaperClick supports the enabling of existing UPC,
             EAN,  and  ISBN  barcodes.   NeoMedia  plans  to  add  support  for
             additional types of industry-standard identifiers in the future.

                  (B) Linking Services For Created Codes:

                  Created codes are  appropriate for situations in which clients wish to take advantage of the power of the PaperClick system, but do not have existing codes, such as UPC, EAN or ISBN barcodes, on the products, materials or items that they would like to PaperClick-enable.

                  On a fee-per-link basis, consumer product companies can create and activate PaperClick Codes on or in all their products or other printed materials. These codes may then be "clicked" or "read" by a

             PaperClick-enabled device and immediately linked to specific promotions, additional information, in-depth editorials, or even on-line purchase and promotion fulfillment functions on the Internet or other networks. Consumer product companies determine what information they want linked.

                  The   fee   includes   all   benefits   as   offered   through
             PaperClick(TM) Linking Services for Existing Product Codes through NeoMedia's US and European partners - Click Management Services. In addition, Click Management Services will consult with clients on how to best integrate created codes into their products and/or materials, ensuring that they will be able to be properly read by PaperClick-enabled devices.

    Intellectual Property Licensing.

     The Company currently holds six U.S. patents relating to the physical world-to-Internet marketplace, and an additional six patents acquired with the purchase of Secure Source Technologies related to document security. The
Company's core physical-world-to-Internet patent portfolio (Patent No. 5,933,829, No. 5,978,773, No. 6,108,656, No. 6,199,048, No. 6,434,561, and No.
6,542,933) is comprised of "system and method" patents that cover the use of machine-readable data for information retrieval. Among the identifiers that could be classified as machine-readable are PaperClick-enabled(TM) 2D barcodes, 1D barcodes, UPC/EAN barcodes, magnetic stripes, OCR/ICR, RFID, smartcards, numbers, hot words, and voice. The Company intends to license this intellectual property portfolio to companies endeavoring to tap the potential of this emerging market. To date, the Company has entered into such agreements with Digital:Convergence, A.T. Cross Company, Symbol Technologies, and Brandkey Systems Corporation. During 2002, the Company entered into an agreement with Baniak Pine and Gannon, a law firm specializing in patent licensing and litigation, under which the firm will represent NeoMedia in seeking out potential licensees of NeoMedia's patent portfolio.

     NeoMedia Consulting and Integration Services

     NCIS is a group of highly skilled application developers thoroughly familiar with systems integration, storage networks, and other associated technologies who contract to develop custom applications for clients.

System integration project management & consulting services are offered through NeoMedia's NCIS business unit. These services fall into two broad categories:

     A.   For implementation of PaperClick(TM)Platform Software

     B.   For development and implementation of Customized Applications


          (A)  Services for implementation of PaperClick(TM) Platform Software

               The NCIS business unit is comprised of the executive team, technical team, and project managers to establish and deploy a common set of processes and templates, presenting an organized, unified implementation from each project manager. These reusable project management components enable fast, efficient PaperClick project deployment. Key functions of the NCIS business unit are to:

               o    Create PaperClick Implementation Vision.

               o Develop methodology including updating and deployment of best practices.

               o Facilitate team communication through common processes, deliverables, and terminology.

               o    Support a common repository so that prior project management
                    deliverables   can  be  candidates   for  reuse  by  similar
                    projects.

               o Provide clients (and internal management) continual training to build core project management competencies, a common set of experiences, and an understanding of PaperClick technical development.

               o Track status of PaperClick projects, and provide project visibility to management in a common and consistent manner.

                    Services    complementary    to   a    PaperClick    project
               implementation are also provided. They may consist of consulting or hardware services that are part of the project, such as additional servers, network configurations etc., or totally separate from the project due to a parallel need. Services may also include continuation and maintenance of completed projects. Post implementation change orders, training, and code alterations are handled through this division of the System Integration Business Unit.

          (B)  Services  for  development  and   implementation   of  Customized
               Applications:

               NeoMedia's NCIS business assists clients in developing and implementing their own customized PaperClick applications.

     Storage Area Networks (SAN). SAN is a Storage Management solutions and consultancy consisting of tools and services that insure data integrity, efficiency and accessibility, achieved through moving data backup, access and archival functions off of traditional Local Area Networks (LANs) and Wide Area Networks (WANs) that are added on to a highly reliable independent managed network.

     Product Sales and Equipment Re-sales. NCIS markets and sells proprietary software products, including high-density symbology encoders (e.g. PDF417 and UPS Maxicode) and resells client-server hardware and related systems such as Sun Microsystems, IBM and others , as well as related applications software and services.

Strategic Relationships

     NeoMedia Internet Switching Software

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

     During May 2002, the Company granted a personal, worldwide, non-exclusive, limited intellectual property licensing agreement to Brandkey Systems Corporation. Brandkey paid the Company a $50,000 upfront licensing fee in 2002, a $25,000 royalty in 2003, and is obligated to pay 2.5% of all future royalty-based revenues earned by Brandkey, with minimum royalties of $50,000 in 2004, and $75,000 in 2005 and after.

     During September 2003, NeoMedia engaged Big Gig Strategies and SRP Consulting Group LLC as agents to promote and sell the Company`s PaperClickTM and PaperClick for Camera CellphonesTM technology, products and services in Europe and the US, respectively.

     During January 2004, the Company contracted with Seven Worldwide to provide European click management services for its PaperClick for Camera CellphonesTM technology, and also signed letters of intent with Seven Worldwide to enter into contracts to provide click management services in Europe, and with iCoupon and Digital Rum to provide marketing and promotion services associated with PaperClick for Camera CellphonesTM.

     NeoMedia Consulting and Integration Services

         Through this segment, the Company provides services and products to a spectrum of customers, ranging from closely held companies to Fortune 500 companies. For the year ended December 31, 2002, one customer, SBC/Ameritech Services, Inc., accounted for 36% of the Company's revenue. During 2003, SBC/Ameritech centralized its purchasing function, resulting in a material decrease in sales to SBC/Ameritech. For the year ended December 31, 2003 sales to SBC/Ameritech accounted for only 4% of the Company's revenue. The Company expects sales to SBC/Ameritech as a percentage of total sales to decline, or potentially stop altogether, in 2004. The Company does not have a written agreement with Ameritech and, therefore, there are no contractual provisions to prevent Ameritech from terminating its relationship with the Company at any time. In addition, a single supplier supplies the equipment and software, which is re-marketed to this customer. Accordingly, the loss of this customer or supplier could materially adversely affect NeoMedia's business, prospects, financial condition, and results of operations. For these reasons, NeoMedia is seeking, and continue to seek, to diversify its sources of revenue and vendors from whom it purchases.

Sales and Marketing

     NeoMedia Internet Switching Software

     PaperClickTM. During 2003, NeoMedia implemented an agent strategy to sell and market its PaperClick suite of products. To this end, during 2003 NeoMedia engaged Big Gig Strategies and SRP Consulting Group LLC as an agent to promote and sell the Company's PaperClickTM and PaperClick for Camera CellphonesTM technology, products and services in Europe and the US, respectively. Also during 2003, the Company reached a partnering agreement with Tibbs Information Systems, Inc., under which the two companies intend to team up to compete for government and homeland security projects. NeoMedia will contribute its Physical-world-to-Internet platform, intellectual property, and industry know-how. No assurances can be given that any successful association will result.

     NeoMedia Consulting and Integration Services

     The Company, through its systems integration services segment, markets its products and services, as well as those for which it acts as a re-marketer, primarily through a direct sales force, which was composed of four individuals as of December 31, 2003. In addition, this business unit also relies upon strategic alliances to help market products and services, provide lead referrals, and establish informal co-marketing arrangements. NeoMedia's representatives attend seminars and trade shows, both as speakers and participants, to help market products and services. In addition, this business segment has three agents in the United States that sell NeoMedia's products and services.

Customers

     NeoMedia Internet Switching Software

      PaperClickTM. NeoMedia's customers for its physical world-to-Internet offerings have included Amway, Solar Communications, Inc., and NYCO Products Company.

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

Research and Development

     NeoMedia Internet Switching Software

     NISS employed 2 persons in the area of product development as of December 31, 2003 and 2002. During the years ended December 31, 2003 and 2002, NISS incurred total software development costs of $332,000 and $775,000, respectively, none of which were capitalized as software development costs.

      NeoMedia Consulting and Integration Services

     Any future research or development of products relating to the NCIS business unit will be performed by the application services division or outside contractors.

Intellectual Property Rights

     The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon its proprietary technology, including patents, and other intellectual property, and on its ability to protect its proprietary technology and other intellectual property rights. In addition, the Company must conduct its operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees. To protect its proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws, as well as on confidentiality procedures and licensing arrangements. The Company has six patents for its physical world-to-Internet technology, and an additional six patents acquired with the purchase of Secure Source Technologies related to document security. The Company also has several trademarks relating to its proprietary software products.

Competition

     NeoMedia Internet Switching Software

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

Product Liability

         The Company has never had any product liability claim asserted against it. Currently the Company does not maintain insurance against such claims, which could result in material adverse effects in the event of a successful claim.

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

     Certain of the Company's proprietary technology allows for the storage of demographic data from NeoMedia's users. In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit the Company's ability to collect and use information collected by the Company's technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. The Company could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if the Company's privacy practices are investigated.

Environmental Protection Compliance

         The Company has no knowledge of any federal, state or local environmental compliance regulations which affect its business activities. The Company has not expended any capital to comply with any environmental protection statutes and does not anticipate that such expenditures will be necessary in the future.

Employees

         As of December 31, 2003, the Company employed 14 persons. Of the 14 employees, 7 are located at the Company's headquarters in Fort Myers, Florida, and 7 at other domestic locations. Of the 14 employees, 3 are dedicated to the Application Services business unit, 7 are dedicated to the Systems Integration Services business unit, and 4 provide shared services used by both business units. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that its employee relations are good.

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

Safe Harbor Provision of the Private Securities Litigation Act of 1995

         The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the
Company's actual growth, results, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services.

                                  RISK FACTORS

Risks Specific To NeoMedia

The Company Has Historically Lost Money and Losses May Continue

     The Company has incurred substantial losses since its inception, and anticipates continuing to incur substantial losses for the foreseeable future. The Company incurred a loss of $5,382,000 in the year ended December 31, 2003 and $7,421,000 in the year ended December 31, 2002. The Company's accumulated losses were approximately $76,147,000 as of December 31, 2003. As of December 31, 2003 and 2002, the Company had a working capital (deficit) of approximately $(6,526,000) and $(8,985,000), respectively. The Company had stockholders' deficit of $(3,203,000) and $(6,026,000) at December 31, 2003 and 2002,
respectively. The Company generated revenues of $2,400,000 and $9,399,000 for the years ended December 31, 2003 and 2002, respectively. In addition, during the years ended December 31, 2003 and 2002, the Company recorded negative cash flows from operations of $3,191,000 and $535,000, respectively. To succeed, the Company must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. The Company has expended and to the extent it has available financing, the Company intends to continue to expend substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, the Company may not be able to achieve or sustain profitability.

The Company's Independent Accountants Have Added Going Concern Language To Their Report On The Company's Financial Statements, Which Means That The Company May Not Be Able To Continue Operations

     The report of Stonefield Josephson, Inc., the Company's independent auditors, with respect to the Company's financial statements and the related notes for the years ended December 31, 2003 and 2002, indicates that, at the date of their report, the Company had suffered recurring losses from operations and that the Company's current cash position raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from this uncertainty.

There is Limited Information Upon Which Investors Can Evaluate The Company's Business Because The Physical World - to - Internet Market Has Existed For A Short Period Of Time

     The physical world-to-Internet market in which the Company operates is a recently developed market. Further, the Company has conducted operations in this market only since March 1996. Consequently, the Company has a relatively limited operating history upon which an investor may base an evaluation of the Company's primary business and determine the Company's prospects for achieving its intended business objectives. To date, the Company has sold its physical world-to-Internet products to only 12 companies. Further, Digital:Convergence, the Company's primary customer for its physical world-to-Internet products in 2000, has filed Chapter 7 of the United States Bankruptcy Code and is presently being sued by the Company for default on a promissory note issued to the Company in lieu of payment. The Company is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. An investor should consider the likelihood of the Company's future success to be highly speculative in light of the Company's limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the physical world-to-Internet space. To address these risks, the Company must, among other things:

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

The Company's Common Stock Is Subject to Price Volatility

     As a result of the emerging and evolving nature of the markets in which the Company competes, as well as the current nature of the public markets and the Company's current financial condition, the Company believes that its operating results may fluctuate materially, as a result of which quarter-to-quarter comparisons of its results of operations may not be meaningful. If in some future quarter, whether as a result of such a fluctuation or otherwise, the Company's results of operations fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely be materially and adversely affected. An investor should not rely on the Company's results of any interim period as an indication of its future performance. Additionally, the Company's quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may cause the Company's quarterly results to fluctuate include, among others:

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

     o the pricing of hardware and software that the Company resells or integrates into its products;

     o the level of use of the Internet and online services, as well as the rate of market acceptance of physical world-to-Internet marketing;

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

The Company Is Uncertain Of The Success Of Its Internet Switching Software Business Unit And The Failure Of This Unit Would Negatively Affect The Price Of The Company's Stock

     The Company provides products and services that provide a link from physical objects, including printed material, to the Internet. The Company can provide no assurance that:

     o this Internet Switching Software business unit will ever achieve profitability;

     o the Company's current product offerings will not be adversely affected by the focusing of its resources on the physical world-to-Internet space; or

     o    the products the Company develops will obtain market acceptance.

     In the event that the Internet Switching Software business unit should never achieve profitability, that the Company's current product offerings should so suffer, or that the Company's products fail to obtain market acceptance, the Company's business, prospects, financial condition, and results of operations would be materially adversely affected.

The Company's Success is Dependent Upon The Resale Of Software And Equipment For Revenue; A Reduction In These Sales Would Materially Adversely Affect The Company's Operations And The Price Of Its Stock

     During the years ended December 31, 2003 and 2002, the Company derived 83% and 95%, respectively, of its revenues from the resale of computer software and technology equipment. A loss or a reduction of this revenue would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations, as well as its stock price. The Company can provide no assurance that:

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

     Further, the Company believes that the technology and equipment resale business is becoming a commodity industry for products undifferentiated by value-added proprietary elements and services. A large number of companies act as re-marketers of another party's products, and therefore, the competition in this area is intense. Resale operations are also being compressed as equipment manufacturers consolidate their distribution channels. In some instances, the Company, in acting as a re-marketer, may compete with the original manufacturer. An inability to effectively compete and generate revenues in this industry would have a material adverse effect on the Company's business, prospects, financial condition, and results of operations.

A Large Percentage Of The Company's Assets Are Intangible Assets, Which Will Have Little Or No Value If Its Operations Are Unsuccessful

     At December 31, 2003, approximately 65% of the Company's total assets were intangible assets, consisting primarily of rights related to its patents and other intellectual property. If the Company's operations are unsuccessful, these assets will have little or no value, which will materially adversely affect the value of the Company's stock and the ability of its stockholders to recoup their investments in the Company's capital stock.

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

The Company Depends Upon Its Senior Management And Their Loss Or Unavailability Could Put The Company At A Competitive Disadvantage

     The Company's success depends largely on the skills of certain key management and technical personnel, including Charles T. Jensen, its President, Chief Executive Officer and Chief Operating Officer, and Charles W. Fritz, the Company's founder and Chairman of the Board of Directors. The loss of the services of Mr. Jensen or Mr. Fritz could materially harm the Company's business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. The Company does not presently maintain a key-man life insurance policy on Mr. Jensen or Mr. Fritz.

The Company May Be Unable To Protect Its Intellectual Property Rights And May Be Liable For Infringing The Intellectual Property Rights Of Others

     The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon its proprietary technology, including its patents and other intellectual property, and on the Company's ability to protect its proprietary technology and other intellectual property rights. In addition, the Company must conduct its operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees, as well as its patents. To protect its proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. The Company has six patents for its physical world-to-Internet technology, and an additional six patents acquired with the purchase of Secure Source Technologies related to document security. The Company also has several trademarks relating to its proprietary products. Although the Company believes that it has taken appropriate steps to protect its unpatented proprietary rights, including requiring that its employees and third parties who are granted access to its proprietary technology enter into confidentiality agreements with the Company, the Company can provide no assurance that these measures will be sufficient to protect its rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to those of the Company.

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

The Company Is Exposed To Product Liability Claims And An Uninsured Claim Could Have A Material Adverse Effect On The Company's Business, Prospects, Financial Condition, And Results Of Operations, As Well As The Value Of Its Stock

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

The Company Will Not Pay Cash Dividends and Investors May Have To Sell Their Shares In Order To Realize Their Investment

     The Company has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, for reinvestment in the development and marketing of its products and services. As a result, investors may have to sell their shares of common stock to realize their investment.

Some Provisions Of The Company's Certificate of Incorporation And By-Laws May Deter Takeover Attempts, Which May Limit The Opportunity Of The Company's Stockholders To Sell Their Shares At A Premium To The Then Market Price

     Some of the provisions of the Company's certificate of incorporation and by-laws could make it more difficult for a third party to acquire the Company, even if doing so might be beneficial to the Company's stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. On December 10, 1999, the Company's Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire Series A Preferred Stock of NeoMedia, par value $0.01 per share, on each outstanding share of the Company's common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a "poison pill." The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of NeoMedia and to guard against partial or two-tiered tender offers, open market accumulations and other hostile tactics to gain control of NeoMedia. The stockholders rights plan was not adopted in response to any effort to acquire control of NeoMedia at the time of adoption. This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in control of NeoMedia. Certain of the Company's directors, officers and principal stockholders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of the Company's "poison pill" plan, as a result of the fact that, as of the plan's adoption, their holdings might have otherwise triggered the "poison pill".

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

     The Company is authorized to issue a total of 25,000,000 shares of Preferred Stock, par value $0.01 per share. The Company has no present plans for the issuance of any preferred stock. However, the issuance of any preferred stock could have a material adverse effect on the rights of holders of the Company's common stock, and, therefore, could reduce the value of shares of the Company's common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict NeoMedia's ability to merge with, or sell its assets to, a third party. The ability of the Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of the Company or a change in the Company's control thereby preserving NeoMedia's control by the current stockholders.

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

ITEM 2.  Description of Properties

     The Company's principal executive, development and administrative office is located at 2201 Second Street, Suite 402, Fort Myers, Florida 33901. The Company occupies approximately 5,000 square feet under terms of a written lease from an unaffiliated party which expires on July 31, 2005, with monthly rent totaling approximately $7,000.

     The Company maintains a sales facility at 2150 Western Court, Suite 230, Lisle, Illinois 60532, occupying approximately 6,000 square feet under the terms of a written lease from an unaffiliated party expiring on October 31, 2004, with monthly rent totaling approximately $3,000. The Company also prepaid approximately $63,000 of rent under the current lease through the issuance of common stock during 2003. The Company recognizes approximately $5,000 per month in additional rent expense relating to the stock issuance.

     The Company believes that existing office space is adequate to meet current and short-term requirements.

ITEM 3.  Legal Proceedings

         The Company is involved in the following legal actions arising in the normal course of business, both as claimant and defendant.

     Virgin Entertainment Group

       On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore ("Virgin"). The Complaint for Patent Infringement and Damages was filed in the United States District Court for the Northern District of Illinois, Eastern Division, by Baniak Pine & Gannon, the Company's intellectual property law firm. The Complaint claims that Virgin has infringed four of NeoMedia's patents - U.S. Patents Nos. 5,933,829, 5,978,773, 6,108,656, and 6,199,048. The
Complaint alleges that the Virgin Megaplay Stations located in Virgin's Megastores infringe NeoMedia's patents by using Virgin's Megascan technology to allow customers to scan UPC codes from in-store CDs and DVDs to access Internet-based product information, such as music and movie previews, and album and video art. The Complaint also alleges that Virgin had notice of NeoMedia's patents since the latter part of 2002 or before, yet it continued with its infringing activities. NeoMedia's Complaint seeks compensatory damages for Virgin's infringement, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin Virgin from its infringing activities.

      AirClic, Inc. Litigation

     On September 6, 2001, AirClic, Inc. filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company pursuant to the terms of a Secured Promissory Note made on July 11, 2003 and a non-binding Letter of Intent dated July 3, 2001 between AirClic and the Company. The note was secured by substantially all of the Company's intellectual property, including the core physical world-to-Internet technologies. In the suit, the Company acknowledged its obligations under the note but filed a counterclaim against AirClic seeking damages for fraud, negligent misrepresentation and promissory estoppel.

     On October 3, 2003, the Company paid AirClic the principal plus interest in the approximate amount of $610,000. On December 5, 2003, the Company paid an additional $115,000 in legal fees and entered into a settlement agreement with AirClic under which the suit was dismissed. The Company has no further obligation relating to this matter.

       On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Scanbuy, Inc., and LScan Technologies, Inc. The suit claims that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information. The Complaint states that AirClic, Scanbuy and LScan have had actual and constructive notice of the existence of the patents-in-suite, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents in suit. NeoMedia's Complaint seeks compensatory damages for infringement by AirClic, Scanbuy and LScan, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin AirClic, Scanbuy and LScan from their infringing activities.

      Other Litigation

      On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, the Company settled this suit for $133,000 of NeoMedia common stock, to be valued at the time of registration of the shares. The Company's stock was trading at approximately $0.05 at that time. The Company included for registration 2.7 million shares in the name of Ripfire in its Form S-1 that was declared effective by the SEC on February 14, 2003. The Company's stock was trading at approximately $0.02 on February 14, 2003. The actual number of shares to be issued to Ripfire per the pricing outlined in the agreement was approximately 9.8 million. On March 31, 2003, the Company issued the 2.7 million shares of common stock that had been registered in the S-1 to Ripfire. The
Company is attempting to negotiate settlement of the remaining balance. The Company had a remaining accrued liability of $106,000 relating to this matter as of December 31, 2003.

      On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. In October 2003, the Company settled this matter for $10,000 cash payments over time, plus 3,000,000 shares of common stock. The Company had accrued a liability of $7,000 as of December 31, 2003.

      On July 27, 2002, the Company's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, the Company's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, the Company reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff was seeking payment of the entire original incentive payout. On November 12, 2002, NeoMedia settled the lawsuit. The settlement calls for cash payments totaling approximately $90,000 over a period of ten months, plus 250,000 vested options to purchase shares of NeoMedia common stock at an exercise price of $0.01 with a term of five years. The Company had a liability of approximately $3,000 relating to this matter as of December 31, 2003.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills, plus interest and attorney fees. During July 2003, the Company settled the suit for cash payments over a period of approximately one year. The Company had an accrued liability of approximately $82,000 relating to this matter as of December 31, 2003.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against the Company seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, the Company settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. If the balance is paid within one year of the settlement, the Company will not pay interest charges. The Company had a remaining liability of approximately $116,000 relating to this matter as of December 31, 2003, which was included in notes payable.

      On November 11, 2002, Avnet/Hallmark Computer Marketing Group filed a complaint against the Company seeking payment of approximately $66,000 in past due amounts relating to hardware and software re-sold by the Company. During December 2002, the Company made payment of approximately $30,000 to Avnet/Hallmark, reducing the balance owed to approximately $37,000. On April 1, 2003, the plaintiff received a judgment from the circuit court for the remaining balance. The Company has agreed to a payment plan for the balance over a period of approximately nine months. The Company had a liability of approximately $17,000 relating to this matter as of December 31, 2003.

      On February 6, 2003, Allen Norton & Blue, P.A., filed a complaint against the Company seeking payment of approximately $25,000 in past due legal services. The Company has agreed to a payment plan relating to this matter under which the balance will be paid over approximately 12 months. The Company had a liability of approximately $13,000 relating to this matter as of December 31, 2003.

      On April 18, 2003, a former participant in the Company's 2001 self-insured health plan sued the Company to recover approximately $46,000 in unpaid health claims from 2001. On December 1, 2003, the Company settled this suit for cash payments over a period of approximately one year. The Company had accrued approximately $36,000 as of December 31, 2003.

         On January 26, 2004, Day West & Associates, Inc., filed a complaint against the Company seeking payment of approximately $6,000 in past due legal services. The Company is attempting to negotiate settlement of the suit. The Company had not accrued any liability relating to his matter as of December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Market Information. The Company's shares trade on the OTC Bulletin Board under the symbol "NEOM." As of December 31, 2003, the Company had 243,991,257 common shares outstanding.

     The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on The OTC Bulletin Board and Nasdaq SmallCap Market, as applicable:

                                                                         (U.S. $)
           ------------------------------------ ----------------------------------------------------------
           2001                                             HIGH                          LOW
           ------------------------------------ ------------------------------ ---------------------------
           First Quarter                                     $6.00                        $2.50
           Second Quarter                                     4.50                         1.76
           Third Quarter                                      1.85                         0.16
           Fourth Quarter                                     0.24                         0.11
           ------------------------------------ ------------------------------ ---------------------------
           2002                                             HIGH                          LOW
           ------------------------------------ ------------------------------ ---------------------------
           First Quarter                                     $0.41                        $0.14
           Second Quarter                                     0.17                         0.05
           Third Quarter                                      0.10                         0.02
           Fourth Quarter                                     0.05                         0.01
           ------------------------------------ ------------------------------ ---------------------------
           2003                                             HIGH                          LOW
           ------------------------------------ ------------------------------ ---------------------------
           First Quarter                                     $0.06                        $0.01
           Second Quarter                                     0.04                         0.01
           Third Quarter                                      0.29                         0.01
           Fourth Quarter                                     0.23                         0.10

         (b) Holders. As of December12, 2003, NeoMedia had approximately 3,500 recordholders of common stock.

         (c) Dividends. The Company has not declared or paid any dividends on its common stock during the years ended December 31, 2003 or 2002. The Company will base any issuance of dividends upon its earnings, financial condition, capital requirements and other factors considered important by its board of directors. Delaware law and the Company's certificate of incorporation do not require the board of directors to declare dividends on the Company's common stock. The Company expects to retain all earnings, if any, generated by its operations for the development and growth of its business and does not anticipate paying any dividends to its stockholders for the foreseeable future.

(d) Recent Issuances of Unregistered Securities.

     On February 6, 2004, the Company issued 7,000,000 shares of common stock to CSI International, Inc. shareholders in connection with NeoMedia's purchase of CSI. The closing market price on the date of issuance was $0.10.

     On October 31, 2003, the Company entered into an agreement to issue 8,000,000 shares of stock to International Digital Scientific, Inc., as payment of all past and future amounts owed under a note payable from 1994. The shares were valued at $0.113. The market price at the time of the agreement was $0.113.

     On October 23, 2003, the Company entered into an agreement to issue 3,000,000 shares of stock to Orsus Solutions, USA, Inc., an unrelated vendor, as payment of past due liabilities of $331,000. The shares were valued at $0.107. The market price at the time of the agreement was $0.107.

     On October 28, 2003, the Company issued 95,238 shares of stock to Newbridge Securities Corporation, an unrelated advisor, for services relating to the Standby Equity Distribution Agreement. The shares were valued at $0.105, the market price on the date of issuance.

     On October 27, 2003, the Company issued 7,279 shares of stock to one unrelated vendor as payment of past due liabilities of $1,000. The shares were valued at $0.105, the market price on the date of issuance.

     On October 27, 2003, the Company issued to Cornell Capital Partners, LP, 10,000,000 warrants to purchase shares of its common stock at an exercise price of $0.05 per share. The warrants were issued as a one-time commitment fee relating to the Standby Equity Distribution Agreement between Cornell and NeoMedia.

     On October 3, 2003, the Company finalized its purchase of Secure Source Technologies, Inc. for 3,500,000 shares of stock. The shares were valued at $0.14, the market price on the date of closing.

     On October 20, 2003, the Company issued 66,841 shares of stock to one unrelated vendor as payment of past due liabilities of $10,000. The shares were valued at $0.10. The market price on the date of the agreement was $0.10.

     On October 7, 2003, the Company issued 103,907 shares of stock to one unrelated vendor as payment of past due liabilities of $16,000. The shares were valued at $0.13. The market price on the date of the agreement was $0.13.

     On October 6, 2003, the Company issued 37,743 shares of stock to one unrelated vendor as payment of past due liabilities of $5,000. The shares were valued at $0.14. The market price on the date of issuance was $0.16.

     On September 25, 2003, the Company issued 875,855 shares of stock to an unrelated vendor as payment of past due liabilities totaling $34,000. The shares were valued at $0.23 based on the market price on the grant date. The market price on the date of issuance was $0.20.

     On August 26, 2003, the Company issued 1,600,000 shares of stock to a former employee as payment of past due incentive compensation in the amount of $29,000. The shares were valued at $0.02. The market price on the date of issuance was $0.02.

     On August 26, 2003, the Company entered into an agreement to issue 450,000 shares of stock an unrelated vendor as payment of past due liabilities totaling $9,000. The shares were valued at $0.02. The market price on the date of the agreement was $0.02.

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

     On April 21, 2003, the Company sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share. In connection with the sale, the Company also granted the purchaser 25,000,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share. The warrants had a fair value of $298,000 and have been recorded as a cost of issuance. The purchaser was William E. Fritz, a member of the Company's Board of Directors. Proceeds to us from sale of the shares were $250,000. The Company recognized a discount expense in general and administrative expenses of approximately $50,000 relating to this transaction with Mr. Fritz. On August 6, 2003, Mr. Fritz exercised his warrants and purchased 25,000,000 additional shares of common stock at a price of $0.01 per share.

         On April 17, 2003, the Company's Board of Directors approved the payment in full of approximately $154,000 of liabilities owed by us to Charles
W. Fritz, its Founder and Chairman of the Board of Directors, through the issuance of 15,445,967 shares of common stock. The shares were valued at $0.01. The market price on the date of issuance was $0.011. The Company recognized an expense in general and administrative expenses of approximately $15,000 relating to this transaction with Mr. Fritz.

     During November 2002, the Company issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. In connection with the notes, the Company granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003.

     In August 2002, the Company issued 900,000 shares of common stock to 2150 Western Court L.L.C, the landlord of its Lisle, Illinois sales office, as settlement of a lawsuit relating to past-due and future building rents. The shares were valued at $0.03 per share, the market price at the date of issuance.

     In June 2002, the Company issued 10,000 shares of common stock to an unrelated vendor as an interest payment on past-due accounts payable. The shares were valued at $0.09. The market price on the date of issuance was $0.09.

     In February 2002, the Company issued 19,000,000 shares of its common stock at a price of $0.17 per share to five individuals and two institutional unrelated parties. The shares were issued in exchange for limited recourse promissory notes maturing at the earlier of i.) 90 days from the date of issuance, or ii.) 30 days from the date of registration of the shares. The gross proceeds of such transaction will be approximately $3,040,000 upon maturity of the notes, as a purchase price of $0.01 per share, or $190,000 in aggregate, was paid in cash. During August 2002, the notes matured without payment, and the Company subsequently cancelled the 19 million shares issued in connection with such notes. The Company accrued a liability in the third quarter of 2001 of $190,000 relating to the par value paid in connection with the issuance of the shares, and such amount remained unpaid as of December 31, 2003.

     In February 2002, the Company issued 500,000 warrants to a provider of commercial financing services, in exchange for interest due to the provider on past due amounts under a credit agreement.

     In January 2002, the Company issued 452,489 shares of common stock to About.com, Inc. The shares were issued upon conversion of 452,489 shares of Series A Convertible Preferred Stock issued to About.com, Inc. as payment for advertising expenses incurred during 2001. The market price on the date of issuance was $0.15. This issuance was made pursuant to Section 3(a)(9) of the Act.

     In January 2002, the Company issued 55,000 shares of common stock at a price of $0.13 per share to an individual unrelated party. The market price on the date of issuance was $0.14. Cash proceeds to NeoMedia were $7,150.

     In January 2002, the Company issued 1,614,501 shares of common stock to an unrelated vendor as settlement of past-due accounts payable and future payments under equipment lease agreements. The shares were valued at $0.17. The market price on the date of issuance was $0.17.

     In January 2002, the Company issued 32,486 shares of common stock to an unrelated vendor as settlement of past-due accounts payable in the amount of $5,000. The shares were valued at $0.15. The market price on the date of issuance was $0.17.

     The Company relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506, which cover "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and the Company's transfer agent was instructed not to permit transfers unless directed to do so by us, after approval by the Company's legal counsel. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Over the past several years, NeoMedia's focus has been aimed toward the intellectual property commercialization unit of its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for NeoMedia's end-users, competitive advantage for their business partners and return-on-investment for their investors. To this end, NeoMedia has signed four intellectual property licenses since its inception, and also recently acquired additional patents as part of NeoMedia's acquisition of Secure Source Technologies, Inc. On September 8, 2003, NeoMedia announced its PaperClick for Camera Cell PhonesTM product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone, such as the Nokia 3650 model. On October 30, 2003, NeoMedia unveiled its go-to-market strategy for the product. During 2003, NeoMedia signed contracts with several key partners outlined in the strategy, including agents Big Gig Strategies and SRP Consulting, and European advertising agency 12Snap. The Company has also entered into letters of intent with global brand communication company Seven Worldwide, and markting organizations iCoupon and Digital Rum.

Loch Energy, Inc.

     During the first quarter of 2003, NeoMedia announced that it had reached an agreement in principle to acquire and merge with Loch Energy, Inc., an oil and gas provider based in Humble, Texas. On October 1, 2003, NeoMedia discovered that the royalty interest from future sales of oil owned by Loch were oversold, which would likely result in materially lower projected available cashflow from Loch's operations. This projected available cashflow was the basis for the acquisition. On October 2, 2003, NeoMedia's Board of Directors voted to terminate the acquisition and merger proceedings.

SEC Inquiry

     NeoMedia recently received requests from the SEC's Southeast Regional Office for certain documents including those concerning negotiations and arrangements with certain strategic partners and consultants, patents, recent issuances of securities, investor relations, and the stock ownership by NeoMedia's officers and directors. NeoMedia responded promptly and fully and will cooperate with any further requests. The SEC's letter states that the staff's inquiry is informal and should not be construed as an indication of any violation of law or as a reflection on any person, entity, or security.

Acquisitions

     CSI International, Inc. On February 6, 2004, NeoMedia acquired CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia paid 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains the sales and operations office in Calgary, Alberta, Canada.

     BSD Software, Inc. On December 9, 2003, NeoMedia signed a non-binding letter of intent to acquire Triton Global Business Services Inc. and its parent company, BSD Software Inc. (Pink Sheets: BSDS), both of Calgary, Alberta, Canada. The LOI outlined terms, including an exchange of one share of NeoMedia common stock for each share of BSD Software, not to exceed 40 million shares. The transaction is dependent on due diligence by both companies, approval by NeoMedia's Board of Directors, BSD Software's Board of Directors, shareholders, required regulatory approvals, and other conditions. Triton, formed in 1998 and acquired by BSD in 2002, is an Internet Protocol-enabled provider of live and automated operator calling services, e-business support, billing and clearinghouse functions and information management services to telecommunications, Internet and e-business service providers.

         NeoMedia's operating results have been subject to variation and will continue to be subject to variation, depending upon factors, such as the mix of business among services and products, the cost of material, labor and technology, particularly in connection with the delivery of business services, the costs associated with initiating new contracts, the economic condition of NeoMedia's target markets, and the cost of acquiring and integrating new businesses.

Results of Operations for the Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002

     Net sales. Total net sales for the year ended December 31, 2003 were $2,400,000, which represented a $6,999,000, or 74%, decrease from $9,399,000 for the year ended December 31, 2002. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the year ended December 31, 2003, rather than the year ended December 31, 2002. With the acquisition of CSI, the Company expects sales in 2004 from this new segment of business to be substantially higher than in 2003.

     License fees. License fees were $414,000 for the year ended December 31, 2003, compared with $446,000 for the year ended December 31, 2002, a decrease of $32,000, or 7%. The decrease was due to slightly lower sales of internally developed software licenses in 2003. NeoMedia will continue to attempt to increase sales of these high-margin products, and expects license fees to remain materially constant over the next 12 months.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $6,967,000, or 78%, to $1,986,000 for the year ended December 31, 2003, as compared to $8,953,000 for the year ended December 31, 2002. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the year ended December 31, 2003, rather than the year ended December 31, 2002.

     Cost of Sales. Cost of license fees was $300,000 for the year ended December 31, 2003, a decrease of $541,000, or 64%, compared with $841,000 for the year ended December 31, 2002. The decrease resulted from reduced amortization expense in 2003 of capitalized development costs relating to the PaperClick, MLM/Affinity, and Qode products that were written off during 2002. Cost of resales was $1,829,000 for the year ended December 31, 2003, a decrease of $5,594,000, or 75%, compared with $7,423,000 for the year ended December 31, 2002. The decrease resulted from decreased resales in 2003 compared with 2002. Cost of resales as a percentage of related resales was 92% in 2003, compared to 83% in 2002. This increase is due to an increased sales mix of lower-margin equipment products sold in 2003 compared to 2002, combined with the general erosion of margins in the resale sector. NeoMedia expects costs of resales to fluctuate with the sales of its equipment, software, and services over the next 12 months. With the acquisition of CSI, the Company expects cost of sales in 2004 from this new segment of business to be substantially higher than in 2003.

       Gross Profit. Gross profit was $271,000 for the year ended December 31, 2003, a decrease of $864,000, or 76%, compared with gross profit of $1,135,000 for the year ended December 31, 2002. This decrease was primarily the result of lower resales of, and lower margin on, computer equipment, software, and services in 2003 relative to 2002.

     Sales and marketing. Sales and marketing expenses were $523,000 for the year ended December 31, 2003, compared to $1,009,000 for the year ended December 31, 2002, a decrease of $486,000 or 48%. This decrease resulted primarily from reduced sales commissions earned on lower sales in 2003 as compared with 2002, as well as a smaller sales force during 2003. NeoMedia expects sales and marketing expense to increase over the next 12 months with the acquisition of CSI International and the potential acquisition of BSD Software, as well as with the continued development and potential rollout of the Company's PaperClick product suite.

     General and administrative. General and administrative expenses increased by $202,000, or 5%, to $4,270,000 for the year ended December 31, 2003, compared to $4,068,000 for the year ended December 31, 2002. The increase resulted primarily from non-cash expenses relating to NeoMedia's option repricing program, expense for stock options issued with exercise prices below market price, and stock-based professional service expense. NeoMedia expects general and administrative expense to increase over the next 12 months with the acquisition of CSI International and the potential acquisition of BSD Software.

     Research and development. During the year ended December 31, 2003, NeoMedia charged to expense $332,000 of research and development costs, a decrease of $443,000 or 57% compared to $775,000 charged to expense for the year ended December 31, 2002. The decrease is primarily due to a continued reduction in research and development overhead since first quarter 2002. NeoMedia expects research and development costs to increase slightly over the next 12 months with the continued development and potential rollout of the Company's PaperClick product suite.

     Loss on Impairment of Assets. During the year ended December 31, 2002, NeoMedia recognized a loss on impairment of assets of $1,003,000 for the write-off capitalized development costs relating to its PaperClick physical-world-to-internet software. NeoMedia did not take an impairment charge during the year ended December 31, 2003.

     Loss on extinguishment of debt. During the year ended December 31, 2003, NeoMedia recognized a loss on extinguishment of debt of $152,000, resulting primarily from the payment of debt through the issuance of shares of common stock.

     Interest expense. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense increased by $198,000, or 111%, to $376,000 for the year ended December 31, 2003 from $178,000 for the year ended December 31, 2002, due to interest expense incurred during 2003 associated with notes payable, lawsuits, and past due trade accounts payable.

     Loss on disposal of discontinued operations. During the year ended December 31, 2002, NeoMedia recognized a loss on disposal of discontinued business unit of $1,523,000 to write off the remaining Qode-related assets. No disposal loss was recognized during the year ended December 31, 2003.

     Net Loss. The net loss for the year ended December 31, 2003 was $5,382,000, which represented a $2,039,000, or 27% decrease from a $7,421,000 loss for the year ended December 31, 2002. The decrease resulted primarily from an impairment charge of $1,003,000 relating to NeoMedia's PaperClick assets and a loss on disposal of NeoMedia's Qode business unit of $1,523,000 in 2002. The decrease was offset by higher non-cash expenses in 2003 relating to NeoMedia's option repricing program, expense for stock options issued with exercise prices below market price, and stock-based professional service expense, as well as lower sales and gross profit in 2003 compared to 2002.

Liquidity and Capital Resources

     As of December 31, 2003, NeoMedia's cash balance was $61,000, compared to $70,000 at December 31, 2002.

     Net cash used in operating activities was approximately $3,191,000 for the year ended December 31, 2003, compared with $535,000 for the year ended December 31, 2002. NeoMedia's net cash flow used in investing activities for the years ended December 31, 2003 and 2002, was $69,000 and $21,000, respectively. Net cash provided by financing activities for the years ended December 31, 2003 and 2002 was $3,251,000 and $492,000, respectively.

     During the years ended December 31, 2003 and 2002, NeoMedia's net loss totaled $5,382,000 and $7,421,000, respectively. As of December 31, 2003,
NeoMedia had accumulated losses from operations of $76,147,000, had a working capital deficit of $6,526,000, and $61,000 in cash balances.

     The accompanying consolidated financial statements have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern. NeoMedia may obtain up to $20 million over the next two years through its Standby Equity Distribution Agreement with Cornell Capital Partners LP. As of January 30, 2004, NeoMedia had obtained approximately $3.6 million under its previous $10 million Equity Line of Credit Agreement with Cornell, and an additional $4.0 million promissory note, which is scheduled to be repaid from the proceeds of sale of common stock under the current $20 million Standby Equity Distribution Agreement with Cornell. NeoMedia also issued 40 million warrants with an exercise price of $0.05 per share to Cornell in connection with this financing. NeoMedia is also entitled to receive an additional $1.0 million from Cornell in the form of a promissory note within 15 days of filing a registration statement to register the warrants. Once the warrants are registered, and if the average closing bid price of NeoMedia's common stock for any five day period exceeds $0.10, NeoMedia can force Cornell to exercise the warrants, resulting in an additional $2.0 million cash to NeoMedia. Management believes that it has sufficient funding to sustain operations through December 31, 2004, however, there can be no assurances that the market for NeoMedia's stock will support the sale of sufficient shares of NeoMedia's common stock to raise sufficient capital to sustain operations for such a period, or that actual revenue will meet management's expectations. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

Contractual Obligations

The following table presents the Company's contractual obligations as of December 31, 2003 over the next five years and thereafter:

                                          Payments by Period
                                            (in thousands)
--------------------------------------------------------------------------------------------------------
                                                              Less
                                                              Than       1-3        4-5       After 5
                                                  Amount     1 Year     Years      Years       Years
                                                 ---------- --------- ---------- ----------- -----------
Legal Settlements                                     $249      $249       $---        $---        $---
Vendor Settlements & Agreements                        841       760         81         ---         ---
Operating Leases                                        30        30        ---         ---         ---
Short Term Debt                                        732       732        ---         ---         ---
                                                 ---------- --------- ---------- ----------- -----------
    Total Contractual Cash Obligations              $1,852    $1,771        $81        $---        $---
                                                 ========== ========= ========== =========== ===========

         Intangible Assets

         At the end of each quarter, or upon occurrence of material events relating to a specific intangible item, NeoMedia performs impairment tests on each of its intangible assets, which include goodwill, capitalized patent costs, and capitalized and purchased software costs. In doing so, NeoMedia evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in NeoMedia's current business plan, and projected discounted cash flow to be derived from the asset. Intangible asset balances are then adjusted to their current net realizable value based on these criteria if impaired. The Company received an independent valuation of its patent portfolio as of December 31, 2003. The independent valuation concluded that no impairment was necessary as of December 31, 2003. No impairment charges were taken during the year ended December 31, 2003. During the year ended December 31, 2002, NeoMedia recognized an impairment charge of $1.0 million relating to its PaperClick software product.

Financing Agreements

         As of December 31, 2003 and 2002, NeoMedia was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows NeoMedia to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. NeoMedia and GE Access are currently operating under an additional arrangement under which GE Access retains 50% of NeoMedia's proceeds from sales financed by GE Access, and applies the portion of proceeds toward past due balances. This arrangement reduces by half NeoMedia's cash flow from resales of equipment and software financed by GE Access, until the balance owed to GE Access is paid in full. During October 2003, NeoMedia and GE entered into an additional agreement under which NeoMedia also makes regular payment against its past due balances. Termination of this financing relationship with GE Access could materially adversely affect NeoMedia's financial condition. Management expects the agreement to remain in place in the near future. As of December 31, 2003, the amount payable under this financing arrangement was approximately $196,000.

Note Payable to Cornell Capital Partners

         On September 11, 2003, the Company received funding in the form of a promissory note from Cornell Capital Partners in the gross amount of $500,000 before Cornell discounts and fees. As of December 31, 2003, the Company had not made any payment against the principal of this note. Accordingly, the company has recorded the advance balance of $500,000 in "Notes Payable" on its consolidated balance sheet as of December 31, 2003. The original maturity date of this note is October 26, 2003. During January 2004, the Company reduced the balance to approximately $337,000.

Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through December 31, 2003, NeoMedia has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although NeoMedia has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether NeoMedia will be able to continue this practice, or if revenue will increase significantly to be able to meet cash operating expenses. This, in turn, raises substantial doubt about NeoMedia's ability to continue as a going concern. Management believes that NeoMedia will be able to raise additional funds through its $20 million Standby Equity Distribution Agreement with Cornell. However, there can be no assurances that the market for NeoMedia's stock will support the sale of sufficient shares of stock to raise enough capital to sustain operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Based on current cash balances and operating budgets, NeoMedia believes it only has sufficient financing to last until December 31, 2004. If NeoMedia's financial resources are insufficient, it may be forced to seek protection from its creditors under the United States Bankruptcy Code or analogous state statutes unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity. NeoMedia cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if it will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

Critical Accounting Policies

         The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; and the valuation of intangibles, which affects amortization and write-offs of goodwill and other intangibles. NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results NeoMedia reports in its consolidated financial statements.

      Intangible Asset Valuation. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, NeoMedia primarily uses the weighted-average probability method outlined in SFAS 144. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates NeoMedia has used are consistent with the plans and estimates that NeoMedia uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect NeoMedia's net operating results.

      Allowance for Bad Debt. NeoMedia maintains an allowance for doubtful accounts for estimated losses resulting from the inability of NeoMedia's customers to make required payments. NeoMedia's allowance for doubtful accounts is based on NeoMedia's assessment of the collectibility of specific customer accounts, the aging of accounts receivable, NeoMedia's history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or NeoMedia's customers' actual defaults exceed NeoMedia's historical experience, NeoMedia's estimates could change and impact NeoMedia's reported results.

      Stock-based Compensation. NeoMedia records stock-based compensation to outside consultants at fair market value in general and administrative expense. NeoMedia does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. NeoMedia reports pro-forma net loss and loss per share in accordance with the requirements of SFAS 123 and 148. This disclosure shows net loss and loss per share as if NeoMedia had accounted for its employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method at the date of grant. This option valuation model requires input of highly subjective assumptions. Because NeoMedia's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

      Estimate of Litigation-based Liability. NeoMedia is defendant in certain litigation in the ordinary course of business (see "Legal Proceedings"). NeoMedia accrues liabilities relating to these lawsuits on a case-by-case basis. NeoMedia generally accrues attorney fees and interest in addition to the liability being sought. Liabilities are adjusted on a regular basis as new information becomes available. NeoMedia consults with its attorneys to determine the viability of an expected outcome. The actual amount paid to settle a case could differ materially from the amount accrued.

      Revenue Recognition. The Company derives revenues from two primary sources: (1) license revenues and (2) resale of software and technology equipment and service fee revenues.

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

Disposal of Qode Business Unit

     On August 31, 2001, the Company signed a non-binding letter of intent to sell the assets and liabilities of its Ft. Lauderdale-based Qode business unit, which it acquired in March 2001, to The Finx Group, Inc., a holding company based in Elmsford, NY. The Finx Group was to assume $620,000 in Qode payables and $800,000 in long-term leases in exchange for 500,000 shares of the Finx Group, right to use and sell Qode services, and up to $5 million in affiliate revenues over the next five years. During the third and fourth quarters of 2001 and the first quarter of 2002, NeoMedia recorded a $2.6 million expense from the write-down of the Qode assets/liabilities to net realizable value.

     The loss for discontinued operations during the phase-out period from August 31, 2001 (measurement date) to September 30, 2001 was $439,000. No further loss is anticipated.

     During June 2002, the Finx Group notified NeoMedia that it did not intend to carry out the letter of intent due to capital constraints. As a result, during the year ended December 31, 2002, the Company recorded an additional expense of $1.5 million for the write-off of remaining Qode assets. As of December 31, 2003, NeoMedia had approximately $657,000 of liabilities relating to the Qode system on its books.

Impairment of PaperClick Asset

     During the year ended December 31, 2002,  NeoMedia recognized an impairment
charge   of   approximately    $1.0   million   relating   to   its   PaperClick
physical-world-to-internet software solution.

Effect Of Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria was based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

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

      On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," (FIN-46R) primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact to the Company's financial position, results of operations or liquidity resulting from the adoption of this interpretation.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). With certain exceptions, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

      In December 2003, the FASB issued Statement of Financial Accounting Standards (FAS) No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces FAS-132 of the same title which was previously issued in February 1998. The revised FAS-132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: FAS-87, "Employers' Accounting for Pensions"; FAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and FAS-106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised FAS-132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements to this Form 10-KSB are attached commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. NeoMedia's chief executive officer and chief financial officer, after evaluating the effectiveness of NeoMedia's "disclosure controls and procedures" (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the "Evaluation Date"), concluded that NeoMedia's disclosure controls and procedures were effective and designed to ensure that material information relating to NeoMedia and its consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Neomedia Technologies, Inc.

     We have audited the accompanying consolidated balance sheet of Neomedia Technolgies, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neomedia Technologies, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses, working capital deficit, and current cash flow position raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
February 27, 2004

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                        (In thousands, except share data)


                                                                            December 31,
                                                                              2003
                                                                            --------
ASSETS
Current assets:
        Cash and cash equivalents                                           $     61
        Trade accounts receivable, net of allowance for doubtful accounts
        of $49                                                                   133
        Inventories, net of allowance for obsolete & slow-moving
        inventory of $143                                                          3
        Prepaid expenses and other current assets                                356
                                                                            --------
        Total current assets                                                     553
        Property and equipment, net                                               61
        Capitalized patents, net                                               2,415
        Capitalized and purchased software costs, net                            118
        Other long-term assets                                                   729
                                                                            --------
             Total assets                                                   $  3,876
                                                                            ========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

        Accounts payable                                                    $  2,327
        Amounts due under financing agreements                                   196
        Amounts payable under settlement agreements                              772
        Liabilities of discontinued business unit                                657
        Sales taxes payable                                                      137
        Accrued expenses                                                       1,743
        Deferred revenues and other                                              515
        Notes payable                                                            732
                                                                            --------
             Total current liabilities                                         7,079

Commitments and contingencies                                                     --

Shareholders' deficit:

        Preferred stock, $0.01 par value, 25,000,000 shares authorized,
          none issued and outstanding                                             --
        Common stock, $0.01 par value, 1,000,000,000 shares authorized,
          247,041,675 shares issued and 243,991,257 outstanding                2,440
        Additional paid-in capital                                            71,565
        Deferred stock-based compensation                                       (282)
        Accumulated deficit                                                  (76,147)
        Treasury stock, at cost, 201,230 shares of common stock                 (779)
                                                                            --------
           Total shareholders' deficit                                        (3,203)
                                                                            --------
             Total liabilities and shareholders' deficit                    $  3,876
                                                                            ========

       The accompanying notes form an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                               Years Ended December 31,
                                                                            ------------------------------
                                                                                 2003             2002
                                                                            -------------    -------------
NET SALES:
       License fees                                                         $         414    $         446
       Resale of software and technology equipment and service fees                 1,986            8,953
                                                                            -------------    -------------
          Total net sales                                                           2,400            9,399
                                                                            -------------    -------------

COST OF SALES:
       License fees                                                                   300              841
       Resale of software and technology equipment and service fees                 1,829            7,423
                                                                            -------------    -------------
          Total cost of sales                                                       2,129            8,264
                                                                            -------------    -------------


GROSS PROFIT                                                                          271            1,135

       Sales and marketing expenses                                                   523            1,009
       General and administrative expenses                                          4,270            4,068
       Research and development costs                                                 332              775
       Loss on impairment of assets                                                    --            1,003
                                                                            -------------    -------------


       Loss from operations                                                        (4,854)          (5,720)
       Loss on extinguishment of debt, net                                           (152)              --
       Interest expense, net                                                         (376)            (178)
                                                                            -------------    -------------

Loss from continuing operations                                                    (5,382)          (5,898)

       Loss on disposal of discontinued business unit (Note 12)                        --           (1,523)
                                                                            -------------    -------------

NET LOSS                                                                    $      (5,382)   $      (7,421)
                                                                            =============    =============

       NET LOSS PER SHARE FROM CONTINUING OPERATIONS--BASIC AND DILUTED     $       (0.04)   $       (0.26)
                                                                            =============    =============

       NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS--BASIC AND DILUTED   $          --    $       (0.07)
                                                                            =============    =============

NET LOSS PER SHARE--BASIC AND DILUTED                                       $       (0.04)   $       (0.33)
                                                                            =============    =============

Weighted average number of common shares--basic and diluted                   125,029,723       22,330,485
                                                                            =============    =============


       The accompanying notes form an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Years Ended December 31,
                                                                                   2003       2002
                                                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                    ($5,382)   ($7,421)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   470      1,061
      Inventory reserve                                                                13        130
      Provision for doubtful accounts and notes receivable                            191         --
      Loss on disposal of discontinued business unit                                   --      1,523
      Loss on impairment of assets                                                     --      1,003
      Expense associated with option and warrant repricing                            773        195
      Fair value of expense portion of stock-based
               compensation granted for professional services                       1,000        685
      Interest expense allocated to debt                                               56         23
      Discount related to common stock issuance                                        50         --
      (Gain) loss on payment of accounts payable in stock                             152         --
      (Increase)/decrease in value of life insurance policies                         (35)        63
      Changes in operating assets and liabilities
        Trade accounts receivable, net                                                212      2,299
        Inventory                                                                      (3)        --
        Other current assets                                                          273        346
        Accounts payable, amounts due under financing agreements, amounts due under Settlement agreements, liabilities in excess of assets of
          discontinued business unit, accrued expenses and stock liability           (383)      (584)

        Deferred revenue other current liabilities                                   (366)       142
                                                                                  -------    -------

          Net cash used in operating activities                                    (2,979)      (535)
                                                                                  -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Amounts issued under notes receivable                                          (209)        --
      Capitalization of software development and purchased intangible assets          (28)       (21)
      Acquisition of property and equipment                                           (44)        --
                                                                                  -------    -------
        Net cash used in investing activities                                        (281)       (21)
                                                                                  -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from issuance of common stock, net of issuance costs of $226       250          8
      Net proceeds from exercise of stock warrants                                    250         45
      Net proceeds from exercise of stock options                                     156        274
      Borrowings under notes payable and long-term debt                             3,350        165
      Repayments on notes payable and long-term debt                                 (755)        --
                                                                                  -------    -------
        Net cash provided by financing activities                                   3,251        492
                                                                                  -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              (9)       (64)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           70        134
                                                                                  -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $    61    $    70
                                                                                  =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid/(received) during the year                                    $     6    $    15
      Income taxes paid                                                                --         --
      Non-cash investing and financing activities:
        Value of stock granted to acquire Secure Source Technologies, Inc.            500         --
        Fair value of warrants issued as a direct incremental cost of financing        93         --
        Reduction in accounts payable and accruals for debt paid in stock           1,509         --
        Reduction of long-term debt paid and accrued interest with stock              904         --
        Fair value of stock compensation deferred to future periods                   282         --
        Discount recognized on the issuance of stock with notes payable                56         --
        Cancellation of common stock issued in 2001 to offset stock
      subscription receivable                                                          --       (240)
        Shares issued in accordance with Equity Line of Credit to repay Notes
      Payable, net of  issuance costs of $6,772                                     2,793         --
        Net effect of issuance and subsequent
           cancellation of common stock underlying notes receivable                    --       (190)


       The accompanying notes form an integral part of these consolidated financial statements.


                                   NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                         (In thousands, except share data)

                                                           Common Stock
                                           -----------------------------------------------
                                                                            Additional          Stock              Deferred
                                                                             Paid-in         Subscription            Stock
                                               Shares          Amount         Capital         Receivable         Compensation
                                           --------------  --------------  ---------------  ---------------  ----------------------
BALANCE, DECEMBER 31, 2001                    18,804,917            $188          $63,029            (240)                       0
Exercise of employee options                  5,252,455              52              222                 -                       -
Issuance of Common Stock through private
Placement, Net of $0 of issuance costs       (2,945,000)            (29)            (203)                -                       -
Expense associated with warrant repricing              -               -              195                -                       -
Fair value stock issued for professional
services rendered                              4,900,000              49              915                -                       -
Exercise of Warrants                             369,450               4               41                -                       -
Stock issued to pay liabilities                2,556,987              24              319                -                       -
Conversion of preferred stock to common
stock                                            452,489               5              878                -                       -
Issuance of warrants and stock with
convertible debt                               1,355,670              14               46                -                       -
Stock Subscription Receivable                          -               -                -              240                       -
Change in Deferred Stock Compensation                  -               -                -                -                   (231)
Net Loss                                               -               -                -                -                       -
                                           --------------  --------------  ---------------  ---------------  ----------------------

BALANCE, DECEMBER 31, 2002                    30,746,968            $307          $65,442                0                   (231)
Shares issued to Cornell Capital Partners     98,933,244            $990           $8,575
under Equity Line of Credit (Gross)                                                                      -                       -
Fees & discounts associated with Shares
issued to Cornell Capital Partners under
Equity Line of Credit                                                  -          (6,772)                -                       -
Issuance of Common Stock through private
Placement,                                    25,000,000             250               50                -                       -
Exercise of employee options                  15,599,175             156                -                -                       -
Exercise of Warrants                          28,904,900             289             (39)                -                       -
Expense associated with option & warrant
repricing                                              -               -              773                -                       -
Fair value of stock, options, & warrants
issued for professional services rendered      4,030,424              40              385                -                       -
Stock issued to pay past due liabilities      37,276,546             373            2,040                -                       -
Issuance of shares to purchase Secure
Source Technologies, Inc.                      3,500,000              35              465                -                       -
Issuance of warrants and stock with debt               -               -               19                -                       -
Expense recognized for options issued
with exercise price below market price                 -               -              627                                        -
Change in Deferred Stock Compensation                  -               -                -                -                    (51)
Net Loss                                               -               -                -                -                       -
                                           --------------  --------------  ---------------  ---------------  ----------------------

BALANCE, DECEMBER 31, 2003                   243,991,257          $2,440          $71,565                -                   (282)
                                           --------------  --------------  ---------------  ---------------  ----------------------


                                                                Preferred Stock                   Treasury Stock
                                           -------------------------------------------------  -----------------------
                                                                   Additional                                            Total
                                                                    Paid-in    Accumulated                            Stockholders'
                                              Shares      Amount    Capital      Deficit         Shares     Amount       Equity
                                           ------------  --------  ---------  --------------  -----------  ----------  ------------
BALANCE, DECEMBER 31, 2001                     452,489        $5       $878       ($63,344)      201,230      ($779)        ($263)
Exercise of employee options                         -         -          -               -            -           -           274
Issuance of Common Stock through private
Placement, Net of $0 of issuance costs               -         -          -               -            -           -         (232)
Expense associated with warrant repricing            -         -          -               -            -           -           195
Fair value stock issued for professional
services rendered                                    -         -          -               -            -           -           964
Exercise of Warrants                                 -         -          -               -            -           -            45
Stock issued to pay liabilities                      -         -          -               -            -           -           343
Conversion of preferred stock to common
stock                                        (452,489)       (5)      (878)               -            -           -             -
Issuance of warrants and stock with
convertible debt                                     -         -          -               -            -           -            60
Stock Subscription Receivable                        -         -          -               -            -           -           240
Change in Deferred Stock Compensation                -         -          -               -            -           -         (231)
Net Loss                                             -         -          -         (7,421)            -           -       (7,421)
                                           ------------  --------  ---------  --------------  -----------  ----------  ------------
BALANCE, DECEMBER 31, 2002                           0        $0         $0       ($70,765)      201,230      ($779)      ($6,026)
Shares issued to Cornell Capital Partners                                                                                    9,565
under Equity Line of Credit (Gross)                  -         -          -               -            -           -
Fees & discounts associated with Shares
issued to Cornell Capital Partners under
Equity Line of Credit                                -         -          -               -            -           -       (6,772)
Issuance of Common Stock through private
Placement,                                           -         -          -               -            -           -           300
Exercise of employee options                         -         -          -               -            -           -           156
Exercise of Warrants                                 -         -          -               -            -           -           250
Expense associated with option & warrant
repricing                                            -         -          -               -            -           -           773
Fair value of stock, options, & warrants
issued for professional services rendered            -         -          -               -            -           -           425
Stock issued to pay past due liabilities             -         -          -               -            -           -         2,413
Issuance of shares to purchase Secure
Source Technologies, Inc.                            -         -          -               -            -           -           500
Issuance of warrants and stock with debt             -         -          -               -            -           -            19
Expense recognized for options issued
with exercise price below market price               -         -          -                            -           -           627
Change in Deferred Stock Compensation                -         -          -               -            -           -          (51)
Net Loss                                             -         -          -         (5,382)            -           -       (5,382)
                                           ------------  --------  ---------  --------------  -----------  ----------  ------------

BALANCE, DECEMBER 31, 2003                           -        $-         $-       ($76,147)      201,230      ($779)      ($3,203)
                                           ------------  --------  ---------  --------------  -----------  ----------  ------------

       The accompanying notes form an integral part of these consolidated financial statements.

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

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $5,382,000 and $7421,000 for the years ended December 31, 2003 and 2002, respectively, and has an accumulated deficit of $76,147,000 as of December 31, 2003. In addition, the Company has cash balance of $61,000 and working capital deficit of $6,526,000 as of December 31, 2003.

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

     Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. Management's plan is to secure adequate funding to bridge to revenue generation from the Company's valuable intellectual property portfolio and PaperClickTM internet "switching" software. On February 6, 2004, NeoMedia acquired CSI International, Inc., ("CSI") of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia paid 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains the sales and operations office in Calgary, Alberta, Canada. Through the acquisition of CSI, the Company expects the revenue for 2004 to be substantially higher than that for 2003 and expects this division will generate positive cash in 2004.

Nature of Business Operations

      During the yearss ended December 31, 2003 and 2002, the Company was structured and evaluated by its Board of Directors and Management as two distinct business units:

                  NeoMedia Internet Switching Software (NISS), and

                  NeoMedia Consulting and Integration Services (NCIS)

     On February 6, 2004, the Company acquired CSI International, Inc. ("CSI"), of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains the sales and operations office in Calgary, Alberta, Canada. CSI-related operations will be evaluated as a separate business unit during the year ended December 31, 2004.

     NeoMedia Internet Switching Software (NISS). NISS (physical world-to-Internet offerings) is the core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports the Company's physical world to Internet core technology, including NeoMedia's linking "switch" and application platforms. NISS also manages the Company's intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

     NeoMedia Consulting and Integration Services (NCIS). NCIS (systems integration service offerings) is the original business line upon which the Company was organized. This unit resells client-server equipment and related software, and general and specialized consulting services. Systems integration services also identifies prospects for custom applications based on NeoMedia's products and services. The operations are based in Lisle, Illinois.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      For the purposes of the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

Financial Instruments

      The carrying amount of the Company's cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses, accrued salaries and benefits, and payable to merchants approximates their estimated fair values due to the short-term maturities of those financial instruments. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Accounts Receivable

      The Company reports accounts receivable at net realizable value. The Company's terms of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Receivables are generally charged off and sent to a collections agency after ninety days past due. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term. At December 31, 2003, the allowance for doubtful accounts was $49,000.

Inventories

      Inventories are stated at the lower of cost or market, and at December 31, 2003 was comprised of purchased computer technology resale products. Cost is determined using the first-in, first-out method. At December 31, 2003, the reserve for obsolescence was $143,000.

Property and Equipment

      Property and equipment are carried at cost less allowance for accumulated depreciation. Repairs and maintenance are charged to expense as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining life of the asset.

The estimated service lives of property and equipment are as follows:

           Furniture and fixtures              7 years
           Computer equipment               3 to 5 years


Capitalized Patents

      Patents (including patents pending and intellectual property) are stated at cost, less accumulated amortization. Patents are generally amortized over periods ranging from five to seventeen years.

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

      In accordance with SFAS No. 86, at the end of each quarterly reporting period, the Company evaluates each of its software products for impairment by adjusting the unamortized capitalized costs of each computer software product to its net realizable value. Net realizable value is equal to the estimated future gross revenues from each product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. It is reasonably possible that the estimates underlying the impairment analysis could change in the near term, and the effect of the change could be material to the consolidated financial statements.

Evaluation of Long-Lived Assets

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. NeoMedia adopted this new statement on January 1, 2002, and concluded that the effect of adopting this statement had no material impact on NeoMedia's financial position, results of operations, or cash flows.

Amounts Due Under Settlement Agreements

      NeoMedia is party to various settlement agreements with certain of its vendors relating to past due accounts payable. The settlement agreements generally call for monthly payment installments against such past due amounts.

Revenue Recognition

      NeoMedia derives revenues from two primary sources: (1) license revenues and (2) resale of software and technology equipment and service fee revenues.

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

Shipping and Handling Costs

         Shipping and handling costs are passed through to the Company's customers, and are netted in cost of goods sold.

Research and Development

         Costs associated with the planning and designing phase of software development, including coding and testing activities, and related overhead, necessary to establish technological feasibility of the Company's internally-developed software products, are classified as research and development and expensed as incurred.

Stock Based Compensation

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123. "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends, SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS NO. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the first quarter of 2003.

      The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                 Years Ended
                                                 December 31,
                                            ---------------------
                                              2003          2002
                                            -------       -------
Net Loss, as reported                       ($5,382)      ($7,421)
Compensation recognized under APB 25            623            --
Compensation recognized under SFAS 123         (962)       (1,277)
                                            -------       -------
  Pro-forma net loss                        ($5,721)      ($8,698)
                                            =======       =======

Net Loss per share:

Basic and diluted - as reported             ($ 0.04)      ($ 0.33)
                                            =======       =======
Basic and diluted - pro-forma               ($ 0.05)      ($ 0.39)
                                            =======       =======

      For grants in 2003 and 2002, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.5%; (iii) expected volatility ranging from 253% to 457% for 2003 and 135% to 211% for 2002, and
(iv) an expected life of the shorter of 3 years or the stated life of the option for options granted in 2003, and 5 years or the stated life of the option for options granted in 2002. The fair-value was determined using the Black-Scholes option-pricing model.

      The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

Income Taxes

      In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2003.

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

                                       December 31, 2003    December 31, 2002
                                       -----------------    -----------------
      Outstanding Stock Options           33,512,507           10,801,219
      Outstanding Warrants                26,195,000            7,433,758

Comprehensive Income

       For the years ended December 31, 2003 and 2002, the Company did not have other comprehensive income and therefore has not included the statement of comprehensive income in the accompanying consolidated financial statements.

Reclassifications

      Certain   reclassifications  have  been  made  to  the  2002  consolidated financial statements to conform to the 2003 presentation.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

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

      On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," (FIN-46R) primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact to the Company's financial position, results of operations or liquidity resulting from the adoption of this interpretation.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). With certain exceptions, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

      In December 2003, the FASB issued Statement of Financial Accounting Standards (FAS) No. 132 (Revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces FAS-132 of the same title which was previously issued in February 1998. The revised FAS-132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under: FAS-87, "Employers' Accounting for Pensions"; FAS-88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and FAS-106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised FAS-132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

3. EQUITY LINE OF CREDIT WITH CORNELL CAPITAL PARTNERS ("CORNELL")

     On February 11, 2003, NeoMedia and Cornell entered into an Equity Line of Credit Agreement under which Cornell agreed to purchase up to $10 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase was $150,000 with a minimum of seven days between purchases. The shares were valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company paid 5% of the gross proceeds of each purchase to Cornell

     During the year ended December 31, 2003, the Company sold 98,933,244 shares of its common stock to Cornell under the Equity Line of Credit. The following table summarizes funding received from Cornell during the year ended December 31, 2003:

                                                                                                                         Year
                                                                                                                         Ended
                                                     First            Second           Third           Fourth          December 31,
                                                    Quarter           Quarter         Quarter          Quarter            2003
                                                  ------------     ------------     ------------     ------------     ------------
Number of shares sold to Cornell                     3,990,342       27,873,902       56,069,000       11,000,000       98,933,244
Gross Proceeds from sale of shares to Cornell     $     84,000     $    633,000     $  7,088,000     $  1,760,000     $  9,565,000
Less: discounts and fees*                              (29,000)        (189,000)      (5,429,000)      (1,125,000)     ($6,772,000)
                                                  ------------     ------------     ------------     ------------     ------------
   Net Proceeds from sale of shares to Cornell    $     55,000     $    444,000     $  1,659,000     $    635,000     $  2,793,000
                                                  ------------     ------------     ------------     ------------     ------------

* - Per Equity line of Credit Agreement, stock is valued at 98% of the lowest closing bid price during the week it is sold

     As of December 31, 2003, the Company had a promissory note payable to Cornell in the amount of $500,000

     On October 27, 2003, the Company and Cornell entered into a $20 million Standby Equity Distribution Agreement. The terms of the agreement are identical to the terms of the previous Equity Line of Credit, except that the maximum "draw" under the new agreement is $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company's common stock over a two-year period. As a consideration fee for Cornell to enter into the agreement, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years. Cornell exercised the warrants in January 2004, resulting in $500,000 cash receipts to the Company. In November 2003, the Company filed a Form SB-2 to register 200 million shares under this $20 million Standby Equity Distribution Agreement. In January 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission.

4.    PROPERTY AND EQUIPMENT

      As of December 31, 2003, property and equipment consisted of the following:

                                                    (dollars
                                                       in
                                                   thousands)
                                                  -------------
                                                      2003

Furniture and fixtures                                    $266
Equipment                                                   41
                                                  -------------
      Total                                                307
Less: accumulated depreciation
    Furniture and fixtures                               (237)
    Equipment                                              (9)
                                                  -------------
      Total property and equipment, net                    $61
                                                  =============

      Depreciation expense was $83,000 and $108,000 for the years ended December 31, 2003 and 2002, respectively.

5.    INTANGIBLE ASSETS

      As of December 31, 2003, intangible assets consisted of the following:

                                                                (dollars
                                                                   in
                                                                thousands)
                                                               ------------
                                                                   2003
                                                               -----------

Capitalized and purchased software costs                             $575
Patents and related costs                                           3,566
                                                               ------------
      Total                                                         4,141
Less: accumulated amortization
    Capitalized and purchased software costs                         (456)
    Patents and related costs                                      (1,152)
                                                               ------------
        Intangible assets, net                                     $2,533
                                                               ============


      Capitalized patent activity for the year ended December 31, 2003 was as follows:

                                                             (dollars in
                                                              thousands)
                                                             ------------
                                                                 2003
                                                             ------------
Beginning balance                                                 $2,244
Additions                                                             22
Acquisition of Secure Source Technologies, Inc. Patents              422
Amortization                                                        (273)
                                                             ------------
  Ending balance                                                  $2,415
                                                             ============

      Amortization expense of capitalized patents was $273,000 and $276,000 for the years ended December 31, 2003 and 2002, respectively. The weighted-average amortization period of capitalized patents as of December 31, 2003 was 15.8 years.

      Capitalized and purchased software activity for the year ended December 31, 2003 was as follows:

                                                                (dollars in
                                                                 thousands)
                                                                ------------
                                                                    2003
                                                                ------------

Beginning balance                                                     $149
Additions                                                                6
Acquisition of Secure Source Technologies, Inc. software                77
Amortization                                                          (114)
                                                                ------------
  Ending balance                                                      $118
                                                                ============

      Amortization expense of capitalized and purchased software costs was $114,000 and $677,000 for the years ended December 31, 2003 and 2002, respectively. The weighted-average amortization period of capitalized and purchased software costs as of December 31, 2003 was 6.1 years.

      During the year ended December 31, 2002, the Company recognized an impairment charge of $1.0 million relating to its PaperClick physical-world-to-internet software solution in its NISS business unit. The impairment charge was the result of a funding shortage during 2002 that forced the Company to terminate the majority of its workforce, including the selling, marketing, and development functions supporting PaperClick. During 2003, the Company reinstituted its PaperClick selling, marketing and development efforts.

      As of December 31, 2003, the Company estimated future amortization expense of capitalized patents and software for the next five years to be:

                                       (In Thousands)
                                       --------------
                     2004                   $353
                     2005                    275
                     2006                    228
                     2007                    211
                     2008                    187


6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND INVENTORY RESERVE

      Allowance for doubtful accounts activity for the year ended December 31, 2003 was as follows:

                                                         (dollars
                                                      in thousands)
                                                    -------------------
                                                           2003
                                                    -------------------

Beginning balance                                              $55

Bad debt expense                                                 -

Write-off of uncollectible accounts                              -

Collection of accounts previously written off                  (18)

Adjustment to general allowance                                 12
                                                    -------------------
  Ending balance                                               $49
                                                    ===================

      Inventory reserve activity for the year ended December 31, 2003 was as follows:

                                                         (dollars
                                                      in thousands)
                                                    -------------------
                                                           2003
                                                    -------------------

Beginning balance                                             $130
Allowance for slow-moving parts inventory                       13
                                                    -------------------
  Ending balance                                              $143
                                                    ===================


7. FINANCING AGREEMENTS

      Resale Financing Arrangement

         As of December 31, 2003, the Company was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows the Company to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. The Company and GE Access are currently operating under an additional arrangement under which GE Access retains 50% of the Company's proceeds from sales financed by GE Access, and applies the portion of proceeds toward past due balances. This arrangement reduces by half the Company's cash flow from resales of equipment and software financed by GE Access, until the balance owed to GE Access is paid in full. During October 2003, the Company and GE entered into an additional agreement under which the Company also makes regular payment against its past due balances. Termination of the Company's financing relationship with GE Access could have a material adverse effect the Company's financial condition. Management expects the agreement to remain in place in the near future. As of December 31, 2003 and 2002, the amount payable under this financing arrangement was approximately $196,000 and $430,000, respectively.

8.  NOTES PAYABLE

      On February 26, 2002, the Company borrowed $10,000 from William E. Fritz under a note payable bearing interest at 8% per annum. The note was repaid in April 2003.

     During March 2002, the Company borrowed $190,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 16 days. The note was repaid during March 2002.

      On April 5, 2002, the Company borrowed $11,000 from William E. Fritz under a note payable bearing interest at 8% per annum. The note was repaid in April 2003.

     During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and matured at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit were registered with the SEC. The notes were convertible, at the option of the holder, into either cash or shares of NeoMedia common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, was recognizable as debt discount, and amortized over the life of the notes payable. During March 2003, two of the affiliated parties, Mr. William Fritz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Charles Fritz's note in full during March 2003, and repaid James J. Keil's note in full during April 2003. The Company paid $30,000 of the principal on William Fritz's note during April 2003, and entered into a new note with Mr. Fritz for the remaining $10,000. The new note bears interest at a rate of 10% per annum and matures in April 2004. The new note also includes a provision under which, as consideration for the loan, Mr. Fritz will receive a 3% royalty on all future revenue generated from the Company's intellectual property.

     On December 2, 2002, the Company issued to Michael Kesselbrenner, a private investor, a Promissory Note in the principal amount of $165,000, bearing interest at a rate of 12% per annum, with a maturity of 150 days. The investor only funded to the Company $84,000 of the principal amount of the note. The Company repaid this note during March 2003, and the shares which had been held in escrow as collateral for the loan were returned. The Company has not incurred further obligation under this note agreement.

     On March 13, 2003, the Company borrowed from Cornell the gross amount of $262,000 before Cornell discounts and fees. As of December 31, 2003, the Company had sold 18,535,039 shares to Cornell under the Equity Line of Credit and the proceeds were used to repay this obligation in full.

     On May 27, 2003, the Company borrowed from Cornell the gross amount of $245,000 before Cornell discounts and fees. As of December 31, 2003, the Company had sold 8,922,467 shares to Cornell under the Equity Line of Credit and the proceeds were used to repay this obligation in full.

     On June 24, 2003, the Company borrowed from Cornell the gross amount of $400,000 before Cornell discounts and fees. As of December 31, 2003, the Company had sold 18,426,808 shares to Cornell under the Equity Line of Credit and the proceeds were used to repay this obligation in full.

     On July 9, 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of the $10,000 note payable to Mr. Fritz entered into during April 2003, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of approximately $74,000. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the note, and is amortizing the discount over the life of the note. The note matures in April 2004.

     On July 21, 2003, the Company borrowed from Cornell the gross amount of $200,000 before Cornell discounts and fees. As of December 31, 2003, the Company had sold 10,806,998 shares to Cornell under the Equity Line of Credit and the proceeds were used to repay this obligation in full.

     On August 1, 2003, the Company borrowed from Cornell the gross amount of $200,000 before Cornell discounts and fees. As of December 31, 2003, the Company had sold 5,915,410 shares to Cornell under the Equity Line of Credit and the proceeds were used to repay this obligation in full.

      On August 29, 2003, the Company borrowed $50,000 from William E. Fritz, one of its outside directors, under an unsecured note payable. The note was paid in full during September 2003.

     On September 2, 2003, the Company borrowed from Cornell the gross amount of $200,000 before Cornell discounts and fees. As of December 31, 2003, the Company had sold 5,919,784 shares to Cornell under the Equity Line of Credit and the proceeds were used to repay this obligation in full.

     On September 11, 2003, the Company received funding in the form of a promissory note from Cornell in the gross amount of $500,000 before Cornell discounts and fees. As of December 31, 2003, the Company had not made any payment against the principal of this note. Accordingly, the company has recorded the advance balance of $500,000 in "Notes Payable" on its condensed consolidated balance sheet as of December 31, 2003. During January 2004, the Company sold 1,408,992 shares to Cornell, reducing the balance to approximately $337,000. The Company has the option to repay any remaining principal in cash.

     On September 29, 2003, the Company borrowed from Cornell the gross amount of $1,500,000 before Cornell discounts and fees. As of December 31, 2003, the Company had sold 26,000,000 shares to Cornell under the Equity Line of Credit and the proceeds were used to repay this obligation in full.

9.    LONG-TERM DEBT

      In October 1994, the Company purchased, via seller financing, certain computer software from International Digital Scientific, Inc. ("IDSI"). The aggregate purchase price was $2,000,000 and was funded by the seller with an uncollateralized note payable, without interest, in an amount equal to the greater of: (i) 5% of the collected gross revenues of NeoMedia Migration for the preceding month; or (ii) the minimum installment payment as defined, until paid in full. The minimum installment payment is the amount necessary to provide an average monthly payment for the most recent twelve month period of $16,000 per month. The present value of $2,000,000 discounted at 9% (the Company's then incremental borrowing rate) for 125 months was approximately $1,295,000, the capitalized cost of the assets acquired. The discount was accreted to interest expense over the term of the note. The software acquired was amortized over its estimated useful life of three years.

      On October 21, 2002, IDSI filed a demand for arbitration relating to past due payments on the note payable. On October 31, 2003, the Company paid off all past due and future obligations under the note to IDSI through the issuance of 8,000,000 shares of NeoMedia common stock. The Company has no future obligation under the note. The Company incurred a loss of $187,000 which is included in the Loss on Extinguishment of Debt.

10.  CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $49,000 in its December 31, 2003 consolidated balance sheet. In addition, a single company supplies the majority of the Company's resold equipment and software, which is re-marketed to this customer. Accordingly, the loss of this customer or supplier would materially adversely affect the Company's operations. During 2004, the Company will attempt to diversify its customer base to offset the decrease in sales to SBC/Ameritech. Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 83% and 87% of NeoMedia's revenue for the years ended December 31, 2003 and 2002, respectively.

11.  ACQUISITIONS

      Secure Source Technologies, Inc. ("SST")

      On October 8, 2003, the Company acquired 100% ownership of SST, a provider of security solutions and covert security technology for the manufacturing and financial services industries, in exchange for 3.5 million shares of the Company's common stock. With the purchase of SST, the Company acquired additional patents that compliment its existing intellectual property portfolio, as well as a security software platform, and computer equipment. Prior to the acquisition, SST was inactive and had minimal operating activities. The acquisition was accounted for under the purchase method. The actual purchase price was based on the fair value of the Company's stock on the dates of the grant. The purchase price was allocated as follows:

                                                            (Dollars in
                                                             Thousands)
                                                          ---------------
Value of 3.5 Million Shares Issued (Purchase Price)                 $500

Assets Purchased:

   Computer Equipment                                                  1
   Software Platform                                                  77
   Patents                                                           422
                                                          ---------------
      Total Purchase Price Allocation                               $500
                                                          ---------------

      The allocation of the purchase price is preliminary and is subject to revision, which is not expected to be material, based on the final valuation of the net assets acquired. Merger related cost was expensed as incurred.

      The proforma financial information is not presented as this acquisition was not considered significant or material to the combined financial statements on the date of the acquisition.

      The values assigned to intangible assets are subject to amortization. The acquired software platform has no residual value and a weighted-average amortization period of 3 years. The acquired patents have no residual value and a weighted-average amortization period of 11.1 years. The results of SST are included in the consolidated financial statements for the period October 8, 2003 through December 31, 2003.

      Loch Energy, Inc.

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

12.  DISPOSAL OF QODE BUSINESS UNIT

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

         During June 2002, the Finx Group notified the Company that it did not intend to carry out the letter of intent due to capital constraints. As a result, during the year ended December 31, 2002, the Company recorded an additional expense of $1.5 million for the write-off of remaining Qode assets. As of December 31, 2003, the Company had approximately $769,000 of liabilities relating to the Qode system remaining on its books.

13.  2000 EXECUTIVE INCENTIVE

         During the year ended December 31, 2003, the Company satisfied a portion of its 2000 accrued executive incentive obligation through the issuance of common stock to current and former employees who had participated in the plan. The Company relieved approximately $592,000 of the liability through the issuance of approximately 5.4 million shares during the year ended December 31, 2003. The excess of the fair value of the common stock issued over the outstanding accrued bonuses was included in the loss on extinguishment of debt.

14.   INCOME TAXES

      For the years ended December 31, 2003 and 2002, the components of income tax expense were as follows:

                                               2003         2002
                                              ------       ------
                                                 (In thousands)
        Current                               $   --       $   --
        Deferred                                  --           --
                                              ------       ------
          Income tax expense/(benefit)        $   --       $   --
                                              ======       ======

      As of December 31, 2003, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                            2003         2002
                                                          --------     --------

Accrued employee benefits                                 $      8     $     26
Provisions for doubtful accounts                                20           22
Capitalized software development costs and fixed assets        740          821
Net operating loss carryforwards (NOL)                      27,014       25,134
Accruals                                                       578          468
Write-off of long-lived assets                               2,070        2,070
State taxes                                                    107           95
Alternative minimum tax credit carryforward                     45           45
                                                          --------     --------
Total deferred tax assets                                   30,582       28,681
Valuation Allowance                                        (30,582)     (28,681)
                                                          --------     --------
   Net deferred income tax asset                          $     --     $     --
                                                          ========     ========

      Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation reserve has been established against them.

      For the years ended December 31, 2003 and 2002, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                        2003        2002
                                      -------     -------

Benefit at federal statutory rate     $(1,830)    $(2,523)
State income taxes, net of federal       (213)       (294)
Permanent and other, net                  142        (609)
Change in valuation allowance           1,901       3,426
                                      -------     -------
   Income tax expense/(benefit)       $    --     $    --
                                      =======     =======

      As of December 31, 2003, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $68 million which may be used to offset future taxable income, or, if unused expire between 2011 and 2020. As a result of certain of NeoMedia's equity activities, NeoMedia anticipates that the annual usage of its pre-1998 net operating loss carryforwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

15.  TRANSACTIONS WITH RELATED PARTIES

     During August 2003, the Company borrowed $50,000 from William E. Fritz, one of its outside directors, under an unsecured note payable with a term of 30 days. The note was repaid in full during September 2003.

     During July 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of a $10,000 note payable to Mr. Fritz that matures in April 2004, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share.

     During April 2003, the Company entered into a consulting agreement with William Fritz, an outside director, for consulting and advisement services relating to the merger with Loch Energy, Inc., and to the subsequent implementation of various management programs surrounding the business. The agreement called for total payments of $250,000 over a period of one year. During August 2003, the Company paid the consulting contract in full. During September 2003, the consulting contract was rescinded and the full $250,000 was returned to us.

       During April 2003, the Company's Board of Directors approved the payment in full of approximately $154,000 of liabilities owed by NeoMedia to Charles W. Fritz, the Company's Founder and Chairman of the Board of Directors, through the issuance of 15,445,967 shares of common stock. The Company recognized a discount expense in general and administrative expenses of approximately $15,000 relating to this transaction with Mr. Fritz.

     During April 2003, the Company sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share to William Fritz. In connection with the sale, the Company also granted 25,000,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.01 per share. The warrants had a fair value of $298,000 and have been recorded as a cost of issuance. The Company recognized a discount expense in general and administrative expenses of approximately $50,000 relating to this transaction with Mr. Fritz. On August 6, 2003, Mr. Fritz exercised his warrants and purchased 25,000,000 additional shares of common stock at a price of $0.01 per share.

     During November 2002, the Company issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes had an interest rate of 15% per annum, and matured at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit were registered with the SEC. The notes were convertible, at the option of the holder, into either cash or shares of the Company's common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. The Company also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, was recognizable as debt discount, and amortized over the life of the notes payable. During March 2003, two of the affiliated parties, Mr. William Fritz and Mr. Keil, agreed to extend the maturity date due to NeoMedia's capital constraints. The Company repaid Charles Fritz's note in full during March 2003, and repaid James J. Keil's note in full during April 2003. The Company paid $30,000 of the principal on William Fritz's note during April 2003, and entered into a new note with Mr. Fritz for the remaining $10,000. The new note bears interest at a rate of 10% per annum and matures in April 2004. The new note also includes a provision under which, as consideration for the loan, Mr. Fritz will receive a 3% royalty on all future revenue generated from the Company's intellectual property.

     During April 2002, the Company borrowed $11,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 60 days. The note was repaid in April 2003.

     During March 2002, the Company borrowed $190,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 16 days. The note was repaid during March 2002.

     During February 2002, the Company borrowed $10,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 30 days. The note was repaid in April 2003.

     During October 2001, the Company borrowed $4,000 from Charles W. Fritz, NeoMedia's Chairman, its former Chief Executive Officer and a director, under a note payable bearing interest at 10% per annum with a term of six months. The note was repaid in April 2003.

     The Company believes that all of the above transactions were conducted at "arm's length", representing what NeoMedia believes to be fair market value for those services.

16.   COMMITMENTS AND CONTINGENCIES

      NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 2003 and 2002, NeoMedia's rent expense was $265,000 and $853,000, respectively.

      NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities. NeoMedia is also party to various consulting agreements that carry payment obligations into future years.

      The following is a schedule of the future minimum payments under non-cancelable operating leases in effect as of December 31, 2003:

                                        Payments
                                     (In Thousands)
                        2004           $      30
                  Thereafter                  --
                                       ----------
                  Total                $      30
                                       ==========

      As of December 31, 2003, none of the Company's employees were under contract. Additionally, as of December 31, 2003, the Company was not a party to any long-term consulting agreements that are to be paid in cash.

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

      AirClic, Inc. Litigation

     On September 6, 2001, AirClic, Inc. filed suit against the Company in the Court of Common Pleas, Montgomery County, Pennsylvania, seeking, among other things, the accelerated repayment of a $500,000 loan it advanced to the Company pursuant to the terms of a Secured Promissory Note made on July 11, 2003 and a non-binding Letter of Intent dated July 3, 2001 between AirClic and the Company. The note was secured by substantially all of the Company's intellectual property, including the core physical world-to-Internet technologies. In the suit, the Company acknowledged its obligations under the note but filed a counterclaim against AirClic seeking damages for fraud, negligent misrepresentation and promissory estoppel.

     On October 3, 2003, the Company paid AirClic the principal plus interest in the approximate amount of $610,000. On December 5, 2003, the Company paid an additional $115,000 in legal fees and entered into a settlement agreement with AirClic under which the suit was dismissed. The Company has no further obligation relating to this matter.

       On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Scanbuy, Inc., and LScan Technologies, Inc. The suit claims that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information. The Complaint states that AirClic, Scanbuy and LScan have had actual and constructive notice of the existence of the patents-in-suite, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents in suit. NeoMedia's Complaint seeks compensatory damages for infringement by AirClic, Scanbuy and LScan, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin AirClic, Scanbuy and LScan from their infringing activities.

      Other Litigation

      On August 20, 2001, Ripfire, Inc. filed suit against the Company in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between the Company and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, the Company settled this suit for $133,000 of NeoMedia common stock, to be valued at the time of registration of the shares. The Company's stock was trading at approximately $0.05 at that time. The Company included for registration 2.7 million shares in the name of Ripfire in its form S-1 that was declared effective by the SEC on February 14, 2003. The Company's stock was trading at approximately $0.02 on February 14, 2003. The actual number of shares to be issued to Ripfire per the pricing outlined in the agreement was approximately 9.8 million. On March 31, 2003, the Company issued the 2.7 million shares of common stock that had been registered in the S-1 to Ripfire. The
Company is attempting to negotiate settlement of the remaining balance. The Company had a remaining accrued liability of $106,000 relating to this matter as of December 31, 2003.

      On November 30, 2001, Orsus Solutions USA, Inc., filed a summons seeking payment in full of approximately $525,000 relating to a software and services contract associated with implementation of the Qode Universal Commerce Solution. In October 2003, the Company settled this matter for $10,000 cash payments over time, plus 3,000,000 shares of common stock. The Company had accrued a liability of $7,000 as of December 31, 2003.

      On July 27, 2002, the Company's former General Counsel filed suit in U.S. District Court, Ft. Myers division, seeking payment of the 2000 executive incentive, severance and unpaid vacation days in the amount of approximately $154,000. In June 2001, the Company's compensation committee approved an adjustment to the 2000 executive incentive plan that reduced the executive incentive payout as a result of the write-off of the Digital:Convergence intellectual property license contract in the second quarter of 2001. As a result, the Company reduced the accrual for such payout by an aggregate of approximately $1.1 million in the second quarter of 2002. The plaintiff was seeking payment of the entire original incentive payout. On November 12, 2002, NeoMedia settled the lawsuit. The settlement calls for cash payments totaling approximately $90,000 over a period of ten months, plus 250,000 vested options to purchase shares of NeoMedia common stock at an exercise price of $0.01 with a term of five years. The Company had a liability of approximately $3,000 relating to this matter as of December 31, 2003.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills, plus interest and attorney fees. During July 2003, the Company settled the suit for cash payments over a period of approximately one year. The Company had an accrued liability of approximately $82,000 relating to this matter as of December 31, 2003.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against the Company seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, the Company settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. If the balance is paid within one year of the settlement, the Company will not pay interest charges. The Company had a remaining liability of approximately $116,000 relating to this matter as of December 31, 2003.

      On November 11, 2002, Avnet/Hallmark Computer Marketing Group filed a complaint against the Company seeking payment of approximately $66,000 in past due amounts relating to hardware and software re-sold by the Company. During December 2002, the Company made payment of approximately $30,000 to Avnet/Hallmark, reducing the balance owed to approximately $37,000. On April 1, 2003, the plaintiff received a judgment from the circuit court for the remaining balance. The Company has agreed to a payment plan for the balance over a period of approximately nine months. The Company had a liability of approximately $17,000 relating to this matter as of December 31, 2003.

      On February 6, 2003, Allen Norton & Blue, P.A., filed a complaint against the Company seeking payment of approximately $25,000 in past due legal services. The Company has agreed to a payment plan relating to this matter under which the balance will be paid over approximately 12 months. The Company had a liability of approximately $13,000 relating to this matter as of December 31, 2003.

      On April 18, 2003, a former participant in the Company's 2001 self-insured health plan sued the Company to recover approximately $46,000 in unpaid health claims from 2001. On December 1, 2003, the Company settled this suit for cash payments over a period of approximately one year. The Company had accrued approximately $36,000 as of December 31, 2003.

         On January 26, 2004, Day West & Associates, Inc., filed a complaint against the Company seeking payment of approximately $6,000 in past due legal services. The Company is attempting to negotiate settlement of the suit. The Company had not accrued any liability relating to his matter as of December 31, 2003.

17.   DEFINED CONTRIBUTION SAVINGS PLAN

      NeoMedia maintains a defined contribution 401(k) savings plan. Participants may make elective contributions up to established limits. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The plan provides for matching and discretionary contributions by NeoMedia, although no such contributions to the plan have been made to date.

18.   STOCK OPTIONS AND WARRANTS

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

     Effective September 24, 2003, NeoMedia adopted its 2003 Stock Option Plan. The 2003 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 150,000,000 shares of common stock. On October 17, 2003, NeoMedia filed a Form S-8 to register all 150,000,000 shares underlying the options in the 2003 Stock Option Plan.

      The following table summarizes the status of NeoMedia's 2003, 2002, 1998 and 1996 stock option plans as of and for the years ended December 31, 2003 and 2002:

                                               2003                      2002
                                      ------------------------  ------------------------
                                                   Weighted                  Weighted
                                                    Average                   Average
                                                   Exercise                  Exercise
                                         Shares      Price         Shares      Price
                                      ------------------------  ------------------------
                                           (In        (In
                                       thousands)  thousands)
Outstanding at beginning of year        10,801         $1.11       4,214        $2.96
Granted                                 39,018         $0.01      12,306        $0.06
Exercised                              (15,605)        $0.01      (5,252)       $0.07
Forfeited                                 (702)        $1.26        (467)       $2.75
                                      ------------------------  ------------------------
  Outstanding at end of year            33,512         $0.23*     10,801        $1.11
                                      ========================  ========================

Options exercisable at year-end         33,512                    10,272

Weighted-average fair value of options
  granted during the year                $0.10                     $0.10

Available for grant at the end
  of the year                          114,025                     2,319


      * - Includes 3,644,382 options that have a restated exercise price of $0.01 under option repricing program that extends through June 30, 2004. For purposes of this table,options subject to repricing are show at their original exercise price.

      The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2003:

                          Options Outstanding                                   Options Exercisable
------------------------------------------------------------------------    ----------------------------
                                           Weighted-       Weighted-                         Weighted-
                                             Average         Average                          Average
                                            Remaining       Exercise                         Exercise
      Range of              Number        Contractual                            Number
   Exercise Prices       Outstanding         Life            Price            Exercisable      Price
   ---------------       -----------         ----            -----            -----------      -----
                        (In thousands)                                       (In thousands)
    $-- to $0.10             31,068        9.7  years        $0.01                31,068       $0.01

    0.11 to 0.84                742        6.2  years        $0.24                   742       $0.24

    0.85 to 3.63                955        5.6  years        $2.99                   955       $2.99

    3.64 to 5.13                437        6.1  years        $4.83                   437       $4.83

    5.14 to 7.31                310        4.3  years        $7.29                   310       $7.29
------------------------------------------------------------------------    ----------------------------
   $ -- to $7.31             33,512        9.4  years        $0.23                33,512       $0.23
========================================================================    ============================


      In March 2002, the Company issued 2,946,310 options to buy shares of its common stock to two outside consultants at a price of $0.17 per share for consulting services rendered over a six-month period, and recognized approximately $407,000 in expense in the 2002 consolidated financial statements. The options vested 100% upon grant. The options were all exercised during 2002 and 2003.

      In June 2002, the Company issued 3,000,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.01 per share for consulting services rendered over a one-year period, and recognized approximately $125,000 in general and administrative expense in the 2002 consolidated financial statements. The options vested 100% upon grant. All 3,000,000 options were exercised during 2002, resulting in proceeds to the Company of $30,000.

      In December 2002, the Company issued 2,000,000 options to buy shares of the Company's common stock to two outside consultant at a price of $0.01 per share for consulting services rendered over a twelve-month period. The Company recognized approximately $57,000 and $5,000 in general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002, respectively. The options vested 100% upon grant. All 2,000,000 options were exercised during 2003.

      In June 2003, the Company issued 375,000 options to buy shares of the Company's common stock to two outside consultants at a price of $0.01 per share for consulting services rendered. The Company recognized approximately $13,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

      In October 2003, the Company issued 125,000 options to buy shares of the Company's common stock to two outside consultants at a price of $0.01 per share for consulting services rendered. The Company recognized approximately $13,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

      In October 2003, the Company issued 1,000,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.01 per share for consulting to be provided over a period of one year. The options were valued at approximately $102,000, of which the Company recognized approximately $20,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

      In October 2003, the Company issued 500,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.01 per share for consulting to be provided over a period of one year. The options were valued at approximately $51,000, of which the Company recognized approximately $10,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

      In November 2003, the Company issued 50,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.06 per share for consulting services rendered. The Company recognized approximately $7,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

      In November 2003, the Company issued 150,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.16 per share for consulting services rendered. The Company recognized approximately $3,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

      In December 2003, the Company issued 50,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.052 per share for consulting services rendered. The Company recognized approximately $7,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

      In December 2003, the Company issued 43,125 options to buy shares of the Company's common stock to an outside consultant at a price of $0.01 per share for consulting services rendered. The Company recognized approximately $6,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

      Warrants

      Warrant activity as of December 31, 2003 and 2002 was as follows:

Warrants Outstanding as of December 31, 2001

Warrants Outstanding as of December 31, 2001                3,239,897
  Warrants issued                                           5,000,000
  Warrants exercised                                         (369,450)
  Warrants expired                                           (436,689)
                                                          -----------

Warrants Outstanding as of December 31, 2002                7,433,758
  Warrants issued                                          48,060,000
  Warrants exercised                                      (28,904,900)
  Warrants expired                                           (393,858)
                                                          -----------

Warrants Outstanding as of December 31, 2003               26,195,000
                                                          ===========

      The following table summarizes information about warrants outstanding at December 31, 2003, all of which are exercisable:

                                         Weighted-         Weighted-
                                          Average            Average
                                         Remaining          Exercise
    Range of          Warrants          Contractual
 Exercise Prices     Outstanding           Life              Price
------------------  --------------   ------------------   -------------
                    (In thousands)

  $--- to $0.05            24,560       4.6   years          $0.03
  0.06 to 3.56                225       4.6   years          $3.47
  3.57 to 6.54              1,410       1.8   years          $6.00
------------------  --------------   ------------------   -------------
  $--- to $6.54            26,195       4.5   years          $0.38
==================  ==============   ==================   =============

      In June 2002, the Company issued 2,000,000 warrants to an outside consultant at an exercise price of $0.00. During 2002, the Company recognized an expense of approximately $100,000 related to this transaction, which is included in general and administrative expense in the accompanying consolidated statements of operations. The Company used the Black-Scholes option-pricing model to value the shares, with the following assumptions: (i) no expected dividends (ii) a risk-free interest rate of 4.5% (iii) expected volatility of 135% and (iv) an expected life of 1 year. All 2,000,000 warrants were exercised during the year ended December 31, 2003.

      In June 2002, the Company issued 1,500,000 warrants to buy shares of the Company's common stock at a price of $0.05 per share to Charles W. Fritz, the Company's Chairman of the Board and former CEO, as replacement for warrants exercised in the Company's warrant repricing program for which Mr. Fritz received no profit. The Company recognized approximately $66,000 in expense in the 2002 consolidated financial statements relating to the warrant issuance. All 1,500,000 warrants were outstanding as of December 31, 2003.

      In June 2002, the Company issued 1,500,000 warrants to buy shares of the Company's common stock at a price of $0.05 per share to an outside consultant, as replacement for warrants exercised in the Company's warrant repricing program for which the outside consultant received no profit. The Company recognized approximately $66,000 in expense in the 2002 consolidated financial statements relating to the warrant issuance. All 1,500,000 warrants were outstanding as of December 31, 2003.

      During January 2003, the Company granted 40,000, 10,000, and 10,000 warrants with an exercise price of $0.03 per share to William E Fritz, Charles
W. Fritz, and James J. Keil, respectively, in connection with funding provided to the Company by these individuals during November 2002.

      During February 2003, the Company granted 500,000 warrants to GE Access, its primary equipment supplier, as payment of interest relating to a commercial credit agreement between GE Access and NeoMedia. The Company recognized approximately $7,000 in interest expense in the 2003 consolidated financial statements relating to the warrant issuance. The warrants were not exercised as of December 31, 2003.

      During April 2003, the Company granted 25,000,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.01 per share to William E. Fritz, an outside director, in connection with financing provided to the Company by Mr. Fritz. The warrants were not exercised as of December 31, 2003.

      During July 2003, the Company granted 2,500,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.01 per share to William E. Fritz, an outside director, in connection with financing provided to the Company by Mr. Fritz. The warrants were not exercised as of December 31, 2003.

      During September 2003, the Company granted 10,000,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.01 per share to an outside consultant for consulting, advisory, and financing services performed during the third and fourth quarters of 2003. The Company recognized approximately $93,000 in expense in the 2003 consolidated financial statements relating to the warrant issuance. The warrants were not exercised as of December 31, 2003.

      During October 2003, the Company granted to Cornell 10,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.05 per share, in connection with the $20 million Standby Equity Distribution Agreement entered into between the Company and Cornell. The warrants were not exercised as of December 31, 2003. Cornell exercised the warrants during January 2004.

      Option and Warrant Repricing Programs

      In June 2002, the Company repriced 3 million of its common stock warrants from $0.12 to $0.05 per share. All of the warrants were exercised immediately. The Company recognized an expense of $132,000 related to this repricing during the year ended December 31, 2002.

      In April 2002, in order to encourage the exercise of options, NeoMedia's Board of Directors adopted an option repricing program. Under the program, those persons holding options granted under the 1996, 1998 and 2002 Stock Option Plans, to the extent their options were exercisable during the period ending October 9, 2002, were allowed to exercise the option at a price which is the greater of $0.12 per share or 50% of the last sale price of a share of NeoMedia common stock on the OTC Bulletin Board on the trading date immediately preceding the date of exercise. No options were exercised under the program and no expense was recognized relating to the program.

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

      During April 2003, the Company repriced approximately 1.9 million warrants held by Thornhill Capital LLC, an outside consultant to the Company. Of the 1.9 million warrants, 1.5 million had an exercise price of $0.05 per share, and approximately 0.4 million had an exercise price of $2.09 per share. All 1.9 million warrants were repriced to $0.00 per share. The Company recognized an expense of approximately $27,000 related to this transaction during the second quarter of 2003. These warrants were exercised immediately after the repricing.

      During May 2003, the Company re-priced approximately 8.0 million stock options under a 6-month repricing program. Under the terms of the program, the exercise price for outstanding options under the Company's 2002, 1998, and 1996 Stock Option Plans was restated to $0.01 per share for a period of 6 months. In accordance with FASB Interpretation, FIN 44, Accounting for Certain Transactions Involving Stock Transactions, the award has been accounted for as variable from May 19, 2003 through the period ended December 31, 2003. Accordingly, the Company recognized approximately $746,000 as compensation in general and administrative expense during the year ended December 31, 2003. Approximately
4.4 million options were exercised under the repricing program during the year ended December 31, 2003. During December 2003, the deadline for the option repricing was extended to June 30, 2004 by the Stock Option Committee of NeoMedia's Board of Directors.

19.   SEGMENT INFORMATION

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

      Operational results for the two segments for the years ended December 31, 2003 and 2002 are presented below (in thousands):

                                                           (in thousands)
                                                      --------------------------
                                                             Years Ended
                                                            December 31,
                                                      --------------------------
                                                          2003         2002
                                                      ------------- ------------

Net Sales:

      NeoMedia Consulting & Integration Services            $2,354       $9,370
      NeoMedia Internet Switching Service                       46           29
                                                      ------------- ------------
                                                            $2,400       $9,399
                                                      ------------- ------------

Net Loss:

      NeoMedia Consulting & Integration Services          ($4,331)     ($1,275)
      NeoMedia Internet Switching Service                  (1,051)      (6,146)
                                                      ------------- ------------
                                                          ($5,382)     ($7,421)
                                                      ------------- ------------

Identifiable Assets

      NeoMedia Consulting & Integration Services              $426
      NeoMedia Internet Switching Service                    2,537
      Corporate                                                913
                                                      -------------
                                                            $3,876
                                                      -------------

20.   COMMON STOCK

      Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the common stock do not have cumulative voting rights, which means that the holders of more than one half of NeoMedia's outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of NeoMedia's directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the Board of Directors out of funds legally available for that purpose and, upon NeoMedia's liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and nonassessable.

      On June 6, 2002, the Company's shareholders voted to increase the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 50,000,000 to 200,000,000 and the number of share of preferred stock, par value $0.01 per share, that the Company is authorized to issue from 10,000,000 to 25,000,000.

     On September 24, 2003, the Company's shareholders voted to (i) increase the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 200,000,000 to 1,000,000,000; and (ii) implement the 2003 Stock Option Plan, under which NeoMedia is authorized to grant to employeees, directors, and consultants up to 150,000,000 options to purchase shares of its common stock. On October, 30, 2003, the Company's Board of Directors approved the 2003 Stock Incentive Plan, under which the Company can issue up to 30 million shares of stock to employees, non-employee directors, consultants for incentive purposes.

     On February 11, 2003, NeoMedia and Cornell entered into an Equity Line of Credit Agreement under which Cornell agreed to purchase up to $10 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase was $150,000 with a minimum of seven days between purchases. The shares were valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company paid 5% of the gross proceeds of each purchase to Cornell

     On October 27, 2003, the Company and Cornell entered into a $20 million Standby Equity Distribution Agreement. The terms of the agreement are identical to the terms of the previous Equity Line of Credit, except that the maximum "draw" under the new agreement is $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company's common stock over a two-year period. As a consideration fee for Cornell to enter into the agreement, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years. Cornell exercised the warrants in January 2004, resulting in $500,000 cash receipts to the Company.

21.   PREFERRED STOCK

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

22.   SUBSEQUENT EVENTS

       On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore ("Virgin"). The Complaint for Patent Infringement and Damages was filed in the United States District Court for the Northern District of Illinois, Eastern Division, by Baniak Pine & Gannon, the Company's intellectual property law firm. The Complaint claims that Virgin has infringed four of NeoMedia's patents - U.S. Patents Nos. 5,933,829, 5,978,773, 6,108,656, and 6,199,048. The
Complaint alleges that the Virgin Megaplay Stations located in Virgin's Megastores infringe NeoMedia's patents by using Virgin's Megascan technology to allow customers to scan UPC codes from in-store CDs and DVDs to access Internet-based product information, such as music and movie previews, and album and video art. The Complaint also alleges that Virgin had notice of NeoMedia's patents since the latter part of 2002 or before, yet it continued with its infringing activities. NeoMedia's Complaint seeks compensatory damages for Virgin's infringement, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin Virgin from its infringing activities.

     On January 20, 2004, the Company borrowed from Cornell the gross amount of $4,000,000 before Cornell discounts and fees. Cornell has also committed to fund an additional $1,000,000 in the form of a promissory note. As consideration for the advance, the Company granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share. The additional $1,000,000 promissory note will be funded within 15 days of the filing of a registration statement by the Company to register the warrants. Upon registration of the warrants, if the average closing bid price of NeoMedia's common stock for any five day period exceeds $0.10, the Company has the option to force Cornell to exercise the warrants, resulting in additional funds to the Company of $2,000,000. Of the $4,000,000 funding, $2,500,000 was used to fund the acquisition of CSI International, Inc. during February 2004. As of February 2, 2004, the Company had sold to Cornell 2,868,313 shares under the Standby Equity Distribution Agreement, reducing the balance payable to $3,680,000. All assets of the Company are pledged as collateral for the note, which matures on June 18, 2004. The note has a 60-day cure period after maturity during which the Company can cure any defaults without penalty. The note accrues interest at a rate of 24% upon default only. The Company has the option to repay any remaining principal in cash.

       On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Scanbuy, Inc., and LScan Technologies, Inc. The suit claims that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information. The Complaint states that AirClic, Scanbuy and LScan have had actual and constructive notice of the existence of the patents-in-suite, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents in suit. NeoMedia's Complaint seeks compensatory damages for infringement by AirClic, Scanbuy and LScan, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin AirClic, Scanbuy and LScan from their infringing activities.

     On February 6, 2004, NeoMedia acquired CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia paid 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains the sales and operations office in Calgary, Alberta, Canada.

     On December 9, 2003, NeoMedia signed a non-binding letter of intent to acquire Triton Global Business Services Inc. and its parent company, BSD Software Inc. (Pink Sheets: BSDS), both of Calgary, Alberta, Canada. Triton, formed in 1998 and acquired by BSD in 2002, is an Internet Protocol-enabled provider of live and automated operator calling services, e-business support, billing and clearinghouse functions and information management services to telecommunications, Internet and e-business service providers. The LOI outlined terms, including an exchange of one share of NeoMedia common stock for each share of BSD Software, not to exceed 40 million shares. The transaction is contingent upon, among other things, satisfactory due diligence investigation by both companies, approval by NeoMedia's Board of Directors, approval by BSD Software's Board of Directors and shareholders, and any required regulatory approvals. As of February 27, 2004, the Company has not yet entered into any definitive purchase agreement with BSD.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         As of January 30, 2004, NeoMedia's directors and executive officers were:

Name                Age   Position
----                ---   --------

Charles W. Fritz     47   Chairman of the Board of Directors
                          President, Chief Operating Officer, Acting Chief
Charles T. Jensen    60     Executive Officer and Director
David A. Dodge       28   Vice-President, Chief Financial Officer and Controller
William E. Fritz     73   Secretary and Director
James J. Keil        76   Director
A. Hayes Barclay     73   Director


      The following is certain summary information with respect to the directors and executive officers of NeoMedia:

     Charles W. Fritz is a founder of NeoMedia and has served as an officer and as a Director of NeoMedia since NeoMedia's inception. On August 6, 1996, Mr. Fritz was appointed Chief Executive Officer and Chairman of the Board of Directors. On April 2, 2001, Mr. Fritz was appointed as President where he served until June 2002. Mr. Fritz is currently a member of the Compensation Committee. Prior to founding NeoMedia, Mr. Fritz was an account executive with IBM Corporation from January 1986 to January 1988, and Director of Marketing and Strategic Alliances for the information consulting group from February 1988 to January 1989. Mr. Fritz holds an M.B.A. from Rollins College and a B.A. in finance from the University of Florida. Mr. Fritz is the son of William E. Fritz, a Director of NeoMedia.

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


                                     III-1

       David A. Dodge joined NeoMedia in 1999 as the Financial Reporting Manager. Since then, Mr. Dodge has acted as NeoMedia's Director of Financial Planning and Controller, and currently holds the title of Vice President, Chief Financial Officer and Controller. Prior to joining NeoMedia in 1999, Mr. Dodge was an auditor with Ernst & Young LLP for 2 years. Mr. Dodge holds a B.A. in economics from Yale University and an M.S. in accounting from the University of Hartford, and is also a Certified Public Accountant.

       William E. Fritz is a founder of NeoMedia and has served as Secretary and Director of NeoMedia since NeoMedia's inception. Mr. Fritz also served as Treasurer of NeoMedia from its inception until May 1, 1996. Since February 1981, Mr. Fritz has been an officer and either the sole stockholder or a majority stockholder of G.T. Enterprises, Inc. (formerly Gen-Tech, Inc.), D.M., Inc. (formerly Dev-Mark, Inc.) and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's former Chief Executive Officer and Chairman of the Board of Directors.

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

Meetings Of The Board Of Directors

       During the fiscal year ended December 31, 2003, the Company's Board of Directors held 5 meetings. All members of the Board of Directors attended at least 75% of such meetings.



                                     III-2

Committees Of The Board Of Directors

     NeoMedia's  Board  of  Directors  has  an  Audit  Committee,   Compensation
Committee and a Stock Option Committee. The Board of Directors does not have a standing Nominating Committee.

     Audit  Committee.   The  Audit  Committee  is  responsible  for  nominating
NeoMedia's independent accountants for approval by the Board of Directors, reviewing the scope, results and costs of the audit with NeoMedia's independent accountants, and reviewing the consolidated financial statements, audit practices and internal controls of NeoMedia. During 2003, members of the Audit Committee were non-employee directors James J. Keil and A. Hayes Barclay. During 2003, the Audit Committee held 2 meetings. Due to financial constraints, the Company does not have an audit committee financial expert serving on its audit committee.

     Compensation Committee. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of NeoMedia to the Board of Directors and for administering NeoMedia's Incentive Plan for Management. Charles W. Fritz, Charles T. Jensen, and James J. Keil were members of NeoMedia's Compensation Committee during 2003. This Committee held one meeting throughout 2003.

     Stock Option Committee. The Stock Option Committee, which is comprised of non-employee directors, is responsible for administering NeoMedia's Stock Option Plans. A. Hayes Barclay and James J. Keil are the current members of NeoMedia's Stock Option Committee. During 2003, this Committee held one meeting.

Director Compensation

     During October 2003, each outside director was granted 1,000,000 options at an exercise price of $0.01 per share from the 2003 Stock Option Plan. The last grant to outside directors was at NeoMedia's previous annual meeting held on June 6, 2002, at which each outside director received 100,000 options with an exercise price of $0.05 per share. NeoMedia does not have a written compensation policy for its outside directors at this time.

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

         Based solely on a review of the copies of such forms furnished to NeoMedia, NeoMedia believes that during 2003 all Section 16(a) filing requirements applicable to NeoMedia's officers, directors and ten percent beneficial owners were complied with.



                                     III-3

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 2003, 2002 and 2001:

                           Summary Compensation Table

                                        Annual Compensation                                       Long-term Compensation
                              --------------------------------------------------   -------------------------------------------------

                                                                          Other                 Securities
                                                                         Annual    Restricted   Underlying
                                                                        Compens-      Stock      Options/      LTIP     All other
       Name and                            Salary           Bonus        ation       Award(s)     SARs(1)     Payouts  Compensation
  Principal Position          Year           ($)             ($)          ($)          ($)          (#)         ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
Charles W. Fritz              2003        $145,255       $110,322(2)   $60,568 (3)      -       10,000,000        -         --
    Chairman of the Board     2002         144,583              -        4,470 (4)      -        1,800,000        -
                              2001         221,758              -       21,532 (4)      -          400,000        -         --

Charles T. Jensen             2003         162,318         91,618(2)     1,072 (4)      -       10,000,000        -
    Chief Operating Officer,  2002         163,542              -        5,079 (4)      -          800,000        -
    President, Acting Chief   2001         144,239              -       17,794 (4)      -          240,000        -         --
    Executive Officer


---------------
(1) Represents options granted under NeoMedia's 2003, 2002 and 1998 Stock Option Plans and warrants granted at the discretion of the Stock Option Committee of NeoMedia's Board of Directors.

(2) During 2003, the Company paid past due Year 2000 Executive Incentive liability through the issuance of shares of its common stock. The amounts reported in this table represent the market value of the shares on the date of issuance.

(3) During 2003, the Company paid Charles W. Fritz unpaid salary from 2002 through the issuance of shares of its common stock. The amounts reported in this table represent the market value of the shares on the date of issuance.

(4) Includes automobile expenses attributable to personal use and the corresponding income tax effects, and life insurance premiums where policy benefits are payable to beneficiary of the Named Executive Officer.

Employment Agreements

      On June 26, 2002, Charles T. Jensen was elected president and Chief Operating Officer, and also named acting CEO. The Company also promoted David Dodge, its Controller, to Vice President and Chief Financial Officer. No employment agreements are currently in place for any employees of the Company.



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

         The Company did not have an incentive plan for management in place for the year ended December 31, 2003.

         During 2003, the Company settled approximately $300,000 in past due incentive awards relating to its executive incentive plan for fiscal 2000, through the issuance of common stock. The Company has a remaining liability of approximately $80,000 as of December 31, 2003 relating to this executive incentive. During January 2004, the Company paid an additional $74,000 toward the balance through the issuance of common stock.

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

         Effective March 27, 1998, NeoMedia adopted its 1998 Stock Option Plan ("1998 Stock Option Plan"). The 1998 Stock Option Plan provides for the granting of non-qualified stock options and provides for the issuance of a maximum of 8,000,000 shares of common stock. All 8,000,000 options were granted under NeoMedia's 1998 Stock Option Plan.



                                     III-5

       Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan. The 2002 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock. All 10,000,000 options were granted under NeoMedia's 2002 Stock Option Plan

       Effective September 24, 2003, NeoMedia adopted its 2003 Stock Option Plan. The 2003 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 150,000,000 shares of common stock. On October 17, 2003, NeoMedia filed a Form S-8 to register all 150,000,000 shares underlying the options in the 2003 Stock Option Plan.

Stock Incentive Plan

       Effective October 31, 2003, NeoMedia adopted the 2003 Stock Incentive Plan. Under the terms of the Plan, NeoMedia has set aside up to 30,000,000 shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. On November 3, 2003, NeoMedia filed a Form S-8 to register all 30,000,000 shares underlying the options in the 2003 Stock Incentive Plan. As of December 31, 2003, the Company had issued approximately 5.8 million shares under the 2003 Stock Incentive Plan.

401(k) Plan

       NeoMedia maintains a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). All employees of NeoMedia who are 21 years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective contributions of up to 20% of such participant's pre-tax salary (up to a statutorily prescribed annual limit, which is $12,000 for 2003) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be required to be lower. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions are fully vested at all times. The 401(k) Plan also provides for matching and discretionary contributions by NeoMedia. To date, NeoMedia has not made any such contributions.

Options Granted in the Last Fiscal Year

       The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 2003:

                                             Percent of
                             Number of          Total                                                Potential Realizable Value
                             Securites        Options/                                                at Assumed Annual Rates
                             Underlying         SARs                                                of Stock Price Appreciation
                              Options        Granted to       Exercise or                                 for option Term
                              Granted       Employees in      Base Price         Expiration       -------------------------------
Name                            (#)          Fiscal Year       ($/share)            Date              5%($)           10%($)
-------------------       --------------    --------------   ---------------   ------------------ -------------------------------
Charles W. Fritz             10,000,000          16.6%             $0.01       October 20, 2013      $641,473       $1,625,617

Charles T. Jensen            10,000,000          16.6%             $0.01       October 20, 2013       641,473        1,625,617


                                     III-6

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values

      The following table sets forth options exercised by NeoMedia Named Executive Officers during the year ended December 31, 2003, and the number and value of all unexercised options at fiscal year end.

                                                  Number of Unexercised
                      Shares                      Securities Underlying           Value of Unexercised In-
                     Acquired       Value            Options/SARs at              the-Money Options/SARs at
                    on Exercise    Realized         December 31, 2003               December 31, 2003 (1)
                                              -------------------------------  --------------------------------
Name                    (#)          ($)       Exercisable    Unexercisable      Exercisable    Unexercisable
------------------ -------------- ----------- -------------------------------  --------------------------------
Charles W. Fritz        --          $    -        13,059,000          -            $1,658,493         -

Charles T. Jensen       --          $    -        11,505,386          -            $1,461,184         -




(1) Based on the closing price of $0.137 of NeoMedia's common stock as quoted on OTC Bulletin Board on December 31, 2003 and the exercise price of the option/SAR. During May 2003, the Option Committee of the Company's Board of Directors repriced all outstanding stock options to an exercise price of $0.01 per share for a period of six months. The Option Committee subsequently extended the option repricing through June 30, 2004. As a result, as of December 31, 2003, Mr. Fritz and Mr. Jensen held 3,059,000 and 1,527,386, respectively, with restated exercises prices, for which the exercise prices will revert to the original amounts if not exercised by June 30, 2004. All of the restated options were out-of-the-money at their original exercise prices.


                                     III-7

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of January 30, 2004, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors and nominees,
(iii) by each executive officer of NeoMedia named in the Summary Compensation Table, and (iv) by all executive officers and directors of NeoMedia as a group.

                                                        Amount and Nature of          Percent of
                                                      Beneficial Ownership (1)        Class (1)
                                                   ------------------------------    -------------
Charles W. Fritz (2)(3)                                              30,316,467         11.1%
William Fritz(2)(4)                                                  56,674,776         21.5%
Charles T. Jensen(2)(5)                                              11,506,886          4.2%
David A. Dodge(2)(6)                                                  2,300,000           *
A. Hayes Barclay(2)(7)                                                1,139,000           *
James J. Keil(2)(8)                                                   1,412,000           *
                                                    ----------------------------     -------------

Officers and Directors as a Group (6 Persons)(9)                    103,349,129         35.5%
                                                    ----------------------------     -------------

________

* - denotes ownership of less than one percent of issued and outstanding shares of NeoMedia's common stock.

     (1) Applicable percentage of ownership is based on 259,477,268 shares of common stock outstanding as of January 30, 2004, together with securities exercisable or convertible into shares of common stock within 60 days of January 30, 2004, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 30, 2004, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of NeoMedia.

     (2) Address of the referenced individual is c/o NeoMedia Technologies, Inc., 2201 Second Street, Suite 402, Fort Myers, FL, 33901.

     (3) Charles W. Fritz is the Company's founder and the Chairman of the Board of Directors. Shares beneficially owned include 100 shares owned by each of Mr. Fritz's four minor children for an aggregate of 400 shares, 11,549,000 shares of common stock issuable upon exercise of options granted under the Company's 2003, 2002 and 1998 stock option plans, 1,510,000 shares issuable upon exercise of stock warrants, 15,714,098 shares of common stock owned by Mr. Charles W. Fritz directly, and 1,542,969 shares of common stock held by the CW/LA II Family Limited Partnership, a family limited partnership for the benefit of Mr. Fritz's family.

     (4) William E. Fritz, the Company's corporate secretary and a director, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owners of the 1,511,742 shares held in the Fritz Family Partnership. As trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the 165,467 shares of NeoMedia held in these trusts. Additionally, Mr. Fritz is deemed to own:
          51,172,567 shares held directly by Mr. Fritz or his spouse, 2,540,000 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse, and 1,285,000 shares to be issued upon the exercise of options held by Mr. Fritz or his spouse. Mr. William E. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

     (5) Charles T. Jensen is President, Chief Operating Officer, Acting Chief Executive Officer, and a member of the Board of Directors. Beneficial ownership includes 11,505,386 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans, and 1,500 shares owned by Mr. Jensen's sons.

     (6) David A. Dodge is Vice President, Chief Financial Officer, and Controller. Beneficial ownership includes 2,300,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans.

     (7) A. Hayes Barclay is a member of the Board of Directors. Ownership includes 1,134,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans, and 5,000 shares owned by Mr. Barclay directly.

     (8) James J. Keil is a member of the Board of Directors. Shares benficially owned includes 10,000 shares issuable upon exercise of warrants, and 1,402,000 shares owned by Mr. Keil directly.



                                     III-8

     (9) Includes an aggregate of 27,773,386 currently exercisable options to purchase shares of common stock granted under NeoMedia's stock option plans, 4,060,000 currently exercisable warrants to purchase shares of common stock, and 71,515,743 shares owned directly by NeoMedia's officers and directors.



                                     III-9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During February 2002, the Company borrowed $10,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 30 days. The note was repaid during April 2003.

     During March 2002, the Company borrowed $190,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 16 days. The note was repaid during March 2002.

     During April 2002, the Company borrowed $11,000 from William E. Fritz under a note payable bearing interest at 8% per annum with a term of 60 days. The note was repaid during April 2003..

     During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and matured at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit were registered with the SEC. The notes were convertible, at the option of the holder, into either cash or shares of NeoMedia common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, was recognizable as debt discount, and amortized over the life of the notes payable. During March 2003, two of the affiliated parties, Mr. William Fritz and Mr. Keil, agreed to extend the maturity date due to the Company's capital constraints. The Company repaid Charles Fritz's note in full during March 2003, and repaid James J. Keil's note in full during April 2003. The Company paid $30,000 of the principal on William Fritz's note during April 2003, and entered into a new note with Mr. Fritz for the remaining $10,000. The new note bears interest at a rate of 10% per annum and matures in April 2004. The new note also includes a provision under which, as consideration for the loan, Mr. Fritz will receive a 3% royalty on all future revenue generated from the Company's intellectual property.

      During April 2003, the Board of Directors of the Company approved the payment in full of approximately $154,000 of liabilities owed by the Company to Charles W. Fritz, the Company's Founder and Chairman of the Board of Directors, through the issuance of 15,445,967 shares of common stock. The Company recognized a discount expense in general and administrative expenses of approximately $15,000 relating to this transaction with Mr. Fritz.

      During April 2003, the Company sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share. In connection with the sale, the Company also granted the purchaser 25,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of $298,000 and have been recorded as a cost of issuance. The purchaser was William E. Fritz, a member of the Company's Board of Directors. Proceeds to the Company from sale of the shares were $250,000. The Company recognized a discount expense in general and administrative expenses of approximately $50,000 relating to this transaction with Mr. Fritz. On August 6, 2003, Mr. Fritz exercised his warrants and purchased 25,000,000 additional shares of common stock at a price of $0.01 per share.


                                     III-10

     During April 2003, the Company entered into a consulting agreement with William Fritz, an outside director, for consulting and advisement services relating to the merger with Loch Energy, Inc., and to the subsequent implementation of various management programs surrounding the business. The agreement called for total payments of $250,000 over a period of one year. During August 2003, the Company paid the consulting contract in full. During September 2003, the consulting contract was rescinded and the full $250,000 was returned to NeoMedia.

      During July 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of a $10,000 note payable to Mr. Fritz that matures in April 2004, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of approximately $74,000. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the note, and amortized the discount over the life of the note.

      On August 29, 2003, the Company borrowed $50,000 from William E. Fritz, one of its outside directors, under an unsecured note payable. The note was paid in full during September 2003.



                                     III-11

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

Exhibit No.   Description                                          Location
-----------   -----------                                          --------
3.1           Articles of Incorporation of Dev-Tech Associates,    Incorporated by reference to Exhibit 3.1
              Inc. and amendment thereto                           to Registrant's Registration Statement
                                                                   No. 333-5534 as filed with the SEC on
                                                                   November 25, 1996

3.2           Bylaws of DevSys, Inc.                               Incorporated by reference to Exhibit 3.2
                                                                   to Registrant's Registration Statement
                                                                   No. 333-5534 as filed with the SEC on
                                                                   November 25, 1996

3.3           Restated Certificate of Incorporation of DevSys,     Incorporated by reference to Exhibit 3.3
              Inc.                                                 to Registrant's Registration Statement
                                                                   No. 333-5534 as filed with the SEC on
                                                                   November 25, 1996

3.4           By-laws of DevSys, Inc.                              Incorporated by reference to Exhibit 3.4
                                                                   to Registrant's Registration Statement
                                                                   No. 333-5534 as filed with the SEC on
                                                                   November 25, 1996


3.5           Articles of Merger and Agreement and Plan of         Incorporated by reference to Exhibit 3.5
              Merger of DevSys, Inc and Dev-Tech Associates, Inc.  to Registrant's Registration Statement
                                                                   No. 333-5534 as filed with the SEC on
                                                                   November 25, 1996




3.6           Certificate of Merger of Dev-Tech Associates, Inc.   Incorporated by reference to Exhibit 3.6
              into DevSys, Inc.                                    to Registrant's Registration Statement
                                                                   No. 333-5534 as filed with the SEC on
                                                                   November 25, 1996




3.7           Articles of Incorporation of Dev-Tech Migration,     Incorporated by reference to Exhibit 3.7
              Inc. and amendment thereto                           to Registrant's Registration Statement
                                                                   No. 333-5534 as filed with the SEC on
                                                                   November 25, 1996


3.8           By-laws of Dev-Tech Migration, Inc.                  Incorporated by reference to Exhibit 3.8
                                                                   to Registrant's Registration Statement
                                                                   No. 333-5534 as filed with the SEC on
                                                                   November 25, 1996

                                     III-12

Exhibit No.   Description                                         Location
-----------   -----------                                         --------
3.9           Restated  Certificate of Incorporation of DevSys    Incorporated  by  reference to Exhibit 3.9
              Migration, Inc.                                     to  Registrant's   Registration  Statement
                                                                  No.  333-5534  as  filed  with  the SEC on
                                                                  November 25, 1996

3.10            Form of By-laws of DevSys Migration, Inc.         Incorporated  by reference to Exhibit 3.10
                                                                  to  Registrant's   Registration  Statement
                                                                  No.  333-5534  as  filed  with  the SEC on
                                                                  November 25, 1996

3.11            Form  of   Agreement   and  Plan  of  Merger  of  Incorporated  by reference to Exhibit 3.11
                Dev-Tech Migration,  Inc. into DevSys Migration,  to  Registrant's   Registration  Statement
                Inc.                                              No.  333-5534  as  filed  with  the SEC on
                                                                  November 25, 1996

3.12            Form  of   Certificate  of  Merger  of  Dev-Tech  Incorporated  by reference to Exhibit 3.12
                Migration, Inc. into DevSys Migration, Inc.       to  Registrant's   Registration  Statement
                                                                  No.  333-5534  as  filed  with  the SEC on
                                                                  November 25, 1996

3.13            Certificate   of  Amendment  to  Certificate  of  Incorporated  by reference to Exhibit 3.13
                Incorporation of DevSys,  Inc. changing its name  to  Registrant's   Registration  Statement
                to NeoMedia Technologies, Inc.                    No.  333-5534  as  filed  with  the SEC on
                                                                  November 25, 1996

3.14            Form of  Certificate of Amendment to Certificate  Incorporated  by reference to Exhibit 3.14
                of Incorporation of NeoMedia Technologies,  Inc.  to  Registrant's   Registration  Statement
                authorizing a reverse stock split                 No.  333-5534  as  filed  with  the SEC on
                                                                  November 25, 1996

3.15            Form of  Certificate  of  Amendment  to Restated  Incorporated  by  reference to Exhibit 3.5
                Certificate   of   Incorporation   of   NeoMedia  to  Registrant's  Annual  Report  as filed
                Technologies,    Inc.   increasing    authorized  with the SEC on November 2, 2001
                capital and creating preferred stock

10.1            Dev-Tech Associates, Inc. 1996 Stock Option Plan  Incorporated   by   reference  to  Exhibit
                                                                  10.44  to  the  Registrant's  Registration
                                                                  Statement  No.  333-5534 as filed with the
                                                                  SEC on November 25, 1996

10.2            First  Amendment  and  Restatement  of  Dev-Tech  Incorporated   by   reference  to  Exhibit
                Associates, Inc. 1996 Stock Option Plan           10.45  to  the  Registrant's  Registration
                                                                  Statement  No.  333-5534 as filed with the
                                                                  SEC on November 25, 1996

10.3            Form  of  Stock  Option   Agreement  -  Dev-Tech  Incorporated   by   reference  to  Exhibit
                Associates, Inc.                                  10.46  to  the  Registrant's  Registration
                                                                  Statement  No.  333-5534 as filed with the
                                                                  SEC on November 25, 1996


                                     III-12

Exhibit
No.       Description                                          Location
------    -----------                                          --------
10.4      Dev-Tech Migration, Inc. 1996 Stock Option           Incorporated by reference to Exhibit 10.47 to
          Plan                                                 the Registrant's Registration Statement No. 333-
                                                               5534 as filed with the SEC on November 25, 1996

10.5      First Amendment and Restatement of Dev-Tech          Incorporated by reference to Exhibit 10.48 to
          Migration, Inc.                                      the Registrant's Registration Statement No. 333-
                                                               5534 as filed with the SEC on November 25, 1996

10.6      Form of Stock Option Agreement - Dev-Tech            Incorporated by reference to Exhibit 10.49 to
          Migration, Inc.                                      the Registrant's Registration Statement No. 333-
                                                               5534 as filed with the SEC on November 25, 1996

10.7      Dev-Tech Associates, Inc. 401(k) Plan and            Incorporated by reference to Exhibit 10.50 to
          amendments                                           the Registrant's Registration Statement No. 333-
                                                               5534 as filed with the SEC on November 25, 1996

10.8      First Amendment and Restatement of NeoMedia          Incorporated by reference to Exhibit 10.60 to
          Technologies, Inc. 1996 Stock Option Plan            the Registrant's Registration Statement No. 333-
                                                               5534 as filed with the SEC on November 25, 1996

10.9      NeoMedia Technologies, Inc. 1998 Stock               Provided Herewith
          Option Plan

10.10     Amendment to NeoMedia Technologies 1998              Incorporated by reference to Form 14A as filed
          Stock Option Plan                                    with the SEC on July 2, 1999

10.11     Sale and Purchase Agreement between                  Incorporated by reference to Exhibit 10.48 to
          Qode.com, Inc. and NeoMedia Technologies,            the Registrant's Current Report on Form 8-K as
          Inc.                                                 filed with the SEC on March 15, 2001

10.12     Warrant repricing letter dated March 19, 2002        Incorporated by reference to Exhibit 1.2 to the
                                                               Registrant's Current Report on Form 8-K as
                                                               filed with the SEC on April 2, 2002

10.13     Option repricing letter dated April 3, 2002          Incorporated by reference to Exhibit 1.2 to the
                                                               Registrant's Current Report on Form 8-K as
                                                               filed with the SEC on April 15, 2002

10.14     Intellectual Property licensing agreement            Incorporated by reference to Exhibit 10.18 to
          between NeoMedia and A.T. Cross Company              the Registrant's Form S-1/A as filed with the
                                                               SEC on April 24, 2002

                                     III-14

Exhibit
No.       Description                                       Location
--------  -----------                                       --------
10.15     Intellectual Property licensing agreement         Registrant's Form S-1/A as filed with the SEC on April
          between NeoMedia and Symbol                       24, 2002
          Technologies, Inc.

10.16     Sponsorship and Advertising Agreement             Incorporated by reference to Exhibit 10.20 to the
          between NeoMedia and About.com, Inc.              Registrant's Form S-1/A as filed with the SEC on April
                                                            24, 2002
10.17     Letter of Intent regarding proposed strategic     Incorporated by reference to Exhibit 10.21 to the
          transaction between NeoMedia and AirClic,         Registrant's Form S-1/A as filed with the SEC on April
          Inc.                                              24, 2002

10.18     Form of Promissory Note issued to AirClic,        Incorporated by reference to Exhibit 10.22 to the
          Inc.                                              Registrant's Form S-1/A as filed with the SEC on April
                                                            24, 2002

10.19     Form of Limited Recourse Promissory Note          Incorporated by reference to Exhibit 10.23 to the
          issued in exchange for 19 Million Shares of       Registrant's Form S-1/A as filed with the SEC on April
          Common Stock                                      24, 2002

10.20     Nasdaq Staff Determination Letter with            Incorporated by reference to Exhibit 10.24 to the
          respect to de-listing of NeoMedia securities      Registrant's Form S-1/A as filed with the SEC on April
          from the Nasdaq SmallCap market                   24, 2002

10.21     Revised warrant repricing letter dated April      Incorporated by reference to Exhibit 10.25 to the
          3, 2002                                           Registrant's Form S-1/A as filed with the SEC on April
                                                            24, 2002

10.22     Equity Line of Credit Agreement, dated May        Incorporated by reference to Exhibit 10.17 to the
          6, 2002, between NeoMedia Technologies            Registrant's Quarterly Report on Form 10-Q as filed
          and Cornell Capital Partners, LP                  with the SEC on August 14, 2002

10.23     Nasdaq Staff delisting notification letter        Incorporated by reference to Exhibit 10.18 to the
          dated May 16, 2002                                Registrant's Quarterly Report on Form 10-Q as filed
                                                            with the SEC on August 14, 2002

10.24     Settlement Agreement relating to wrongful         Incorporated by reference to Exhibit 10.19 to the
          termination lawsuit brought by former             Registrant's Form 10-Q as filed with the SEC on
          president and Chief Operating Officer             August 14, 2002

10.25     Mutual settlement agreement by and                Incorporated by reference to Exhibit 10.20 to the
          between NeoMedia Technologies and 2150            Registrants Form 10-Q as filed on November 14, 2002
          Western Court Company, LLC

                                     III-15

Exhibit
No.           Description                                         Location
--------      -----------                                         --------
10.26         Mutual settlement agreement by and between          Incorporated by reference to Exhibit 10.21 to
              NeoMedia Technologies and Ripfire, Inc.             the Registrants Form 10-Q as filed on
                                                                  November 14, 2002

10.27         Mutual settlement agreement by and between          Incorporated by reference to Exhibit 10.22 to
              NeoMedia Technologies and Wachovia Bank,            the Registrants Form 10-Q as filed on
              N.A.                                                November 14, 2002

10.28         Mutual settlement agreement by and between          Incorporated by reference to Exhibit 10.23 to
              NeoMedia Technologies and Marianne LePera,          the Registrants Form 10-Q as filed on
              NeoMedia Technologies' former General               November 14, 2002
              Counsel

10.29         Equity Line of Credit Agreement, dated              Incorporated by reference to Exhibit 10.80 to
              February 11, 2003, between NeoMedia                 the Registrants Form S-1/A as filed on
              Technologies and Cornell Capital Partners           February 14, 2003

10.30         Sponsorship and Advertising Agreement, dated        Incorporated by reference to Exhibit 23.7 to
              May 23, 2001, between About.com and                 the Registrants Form S-1/A as filed on
              NeoMedia                                            November 16, 2001

10.31         Promissory Note dated December 2, 2002              Incorporated by reference to Exhibit 99.1 of
              between Michael Kesselbrenner and NeoMedia          the Registrant's Form 8-K as filed with the
                                                                  SEC on December 12, 2002.

10.32         Pledge Agreement dated December 2, 2002,            Incorporated by reference to Exhibit 99.2 of
              between Michael Kesselbrenner and NeoMedia          the Registrant's Form 8-K as filed with the
                                                                  SEC on December 12, 2002.

10.33         Form of Placement Agent Agreement, dated            Incorporated by reference to Exhibit 10.84 to
              November 2002, between NeoMedia                     the Registrant's Form S-1 as filed on
              Technologies and Westrock Advisors, Inc.            February 12, 2003

10.34         Form of Escrow Agreement, dated November            Incorporated by reference to Exhibit 10.85 to
              2002, between NeoMedia Technologies and             the Registrant's Form S-1 as filed on
              Cornell Capital Partners                            February 12, 2003

10.35         Form of Registration Rights Agreement, dated        Incorporated by reference to Exhibit 10.86 to
              November 2002, between NeoMedia                     the Registrant's Form S-1 as filed on
              Technologies and Cornell Capital Partners           February 12, 2003

10.36         Promissory Note, dated February 23, 2001,           Incorporated by reference to Exhibit 10.87 to
              between Digital Convergence Corporation and         the Registrant's Form S-1 as filed on
              NeoMedia                                            February 12, 2003

10.37         Termination Agreement, dated August 21, 2001,       Incorporated by reference to Exhibit 10.88 to
              between About.com and NeoMedia                      the Registrant's Form S-1 as filed on
                                                                  February 12, 2003

                                     III-16

Exhibit
No.       Description                                           Location
--------  -----------                                           --------
10.38     Memorandum of Terms to merge, dated March 7,          Incorporated by reference to Exhibit 3.1 to the
          2003, between NeoMedia and Loch Energy, Inc.          Registrant's Form 8-K as filed on March 19, 2003

10.39     Binding Letter of Intent to merge, dated July 25,     Incorporated by reference to Exhibit 99.5 to
          2003, between NeoMedia and Secure Source              the Registrant's Form 10-QSB as filed on
          Technologies, Inc.                                    August 14, 2003


10.4      Definitive Merger Agreement, dated October 3, 2003,   Incorporated by reference to Exhibit 99.1 to
          between NeoMedia and Secure Source Technologies,      the Registrant's Form 8-K as filed on
          Inc                                                   October 8, 2003

10.41     Standby Equity Distribution Agreement, dated          Incorporated by reference to Exhibit 10.91 to
          October 27, 2003, between NeoMedia and Cornell        the Registrant's Form SB-2/A as filed on
          Capital Partners                                      December 19, 2003


10.42     Form of Placement Agent Agreement, dated October      Incorporated by reference to Exhibit 10.92 to
          27, 2003, between NeoMedia and Newbridge              the Registrant's Form SB-2/A as filed on
          Securities Corporation                                December 19, 2003

10.43     Form of Registration Rights Agreement, dated          Incorporated by reference to Exhibit 10.93 to
          October 27, 2003, between NeoMedia and Cornell        the Registrant's Form SB-2/A as filed on
          Capital Partners                                      December 19, 2003

10.44     Form of Escrow Agreement, dated October 27, 2003,     Incorporated by reference to Exhibit 10.94 to
          between NeoMedia and Cornell Capital Partners         the Registrant's Form SB-2/A as filed on
                                                                December 19, 2003

10.45     2003 Stock Compensation Plan                          Incorporated by reference to Exhibit 4.1 to the
                                                                Registrant's Form S-8 as filed on October 31, 2003

10.46     Letter of Intent to acquire CSI International,        Incorporated by reference to Exhibit 3.1 to
          Inc., dated November 8, 2003                          the Registrant's Form 8-K as filed on November 13, 2003

10.47     Letter of Intent to acquire BSD Software, Inc.,       Incorporated by reference to Exhibit 3.1 to
          dated December 9, 2003                                the Registrant's Form 8-K as filed on December 11, 2003

10.48     Definitive Merger Agreement, dated February 6,        Incorporated by reference to Exhibit 3.1 to the
          2004, between NeoMedia and CSI International, Inc.    Registrant's Form 8-K as filed on February 10, 2004
          $4 million Promissory note payable to Cornell

10.49     Capital Partners, dated January 15, 2004              Provided Herewith

23.1      Consent of Stonefield Josephson, Inc.                 Provided Herewith


                                     III-17

(b) Reports on Form 8-K

      NeoMedia filed a report on Form 8-K on October 3, 2003, reporting that it had terminated its letter of intent to merge with Loch Energy, Inc.

      NeoMedia filed a report on Form 8-K on October 9, 2003, reporting that it had completed its pending merger with Secure Source Technologies, Inc.

      NeoMedia filed a report on Form 8-K on November 13, 2003, reporting that it had signed a letter of intent to acquire CSI International, Inc.

      NeoMedia filed a report on Form 8-K on December 11, 2003, reporting that it had signed a letter of intent to acquire BSD Software, Inc.

      NeoMedia filed a report on Form 8-K on February 10, 2004, reporting that it had completed its pending merger with CSI International, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed by Stonefield Josephson, Inc., NeoMedia's independent auditors, for the audit of NeoMedia's annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2003 and 2002 were $119,000 and $145,000, respectively.

Audit-related Fees

     The aggregate fees billed by Stonefield Josephson, Inc., NeoMedia's independent auditors, for assurance and related services for the years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Tax Fees

     The aggregate fees billed by Wiltshire, Whitley, Richardson & English, NeoMedia's principal accountants for tax compliance, advice, and planning, for the years ended December 31, 2003 and 2002 were $9,000 and $9,000, respectively.

All Other Fees

     The aggregate fees billed by Stonefield Josephson, Inc., for other products and services during the years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Audit Committee Pre-approval

     The audit committee of NeoMedia's board of directors approves all non-audit services provided by NeoMedia's primary accountants.



                                     III-19

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 27th day of February, 2004.

                       NEOMEDIA TECHNOLOGIES, INC.

                       Registrant

                       By: /s/ Charles T. Jensen, President, Chief Operating
                           Officer, Acting Chief Executive Officer, and Director


      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

Signatures                        Title                                         Date
----------                        -----                                         ----
----------------------------      President, Acting Chief Executive Officer,
/s/ Charles T. Jensen             Chief Operating Officer and Director          February 27, 2004


----------------------------      Director and Secretary                        February 27, 2004
/s/ William E. Fritz

----------------------------      Chairman of the Board
/s/ Charles W. Fritz                                                            February 27, 2004

----------------------------      Vice-President, Chief Financial
/s/ David A. Dodge                Officer and Controller                        February 27, 2004

----------------------------      Director                                      February 27, 2004
/s/ Hayes Barclay

----------------------------      Director                                      February 27, 2004
/s/ James J. Keil