Form 10QSB
period 2004-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2004-05-20
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 10, 2004, there were 300,450,338 outstanding shares of the issuer's Common Stock.

                                       PART I -- FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                               NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MARCH 31
                                                                                       2004
                                                                                   ------------
ASSETS

Current assets:

        Cash and cash equivalents                                                  $        635
        Trade accounts receivable, net of allowance for doubtful accounts of $62            174
        Inventories, net of allowance for obsolete & slow-moving inventory of $13            80
        Prepaid expenses and other current assets                                           453
                                                                                   ------------
        Total current assets                                                              1,342
        Property and equipment, net                                                         130
        Capitalized patents, net                                                          2,348
        Capitalized and purchased software costs, net                                       111
        Excess of purchase price over tangible assets of CSI                              3,056
        Other long-term assets                                                              746
                                                                                   ------------
             Total assets                                                          $      7,733
                                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                           $      2,030
        Amounts due under financing agreements                                              127
        Amounts payable under settlement agreements                                         598
        Liabilities of discontinued business unit                                           650
        Sales taxes payable                                                                 107
        Accrued expenses                                                                  1,451
        Deferred revenues and other                                                         576
        Notes payable, net of unamortized discount of $606                                2,067
                                                                                   ------------
             Total current liabilities                                                    7,606
Long-term portion of amounts payable under settlement agreements, net of
current portion                                                                              35
                                                                                   ------------

             Total liabilities                                                            7,641
                                                                                   ------------
Shareholders' equity:
        Preferred stock, $0.01 par value, 25,000,000 shares authorized,
        none issued and outstanding                                                          --
        Common stock, $0.01 par value, 1,000,000,000 shares authorized,
          298,811,499 shares issued and 291,628,580 outstanding                           2,916
        Additional paid-in capital                                                       77,841
        Deferred stock-based compensation                                                  (696)
        Deferred debt issuance and equity financing costs                                  (799)
        Accumulated deficit                                                             (78,369)
        Accumulated other comprehensive loss - foreign currency
        translation adjustment                                                              (22)
        Treasury stock, at cost, 201,230 shares of common stock                            (779)
                                                                                   ------------
           Total shareholders' equity                                                        92
                                                                                   ------------
             Total liabilities and shareholders' equity                            $      7,733
                                                                                   ============

        The   accompanying   notes  are  an  integral  part  of  this  condensed
consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------
                                                                                        2004            2003
                                                                                   ------------    ------------
NET SALES:
         License fees                                                              $         72    $        109
         Resale of software and technology equipment and service fees                       192             765
         Micro paint repair products and services                                            86              --
                                                                                   ------------    ------------
         Total net sales                                                                    350             874
                                                                                   ------------    ------------
COST OF SALES:
         License fees                                                                        89              76
         Resale of software and technology equipment and service fees                       160             702
         Micro paint repair products and services                                            57              --
                                                                                   ------------    ------------
         Total cost of sales                                                                306             778
                                                                                   ------------    ------------
GROSS PROFIT (LOSS)                                                                          44              96
         Sales and marketing expenses                                                       425             139
         General and administrative expenses                                                378             719
         Research and development costs                                                     118              89
                                                                                   ------------    ------------
         Loss from operations                                                              (877)           (851)

OTHER INCOME (EXPENSES)
         Gain on extinguishment of debt                                                     126              --
         Amortization of debt discount                                                   (1,394)             --
         Interest expense net                                                               (77)            (52)
                                                                                   ------------    ------------
NET LOSS                                                                                 (2,222)           (903)
         Other comprehensive loss:                                                          (22)             --
            Foreign currency translation adjustment                                ------------    ------------
                                                                                   $     (2,244)   $       (903)
COMPREHENSIVE LOSS                                                                 ============    ============
LOSS PER SHARE--BASIC AND DILUTED                                                  $      (0.01)   $      (0.03)
                                                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC AND DILUTED                         270,139,433      31,519,083
                                                                                   ============    ============




    The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                      THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                ----------------------------
                                                                                                    2004            2003
                                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                       ($2,222)          ($903)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of discount on note payable                                                         1,394              --
      Depreciation and amortization                                                                      140             126
      Fair value of expense portion of stock-based
               compensation granted for professional services                                            190             278
      Interest expense allocated to debt                                                                   3              37
      (Increase)/decrease in value of life insurance policies                                              8              16
      Decrease of fair value of repriced options                                                        (163)             --
      Changes in operating assets and liabilities
        Trade accounts receivable, net                                                                    26             (82)
        Inventory                                                                                        (24)             91
        Other current assets                                                                             104            (131)
        Accounts payable, amounts due under financing agreements, liabilities in excess of assets of discontinued business unit, accrued expenses
          and stock liability                                                                           (648)            190
        Deferred revenue other current liabilities                                                        62             125
                                                                                                ------------    ------------
          Net cash used in operating activities                                                       (1,130)           (253)
                                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalization of software development and purchased intangible assets                             (50)             (5)
      Acquisition of property and equipment                                                              (79)             --
                                                                                                ------------    ------------
        Net cash used in investing activities                                                           (129)             (5)
                                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock, net of issuance costs of $315                        1,832              81
      Net proceeds from exercise of stock warrants                                                       500              --
      Net proceeds from exercise of stock options                                                         75              --
      Borrowings under notes payable and long-term debt                                                4,000             262
      Repayments on notes payable and long-term debt                                                  (2,162)           (147)
      Cash paid to acquire CSI International, Inc. (net of cash acquired)                             (2,390)             --
                                                                                                ------------    ------------
        Net cash provided by financing activities                                                      1,855             196
                                                                                                ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                  (22)             --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                574             (62)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            61              70
                                                                                                ------------    ------------
                                                                                                $        635    $          8
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid/(received) during the period                                                $         47    $          1
      Income taxes paid                                                                                   --              --
      Non-cash investing and financing activities:
        Reduction in accounts payable and accruals for debt paid in stock                                221              60
        Fair value of stock issued for services and deferred to future periods                           549              --
        Fair value of shares issued to acquire CSI Int'l (net of costs of registration)                  695              --
        Change in net assets resulting from acquisition of CSI (net of cash acquired)                  3,090              --
        Gain on extinguishment of debt                                                                   126              --
        Direct costs associated with Equity Line of Credit                                               500              --

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

      The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries ("NeoMedia" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 2004, and the results of operations and cashflows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

NATURE OF BUSINESS OPERATIONS

      NeoMedia is structured as three distinct business units: NeoMedia Internet Software Service (NISS), NeoMedia Consulting and Integration Services (NCIS), and NeoMedia Micro Paint Repair (NMPR).

      NISS (physical world-to-Internet offerings) is the core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports NeoMedia's physical world to Internet core technology, including the linking "switch" and application platforms. NISS also manages NeoMedia's intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

      NCIS (systems integration service offerings) is the original business line upon which NeoMedia was organized. This unit resells client-server equipment and related software, and general and specialized consulting services. Systems integration services also identifies prospects for custom applications based on NeoMedia's products and services. These operations are based in Lisle, Illinois.

      NMPR (micro paint repair offerings) is the business unit encompassing the recently-acquired CSI International chemical line. NMPR is attempting to commercialize its unique micro-paint repair solution. The Company completed its acquisition of CSI on February 6, 2004.

RECLASSIFICATIONS

      Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

ACQUISITION OF CSI INTERNATIONAL, INC. ("CSI")

      On February 6, 2004, NeoMedia acquired 100% ownership of CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia paid a purchase price including an issuance of 7,000,000 shares of its common stock, and cash of $2,500,000 in exchange for all outstanding shares of CSI. The shares were valued at $0.10 per share, which was the market price of NeoMedia's common stock on the Over-the-counter Bulletin Board exchange around the acquisition date. NeoMedia also incurred direct costs of the business combination totaling $5,000, which are included in the purchase price for purposes of allocating assets acquired and liabilities assumed.

      The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price was allocated as follows:

                                                            (Dollars in
                                                             Thousands)
                                                            ------------
Value of 7 Million Shares Issued ($0.10 per share)          $        700
Cash paid                                                          2,500
Direct costs of acquisition                                            5
                                                            ------------
   Total Fair Value of Purchase Price                       $      3,205
                                                            ------------

Assets Purchased:

   Cash                                                     $        115
   Accounts receivable, net                                           67
   Inventory                                                          54
   Other current assets                                               12
   Investments                                                        25
   Property, plant & equipment                                         8
   Excess of purchase price over net tangible assets               3,059
                                                            ------------
      Total Assets Purchased                                       3,340
                                                            ------------

Less Liabilities Assumed:

   Accounts payable                                                  (23)
   Accrued liabilities                                               (12)
   Notes payable                                                    (100)
                                                            ------------
      Total Liabilities Assumed                                     (135)
                                                            ------------

      The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price is preliminary and is subject to revision as the Company continues to evaluate the allocations. The Company has not amortized the excess of purchase price over net tangible assets since the allocation is not yet final. With limited operation history of CSI, the Company expects to evaluate the results of operations of CSI in the coming months in order to accurately finalize the allocation. The Company expects to finalize this process in the second half of 2004. If the excess of purchase price over net tangible assets is determined to be allocated fully or partially to intangible assets with definite lives upon final allocation, the Company will determine the economic useful lives based on its best estimate and amortize such assets accordingly. The Company will continue to evaluate this asset for impairment until such time as the purchase price allocation is final.

      The accompanying consolidated statement of operations presented herein contains the results of operations for CSI for the period February 6, 2004, through March 31, 2004.

      Pro-forma results of operations as if NeoMedia and CSI had combined as of January 1, 2004 are as follows:


                                               THREE MONTHS ENDED MARCH 31, 2004
                                     -------------------------------------------------------
                                                              (A)
                                                           PRO-FORMA
                                                   CSI      ADJUST-              PRO-FORMA
                                      NEOMEDIA    INT'L      MENTS               COMBINED
                                     ------------ ------- -----------         --------------
Total net sales                             $350    $150       ($86)  (A)              $414
Loss from operations                      ($877)  ($167)        $141  (A)            ($903)
Net loss                                ($2,222)  ($192)        $166  (A)          ($2,248)
Net loss per share-basic and
diluted                                  ($0.01)                      (A)           ($0.01)
Weighted average number of
       Common shares - basic and
       diluted                       270,139,433           2,769,231  (B)       272,908,664

Pro-forma Adjustments

(A) - Adjustments are to reflect operations of CSI from February 6, 2004 through March 31, 2004, which are included in NeoMedia's operations for the three months ended March 31, 2004.

(B) - To adjust weighted average shares outstanding as if the 7,000,000 shares issued as part of the purchase price of CSI on February 6, 2004, had been issued on January 1, 2004

      Pro-forma results of operations as if NeoMedia and CSI had combined as of January 1, 2003 are as follows:

                                               THREE MONTHS ENDED MARCH 31, 2003
                                     ------------------------------------------------------
                                                             (A)
                                                          PRO-FORMA
                                                   CSI     ADJUST-              PRO-FORMA
                                      NEOMEDIA    INT'L     MENTS               COMBINED
                                     ------------ ------ -----------         --------------
Total net sales                             $874   $127         ---                 $1,001
Income (loss) from operations             ($851)     $2         ---                 ($849)
Net income (loss)                         ($903)     $2         ---                 ($901)
Net loss per share-basic and
diluted                                  ($0.03)                                   ($0.02)
Weighted average number of
       common shares - basic and
       diluted                        31,519,083          7,000,000  (C)        38,519,083

Pro-forma Adjustments

(C) - To adjust weighted average shares outstanding as if the 7,000,000 shares issued as part of the purchase price of CSI on February 6, 2004, had been issued on January 1, 2003

                   STANDBY EQUITY DISTRIBUTION AGREEMENT WITH
                    CORNELL CAPITAL PARTNERS, LP ("CORNELL")

      On February 11, 2003, NeoMedia and Cornell entered into an Equity Line of Credit Agreement under which Cornell agreed to purchase up to $10 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase was $150,000 with a minimum of seven days between purchases. The shares were valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company paid 5% of the gross proceeds of each purchase to Cornell

      On October 27, 2003, the Company and Cornell entered into a $20 million Standby Equity Distribution Agreement. The terms of the agreement are identical to the terms of the previous Equity Line of Credit, except that the maximum "draw" under the new agreement is $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company's common stock over a two-year period. As a consideration fee for Cornell to enter into the agreement, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years. Cornell exercised the warrants in January 2004, resulting in $500,000 cash receipts to the Company. In November 2003, the Company filed a Form SB-2 to register 200 million shares under this $20 million Standby Equity Distribution Agreement. In January 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission. In April 2004, the Company filed a Form SB-2 to register 40 million shares underlying warrants granted to Cornell in connection with a promissory note issued by the Company to Cornell (see "Notes Payable to Cornell" below). In May 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission.

      During the three months ended March 31, 2004, the Company sold 21,282,203 shares of its common stock to Cornell under the Standby Equity Distribution Agreement. The following table summarizes funding received from Cornell during the three months ended March 31, 2004:

                                                               THREE
                                                               MONTHS
                                                                ENDED
                                                              MARCH 31,
                                                                2004
                                                            ------------
Number of shares sold to Cornell                              21,282,203

Gross Proceeds from sale of shares to
Cornell                                                     $  2,332,000
Less: discounts and fees*                                       (500,000)
                                                            ------------
   Net Proceeds from sale of shares to
Cornell                                                     $  1,832,000
                                                            ------------

* - Per Standby Equity Distribution Agreement, stock is valued at 98% of the lowest closing bid price during the week it is sold

PROMISSORY NOTES PAYABLE TO CORNELL

      On January 20, 2004, the Company borrowed from Cornell the gross amount of $4,000,000 before Cornell discounts and fees. Cornell also committed to fund an additional $1,000,000 in the form of a promissory note, which was funded on April 8, 2004. Of the $4,000,000 funding, $2,500,000 was used to fund the acquisition of CSI International, Inc. during February 2004. Cornell withheld $315,000 retention fee related to the issuance of stock to pay off the debt in the future.

      As of March 31, 2004, the Company had reduced the balance payable on the $4,000,000 note to $2,400,000. As of May 10, 2004, the Company further reduced the outstanding principal on the $4,000,000 note to $1,760,000. The Company had not made any payments against the principal of the $1,000,000 note that was issued on April 8, 2004. All assets of the Company are pledged as collateral for the $4,000,000 note, which matures on June 18, 2004. The note has a 60-day cure period after maturity during which the Company can cure any defaults without penalty. The note accrues interest at a rate of 24% upon default only. The Company has the option to repay any remaining principal of either note in cash. The Company expects to pay the remaining note balance by applying the proceeds from the sale stock under the terms of the Standby Equity Distribution Agreement toward the outstanding principal on the notes.

      The Company also granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share. In April 2004, the Company filed a Form SB-2 to register 40 million shares underlying warrants granted to Cornell in connection with a promissory note issued by the Company to Cornell. In May 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission. If the average closing bid price of NeoMedia's common stock for any five-day period exceeds $0.10, the Company has the option to force

Cornell to exercise the warrants, resulting in additional funds to the Company of $2,000,000. The fair value of the warrants using the Black/Scholes pricing model was $5,000,000. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has compared the relative fair values of the warrants and the face value of the notes, and has allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note and recorded as a discount against the carrying value of the note as of March 31, 2004, and the remaining $0.5 million was recorded as deferred debt issuance and equity financing costs which will be recorded as discount against the $1 million note when issued during the second quarter of 2004. The $2.5 million being allocated to the notes is considered a discount on the promissory notes, and therefore is being amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, "Debt Issue Costs" of SFAS 141, "Business Combinations". Accordingly, the Company recorded an amortization of discount of $1,394,000 during the three months ended March 31, 2004 related to the warrants.

OPTION REPRICING PROGRAM

      During May 2003, the Company re-priced approximately 8.0 million stock options under a 6-month repricing program. Under the terms of the program, the exercise price for outstanding options under the Company's 2002, 1998, and 1996 Stock Option Plans was restated to $0.01 per share for a period of 6 months. During December 2003, the deadline for the option repricing was extended to June 30, 2004 by the Stock Option Committee of NeoMedia's Board of Directors. In accordance with FASB Interpretation, FIN 44, "Accounting for Certain Transactions Involving Stock Transactions", the award has been accounted for as variable from May 19, 2003 through the period ended March 31, 2004. On March 31, 2004, the closing price of the Company's common stock was lower than the closing price on December 31, 2004. As a result, the Company recorded a reduction to general and administrative expense of $163,000 under variable accounting for the decrease of fair value of options still unexercised under the repricing program.

OTHER EVENTS

      During January 2004, the Company entered into a consulting agreement with James J. Keil, a member of the Company's board of directors, for consulting services to be provided over a period of six months in connection with NeoMedia's sales strategies and processes. The contract calls for monthly payments of $4,500 during the term of the contract.

      On February 6, 2004, the Company entered into a consulting agreement with an unrelated third party, under which the consultant will provide sales and marketing services relating to the Company's Micro Paint business unit over a period of three years. As consideration for the contract, the Company issued 6,055,556 options with an exercise price of $0.01 to the consultant. The fair value of the options at the time of issuance was $550,000. The Company is recognizing the fair value as sales and marketing expense over the term of the contract (three years). Accordingly, the Company recognized $27,000 in expense relating the contract during the three months ended March 31, 2004.

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

PRO-FORMA INFORMATION REQUIRED BY SFAS 148

      At March 31, 2004, the Company has five stock-based employee compensation plans (the 2003 Stock Incentive Plan, the 2003 Stock Option Plan, the 2002 Stock Option Plan, the 1998 Stock Option Plan, and the 1996 Stock Option Plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ---------------------------
                                                      2004           2003
                                                  ------------   ------------
Net Loss, as reported                             ($     2,222)  ($       903)
Compensation recognized under APB 25                      --             --
Compensation recognized under SFAS 123                    (455)          (218)
                                                  ------------   ------------
   Pro-forma net loss                             ($     2,677)  ($     1,121)
                                                  ============   ============

Net Loss per share:

Basic and diluted - as reported                   ($      0.01)  ($      0.03)
                                                  ============   ============
Basic and diluted - pro-forma                     ($      0.01)  ($      0.04)
                                                  ============   ============


SEGMENT REPORTING

      The Company is structured and evaluated by its Board of Directors and Management as three distinct business units:

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

      NeoMedia Micro Paint Repair (NMPR) is the business unit encompassing the Company's recently-acquired CSI International micro paint repair line. NMPR is attempting to commercialize its micro-paint repair solution. The Company completed its acquisition of CSI on February 6, 2004

      The Company's reportable segments are strategic business units that offer different technology and marketing strategies. NISS and NCIS operate principally in the United States. NMPR operates out of Canada. During the three months ended March 31, 2004, NeoMedia derived 24% of its revenue from customers based in Canada.

      Consolidated net sales, net operating losses for the three months ended March 31, 2004 and 2003, and identifiable assets as of March 31, 2004, were as follows:

                                                         (in thousands)
                                                     -------------------------
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -------------------------
                                                        2004          2003
                                                     ------------- -----------
NET SALES:

      NeoMedia Consulting & Integration Services             $251        $861
      NeoMedia Internet Switching Service                      13          13
      NeoMedia Micro Paint Repair                              86         ---
                                                     ------------- -----------
                                                             $350        $874
                                                     ------------- -----------

NET LOSS:

      NeoMedia Consulting & Integration Services           ($722)      ($729)
      NeoMedia Internet Switching Service                   (870)       (174)
      NeoMedia Micro Paint Repair                           (630)         ---
                                                     ------------- -----------
                                                         ($2,222)      ($903)

                                                     ------------- -----------

IDENTIFIABLE ASSETS

      NeoMedia Consulting & Integration Services             $302
      NeoMedia Internet Switching Service                   2,351
      NeoMedia Micro Paint Repair                           3,260
      Corporate                                             1,820
                                                     -------------
                                                           $7,733

                                                     -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Over the past several years, NeoMedia's focus has been aimed toward the intellectual property commercialization unit of its Internet Switching Systems (NISS, formerly NAS) business. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for its end-users, competitive advantage for their business partners and return-on-investment for their investors. To this end, NeoMedia has signed four intellectual property licenses since inception, and also acquired additional patents as part of the acquisition of Secure Source Technologies, Inc. during 2003. On September 8, 2003, NeoMedia announced its PaperClick for Camera Cell PhonesTM product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone, such as the Nokia 3650 model. On October 30, 2003, NeoMedia unveiled its go-to-market strategy for the product. Over the past several months, NeoMedia signed contracts with several key partners outlined in the strategy, including agents Big Gig Strategies, SRP Consulting, and Relyco, systems integrator Science Applications International Corporation (SAIC), and European advertising agency 12Snap. NeoMedia has also entered into letters of intent with global brand communication company Seven Worldwide, and marketing organizations iCoupon and Digital Rum.

SEC INQUIRY

      During 2003, NeoMedia received requests from the SEC's Southeast Regional Office for certain documents including those concerning negotiations and arrangements with certain strategic partners and consultants, patents, recent issuances of securities, investor relations, and the stock ownership by NeoMedia's officers and directors. NeoMedia responded promptly and fully and will cooperate with any further requests. The SEC's letter states that the staff's inquiry is informal and should not be construed as an indication of any violation of law or as a reflection on any person, entity, or security.

ACQUISITIONS

      CSI INTERNATIONAL, INC. On February 6, 2004, NeoMedia acquired 100% ownership of CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia paid 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintain the sales and operations office in Calgary, Alberta, Canada.

      SECURE SOURCE TECHNOLOGIES, INC. On October 8, 2003, the Company acquired 100% ownership of SST, a provider of security solutions and covert security technology for the manufacturing and financial services industries, in exchange for 3.5 million shares of the Company's common stock. With the purchase of SST, the Company acquired additional patents that compliment its existing intellectual property portfolio, as well as a security software platform, and computer equipment. Prior to the acquisition, SST was inactive and had minimal operating activities.

      BSD SOFTWARE, INC. On December 9, 2003,NeoMedia signed a non-binding letter of intent to acquire Triton Global Business Services Inc. and its parent company, BSD Software Inc. (Pink Sheets: BSDS), both of Calgary, Alberta, Canada. The LOI outlined terms, including an exchange of one share of NeoMedia common stock for each share of BSD Software, not to exceed 40 million shares. The transaction is dependent on due diligence by both companies, approval by NeoMedia's Board of Directors, BSD Software's

      Board of Directors and shareholders, and any required regulatory approvals. Triton, formed in 1998 and acquired by BSD in 2002, is an Internet Protocol-enabled provider of live and automated operator calling services, e-business support, billing and clearinghouse functions and information management services to telecommunications, Internet and e-business service providers.

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

CRITICAL ACCOUNTING POLICIES

      The U.S. Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; and the valuation of intangibles, which affects amortization and write-offs of goodwill and other intangibles. NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements..

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

      Allowance for Bad Debt. NeoMedia maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowance for doubtful accounts is based on NeoMedia's assessment of the collectibility of specific customer accounts, the aging of accounts receivable, NeoMedia's history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or NeoMedia's customers' actual defaults exceed historical experience, NeoMedia's estimates could change and impact its reported results.

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

      Revenue Recognition. NeoMedia derives revenues from three primary sources:
(1) license revenues and (2) resale of software and technology equipment and service fee revenues, and (3) sale of its proprietary micro paint repair solution.

      (1) License fees, including Intellectual Property licenses, represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Resales of software and technology equipment represent revenue from the resale of purchased third party hardware and software products and from consulting, education, maintenance and post contract customer support services.

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

      (2) Revenue for resale of software and technology equipment and service fee is recognized based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," as amended (SAB 104). Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support and are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed. NeoMedia uses stand-alone pricing to determine an element's vendor specific objective evidence (VSOE) in order to allocate an arrangement fee amongst various pieces of a multi-element contract. NeoMedia records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

            In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

      (3) Revenue for training and certification on NeoMedia's Micro Paint Repair systems is recognized equally over the term of the contract, which is currently one year. A portion of the initial fee paid by the customer is allocated to training costs and initial products sold with the system, and is recognized upon completion of training and shipment of the products. Ongoing product and service revenue is recognized as products are shipped and services performed.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

      Net sales. Total net sales for the three months ended March 31, 2004 were $350,000, which represented a $524,000, or 60%, decrease from $874,000 for the three months ended March 31, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the three months ended March 31, 2004, rather than the three months ended March 31, 2003. With the sales from its recently-acquired Micro Paint Repair business unit, the Company expects sales in 2004 to be higher than in 2003.

     License fees. License fees were $72,000 for the three months ended March 31, 2004, compared with $109,000 for the three months ended March 31, 2003, a decrease of $37,000, or 34%. The decrease was due to lower sales of internally developed software licenses in 2004. NeoMedia will continue to attempt to increase sales of these high-margin products, and expects license fees to remain materially constant over the next 12 months.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $573,000, or 75%, to $192,000 for the three months ended March 31, 2004, as compared to $765,000 for the three months ended March 31, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the three months ended March 31, 2004, rather than the three months ended March 31, 2003.

     Micro paint repair products and services. Sales of micro paint repair products and services were $86,000 for the three months ended March 31, 2004, the first period for which the results of this business unit were included in NeoMedia's consolidated financial statements. NeoMedia expects sales of micro paint repair products and services to increase during 2004 as the Company implements its business to rollout its Micro Paint Repair solution.

     Cost of sales. Cost of license fees was $89,000 for the three months ended March 31, 2004, a increase of $13,000, or 17%, compared with $76,000 for the three months ended March 31, 2003. The increase resulted from the amortization of the acquired intangible micro paint asset. Cost of resales was $160,000 for the three months ended March 31, 2004, a decrease of $542,000, or 77%, compared with $702,000 for the three months ended March 31, 2003. The decrease resulted from decreased resales in 2004 compared with 2003. Cost of resales as a percentage of related resales was 83% in 2004, compared to 92% in 2003. This decrease is due to an increased mix of higher-margin software maintenance products in 2004 compared with 2003. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months. Cost of micro paint repair products and services was $57,000 for the three months ended March 31, 2004, a the first period for which the results of this business unit were included in NeoMedia's consolidated financial statements. Cost of micro paint repair products and services as a percentage of related sales was 68%. With the expected increase in sales from its recently-acquired Micro Paint Repair business, the Company expects overall cost of sales in 2004 to be higher than in 2003.

      Gross Profit. Gross profit was $44,000 for the three months ended March 31, 2004, a decrease of $52,000, or 54%, compared with gross profit of $96,000 for the three months ended March 31, 2003. This decrease was primarily the result of reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions.

      Sales and marketing. Sales and marketing expenses were $425,000 for the three months ended March 31, 2004, compared to $139,000 for the three months ended March 31, 2003, an increase of $286,000 or 206%. This increase resulted primarily from the addition of recently-acquired micro paint business sales force and cost associated with marketing and promotion of the Company's PaperClick products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the acquisition of CSI and the potential acquisition of BSD Software, as well as with the continued development and anticipated rollout of NeoMedia's PaperClick product suite.

      General and administrative. General and administrative expenses decreased by $341,000, or 47%, to $378,000 for the three months ended March 31, 2004, compared to $719,000 for the three months ended March 31, 2003. The decrease resulted primarily from a decrease in stock-based professional services expense in 2004 compared with 2003, as well as a reduction to general and administrative expense of $163,000 relating to the Company's option repricing program during the three months ended March 31, 2004. NeoMedia expects general and administrative expense to increase over the next 12 months with the acquisition of CSI International and the potential acquisition of BSD Software.

      Research and development. During the three months ended March 31, 2004, NeoMedia charged to expense $118,000 of research and development costs, an increase of $29,000 or 33% compared to $89,000 for the three months ended March 31, 2003. The increase is primarily due to addition of developers and development computer systems. NeoMedia expects research and development costs to increase slightly over the next 12 months with the continued development and anticipated rollout of NeoMedia's PaperClick product suite.

      Gain on extinguishment of debt. During the three months ended March 31, 2004, NeoMedia recognized a gain on extinguishments of debt of $126,000, resulting from the payment of debt at a discount to the book value of the debt. NeoMedia did not recognize gain or loss on extinguishment of debt during the three months ended March 31, 2003.

      Amortization of debt discount. During the three months ended March 31, 2004, NeoMedia recognized an amortization of debt issuance cost of $1,394,000 relating to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell by NeoMedia during the three months ended March 31, 2004. NeoMedia did not recognize any such expense during the three months ended March 31, 2003.

      Interest expense. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense increased by $25,000, or 48%, to $77,000 for the three months ended March 31, 2004 from $52,000 for the three months ended March 31, 2003, due to increased expense associated with notes payable in 2004.

      Net Loss. The net loss for the three months ended March 31, 2004 was $2,222,000, which represented a $1,319,000, or 146% increase from a $903,000 loss for the three months ended March 31, 2003. The increase resulted primarily from the non-cash amortization of debt issuance cost to funding provided By Cornell Capital Partners during the three months ended March 31, 2004, as well as reduced resales of software and technology equipment and service fees in 2004 compared with 2003. These items were partially offset by a reduction to general and administrative expense relating to the Company's option repricing program and a gain on extinguishment of debt during 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was approximately $1,130,000 for the three months ended March 31, 2004, compared with $253,000 for the three months ended March 31, 2003. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 2004 and 2003 was $129,000 and $5,000, respectively. Net cash provided by financing activities for the three months ended March 31, 2004 and 2003 was $1,855,000 and $196,000, respectively.

      During the three months ended March 31, 2004 and 2003, NeoMedia's net loss totaled $2,222,000 and $903,000, respectively. As of March 31, 2004, NeoMedia had accumulated losses from operations of $78,369,000, had a working capital deficit of $6,264,000, and $635,000 in cash balances.

      The  accompanying  consolidated  financial  statements  have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern. NeoMedia may obtain up to $20 million over the next two years through its Standby Equity Distribution Agreement with Cornell Capital Partners LP. As of May 10, 2004, NeoMedia had obtained approximately $3.6 million under its previous $10 million Equity Line of Credit Agreement with Cornell, and an additional $5 million in promissory notes, which may be repaid from the proceeds of sale of common stock under the current $20 million Standby Equity Distribution Agreement with Cornell. In addition, if the average closing bid price of NeoMedia's common stock for any five day period exceeds $0.10, NeoMedia may force the exercise of 40 million warrants held by Cornell, resulting in additional cash to the Company of $2 million. Management believes that it has sufficient funding to sustain operations through December 31, 2004, however, there can be no assurances that the market for NeoMedia's stock will support the sale of sufficient shares of NeoMedia's common stock to raise sufficient capital to sustain operations for such a period, or that actual revenue will meet management's expectations. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

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

      AIRCLIC, INC., SCANBUY, INC., AND LSCAN TECHNOLOGIES, INC.

      On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc. in the Northern District of Illinois, Eastern Region, claiming that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia's patents. The complaint states that on information and belief, AirClic, Scanbuy and LScan have had actual and constructive notice of the existence of the patents-in-suite, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents in suit. On April 15, 2004, the court dismissed the suit against AirClic and Scanbuy for lack of personal jurisdiction. The suit against LScan remains in the Northern District of Illinois, Eastern Region. On April 20, 2004, NeoMedia refiled the suit against AirClic in Pennsylvania and the suit against Scanbuy in New York, both for patent infringment. On April 19, 2004, AirClic filed suit against NeoMedia in the Eastern District of Pennsylvania claiming that some of the NeoMedia patents are invalid. On March 29, 2004, Scanbuy filed suit against NeoMedia in the Southern District of New York alleging that NeoMedia infringed Scanbuy's copyrights, violated the Lanham Act and committed deceptive trade practices and tortuous interference.

      VIRGIN ENTERTAINMENT GROUP

      On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore ("Virgin"). The complaint for Patent Infringement and Damages was filed in the United States District Court for the Northern District of Illinois, Eastern Division, by Baniak Pine & Gannon, NeoMedia's intellectual property law firm. The complaint claims that Virgin has infringed four of NeoMedia's patents
-  U.S.  Patents  Nos.  5,933,829,  5,978,773,  6,108,656,  and  6,199,048.  The
complaint alleges that the Virgin Megaplay Stations located in Virgin's Megastores infringe NeoMedia's patents by using Virgin's Megascan technology to allow customers to scan UPC codes from in-store CDs and DVDs to access Internet-based product information, such as music and movie previews, and album and video art. The complaint also alleges that Virgin had notice of NeoMedia's patents since the latter part of 2002 or before, yet it continued with its infringing activities. The complaint seeks compensatory damages for Virgin's infringement, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin Virgin from its infringing activities.

      OTHER LITIGATION

      On August 20, 2001, Ripfire, Inc. filed suit against NeoMedia in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between NeoMedia and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, NeoMedia settled this suit for $133,000 of common stock, to be valued at the time of registration of the shares. NeoMedia's stock was trading at approximately $0.05 at that time. NeoMedia included for registration 2.7 million shares in the name of Ripfire in its Form S-1 that was declared effective by the

SEC on February 14, 2003. NeoMedia's stock was trading at approximately $0.02 on February 14, 2003. The actual number of shares to be issued to Ripfire per the pricing outlined in the agreement was approximately 9.8 million. On March 31, 2003, NeoMedia issued the 2.7 million shares of common stock that had been registered in the S-1 to Ripfire. During April 2004, the Company and Ripfire settled this matter for cash payments totaling $30,000. NeoMedia had a remaining accrued liability of $30,000 relating to this matter as of March 31, 2004.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills, plus interest and attorney fees. During July 2003, NeoMedia settled the suit for cash payments over a period of approximately one year. NeoMedia had an accrued liability of approximately $67,000 relating to this matter as of March 31, 2004.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against NeoMedia seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, NeoMedia settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. If the balance is paid within one year of the settlement, NeoMedia will not pay interest charges. NeoMedia had a remaining liability of approximately $81,000 relating to this matter as of March 31, 2004, which was included in notes payable.

      On February 6, 2003, Allen Norton & Blue, P.A., filed a complaint against NeoMedia seeking payment of approximately $25,000 in past due legal services. NeoMedia has agreed to a payment plan relating to this matter under which the balance will be paid over approximately 12 months. NeoMedia had a liability of approximately $5,000 relating to this matter as of March 31, 2004.

      On April 18, 2003, a former participant in NeoMedia's 2001 self-insured health plan sued NeoMedia to recover approximately $46,000 in unpaid health claims from 2001. On December 1, 2003, NeoMedia settled this suit for cash payments over a period of approximately one year. NeoMedia had accrued approximately $24,000 as of March 31, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (A), (B), (C) AND (D)

      None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      (a) NeoMedia is in default on the note payable held by Merrick & Klimek, P.C., as more fully described in Item 1, Legal Proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:

EXHIBIT NO.    DESCRIPTION                                                 LOCATION
------------   --------------------------------------------------------    --------------------
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


(b) REPORTS ON FORM 8-K:

NeoMedia filed a report on Form 8-K on February 10, 2004, with respect to Item 5, reporting that it had completed its acquisition of CSI International, Inc.

NeoMedia filed a report on Form 8-K/A on April 12, 2004, with respect to Items 2 and 7, amending the Form 8-K filed on February 10, 2004, including the financial statements of the acquired business, CSI International, Inc.

                                                SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEOMEDIA TECHNOLOGIES, INC.

                                         Registrant

   Date:    May 19, 2004                 By: /s/ Charles T. Jensen
                                         ------------------------------
                                         Charles T. Jensen, President, Acting
                                         Chief Executive Officer, Chief
                                         Operating Officer, and Director

   Date:    May 19, 2004                 By: /s/ David A. Dodge
                                         ---------------------------
                                         David A. Dodge, Vice President,
                                         Chief Financial Officer, and Controller