Form 10QSB
period 2004-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2004-08-09
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                 FORM 10-QSB
                                   (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

      As of July 30, 2004, there were 337,308,636 outstanding shares of the issuer's Common Stock.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JUNE 30,
                                                                         2004
                                                                       ---------

ASSETS
Current assets:
       Cash and cash equivalents                                       $    327
       Trade accounts receivable, net of allowance for doubtful
         accounts of $46                                                    239
       Inventories, net of allowance for obsolete & slow-moving
         inventory of $13                                                    64
       Prepaid expenses and other current assets                            419
                                                                       --------
       Total current assets                                               1,049


       Property and equipment, net                                          115
       Capitalized patents, net                                           2,292
       Capitalized and purchased software costs, net                         85
       Excess of purchase price over tangible assets of CSI               3,056
       Other long-term assets                                               743
                                                                       --------

            Total assets                                               $  7,340
                                                                       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
       Accounts payable                                                $  1,829
       Amounts due under financing agreements                               102
       Amounts payable under settlement agreements                          537
       Liabilities of discontinued business unit                            664
       Sales taxes payable                                                  121
       Accrued expenses                                                   1,444
       Deferred revenues and other                                          603
       Notes payable, net of unamortized discount of $334                 1,302
                                                                       --------
            Total current liabilities                                     6,602

Long-term portion of amounts payable under settlement agreements,
  net of current portion                                                     24
                                                                       --------


            Total liabilities                                             6,626
                                                                       --------

Shareholders' deficit:
       Preferred stock, $0.01 par value, 25,000,000 shares
         authorized, none issued and outstanding                             --
       Common stock, $0.01 par value, 1,000,000,000 shares
         authorized, 329,788,130 shares issued and 323,925,084
         outstanding                                                      3,239
       Additional paid-in capital                                        79,182
       Deferred stock-based compensation                                   (582)
       Deferred equity financing costs                                     (130)
       Accumulated deficit                                              (80,200)
       Accumulated other comprehensive loss - foreign currency
         translation adjustment                                             (16)
       Treasury stock, at cost, 201,230 shares of common stock             (779)
                                                                       --------
       Total shareholders' equity                                           714
                                                                       --------
            Total liabilities and shareholders' deficit                $  7,340
                                                                       ========


              The accompanying notes are an integral part of this
                     condensed consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                       2004           2003
                                                  -------------   -------------
NET SALES:
    License fees                                  $          88   $         160
    Resale of software and technology equipment
      and service fees                                      171             514
    Micro paint repair products and services
                                                            189              --
                                                  -------------   -------------
    Total net sales                                         448             674
                                                  -------------   -------------

COST OF SALES:
    License fees                                             81              75
    Resale of software and technology equipment
      and service fees                                      173             486
    Micro paint repair products and services                168              --
                                                  -------------   -------------
    Total cost of sales                                     422             561
                                                  -------------   -------------

GROSS PROFIT (LOSS)                                          26             113

    Sales and marketing expenses                            522             122
    General and administrative expenses                     399             750
    Research and development costs                          122              76
                                                  -------------   -------------

    Loss from operations                                 (1,017)           (835)
    Gain on extinguishment of debt                           (3)             --
    Amortization of debt discount                          (772)             --
    Interest expense, net                                   (39)           (117)
                                                  -------------   -------------

NET LOSS                                                 (1,831)           (952)

    Other comprehensive loss:
      Foreign currency translation adjustment                 6              --
                                                  -------------   -------------

COMPREHENSIVE LOSS                                $      (1,825)  $        (952)
                                                  =============   =============

LOSS PER SHARE--BASIC AND DILUTED                 $       (0.01)  $       (0.01)
                                                  =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC
  AND DILUTED                                       305,327,410      78,404,148
                                                  =============   =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                        2004           2003
                                                   ------------   -------------
NET SALES:
    License fees                                  $         160   $         269
    Resale of software and technology equipment
      and service fees                                      363           1,279
    Micro paint repair products and services                275              --
                                                  -------------   -------------
    Total net sales                                         798           1,548
                                                  -------------   -------------

COST OF SALES:
    License fees                                            170             151
    Resale of software and technology equipment
      and service fees                                      333           1,188
    Micro paint repair products and services                225              --
                                                  -------------   -------------
    Total cost of sales                                     728           1,339
                                                  -------------   -------------

GROSS PROFIT (LOSS)                                          70             209

    Sales and marketing expenses                            947             261
    General and administrative expenses                     777           1,469
    Research and development costs                          240             165
                                                  -------------   -------------

    Loss from operations                                 (1,894)         (1,686)
    Gain on extinguishment of debt                          123              --
    Amortization of debt discount                        (2,166)             --
    Interest expense, net                                  (116)           (169)
                                                  -------------   -------------

NET LOSS                                                 (4,053)         (1,855)

    Other comprehensive loss:
      Foreign currency translation adjustment               (16)             --
                                                  -------------   -------------

COMPREHENSIVE LOSS                                $      (4,069)  $      (1,855)
                                                  =============   =============

LOSS PER SHARE--BASIC AND DILUTED                 $       (0.01)  $       (0.03)
                                                  =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC
  AND DILUTED                                       287,733,421      57,796,124
                                                  =============   =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                               2004       2003
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 ($4,053)   ($1,855)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of discount on note payable                   2,166         --
    Depreciation and amortization                                263        247
    Stock issued to reacquire rights under a contract             24
    Fair value of expense portion of stock-based
      compensation granted for professional services             381        348
    Interest expense allocated to debt                             3         60
    Discount related to common stock issuance                     --         65
    (Increase)/decrease in value of life insurance
      policies                                                    11         (8)
    Increase (decrease) of fair value of repriced
      options                                                   (243)       204
    Changes in operating assets and liabilities
      Trade accounts receivable, net                             (39)       100
      Inventory                                                   (7)        --
      Other current assets                                        64        101
      Accounts payable, amounts due under financing
        agreements, liabilities in excess of assets of
        discontinued business unit, accrued expenses
        and stock liability                                     (919)      (120)
      Deferred revenue other current liabilities                  88        (81)
                                                             -------    -------
       Net cash used in operating activities                  (2,261)      (939)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capitalization of software development and
      purchased intangible assets                                (74)       (19)
    Acquisition of property and equipment                        (81)       (40)
                                                             -------    -------
      Net cash used in investing activities                     (155)       (59)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock, net
      of issuance costs of $391                                3,675      1,170
    Net proceeds from exercise of stock options and
      warrants                                                   581         71
    Borrowings under notes payable and long-term debt          5,000         --
    Repayments on notes payable and long-term debt            (4,168)      (160)
    Cash paid to acquire CSI International, Inc. (net
      of cash acquired)                                       (2,390)        --
                                                             -------    -------
      Net cash provided by financing activities                2,698      1,081
                                                             -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (16)        --

NET INCREASE IN CASH AND CASH EQUIVALENTS                        266         83

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    61         70
                                                             -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   327    $   153
                                                             =======    =======
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid/(received) during the period               $    50    $     6
    Income taxes paid                                             --         --
    Non-cash investing and financing activities:
      Reduction in accounts payable and accruals for
        debt paid in stock                                       190         37
      Fair value of stock issued for services and
        deferred to future periods                               585         --
      Fair value of shares issued to acquire CSI
        Int'l (net of costs of registration)                     695         --
      Change in net assets resulting from acquisition
        of CSI (net of cash acquired)                          3,090         --
      Gain on extinguishment of debt                             123         --
      Direct costs associated with Standby Equity
        Distribution Agreement                                   965         --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

      The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries ("NeoMedia" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 2004, the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

      The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price was allocated as follows:

                                                             (Dollars in
                                                              Thousands)
                                                             -----------
         Value of 7 Million Shares Issued ($0.10 per share)      $   700
         Cash paid                                                 2,500
         Direct costs of acquisition                                   5
                                                             -----------
            Total Fair Value of Purchase Price                   $ 3,205
                                                             -----------

         Assets Purchased:
            Cash                                                 $   115
            Accounts receivable, net                                  67
            Inventory                                                 54
            Other current assets                                      12
            Investments                                               25
            Property, plant & equipment                                8
            Excess of purchase price over net tangible assets      3,059
                                                             -----------
               Total Assets Purchased                              3,340
                                                             -----------

         Less Liabilities Assumed:
            Accounts payable                                         (23)
            Accrued liabilities                                      (12)
            Notes payable                                           (100)
                                                             -----------
               Total Liabilities Assumed                            (135)
                                                             -----------

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

      The accompanying consolidated statement of operations presented herein contains the results of operations for CSI for the period February 6, 2004, through June 30, 2004.

      Pro-forma results of operations as if NeoMedia and CSI had combined as of January 1, 2004 are as follows:

                                 THREE MONTHS ENDED JUNE 30, 2004                        SIX MONTHS ENDED JUNE 30, 2004
                        ----------------------------------------------- -----------------------------------------------------------
                                              (A)                                              (A)
                                           PRO-FORMA                                        PRO-FORMA
                                     CSI    ADJUST-        PRO-FORMA                  CSI    ADJUST-                    PRO-FORMA
                         NEOMEDIA   INT'L    MENTS         COMBINED      NEOMEDIA    INT'L    MENTS                      COMBINED
                        ----------- ------ ----------     ------------ ------------- ------ ----------                -------------
 Total net sales              $448      --        -- (A)        $448          $798    $339      ($275) (A)                     $862
 Loss from operations      ($1,017)     --        -- (A)     ($1,017)      ($1,894)  ($589)      $563  (A)                  ($1,920)
 Net loss                  ($1,831)     --        -- (A)     ($1,831)      ($4,053)  ($589)      $563  (A)                  ($4,079)
 Net loss per share-
   basic and diluted        ($0.01)                           ($0.01)       ($0.01)                    (A)                   ($0.01)
 Weighted average
   number of common
   shares - basic
   and diluted         305,327,410                --     305,327,410   287,733,421          7,000,000  (B)              294,733,421

Pro-forma Adjustments

(A) - Adjustments   are to reflect  operations  of  CSI  from  February  6, 2004 through June 30, 2004, which are included in NeoMedia's operations for the three months ended June 30, 2004.

(B) - To adjust weighted average shares outstanding as if the 7,000,000 shares issued as part of the purchase price of CSI on February 6, 2004, had been issued on January 1, 2004


      Pro-forma results of operations as if NeoMedia and CSI had combined as of January 1, 2003 are as follows:

                                 THREE MONTHS ENDED JUNE 30, 2003                       SIX MONTHS ENDED JUNE 30, 2003
                        ---------------------------------------------------  -----------------------------------------------------
                                                 (A)                                                    (A)
                                              PRO-FORMA                                               PRO-FORMA
                                      CSI      ADJUST-          PRO-FORMA                     CSI      ADJUST-        PRO-FORMA
                         NEOMEDIA    INT'L      MENTS            COMBINED      NEOMEDIA      INT'L      MENTS          COMBINED
                        ------------ ------- ------------      ------------  -------------- --------- ---------      -------------
 Total net sales              $674     $141           --              $815         $1,548      $268          --             $1,816
 Income (loss) from
   operations                ($835)      $7           --             ($828)       ($1,686)       $9          --            ($1,677)
 Net income (loss)           ($952)      $7           --             ($945)       ($1,855)       $9          --            ($1,846)
 Net loss per share-
  basic and diluted         ($0.01)                                 ($0.01)        ($0.03)                                  ($0.03)
 Weighted average
  number of common
  shares - basic and
  diluted               78,404,148             7,000,000 (C)    85,404,148     57,796,124             7,000,000 (C)     64,796,124

Pro-forma Adjustments

(C) - To adjust weighted average shares outstanding as if the 7,000,000 shares issued as part of the purchase price of CSI on February 6, 2004, had been issued on January 1, 2003

STANDBY EQUITY DISTRIBUTION AGREEMENT WITH CORNELL CAPITAL PARTNERS, LP ("CORNELL")

      On February 11, 2003, NeoMedia and Cornell entered into an Equity Line of Credit Agreement under which Cornell agreed to purchase up to $10 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at the Company's discretion. The maximum amount of each purchase was $150,000 with a minimum of seven days between purchases. The shares were valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia. The Company paid 5% of the gross proceeds of each purchase to Cornell.

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

      During the six months ended June 30, 2004, the Company sold 51,102,076 shares of its common stock to Cornell under the Standby Equity Distribution Agreement. The following table summarizes funding received from Cornell during the six months ended June 30, 2004:

                                         THREE         THREE           SIX
                                         MONTHS        MONTHS         MONTHS
                                         ENDED         ENDED          ENDED
                                       MARCH 31,      JUNE 30,       JUNE 30,
                                          2004          2004           2004
                                     ------------   ------------   ------------

Number of shares sold to Cornell       21,282,203     29,819,873     51,102,076

Gross Proceeds from sale of shares
  to Cornell                         $  2,332,000   $  2,308,000   $  4,640,000

Less: discounts and fees*                (500,000)      (465,000)      (965,000)
                                     ------------   ------------   ------------
  Net Proceeds from sale of shares
    to Cornell                       $  1,832,000   $  1,843,000   $  3,675,000
                                     ------------   ------------   ------------


* - Per Standby Equity Distribution Agreement, stock is valued at 98% of the lowest closing bid price during the week it is sold


PROMISSORY NOTES PAYABLE TO CORNELL

      On January 20, 2004, the Company borrowed from Cornell the gross amount of $4,000,000 before Cornell discounts and fees. Of the $4,000,000 funding, $2,500,000 was used to fund the acquisition of CSI International, Inc. during February 2004. Cornell withheld a $315,000 retention fee related to the issuance of stock to pay off the debt in the future. As of June 30, 2004, the Company had reduced the balance payable on the note to $480,000. During July 2004, the Company paid the remaining balance on the note.

      On April 8, 2004, the Company borrowed from Cornell the gross amount of $1,000,000 before Cornell discounts and fees. Cornell withheld a $76,000 retention fee related to the issuance of stock to pay off the debt in the future. As of June 30, 2004, the Company had not made any payment against the principal. As of July 23, 2004, the Company had reduced the balance on the note to $800,000. The note matures on October 5, 2004, after which the Company has a 60-day period in which to cure any defaults without penalty. The note accrues interest at a rate of 24% beginning only upon expiration of the 60-day cure period after maturity. The Company has the option to repay any remaining principal of either note in cash. The Company expects to pay the remaining note balance by applying the proceeds from the sale stock under the terms of the Standby Equity Distribution Agreement toward the outstanding principal on the notes.

      On July 2, 2004, the Company borrowed from Cornell the gross amount of $1,000,000 before Cornell discounts and fees. Cornell withheld a $76,000 retention fee related to the issuance of stock to pay off the debt in the future. The Company has not made any payments against the principal. The note matures on September 30, 2004. The note accrues interest at a rate of 12% beginning only upon maturity (after September 30, 2004). The Company has the option to repay any remaining principal of either note in cash. The Company expects to pay the remaining note balance by applying the proceeds from the sale stock under the terms of the Standby Equity Distribution Agreement toward the outstanding principal on the notes.

      The Company also granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share during January 2004. In April 2004, the Company filed a Form SB-2 to register 40 million shares underlying warrants granted to Cornell in connection with a promissory note issued by the Company to Cornell. In May 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission.

      The fair value of the warrants using the Black/Scholes pricing model was $5,000,000. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has compared the relative fair values of the warrants and the face value of the notes, and has allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note issued in January 2004 and $0.5 million against the $1 million note in April 2004. The $2.5 million was recorded as a discount against the carrying value of the note. The $2.5 million being allocated to the notes is considered a discount on the promissory notes, and therefore is being amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, "Debt Issue Costs" of SFAS 141, "Business Combinations". Accordingly, the Company recorded an amortization of discount of $772,000 and $2,166,000 related to the warrants during the three months and six months ended June 30, 2004, respectively,.

OPTION REPRICING PROGRAM

      During May 2003, the Company re-priced approximately 8.0 million stock options under a 6-month repricing program. Under the terms of the program, the exercise price for outstanding options under the Company's 2002, 1998, and 1996 Stock Option Plans was restated to $0.01 per share. During June 2004, the deadline for the option repricing was extended to December 31, 2004 by the Stock Option Committee of NeoMedia's Board of Directors. In accordance with FASB Interpretation, FIN 44, "Accounting for Certain Transactions Involving Stock Transactions", the award has been accounted for as variable from May 19, 2003 through the period ended June 30, 2004. The closing price of the Company's common stock on June 30, 2004, March 31, 2004, and December 31, 2003 was $0.067, $0.09, and $0.137 per share, respectively. As a result, the Company recorded a reduction to general and administrative expense of $163,000 and $80,000 during the three months ended March 31, 2004 and June 30, 2004. The adjustment was recorded in order to reflect the decrease of the fair value of options still unexercised under the repricing program under variable accounting.

OTHER EVENTS

      On June 25, 2004, the Company issued 322,228 shares of its common stock valued at $24,000, plus $8,000 cash to 540608 Alberta Ltd., a distributor of the Company's micro paint repair products, in exchange for the forfeiture by 540608 Alberta Ltd. of exclusive distribution rights in the greater Edmonton, Alberta, Canada area. 540608 Alberta Ltd. had purchased the exclusivity rights in 1992 from CSI International, Inc.

      On February 6, 2004, the Company entered into a consulting agreement with an unrelated third party, under which the consultant will provide sales and marketing services relating to the Company's Micro Paint business unit over a period of three years. As consideration for the contract, the Company issued 6,055,556 options with an exercise price of $0.01 to the consultant. The fair value of the options at the time of issuance was $550,000. The Company is recognizing the fair value as sales and marketing expense over the term of the contract (three years). Accordingly, the Company recognized $81,000 in expense relating the contract during the six months ended June 30, 2004.

      During January 2004, the Company entered into a consulting agreement with James J. Keil, a member of the Company's board of directors, for consulting services to be provided over a period of six months in connection with NeoMedia's sales strategies and processes. The contract calls for monthly payments of $4,500 during the term of the contract. The Company recognized $27,000 in general and administrative expense relating to the contract during the six months ended June 30, 2004.

PRO-FORMA INFORMATION REQUIRED BY SFAS 148

      At June 30, 2004, the Company has five stock-based employee compensation plans (the 2003 Stock Incentive Plan, the 2003 Stock Option Plan, the 2002 Stock Option Plan, the 1998 Stock Option Plan, and the 1996 Stock Option Plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                        -------------------   -------------------
                                          2004       2003       2004       2003
                                        --------   --------   --------   --------
Net Loss, as reported                    ($1,831)     ($952)   ($4,053)   ($1,855)
Compensation recognized under APB 25           5         --          9         --
Compensation recognized under SFAS 123      (368)      (118)      (711)      (236)
                                        -------------------   -------------------
  Pro-forma net loss                     ($2,194)   ($1,070)   ($4,755)   ($2,091)
                                        ===================   ===================

Net Loss per share:
Basic and diluted - as reported           ($0.01)    ($0.01)    ($0.01)    ($0.03)
                                        ===================   ===================
Basic and diluted - pro-forma             ($0.01)    ($0.01)    ($0.02)    ($0.04)
                                        ===================   ===================

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

      NeoMedia Micro Paint Repair (NMPR) is the business unit encompassing the Company's recently-acquired CSI International micro paint repair line. NMPR is attempting to commercialize its micro-paint repair solution. The Company completed its acquisition of CSI on February 6, 2004

      The Company's reportable segments are strategic business units that offer different technology and marketing strategies. NCIS operates principally in the United States. NISS operates principally in the United States and Europe. NMPR is headquartered in Ft. Myers, Florida, and currently sells into Canada, the United States, Australia, and New Zealand. During the six months ended June 30, 2004, NeoMedia derived 32% of its revenue from customers based in Canada.

        Consolidated net sales, net operating losses for the three-month and six-month periods ended June 30, 2004 and 2003, and identifiable assets as of June 30, 2004, were as follows:

                                                    (in thousands)
                                        --------------------------------------
                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                        ------------------  ------------------
                                          2004      2003      2004      2003
                                        --------  --------  --------  --------
NET SALES:
   NeoMedia Consulting &
     Integration Services                   $230      $662      $481    $1,523
   NeoMedia Internet Switching Service        29        12        42        25
   NeoMedia Micro Paint Repair               189        --       275        --
                                        ------------------  ------------------
                                            $448      $674      $798    $1,548
                                        ------------------  ------------------

NET LOSS:
   NeoMedia Consulting &
     Integration Services                  ($227)    ($726)    ($483)    ($154)
   NeoMedia Internet Switching Service      (436)     (226)     (841)   (1,701)
   NeoMedia Micro Paint Repair              (396)       --      (563)       --
   Amortization of Cornell Debt
     Discount                               (772)       --    (2,166)       --
                                        ------------------  ------------------
                                         ($1,831)    ($952)  ($4,053)  ($1,855)
                                        ------------------  ------------------

IDENTIFIABLE ASSETS:
   NeoMedia Consulting &
     Integration Services                   $223
   NeoMedia Internet Switching Service     2,352
   NeoMedia Micro Paint Repair             3,263
   Corporate                               1,502
                                        --------
                                          $7,340
                                        --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

NISS (PHYSICAL-WORLD-TO-INTERNET OFFERINGS) BUSINESS UNIT DEVELOPMENTS.

      Over the past several years, NeoMedia's focus has been aimed toward the commercialization of its Internet Switching Systems (NISS) business unit. NISS consists of the patented PaperClick(TM) technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for its end-users, competitive advantage for their business partners and return-on-investment for their investors. To this end, NeoMedia has signed four intellectual property licenses since inception, and also acquired additional patents as part of its acquisition of Secure Source Technologies, Inc. during 2003.

      On September 8, 2003, NeoMedia announced its PaperClick for Camera Cell Phones(TM) product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone, such as the Nokia 3650 model. During the second quarter of 2004, NeoMedia introduced its PaperClick Mobile Go-Window(TM), a horizontal bar on the screen of a wireless device where users can enter numeric strings from UPC or other bar codes to link directly to targeted online information via patented PaperClick technology and software. The PaperClick Mobile Go-Window(TM) currently works with Palm(TM) Tungsten C PDA, the Handspring(TM) Treo 270 and 600 Smartphones, Pocket PC(R), and the Java MIDP 2.0 (Mobile Independent Device Profile) standard.

      On October 30, 2003, NeoMedia unveiled the go-to-market strategy for its PaperClick suite of products. Over the past several months, NeoMedia has signed contracts with several key partners outlined in the strategy, including agents Big Gig Strategies, SRP Consulting, and Relyco, systems integrator Science Applications International Corporation (SAIC), and European advertising agency 12Snap. In June 2004, NeoMedia entered into a collaborative agreement with Intel Corporation for NeoMedia's PaperClick mobile connectivity platform to operate on the recently introduced Intel PXA27x processor family-based cellular phones.

      On June 3, 2004, NeoMedia announced that it signed a teaming agreement with IPSO, an integrator of proprietary solutions developed by its provider companies for financial institution members and a leader in meeting Check 21 standards. Enacted by Congress and signed into law last year, Check 21 requires banks to begin accepting substitute checks (called IRDs for image replacement documents) in lieu of original checks as of October 29, 2004. NeoMedia and IPSO could partner on proposals and presentations surrounding Check 21.

NMPR (MICRO PAINT REPAIR) BUSINESS UNIT DEVELOPMENTS.

      On February 6, 2004, NeoMedia acquired 100% ownership of CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia currently has approximately 50 active paint repair end-user system agreements.

      On June 1, 2004, NeoMedia announced that it had entered into a distribution agreement with Micro Paint Systems (Australasia) Limited of New Zealand for exclusive distribution rights to NeoMedia's micro paint repair products in Australia and New Zealand. The agreement is contingent upon a minimum purchase of 500 systems over five years in that territory. NeoMedia received an initial payment on signing of the contract, which included the fee for four initial systems.

      On June 22, 2004, NeoMedia announced its new product called "Silver Solutions," a process created specifically to mend the popular high metallic and pearl paint finishes on new cars.

      On July 7, 2004, NeoMedia announced the appointment of Arthur W. Gilfus to the newly-created position of global vice president of sales for the Micro Paint Repair Business Unit.

      On July 16, 2004, NeoMedia announced that its NeoMedia Micro Paint Repair business unit added five more licensees as part of a private label contract with Crackmaster Distributors Ltd., a Canadian auto aftermarket company.

      On August 2, 2004, NeoMedia announced that it signed a distribution agreement with Motor Dealer's Association (MDA) Co-Auto Ltd., the largest buying consortium for new car franchised dealers in Western Canada. The agreement provides exclusive rights for MDA Co-Auto to market NeoMedia's micro paint repair system to its member dealers. MDA Co-Auto has 1,050 member dealers in British Columbia, Alberta, Saskatchewan, Manitoba and the Yukon.

NCIS (SYSTEMS INTEGRATION) BUSINESS UNIT DEVELOPMENTS.

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

ACQUISITIONS

      CSI INTERNATIONAL, INC. On February 6, 2004, NeoMedia acquired 100% ownership of CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia paid 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains a sales office in Calgary, Alberta, Canada.

      BSD  SOFTWARE,  INC. On December 9, 2003,  NeoMedia  signed a  non-binding letter of intent to acquire Triton Global Business Services Inc. and its parent company, BSD Software Inc. (Pink Sheets: BSDS), both of Calgary, Alberta, Canada. The LOI outlined terms, including an exchange of one share of NeoMedia common stock for each share of BSD Software, not to exceed 40 million shares. The transaction is dependent on due diligence by both companies, approval by NeoMedia's Board of Directors, BSD Software's Board of Directors and shareholders, and any required regulatory approvals. Triton, formed in 1998 and acquired by BSD in 2002, is an Internet Protocol-enabled provider of live and automated operator calling services, e-business support, billing and clearinghouse functions and information management services to telecommunications, Internet and e-business service providers. The companies are currently completing their due diligence.

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

CRITICAL ACCOUNTING POLICIES

      The U.S. Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; and the valuation of intangibles, which affects amortization and write-offs of goodwill and other intangibles. NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

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

      (2) Revenue for resale of software and technology equipment and service fee is recognized based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," as amended (SAB 104). Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed. NeoMedia uses stand-alone pricing to determine an element's vendor specific objective evidence (VSOE) in order to allocate an arrangement fee amongst various pieces of a multi-element contract. NeoMedia records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

      Net sales. Total net sales for the three months ended June 30, 2004 were $448,000, which represented a decrease of $226,000, or 34%, from $674,000 for the three months ended June 30, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions, offset by an increase in sales resulting from the acquisition of the Company's micro paint repair business unit. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy. NeoMedia could also realize increased license fees if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

      License fees. License fees were $88,000 for the three months ended June 30, 2004, compared with $160,000 for the three months ended June 30, 2003, a decrease of $72,000, or 45%. The decrease was due to lower sales of internally developed software licenses in 2004. NeoMedia could realize a material increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy. NeoMedia could also realize increased license fees if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

      Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $343,000, or 67%, to $171,000 for the three months ended June 30, 2004, as compared to $514,000 for the three months ended June 30, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the three months ended June 30, 2004, rather than the three months ended June 30, 2003.

      Micro paint repair products and services. Sales of micro paint repair products and services were $189,000 for the three months ended June 30, 2004. NeoMedia acquired this business on February 6, 2004, so there were no sales of micro paint repair products and services during the three months ended June 30, 2003. NeoMedia expects sales of micro paint repair products and services to increase during 2004 as the Company implements its business to rollout its Micro Paint Repair solution.

      Cost of license fees. Cost of license fees was $81,000 for the three months ended June 30, 2004, an increase of $6,000, or 8%, compared with $75,000 for the three months ended June 30, 2003. The increase resulted from increased amortization of capitalized patent costs during 2004.

      Cost of resales. Cost of resales was $173,000 for the three months ended June 30, 2004, a decrease of $313,000, or 64%, compared with $486,000 for the three months ended June 30, 2003. The decrease resulted from decreased resales in 2004 compared with 2003. Cost of resales as a percentage of related resales was 101% in 2004, compared to 95% in 2003. This increase is due to revenue declining more rapidly than the fixed portion of costs of resales. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

      Cost of micro paint repair products and services. Cost of micro paint repair products and services was $168,000 for the three months ended June 30, 2004. NeoMedia acquired this business on February 6, 2004, so there were no cost of sales of micro paint repair products and services during the three months ended June 30, 2003. Cost of micro paint repair products and services as a percentage of related sales was 89%. NeoMedia expects cost of micro paint repair products and services to increase over the next 12 months as revenue continues to increase with the roll-out. NeoMedia also expects cost of sales as a percentage of sales to decrease over the next 12 months as the Company continues to implement its rollout of its higher-margin Micro Paint Repair products.

      Gross Profit. Gross profit was $26,000 for the three months ended June 30, 2004, a decrease of $87,000, or 77%, compared with gross profit of $113,000 for the three months ended June 30, 2003. This decrease was primarily the result of reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions.

      Sales and marketing. Sales and marketing expenses were $522,000 for the three months ended June 30, 2004, compared to $122,000 for the three months ended June 30, 2003, an increase of $400,000 or 328%. This increase resulted primarily from the addition of recently-acquired micro paint business sales force and cost associated with marketing, as well as promotion of the Company's PaperClick and Micro Paint Repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and anticipated rollout of the PaperClick and Micro Paint Repair product suites.

      General and administrative. General and administrative expenses decreased by $351,000, or 47%, to $399,000 for the three months ended June 30, 2004, compared to $750,000 for the three months ended June 30, 2003. The decrease resulted primarily from a decrease in stock-based professional services expense in 2004 compared with 2003, as well as a reduction to general and administrative expense of $80,000 relating to the Company's option repricing program during the three months ended June 30, 2004. NeoMedia expects general and administrative expense to increase over the next 12 months with the recent acquisition of CSI International and the potential acquisition of BSD Software.

      Research and development. During the three months ended June 30, 2004, NeoMedia charged to expense $122,000 of research and development costs, an increase of $46,000 or 61% compared to $76,000 for the three months ended June 30, 2003. The increase is primarily due to the addition of developers and development computer systems during 2004. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts, and the anticipated rollout of NeoMedia's PaperClick product suite.

      Amortization of debt discount. During the three months ended June 30, 2004, NeoMedia recognized an amortization of debt issuance cost of $772,000 relating to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell by NeoMedia during January 2004. NeoMedia did not recognize any such expense during the three months ended June 30, 2003. NeoMedia expects to recognize an additional $334,000 expense related to this discount during the third quarter of 2004, at which time the discount will be fully amortized and no more expense will be recorded.

      Interest expense. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense decreased by $78,000, or 67%, to $39,000 for the three months ended June 30, 2004 from $117,000 for the three months ended June 30, 2003, due to reduced expense associated with vendor settlements and debt in 2004 compared with 2003.

      Net Loss. The net loss for the three months ended June 30, 2004 was $1,831,000, which represented an increase of $879,000, or 92% from a $952,000 loss for the three months ended June 30, 2003. The increase resulted primarily from the non-cash amortization of debt issuance cost to funding provided By Cornell Capital Partners during the three months ended June 30, 2004, as well as reduced resales of software and technology equipment and service fees in 2004 compared with 2003. These items were partially offset by a reduction to general and administrative expense during 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

      Net sales. Total net sales for the six months ended June 30, 2004 were $798,000, which represented a decrease of $750,000, or 48%, from $1,548,000 for the six months ended June 30, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy. NeoMedia could also realize increased license fees if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

      License fees. License fees were $160,000 for the six months ended June 30, 2004, compared with $269,000 for the six months ended June 30, 2003, a decrease of $109,000, or 41%. The decrease was due to lower sales of internally developed software licenses in 2004. NeoMedia could realize a material increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy. NeoMedia could also realize increased license fees if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

      Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $916,000, or 72%, to $363,000 for the six months ended June 30, 2004, as compared to $1,279,000 for the six months ended June 30, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the six months ended June 30, 2004, rather than the six months ended June 30, 2003.

      Micro paint repair products and services. Sales of micro paint repair products and services were $275,000 for the six months ended June 30, 2004. NeoMedia acquired this business on February 6, 2004, so there were no sales of micro paint repair products and services during the six months ended June 30, 2003. NeoMedia expects sales of micro paint repair products and services to increase during 2004 as the Company implements its business to rollout its Micro Paint Repair solution.

      Cost of license fees. Cost of license fees was $170,000 for the six months ended June 30, 2004, an increase of $19,000, or 13%, compared with $151,000 for the six months ended June 30, 2003. The increase resulted from increased amortization of capitalized patent costs during 2004.

      Cost of resales. Cost of resales was $333,000 for the six months ended June 30, 2004, a decrease of $855,000, or 72%, compared with $1,188,000 for the six months ended June 30, 2003. The decrease resulted from decreased resales in 2004 compared with 2003. Cost of resales as a percentage of related resales was 92% in 2004, compared to 93% in 2003. This decrease is due to a slightly increased mix of higher-margin software maintenance products in 2004 compared with 2003. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

      Cost of micro paint repair products and services. Cost of micro paint repair products and services was $225,000 for the six months ended June 30, 2004. Cost of micro paint repair products and services as a percentage of related sales was 82%. NeoMedia acquired this business on February 6, 2004, so there were no cost of sales of micro paint repair products and services during the six months ended June 30, 2003. NeoMedia expects cost of micro paint repair products and services to increase over the next 12 months as revenue continues to increase with the roll-out. NeoMedia also expects cost of sales as a percentage of sales to decrease over the next 12 months as the Company continues to implement its rollout of its higher-margin Micro Paint Repair products.

      Gross Profit. Gross profit was $70,000 for the six months ended June 30, 2004, a decrease of $139,000, or 67%, compared with gross profit of $209,000 for the six months ended June 30, 2003. This decrease was primarily the result of reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions.

      Sales and marketing. Sales and marketing expenses were $947,000 for the six months ended June 30, 2004, compared to $261,000 for the six months ended June 30, 2003, an increase of $686,000 or 263%. This increase resulted primarily from the addition of recently-acquired micro paint business sales force and cost associated with marketing, as well as promotion of the Company's PaperClick and Micro Paint Repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and anticipated rollout of the PaperClick and Micro Paint Repair product suites.

      General and administrative. General and administrative expenses decreased by $692,000, or 47%, to $777,000 for the six months ended June 30, 2004, compared to $1,469,000 for the six months ended June 30, 2003. The decrease resulted primarily from a decrease in stock-based professional services expense in 2004 compared with 2003, as well as a reduction to general and administrative expense of $243,000 relating to the Company's option repricing program during the six months ended June 30, 2004. NeoMedia expects general and administrative expense to increase over the next 12 months with the recent acquisition of CSI International and the potential acquisition of BSD Software

      Research and development. During the six months ended June 30, 2004, NeoMedia charged to expense $240,000 of research and development costs, an increase of $75,000 or 45% compared to $165,000 for the six months ended June 30, 2003. The increase is primarily due to the addition of developers and development computer systems during 2004. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts, and the anticipated rollout of NeoMedia's PaperClick product suite.

      Gain on extinguishment of debt. During the six months ended June 30, 2004, NeoMedia recognized a gain on extinguishment of debt of $123,000, resulting from the payment of debt at a discount to the book value of the debt. NeoMedia did not recognize gain or loss on extinguishment of debt during the six months ended June 30, 2003.

      Amortization of debt discount. During the six months ended June 30, 2004, NeoMedia recognized an amortization of debt issuance cost of $2,166,000 relating to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell by NeoMedia during January 2004. NeoMedia did not recognize any such expense during the six months ended June 30, 2003. NeoMedia expects to recognize an additional $334,000 expense related to this discount during the third quarter of 2004, at which time the discount will be fully amortized and no more expense will be recorded.

      Interest expense. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense decreased by $53,000, or 31%, to $116,000 for the six months ended June 30, 2004 from $169,000 for the six months ended June 30, 2003, due to reduced expense associated with vendor settlements and debt in 2004 compared with 2003.

      Net Loss. The net loss for the six months ended June 30, 2004 was $4,053,000, which represented a $2,198,000, or 118% increase from a $1,855,000 loss for the six months ended June 30, 2003. The increase resulted primarily from the non-cash amortization of debt issuance cost to funding provided By Cornell Capital Partners during the three months ended June 30, 2004, as well as reduced resales of software and technology equipment and service fees in 2004 compared with 2003. These items were partially offset by a reduction to general and administrative expense during 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $2,261,000 for the six months ended June 30, 2004, compared with $939,000 for the six months ended June 30, 2003. NeoMedia's net cash flow used in investing activities for the six months ended June 30, 2004 and 2003 was $155,000 and $59,000, respectively. Net cash provided by financing activities for the six months ended June 30, 2004 and 2003 was $2,698,000 and $1,081,000, respectively.

      During the six months ended June 30, 2004 and 2003, NeoMedia's net loss totaled $4,053,000 and $1,855,000, respectively. As of June 30, 2004, NeoMedia had accumulated losses from operations of $80,200,000, had a working capital deficit of $5,553,000, and $327,000 in cash balances.

      The  accompanying  consolidated  financial  statements  have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern.

      NeoMedia may obtain up to $20 million over the next year and a half through its Standby Equity Distribution Agreement with Cornell Capital Partners. As of June 30, 2004, NeoMedia had drawn $5 million against the Standby Equity Distribution Agreement in the form of promissory notes which may be repaid from the proceeds of sale of common stock.

      In addition, if the average closing bid price of NeoMedia's common stock for any five day period exceeds $0.10, NeoMedia may force the exercise of 40 million warrants held by Cornell, resulting in additional cash to the Company of $2 million. In the absence of any major sales from its Micro Paint Repair or PaperClick products, management believes that it has sufficient funding to sustain operations through December 31, 2004, however, there can be no assurances that the market for NeoMedia's stock will support the sale of sufficient shares of NeoMedia's common stock to raise sufficient capital to sustain operations for such a period, or that actual revenue will meet management's expectations. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

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

      AIRCLIC, INC., SCANBUY, INC., AND LSCAN TECHNOLOGIES, INC.

      On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc. in the Northern District of Illinois, claiming that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia's patents. The complaint states that on information and belief, AirClic, Scanbuy and LScan have had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents in suit. On April 15, 2004, the court dismissed the suit against AirClic and Scanbuy for lack of personal jurisdiction. On April 20, 2004, NeoMedia re-filed the suit against AirClic in Pennsylvania and the suit against Scanbuy in New York, both for patent infringement. AirClic answered and counterclaimed on May 13, 2004. NeoMedia filed is answer to AirClic's counterclaim on June 2, 2004. NeoMedia filed an amended complaint on July 1, 2004, and AirClic answered on July 20, 2004. NeoMedia voluntarily dismissed the suit against LScan in the Northern District of Illinois and re-filed the suit on May 26, 2004, in the Eastern
District of Pennsylvania. After LScan failed to answer, NeoMedia filed and served its motion for default judgment on July 6, 2004. On April 19, 2004, AirClic filed suit against NeoMedia in the Eastern District of Pennsylvania claiming that some of the NeoMedia patents are invalid. NeoMedia answered and counterclaimed on May 18, 2004. AirClic answered NeoMedia's counterclaim on June 10, 2004. On March 29, 2004, Scanbuy filed suit against NeoMedia in the Southern District of New York alleging that NeoMedia infringed Scanbuy's copyrights, violated the Lanham Act and committed deceptive trade practices and tortious interference. Scanbuy filed an amended complaint on June 23, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004.

      VIRGIN ENTERTAINMENT GROUP

      On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore ("Virgin"). The complaint for Patent Infringement and Damages was filed in the United States District Court for the Northern District of Illinois, by Baniak Pine & Gannon, NeoMedia's intellectual property law firm. The complaint claims that Virgin has infringed four of NeoMedia's patents - U.S. Patents Nos. 5,933,829, 5,978,773, 6,108,656, and 6,199,048. The complaint alleges that the Virgin Megaplay Stations located in Virgin's Megastores infringe NeoMedia's patents by using Virgin's Megascan technology to allow customers to scan UPC codes from in-store CDs and DVDs to access Internet-based product information, such as music and movie previews, and album and video art. The complaint also alleges that Virgin had notice of NeoMedia's patents since the latter part of 2002 or before, yet it continued with its infringing activities. The complaint seeks compensatory damages for Virgin's infringement, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin Virgin from its infringing activities. Virgin answered NeoMedia's complaint on March 1, 2004.

      OTHER LITIGATION

      On August 20, 2001, Ripfire, Inc. filed suit against NeoMedia in the San Francisco County Superior Court seeking payment of $138,000 under a software license agreement entered into between NeoMedia and Ripfire in May 2001 relating to implementation of the Qode Universal Commerce Solution. On September 6, 2002, NeoMedia settled this suit for $133,000 of common stock, to be valued at the time of registration of the shares. NeoMedia's stock was trading at approximately $0.05 at that time. NeoMedia included for registration 2.7 million shares in the name of Ripfire in its Form S-1 that was declared effective by the SEC on February 14, 2003. NeoMedia's stock was trading at approximately $0.02 on February 14, 2003. The actual number of shares to be issued to Ripfire per the pricing outlined in the agreement was approximately 9.8 million. On March 31, 2003, NeoMedia issued the 2.7 million shares of common stock that had been registered in the S-1 to Ripfire. During April 2004, the Company and Ripfire settled this matter for cash payments totaling $30,000. NeoMedia had a remaining accrued liability of $15,000 relating to this matter as of June 30, 2004, which was paid in full during July 2004.

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills, plus interest and attorney fees. During July 2003, NeoMedia settled the suit for cash payments over a period of approximately one year. NeoMedia had an accrued liability of approximately $57,000 relating to this matter as of June 30, 2004.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against NeoMedia seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, NeoMedia settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. NeoMedia had a remaining liability of approximately $56,000 relating to this matter as of June 30, 2004, which was included in notes payable.

      On April 18, 2003, a former participant in NeoMedia's 2001 self-insured health plan sued NeoMedia to recover approximately $46,000 in unpaid health claims from 2001. On December 1, 2003, NeoMedia settled this suit for cash payments over a period of approximately one year. NeoMedia had a remaining balance of approximately $16,000 accrued as of June 30, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (A), (B), (C) AND (D)

      None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      (a) NeoMedia is in default on an unsecured promissory note payable held by Merrick & Klimek, P.C. During 2002, Merrick & Klimek, P.C. sued NeoMedia for nonpayment of the note. During 2003, the two parties settled the suit and NeoMedia is making installment payments against the balance through December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS:


EXHIBIT NO.   DESCRIPTION                             LOCATION
-----------   -------------------------------------   -----------------

31.1          Certification by Chief Executive        Provided herewith
              Officer pursuant to 15 U.S.C. Section
              7241, as adopted pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

31.2          Certification by Chief Financial        Provided herewith
              Officer pursuant to 15 U.S.C. Section
              7241, as adopted pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002

32.1          Certification by Chief Executive        Provided herewith
              Officer pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

32.2          Certification by Chief Financial        Provided herewith
              Officer pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002


      (B)   REPORTS ON FORM 8-K:

            On April 12, 2004, the Company filed an 8K/A to report the audited financial statements and proforma financial statements of CSI International, Inc., which became a wholly-owned subsidiary of the Company effective February 6, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEOMEDIA TECHNOLOGIES, INC.
                                  Registrant

  Date:  August 2, 2004           By: /s/ Charles T. Jensen
                                  ---------------------------------------
                                  Charles T. Jensen, President, Acting
                                  Chief Executive Officer, Chief
                                  Operating Officer, and Director


  Date:  August 2, 2004           By: /s/ David A. Dodge
                                  ---------------------------------------
                                  David A. Dodge, Vice President,
                                  Chief Financial Officer, and Controller