Form 10QSB
period 2004-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2004-11-05
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB
                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of October 25, 2004, there were 371,137,314 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,
                                                                       2004
                                                                   ------------
ASSETS

Current assets:
        Cash and cash equivalents                                    $  1,732
        Trade accounts receivable, net of allowance for
          doubtful accounts of $54                                        208
        Inventories, net of allowance for obsolete &
          slow-moving inventory of $13                                    111
        Prepaid expenses and other current assets                         432
                                                                     --------
        Total current assets                                            2,483

        Property and equipment, net                                       122
        Capitalized patents, net                                        2,229
        Capitalized and purchased software costs, net                      94
        Excess of purchase price over tangible assets of CSI            3,056
        Investment in IPoint-media, Ltd.                                1,000
        Other long-term assets                                            737
                                                                     --------
             Total assets                                            $  9,721
                                                                     ========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
        Accounts payable                                             $  1,667
        Amounts payable under settlement agreements                       477
        Liabilities of discontinued business unit                         664
        Sales taxes payable                                               131
        Accrued expenses                                                1,490
        Deferred revenues and other                                       475
        Investment payable                                              1,000
        Notes payable                                                   2,117
                                                                     --------
             Total current liabilities                                  8,021
                                                                     --------
Shareholders' equity:
        Preferred stock, $0.01 par value, 25,000,000 shares
          authorized, none issued and outstanding                          --
        Common stock, $0.01 par value, 1,000,000,000 shares
          authorized, 390,382,372 shares issued and
          361,204,990 outstanding                                       3,612
        Additional paid-in capital                                     81,012
        Deferred stock-based compensation                                (458)
        Accumulated deficit                                           (81,640)
        Accumulated other comprehensive loss - foreign
          currency translation adjustment                                 (47)
        Treasury stock, at cost, 201,230 shares of common stock          (779)
                                                                     --------
        Total shareholders' equity                                      1,700
                                                                     --------
             Total liabilities and shareholders' equity              $  9,721
                                                                     ========

          The accompanying notes are an integral part of this condensed consolidated balance sheet.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                            2004             2003
                                                                       -------------    -------------
NET SALES:
        License fees                                                   $          96    $          69
        Resale of software and technology equipment and service fees             138              392
        Micro paint repair products and services                                 237               --
                                                                       -------------    -------------
        Total net sales                                                          471              461
                                                                       -------------    -------------
COST OF SALES:
        License fees                                                              79               76
        Resale of software and technology equipment and service fees             147              378
        Micro paint repair products and services                                 151               --
                                                                       -------------    -------------
        Total cost of sales                                                      377              454
                                                                       -------------    -------------

GROSS PROFIT (LOSS)                                                               94                7

        Sales and marketing expenses                                             514              146
        General and administrative expenses                                      516            1,940
        Research and development costs                                           114               78
                                                                       -------------    -------------

        Loss from operations                                                  (1,050)          (2,157)

OTHER INCOME (EXPENSE)
        Gain (loss) on extinguishment of debt                                      6              (24)
        Amortization of debt discount                                           (334)              --
        Interest expense, net                                                    (62)             (24)
                                                                       -------------    -------------

NET LOSS                                                                      (1,440)          (2,205)

        Other comprehensive loss:
           Foreign currency translation adjustment                               (31)              --
                                                                       -------------    -------------

COMPREHENSIVE LOSS                                                     $      (1,471)   $      (2,205)
                                                                       =============    =============

LOSS PER SHARE--BASIC AND DILUTED                                      $       (0.00)   $       (0.01)
                                                                       =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC AND DILUTED              342,990,471      151,698,465
                                                                       =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                           2004             2003
                                                                      -------------    -------------
NET SALES:
       License fees                                                   $         256    $         338
       Resale of software and technology equipment and service fees             501            1,671
       Micro paint repair products and services                                 512               --
                                                                      -------------    -------------
       Total net sales                                                        1,269            2,009
                                                                      -------------    -------------
COST OF SALES:
       License fees                                                             249              227
       Resale of software and technology equipment and service fees             480            1,566
       Micro paint repair products and services                                 376               --
                                                                      -------------    -------------
       Total cost of sales                                                    1,105            1,793
                                                                      -------------    -------------

GROSS PROFIT (LOSS)                                                             164              216

       Sales and marketing expenses                                           1,461              407
       General and administrative expenses                                    1,293            3,409
       Research and development costs                                           354              243
                                                                      -------------    -------------

       Loss from operations                                                  (2,944)          (3,843)

OTHER INCOME (EXPENSE)
       Gain (loss) on extinguishment of debt                                    129              (24)
       Amortization of debt discount                                         (2,500)              --
       Interest expense, net                                                   (178)            (193)
                                                                      -------------    -------------

NET LOSS                                                                     (5,493)          (4,060)

       Other comprehensive loss:
          Foreign currency translation adjustment                               (47)              --
                                                                      -------------    -------------

COMPREHENSIVE LOSS                                                    $      (5,540)   $      (4,060)
                                                                      =============    =============

LOSS PER SHARE--BASIC AND DILUTED                                     $       (0.02)   $       (0.05)
                                                                      =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC AND DILUTED             324,471,293       89,440,869
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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                          ------------------
                                                                                            2004       2003
                                                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                            ($5,493)   ($4,060)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of discount on note payable                                              2,500         --
      Depreciation and amortization                                                           367        368
      Provision for doubtful accounts                                                          24
      Expense (decrease of fair value) for repriced options                                  (240)       748
      Fair value of expense portion of stock-based
        compensation granted for professional services                                        545        442
      Interest expense allocated to debt                                                        3         75
      Discount related to issuance of employee common stock                                    --        688
      Loss on payment of accounts payable in stock                                             --         24
      (Increase)/decrease in value of life insurance policies                                  17        (10)
      Changes in operating assets and liabilities
        Trade accounts receivable, net                                                         (8)       149
        Inventory                                                                             (54)        --
        Other current assets                                                                   90        217
        Accounts payable, amounts due under financing agreements, liabilities in excess
          of assets of discontinued business unit, accrued expenses and stock liability    (1,211)      (395)
        Deferred revenue other current liabilities                                            (40)      (303)
                                                                                          -------    -------
          Net cash used in operating activities                                            (3,500)    (2,057)
                                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalization of software development and purchased intangible assets                 (109)       (22)
      Acquisition of property and equipment                                                  (103)       (42)
                                                                                          -------    -------
        Net cash used in investing activities                                                (212)       (64)
                                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock, net of issuance costs of $620 in 2004
        and $308 in 2003                                                                    5,926      2,409
      Net proceeds from cash advances payable through the issuance of common stock             --      1,135
      Net proceeds from exercise of stock options and warrants                                581        340
      Borrowings under notes payable and long-term debt                                     8,000         75
      Repayments on notes payable and long-term debt                                       (6,687)      (260)
      Transfer to restricted cash for long-term debt                                           --       (600)
      Cash paid to acquire CSI International, Inc. (net of cash acquired)                  (2,390)        --
                                                                                          -------    -------
        Net cash provided by financing activities                                           5,430      3,099
                                                                                          -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (47)        --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,671        978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 61         70
                                                                                          -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 1,732    $ 1,048
                                                                                          =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid/(received) during the period                                          $    50    $     6
      Income taxes paid                                                                        --         --
      Non-cash investing and financing activities:
        Reduction in accounts payable and accruals for debt paid in stock                     190         72
        Fair value of stock and warrants issued with debt                                      --         56
        Fair value of stock issued for services and deferred to future periods                585         64
        Fair value of shares issued to acquire CSI Int'l (net of costs of registration)       695         --
        Change in net assets resulting from acquisition of CSI (net of cash acquired)       3,090         --
        Gain on extinguishment of debt                                                        129         --
        Direct costs associated with Standby Equity Distribution Agreement                  1,447      5,693

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries ("NeoMedia" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 2004, the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.


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

         The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price was allocated as follows:

                                                               (Dollars in
                                                                Thousands)
                                                              -------------
     Value of 7 Million Shares Issued ($0.10 per share)               $700
     Cash paid                                                       2,500
     Direct costs of acquisition                                         5
                                                              -------------
        Total Fair Value of Purchase Price                          $3,205
                                                              -------------

     Assets Purchased:
        Cash                                                          $115
        Accounts receivable, net                                        67
        Inventory                                                       54
        Other current assets                                            12
        Investments                                                     25
        Property, plant & equipment                                      8
        Excess of purchase price over net tangible assets            3,059
                                                              -------------
           Total Assets Purchased                                    3,340
                                                              -------------

     Less Liabilities Assumed:
        Accounts payable                                              (23)
        Accrued liabilities                                           (12)
        Notes payable                                                (100)
                                                              -------------
           Total Liabilities Assumed                                 (135)
                                                              -------------

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

         The accompanying consolidated statement of operations presented herein contains the results of operations for CSI for the period February 6, 2004, through September 30, 2004.

         Pro-forma results of operations as if NeoMedia and CSI had combined as of January 1, 2004 are as follows:

                                    THREE MONTHS ENDED SEPTEMBER 30, 2004            NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 --------------------------------------------     --------------------------------------------
                                                      (A)                                                (A)
                                                   PRO-FORMA                                          PRO-FORMA
                                              CSI   ADJUST-        PRO-FORMA                   CSI     ADJUST-       PRO-FORMA
                                  NEOMEDIA   INT'L   MENTS         COMBINED        NEOMEDIA   INT'L     MENTS        COMBINED
                                 ----------- ----- ---------     ------------     ---------- ------- ----------     ----------
Total net sales                        $471   --        --   (A)        $471        $1,269                    (A)       $1,333
                                                                                                574      (510)

Loss from operations               ($1,050)   --        --   (A)    ($1,050)       ($2,944)  (1,011)      985 (A)      ($2,970)

Net loss                           ($1,440)   --        --   (A)    ($1,440)       ($5,493)  (1,011)      985 (A)      ($5,519)

Net loss per share-basic and
diluted                             ($0.00)                          ($0.00)        ($0.02)                   (A)       ($0.02)
Weighted average number of
   common shares - basic and
   diluted                     342,990,471              --      342,990,471    324,471,293            919,708 (B)  325,391,001


Pro-forma Adjustments

(A) - Adjustments are to reflect operations of CSI from February 6, 2004 through September 30, 2004, which are included in NeoMedia's operations for the three months ended September 30, 2004.

(B) - To adjust weighted average shares outstanding as if the 7,000,000 shares issued as part of the purchase price of CSI on February 6, 2004, had been issued on January 1, 2004


         Pro-forma results of operations as if NeoMedia and CSI had combined as of January 1, 2003 are as follows:

                                     THREE MONTHS ENDED SEPTEMBER 30, 2003           NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  --------------------------------------------    -------------------------------------------
                                                        (A) (A)
                                                     PRO-FORMA                                        PRO-FORMA
                                               CSI    ADJUST-       PRO-FORMA                  CSI    ADJUST-      PRO-FORMA
                                   NEOMEDIA   INT'L    MENTS        COMBINED      NEOMEDIA    INT'L    MENTS       COMBINED
                                  ----------- ------ ----------     ----------    ---------- -------- --------     ----------
Total net sales                         $461   $158         --           $619        $2,009     $426       --         $2,435
Income (loss) from operations        ($2,157)   $28         --        ($2,129)      ($3,843)     $37       --        ($3,806)
Net income (loss)                    ($2,205)   $28         --        ($2,177)      ($4,060)     $37       --        ($4,023)
Net loss per share-basic and
diluted                               ($0.01)                          ($0.01)       ($0.05)                          ($0.04)
Weighted average number of
   common shares - basic and
   diluted                       151,698,465         7,000,000 (C) 158,698,465   89,440,869         7,000,000(C)  96,440,869

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

     During the nine months ended September 30, 2004, the Company sold 87,787,740 shares of its common stock to Cornell under the Standby Equity Distribution Agreement. The following table summarizes funding received from Cornell during the nine months ended September 30, 2004:

                                           THREE             THREE           THREE             NINE
                                           MONTHS           MONTHS           MONTHS           MONTHS
                                           ENDED             ENDED           ENDED             ENDED
                                          MARCH 31,         JUNE 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                            2004             2004             2004             2004
                                        ------------     ------------     ------------     ------------
Number of shares sold to Cornell          21,282,203       29,819,873       36,685,664       87,787,740

Gross Proceeds from sale of shares
  to Cornell                            $  2,332,000     $  2,308,000     $  2,734,270        7,374,270
Less: discounts and fees*                   (500,000)        (465,000)        (483,000)      (1,448,000)
                                        ------------     ------------     ------------     ------------
   Net Proceeds from sale of shares
     to Cornell                         $  1,832,000     $  1,843,000     $  2,251,270     $  5,926,270
                                        ------------     ------------     ------------     ------------

* - Per Standby Equity Distribution Agreement, stock is valued at 98% of the lowest closing bid price during the week it is sold

PROMISSORY NOTES PAYABLE TO CORNELL

     On January 20, 2004, the Company borrowed from Cornell the gross amount of $4,000,000 before Cornell discounts and fees. Of the $4,000,000 funding, $2,500,000 was used to fund the acquisition of CSI International, Inc. during February 2004. Cornell withheld a $315,000 retention fee related to the issuance of stock to pay off the debt in the future. The Company paid this note in full during the third quarter of 2004.

     On April 8, 2004, the Company borrowed from Cornell the gross amount of $1,000,000 before Cornell discounts and fees. Cornell withheld a $76,000 retention fee related to the issuance of stock to pay off the debt in the future. The Company paid this note in full during the third quarter of 2004.

     On July 2, 2004, the Company borrowed from Cornell the gross amount of $1,000,000 before Cornell discounts and fees. Cornell withheld a $76,000 retention fee related to the issuance of stock to pay off the debt in the future. The Company paid this note in full during the third quarter of 2004.

     On August 6, 2004, the Company borrowed from Cornell the gross amount of $2,000,000 before Cornell discounts and fees. Cornell withheld a retention fee of $153,000 related to the issuance of stock to pay off the debt in the future. As of September 30, 2004, the Company had not made any payments against the principal. The note matures on December 13, 2004. The note accrues interest at a rate of 12% per annum, increasing to 14% per annum upon maturity, if not paid off. The Company has the option to repay any remaining principal of the note in cash. The Company expects to pay the remaining note balance by applying the proceeds from the sale of stock under the terms of the Standby Equity Distribution Agreement toward the outstanding principal on the notes.

     The Company also granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share during January 2004. In April 2004, the Company filed a Form SB-2 to register 40 million shares underlying warrants granted to Cornell in connection with a promissory note issued by the Company to Cornell. In May 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission. The fair value of the warrants using the Black/Scholes pricing model was $5,000,000. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has compared the relative fair values of the warrants and the face value of the notes, and has allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note issued in January 2004 and $0.5 million against the $1 million note in April 2004. The $2.5 million was recorded as a discount against the carrying value of the note. The $2.5 million that was allocated to the notes is considered a discount on the promissory notes, and therefore was amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, "Debt Issue Costs" of SFAS 141, "Business Combinations". Accordingly, the Company recorded an amortization of discount of $334,000 and $2,500,000 related to the warrants during the three months and nine months ended September 30, 2004, respectively.

iPOINT-MEDIA LTD.

         On September 7, 2004, NeoMedia and iPoint-media Ltd. ("iPoint-media") of Tel Aviv, Israel, entered into a business development agreement whereby NeoMedia will provide the following services to iPoint-media:

    - NeoMedia and iPoint-media will jointly pursue select opportunities in the areas of distributing video, audio and data over an interactive broadband media access platform.

    - NeoMedia may serve as a reseller of iPoint-media's products and services in North America on a non-exclusive basis with special focus on the government (including state and local).

    - NeoMedia will seek to introduce iPoint-media to NeoMedia's other channel and alliance partners which may have interest in doing business with iPoint-media.

            o NeoMedia and iPoint-media will reciprocate contracts to each of the respective parties' partners and clients for opportunities of synergy where reseller of finder's fee compensation may apply.

            o NeoMedia will make available appropriate resources for market analysis and tactical evaluations for achieving business goals surrounding iPoint-media operations in North America.

            o     NeoMedia   will   provide   resources   in  order  to   market
                  iPoint-media   technology  in  strategic   industry  verticals
                  including government and telecommunications.

            o NeoMedia will contribute sales activities, both conceptual/planning and direct, for iPoint-media products including branding and repackaging initiatives, if desired by iPoint, to further advance distribution of the iPoint-media product suite.

            o NeoMedia will supply resources to manage accounts and perform post sale support activities for iPoint-media technology implementations.

    - Where appropriate, NeoMedia will support iPoint-media's efforts to assist in securing approvals for iPoint-media's technology within appropriate government and industry standards groups.

         In exchange for entering into the service agreement, NeoMedia received 7% ownership in iPoint-media, consisting of 28,492 shares of iPoint-media common stock. NeoMedia had not performed any services under the agreement as of September 30, 2004.

         In addition to the business development agreement, NeoMedia acquired an additional 10% ownership of iPoint-media, consisting of 40,704 shares of common stock, for $1 million cash. The $1 million investment is being funded to NeoMedia in the form of a note payable to Cornell Capital Partners in the amount of $1,085,000, with net proceeds to NeoMedia of $1,000,000. The note was funded on October 18, 2004, and the funds were subsequently transferred to iPoint. As a result, as of September 30, 2004, NeoMedia has recorded an "Investment in IPoint-media, Ltd" of $1,000,000 in the accompanying condensed consolidated balance sheet, and "Investment payable" of $1,000,000 in the accompanying condensed consolidated balance sheet.

         iPoint-media was founded in April 2001 as a spin off from Imagine Visual Dialog LTD, whose shareholders include Israeli-based Nisko group, a leading Israeli holding company, Singapore-based Keppel T&T, and marketing and advertising group WPP. iPoint-media specializes in Customer Interaction Management and is the world's 1st developer of IP Video Call Centers for Deutsche Telecom. Muki Geller, the founder of Imagine Visual Dialog, is the founder, President & CEO of iPoint-media. iPoint-media is located in Tel Aviv, Israel, with a European customer support center in The Netherlands. iPoint-media's mission is to become the video access platform and application engine of choice for service providers.

OPTION REPRICING PROGRAM

      During May 2003, the Company re-priced approximately 8.0 million stock options under a 6-month repricing program. Under the terms of the program, the exercise price for outstanding options under the Company's 2002, 1998, and 1996 Stock Option Plans was restated to $0.01 per share. During June 2004, the deadline for the option repricing was extended to December 31, 2004 by the Stock Option Committee of NeoMedia's Board of Directors. In accordance with FASB Interpretation, FIN 44, "Accounting for Certain Transactions Involving Stock Transactions", the award has been accounted for as variable from May 19, 2003 through the period ended September 30, 2004. The closing price of the Company's common stock on September 30, 2004, June 30, 2004, March 31, 2004, and December 31, 2003 was $0.068, $0.067, $0.09, and $0.137 per share, respectively. As a result, the Company recorded a charge/(reduction) to general and administrative expense of ($163,000), ($80,000), and $3,000 during the three months ended March 31, 2004, June 30, 2004, and September 30, 2004, respectively. The adjustment was recorded in order to reflect the increase/(decrease) of the fair value of options still unexercised under the repricing program under variable accounting.


OTHER EVENTS

     On August 31, 2004, the Company's Board of Directors named Charles T. Jensen as the Company's permanent Chief Executive Officer. Jensen, president and Chief Operating Officer of NeoMedia since June 2002, had also been acting CEO since that time. Jensen joined NeoMedia in 1995 as Chief Financial Officer, and acted in that capacity until June 2002.

     On August 30, 2004, the Company entered into a consulting agreement with an unrelated third party, under which the consultant provides tax advisory services to the Company. As consideration for the contract, the Company issued 183,129 shares of common stock to the consultant. The fair value of the stock at the time of issuance was $13,000. The Company recognized $13,000 in expense relating the contract during the nine months ended September 30, 2004.

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

     On July 30, 2004, the Company entered into a consulting agreement with an unrelated third party, under which the consultant agreed to provide sales and marketing services relating to the Company's PaperClick business for the period from July 2004 through September 2004. As consideration for the contract, the Company issued 258,104 shares of common stock to the consultant. The fair value of the stock at the time of issuance was $18,000. The Company recognized this amount as sales and marketing expense during the three months ended September 30, 2004.

     On June 25, 2004, the Company issued 322,228 shares of its common stock valued at $24,000, plus $8,000 cash to an unrelated distributor of the Company's micro paint repair products, in exchange for the forfeiture by the distributor of exclusive distribution rights in the greater Edmonton, Alberta, Canada area. The distributor had purchased the exclusivity rights in 1992 from CSI International, Inc.

     On February 6, 2004, the Company entered into a consulting agreement with an unrelated third party, under which the consultant will provide sales and marketing services relating to the Company's Micro Paint business unit over a period of three years. As consideration for the contract, the Company issued

6,055,556 options with an exercise price of $0.01 to the consultant. The fair value of the options at the time of issuance was $550,000. The Company is recognizing the fair value as sales and marketing expense over the term of the contract (three years). Accordingly, the Company recognized $50,000 and $131,000 in expense relating the contract during the three and nine months ended September 30, 2004, respectively.

     During January 2004, the Company entered into a consulting agreement with James J. Keil, a member of the Company's board of directors, for consulting services to be provided over a period of six months in connection with NeoMedia's sales strategies and processes. The contract calls for monthly payments of $4,500 during the term of the contract. The Company recognized $27,000 in general and administrative expense relating to the contract during the nine months ended September 30, 2004.


SUBSEQUENT EVENTS

     On October 18, 2004, the Company borrowed from Cornell the gross amount of $1,085,000 before Cornell discounts and fees. Cornell withheld a retention fee of $85,000 related to the issuance of stock to pay off the debt in the future. The note matures on January 20, 2005. The note accrues interest at a rate of 12% per annum, increasing to 14% per annum upon maturity, if not paid off. The Company has the option to repay any remaining principal of the note in cash. The Company expects to pay the remaining note balance by applying the proceeds from the sale stock under the terms of the Standby Equity Distribution Agreement toward the outstanding principal on the notes. The Company invested the proceeds from the note in iPoint pursuant to the investment agreement between NeoMedia and iPoint (see "iPoint-Media Ltd." for description of agreement).

     On October 27 2004, NeoMedia announced that it had entered into a marketing alliance with Science Applications International Corporation (SAIC) to jointly establish, launch, promote and manage the new worldwide mobile "PaperClick WordRegistry," a linking and switching platform for use on Web-enabled cell phones and PDA's. When used with PaperClick Mobile Go-Window, NeoMedia's new wireless product which creates a text-entry window on a phone or PDA screen, registered words (or registered phrases) are entered to bring up an automatic link to specific targeted products and promotions. No date has been set for the launch of the WordRegistry.

PRO-FORMA INFORMATION REQUIRED BY SFAS 148

     At September 30, 2004, the Company has five stock-based employee compensation plans (the 2003 Stock Incentive Plan, the 2003 Stock Option Plan, the 2002 Stock Option Plan, the 1998 Stock Option Plan, and the 1996 Stock Option Plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                          --------------------------    ---------------------------
                                                2004         2003             2004         2003
                                                ----         ----             ----         ----
Net Loss, as reported                          ($1,440)    ($2,205)          ($5,493)     ($4,060)
Compensation recognized under APB 25                --         623                 9          623
Compensation recognized under SFAS 123            (372)       (925)           (1,073)      (1,361)
                                          --------------------------    ---------------------------
   Pro-forma net loss                          ($1,812)    ($2,507)          ($6,557)     ($4,798)
                                          ==========================    ===========================

Net Loss per share:
Basic and diluted - as reported                 ($0.00)     ($0.01)           ($0.02)      ($0.05)
                                          ==========================    ===========================
Basic and diluted - pro-forma                   ($0.01)     ($0.02)           ($0.02)      ($0.05)
                                          ==========================    ===========================

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

       NeoMedia Micro Paint Repair (NMPR) is the business unit encompassing the Company's recently-acquired CSI International micro paint repair line. NMPR is attempting to commercialize its micro-paint repair solution. The Company completed its acquisition of CSI on February 6, 2004


       The Company's reportable segments are strategic business units that offer different technology and marketing strategies. NCIS operates principally in the United States. NISS operates principally in the United States and Europe. NMPR is headquartered in Ft. Myers, Florida, and currently sells into Canada, the United States, Australia, and New Zealand. During the three and nine months ended September 30, 2004, NeoMedia derived 44% and 36%, respectively, of its revenue from customers based in Canada.

       Consolidated net sales, net operating losses for the three-month and nine-month periods ended September 30, 2004 and 2003, and identifiable assets as of September 30, 2004, were as follows:

                                                                    (in thousands)
                                                    -----------------------------------------------
                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                    ----------------------    ---------------------
                                                        2004       2003          2004       2003
                                                        ----       ----          ----       ----
NET SALES:
      NeoMedia Consulting & Integration Services         $230       $448          $711     $1,971
      NeoMedia Internet Switching Service                   4         13            46         38
      NeoMedia Micro Paint Repair                         237         --           512         --
                                                    ----------- ----------    ---------- ----------
                                                         $471       $461        $1,269     $2,009
                                                    ----------- ----------    ---------- ----------

NET LOSS:
      NeoMedia Consulting & Integration Services        ($189)   ($1,855)        ($682)   ($3,310)
      NeoMedia Internet Switching Service                (482)      (350)       (1,326)      (750)
      NeoMedia Micro Paint Repair                        (421)        --          (985)        --
      Amortization of Cornell Debt Discount              (348)        --        (2,500)        --
                                                    ----------- ----------    ---------- ----------
                                                      ($1,440)   ($2,205)      ($5,493)   ($4,060)
                                                    ----------- ----------    ---------- ----------

IDENTIFIABLE ASSETS:
      NeoMedia Consulting & Integration Services         $264
      NeoMedia Internet Switching Service               2,332
      NeoMedia Micro Paint Repair                       3,313
      Corporate                                         3,812
                                                    -----------
                                                       $9,721
                                                    -----------

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

       On September 8, 2003, NeoMedia announced its PaperClick for Camera Cell PhonesTM product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone, such as the Nokia 3650 model. During the second quarter of 2004, NeoMedia introduced its PaperClick Mobile Go-WindowTM, a horizontal bar on the screen of a wireless device where users can enter numeric strings from UPC or other bar codes to link directly to targeted online information via patented PaperClick technology and software. The PaperClick Mobile Go-WindowTM currently works with Palm(TM) Tungsten C PDA, the Handspring(TM) Treo 270 and 600 Smartphones, Pocket PC(R), Java MIDP 2.0 (Mobile Independent Device Profile) standard, and Microsoft Windows Mobile(TM)-based Smartphones.

       On October 30, 2003, NeoMedia unveiled the go-to-market strategy for its PaperClick suite of products. Over the past several months, NeoMedia has signed contracts with several key partners outlined in the strategy, including agents Big Gig Strategies and SRP Consulting, resellers AURA Digital Communications and Relyco, systems integrator Science Applications International Corporation (SAIC), and European advertising agency 12Snap. In June 2004, NeoMedia entered into a collaborative agreement with Intel Corporation for NeoMedia's PaperClick mobile connectivity platform to operate on the recently introduced Intel PXA27x processor family-based cellular phones.

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

       During October 2004, NeoMedia and SAIC entered into a marketing alliance to jointly establish, launch, promote and manage the new worldwide mobile "PaperClick WordRegistry," a linking and switching platform for use on Web-enabled cell phones and PDA's. When used with PaperClick Mobile Go-Window, NeoMedia's new wireless product which creates a text-entry window on a phone or PDA screen, registered words (or registered phrases) are entered to bring up an automatic link to specific targeted products and promotions. No date has been set for the launch of the WordRegistry.

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

NCIS (SYTEMS INTEGRATION) BUSINESS UNIT DEVELOPMENTS.

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

ACQUISITIONS

     CSI INTERNATIONAL, INC. On February 6, 2004, NeoMedia acquired 100% ownership of CSI International, Inc., of Calgary, Alberta, Canada, a private company in the micro paint repair industry. NeoMedia paid 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains a sales office in Calgary, Alberta, Canada.

     BSD SOFTWARE, INC. On December 9, 2003, NeoMedia signed a non-binding letter of intent ("LOI") to acquire Triton Global Business Services Inc. and its parent company, BSD Software Inc. (Pink Sheets: BSDS), both of Calgary, Alberta, Canada. The LOI outlined terms, including an exchange of one share of NeoMedia common stock for each share of BSD Software, not to exceed 40 million shares. The transaction is dependent on due diligence by both companies, approval by NeoMedia's Board of Directors, BSD Software's Board of Directors and shareholders, and any required regulatory approvals. Triton, formed in 1998 and acquired by BSD in 2002, is an Internet Protocol-enabled provider of live and automated operator calling services, e-business support, billing and clearinghouse functions and information management services to telecommunications, Internet and e-business service providers. The companies are currently completing their due diligence.

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

CRITICAL ACCOUNTING POLICIES

         The U.S. Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; and the valuation of intangibles, which affects amortization and write-offs of goodwill and other intangibles. NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, allowance for bad debt, and stock-based compensation. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements..

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     Net sales. Total net sales for the three months ended September 30, 2004 were $471,000, which represented an increase of $10,000, or 2%, from $461,000 for the three months ended September 30, 2003. This increase resulted from revenue generated by the Company's micro paint repair business unit acquired in February 2004. This increase in micro paint revenue was offset by reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor. NeoMedia could also realize a material increase in micro paint repair revenue if the Company is successful in implementing its business plan for that business unit.

     License fees. License fees were $96,000 for the three months ended September 30, 2004, compared with $69,000 for the three months ended September 30, 2003, an increase of $27,000, or 39%. The increase was due to higher sales of internally developed software licenses in 2004. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $254,000, or 65%, to $138,000 for the three months ended September 30, 2004, as compared to $392,000 for the three months ended September 30, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the three months ended September 30, 2004, rather than the three months ended September 30, 2003.

     Micro paint repair products and services. Sales of micro paint repair products and services were $237,000 for the three months ended September 30, 2004. NeoMedia acquired this business on February 6, 2004, and as a result there were no sales of micro paint repair products and services during the three months ended September 30, 2003. NeoMedia could realize a material increase in micro paint repair revenue if the Company is successful in implementing its business plan for that business unit.

     Cost of license fees. Cost of license fees was $79,000 for the three months ended September 30, 2004, an increase of $3,000, or 4%, compared with $76,000 for the three months ended September 30, 2003. The increase resulted from increased amortization of capitalized patent costs during 2004.

     Cost of resales of software and technology equipment and service fees. Cost of resales of software and technology equipment and service fees was $147,000 for the three months ended September 30, 2004, a decrease of $231,000, or 61%, compared with $378,000 for the three months ended September 30, 2003. The decrease resulted from decreased resales in 2004 compared with 2003. Cost of resales as a percentage of related resales was 107% in 2004, compared to 96% in 2003. This increase is due to revenue declining more rapidly than the fixed portion of costs of resales. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

     Cost of micro paint repair products and services. Cost of micro paint repair products and services was $151,000 for the three months ended September 30, 2004. NeoMedia acquired this business on February 6, 2004, and as a result there were no cost of sales of micro paint repair products and services during the three months ended September 30, 2003. Cost of micro paint repair products and services as a percentage of related sales was 64%. NeoMedia expects cost of micro paint repair products and services to increase over the next 12 months as revenue continues to increase with the roll-out.

       Gross Profit. Gross profit was $94,000 for the three months ended September 30, 2004, an increase of $87,000, or 1,243%, compared with gross profit of $7,000 for the three months ended September 30, 2003. This increase was primarily the result of increased sales of higher-margin micro paint repair products and internally developed software licenses during 2004.

     Sales and marketing. Sales and marketing expenses were $514,000 for the three months ended September 30, 2004, compared to $146,000 for the three months ended September 30, 2003, an increase of $368,000 or 252%. The increase is a result of the addition of the micro paint business sales force in February 2004, and cost associated with marketing and promotion of the Company's PaperClick and micro paint repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and anticipated rollout of the PaperClick and Micro Paint Repair product suites.

     General and administrative. General and administrative expenses decreased by $1,424,000, or 73%, to $516,000 for the three months ended September 30, 2004, compared to $1,940,000 for the three months ended September 30, 2003. The decrease resulted primarily from non-cash expenses relating to the Company's option repricing program, expense for stock options issued with exercise prices below market price, and higher stock-based professional service expense in 2003 as compared with 2004. NeoMedia expects general and administrative expense to increase over the next 12 months with the recent acquisition of CSI International and the potential acquisition of BSD Software.

     Research and development. During the three months ended September 30, 2004, NeoMedia charged to expense $114,000 of research and development costs, an increase of $36,000 or 46% compared to $78,000 for the three months ended September 30, 2003. The increase is primarily due to the addition of one developer and development computer systems during 2004. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts, and the anticipated rollout of NeoMedia's PaperClick product suite.

     Gain on extinguishment of debt. During the six months ended June 30, 2004, NeoMedia recognized a gain on extinguishment of debt of $6,000, an increase of $30,000 or 125% compared to a loss of $24,000 during the three months ended September 30, 2003. These gains resulted from a difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.


     Amortization of debt discount. During the three months ended September 30, 2004, NeoMedia recognized an amortization of debt issuance cost of $334,000 relating to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell by NeoMedia during January 2004. NeoMedia did not recognize any such expense during the three months ended September 30, 2003. During the nine months ended
September 30, 2004, NeoMedia amortized the full $2.5 million discount value relating to the Cornell warrants, and as a result does not expect to recognize such expense in the next 12 months.

     Interest expense. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense increased by $38,000, or 158%, to $62,000 for the three months ended September 30, 2004 from $24,000 for the three months ended September 30, 2003, due to higher expense associated with notes payable in 2004 compared with 2003.

     Net Loss. The net loss for the three months ended September 30, 2004 was $1,440,000, which represented a decrease of $765,000, or 35% from a loss of $2,205,000 for the three months ended September 30, 2003. The decrease resulted primarily from expenses relating to the Company's option repricing program and expense for stock options issued with exercise prices below market price in 2003, combined with increased gross profit from the company's micro paint repair business. These items were offset by increased sales and marketing expenses relating to the rollout of the Company's micro paint repair and PaperClick business units.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003

     Net sales. Total net sales for the nine months ended September 30, 2004 were $1,269,000, which represented a decrease of $740,000, or 37%, from $2,009,000 for the nine months ended September 30, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions, offset by new sales from the Company's micro paint repair business acquired during February 2004. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor. NeoMedia could also realize a material increase in micro paint repair revenue if the Company is successful in implementing its business plan for that business unit.

     License fees. License fees were $256,000 for the nine months ended September 30, 2004, compared with $338,000 for the nine months ended September 30, 2003, a decrease of $82,000, or 24%. The decrease was due to lower sales of internally developed software licenses in 2004. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $1,170,000, or 70%, to $501,000 for the nine months ended September 30, 2004, as compared to $1,671,000 for the nine months ended September 30, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the nine months ended September 30, 2004, rather than the nine months ended September 30, 2003.

     Micro paint repair products and services. Sales of micro paint repair products and services were $512,000 for the nine months ended September 30, 2004. NeoMedia acquired this business on February 6, 2004, and as a result there were no sales of micro paint repair products and services during the nine months ended September 30, 2003. NeoMedia could realize a material increase in micro paint repair revenue if the Company is successful in implementing its business plan for that business unit.

     Cost of license fees. Cost of license fees was $249,000 for the nine months ended September 30, 2004, an increase of $22,000, or 10%, compared with $227,000 for the nine months ended September 30, 2003. The increase resulted from increased amortization of capitalized patent costs during 2004.

     Cost of resales of software and technology equipment and service fees. Cost of resales of software and technology equipment and service fees was $480,000 for the nine months ended September 30, 2004, a decrease of $1,086,000, or 69%, compared with $1,566,000 for the nine months ended September 30, 2003. The decrease resulted from decreased resales in 2004 compared with 2003. Cost of resales as a percentage of related resales was 96% in 2004, compared to 94% in 2003. This increase is due to revenue declining more rapidly than the fixed portion of costs of resales. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

     Cost of micro paint repair products and services. Cost of micro paint repair products and services was $376,000 for the nine months ended September 30, 2004. Cost of micro paint repair products and services as a percentage of related sales was 73%. NeoMedia acquired this business on February 6, 2004, and as a result there were no cost of sales of micro paint repair products and services during the nine months ended September 30, 2003. NeoMedia expects cost of micro paint repair products and services to increase over the next 12 months as revenue continues to increase with the roll-out.

       Gross Profit. Gross profit was $164,000 for the nine months ended September 30, 2004, a decrease of $52,000, or 24%, compared with gross profit of $216,000 for the nine months ended September 30, 2003. This decrease was primarily the result of reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions, offset by profit form the micro paint repair business acquired in February 2004.

     Sales and marketing. Sales and marketing expenses were $1,461,000 for the nine months ended September 30, 2004, compared to $407,000 for the nine months ended September 30, 2003, an increase of $1,054,000 or 259%. This increase resulted primarily from the addition of recently-acquired micro paint business sales force and cost associated with marketing, as well as promotion of the Company's PaperClick and Micro Paint Repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and anticipated rollout of the PaperClick and Micro Paint Repair product suites.

     General and administrative. General and administrative expenses decreased by $2,116,000, or 62%, to $1,293,000 for the nine months ended September 30, 2004, compared to $3,409,000 for the nine months ended September 30, 2003. The decrease resulted primarily from non-cash expenses relating to the Company's option repricing program, expense for stock options issued with exercise prices below market price, and higher stock-based professional service expense in 2003 as compared with 2004. NeoMedia expects general and administrative expense to increase over the next 12 months with the recent acquisition of CSI International and the potential acquisition of BSD Software

     Research and development. During the nine months ended September 30, 2004, NeoMedia charged to expense $354,000 of research and development costs, an increase of $111,000 or 46% compared to $243,000 for the nine months ended September 30, 2003. The increase is primarily due to the addition of a developer and development computer systems during 2004. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts, and the anticipated rollout of NeoMedia's PaperClick product suite.

     Gain on extinguishment of debt. During the nine months ended September 30, 2004, NeoMedia recognized a gain on extinguishment of debt of $129,000, resulting from the payment of debt at a discount to the book value of the debt, an increase of $153,000, or 638%, compared with a loss on extinguishment of debt of $24,000 for the nine months ended September 30, 2003. These gains resulted from a difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

     Amortization of debt discount. During the nine months ended September 30, 2004, NeoMedia recognized an amortization of debt issuance cost of $2,500,000 relating to the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell by NeoMedia during January 2004. NeoMedia did not recognize any such expense during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, NeoMedia amortized the full $2.5 million discount value relating to the Cornell warrants, and as a result does not expect to recognize such expense in the next 12 months.

     Interest expense. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense decreased by $15,000, or 8%, to $178,000 for the nine months ended September 30, 2004 from $193,000 for the nine months ended September 30, 2003, due to reduced expense associated with vendor settlements and debt in 2004 compared with 2003.

     Net Loss. The net loss for the nine months ended September 30, 2004 was $5,493,000, which represented a $1,433,000, or 35% increase from a $4,060,000 loss for the nine months ended September 30, 2003. The increase resulted primarily from the amortization of debt issuance cost of $2,500,000 in 2004, offset by reduced general and administrative costs in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $3,500,000 for the nine months September 30, 2004, compared with $2,057,000 for the nine months ended September 30, 2003. NeoMedia's net cash flow used in investing activities for the nine months ended September 30, 2004 and 2003 was $212,000 and $64,000, respectively. Net cash provided by financing activities for the nine months ended September 30, 2004 and 2003 was $5,430,000 and $3,099,000, respectively.

     During the nine months ended September 30, 2004 and 2003, NeoMedia's net loss totaled $5,493,000 and $4,060,000, respectively. As of September 30, 2004, NeoMedia had accumulated losses from operations of $81,640,000, had a working capital deficit of $5,538,000, and $1,732,000 in cash balances.

     The accompanying consolidated financial statements have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern.

     NeoMedia may obtain up to $20 million over the next year and a half through its Standby Equity Distribution Agreement with Cornell Capital Partners. As of September 30, 2004, NeoMedia had drawn $7 million against the Standby Equity Distribution Agreement in the form of promissory notes which may be repaid from the proceeds of sale of common stock.

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

     AIRCLIC, INC., SCANBUY, INC., AND LSCAN TECHNOLOGIES, INC.

     On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc. in the Northern District of Illinois, claiming that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia's patents. The complaint states that on information and belief, AirClic, Scanbuy and LScan have had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents-in-suit. On April 15, 2004, the court dismissed the suit against AirClic and Scanbuy for lack of personal jurisdiction.

     On April 19, 2004, AirClic filed a declaratory judgment action against NeoMedia in the Eastern District of Pennsylvania. NeoMedia answered and counterclaimed on May 18, 2004. AirClic answered NeoMedia's counterclaim on June 10, 2004. On April 20, 2004, NeoMedia re-filed its suit against AirClic in Pennsylvania for patent infringement. AirClic answered and counterclaimed on May 13, 2004. NeoMedia filed its answer to AirClic's counterclaims on June 2, 2004. NeoMedia filed an amended complaint on July 1, 2004, and AirClic answered and counterclaimed on July 20, 2004. NeoMedia's answer to AirClic's counterclaims was filed on August 3, 2004.

     NeoMedia voluntarily dismissed the suit against LScan in the Northern District of Illinois and re-filed the suit on May 26, 2004, in the Eastern
District of Pennsylvania. After LScan failed to answer, NeoMedia filed and served its motion for default judgment on July 6, 2004.

     On March 29, 2004, Scanbuy filed suit against NeoMedia in the Southern District of New York alleging that NeoMedia infringed Scanbuy's copyrights, violated the Lanham Act and committed deceptive trade practices and tortious interference. Scanbuy filed an amended complaint on June 23, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004.


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

      OTHER LITIGATION

      On September 12, 2002, R. R. Donnelley & Sons Company filed a summons in the Circuit Court of The Twentieth Judicial Circuit in and for Lee County, Florida, seeking payment of approximately $92,000 in past due professional services bills, plus interest and attorney fees. During July 2003, NeoMedia settled the suit for cash payments over a period of approximately one year. NeoMedia had an accrued liability of approximately $27,000 relating to this matter as of September 30, 2004.

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against NeoMedia seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, NeoMedia settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. NeoMedia had a remaining liability of approximately $54,000 relating to this matter as of September 30, 2004, which was included in notes payable.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 14, 2004, NeoMedia filed a proxy statement in which the Company is asking its shareholders to vote on the re-election of current directors. The meeting is schedule for October 29, 2004.


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

         (b)      REPORTS ON FORM 8-K:

         NeoMedia filed a Form 8-K on September 17, 2004, reporting that it had entered into a business development agreement with, and invested $1 million in, iPoint-media Ltd., in exchange for 17% ownership in iPoint-media.

         NeoMedia filed a Form 8-K on September 7, 2004, reporting that its Board of Directors named Charles T. Jensen as the Company's permanent Chief Executive Officer.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEOMEDIA TECHNOLOGIES, INC.
                                  Registrant

   Date:  November 4, 2004        By: /s/ Charles T. Jensen
          ----------------        ------------------------------
                                  Charles T. Jensen, President, Chief Executive
                                  Officer, Chief Operating Officer, and Director


   Date:  November 4, 2004        By: /s/ David A. Dodge
          ----------------        ---------------------------
                                   David A. Dodge, Vice President,
                                   Chief Financial Officer, and Controller