Form 10KSB
period 2004-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2005-03-04
CIK 1022701

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      Issuer's consolidated revenue for its most recent fiscal year was $1,700,000.

      The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on the Over-the-Counter Bulleting Board on January 31, 2005 ($0.24) was $89,000,000. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

      As of January 31, 2005, there were outstanding 437,356,497 shares of the issuer's Common Stock.

===============================================================================

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

ITEM 1. DESCRIPTION OF BUSINESS

General

      NeoMedia develops proprietary technologies that link physical information and objects to the Internet marketed under the "PaperClick(R)" brand name. The Company has also developed an extensive patent portfolio covering convergence of the physical world and the Internet.

      During 2004, NeoMedia acquired CSI International, Inc. and incorporated its Micro Paint Repair business unit, specializing in chemical technologies and processes for auto paint repair systems.

      NeoMedia also acts as a value-added reseller of computer equipment and software, and provided specialized consulting services around these products.

      The Company has adopted a code of ethics, as required by the rules of the SEC (attached as exhibit 10.55 hereto). This code of ethics applies to all of the Company's directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.

Company Structure

         The Company is structured and evaluated by its Board of Directors and Management as three distinct business units:

         - NeoMedia Internet Switching Software (NISS),

         - NeoMedia Consulting and Integration Services (NCIS), and

         - NeoMedia Micro Paint Repair (NMPR)

      NISS is the core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports the Company's physical world to Internet core technology, including NeoMedia's PaperClick(R) linking "switch" and application platforms. NISS also manages the Company's intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

      NCIS is the original business line upon which the Company was founded. This unit resells client-server equipment and related software, and general and specialized consulting services. Systems integration services also identifies prospects for custom applications based on NeoMedia's products and services. These operations are based in Lisle, Illinois.

      NMPR is the business unit encompassing the recently-acquired CSI International paint repair and chemical line. NMPR is attempting to commercialize its unique micro-paint repair solution. The Company completed its acquisition of CSI on February 6, 2004.

      Following the anticipated completion of NeoMedia's pending acquisition of BSD Software, Inc., NeoMedia will add a fourth business unit called NeoMedia Telecom Services, Inc.

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

    NeoMedia also has the following wholly-owned subsidiaries: NeoMedia Micro Paint Repair, Inc., incorporated in Nevada; NeoMedia Migration, Inc., incorporated in Delaware; Distribuidora Vallarta, S.A., incorporated in Guatemala; NeoMedia Technologies of Canada, Inc., incorporated in Canada; NeoMedia Tech, Inc., incorporated in Delaware; NeoMedia EDV GMBH, incorporated in Austria; NeoMedia Technologies Holding Company B.V., incorporated in the Netherlands; NeoMedia Technologies de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Migration de Mexico S.A. de C.V., incorporated in Mexico; NeoMedia Technologies do Brazil Ltd., incorporated in Brazil, and NeoMedia Technologies UK Limited, incorporated in the United Kingdom. In October 2004, NeoMedia established NeoMedia Telecom Services, Inc. in Nevada for the purpose of acquiring BSD Software, Inc.

Recent Developments

     Acquisition of CSI International, Inc.

     On February 6, 2004, NeoMedia acquired CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia paid 7,000,000 shares of NeoMedia's common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains the sales and operations office in Calgary, Alberta, Canada.

      Pending Acquisition of BSD Software, Inc.

      On December 21, 2004, NeoMedia signed a merger agreement with BSD Software Inc., ("BSD") of Calgary, Alberta, Canada (OTCBB: BSDS). Under the terms of the agreement, each share of BSD stock will be exchanged for NeoMedia stock equivalent to .07 divided by the volume-weighted average price of NeoMedia stock for the five days prior to the effective time of the merger. Closing will occur when all regulatory approvals have been granted, including effectiveness of a Form S-4 information/registration statement registering the NeoMedia shares to be granted in the transaction. The number of NeoMedia shares to be granted in the exchange will change depending on NeoMedia's stock price at the time of closing. Because a majority of BSD shareholders have approved the merger prior to the signing of the merger agreement, BSD will not hold a shareholders meeting to vote on the merger.

      Prior to closing, the merger can be terminated by BSD if more than 5% of BSD's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, BSD has: (i) less than $850,000 in assets, (ii) more than $5,000,000 in liabilities, or (iii) more than 35,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by March 31, 2005, which date may be extended by mutual consent of NeoMedia and BSD.

Acquisition of Secure Source Technologies, Inc.

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

iPoint-Media Ltd.

     On September 7, 2004, NeoMedia and iPoint-media Ltd. ("iPoint-media") of Tel Aviv, Israel, entered into a business development agreement. In exchange for entering into the service agreement, NeoMedia received 7% ownership in iPoint-media, consisting of 28,492 shares of iPoint-media common stock. In addition to the business development agreement, NeoMedia acquired an additional 10% ownership of iPoint-media, consisting of 40,704 shares of common stock, for $1 million cash.

       iPoint-media was founded in April 2001 as a spin off from Imagine Visual Dialog LTD, whose shareholders include Israeli-based Nisko group, an Israeli holding company, Singapore-based Keppel T&T, and marketing and advertising group WPP. iPoint-media specializes in Customer Interaction Management and is the world's 1st developer of IP Video Call Centers for Deutsche Telecom. Muki Geller, the founder of Imagine Visual Dialog, is the founder, President & CEO of iPoint-media. iPoint-media is located in Tel Aviv, Israel, with a European customer support center in The Netherlands. iPoint-media's mission is to become the video access platform and application engine of choice for service providers.

       On October 26, 2004, NeoMedia announced that it would issue its first-ever stock dividend with the distribution of common shares of iPoint-media Ltd. of Tel Aviv as a property dividend. NeoMedia will distribute 5% (or 20,435 shares) of iPoint-media's common stock to NeoMedia shareholders of record as of November 17, 2004. The date of the property dividend payment will be announced after the Securities and Exchange Commission declares iPoint-media's Form SB-2 registration statement effective.

      PaperClick(R)  Developments

      On December 13, 2004, NeoMedia introduced PaperClick(R) Mobile Marketing Services, a tool that allows global marketers and advertising agencies to have one-on-one contact with consumers through cell phones and other mobile wireless devices. PaperClick(R) Mobile Marketing Services delivers real-time promotional content, which can be updated and changed by marketers, while giving consumers one-click e-commerce buying power. The latest addition to the Mobile Marketing

Services suite lets users of a wide range of already-in-use camera phones "take pictures" of special created codes on packages and promotional items and connect in one-click to marketing information. First available for Nokia(R) Series 60 mobile phones, the new capability complements the launch of the PaperClick(R) Mobile Go-Window(TM) during 2004 and PaperClick(R) for Camera Cell Phones(TM) in 2003.

      On December 6, 2004, NeoMedia signed a non-binding Letter of Intent with Nextcode Corporation to form a strategic partnership, with joint marketing and sales efforts, involving use of NeoMedia's PaperClick(R) technology and Nextcode Corporation's barcode reading software. Nextcode, based in Concord, Massachusetts, provides barcode reading software and technology designed to enhance the usability of mobile phones and enable access to Internet-based content, services and commerce. When finalized, the one-year renewable agreement would give the companies mutual rights to resell PaperClick(R) Client Software, PaperClick(R) Code Activation, PaperClick(R) Server Software and PaperClick(R) Integration Services, as well as Nextcode's mobile barcode decoding applications and Nextcode's code creation and publishing systems.

       During October 2004, NeoMedia entered into a marketing alliance with Science Applications International Corporation (SAIC) to jointly establish, launch, promote and manage the new worldwide mobile "PaperClick(R) WordRegistryTM," a linking and switching platform for use on Web-enabled cell phones and PDA's. When used with PaperClick(R) Mobile Go-Window, NeoMedia's new wireless product which creates a text-entry window on a phone or PDA screen, registered words (or registered phrases) are entered to bring up an automatic link to specific targeted products and promotions. No official date has been set for the launch of the WordRegistryTM.

       During 2003, NeoMedia unveiled its PaperClick(R) for Camera Cell PhonesTM product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone, such as the Nokia 3650 model. During the second quarter of 2004, NeoMedia introduced its PaperClick(R) Mobile Go-WindowTM, a horizontal bar on the screen of a wireless device where users can enter numeric strings from UPC or other bar codes to link directly to targeted online information via patented PaperClick(R) technology and software. The PaperClick(R) Mobile Go-WindowTM currently works with Palm(TM) Tungsten C PDA, the Handspring(TM) Treo 270 and 600 Smartphones, Pocket PC(R), Java MIDP 2.0 (Mobile Independent Device Profile) standard, Microsoft Windows Mobile(TM)-based Smartphones, Nokia Series 60 phones, Sendo(R) X, Panasonic(R) X700, and Siemens(R) SX-1.

       During 2003, NeoMedia unveiled the go-to-market strategy for its PaperClick(R) suite of products. Over the past several months, NeoMedia has signed contracts with several key partners outlined in the strategy, including agents and resellers Big Gig Strategies (United Kingdom), SRP Consulting (USA), AURA Digital Communications (Australia), Relyco (USA), E&I Marketing (Taiwan), Deusto Sistemas (Spain), Nextcode Corporation (USA), and Jorge Christen and Partners LLP (Mexico). NeoMedia has also teamed with systems integrator SAIC to create the PaperClick(R) WordRegistryTM, and European advertising agency 12Snap. In June 2004, NeoMedia entered into a collaborative agreement with Intel Corporation for NeoMedia's PaperClick(R) mobile connectivity platform to operate on the recently introduced Intel PXA27x processor family-based cellular phones.

      In addition, during June 2004 NeoMedia signed a teaming agreement with IPSO, an integrator of proprietary solutions developed by its provider companies for financial institution members and a leader in meeting Check 21 standards. Enacted by Congress and signed into law last year, Check 21 requires banks to begin accepting substitute checks (called IRDs for image replacement documents) in lieu of original checks as of October 29, 2004. NeoMedia and IPSO could partner on proposals and presentations surrounding Check 21.

      During January 2005, NeoMedia signed a Letter of Intent to enter into a licensing agreement with Shelron Group, Inc. for PaperClick(R)'s family of mobile marketing products to be used with Shelron's ActivShopper comparison shopping toolbar (attached as Exhibit 10.56 hereto). The agreement will give Shelron Group, Inc. the worldwide rights to use PaperClick(R) on the new ActivShopper Mobile Edition for cell phones and PDA's. ActivShopper is a free software download designed to automatically scan, locate and compare prices for items a consumer selects at an e-commerce site.

      AirClic, Inc. Scanbuy, Inc., and LScan Technologies, Inc. Lawsuits

      On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc. in the Northern District of Illinois, claiming that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia's patents. The complaint stated that on information and belief, AirClic, Scanbuy and LScan had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents-in-suit. On April 15, 2004, the court dismissed the suit against AirClic and Scanbuy for lack of personal jurisdiction.

      On April 19, 2004, AirClic filed a declaratory judgment action against NeoMedia in the Eastern District of Pennsylvania. NeoMedia answered and counterclaimed on May 18, 2004. AirClic answered NeoMedia's counterclaim on June 10, 2004. On April 20, 2004, NeoMedia re-filed its suit against AirClic in Pennsylvania for patent infringement. AirClic answered and counterclaimed on May 13, 2004. NeoMedia filed its answer to AirClic's counterclaims on June 2, 2004. NeoMedia filed an amended complaint on July 1, 2004, and AirClic answered and counterclaimed on July 20, 2004. NeoMedia's answer to AirClic's counterclaims was filed on August 3, 2004. The two actions were consolidated and the parties are currently engaged in discovery.

      NeoMedia voluntarily dismissed the suit against LScan in the Northern District of Illinois and re-filed the suit on May 26, 2004, in the Eastern District of Pennsylvania. After LScan failed to answer, NeoMedia filed and served its motion for default judgment on July 6, 2004. The Court entered default judgment on July 7, 2004.

      On March 29, 2004, Scanbuy filed suit against NeoMedia in the Southern District of New York alleging that NeoMedia infringed Scanbuy's copyrights, violated the Lanham Act and committed deceptive trade practices and tortious interference. Scanbuy filed an amended complaint on June 23, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. The parties are currently engaged in discovery in both of these actions.

      Virgin Entertainment Group Lawsuit

      On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore ("Virgin"). The complaint for Patent Infringement and Damages was filed in the United States District Court for the Northern District of Illinois, by Baniak Pine & Gannon, NeoMedia's intellectual property law firm. The complaint claims that Virgin has infringed four of NeoMedia's patents - U.S. Patents Nos. 5,933,829, 5,978,773, 6,108,656, and 6,199,048. The complaint alleges that the Virgin Megaplay Stations located in Virgin's Megastores infringe NeoMedia's patents by using Virgin's Megascan technology to allow customers to scan UPC codes from in-store CDs and DVDs to access Internet-based product information, such as music and movie previews, and album and video art. The complaint also alleges that Virgin had notice of NeoMedia's patents since the latter part of 2002 or before, yet it continued with its infringing activities. The complaint seeks compensatory damages for Virgin's infringement, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin Virgin from its infringing activities. Virgin answered NeoMedia's complaint on March 1, 2004. The parties are currently engaged in discovery.

Industry Overview

      NeoMedia Internet Switching Software

      The goal of NeoMedia's Internet Switching Software business segment is to promote mass adoption of the Company's switch and background computer process to link physical world objects to the Internet. The Company's switching platform is a state-of-the-art open and extensible cross-media publishing tool that applies to customers in a variety of industrial, commercial, and educational applications. This business segment is also responsible for licensing NeoMedia's intellectual property to others as a means of promoting this new market as well as providing a revenue and cash resource. NeoMedia has been developing its physical world-to-Internet technology and offerings since 1996 and considers itself an innovator and pioneer in this industry. In the past several years, NeoMedia has seen similar technologies and concepts emerge in the marketplace, and sees these events as a positive validation of the physical world-to-internet concept.

      NeoMedia believes the key to the adoption of physical world-to-Internet technologies in the marketplace will be in the development of real world applications that provide the end user a valuable experience. NeoMedia believes that, with an estimated 1.5 billion mobile phone users worldwide, mobile devices such as cellular telephones and PDAs are a key device in the development of the physical world to Internet marketplace. To this end, during 2003, NeoMedia announced its PaperClick(R) for Camera Cell PhonesTM product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone. During 2004, NeoMedia introduced PaperClick(R) Mobile Marketing Services, a mobile solution using PaperClick(R) for Camera Cell Phones that allows global marketers and advertising agencies to have one-on-one contact with consumers through cell phones and other mobile wireless devices. PaperClick(R) Mobile Marketing Services delivers real-time promotional content, which can be updated and changed by marketers, while giving consumers one-click e-commerce buying power. The latest addition to the Mobile Marketing Services suite lets users of a wide range of already-in-use camera phones "take pictures" of special created codes on packages and promotional items and connect in one-click to marketing information.

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

      NeoMedia Micro Paint Repair

      NMPR serves the light collision and paint repair industry offering products and processes that are designed to increase customer productivity and profits. NMPR's products are positioned to augment traditional paint repair methods commonly used in body shops, as well as allowing non-body shop operations to expand their service offerings. The micro paint repair industry is a sub-segment of the aftermarket automotive coatings business.

Strategy

      NeoMedia Internet Switching Software

      NeoMedia has spent the past decade developing and patenting the now confirmed space of linking the physical and Internet environments, and developing and implementing five generations of continuously refined switch technology that bridge these environments. During the past year and half, NeoMedia has introduced PaperClick(R) for Camera Cell Phones and PaperClick(R) Mobile Marketing Services, shifting the focus of this dynamic unit to the rapidly-emerging mobile marketing sector. The Company is strategically pursuing potential licensees of the PaperClick(R) switching platform, as well as intellectual property licensing opportunities with organizations attempting to commercialize physical world-to-Internet technology, such as Symbol Technologies, A.T. Cross Company and Brandkey Systems Corporation.

      NeoMedia Consulting and Integration Services

      The goal of the NCIS unit is to continue to provide customized technology infrastructure solutions, as well as act as the integration arm for the PaperClick(R) family of products.

      NeoMedia Micro Paint Repair

      NeoMedia's proprietary Micro Paint Repair system can dramatically reduce costs for current auto body repair facilities, or create a new profit center for auto-related businesses that do not currently offer paint repair. NeoMedia is attempting to market its Micro Paint Repair system to a myriad of automotive industry businesses, from auto dealers to body shops to glass repair shops, and more.


Products/Services

      NeoMedia Internet Switching Software

            PaperClick(R) Mobile Marketing Service

      PaperClick(R) is a Mobile Marketing Service that enables brand managers and consumer product manufacturers to market directly to their target customers via their portable devices such as mobile phones, and PDAs. Using products, brand names, and marketing collateral, brand managers and consumer product manufacturers can interact directly with their customers.

      By entering a word or phrase (such as your brand name or tagline) into a mobile device, or by taking a picture of a barcode on your product or your marketing collateral, a consumer can retrieve tailored Web content in one click
- even pages deep within a website. PaperClick(R) bypasses long URLs, search engines, or difficult-to-navigate phone menus. PaperClick(R) can directly link a word or code to mobile commerce, rebates, contests, coupons, registration, instructional videos, ad tracking, polling, customer profiling, and more.

PaperClick(R) links a unique identifier (barcode or word) to a specific URL (Web page) using a simple 5-step process:

      Step 1: Activation - A barcode or word is activated by the product manufacturer

      Step 2: A PaperClick(R)-enabled device retrieves the code or word

      Step 3: The device's Web browser is automatically launched and connects to a designated server

      Step 4: The server retrieves the specific URL based on the barcode or word

      Step 5: The URL is downloaded to the device's browser

The PaperClick(R) solution consists of:

      Word Activation

            1. Register brand names or taglines in the PaperClick(R) WordRegistryTM. The WordRegistryTM, a joint effort of NeoMedia and Fortune 500 company S.A.I.C., which is the official repository for PaperClick(R) Words

            2. Bid on non-trademarked words. Non-trademarked words (such as cola, burger, car) will be auctioned to the highest bidder via the PaperClick(R) WordRegistryTM

            3. Activate your brand names and taglines by linking them to mobile web content using Link Manager Software

            Created Code Activation - NeoMedia can create custom PaperClick(R)

      Codes to place on product packaging or literature, a subway poster, a direct mailer, or other marketing collateral. Consumers with a camera phone simply snap a picture of the code and link directly to Web content designated by the product's manufacturer.

      Existing Code Activation - As with created codes, PaperClick(R) can link already-existing product codes, such as UPC, EAN, JAN, and ISBN codes, to tailored Web content.

With activation, NeoMedia also provides the following word and code link management tools:

      Link Manager Software - Software for a PC that allows a product owner to link words and codes to a specific URL.

      Handset Software - Device software required for a mobile device customers to read activated codes and words.

      Basic Reporting - Allows product owner to track the number of consumer
            "hits" by code, date and time.

NeoMedia also offers the following value-added services with word or code activation:

      Click Management Services

      - Link Manager Service - NeoMedia will manage the linking of all words and codes on behalf of a product owner

      - Code Verification - NeoMedia will test each code to ensure that it is printed properly and that it links to the correct URL

      Web Content Creation Services - NeoMedia assists its customers in creating Web content for mobile devices in XHTML, WAP and other mobile formats.

      MobileMarketing Campaign Services - NeoMedia helps its customers create mobile advertising campaigns using their products with PaperClick(R) technology.

      Customized Reporting - NeoMedia offers customized reporting and data mining that allows product owners to receive additional data about their marketing campaigns.

      ServerSoftware - For product owners that are managing a large number of codes or words, NeoMedia offers Server Software that allows them to store the links within their organization's network.

      Intellectual Property Licensing.

      The Company currently holds six U.S. patents relating to the physical world-to-Internet marketplace, and an additional six patents acquired in 2003 with the purchase of Secure Source Technologies related to document security. The Company's core physical-world-to-Internet patent portfolio (Patent No. 5,933,829, No. 5,978,773, No. 6,108,656, No. 6,199,048, No. 6,434,561, and No.
6,542,933) is comprised of "system and method" patents that cover the use of machine-readable data for information retrieval. Among the identifiers that could be classified as machine-readable are PaperClick(R)-enabled 2D barcodes, 1D barcodes, UPC/EAN barcodes, magnetic stripes, OCR/ICR, RFID, smartcards, numbers, hot words, and voice. The Company intends to license this intellectual property portfolio to companies endeavoring to tap the potential of this emerging market. To date, the Company has entered into such agreements with Digital:Convergence, A.T. Cross Company, Symbol Technologies, and Brandkey Systems Corporation. During 2002, the Company entered into an agreement with Baniak Pine and Gannon, a law firm specializing in patent licensing and litigation, under which the firm will represent NeoMedia in seeking out potential licensees of NeoMedia's patent portfolio.

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

      A. For implementation of PaperClick(R)Mobile Marketing Service

      B. For development and implementation of Customized Applications

            (A) Services for implementation of PaperClick(R) Mobile Marketing Service The NCIS business unit is comprised of the executive team, technical team, and project managers to establish and deploy a common set of processes and templates, presenting an organized, unified implementation from each project manager. These reusable project management components enable fast, efficient PaperClick(R) project deployment. Key functions of the NCIS business unit are to:

                  o     Create PaperClick(R) Implementation Vision.

                  o Develop methodology including updating and deployment of best practices.

                  o Facilitate team communication through common processes, deliverables, and terminology.

                  o Support a common repository so that prior project management deliverables can be candidates for reuse by similar projects.

                  o Provide clients (and internal management) continual training to build core project management competencies, a common set of experiences, and an understanding of PaperClick(R) technical development.

                  o Track status of PaperClick(R) projects, and provide project visibility to management in a common and consistent manner.

                        Services complementary to a PaperClick(R) project
                  implementation are also provided. They may consist of consulting or hardware services that are part of the project, such as additional servers, network configurations etc., or totally separate from the project due to a parallel need. Services may also include continuation and maintenance of completed projects. Post implementation change orders, training, and code alterations are handled through this division of the System Integration Business Unit.

            (B)   Services for development and implementation of Customized
                  Applications: NeoMedia's NCIS business assists clients in developing and implementing their own customized PaperClick(R) applications.

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

     NeoMedia Micro Paint Repair

      NMPR's system utilizes proprietary technology to repair cosmetic automobiles damage such as chips, scratches, spots, blemishes, and oxidized paint. While competitive paint repair products utilize a mechanical fix, the NMPR system chemically alters the paint to make the repair invisible to the naked eye, even with the most lustrous metal flake and pearlized auto paints. Repairs can be completed in a fraction of the time of conventional methods, and all of NMPR's products are free of harmful isocyanates.

      The products offered through NMPR include:

         NMPR Paint System - NMPR offers a license to use its proprietary NMPR
              Paint System, along with a training program and ongoing technical support relating to the system.

         NMPR Paint System Products - NMPR supplies the products necessary for a paint system operator to implement an NMPR Paint System. Products include NMPR's proprietary chemicals, auto paint, and application hardware.

         NMPR Specialty Products - NMPR offers a variety of non-paint related specialty products, including dent repair, interior cleaning, corrosion protection, windshield repair, and warranty programs.

         NMPR Paint Repair Services - NMPR currently operates a paint repair facility in its Calgary office. The facility utilizes the NMPR Paint System to make cosmetic repairs to automobiles for dealerships, rental car companies, and consumers.

Strategic Relationships

      NeoMedia Internet Switching Software

      During January 2002, the Company engaged Baniak Pine and Gannon, a Chicago law firm specializing in intellectual property licensing and litigation. The firm assists the Company in seeking out potential licensees of its intellectual property portfolio, including any resulting litigation. Baniak Pine and Gannon currently represents NeoMedia in its lawsuits against AirClic, Scanbuy, LScan, and Virgin.

      During May 2002, the Company granted a personal, worldwide, non-exclusive, limited intellectual property licensing agreement to Brandkey Systems Corporation. Brandkey paid the Company a $50,000 upfront licensing fee in 2002, a $25,000 royalty in 2003, a $50,000 royalty in 2004, and is obligated to pay 2.5% of all future royalty-based revenues earned by Brandkey, with minimum royalties of $50,000 in 2004, and $75,000 in 2005 and after.

      On October 30, 2003, NeoMedia unveiled the go-to-market strategy for its PaperClick(R) suite of products. Since that time, NeoMedia has signed contracts with several key partners outlined in the strategy, including channel partners Big Gig Strategies, SRP Consulting, and Relyco, systems integrator Science Applications International Corporation (SAIC), and European advertising agency 12Snap.

      In June 2004, NeoMedia entered into a collaborative agreement with Intel Corporation for NeoMedia's PaperClick(R) mobile connectivity platform to operate on the recently introduced Intel PXA27x processor family-based cellular phones.

      On June 3, 2004, NeoMedia announced that it signed a teaming agreement with IPSO, an integrator of proprietary solutions developed by its provider companies for financial institution members and a leader in meeting Check 21 standards.

      During 2003 and 2004, NeoMedia engaged key partners around the world to assist in the anticipated roll-out of the PaperClick(R) family of products. During this time, NeoMedia has partnered with distributors and resellers such as Big Gig Strategies (United Kingdom), SRP Consulting (USA), AURA Digital Communications (Australia), Relyco (USA), E&I Marketing (Taiwan), Deusto Sistemas (Spain), and Jorge Christen and Partners LLP (Mexico).

      NeoMedia Consulting and Integration Services

      Through this segment, the Company provides services and products to a spectrum of customers, ranging from closely held companies to large corporations.

      NeoMedia Micro Paint Repair

      On June 1, 2004, NeoMedia entered into a distribution agreement with Micro Paint Systems (Australasia) Limited of New Zealand for exclusive distribution rights to NeoMedia's Micro Paint Repair products in Australia and New Zealand. The agreement is contingent upon a minimum purchase of 500 systems over five years in that territory. NeoMedia received an initial payment on signing of the contract, which included the fee for four initial systems.

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


Sales and Marketing

      NeoMedia Internet Switching Software

      During 2003 and 2004, NeoMedia has worked to establish a global network of direct salespeople and resellers to sell and market the PaperClick(R) suite of products. NeoMedia currently employs 8 direct sales and technical consultants in its Lisle, Illinois office who represent the NISS and NCIS business units. Additionally, NeoMedia has established reseller relationships with industry innovators, with a presence in the US, Europe, South America, Asia, and Australia.

      NeoMedia Consulting and Integration Services

      The Company, through its systems integration services segment, markets its products and services, as well as those for which it acts as a re-marketer, primarily through a direct sales force, which was composed of three individuals as of December 31, 2004. In addition, this business unit also relies upon strategic alliances to help market products and services, provide lead referrals, and establish informal co-marketing arrangements. NeoMedia's representatives attend seminars and trade shows, both as speakers and participants, to help market products and services. In addition, this business segment has three agents in the United States that sell NeoMedia's products and services.

      NeoMedia Micro Paint Repair

      NeoMedia markets its Micro Paint Repair products and services primarily through a direct sales force. In addition, this business unit is exploring strategic alliances to help market products and services, provide lead referrals, and establish informal co-marketing arrangements. This business segment is also establishing an agent network in the United States and Canada to sell NeoMedia's products and services. To this end, during 2004 NeoMedia Micro Paint Repair signed distribution agreements with MDA Co-Auto Ltd., the largest buying consortium for new car franchised dealers in Western Canada, and Micro Paint Systems (Australasia) Limited of New Zealand.

Customers

      NeoMedia Internet Switching Software

      PaperClick(R). NeoMedia's customers for its PaperClick(R) physical world-to-Internet offerings have included Amway, Solar Communications, Inc., and NYCO Products Company.

      Intellectual Property Licensing. To date, the Company has entered into IP licensing agreements with Digital:Convergence Corporation, A.T. Cross Company, Symbol Technologies, and Brandkey Systems Corporation. The Company intends to pursue additional license agreements in the future.

      NeoMedia Consulting and Integration Services

      NCIS provides equipment and software reselling and integration and automation consulting services to a variety of customers across a range of industries, including telecommunications, insurance, financial services, manufacturing, government entities, and more.

      NeoMedia Micro Paint Repair

      The customer base for the NMPR business unit consists primarily of auto dealers and repair shops throughout Canada, the US, and Australia/New Zealand. In addition, the Company is party to distribution arrangements with several organizations, including MDA Co-Auto and Novus in Canada, and Micro Paint Systems Australasia in New Zealand.

Research and Development

      NeoMedia Internet Switching Software

      NISS employed 3 persons in the area of product development as of December 31, 2004. During the years ended December 31, 2004 and 2003, NISS incurred total software development costs of $462,000 and $332,000, respectively.

      NeoMedia Consulting and Integration Services

      Any future research or development of products relating to the NCIS business unit will be performed by the NISS division or outside contractors.

      NeoMedia Micro Paint Repair

      During October 2004, NeoMedia contracted the founder of the CSI International to provide research and development services for its Micro Paint Repair business. In addition, NeoMedia has 1 employee in its Calgary, Alberta, Canada office, to assist with research and development. During the years ended December 31, 2004 and 2003, NMPR incurred total product development costs of $19,000 and $0, respectively.

Intellectual Property Rights

      The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon its proprietary technology, including patents, and other intellectual property, and on its ability to protect its proprietary technology and other intellectual property rights. In addition, the Company must conduct its operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees. To protect its proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws, as well as on confidentiality procedures and licensing arrangements. The Company has six U.S. patents for its physical world-to-Internet technology, an additional patent for which the Company received a notification of issuance from the US Patent and Trademark Office in 2005, an additional patent in Mexico for which the Company received a notification of issuance from the Mexicano de la Propiedad Industrial in 2005, and an additional six patents acquired with the purchase of Secure Source Technologies related to document security. The Company also has several trademarks relating to its proprietary software products.

Competition

      NeoMedia Internet Switching Software

      Although the Company has been developing its physical world-to-Internet technology and offerings since 1996, the market surrounding the technology is only now beginning to take shape. Over the past year, new technologies and concepts have emerged in the physical world-to-Internet space, specifically relating to mobile commerce and mobile marketing on Internet-enabled cellular phones and PDAs. NeoMedia views the increased development of other products in this space as a validation of the physical world-to-Internet concept and believes that the increased promotion of these products and services by NeoMedia and other companies in this space will raise consumer awareness of this technology, resulting in a larger, and more rapidly-developing market. The Company believes its portfolio of physical world-to-Internet technologies and patents could provide a barrier to entry for many potential competitors.

      NeoMedia Consulting and Integration Services.

      Competitors in the consulting and integration services business range from local, small privately held companies to large national and international organizations, including large consulting firms. A large number of companies act as re-marketers of another party's products, and therefore, the competition in this area is intense. In some instances, the Company, in acting as a re-marketer, may compete with the original manufacturer.

      NeoMedia Micro Paint Repair. ?

      NeoMedia's competitors in the micro paint repair consist primarily of suppliers of traditional paint repair methods, such as automotive paint manufacturers.

Product Liability

      The Company has never had any product liability claim asserted against it. Currently the Company maintains product liability insurance, but there can be no guarantee that such policy will be sufficient to cover any claims made against the Company.

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

Environmental Protection Compliance

      The Company's Micro Paint Division operations are subject to normal environmental protection regulations. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or the competitive position of the Company. However, environmental requirements are constantly changing, and it is difficult to predict the effect of future requirements on the Company. Company policy requires that all operations fully meet or exceed legal and regulatory requirements.

Employees

      As of December 31, 2004, the Company employed 34 persons, of which 16 are located at the Company's headquarters in Fort Myers, Florida, 8 at the Company's Lisle, Illinois office, 8 at the Company's Calgary, Alberta, Canada office, and 2 remote employees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that its employee relations are good.

      The Company's success depends on a significant extent on the performance of its senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the computer industry. The Company's failure to attract additional qualified employees or to retain the services of key personnel could materially adversely affect the Company's business.

Safe Harbor Provision of the Private Securities Litigation Act of 1995

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services.

                                  RISK FACTORS

                           Risks Specific To NeoMedia

The Company Has Historically Lost Money and Losses May Continue

      The Company has incurred substantial losses since its inception, and anticipates continuing to incur substantial losses for the foreseeable future. The Company incurred a loss of $7,230,000 in the year ended December 31, 2004 and $5,382,000 in the year ended December 31, 2003. The Company's accumulated losses were approximately $83,377,000 as of December 31, 2004. As of December 31, 2004 and 2003, the Company had a working capital (deficit) of approximately $(2,597,000) and $(6,526,000), respectively. The Company had stockholders' equity / (deficit) of $4,392,000 and $(3,203,000) at December 31, 2004 and 2003,
respectively. The Company generated revenues of $1,700,000 and $2,400,000 for the years ended December 31, 2004 and 2003, respectively. In addition, during the years ended December 31, 2004 and 2003, the Company recorded negative cash flows from operations of $4,650,000 and $2,979,000, respectively. To succeed, the Company must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. The Company has expended and to the extent it has available financing, the Company intends to continue to expend substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, the Company may not be able to achieve or sustain profitability.

The Company's Independent Accountants Have Added Going Concern Language To Their Report On The Company's Financial Statements, Which Means That The Company May Not Be Able To Continue Operations

      The report of Stonefield Josephson, Inc., the Company's independent auditors, with respect to the Company's financial statements and the related notes for the years ended December 31, 2004 and 2003, indicates that, at the date of their report, the Company had suffered recurring losses from operations and that the Company's current cash position raises substantial doubt about its ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from this uncertainty.

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

NeoMedia's future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.

      Rapid technological change and frequent new product introductions are typical for the markets NeoMedia serves. NeoMedia's future success will depend in large part on continuous, timely development and introduction of new products that address evolving market requirements. To the extent that NeoMedia fails to introduce new and innovative products, it may lose market share to its competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially damage NeoMedia's business.

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

A Large Percentage Of The Company's Assets Are Intangible Assets, Which Will Have Little Or No Value If Its Operations Are Unsuccessful

      At December 31, 2004, approximately 49% of the Company's total assets were intangible assets, consisting primarily of rights related to its patents and other intellectual property. If the Company's operations are unsuccessful, these assets will have little or no value, which will materially adversely affect the value of the Company's stock and the ability of its stockholders to recoup their investments in the Company's capital stock.

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

The Company's Internally Developed Systems May Put The Company At A Competitive Disadvantage

      The Company uses internally developed technologies for a portion of its systems integration services, as well as the technologies required to interconnect its clients' and customers' physical world-to-Internet systems and hardware with its own. As the Company developed these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems may require a significant amount of customization. Such client and customer specific customization is time-consuming and costly and may place the Company at a competitive disadvantage when compared to competitors.

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

NeoMedia May Be Unsuccessful In Integrating Its Micro Paint Repair Business With Its Current Business

      The success of NeoMedia's Micro Paint Repair business unit could depend on the ability of NeoMedia's executive management to integrate the business plan with the business plan of NeoMedia's NCSI and NISS business units. The NMPR business unit operates in a separate industry from NeoMedia's other two business units.

The Company May Be Unable To Protect Its Intellectual Property Rights And May Be Liable For Infringing The Intellectual Property Rights Of Others

      The Company's success in the physical world-to-Internet and the value-added systems integration markets is dependent upon its proprietary technology, including its patents and other intellectual property, and on the Company's ability to protect its proprietary technology and other intellectual property rights. In addition, the Company must conduct its operations without infringing on the proprietary rights of third parties. The Company also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees, as well as its patents. To protect its proprietary technology and other intellectual property, the Company relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. The Company has six patents for its core physical world-to-Internet technology, and an additional six patents acquired with the purchase of Secure Source Technologies related to document security in 2003. The Company also has several trademarks relating to its proprietary products. Although the Company believes that it has taken appropriate steps to protect its unpatented proprietary rights, including requiring that its employees and third parties who are granted access to its proprietary technology enter into confidentiality agreements with the Company, the Company can provide no assurance that these measures will be sufficient to protect its rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to those of the Company.

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

The Company Will Only Be Able To Execute Its Physical World-To-Internet Business Plan If Mobile Internet Usage and Electronic Commerce Continue To Grow

      The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the mobile Internet and other online services as an effective medium of information and commerce. If use of the mobile Internet and other online services does not continue to grow or grows more slowly than the Company expects, if the infrastructure for the mobile Internet and other online services does not effectively support the growth that may occur, or if the mobile Internet and other online services do not become a viable commercial marketplace, the Company's physical world-to-Internet business, and therefore its business, prospects, financial condition, and results of operations, could be materially adversely affected. Rapid growth in the use of, and interest in, the Internet, the Web, and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the mobile Internet and other online services as a medium of information retrieval or commerce. Demand and market acceptance for recently introduced services and products over the mobile Internet are subject to a high level of uncertainty, and few services and products have generated profits. For the Company to be successful, consumers and businesses must be willing to accept and use novel and cost efficient ways of conducting business and exchanging information.

      In addition, the public in general may not accept the mobile Internet and other online services as a viable commercial or information marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the mobile Internet and other online networks continue to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the mobile Internet and online networks may be unable to support the demands placed upon them. In addition, the mobile Internet or other online networks could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Significant issues concerning the commercial and informational use of the mobile Internet and online networks technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of mobile Internet business solutions that utilize these technologies. Changes in, or insufficient availability of, telecommunications services to support the mobile Internet or other online services also could result in slower response times and adversely affect usage of the mobile Internet and other online networks generally and the Company's physical world-to-Internet product and networks in particular.

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

NeoMedia's Competitors In The Micro Paint Repair Industry Could Duplicate NeoMedia's Proprietary Processes

      NeoMedia's success in the micro paint repair industry depends upon proprietary chemical products and processes. There is no guarantee that NeoMedia's competitors will not duplicate NeoMedia's proprietary processes.

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

      The Company maintains a sales facility at 2150 Western Court, Suite 230, Lisle, Illinois 60532, occupying approximately 6,000 square feet under the terms of a written lease from an unaffiliated party expiring on October 31, 2004, with monthly rent totaling approximately $4,000. The Company has a one-year renewal option on the facility.

      The Company maintains a production and product development facility for its Micro Paint Repair Business unit in Calgary, Alberta, Canada, occupying approximately 4,000 square feet under the terms of a written month-to-month lease from an affiliated party with monthly rent totaling $2,400.

      During February 2005, the Company signed a lease to occupy a 10,000 square foot Micro Paint Repair facility in Ft. Myers, Florida, under the terms of a written lease from an unaffiliated party expiring on February 28, 2008, with monthly rent totaling approximately $9,000. The facility will host training, demonstrations, production, distribution, and retail services for the Micro Paint Repair business unit.

      The Company believes that existing office space is adequate to meet current and short-term requirements.

ITEM 3.  Legal Proceedings

      The Company is involved in the following legal actions arising in the normal course of business, both as claimant and defendant.

      AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc.

      On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc. in the Northern District of Illinois, claiming that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia's patents. The complaint stated that on information and belief, AirClic, Scanbuy and LScan have had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents-in-suit. On April 15, 2004, the court dismissed the suit against AirClic and Scanbuy for lack of personal jurisdiction.

      On April 19, 2004, AirClic filed a declaratory judgment action against NeoMedia in the Eastern District of Pennsylvania. NeoMedia answered and counterclaimed on May 18, 2004. AirClic answered NeoMedia's counterclaim on June 10, 2004. On April 20, 2004, NeoMedia re-filed its suit against AirClic in Pennsylvania for patent infringement. AirClic answered and counterclaimed on May 13, 2004. NeoMedia filed its answer to AirClic's counterclaims on June 2, 2004. NeoMedia filed an amended complaint on July 1, 2004, and AirClic answered and counterclaimed on July 20, 2004. NeoMedia's answer to AirClic's counterclaims was filed on August 3, 2004. The two actions were consolidated and the parties are currently engaged in discovery.

      NeoMedia voluntarily dismissed the suit against LScan in the Northern District of Illinois and re-filed the suit on May 26, 2004, in the Eastern District of Pennsylvania. After LScan failed to answer, NeoMedia filed and served its motion for default judgment on July 6, 2004. The Court entered default judgment on July 7, 2004.

      On March 29, 2004, Scanbuy filed suit against NeoMedia in the Southern District of New York alleging that NeoMedia infringed Scanbuy's copyrights, violated the Lanham Act and committed deceptive trade practices and tortious interference. Scanbuy filed an amended complaint on June 23, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. The parties are currently engaged in discovery in both of these actions.

      Virgin Entertainment Group

      On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore ("Virgin"). The complaint for Patent Infringement and Damages was filed in the United States District Court for the Northern District of Illinois, by Baniak Pine & Gannon, NeoMedia's intellectual property law firm. The complaint claims that Virgin has infringed four of NeoMedia's patents - U.S. Patents Nos. 5,933,829, 5,978,773, 6,108,656, and 6,199,048. The complaint alleges that the Virgin Megaplay Stations located in Virgin's Megastores infringe NeoMedia's patents by using Virgin's Megascan technology to allow customers to scan UPC codes from in-store CDs and DVDs to access Internet-based product information, such as music and movie previews, and album and video art. The complaint also alleges that Virgin had notice of NeoMedia's patents since the latter part of 2002 or before, yet it continued with its infringing activities. The complaint seeks compensatory damages for Virgin's infringement, with those damages to be trebled due to the willful and wanton nature of the infringement. NeoMedia also seeks to preliminarily and permanently enjoin Virgin from its infringing activities. Virgin answered NeoMedia's complaint on March 1, 2004. The parties are currently engaged in discovery.

      Other Litigation

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against NeoMedia seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, NeoMedia settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. NeoMedia had a remaining liability of $33,000 relating to this matter as of December 31, 2004, which was included in accrued expenses.

      On December 7, 2004, Reitler Brown & Rosenblatt LLC, filed a complaint against NeoMedia seeking payment of approximately $422,000 in past due legal services and accrued interest. NeoMedia had a remaining liability of $422,000 relating to this matter as of December 31, 2004, which was included in accounts payable and accrued expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information. The Company's shares trade on the OTC Bulletin Board under the symbol "NEOM." As of December 31, 2004, the Company had 432,525,053 common shares outstanding.

      The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on The OTC Bulletin Board and Nasdaq SmallCap Market, as applicable:

                                           (U.S. $)
           ----------------------------------------------------------
           2002                       HIGH           LOW
           ----------------------------------------------------------
           First Quarter               $0.41         $0.14
           Second Quarter               0.17          0.05
           Third Quarter                0.10          0.02
           Fourth Quarter               0.05          0.01

           ----------------------------------------------------------
           2003                       HIGH           LOW
           ----------------------------------------------------------
           First Quarter               $0.06         $0.01
           Second Quarter               0.04          0.01
           Third Quarter                0.29          0.01
           Fourth Quarter               0.23          0.10

           ----------------------------------------------------------
           2004                       HIGH           LOW
           ----------------------------------------------------------
           First Quarter               $0.16         $0.14
           Second Quarter              $0.11         $0.05
           Third Quarter               $0.12         $0.06
           Fourth Quarter              $0.30         $0.06

      (b) Holders. As of December 31, 2004, NeoMedia had an estimated 8,500 recordholders of common stock.

      (c) Dividends. The Company has not declared or paid any dividends on its common stock during the years ended December 31, 2003 or 2004. The Company will base any issuance of dividends upon its earnings, financial condition, capital requirements and other factors considered important by its board of directors. Delaware law and the Company's certificate of incorporation do not require the board of directors to declare dividends on the Company's common stock. The Company expects to retain all earnings, if any, generated by its operations for the development and growth of its business and does not anticipate paying any dividends to its stockholders for the foreseeable future.

      (d) Recent Issuances of Unregistered Securities.

      On June 25, 2004, the Company issued to Marvin Tkachuk, an unrelated distribution agent, 322,228 shares of common stock in exchange for exclusivity rights under a distribution contract. The shares were valued at $0.074, which was the market price at the time of the agreement.

      On June 9, 2004, the Company issued to Stanton Hill, a current outside consultant and former president of CSI International, Inc., 518,185 shares of common stock as payment for debt acquired with the purchase by NeoMedia of CSI in February 2004. The shares were valued at $0.061, which was the market price at the time of the agreement.

      On March 8, 2004, the Company issued to Stone Street Asset Management, LLC, 40,000,000 warrants to purchase shares of common stock at an exercise price of $0.05 per share. The market price at the time of issuance was $0.11.

      On February 25, 2004, the Company issued 103,199 shares of stock to David Kaminer, as payment of past due professional services. The shares were valued at $0.097. The market price at the time of the agreement was $0.102.

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

      On April 21, 2003, the Company sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share. The Company's stock price at the time of the sale was $0.012. In connection with the sale, the Company also granted the purchaser 25,000,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share. The warrants had a fair value of $298,000 and have been recorded as a cost of issuance. The purchaser was William E. Fritz, a member of the Company's Board of Directors. Proceeds to NeoMedia from sale of the shares were $250,000. The Company recognized a discount expense in general and administrative expenses of approximately $50,000 relating to this transaction with Mr. Fritz. On August 6, 2003, Mr. Fritz exercised his warrants and purchased 25,000,000 additional shares of common stock at a price of $0.01 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NISS (Physical-World-to-Internet Offerings) Business Unit Developments.

      Over the past several years, NeoMedia's focus has been aimed toward the commercialization of its Internet Switching Systems (NISS) business unit. NISS consists of the patented PaperClick(R) technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-web linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for its end-users, competitive advantage for their business partners and return-on-investment for their investors.

      On September 8, 2003, NeoMedia announced its PaperClick(R) for Camera Cell PhonesTM product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone, such as the Nokia 3650 model. During the second quarter of 2004, NeoMedia introduced its PaperClick(R) Mobile Go-WindowTM, a horizontal bar on the screen of a wireless device where users can enter numeric strings from UPC or other bar codes to link directly to targeted online information via patented PaperClick(R) technology and software. The PaperClick(R) Mobile Go-WindowTM currently works with Palm(TM) Tungsten C PDA, the Handspring(TM) Treo 270 and 600 Smartphones, Pocket PC(R), Java MIDP 2.0 (Mobile Independent Device Profile) standard, and Microsoft Windows Mobile(TM)-based Smartphones.

      During 2003, NeoMedia unveiled the go-to-market strategy for its PaperClick(R) suite of products. Over the past several months, NeoMedia has signed contracts with several key partners outlined in the strategy, including agents and resellers Big Gig Strategies (United Kingdom), SRP Consulting (USA), AURA Digital Communications (Australia), Relyco (USA), E&I Marketing (Taiwan), Deusto Sistemas (Spain), Nextcode Corporation (USA), and Jorge Christen and Partners LLP (Mexico). NeoMedia has also teamed with systems integrator SAIC to create the PaperClick(R) WordRegistryTM, and European advertising agency 12Snap to provide click management services for PaperClick(R) products in Europe. In June 2004, NeoMedia entered into a collaborative agreement with Intel Corporation for NeoMedia's PaperClick(R) mobile connectivity platform to operate on the recently introduced Intel PXA27x processor family-based cellular phones.

      In addition, during June 2004 NeoMedia signed a teaming agreement with IPSO, an integrator of proprietary solutions developed by its provider companies for financial institution members and a leader in meeting Check 21 standards. Enacted by Congress and signed into law last year, Check 21 requires banks to begin accepting substitute checks (called IRDs for image replacement documents) in lieu of original checks as of October 29, 2004. NeoMedia and IPSO could partner on proposals and presentations surrounding Check 21.

      During October 2004, NeoMedia and SAIC entered into a marketing alliance to jointly establish, launch, promote and manage the new worldwide mobile "PaperClick(R) WordRegistryTM," a linking and switching platform for use on Web-enabled cell phones and PDA's. When used with PaperClick(R) Mobile Go-Window, NeoMedia's new wireless product, which creates a text-entry window on a phone or PDA screen, registered words (or registered phrases) are entered to bring up an automatic link to specific targeted products and promotions. No official date has been set for the launch of the WordRegistryTM.

      During January 2005, NeoMedia signed a Letter of Intent to enter into a licensing agreement with Shelron Group, Inc. for PaperClick(R)'s family of mobile marketing products to be used with Shelron's ActivShopper comparison shopping toolbar. The agreement will give Shelron Group, Inc. the worldwide rights to use PaperClick(R) on the new ActivShopper Mobile Edition for cell phones and PDA's. ActivShopper is a free software download designed to automatically scan, locate and compare prices for items a consumer selects at an e-commerce site.

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


Acquisitions

            CSI International, Inc. On February 6, 2004, NeoMedia acquired 100% ownership of CSI International, Inc., of Calgary, Alberta, Canada, a private company in the micro paint repair industry. NeoMedia issued 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Ft. Myers, Florida headquarters, and maintains a sales office in Calgary, Alberta, Canada.

            BSD Software, Inc. On December 21, 2004, NeoMedia and BSD Software Inc. ("BSD") (OTCBB: BSDS) signed a definitive Agreement and Plan of Merger. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry. BSD's shareholders will receive, for each share of BSD stock owned, NeoMedia stock equivalent to .07 divided by the volume-weighted average price of NeoMedia stock for the five days prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of BSD's outstanding shares and its Board. NeoMedia and BSD expect to file a joint registration/information statement with the SEC in the first quarter of 2005. NeoMedia expects to complete the merger when the review is complete and the registration is approved. At this time, the exchange rate will be determined and closing will be held. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the United States Securities and Exchange Commission.

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

iPoint-Media Ltd.

      On September 7, 2004, NeoMedia and iPoint-media Ltd. ("iPoint-media") of Tel Aviv, Israel, entered into a business development agreement. In exchange for entering into the service agreement, NeoMedia received 7% ownership in iPoint-media, consisting of 28,492 shares of iPoint-media common stock. In addition to the business development agreement, NeoMedia acquired an additional 10% ownership of iPoint-media, consisting of 40,704 shares of common stock, for $1 million cash.

      iPoint-media was founded in April 2001 as a spin off from Imagine Visual Dialog LTD, whose shareholders include Israeli-based Nisko group, an Israeli holding company, Singapore-based Keppel T&T, and marketing and advertising group WPP. iPoint-media specializes in Customer Interaction Management and is the world's 1st developer of IP Video Call Centers for Deutsche Telecom. Muki Geller, the founder of Imagine Visual Dialog, is the founder, President & CEO of iPoint-media. iPoint-media is located in Tel Aviv, Israel, with a European customer support center in The Netherlands. iPoint-media's mission is to become the video access platform and application engine of choice for service providers.

      On October 26, 2004, NeoMedia announced that it would issue its first-ever stock dividend with the distribution of common shares of IPoint-media Ltd. of Tel Aviv as a property dividend. NeoMedia will distribute 5% (or 20,435 shares) of iPoint-media's common stock to NeoMedia shareholders of record as of November 17, 2004. The date of the property dividend payment will be announced after the Securities and Exchange Commission declares iPoint-media's Form SB-2 registration statement effective.


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

Critical Accounting Policies

      The U.S. Securities and Exchange Commission ("SEC") issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; and the valuation of intangibles, which affects amortization and impairment of goodwill and other intangibles. NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements..

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

      Allowance for Doubtful Accounts. NeoMedia maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowance for doubtful accounts is based on NeoMedia's assessment of the collectibility of specific customer accounts, the aging of accounts receivable, NeoMedia's history of bad debts, and the general condition of the industry. If a major customer's credit worthiness deteriorates, or NeoMedia's customers' actual defaults exceed historical experience, NeoMedia's estimates could change and impact its reported results.

      Inventory. Inventories are stated at lower of cost (using the first-in, first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-moving and ongoing products and maintains a reserve for slow-moving and obsolete inventory as well as related disposal costs.

      Stock-based Compensation. NeoMedia records stock-based compensation to outside consultants at fair market value in general and administrative expense. NeoMedia does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. NeoMedia reports pro-forma net loss and loss per share in accordance with the requirements of SFAS 123 and 148. This disclosure shows net loss and loss per share as if NeoMedia had accounted for its employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method on the date of grant. This option valuation model requires input of highly subjective assumptions. Because NeoMedia's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

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

            The basis for license fee revenue recognition is substantially governed by American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended, and Statement of Position 98-9, Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions.". License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable.

      (2) Revenue for resale of software and technology equipment and service fee is recognized based on guidance provided in SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," as amended (SAB 104). Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed. NeoMedia uses stand-alone pricing to determine an element's vendor specific objective evidence
            (VSOE) in order to allocate an arrangement fee amongst various pieces of a multi-element contract. NeoMedia records an allowance for doubtful accounts on a customer-by-customer basis as appropriate.

            In December 2003, the SEC issued SAB 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of

            SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

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

Results of Operations for the Year Ended December 31, 2004 as Compared to the Year Ended December 31, 2003

      Net sales. Total net sales for the year ended December 31, 2004 were $1,700,000, which represented a $700,000, or 29%, decrease from $2,400,000 for the year ended December 31, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions, offset by new sales from the Company's Micro Paint Repair business acquired during February 2004. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick(R) go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor. NeoMedia could also realize a material increase in Micro Paint Repair revenue if the Company is successful in implementing its business plan for that business unit.

      License fees. License fees were $343,000 for the year ended December 31, 2004, compared with $414,000 for the year ended December 31, 2003, a decrease of $71,000, or 17%. The decrease was due to lower sales of internally developed software licenses in 2004. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick(R) go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

      Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $1,356,000, or 68%, to $630,000 for the year ended December 31, 2004, as compared to $1,986,000 for the year ended December 31, 2003. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the year ended December 31, 2004, rather than the year ended December 31, 2003.

      Micro Paint Repair products and services. Sales of Micro Paint Repair products and services were $727,000 for the year ended December 31, 2004. NeoMedia acquired this business on February 6, 2004, and as a result there were no sales of Micro Paint Repair products and services during the year ended December 31, 2003. NeoMedia could realize a material increase in Micro Paint Repair revenue if the Company is successful in implementing its business plan for that business unit.

      Cost of license fees. Cost of license fees was $324,000 for the year ended December 31, 2004, an increase of $24,000, or 8%, compared with $300,000 for the year ended December 31, 2003. The increase resulted from increased amortization of capitalized patent costs during 2004 compared with 2003.

      Cost of resales of software and technology equipment and service. Cost of resales of software and technology equipment and service was $604,000 for the year ended December 31, 2004, a decrease of $1,225,000, or 67%, compared with $1,829,000 for the year ended December 31, 2003. The decrease resulted from decreased resales in 2004 compared with 2003. Cost of resales as a percentage of related resales was 96% in 2004, compared to 92% in 2003. This increase is due to revenue declining more rapidly than the fixed portion of costs of resales, coupled with eroding margins in the resale business. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

      Cost of Micro Paint Repair products and services. Cost of micro paint repair products and services was $541,000 for the year ended December 31, 2004. Cost of micro paint repair products and services as a percentage of related sales was 74%. NeoMedia acquired this business on February 6, 2004, and as a result there were no cost of sales of micro paint repair products and services during the year ended December 31, 2003. NeoMedia expects cost of micro paint repair products and services to increase with Micro Paint Repair revenue over the next 12 months as the Company continues its roll-out of this business unit.

      Gross Profit. Gross profit was $231,000 for the year ended December 31, 2004, a decrease of $40,000, or 15%, compared with gross profit of $271,000 for the year ended December 31, 2003. This decrease was primarily the result of reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions.

      Sales and marketing. Sales and marketing expenses were $2,046,000 for the year ended December 31, 2004, compared to $523,000 for the year ended December 31, 2003, an increase of $1,523,000 or 291%. This increase resulted primarily from the addition of recently-acquired Micro Paint Repair business sales force and cost associated with marketing and as promotion of the Company's PaperClick(R) and Micro Paint Repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and anticipated rollout of the PaperClick(R) and Micro Paint Repair product suites, as well as the anticipated acquisition of BSD Software.

      General and administrative. General and administrative expenses decreased by $2,055,000, or 48%, to $2,215,000 for the year ended December 31, 2004, compared to $4,270,000 for the year ended December 31, 2003. The decrease resulted primarily from non-cash expenses relating to the Company's option repricing program, expense for stock options issued with exercise prices below market price, and higher stock-based professional service expense in 2003 as compared with 2004. NeoMedia expects general and administrative expense to increase over the next 12 months with the recent acquisition of CSI International and the potential acquisition of BSD Software.

      Research and development. During the year ended December 31, 2004, NeoMedia charged to expense $651,000 of research and development costs, an increase of $319,000 or 96% compared to $332,000 charged to expense for the year ended December 31, 2003. The increase is primarily due to the addition of development headcount and computer systems during 2004, as well as development costs associated with the Micro Paint Repair business unit acquired in 2004. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts of its PaperClick(R) and Micro Paint Repair products and services.

      Gain on extinguishment of debt. During the year ended December 31, 2004, NeoMedia recognized a gain on extinguishment of debt of $140,000, resulting from the payment of debt at a discount to the book value of the debt, an increase of $292,000, or 192%, compared with a loss on extinguishment of debt of $152,000 for the year ended December 31, 2003. These gains resulted from a difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

      Amortization of debt discount. During the year ended December 31, 2004, NeoMedia recognized an amortization of debt issuance cost of $2,500,000 relating to the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell by NeoMedia during January 2004. NeoMedia did not recognize any such expense during the year ended December 31, 2003. During the year ended December 31, 2004, NeoMedia amortized the full $2.5 million discount value relating to the Cornell warrants, and as a result does not expect to recognize such expense in the next 12 months.

      Interest expense. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense decreased by $187,000, or 50%, to $189,000 for the year ended December 31, 2004 from $376,000 for the year ended December 31, 2003, due to reduced expense associated with vendor settlements and debt in 2004 compared with 2003.

      Net Loss. The net loss for the year ended December 31, 2004 was $7,230,000, which represented a $1,848,000, or 34% increase from a $5,382,000 loss for the year ended December 31, 2003. The increase resulted primarily from the amortization of debt issuance cost of $2,500,000 in 2004, offset by reduced general and administrative costs in 2004.

Liquidity and Capital Resources

      As of December 31, 2004, NeoMedia's cash balance was $2,634,000, compared to $61,000 at December 31, 2003.

      Net cash used in operating activities was approximately $4,650,000 for the year ended December 31, 2004, compared with $2,979,000 for the year ended December 31, 2003, an increase of $1,671,000, or 56%. The increase was primarily due to increased sales and marketing expenses in 2004 associated with NeoMedia's PaperClick(R) products, the addition of infrastructure with the acquisition of CSI, and the continued payment of accounts payable and accruals incurred in previous years.

      NeoMedia's net cash flow used in investing activities for the years ended December 31, 2004 and 2003, was $1,252,000 and $281,000, respectively, an increase of $971,000, or 346%. The increase was due to the Company's $1 million investment in I-Point Media Ltd. during 2004.

      Net cash provided by financing activities for the years ended December 31, 2004 and 2003 was $8,535,000 and $3,251,000, respectively, an increase of $5,284,000, or 163%. The increase was due to increased draws under the Company's Standby Equity Distribution Agreement with Cornell Capital Partners in 2004 as compared with 2003.

      During the years ended December 31, 2004 and 2003, NeoMedia's net loss totaled $7,230,000 and $5,382,000, respectively. As of December 31, 2004, NeoMedia had accumulated losses from operations of $83,377,000, had a working capital deficit of $2,597,000, and $2,634,000 in cash balances.

      The accompanying consolidated financial statements have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern.

      NeoMedia may obtain up to $20 million through its Standby Equity Distribution Agreement with Cornell Capital Partners. As of December 31, 2004, NeoMedia had drawn $8 million against the Standby Equity Distribution Agreement, leaving an available balance of $12 million. NeoMedia sold approximately 107 million shares during 2004 to Cornell to draw $8 million against the Standby Equity Distribution Agreement.

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

Contractual Obligations

The following table presents the Company's contractual obligations as of December 31, 2004, over the next five years and thereafter:

                                            Payments by Period
                                              (in thousands)
---------------------------------------------------------------------------------------------------
                                                        Less
                                                        Than         1-3         4-5     After 5
                                            Amount     1 Year       Years       Years       Years
                                          ---------   ---------   ---------   ---------   ---------
Legal Settlements                         $     185   $     181   $       4   $      --   $      --

Vendor Settlements & Agreements                  89          73          16          --          --

Operating Leases                                 89          89          --          --          --

Short Term Debt                               1,136       1,136          --          --          --
                                          ---------   ---------   ---------   ---------   ---------
     Total Contractual Cash Obligations   $   1,499   $   1,479   $      20   $      --   $      --
                                          =========   =========   =========   =========   =========

      Intangible Assets

      At the end of each quarter, or upon occurrence of material events relating to a specific intangible item, NeoMedia performs impairment tests on each of its intangible assets, which include goodwill, capitalized patent costs, repair chemical formulations and proprietary process, customer base and trademarks, and capitalized and purchased software costs. In doing so, NeoMedia evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in NeoMedia's current business plan, and projected discounted cash flow to be derived from the asset. Intangible asset balances are then adjusted to their current net realizable value based on these criteria if impaired. The Company received an independent valuation of its patent portfolio as of December 31, 2003. In addition, the Company had an independent valuation on the intangible assets acquired through the acquisition of CSI and has assigned the fair value of the intangible assets based on the fair value assessed in the appraisal. The independent valuation concluded that no impairment was necessary as of December 31, 2003. No impairment charges were taken during the year ended December 31, 2004 or 2003.

Financing Agreements

      As of December 31, 2003 and 2002, NeoMedia was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows NeoMedia to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. Termination of this financing relationship with GE Access could materially adversely affect NeoMedia's financial condition by hindering its ability to resell hardware and software. Management expects the agreement to remain in place in the near future. As of December 31, 2004, the amount payable under this financing arrangement was approximately $17,000.

Note Payable to Cornell Capital Partners, LLC

      On October 18, 2004, the Company borrowed from Cornell the gross amount of $1,085,000 before discounts and fees. Cornell withheld a retention fee of $85,000 related to the issuance of stock to pay off the debt in the future. The note was repaid during January 2005. The Company invested the proceeds from the note in iPoint-media pursuant to the investment agreement between NeoMedia and iPoint-media (see "iPoint-media Ltd." for description of agreement).

Going Concern

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through December 31, 2004, NeoMedia has not been able to generate sufficient revenues from its operations to cover its costs and operating expenses. Although NeoMedia has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether NeoMedia will be able to continue this practice, or if revenue will increase significantly to be able to meet cash operating expenses. This, in turn, raises substantial doubt about NeoMedia's ability to continue as a going concern. Management believes that NeoMedia will be able to raise additional funds through its $20 million Standby Equity Distribution Agreement with Cornell, or through other strategic investments. However, there can be no assurances that the market for NeoMedia's stock will support the sale of sufficient shares of stock to raise enough capital to sustain operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Based on current cash balances and operating budgets, as well as the $12 million available under its Standby Equity Distribution Agreement, NeoMedia believes it has sufficient financing available to operate until at least December 31, 2005. NeoMedia cannot predict whether additional financing will be available, its form, whether equity or debt, or be in another form, or if it will be successful in identifying entities with which it may consummate a merger or other corporate finance transactions.

Effect Of Recently Issued Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152). The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.

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

             Report of Independent Registered Public Accounting Firm

Board of Directors

NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ STONEFIELD JOSEPHSON, INC.
------------------------------

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
February 11, 2005

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                   December 31,
                                                                                       2004
                                                                                   ------------
ASSETS
Current assets:
        Cash and cash equivalents                                                  $      2,634

        Trade accounts receivable, net of allowance for doubtful accounts of $46            282
        Inventories, net of allowance for obsolete & slow-moving inventory of $0            115
        Prepaid expenses and other current assets                                           386
                                                                                   ------------
        Total current assets
                                                                                          3,417
        Property and equipment, net                                                         110
        Capitalized patents, net                                                          2,174
        Micro paint repair chemical formulations and proprietary process, net             1,630
        Goodwill                                                                          1,099
        Other Intangible assets, net                                                        221
        Investment in iPoint-media, Ltd.                                                  1,000
        Cash surrender value of life insurance policy                                       728
        Other long-term assets                                                               27
                                                                                   ------------

             Total assets                                                          $     10,406
                                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                           $      1,911
        Amounts payable under settlement agreements                                         103
        Liabilities of discontinued business unit                                           676
        Sales taxes payable                                                                 108
        Accrued expenses                                                                  1,566
        Deferred revenues and other                                                         514
        Notes payable                                                                     1,136
                                                                                   ------------
             Total current liabilities                                                    6,014
                                                                                   ------------

Shareholders' equity:
        Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued
          and outstanding                                                                    --
        Common stock, $0.01 par value, 1,000,000,000 shares authorized,
          436,746,758 shares issued and 432,525,053 outstanding                           4,325
        Additional paid-in capital                                                       84,728
        Deferred stock-based compensation                                                  (445)
        Accumulated deficit                                                             (83,377)
        Accumulated other comprehensive loss - foreign currency translation
          adjustment                                                                        (60)
        Treasury stock, at cost, 201,230 shares of common stock                            (779)
                                                                                   ------------
        Total shareholders' equity                                                        4,392
                                                                                   ------------
             Total liabilities and shareholders' equity                            $     10,406
                                                                                   ============

              The accompanying notes form an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                           Years Ended December 31,
                                                                      --------------------------------
                                                                           2004              2003
                                                                      --------------    --------------
NET SALES:
       License fees                                                   $          343    $          414
       Resale of software and technology equipment and service fees              630             1,986
       Micro paint repair products and services                                  727                --
                                                                      --------------    --------------
       Total net sales                                                         1,700             2,400
                                                                      --------------    --------------
COST OF SALES:
       License fees                                                              324               300
       Resale of software and technology equipment and service fees              604             1,829
       Micro paint repair products and services                                  541                --
                                                                      --------------    --------------
       Total cost of sales                                                     1,469             2,129
                                                                      --------------    --------------

GROSS PROFIT                                                                     231               271

       Sales and marketing expenses                                            2,046               523
       General and administrative expenses                                     2,215             4,270
       Research and development costs                                            651               332
                                                                      --------------    --------------
       Loss from operations                                                   (4,681)           (4,854)
       Gain (loss) on extinguishment of debt                                     140              (152)
       Amortization of debt discount                                          (2,500)               --
       Interest expense, net                                                    (189)             (376)
                                                                      --------------    --------------
NET LOSS                                                                      (7,230)           (5,382)

       Other comprehensive loss:
          Foreign currency translation adjustment                                (60)               --
                                                                      --------------    --------------
COMPREHENSIVE LOSS                                                    $       (7,290)   $       (5,382)
                                                                      ==============    ==============
LOSS PER SHARE--BASIC AND DILUTED                                     $        (0.02)   $        (0.04)
                                                                      ==============    ==============
Weighted average number of common shares--basic and diluted              329,362,127       125,029,723
                                                                      ==============    ==============

              The accompanying notes form an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Years Ended
                                                                                                December 31,
                                                                                          ------------------------
                                                                                             2004          2003
                                                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                            $   (7,230)   $   (5,382)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of discount on note payable                                                 2,500            --
      Depreciation and amortization                                                              674           470
      Inventory reserve                                                                           --            13
      Bad debt                                                                                    24           191
      Expense (decrease of fair value) for repriced options                                      104           773
      Fair value of expense portion of stock-based
               compensation granted for professional services                                    626         1,000
      Interest expense allocated to debt                                                           3            56
      Discount related to common stock issuance                                                   --            50
      Loss on payment of accounts payable in stock                                                --           152
      (Increase)/decrease in value of life insurance policies                                     (1)          (35)
      Changes in operating assets and liabilities
        Trade accounts receivable, net                                                           (82)          212
        Inventory                                                                                (58)           (3)
        Other current assets                                                                      68           273
        Accounts payable                                                                        (421)       (1,064)
          Amounts payable under settlement agreements                                           (669)          772
          Liabilities of discontinued business unit                                               19          (838)
          Sales taxes payable                                                                    (29)         (189)
          Accrued expenses                                                                      (177)          936
        Deferred revenue other current liabilities                                                (1)         (366)
                                                                                          ----------    ----------
          Net cash used in operating activities                                               (4,650)       (2,979)
                                                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Amounts issued under notes receivable                                                       --          (209)
      Investment in iPoint-media, Ltd.                                                        (1,000)           --
      Capitalization of software development and purchased intangible assets                    (141)          (28)
      Acquisition of property and equipment                                                     (111)          (44)
                                                                                          ----------    ----------
        Net cash used in investing activities                                                 (1,252)         (281)
                                                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock, net of issuance costs of $620 in
      2004 and $226 in 2003                                                                    7,906           250
      Net proceeds from exercise of stock options and warrants                                 2,687           406
      Borrowings under notes payable and long-term debt                                        9,085         3,350
      Repayments on notes payable and long-term debt                                          (8,753)         (755)
      Cash paid to acquire CSI International, Inc. (net of cash acquired)                     (2,390)           --
                                                                                          ----------    ----------
        Net cash provided by financing activities                                              8,535         3,251
                                                                                          ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (60)           --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           2,573            (9)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                      61            70
                                                                                          ----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $    2,634    $       61
                                                                                          ==========    ==========



SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid/(received) during the period                                          $      111    $        6
      Income taxes paid                                                                           --            --
      Non-cash investing and financing activities:
        Reduction in accounts payable and accruals for debt paid in stock                        190         1,509
        Reduction of note payable paid in stock                                                   32            --
        Reduction of long-term debt and accrued interest paid in stock                            --           904
        Fair value of stock issued for services and deferred to future periods                   653           282
        Fair value of shares issued to acquire CSI Int'l (net of costs of registration)          695            --
        Change in net assets resulting from acquisition of CSI (net of cash acquired)          3,090            --
        Value of stock granted to acquire Secure Source Technologies, Inc.                        --           500
        Gain (loss) on extinguishment of debt                                                    140          (152)
        Direct costs associated with Standby Equity Distribution Agreement and Equity
      Line of Credit                                                                           2,216         6,772

        Fair value of warrants issued as a direct incremental cost of financing                   --            93

        Discount recognized on the issuance of stock with notes payable                           --            56

              The accompanying notes form an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

                                         ----------------------------------------------------------------------------------------
                                                          Common Stock
                                         -------------------------------------------------                        Accumulated
                                                                              Additional        Deferred             Other
                                                                               Paid-in           Stock           Comprehensive
                                              Shares            Amount         Capital        Compensation            Loss
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                    30,746,968   $          307   $       65,442              (231)   $            0
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Shares issued to Cornell Capital
Partners under Equity line of Credit          98,933,244              990            1,803                --                --
---------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock through
private Placement, Net of $6,818 of
issuance costs                                25,000,000              250               50                --                --
---------------------------------------------------------------------------------------------------------------------------------
Exercise of employee options                  15,599,175              156                0                --                --
---------------------------------------------------------------------------------------------------------------------------------
Exercise of Warrants                          28,904,900              289              (39)               --                --
---------------------------------------------------------------------------------------------------------------------------------
Expense associated with option &
warrant repricing                                     --               --              774                --                --
---------------------------------------------------------------------------------------------------------------------------------
Fair value stock, options, & warrants
issued for professional services
rendered                                       4,030,424               40              385                --                --
---------------------------------------------------------------------------------------------------------------------------------
Stock issued to pay past due
liabilities                                   40,776,546              408            2,505                --                --
---------------------------------------------------------------------------------------------------------------------------------
Issuance of warrants and stock with
debt                                                  --               --               19                --                --
---------------------------------------------------------------------------------------------------------------------------------
Expense recognized for options issued
with exercise price below market price                --               --              626                --                --
---------------------------------------------------------------------------------------------------------------------------------
Change in Deferred Stock Compensation                 --               --               --               (51)               --
---------------------------------------------------------------------------------------------------------------------------------
Net Loss                                              --               --               --                --                --
=================================================================================================================================

BALANCE, DECEMBER 31, 2003                   243,991,257   $        2,440   $       71,565    $         (282)   $            0
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Shares issued to Cornell Capital
Partners under ELOC and SEDA                 112,743,417            1,127            6,864                --                --
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                     12,860,616              129               43                --                --
---------------------------------------------------------------------------------------------------------------------------------
Exercise of stock warrants                    51,510,000              515            2,000                --                --
---------------------------------------------------------------------------------------------------------------------------------
Fair value stock, options, & warrants
issued for professional services
rendered                                       2,013,375               20              785                --                --
---------------------------------------------------------------------------------------------------------------------------------
Stock issued to pay past due
liabilities                                    2,406,388               24              242                --                --
---------------------------------------------------------------------------------------------------------------------------------
Stock issued in connection with
acquisition of CSI International               7,000,000               70              625                --                --
---------------------------------------------------------------------------------------------------------------------------------
Expense associated with option
repricing                                             --               --              104                --                --
---------------------------------------------------------------------------------------------------------------------------------
Fair value of warrants issued with
debt                                                  --               --            2,500                --                --
---------------------------------------------------------------------------------------------------------------------------------
Change in Deferred Stock Compensation                 --               --               --              (163)               --
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss - foreign currency
translation adjustment                                --               --               --                --               (60)
---------------------------------------------------------------------------------------------------------------------------------
Net Loss                                              --               --               --                --                --
=================================================================================================================================

BALANCE, DECEMBER 31, 2004                   432,525,053   $        4,325   $       84,728              (445)   $          (60)
=================================================================================================================================

                                         ----------------------------------------------------------------------
                                                                  Treasury Stock
                                                              ----------------------------
                                                                                                    Total
                                           Accumulated                                          Stockholders'
                                             Deficit          Shares            Amount             Equity
---------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002               $      (70,765)          201,230   $         (779)   $       (6,026)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Shares issued to Cornell Capital
Partners under Equity line of Credit                 --                --               --             2,793
---------------------------------------------------------------------------------------------------------------
Issuance of Common Stock through
private Placement, Net of $6,818 of
issuance costs                                       --                --               --               300
---------------------------------------------------------------------------------------------------------------
Exercise of employee options                         --                --               --               156
---------------------------------------------------------------------------------------------------------------
Exercise of Warrants                                 --                --               --               250
---------------------------------------------------------------------------------------------------------------
Expense associated with option &
warrant repricing                                    --                --               --               774
---------------------------------------------------------------------------------------------------------------
Fair value stock, options, & warrants
issued for professional services
rendered                                             --                --               --               425
---------------------------------------------------------------------------------------------------------------
Stock issued to pay past due
liabilities                                          --                --               --             2,913
---------------------------------------------------------------------------------------------------------------
Issuance of warrants and stock with
debt                                                 --                --               --                19
---------------------------------------------------------------------------------------------------------------
Expense recognized for options issued
with exercise price below market price               --                --               --               626
---------------------------------------------------------------------------------------------------------------
Change in Deferred Stock Compensation                --                --               --               (51)
---------------------------------------------------------------------------------------------------------------
Net Loss                                         (5,382)               --               --            (5,382)
===============================================================================================================

BALANCE, DECEMBER 31, 2003               $      (76,147)          201,230   $         (779)   $       (3,203)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Shares issued to Cornell Capital
Partners under ELOC and SEDA                         --                --               --             7,991
---------------------------------------------------------------------------------------------------------------
Exercise of stock options                            --                --               --               172
---------------------------------------------------------------------------------------------------------------
Exercise of stock warrants                           --                --               --             2,515
---------------------------------------------------------------------------------------------------------------
Fair value stock, options, & warrants
issued for professional services
rendered                                             --                --               --               805
---------------------------------------------------------------------------------------------------------------
Stock issued to pay past due
liabilities                                          --                --               --               266
---------------------------------------------------------------------------------------------------------------
Stock issued in connection with
acquisition of CSI International                     --                --               --               695
---------------------------------------------------------------------------------------------------------------
Expense associated with option
repricing                                            --                --               --               104
---------------------------------------------------------------------------------------------------------------
Fair value of warrants issued with
debt                                                 --                --               --             2,500
---------------------------------------------------------------------------------------------------------------
Change in Deferred Stock Compensation                --                --               --              (163)
---------------------------------------------------------------------------------------------------------------
Comprehensive loss - foreign currency
translation adjustment                               --                --               --               (60)
---------------------------------------------------------------------------------------------------------------
Net Loss                                         (7,230)               --               --            (7,230)
===============================================================================================================

BALANCE, DECEMBER 31, 2004               $      (83,377)          201,230   $         (779)   $        4,392
===============================================================================================================

              The accompanying notes form an integral part of these consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

      The consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries, NeoMedia Migration, Inc., a Delaware corporation; Distribuidora Vallarta, S.A. incorporated in Guatemala; NeoMedia Technologies of Canada, Inc. incorporated in Canada; NeoMedia Tech, Inc. incorporated in Delaware; NeoMedia EDV GmbH incorporated in Austria; NeoMedia Technologies Holding Company B.V. incorporated in the Netherlands; NeoMedia Technologies de Mexico S.A. de C.V. incorporated in Mexico; NeoMedia Migration de Mexico S.A. de C.V. incorporated in Mexico; NeoMedia Technologies do Brasil Ltd. incorporated in Brazil, NeoMedia Technologies UK Limited incorporated in the United Kingdom, NeoMedia Micro Paint Repair, Inc. a Nevada corporation, and NeoMedia Telecom Services, Inc. a Nevada corporation, and are collectively referred to as "NeoMedia" or the "Company". The consolidated financial statements of NeoMedia are presented on a consolidated basis for all years presented. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $7,230,000 and $5,382,000 for the years ended December 31, 2004 and 2003, respectively, and has an accumulated deficit of $83,377,000 as of December 31, 2004. In addition, the Company had working capital deficit of $2,597,000 as of December 31, 2004.

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

      Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. Management's plan is to secure adequate funding to bridge to profitability from the Company's PaperClick(R) business, intellectual property portfolio and Micro Paint Repair business.

Nature of Business Operations

      During 2004, NeoMedia was structured as three distinct business units:
NeoMedia Internet Software Service (NISS), NeoMedia Consulting and Integration Services (NCIS), and NeoMedia Micro Paint Repair (NMPR).

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

            NMPR (Micro Paint Repair offerings) is the business unit encompassing the recently-acquired CSI International chemical line. NMPR is attempting to commercialize its unique micro-paint repair solution. The Company completed its acquisition of CSI on February 6, 2004. As a result, NeoMedia's results for the year ended December 31, 2003 do not include operations from this business unit.

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

Cash and Cash Equivalents

      For the purposes of the consolidated balance sheet and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts. As of December 31, 2004, the Company had cash balances of $2,692,000 which were not insured by the FDIC.

Financial Instruments

The carrying amount of the Company's cash equivalents, accounts receivable, prepaid expenses, other current assets, cash surrender value of life insurance policy, accounts payable and accrued expenses, accrued salaries and benefits, and payable to merchants approximates their estimated fair values due to the short-term maturities of those financial instruments.

      Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

      It is not practicable to estimate the fair value of the Company's 17% investment in the common stock of i-Point Media Ltd., which distributes video, audio and data over IP networks, because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the carrying amount (on the cost method) of $1,000,000 at December 31, 2004 was not impaired.

   Pertinent financial information reported by iPoint Media Ltd. is as follows:

                             (in thousands of US
                                   dollars)
                          ---------------------------
                             2004           2003
                          -----------    ------------
Total assets                  $1,119            $193
Stockholders' deficit           (341)         (1,451)
Revenues                         514             618
Net loss                        (695)           (544)

Accounts Receivable

      The Company reports accounts receivable at net realizable value. The Company's terms of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Receivables are generally charged off and sent to a collections agency after ninety days past due. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term. At December 31, 2004, the allowance for doubtful accounts was $46,000.

Inventories

      Inventories are stated at the lower of cost or market, and at December 31, 2003 was comprised of purchased computer technology resale products and micro paint repair products. Cost is determined using the first-in, first-out method. At December 31, 2003, the reserve for obsolescence was $13,000.There was no reserve as of December 31, 2004.


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

Micro Paint Chemical Formulations and Proprietary Processes

      Micro Paint Repair chemical formulations and proprietary processes consists of the estimated fair value of the formulations acquired from CSI International, Inc. that are used in NeoMedia's Micro Paint Repair business unit. The estimated fair value was determined using an independent appraisal of the assets and liabilities acquired in the transaction. This value is being amortized using the straight-line method over its estimated useful life of 10 years.

Goodwill

      Goodwill consists of the excess fair value of purchase price paid for CSI International, Inc. over the identifiable net assets and liabilities acquired. Goodwill was determined using an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Other Intangible Assets

      Other intangible assets consists of customer base/contracts, copyrighted material and acquired software products, which are amortized over the expected life of the product, generally three to five years.

Investments

      Investments consist of NeoMedia's investment in iPoint-media. On September 7, 2004, NeoMedia acquired 17% ownership of iPoint-media, consisting of 69,196 shares of common stock, for $1 million cash. NeoMedia has recorded the investment at cost as of December 31, 2004.

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

Revenue Recognition

      During 2004 and 2003, NeoMedia derived revenues from three primary sources: (1) license revenues, (2) resale of software and technology equipment and service fee revenues, and (3) Micro Paint Repair sales.

      (1) License fees, including Intellectual Property license, represent revenue from the licensing of NeoMedia's proprietary software tools and applications products. NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements. Resales of software and technology equipment represent revenue from the resale of purchased third party hardware and software products and from consulting, education, maintenance and post contract customer support services.

      The basis for license fee revenue recognition is substantially governed by American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), as amended, and Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable.

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

      (3)   NeoMedia's Micro Paint Repair business unit derives revenue from:
            (a) the right to use NeoMedia's proprietary Micro Paint Repair system, (b) paint products and services, (c) training, and (d) technical support.

      (a) Paint system revenue is a one-time fee paid by NeoMedia's customer to use NeoMedia's proprietary paint system, and is deferred and recognized over the expected life of the relationship, which was estimated at one year during 2004.
      (b) Paint product and service revenue is recognized when products are shipped or when services are performed.
      (c) Training revenue is recognized upon completion of a company-certified training course.
      (d) Technical support revenue is recognized on a monthly basis as support services are provided.

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

Stock Based Compensation

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant no compensation expense is recognized. Options or shares awards issued to non-employees and directors are valued using the Black-Scholes pricing model and expensed over the period services are provided.

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

                                                Years Ended
                                                December 31,
                                         ------------------------
                                            2004          2003
                                         ----------    ----------
Net Loss, as reported                    $   (7,230)   $   (5,382)
Compensation recognized under APB 25             --           623
Compensation recognized under SFAS 123       (1,445)         (962)
                                         ----------    ----------
   Pro-forma net loss                    $   (8,675)   $   (5,721)
                                         ==========    ==========

Net Loss per share:
Basic and diluted - as reported          $    (0.02)   $    (0.04)
                                         ==========    ==========
Basic and diluted - pro-forma            $    (0.03)   $    (0.05)
                                         ==========    ==========

      For grants in 2004 and 2003, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.5%; (iii) expected volatility ranging from 438% to 451% for 2004 and from 253% to 457% for 2003, and (iv) an expected life of the shorter of 3 years or the stated life of the option for options granted in 2004 and 2003. The fair-value was determined using the Black-Scholes option-pricing model.

      The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

Income Taxes

      In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2004.

Translation of Foreign Currency

      The functional currency of the Company's Micro Paint Repair business is the Canadian dollar. Financial statements from the Micro Paint Repair business unit are translated to United States dollars at the exchange rates in effect at the balance sheet date for assets and liabilities and at average rates for the period for revenues and expenses. Resulting exchange differences are accumulated as a component of accumulated other comprehensive loss.

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

                                    December 31, 2004  December 31, 2003
                                    -----------------  -----------------

      Outstanding Stock Options         52,804,121           33,512,507
      Outstanding Warrants              18,825,000           26,195,000

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

      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152). The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.


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

      During the years ended December 31, 2004 and 2003, the Company sold 112,743,417 and 98,933,244 shares, respectively, of its common stock to Cornell under the Standby Equity Distribution Agreement and Equity Line of Credit. The following table summarizes funding received and from, and shares sold to, Cornell during the years ended December 31, 2004 and 2003:

                                              Year Ended December 31,
                                         --------------------------------
                                              2004              2003
                                         --------------    --------------
Number of shares sold to Cornell            112,743,417        98,933,244

Gross Proceeds from sale of shares to
       Cornell                               10,123,000         9,565,000
Less: discounts and fees*                    (1,967,000)       (6,772,000)
                                         --------------    --------------
   Net Proceeds from sale of shares to
       Cornell                          $    8,156,000    $    2,793,000
                                         --------------    --------------

* - In accordance with terms of Standby Equity Distribution Agreement, stock is valued at 98% of the lowest closing bid price during the week it is sold

5. PROPERTY AND EQUIPMENT

      As of December 31, 2004, property and equipment consisted of the following:

                                                  (dollars in
                                                    thousands)
                                                  -------------
                                                      2004
                                                  -------------

Furniture and fixtures                                  $  273
Equipment                                                  149
                                                  -------------
        Total                                              422
Less: accumulated depreciation
     Furniture and fixtures                               (262)
     Equipment                                             (50)
                                                  -------------
        Total property and equipment, net               $  110
                                                  =============

      Depreciation expense was $66,000 and $83,000 for the years ended December 31, 2004 and 2003, respectively.

6. INTANGIBLE ASSETS

      As of December 31, 2004, intangible assets consisted of the following:

                                                                           (dollars
                                                                          in thousands)
                                                                              2004
                                                                           ----------
Patents and related costs                                                  $    3,645
Micro paint repair chemical formulations and proprietary process                1,800
Goodwill                                                                        1,099
Other intangible assets                                                           788
                                                                           ----------
        Total                                                                   7,332
Less: accumulated amortization
     Patents and related costs                                                 (1,471)
        Micro paint repair chemical formulations and proprietary process         (170)
        Other intangibles                                                        (567)
                                                                           ----------
          Intangible assets, net                                           $    5,124
                                                                           ==========

      Capitalized patent activity for the year ended December 31, 2004 was as follows:

                                                             (dollars in
                                                             thousands)
                                                             ------------
                                                                 2004
                                                             ------------
Beginning balance                                               $   2,415
Additions                                                              80
Amortization                                                         (321)
                                                             ------------
   Ending balance                                               $   2,174
                                                             ============

      Amortization expense of capitalized patents was $321,000 and $273,000 for the years ended December 31, 2004 and 2003, respectively. The weighted-average amortization period of capitalized patents as of December 31, 2004 was 7.6 years.

      Capitalized Micro Paint Repair chemical formulations and propriety process activity for the year ended December 31, 2004 was as follows:

                                                             (dollars in
                                                              thousands)
                                                             ------------
                                                                 2004
                                                             ------------
Beginning balance                                            $         --
Micro paint repair chemical formulations and propriety
process obtained through acquisition of CSI International           1,800
Amortization                                                         (170)
                                                             ------------
   Ending balance                                            $      1,630
                                                             ============

      Amortization expense of Micro Paint Repair chemical formulations and propriety process was $170,000 and $0 for the years ended December 31, 2004 and 2003, respectively. The weighted-average amortization period of capitalized repair chemical formulations and propriety process as of December 31, 2004 was 10 years.

      Capitalized goodwill activity for the year ended December 31, 2004 was as follows:

                                                             (dollars in
                                                             thousands)
                                                             ------------
                                                                 2004
                                                             ------------
Beginning balance                                            $         --
Goodwill obtained through acquisition of CSI International          1,099
                                                             ------------
   Ending balance                                            $      1,099
                                                             ============

      There was no amortization expense of goodwill for the years ended December 31, 2004 and 2003, respectively.

      Other intangible assets activity for the year ended December 31, 2004 was as follows:

                                                                (dollars in
                                                                 thousands)
                                                                ------------
                                                                    2004
                                                                ------------
Beginning balance                                               $        118
Additions                                                                220
Amortization                                                            (117)
                                                                ------------
   Ending balance                                               $        221
                                                                ============

      Amortization expense of capitalized and purchased software costs and other intangible assets was $117,000 and $114,000 for the years ended December 31, 2004 and 2003, respectively. The weighted-average amortization period of capitalized and purchased software costs as of December 31, 2004 was 4.7 years.

      As of December 31, 2004, the Company estimated future amortization expense of capitalized patents and software for the next five years to be:

                      (In Thousands)
                      --------------

    2005                    598
    2006                    525
    2007                    498
    2008                    487
    2009                    437

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND INVENTORY RESERVE

      Allowance for doubtful accounts activity for the year ended December 31, 2004 was as follows:

                                      (dollars
                                    in thousands)
                                   ---------------
                                        2004
                                      ---------

Beginning balance                     $      49
Bad debt                                     24
Write-off of uncollectible accounts         (27)
                                      ---------
   Ending balance                     $      46
                                      =========

      Inventory reserve for the year ended December 31, 2004 was $0.

8. FINANCING AGREEMENTS

      As of December 31, 2004, the Company was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows the Company to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. Termination of the Company's financing relationship with GE Access could have a material adverse effect the Company's financial condition. Management expects the agreement to remain in place in the near future. As of December 31, 2004 the amount payable under this financing arrangement was approximately $17,000.

9. NOTES PAYABLE

      On March 13, 2003, the Company borrowed from Cornell the gross amount of $262,000 before discounts and fees. The note was repaid in full during 2003.

      On May 27, 2003, the Company borrowed from Cornell the gross amount of $245,000 before discounts and fees. The note was repaid in full during 2003.

      On June 24, 2003, the Company borrowed from Cornell the gross amount of $400,000 before discounts and fees. The note was repaid in full during 2003.

      On July 9, 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of the $10,000 note payable to Mr. Fritz entered into during April 2003, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of approximately $74,000. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the note, and is amortizing the discount over the life of the note. The note was paid in full during April 2004.

      On July 21, 2003, the Company borrowed from Cornell the gross amount of $200,000 before discounts and fees. The note was repaid in full during 2003.

      On August 1, 2003, the Company borrowed from Cornell the gross amount of $200,000 before discounts and fees. The note was repaid in full during 2003.

      On August 29, 2003, the Company borrowed $50,000 from William E. Fritz, one of its outside directors, under an unsecured note payable. The note was paid in full during September 2003.

      On September 2, 2003, the Company borrowed from Cornell the gross amount of $200,000 before discounts and fees. The note was repaid in full during 2003.

      On September 11, 2003, the Company received funding in the form of a promissory note from Cornell in the gross amount of $500,000 before discounts and fees. The note was repaid in full during 2003.

      On September 29, 2003, the Company borrowed from Cornell the gross amount of $1,500,000 before discounts and fees. The note was repaid in full during 2003.

      On January 20, 2004, the Company borrowed from Cornell the gross amount of $4,000,000 before discounts and fees. Of the $4,000,000 funding, $2,500,000 was used to fund the acquisition of CSI International, Inc. during February 2004. Cornell withheld a $315,000 retention fee related to the issuance of stock to pay off the debt in the future. The Company paid this note in full during 2004.

      The Company also granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share during January 2004. In April 2004, the Company filed a Form SB-2 to register 40 million shares underlying warrants granted to Cornell (and subsequently transferred by Cornell to Stone Street Asset Management LLC) in connection with a promissory note issued by the Company to. In May 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission. The fair value of the warrants using the Black-Scholes pricing model was $5,000,000. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company has compared the relative fair values of the warrants and the face value of the notes, and has allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note issued in January 2004 and $0.5 million against the $1 million note in April 2004. The $2.5 million was recorded as a discount against the carrying value of the note. The $2.5 million that was allocated to the notes is considered a discount on the promissory notes, and therefore was amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, "Debt Issue Costs" of SFAS 141, "Business Combinations". Accordingly, the Company recorded an amortization of discount of $2,500,000 related to the warrants during the year ended December31, 2004. Stone Street Asset Management LLC exercised the warrants during November 2004, resulting in net funds to NeoMedia of $2 million.

      On April 8, 2004, the Company borrowed from Cornell the gross amount of $1,000,000 before discounts and fees. Cornell withheld a $76,000 retention fee related to the issuance of stock to pay off the debt in the future. The Company paid this note in full during 2004.

      On July 2, 2004, the Company borrowed from Cornell the gross amount of $1,000,000 before discounts and fees. Cornell withheld a $76,000 retention fee related to the issuance of stock to pay off the debt in the future. The Company paid this note in full during 2004.

      On August 6, 2004, the Company borrowed from Cornell the gross amount of $2,000,000 before discounts and fees. Cornell withheld a retention fee of $153,000 related to the issuance of stock to pay off the debt in the future. The Company paid this note in full during 2004.

      On October 18, 2004, the Company borrowed from Cornell the gross amount of $1,085,000 before discounts and fees. Cornell withheld a retention fee of $85,000 related to the issuance of stock to pay off the debt in the future. As of December 31, 2004, the Company had not made any payments against this note. The Company paid this note in full during the first quarter of 2005. The Company invested the proceeds from the note in iPoint-media pursuant to the investment agreement between NeoMedia and I-Point Media Ltd.

10. CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $46,000 in its December 31, 2004 consolidated balance sheet. In addition, a single company supplies the majority of the Company's resold equipment and software, which is re-marketed to this customer. Accordingly, the loss of this supplier could materially adversely affect the Company's operations. Revenue generated from the remarketing of computer software and technology equipment has accounted for a significant percentage of NeoMedia's revenue. Such sales accounted for approximately 37% and 83% of NeoMedia's revenue for the years ended December 31, 2004 and 2003, respectively.

11. ACQUISITIONS

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

      The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price was allocated as follows:

                                                                     (Dollars in
                                                                      Thousands)
                                                                      ----------
Value of 7 Million Shares Issued ($0.10 per share)                    $      700
Cash paid                                                                  2,500
Direct costs of acquisition                                                    5
                                                                      ----------
   Total Fair Value of Purchase Price                                 $    3,205
                                                                      ----------

Assets Purchased:
   Cash                                                               $      115
   Accounts receivable, net                                                   67
   Inventory                                                                  54
   Other current assets                                                       12
   Investments                                                                25
   Property, plant & equipment                                                 8
   Micro paint repair chemical formulations and proprietary process        1,800
   Goodwill                                                                1,099
   Customer base / contracts                                                 110
   Copyrighted materials                                                      50
                                                                      ----------
      Total Assets Purchased                                               3,340
                                                                      ----------

Less Liabilities Assumed:
   Accounts payable                                                          (23)
   Accrued liabilities                                                       (12)
   Notes payable                                                            (100)
                                                                      ----------
      Total Liabilities Assumed                                             (135)
                                                                      ----------

      The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The final allocation of the excess purchase price over net tangible assets was determined based on independent appraisal of the assets purchased. The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

   Intangible asset                                                  (life in
   ----------------                                                   years)

   Micro paint repair chemical formulations and proprietary process     10
   Customer base / contracts                                             5
   Copyrighted materials                                                 5

      Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      The accompanying consolidated statement of operations presented herein contains the results of operations for CSI for the period February 6, 2004, through December 31, 2004

      Pro-forma results of operations as if NeoMedia and CSI had combined as of January 1, 2004 and 2003 are as follows:

                                                                Year Ended December 31, 2004
                                              ----------------------------------------------------------------
                                                                                     (A)
                                                                                  Pro-forma

                                                                   CSI             Adjust-          Pro-forma
                                                 NeoMedia         Int'l             ments           Combined
                                              ------------------------------------------------    ------------
Total net sales                               $      1,700             791            (727)(A)    $      1,764
Loss from operations
                                              $     (4,681)         (1,746)          1,720 (A)    $     (4,707)
Net loss
                                              $     (7,230)         (2,639)          2,613 (A)    $     (7,256)
Net loss per share-basic and diluted          $      (0.02)                                       $      (0.02)

Weighted average number of
          common shares - basic and diluted    329,362,127                         690,411 (B)     330,052,538

                                                                 Year Ended December 31, 2003
                                              ------------------------------------------------------------------
                                                                                     (A)
                                                                                  Pro-forma

                                                                       CSI          Adjust-        Pro-forma
                                                NeoMedia              Int'l          ments          Combined
                                              ------------------------------------------------    --------------
Total net sales                               $      2,400             654             --  (A)    $      3,054
Loss from operations
                                              $     (4,854)             34             --  (A)    $     (4,820)
Net loss
                                              $     (5,382)             34             --  (A)    $     (5,348)
Net loss per share-basic and diluted          $      (0.04)                                (A)    $      (0.04)

Weighted average number of
          common shares - basic and diluted    125,029,723                      7,000,000  (B)     132,029,723

Pro-forma Adjustments
(A) - Adjustments are to reflect operations of CSI from February 6, 2004 through December 31, 2004, which are included in NeoMedia's operations for year ended December 31, 2004.
(B) - To adjust weighted average shares outstanding as if the 7,000,000 shares issued as part of the purchase price of CSI on February 6, 2004, had been issued on January 1, 2004 and 2003

      BSD Software, Inc. ("BSD)

      On December 21, 2004, NeoMedia Technologies, Inc. ("NeoMedia") (OTCBB:NEOM) and BSD Software Inc. ("BSD") (OTCBB: BSDS) signed a definitive Agreement and Plan of Merger, the form of which is attached as Exhibit 16.1 hereto.

      BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry.

      BSD's shareholders will receive, for each share of BSD stock owned, NeoMedia stock equivalent to .07 divided by the volume-weighted average price of NeoMedia stock for the five days prior to the effective time of the merger.

      The agreement has been approved by holders of approximately 63% of BSD's outstanding shares and its Board. NeoMedia and BSD intend to file a joint registration/information statement with the SEC for review.

      Upon effectiveness of the registration, the exchange rate will be determined, a closing meeting will be held, and the acquisition and merger will be completed. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory review of the merger and registration/information statement by the United States Securities and Exchange Commission.

      Prior to closing, the merger can be terminated by BSD if more than 5% of BSD's outstanding shares dissent to the merger. The merger can be terminated prior to closing by NeoMedia if, at the time of closing, BSD has: (i) less than $850,000 in assets, (ii) more than $5,000,000 in liabilities, or (iii) more than 35,000,000 shares of common stock outstanding. Either party can terminate the merger if the merger has not closed by March 31, 2005, which date may be extended by mutual consent of NeoMedia and BSD.

      Secure Source Technologies, Inc. ("SST")

      On October 8, 2003, the Company acquired 100% ownership of SST, a provider of security solutions and covert security technology for the manufacturing and financial services industries, in exchange for 3.5 million shares of the Company's common stock. With the purchase of SST, the Company acquired additional patents that compliment its existing intellectual property portfolio, as well as a security software platform, and computer equipment. Prior to the acquisition, SST was inactive and had minimal operating activities. The acquisition was accounted for under the purchase method. The final purchase price was based on the fair value of the Company's stock on the dates of the grant. The purchase price was allocated as follows:

                                         (Dollars in
                                          Thousands)
Value of 3.5 Million Shares
Issued (Purchase Price)                         $500

Assets Purchased:
   Computer Equipment                              1
   Software Platform                              77
   Patents                                       422
                                        ------------
      Total Purchase Price Allocation   $        500
                                        ------------

      The proforma financial information is not presented as this acquisition was not considered significant or material to the combined financial statements on the date of the acquisition.

      The values assigned to intangible assets are subject to amortization. The acquired software platform has no residual value and a weighted-average amortization period of 3 years. The acquired patents have no residual value and a weighted-average amortization period of 11.1 years. The results of SST are included in the consolidated financial statements for the period October 8, 2003 through December 31, 2004.

13. 2000 EXECUTIVE INCENTIVE

      During the years ended December 31, 2004 and 2003, the Company satisfied a portion of its 2000 accrued executive incentive obligation through the issuance of common stock to current and former employees who had participated in the plan. The Company relieved approximately $160,000 and $692,000 of the liability through the issuance of approximately 1.5 and 15.4 million shares during the years ended December 31, 2004 and 2003, respectively. The excess of the fair value of the common stock issued over the outstanding accrued bonuses was included in the gain (loss) on extinguishment of debt.

14. COMPREHENSIVE LOSS

      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' investment that, under accounting principles generally accepted in the United States, are excluded from net income. Changes in the components of other comprehensive loss are as follows:

                                               2004
                                             --------

Beginning balance                            $     --
Additions:
   Foreign currency translation adjustment        (60)
                                             --------
Ending Balance                               $    (60)
                                             ========

15. INCOME TAXES

      For the years ended December 31, 2004 and 2003, the components of income tax expense were as follows:

                                     2004         2003
                                  ----------   ----------
                                       (In thousands)

Current                           $       --   $       --
Deferred                                  --           --
Foreign                                   --           --
                                  ----------   ----------
   Income tax expense/(benefit)   $       --   $       --
                                  ==========   ==========

      As of December 31, 2004 and 2003, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                              2004            2003
                                                          ------------    ------------
Accrued employee benefits                                 $         --    $          8
Provisions for doubtful accounts                                    18              20
Capitalized software development costs and fixed assets            799             740
Net operating loss carryforwards (NOL)                          30,319          27,014
Accruals                                                           501             578
Write-off of long-lived assets                                    2070           2,070
State taxes                                                        156             107
Alternative minimum tax credit carryforward                         45              45
                                                          ------------    ------------
Total deferred tax assets                                       33,908          30,582
Valuation Allowance                                            (33,908)        (30,582)
                                                          ------------    ------------
   Net deferred income tax asset                          $         --    $         --
                                                          ============    ============

      Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation allowance has been established against them.

      For the years ended December 31, 2004 and 2003, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                        2004          2003
                                     ----------    ----------

Benefit at federal statutory rate    $   (2,458)   $   (1,830)
State income taxes, net of federal         (286)         (213)
Permanent and other, net                   (582)          142
Change in valuation allowance             3,326         1,901
                                     ----------    ----------
   Income tax expense/(benefit)      $       --    $       --
                                     ==========    ==========

      As of December 31, 2004, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $76 million which may be used to offset future taxable income, or, if unused expire between 2011 and 2020. As a result of certain of NeoMedia's equity activities, NeoMedia anticipates that the annual usage of its pre-1998 net operating loss carryforwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

16. TRANSACTIONS WITH RELATED PARTIES

      During August 2003, the Company borrowed $50,000 from William E. Fritz, one of its outside directors, under an unsecured note payable with a term of 30 days. The note was repaid in full during September 2003.

      During July 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of a $10,000 note payable to Mr. Fritz that matures in April 2004, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of its common stock at an exercise price of $0.01 per share. The full principle of $35,000 plus interest was paid in full during 2004.

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

      During April 2003, the Company sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share to William Fritz. The Company's stock price at the time of the sale was $0.012. In connection with the sale, the Company also granted 25,000,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.01 per share. The warrants had a fair value of $298,000 and have been recorded as a cost of issuance. The Company recognized a discount expense in general and administrative expenses of approximately $50,000 relating to this transaction with Mr. Fritz. On August 6, 2003, Mr. Fritz exercised his warrants and purchased 25,000,000 additional shares of common stock at a price of $0.01 per share.

      During November 2002, the Company issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes had an interest rate of 15% per annum, and matured at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit were registered with the SEC. The notes were convertible, at the option of the holder, into either cash or shares of the Company's common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. The Company also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, was recognizable as debt discount, and amortized over the life of the notes payable. During March 2003, two of the affiliated parties, Mr. William Fritz and Mr. Keil, agreed to extend the maturity date due to NeoMedia's capital constraints. The Company repaid Charles Fritz's note in full during March 2003, and repaid James J. Keil's note in full during April 2003. The Company repaid the balance on William Fritz's note during 2004. The new note also included a provision under which, as consideration for the loan, Mr. Fritz will receive a 3% royalty on all future revenue generated from the Company's intellectual property.

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

17. COMMITMENTS AND CONTINGENCIES

      NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 2004 and 2003, NeoMedia's rent expense was $229,000 and $265,000, respectively.

      NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities. NeoMedia is also party to various consulting agreements that carry payment obligations into future years.

      The following is a schedule of the future minimum payments under non-cancelable operating leases in effect as of December 31, 2004:

                   Payments
                (In thousands)
               -----------------

     2005                     89
     2006                     --
 Thereafter                   --
               -----------------
    Total      $              89
               =================

      As of December 31, 2004, none of the Company's employees were under contract. Additionally, as of December 31, 2004, the Company was not a party to any long-term consulting agreements that are required to be paid in cash.

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

      AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc.

      On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc. in the Northern District of Illinois, claiming that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia's patents. The complaint stated that on information and belief, AirClic, Scanbuy and LScan had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents-in-suit. On April 15, 2004, the court dismissed the suit against AirClic and Scanbuy for lack of personal jurisdiction.

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

      Other Litigation

      On October 28, 2002, Merrick & Klimek, P.C., filed a complaint against NeoMedia seeking payment of approximately $170,000 in past due legal services. The amount in question is subject to an unsecured promissory note that matured unpaid on February 28, 2002. On May 1, 2003, NeoMedia settled the suit for cash payments totaling approximately $196,000, to be paid at a rate of $30,000 per quarter until the balance is satisfied. NeoMedia had a remaining liability of approximately $33,000 relating to this matter as of December 31, 2004, which was included in accrued expenses.

      On December 7, 2004, Reitler Brown & Rosenblatt LLC, filed a complaint against NeoMedia seeking payment of approximately $422,000 in past due legal services and accrued interest. NeoMedia had a remaining liability of approximately $422,000 relating to this matter as of December 31, 2004, which was included in accounts payable and accrued expenses.

18. DEFINED CONTRIBUTION SAVINGS PLAN

      NeoMedia maintains a defined contribution 401(k) savings plan. Participants may make elective contributions up to established limits. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The plan provides for matching and discretionary contributions by NeoMedia, although no such contributions to the plan have been made to date.

19. STOCK OPTIONS AND WARRANTS

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

      The following table summarizes the status of NeoMedia's 2003, 2002, 1998 and 1996 stock option plans as of and for the years ended December 31, 2004 and 2003:

                                               2004                           2003
                                   ----------------------------   ----------------------------
                                                     Weighted                       Weighted
                                                     Average                        Average
                                                     Exercise                       Exercise
                                      Shares          Price          Shares           Price
                                   ------------    ------------   ------------    ------------
                                  (In thousands)                         (In thousands)

Outstanding at beginning of year         33,512    $       0.23         10,801    $       1.11
Granted                                  32,752    $       0.09         39,018    $       0.01
Exercised                               (12,860)   $       0.23        (15,605)   $       0.01
Forfeited                                  (600)   $       0.09           (702)   $       1.26
                                   ------------    ------------   ------------    ------------
   Outstanding at end of year            52,804    $       0.06         33,512    $       0.23*
                                   ============    ============   ============    ============

Options exercisable at year-end          34,680                         33,512

Weighted-average fair value
        of options granted
        during the year            $       0.10                   $       0.10

Available for grant at the
        end of the year                  81,873                        114,025

* - Includes 3,644,382 options that had a restated exercise price of $0.01 under option repricing program that was in place as of December 31, 2004. For purposes of this table, options subject to repricing are shown at their original exercise price.

      The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2004:

                                         Options Outstanding
        ------------------------------------------------------------------------------------------------
                                                                       Weighted-             Weighted-
                                                                         Average              Average
                  Range of                    Number                   Remaining              Exercise
              Exercise Prices               Outstanding             Contractual Life           Price
        -------------------------       --------------------        -----------------       ------------
                                           (In thousands)
                   $-- to  $0.010                     26,568               8.8  years              $0.01
                   0.011 to 0.087                      4,640               9.4  years              $0.07
                   0.088 to 0.160                     21,575               9.1  years              $0.11
                   0.170 to 7.000                         21               4.8  years              $6.89
        -------------------------       --------------------        -----------------       ------------
                   $-- to  $7.000                     52,804               9.0  years              $0.06
        =========================       ====================        =================       ============

                Options Exercisable
        ---------------------------------------
                                    Weighted-
                                     Average
               Number               Exercise
             Exercisable              Price
        ---------------------      -----------
                                    (In thousands)
                       26,568            $0.01
                        3,516            $0.07
                        4,575            $0.11
                           21            $6.89
        ---------------------      -----------
                       34,680            $0.03
        =====================      ===========

      During the years ended December 31, 2004 and 2003, NeoMedia made the following option grants:

                                                2004                                   2003
                                 ----------------------------------    -----------------------------------
                                       Range of           Options            Range of            Options
                                       Exercise           Granted            Exercise            Granted
         Recipients                     Prices         (In thousands)         Prices          (In thousands)
-----------------------------    --------------------    ----------    --------------------    -----------
Employees                            $0.062 to $0.128        23,290        $0.010 to $0.010         31,725
Non-employee directors               $0.010 to $0.075         3,357        $0.010 to $0.010          3,000
Non-employees                        $0.025 to $0.100         6,105        $0.010 to $0.160          4,293
                                 --------------------    ----------    --------------------    -----------
   Total                             $0.010 to $0.128        32,752        $0.010 to $0.160         39,018
                                 --------------------    ----------    --------------------    -----------

Option-Related Expense

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

      In January 2004, the Company issued 50,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.025 per share for consulting services rendered to the Company. The Company recognized $7,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2004.

      During the period January through June 2004, the Company issued 106,674 options to buy shares of the Company's common stock to James J. Keil, an outside director, at a price of $0.01 per share for consulting services rendered to the Company during that time. The Company recognized $9,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2004.

      In February 2004, the Company issued 5,555,556 options to buy shares of the Company's common stock to an outside consultant, at a price of $0.01 per share for consulting services rendered to the Company's Micro Paint Repair business over a period of three years from the date of issuance. The Company recorded $550,000 as deferred stock compensation at the time of issuance, and is recognizing this amount over the period of the contract. Accordingly, the Company recognized $182,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2004.

Warrants

        Warrant activity as of December 31, 2004 and 2003 was as follows:

Warrants Outstanding as of December 31, 2002              7,433,758
     Warrants issued                                     48,060,000
     Warrants exercised                                 (28,904,900)
     Warrants expired                                      (393,858)
                                                      -------------

Warrants Outstanding as of December 31, 2003             26,195,000
     Warrants issued                                     44,150,000
     Warrants exercised                                 (51,510,000)
     Warrants expired                                       (10,000)
                                                      -------------

Warrants Outstanding as of December 31, 2004             18,825,000
                                                      =============

      The following table summarizes information about warrants outstanding at December 31, 2004, all of which are exercisable:

                                              Weighted-Average
      Range of             Warrants             Remaining           Exercise
  Exercise Prices         Outstanding       Contractual Life          Price
                              (In
                          thousands)

   $--- to $0.05                13,050        3.5     years           $0.01
    0.06 to 3.56                 4,375        4.2     years           $0.28
    3.57 to 6.00                 1,400        0.8     years           $6.00
---------------------    --------------    ------- ------------    ------------
   $--- to $6.00                18,825        3.4     years           $0.52
=====================    ==============    ======= ============    ============

      During January 2003, the Company granted 40,000, 10,000, and 10,000 warrants with an exercise price of $0.03 per share to William E Fritz, Charles
W. Fritz, and James J. Keil, respectively, in connection with funding provided to the Company by these individuals during November 2002.

      During February 2003, the Company granted 500,000 warrants to GE Access, its primary equipment supplier, as payment of interest relating to a commercial credit agreement between GE Access and NeoMedia. The Company recognized approximately $7,000 in interest expense in the 2003 consolidated financial statements relating to the warrant issuance. The warrants were exercised during 2004

      During April 2003, the Company granted 25,000,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.01 per share to William E. Fritz, an outside director, in connection with financing provided to the Company by Mr. Fritz. The warrants were exercised during the year ended December 31, 2003.

      During July 2003, the Company granted 2,500,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.01 per share to William E. Fritz, an outside director, in connection with financing provided to the Company by Mr. Fritz. The warrants were not exercised as of December 31, 2004.

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

      During January 2004, the Company granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share, as consideration for the issuance of two promissory notes by Cornell to NeoMedia. The first note was for a face amount of $4 million and was issued in January 2004; the second was for a face amount of $1 million issued in April 2004. The fair value of the warrants using the Black/Scholes pricing model was $5 million. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", the Company compared the relative fair values of the warrants and the face value of the notes, and allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note issued in January 2004 and $0.5 million against the $1 million note in April 2004. The $2.5 million was recorded as a discount against the carrying value of the note. The $2.5 million that was allocated to the notes is considered a discount on the promissory notes, and therefore was amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, "Debt Issue Costs" of SFAS 141, "Business Combinations". Accordingly, the Company recorded an amortization of discount of $2,500,000 related to the warrants during the year ended December 31, 2004. The warrants were subsequently assigned by Cornell to Stone Street Asset Management LLC. Stone Street Asset Management LLC exercised the warrants during November 2004, resulting in net funds to NeoMedia of $2 million.

      During February 2004, the Company granted 150,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.102 per share to an outside consultant. The Company recognized approximately $15,000 in expense in the 2004 consolidated financial statements relating to the warrant issuance. The warrants were not exercised as of December 31, 2004.

      During March 2004, the Company granted 4,000,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.11 per share to an outside consultant as a finder fee related to financing received by NeoMedia. The Company charged the fair value of the warrants of $440,000 as a reduction to capital accounts. The warrants were not exercised as of December 31, 2004.

      Option and Warrant Repricing Programs

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

      During May 2003, NeoMedia re-priced approximately 8.0 million stock options under a repricing program. Under the terms of the program, the exercise price for outstanding options under NeoMedia's 2002, 1998, and 1996 Stock Option Plans was restated to $0.01 per share for an original period of 6 months. The program was subsequently extended through December 31, 2004. In accordance with FASB Interpretation, FIN 44, Accounting for Certain Transactions Involving Stock Transactions, the award was accounted for as variable from May 19, 2003 through the period ended December 31, 2004. Accordingly, NeoMedia recognized approximately $104,000 and $746,000 as compensation in general and administrative expense during the years ended December 31, 2004 and 2003, respectively. Approximately 3.5 million and 4.4 million options were exercised under the program during the years ended December 31, 2004 and 2003, respectively. The repricing program expired on December 31, 2004.

20. SEGMENT AND GEOGRAPHICAL INFORMATION

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

      Operational results for the three segments for the years ended December 31, 2004 and 2003 are presented below:

                                                         (in thousands)
                                                    --------------------------
                                                           Years Ended
                                                          December 31,
                                                    --------------------------
                                                        2004         2003
                                                        ----         ----
Net Sales:
      NeoMedia Consulting & Integration Services    $        910  $     2,354
      NeoMedia Internet Switching Service                     62           46
      NeoMedia Micro Paint Repair                            728          ---
                                                    --------------------------
                                                    $      1,700  $     2,400
                                                    --------------------------

Net Loss:
      NeoMedia Consulting & Integration Services    $    (1,862)  $   (4,331)
      NeoMedia Internet Switching Service                (2,755)      (1,051)
      NeoMedia Micro Paint Repair                        (2,613)          ---
                                                    --------------------------
                                                    $    (7,230)  $   (5,382)
                                                    --------------------------

Identifiable Assets
      NeoMedia Consulting & Integration Services    $       274
      NeoMedia Internet Switching Service                 2,423
      NeoMedia Micro Paint Repair                         3,183
      Corporate                                           4,526
                                                    -----------
                                                    $    10,406
                                                    -----------

      Net revenues, loss, and identifiable assets by geographic area are presented based upon the country of destination. During 2004, NeoMedia had operations and assets in the United States and Canada. During 2003, NeoMedia operated within the United States only. No other foreign country represented 10% or more of net revenues for the years ended December 31, 2004 or 2003. Net revenues, loss, and identifiable assets by geographic area were as follows:

                                           (in thousands)
                                        --------------------
                                            Years Ended
                                            December 31,
                                        --------------------
                                          2004        2003
                                        --------    --------
                  Net Sales:
                        United States   $  1,063    $  2,400
                        Canada               637          --
                                        --------------------
                                        $  1,700    $  2,400
                                        --------------------
                  Net Loss:
                        United States   $ (6,516)   $ (5,382)
                        Canada              (714)         --
                                        --------------------
                                        $ (7,230)   $ (5,382)
                                        --------------------
                  Identifiable Assets
                        United States   $  7,272    $  3,876
                        Canada             3,134          --
                                        --------------------
                                        $ 10,406    $  3,876
                                        --------------------

21. COMMON STOCK

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

22. PREFERRED STOCK

      The Company's Preferred Stock is currently comprised of 25,000,000 shares, par value $0.01 per share, of which 200,000 shares are designated as Series A Preferred Stock, none of which are issued or outstanding. Additionally, 47,511 shares are designated as Series A Convertible Preferred Stock, none of which are issued and outstanding, and 100,000 shares are designated as Series B 12% Convertible Redeemable Preferred Stock, none of which are issued and outstanding. The Company has no present agreements relating to or requiring the designation or issuance of additional shares of preferred stock.

23. SUBSEQUENT EVENTS

      During January 2005, NeoMedia introduced the newest PaperClick(R) Mobile Go Window(TM) for Nokia(R) Series 60 cell phones and other cell phones which use Series 60 software. This introduction became the fifth Go Window from NeoMedia, making the product line available across five mobile operating environments, on over 35 models of cell phones.

      During January 2005, NeoMedia signed a reseller agreement with Jorge Christen & Partners LLP of Mexico. The reseller agreement gives Jorge Christen & Partners LLP the rights to resell PaperClick(R) products in Mexico and Latin America.

      During January 2005, NeoMedia signed a reseller agreement with Deusto Sistemas of Bilbao, Spain. The reseller agreement gives Deusto Sistemas the rights to resell PaperClick(R) products in Europe.

      During January 2005, NeoMedia signed a reseller agreement with E&I Marketing and Consulting Co. of Taipei, Taiwan. The reseller agreement gives E&I Marketing and Consulting Co. the rights to resell PaperClick(R) products in Asia.

      During January 2005, NeoMedia signed a Letter of Intent to enter into a licensing agreement with Shelron Group, Inc. for PaperClick(R)'s family of mobile marketing products to be used with Shelron's ActivShopper comparison shopping toolbar. The agreement will give Shelron Group, Inc. the worldwide rights to use PaperClick(R) on the new ActivShopper Mobile Edition for cell phones and PDA's. ActivShopper is a free software download designed to automatically scan, locate and compare prices for items a consumer selects at an e-commerce site.

      In February 2005, NeoMedia was awarded a patent in Mexico from the Instituto Mexicano de la Propiedad Industrial, the patent office in Mexico, for the process invented by NeoMedia for "automatic access of electronic information through secure machine readable codes on printed documents." The patent recognizes NeoMedia's innovation in creating a secure link between printed documents and the Internet using an obfuscated bar code and its technology. The U.S. Patent and Trademark Office had previously awarded patent No. 5,933,829 to NeoMedia for the same technology.

      In February 2005, NeoMedia was awarded an allowance for another new patent in the U.S. from the U.S. Patent and Trademark Office. The application is serial no. 09/821,677 which covers 44 claims and is an adaptation of NeoMedia's U.S. Patent 6,542,933, applying to technology that accesses Internet content from wireless devices. NeoMedia expects the patent to be issued shortly.

      On February 22, 2005, NeoMedia and IT-Global signed a one-year renewable agreement giving IT-Global rights to sell and license PaperClick(R) products, including client and server software, code activation and integration services. IT-Global will focus on the New York tri-state area, where it is based, as well as other areas, domestically and internationally, it serves.

      On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc. ("PUPS")(OTCBB:PUPS) restricted common stock. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services.

      On February 25, 2005, NeoMedia signed two non-binding letters of intent to acquire up to 100% of Automotive Preservation, Inc. ("AP"), a distributor of automotive paint and accessory products, from AP's parent company, PUPS. The first LOI calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second LOI, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second LOI also gives NeoMedia the option to purchase the final 40% of AP for either:
(i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both LOIs are non-binding and subject to due diligence by NeoMedia and AP.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

      As of January 24, 2005, NeoMedia's directors and executive officers were:

Name                Age  Position

Charles W. Fritz     48  Chairman of the Board of Directors
Charles T. Jensen    61  President, Chief Executive Officer, Chief Operating
                         Officer, and Director
David A. Dodge       29  Vice-President, Chief Financial Officer and Controller
William E. Fritz     74  Director
James J. Keil        77  Director
A. Hayes Barclay     73  Director

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

      Charles T. Jensen was Chief Financial Officer, Treasurer and Vice-President of NeoMedia from 1996 through 2002. Mr. Jensen has been a Director since 1996, and currently is a member of the Compensation Committee. During 2002, Mr. Jensen was promoted to President, Chief Operating Officer, and Acting Chief Executive Officer. During August 2004, Mr. Jensen was made permanent Chief Executive Officer. Prior to joining NeoMedia in November 1995, Mr. Jensen was Chief Financial Officer of Jack M. Berry, Inc., a Florida corporation which grows and processes citrus products, from December 1994 to October 1995, and at Viking Range Corporation, a Mississippi corporation which manufactures gas ranges, from November 1993 to December 1994. From December 1992 to February 1994, Mr. Jensen was Treasurer of Lin Jensen, Inc., a Virginia corporation specializing in ladies clothing and accessories. Prior to that, from January 1982 to March 1993, Mr. Jensen was Controller and Vice-President of Finance of The Pinkerton Tobacco Co., a tobacco manufacturer. Mr. Jensen holds a B.B.A. in accounting from Western Michigan University and is a Certified Public Accountant.

      David A. Dodge joined NeoMedia in 1999 as the Financial Reporting Manager. Since then, Mr. Dodge has acted as NeoMedia's Director of Financial Planning and Controller, and currently holds the title of Vice President, Chief Financial


                                     III-1

Officer and Controller. Prior to joining NeoMedia in 1999, Mr. Dodge was an auditor with Ernst & Young LLP for 2 years. Mr. Dodge holds a B.A. in economics from Yale University and an M.S. in accounting from the University of Hartford, and is also a Certified Public Accountant.

      William E. Fritz is a founder of NeoMedia and has served as a Director of NeoMedia since its inception. Mr. Fritz also served as Treasurer of NeoMedia from its inception until May 1, 1996. Since February 1981, Mr. Fritz has been an officer and either the sole stockholder or a majority stockholder of G.T. Enterprises, Inc. (formerly Gen-Tech, Inc.), D.M., Inc. (formerly Dev-Mark, Inc.) and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's former Chief Executive Officer and Chairman of the Board of Directors.

      James J. Keil has been a Director of NeoMedia since August 6, 1996. Mr. Keil currently is a member of the Compensation Committee, the Stock Option Committee and the Audit Committee. He is founder and President of Keil & Keil Associates, a business and marketing consulting firm located in Washington, D.C., specializing in marketing, sales, document application strategies, recruiting and electronic commerce projects. Prior to forming Keil & Keil Associates in 1990, Mr. Keil worked for 38 years at IBM Corporation and Xerox Corporation in various marketing, sales and senior executive positions. From 1989-1995, Mr. Keil was on the Board of Directors of Elixir Technologies Corporation (a non-public corporation), and from 1990-1992 was the Chairman of its Board of Directors. From 1992-1996, Mr. Keil served on the Board of Directors of Document Sciences Corporation. Mr. Keil holds a B.S. degree from the University of Dayton and did Masters level studies at the Harvard Business School and the University of Chicago in 1961/62.

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

Meetings Of The Board Of Directors

      During the year ended December 31, 2004, NeoMedia held 5 directors' meetings and each incumbent director attended more than seventy-five percent of the total of meetings of the Board of Directors and the Committees of which he is a member. The Board of Directors also acted 20 times by unanimous written consent.


                                     III-2

Committees Of The Board Of Directors

      NeoMedia's Board of Directors has an Audit Committee, Compensation Committee and a Stock Option Committee. The Board of Directors does not have a standing Nominating Committee.

      Audit Committee. The Audit Committee is responsible for nominating NeoMedia's independent accountants for approval by the Board of Directors, reviewing the scope, results and costs of the audit with NeoMedia's independent accountants, and reviewing the financial statements, audit practices and internal controls of NeoMedia. During 2004, members of the Audit Committee were non-employee directors James J. Keil and A. Hayes Barclay. During 2004, the Audit Committee held 4 meetings. Due to financial constraints, the Company does not currently have an audit committee financial expert serving on its audit committee.

      Compensation Committee. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of NeoMedia to the Board of Directors and for administering NeoMedia's Incentive Plan for Management. Charles W. Fritz, Charles T. Jensen, A. Hayes Barclay and James J. Keil, were members of NeoMedia's Compensation Committee during 2004. The Compensation Committee acted by unanimous written consent 2 times during 2004.

      Stock Option Committee. The Stock Option Committee, which is comprised of non-employee directors, is responsible for administering NeoMedia's Stock Option Plans. A. Hayes Barclay and James J. Keil are the current members of NeoMedia's Stock Option Committee. During 2004, the Stock Option Committee met once and acted by unanimous written consent 6 times.

Director Compensation

      Outside directors are currently compensated through the issuance of stock options from the Company's 2003 Stock Option Plan. During May 2004, each outside director received 1,000,000 options with an exercise price of $0.075 per share, and the audit and compensation committee chairperson received and additional 500,000 options with an exercise price of $0.075 per share. NeoMedia does not have a written compensation policy for its outside directors at this time.

Code of Ethics

      The Company has adopted a code of ethics, as required by the rules of the SEC (attached as exhibit 10.55 hereto). This code of ethics applies to all of the Company's directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.

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


                                     III-3

    ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 2004 and 2003:

                                                                  Annual Compensation
                                         -----------------------------------------------------------------------
                                                                                                     Other
                                                                                                     Annual
                                                                                                    Compens-
            Name and                                       Salary              Bonus                 ation
       Principal Position                  Year              ($)                ($)                   ($)
----------------------------------       ---------       ------------        ----------         ---------------
------------------------------------------------------------------------------------------------------------------------
Charles T. Jensen                          2004              175,000                 --                      --
   President and Chief                     2003              162,000             92,000   (2)                --
   Executive Officer
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Charles W. Fritz                           2004             $175,000                 --                      --
   Chairman of the Board                   2003              145,000            110,000   (2)           $60,000   (3)

------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
David A. Dodge                             2004              122,000                 --                      --
   Vice President and                      2003               90,000              7,000   (2)                --
   Chief Financial Officer
------------------------------------------------------------------------------------------------------------------------

                                                                     Long-term Compensation
                                         ------------------------------------------------------------------------------
                                                                      Securities
                                            Restricted            Underlying                                All other
                                              Stock                Options/               LTIP              Compens-
            Name and                         Award(s)              SARs (1)              Payouts              ation
       Principal Position                      ($)                    (#)                  ($)                 ($)
----------------------------------       ---------------       ----------------       ------------       --------------
-------------------------------------------------------------------------------------------------------------------------------
Charles T. Jensen                                     --              4,000,000                 --                   --
   President and Chief                                --             10,000,000                 --                1,000   (4)
   Executive Officer
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Charles W. Fritz                                      --              4,000,000                 --                   --
   Chairman of the Board                              --             10,000,000                 --                1,000   (4)

-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
David A. Dodge                                        --              2,000,000                 --                   --
   Vice President and                                 --              2,300,000                 --                   --
   Chief Financial Officer
-------------------------------------------------------------------------------------------------------------------------------

------------------------

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

Incentive Plan for Management

      Effective as of January 1, 1996, NeoMedia adopted an Annual Incentive Plan for Management ("Incentive Plan"), which provides for annual bonuses to eligible employees based upon the attainment of certain corporate and/or individual performance goals during the year. The Incentive Plan is designed to provide additional incentive to NeoMedia's management to achieve these growth and profitability goals. Participation in the Incentive Plan is limited to those employees holding positions assigned to incentive eligible salary grades and whose participation is authorized by NeoMedia's Compensation Committee which


                                     III-4
administers the Incentive Plan, including determination of employees eligible for participation or exclusion. The Board of Directors can amend, modify or terminate the Incentive Plan for the next plan year at any time prior to the commencement of such next plan year.

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

      The Company did not have a formal incentive plan for management in place for the year ended December 31, 2004.

      During the years ended December 31, 2004 and 2003, the Company paid $159,000 and $593,000, respectively, in past due incentive awards relating to its executive incentive plan for fiscal 2000, through the issuance of common stock.

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

      Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan ("2002 Stock Option Plan"). The 2002 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock. All 10,000,000 options were granted under NeoMedia's 2002 Stock Option Plan

      Effective September 24, 2003, NeoMedia adopted its 2003 Stock Option Plan ("2003 Stock Option Plan"). The 2003 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 150,000,000 shares of common stock. On October 17, 2003, NeoMedia filed a Form S-8 to register all 150,000,000 shares underlying the options in the 2003 Stock Option Plan. As of December 31, 2004, the Company had issued approximately 69 million shares under the 2003 Stock Option Plan


                                     III-5

Stock Incentive Plan

      Effective October 31, 2003, NeoMedia adopted the 2003 Stock Incentive Plan. Under the terms of the Plan, NeoMedia has set aside up to 30,000,000 shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. On November 3, 2003, NeoMedia filed a Form S-8 to register all 30,000,000 shares underlying the options in the 2003 Stock Incentive Plan. As of December 31, 2004, the Company had issued approximately 9.3 million shares under the 2003 Stock Incentive Plan.

401(k) Plan

      NeoMedia maintains a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"). All employees of NeoMedia who are 21 years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may make elective contributions of up to 20% of such participant's pre-tax salary (up to a statutorily prescribed annual limit, which is $13,000 for 2004) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be required to be lower. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions are fully vested at all times. The 401(k) Plan also provides for matching and discretionary contributions by NeoMedia. To date, NeoMedia has not made any such contributions.

Options Granted in the Last Fiscal Year

      The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 2004:

                                                                                            Potential Realizable
                                        Percent of                                                  Value
                        Number of         Total                                            at Assumed Annual Rates
                       Securities        Options/                                              of Stock Price
                       Underlying          SARs                                                 Appreciation
                         Options        Granted to     Exercise or                             for option Term
Named                    Granted       Employees in    Base Price        Expiration        ------------------------
Executive Officer          (#)         Fiscal Year      ($/share)           Date             5% ($)      10% ($)
-------------------    ------------    -------------   ------------    ----------------    ------------ -----------
Charles T. Jensen        4,000,000         5.2%           $0.11         March 8, 2014         $277,000    $701,000

Charles W. Fritz         4,000,000         5.2%           $0.11         March 8, 2014         $277,000    $701,000

David A. Dodge           2,000,000         2.6%           $0.11         March 8, 2014         $138,000    $351,000


                                     III-6

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values

      The following table sets forth options exercised by NeoMedia Named Executive Officers during the year ended December 31, 2004, and the number and value of all unexercised options at fiscal year end.

                                                        Number of Unexercised
                                                        Securities Underlying             Value of Unexercised In-
                         Shares                            Options/SARs at                the-Money Options/SARs at
                        Acquired       Value              December 31, 2004                 December 31, 2004 (1)
Named                  on Exercise    Realized     --------------------------------    --------------------------------
Executive Officer          (#)          ($)        Exercisable      Unexercisable      Exercisable      Unexercisable
-------------------    ------------   ---------    -------------    ---------------    -------------    ---------------
Charles T. Jensen        1,505,386    $347,000      11,000,000        3,000,000         $2,705,000         $465,000

Charles W. Fritz         1,549,000    $156,000      12,510,000        3,000,000         $3,030,000         $465,000

David A. Dodge             100,000     $25,000      2,700,000         1,500,000          $639,000          $233,000

(1) Based on the difference between the closing price of $0.265 of NeoMedia's common stock as quoted on OTC Bulletin Board on December 31, 2004 and the exercise price of the option/SAR.


                                     III-7

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of January 31, 2005, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors and nominees,
(iii) by each executive officer of NeoMedia named in the Summary Compensation Table, and (iv) by all executive officers and directors of NeoMedia as a group.

                                                              Amount and Nature of        Percent of
                                                            Beneficial Ownership (1)      Class (1)
                                                        -------------------------------- -------------
Charles W. Fritz (2)(3)                                             30,620,574               6.8%
William Fritz(2)(4)                                                 51,890,944              11.7%
Charles T. Jensen(2)(5)                                             12,001,500               2.7%
David A. Dodge(2)(6)                                                 3,200,000                *
A. Hayes Barclay(2)(7)                                               1,405,000                *
James J. Keil(2)(8)                                                  2,388,619                *
                                                           --------------------------    -------------
   Officers and Directors as a Group (9 Persons)(9)                101,506,637              22.3%
                                                           --------------------------    -------------

-------------------------
* - denotes ownership of less than one percent of issued and outstanding shares of NeoMedia's common stock.

(1) Applicable percentage of ownership is based on 437,356,497 shares of common stock outstanding as of January 31, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of January 31, 2005, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 31, 2005, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of NeoMedia.

(2) Address of the referenced individual is c/o NeoMedia Technologies, Inc., 2201 Second Street, Suite 402, Fort Myers, FL, 33901.

(3) Charles W. Fritz is the Company's founder and the Chairman of the Board of Directors. Shares beneficially owned include 100 shares owned by each of Mr. Fritz's four children for an aggregate of 400 shares, 12,000,000 shares of common stock issuable upon exercise of options granted under the Company's 2003, 2002 and 1998 stock option plans, 1,510,000 shares issuable upon exercise of stock warrants, 15,567,605 shares of common stock owned by Mr. Charles W. Fritz directly, and 1,542,969 shares of common stock held by the CW/LA II Family Limited Partnership, a family limited partnership for the benefit of Mr. Fritz's family.

(4) William E. Fritz, a member of the board of directors, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owners of the 1,511,742 shares held in the Fritz Family Partnership. As trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the 165,467 shares of NeoMedia held in these trusts. Additionally, Mr. Fritz is deemed to own: 45,923,735 shares held directly by Mr. Fritz or his spouse, 2,540,000 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse, and 1,750,000 shares to be issued upon the exercise of options held by Mr. Fritz or his spouse. Mr. Fritz may be deemed to be a parent and promoter of NeoMedia, as those terms are defined in the Securities Act.

(5) Charles T. Jensen is President, Chief Operating Officer, Acting Chief Executive Officer, and a member of the Board of Directors. Beneficial ownership includes 12,000,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans, and 1,500 shares owned by Mr. Jensen's sons.

(6) David A. Dodge is Vice President, Chief Financial Officer, and Controller. Beneficial ownership includes 3,200,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans.

(7) A. Hayes Barclay is a member of the Board of Directors. Ownership includes 1,400,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans, and 5,000 shares owned by Mr. Barclay directly.

(8) James J. Keil is a member of the Board of Directors. Shares beneficially owned includes 1,500,000 shares issuable upon exercise of options and 888,619 shares owned by Mr. Keil directly.

(9) Includes an aggregate of 36,850,000 currently exercisable options to purchase shares of common stock granted under NeoMedia's stock option plans, 4,050,000 currently exercisable warrants to purchase shares of common stock, and 65,606,637 shares owned directly by NeoMedia's officers and directors.


                                     III-8

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During November 2002, NeoMedia issued Convertible Secured Promissory Notes with an aggregate face value of $60,000 to 3 separate parties, including Charles
W. Fritz, Chairman of the Board of Directors of NeoMedia; William E. Fritz, an outside director; and James J. Keil, an outside director. The notes bear interest at a rate of 15% per annum, and matured at the earlier of i.) four months, or ii.) the date the shares underlying the Cornell Equity Line of Credit were registered with the SEC. The notes were convertible, at the option of the holder, into either cash or shares of NeoMedia common stock at a 30% discount to either market price upon closing, or upon conversion, whichever is lower. NeoMedia also granted to the holders an additional 1,355,670 shares of its common stock and 60,000 warrants to purchase shares of its common stock at $0.03 per share, with a term of three years. The warrants and shares were issued in January 2003. In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature was recorded as a debt discount and amortized using the effective interest rate over the life of the debt in accordance with EITF 00-27. Total cost of beneficial conversion feature, fair value of the stock and cost of warrants issued exceed the face value of the notes payable, therefore, only $60,000, the face amount of the note, was recognizable as debt discount, and amortized over the life of the notes payable. The Company repaid Charles Fritz's note in full during March 2003, and repaid James J. Keil's note in full during April 2003. The Company paid $30,000 of the principal on William Fritz's note during April 2003, and entered into a new note with Mr. Fritz for the remaining $10,000. The new note also includes a provision under which, as consideration for the loan, Mr. Fritz will receive a 3% royalty on all future revenue generated from the Company's intellectual property. The new note was paid in full during April 2004.

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

      During April 2003, the Company sold 25,000,000 shares of its common stock, par value $0.01, in a private placement at a price of $0.01 per share. The Company's stock price at the time of the sale was $0.012. In connection with the sale, the Company also granted the purchaser 25,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of $298,000 and have been recorded as a cost of issuance. The purchaser was William E. Fritz, a member of the Company's Board of Directors. Proceeds to the Company from sale of the shares were $250,000. The Company recognized a discount expense in general and administrative expenses of approximately $50,000 relating to this transaction with Mr. Fritz. On August 6, 2003, Mr. Fritz exercised his warrants and purchased 25,000,000 additional shares of common stock at a price of $0.01 per share.

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

      During July 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of a $10,000 note payable to Mr. Fritz that matures in April 2004, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of


                                     III-9
approximately $74,000. In accordance with EITF 00-27, the Company recorded the relative fair value of the warrants as a discount against the note, and amortized the discount over the life of the note.

      On August 29, 2003, the Company borrowed $50,000 from William E. Fritz, one of its outside directors, under an unsecured note payable. The note was paid in full during September 2003.


                                     III-10

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

Exhibit No.     Description                                 Location
-----------     -----------                                 --------
3.1             Articles of Incorporation of Dev-Tech     Incorporated by reference to Exhibit 3.1
                Associates, Inc. and amendment thereto    to Registrant's Registration Statement
                                                          No. 333-5534 as filed
                                                          with the SEC on
                                                          November 25, 1996

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

3.3             Restated Certificate of Incorporation     Incorporated by reference to Exhibit 3.3
                of DevSys, Inc.                           to Registrant's Registration Statement
                                                          No. 333-5534 as filed
                                                          with the SEC on
                                                          November 25, 1996

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

3.5             Articles of Merger and Agreement and      Incorporated by reference to Exhibit 3.5
                Plan of Merger of DevSys, Inc and         to Registrant's Registration Statement
                Dev-Tech Associates, Inc.                 No. 333-5534 as filed with the SEC on
                                                          November 25, 1996

3.6             Certificate of Merger of Dev-Tech         Incorporated by reference to Exhibit 3.6
                Associates, Inc. into DevSys, Inc.        to Registrant's Registration Statement
                                                          No. 333-5534 as filed
                                                          with the SEC on
                                                          November 25, 1996

3.7             Articles of Incorporation of Dev-Tech     Incorporated by reference to Exhibit 3.7
                Migration, Inc. and amendment thereto     to Registrant's Registration Statement
                                                          No. 333-5534 as filed
                                                          with the SEC on
                                                          November 25, 1996

3.8             By-laws of Dev-Tech Migration, Inc.       Incorporated by reference to Exhibit 3.8
                                                          to Registrant's Registration Statement
                                                          No. 333-5534 as filed
                                                          with the SEC on
                                                          November 25, 1996


                                                    III-11

Exhibit No.     Description                                 Location
-----------     -----------                                 --------
3.9             Restated Certificate of Incorporation     Incorporated by reference to Exhibit 3.9
                of DevSys Migration, Inc.                 to Registrant's Registration Statement
                                                          No. 333-5534 as filed
                                                          with the SEC on
                                                          November 25, 1996

3.10            Form of By-laws of DevSys Migration,      Incorporated by reference to Exhibit 3.10
                Inc.                                      to Registrant's
                                                          Registration Statement
                                                          No. 333-5534 as filed
                                                          with the SEC on
                                                          November 25, 1996

3.11            Form of Agreement and Plan of Merger of   Incorporated by reference to Exhibit 3.11
                Dev-Tech Migration, Inc. into DevSys      to Registrant's Registration Statement
                Migration, Inc.                           No. 333-5534 as filed with the SEC on
                                                          November 25, 1996

3.12            Form of Certificate of Merger of          Incorporated by reference to Exhibit 3.12
                Dev-Tech Migration, Inc. into DevSys      to Registrant's Registration Statement
                Migration, Inc.                           No. 333-5534 as filed with the SEC on
                                                          November 25, 1996

3.13            Certificate of Amendment to Certificate   Incorporated by reference to Exhibit 3.13
                of Incorporation of DevSys, Inc.          to Registrant's Registration Statement
                changing its name to NeoMedia             No. 333-5534 as filed with the SEC on
                Technologies, Inc.                        November 25, 1996

3.14            Form of Certificate of Amendment to       Incorporated by reference to Exhibit 3.14
                Certificate of Incorporation of           to Registrant's Registration Statement
                NeoMedia Technologies, Inc. authorizing   No. 333-5534 as filed with the SEC on
                a reverse stock split                     November 25, 1996

3.15            Form of Certificate of Amendment to       Incorporated by reference to Exhibit 3.5
                Restated Certificate of Incorporation     to Registrant's Annual Report as filed
                of NeoMedia Technologies, Inc.            with the SEC on November 2, 2001
                increasing authorized capital and
                creating preferred stock

10.1            Dev-Tech Associates, Inc. 1996 Stock      Incorporated by reference to Exhibit
                Option Plan                               10.44 to the Registrant's Registration
                                                          Statement No. 333-5534 as filed with the
                                                          SEC on November 25, 1996

10.2            First Amendment and Restatement of        Incorporated by reference to Exhibit
                Dev-Tech Associates, Inc. 1996 Stock      10.45 to the Registrant's Registration
                Option Plan                               Statement No. 333-5534 as filed with the
                                                          SEC on November 25, 1996

10.3            Form of Stock Option Agreement -          Incorporated by reference to Exhibit
                Dev-Tech Associates, Inc.                 10.46 to the Registrant's Registration
                                                          Statement No. 333-5534 as filed with the
                                                          SEC on November 25, 1996


                                                    III-12

Exhibit No.     Description                                 Location
-----------     -----------                                 --------
10.4            Dev-Tech Migration, Inc. 1996 Stock       Incorporated by reference to Exhibit
                Option Plan                               10.47 to the Registrant's Registration
                                                          Statement No. 333-5534 as filed with the
                                                          SEC on November 25, 1996

10.5            First Amendment and Restatement of        Incorporated by reference to Exhibit
                Dev-Tech Migration, Inc.                  10.48 to the Registrant's Registration
                                                          Statement No. 333-5534 as filed with the
                                                          SEC on November 25, 1996

10.6            Form of Stock Option Agreement -          Incorporated by reference to Exhibit
                Dev-Tech Migration, Inc.                  10.49 to the Registrant's Registration
                                                          Statement No. 333-5534 as filed with the
                                                          SEC on November 25, 1996

10.7            Dev-Tech Associates, Inc. 401(k) Plan     Incorporated by reference to Exhibit
                and amendments                            10.50 to the Registrant's Registration
                                                          Statement No. 333-5534 as filed with the
                                                          SEC on November 25, 1996

10.8            First Amendment and Restatement of        Incorporated by reference to Exhibit
                NeoMedia Technologies, Inc. 1996 Stock    10.60 to the Registrant's Registration
                Option Plan                               Statement No. 333-5534 as filed with the
                                                          SEC on November 25, 1996
10.9            NeoMedia Technologies, Inc. 1998 Stock    Incorporated by reference to Exhibit 10.9
                Option Plan                               to the Registrant's Form 10-KSB as filed
                                                          on March 9, 2004

10.10           Amendment to NeoMedia Technologies 1998   Incorporated by reference to Form 14A as
                Stock Option Plan                         filed with the SEC on July 2, 1999

10.11           Sale and Purchase Agreement between       Incorporated by reference to Exhibit
                Qode.com, Inc. and NeoMedia               10.48 to the Registrant's Current Report
                Technologies, Inc.                        on Form 8-K as filed with the SEC on
                                                          March 15, 2001

10.12           Warrant repricing letter dated March      Incorporated by reference to Exhibit 1.2
                19, 2002                                  to the Registrant's Current Report on
                                                          Form 8-K as filed with the SEC on April
                                                          2, 2002

10.13           Option repricing letter dated April 3,    Incorporated by reference to Exhibit 1.2
                2002                                      to the Registrant's Current Report on
                                                          Form 8-K as filed with the SEC on April
                                                          15, 2002


                                                    III-13

Exhibit No.     Description                                 Location
-----------     -----------                                 --------
10.14           Intellectual Property licensing           Incorporated by reference to Exhibit
                agreement between NeoMedia and A.T.       10.18 to the Registrant's Form S-1/A as
                Cross Company                             filed with the SEC on April 24, 2002

10.15           Intellectual Property licensing           Incorporated by reference to Exhibit
                agreement between NeoMedia and Symbol     10.19 to the Registrant's Form S-1/A as
                Technologies, Inc.                        filed with the SEC on April 24, 2002

10.16           Sponsorship and Advertising Agreement     Incorporated by reference to Exhibit
                between NeoMedia and About.com, Inc.      10.20 to the Registrant's Form S-1/A as
                                                          filed with the SEC on April 24, 2002

10.17           Letter of Intent regarding proposed       Incorporated by reference to Exhibit
                strategic transaction between NeoMedia    10.21 to the Registrant's Form S-1/A as
                and AirClic, Inc.                         filed with the SEC on April 24, 2002

10.18           Form of Promissory Note issued to         Incorporated by reference to Exhibit
                AirClic, Inc.                             10.22 to the Registrant's Form S-1/A as
                                                          filed with the SEC on April 24, 2002

10.19           Form of Limited Recourse Promissory       Incorporated by reference to Exhibit
                Note issued in exchange for 19 Million    10.23 to the Registrant's Form S-1/A as
                Shares of Common Stock                    filed with the SEC on April 24, 2002

10.20           Nasdaq Staff Determination Letter with    Incorporated by reference to Exhibit
                respect to de-listing of NeoMedia         10.24 to the Registrant's Form S-1/A as
                securities from the Nasdaq SmallCap       filed with the SEC on April 24, 2002
                market

10.21           Revised warrant repricing letter dated    Incorporated by reference to Exhibit
                April 3, 2002                             10.25 to the Registrant's Form S-1/A as
                                                          filed with the SEC on April 24, 2002

10.22           Equity Line of Credit Agreement, dated    Incorporated by reference to Exhibit
                May 6, 2002, between NeoMedia             10.17 to the Registrant's Quarterly
                Technologies and Cornell Capital          Report on Form 10-Q as filed with the SEC
                Partners, LP                              on August 14, 2002

10.23           Nasdaq Staff delisting notification       Incorporated by reference to Exhibit
                letter dated May 16, 2002                 10.18 to the Registrant's Quarterly
                                                          Report on Form 10-Q as filed with the SEC
                                                          on August 14, 2002

10.24           Settlement Agreement relating to          Incorporated by reference to Exhibit
                wrongful termination lawsuit brought by   10.19 to the Registrant's Form 10-Q as
                former president and Chief Operating      filed with the SEC on August 14, 2002
                Officer

10.25           Mutual settlement agreement by and        Incorporated by reference to Exhibit
                between NeoMedia Technologies and 2150    10.20 to the Registrants Form 10-Q as
                Western Court Company, LLC                filed on November 14, 2002


                                                    III-14

Exhibit No.     Description                                 Location
-----------     -----------                                 --------
10.26           Mutual settlement agreement by and        Incorporated by reference to Exhibit
                between NeoMedia Technologies and         10.21 to the Registrants Form 10-Q as
                Ripfire, Inc.                             filed on November 14, 2002

10.27           Mutual settlement agreement by and        Incorporated by reference to Exhibit
                between NeoMedia Technologies and         10.22 to the Registrants Form 10-Q as
                Wachovia Bank, N.A.                       filed on November 14, 2002

10.28           Mutual settlement agreement by and        Incorporated by reference to Exhibit
                between NeoMedia Technologies and         10.23 to the Registrants Form 10-Q as
                Marianne LePera, NeoMedia Technologies'   filed on November 14, 2002
                former General Counsel

10.29           Equity Line of Credit Agreement, dated    Incorporated by reference to Exhibit
                February 11, 2003, between NeoMedia       10.80 to the Registrants Form S-1/A as
                Technologies and Cornell Capital          filed on February 14, 2003
                Partners

10.30           Form of Placement Agent Agreement,        Incorporated by reference to Exhibit
                dated November 2002, between NeoMedia     10.84 to the Registrant's Form S-1 as
                Technologies and Westrock Advisors, Inc.  filed on February 12, 2003

10.31           Form of Escrow Agreement, dated           Incorporated by reference to Exhibit
                November 2002, between NeoMedia           10.85 to the Registrant's Form S-1 as
                Technologies and Cornell Capital          filed on February 12, 2003
                Partners

10.32           Form of Registration Rights Agreement,    Incorporated by reference to Exhibit
                dated November 2002, between NeoMedia     10.86 to the Registrant's Form S-1 as
                Technologies and Cornell Capital          filed on February 12, 2003
                Partners

10.33           Promissory Note, dated February 23,       Incorporated by reference to Exhibit
                2001, between Digital Convergence         10.87 to the Registrant's Form S-1 as
                Corporation and NeoMedia                  filed on February 12, 2003

10.34           Termination Agreement, dated August 21,   Incorporated by reference to Exhibit
                2001, between About.com and NeoMedia      10.88 to the Registrant's Form S-1 as
                                                          filed on February 12, 2003

10.35           Memorandum of Terms to merge, dated       Incorporated by reference to Exhibit 3.1
                March 7, 2003, between NeoMedia and       to the Registrant's Form 8-K as filed on
                Loch Energy, Inc.                         March 19, 2003

10.36           Binding Letter of Intent to merge,        Incorporated by reference to Exhibit 99.5
                dated July 25, 2003, between NeoMedia     to the Registrant's Form 10-QSB as filed
                and Secure Source Technologies, Inc.      on August 14, 2003

10.37           Definitive Merger Agreement, dated        Incorporated by reference to Exhibit 99.1
                October 3, 2003, between NeoMedia and     to the Registrant's Form 8-K as filed on
                Secure Source Technologies, Inc           October 8, 2003


                                                    III-15

Exhibit No.     Description                                 Location
-----------     -----------                                 --------
10.38           Standby Equity Distribution Agreement,    Incorporated by reference to Exhibit
                dated October 27, 2003, between           10.91 to the Registrant's Form SB-2/A as
                NeoMedia and Cornell Capital Partners     filed on December 19, 2003

10.39           Form of Placement Agent Agreement,        Incorporated by reference to Exhibit
                dated October 27, 2003, between           10.92 to the Registrant's Form SB-2/A as
                NeoMedia and Newbridge Securities         filed on December 19, 2003
                Corporation

10.40           Form of Registration Rights Agreement,    Incorporated by reference to Exhibit
                dated October 27, 2003, between           10.93 to the Registrant's Form SB-2/A as
                NeoMedia and Cornell Capital Partners     filed on December 19, 2003

10.41           Form of Escrow Agreement, dated October   Incorporated by reference to Exhibit
                27, 2003, between NeoMedia and Cornell    10.94 to the Registrant's Form SB-2/A as
                Capital Partners                          filed on December 19, 2003

10.42           2003 Stock Compensation Plan              Incorporated by reference to Exhibit 4.1
                                                          to the Registrant's Form S-8 as filed on
                                                          October 31, 2003

10.43           Letter of Intent to acquire CSI           Incorporated by reference to Exhibit 3.1
                International, Inc., dated November 8,    to the Registrant's Form 8-K as filed on
                2003                                      November 13, 2003

10.44           Letter of Intent to acquire BSD           Incorporated by reference to Exhibit 3.1
                Software, Inc., dated December 9, 2003    to the Registrant's Form 8-K as filed on
                                                          December 11, 2003

10.45           Definitive Merger Agreement, dated        Incorporated by reference to Exhibit 3.1
                February 6, 2004, between NeoMedia and    to the Registrant's Form 8-K as filed on
                CSI International, Inc.                   February 10, 2004

10.46           $4 million Promissory note payable to     Incorporated by reference to Exhibit
                Cornell Capital Partners, dated January   10.49 to the Registrant's Form 10-KSB as
                15, 2004                                  filed on March 9, 2004

10.47           Form of Business Development Agreement    Incorporated by reference to Exhibit 2.2
                between  NeoMedia  and iPoint-media       to the Registrant's Form 8-K as filed on
                                                          September 17, 2004

10.48           Form of Investment Agreement between      Incorporated by reference to Exhibit 2.3
                NeoMedia  and iPoint-media                to the Registrant's Form 8-K as filed on
                                                          September 17, 2004

10.49           Form of Registration Rights Agreement     Incorporated by reference to Exhibit 2.4
                between  NeoMedia  and iPoint-media       to the Registrant's Form 8-K as filed on
                                                          September 17, 2004

10.50           Form of Indemnification Agreement         Incorporated by reference to Exhibit 2.5
                between  NeoMedia  and iPoint-media       to the Registrant's Form 8-K as filed on
                                                          September 17, 2004


                                                    III-16

Exhibit No.     Description                                 Location
-----------     -----------                                 --------
10.51           Form of Merger Agreement among NeoMedia   Incorporated by reference to Exhibit 16.1
                Technologies, Inc., NeoMedia Telecom      to the Registrant's Form 8-K as filed on
                Services, Inc., and BSD Software, Inc.    December 22, 2004

10.52           Form of Letters of Intent With Pickups    Incorporated by reference to Exhibits
                Plus, Inc.                                16.1 and 16.2 to the Registrant's Form
                                                          8-K as filed on March 1, 2005

10.53           Form of NeoMedia's Policy Statement on    Provided Herewith
                Ethical Behavior

10.54           Form of Term Sheet with Nextcode          Provided Herewith
                Corporation

10.55           Form of Letter of Intent With Shelron     Provided Herewith
                Group, Inc.


23.1            Consent of Stonefield Josephson, Inc.,    Provided Herewith
                independent auditors

31.1 - 31.4     Certifications                            Provided Herewith

(b) Reports on Form 8-K

      NeoMedia filed a Form 8-K on December 22, 2004, disclosing that it had entered into an agreement to acquire and merge with BSD Software, Inc.

      NeoMedia filed a Form 8-K on March 1, 2005, disclosing that it had entered into 2 letters of intent to acquire up to 100% interest in Automotive Preservation, Inc. NeoMedia also invested $250,000 in common stock of Pickups, Plus, Inc., the parent company of Automotive Preservation, Inc.


                                     III-17

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed by Stonefield Josephson, Inc., NeoMedia's independent auditors, for the audit of NeoMedia's annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2004 and 2003 were $137,000 and $119,000, respectively.

Audit-related Fees

      The aggregate fees billed by Stonefield Josephson, Inc., NeoMedia's independent auditors, for assurance and related services for the years ended December 31, 2004 and 2003 were $0 and $0, respectively.

Tax Fees

      The aggregate fees billed by Wiltshire, Whitley, Richardson & English, NeoMedia's principal accountants for tax compliance, advice, and planning, were $9,000 for each of the years ended December 31, 2004 and 2003.

All Other Fees

      The aggregate fees billed by Stonefield Josephson, Inc., for other products and services during the years ended December 31, 2004 and 2003 were $0 and $0, respectively.

Audit Committee Pre-approval

      The audit committee of NeoMedia's board of directors approves all non-audit services provided by NeoMedia's primary accountants.


                                     III-18

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 4th day of March, 2005.

                               NEOMEDIA TECHNOLOGIES, INC.
                               Registrant

                               By:
                                   --------------------------------------
                                    /s/ Charles T. Jensen, President,
                                    Chief Executive Officer, and Director

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2005.

Signatures                        Title                                         Date
----------                        -----                                         ----

------------------------          President, Chief Executive Officer, and
/s/ Charles T. Jensen             Director                                      March 4, 2005

                                  Director                                      March 4, 2005
------------------------
/s/ William E. Fritz

------------------------          Chairman of the Board
/s/ Charles W. Fritz                                                            March 4, 2005

------------------------          Vice-President, Chief Financial
/s/ David A. Dodge                Officer and Controller                        March 4, 2005


------------------------          Director                                      March 4, 2005
/s/ Hayes Barclay


------------------------          Director                                      March 4, 2005
/s/ James J. Keil


                                     III-19