Form 10QSB
period 2005-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2005-05-16
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                  FORM 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of May 3, 2005, there were 448,480,725 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NeoMedia Technologies, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheet (Unaudited)
                        (In Thousands, Except Share Data)

                                                                                   March 31,
                                                                                     2005
                                                                                   --------
ASSETS
Current assets:
        Cash and cash equivalents                                                  $  9,937
        Trade accounts receivable, net of allowance for doubtful accounts of $76        547
        Inventories net                                                                 112
        Investment in marketable securities                                             208
        Prepaid expenses and other current assets                                       316
                                                                                   --------
        Total current assets                                                         11,120

        Property and equipment, net                                                     147
        Leasehold improvements, net                                                      28
        Capitalized patents, net                                                      2,134
        Micro paint chemical formulations and proprietary process, net                1,587
        Goodwill                                                                      1,099
        Other Intangible assets, net                                                    205
        Investment in IPoint-media, Ltd.                                              1,000
        Cash surrender value of life insurance policy                                   718
        Other long-term assets                                                          277
                                                                                   --------
             Total assets                                                          $ 18,315
                                                                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                           $  1,756
        Amounts payable under settlement agreements                                      78
        Liabilities of discontinued business unit                                       676
        Sales taxes payable                                                              58
        Accrued expenses                                                              1,369
        Deferred revenues and other                                                     442
        Notes payable                                                                10,036
                                                                                   --------
             Total current liabilities                                               14,415
                                                                                   --------

Shareholders' equity:
        Preferred stock, $0.01 par value, 25,000,000 shares authorized, none
          issued and outstanding                                                         --
        Common stock, $0.01 par value, 1,000,000,000 shares authorized,
          470,208,803 shares issued and 441,486,029 outstanding                       4,415
        Additional paid-in capital                                                   98,799
        Deferred stock-based compensation                                              (592)
        Deferred equity financing costs                                             (13,256)
        Accumulated deficit                                                         (84,596)
        Accumulated other comprehensive loss - foreign currency
          translation adjustment and unrealized loss
          on marketable securities                                                      (91)
        Treasury stock, at cost, 201,230 shares of common stock                        (779)
                                                                                   --------
        Total shareholders' equity                                                    3,900
                                                                                   --------
             Total liabilities and shareholders' equity                            $ 18,315
                                                                                   ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                   and Comprehensive Income (Loss)(Unaudited)
                      (In Thousands, Except per Share Data)

                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                         2005               2004
                                                                      -------------    -------------
NET SALES:
       License fees                                                   $         164    $          72
       Resale of software and technology equipment and service fees             128              192
       Micro paint repair products and services                                 455               86
                                                                      -------------    -------------
       Total net sales                                                          747              350
                                                                      -------------    -------------

COST OF SALES:
       License fees                                                              88               89
       Resale of software and technology equipment and service fees              88              160
       Micro paint repair products and services                                 273               57
                                                                      -------------    -------------
       Total cost of sales                                                      449              306
                                                                      -------------    -------------

GROSS PROFIT                                                                    298               44

       Sales and marketing expenses                                             795              425
       General and administrative expenses                                      699              378
       Research and development costs                                           184              118
                                                                      -------------    -------------

       Loss from operations                                                  (1,380)            (877)
       Gain on extinguishment of debt                                           138              126
       Amortization of debt discount                                             --           (1,394)
       Interest (expense) income, net                                            23              (77)
                                                                      -------------    -------------

NET LOSS                                                                     (1,219)          (2,222)

       Other comprehensive income (loss):
          Unrealized loss on marketable securities                              (42)              --
          Foreign currency translation adjustment                                11              (22)
                                                                      -------------    -------------

COMPREHENSIVE LOSS                                                    $      (1,250)   $      (2,244)
                                                                      =============    =============

LOSS PER SHARE--BASIC AND DILUTED                                     $       (0.00)   $       (0.01)
                                                                      =============    =============

Weighted average number of common shares--basic and diluted
                                                                        437,764,971      270,139,433
                                                                      =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                            --------------------
                                                                                              2005        2004
                                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                             ($ 1,219)   ($ 2,222)
       Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of discount on note payable                                                   --       1,394
       Depreciation and amortization                                                             160         140
       Fair value of expense portion of stock-based compensation granted
         for professional services                                                                96         190
       Interest expense allocated to debt                                                         --           3
       Decrease in value of life insurance policies                                               10           8
       Decrease of fair value of repriced options                                                 --        (163)
       Changes in operating assets and liabilities
         Trade accounts receivable, net                                                         (265)         26
         Inventory                                                                                 3         (24)
         Other current assets                                                                     54         104
         Accounts payable, amounts due under financing agreements, liabilities in excess
           of assets of discontinued business unit, accrued expenses and stock liability        (425)       (648)
         Deferred revenue other current liabilities                                              (74)         62
                                                                                            --------    --------
           Net cash used in operating activities                                              (1,660)     (1,130)
                                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in securities                                                                 (500)         --
       Capitalization of software development and purchased intangible assets                    (38)        (50)
       Acquisition of property and equipment                                                     (88)        (79)
                                                                                            --------    --------
         Net cash used in investing activities                                                  (626)       (129)
                                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock, net of issuance costs of $85 in
         2005 and $226 in 2004                                                                 1,505       1,832
       Net proceeds from exercise of stock options and warrants                                  173         575
       Borrowings under notes payable and long-term debt                                      10,500       4,000
       Repayments on notes payable and long-term debt                                         (1,600)     (2,162)
       Cash commitment fee for $100 million Standby Equity Distribution Agreement             (1,000)
       Cash paid to acquire CSI International, Inc. (net of cash acquired)                        --      (2,390)
                                                                                            --------    --------
         Net cash provided by financing activities                                             9,578       1,855
                                                                                            --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           11         (22)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      7,303         574

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 2,634          61
                                                                                            --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $  9,937    $    635
                                                                                            ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid during the period                                                      $     47    $     47
       Income taxes paid                                                                          --          --
       Non-cash investing and financing activities:
         Reduction in accounts payable and accruals for debt paid in stock                        --         221
         Fair value of warrants as fees related to the $100 million Standby Equity
           Distribution Agreement                                                             12,256          --
         Fair value of stock issued for services and deferred to future periods                  239         549
         Fair value of shares issued to acquire CSI Int'l (net of costs of registration)          --         695
         Change in net assets resulting from acquisition of CSI (net of cash acquired)            --       3,090
         Unrealized loss on marketable securities                                                (42)         --
         Gain on extinguishment of debt                                                          138         126
         Direct costs associated with Standby Equity Distribution Agreement and
           Equity Line of Credit                                                               1,204         500

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
         Unaudited Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation and Nature of Business Operations

Basis of Presentation

      The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries ("NeoMedia" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 2005, the results of operations for the three-month periods ended March 31, 2005 and 2004, and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

      The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,219,000 and $2,222,000 for the three months ended March 31, 2005 and 2004, respectively, and has an accumulated deficit of $84,596,000 as of March 31, 2005. In addition, the Company had working capital deficit of $3,295,000 as of March 31, 2005.

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

      Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. Management's plan is to secure adequate funding to bridge to profitability from the Company's PaperClick business, intellectual property portfolio and Micro Paint Repair business.

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

      NMPR (micro paint repair offerings) is the business unit encompassing the CSI International chemical line acquired during 2004. NMPR is attempting to commercialize its unique micro-paint repair solution. The Company completed its acquisition of CSI on February 6, 2004.

Reclassifications

      Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, LP ("Cornell")

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

      On October 27, 2003, the Company and Cornell entered into a $20 million SEDA. The terms of the agreement are identical to the terms of the previous Equity Line of Credit, except that the maximum "draw" under the new agreement is $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company's common stock over a two-year period. As a consideration fee for Cornell to enter into the agreement, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years. Cornell exercised the warrants in January 2004, resulting in $500,000 cash receipts to the Company. In November 2003, the Company filed a Form SB-2 to register 200 million shares under this $20 million SEDA. In January 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission. In April 2004, the Company filed a Form SB-2 to register 40 million shares underlying warrants granted to Cornell in connection with a promissory note issued by the Company to Cornell (see "Notes Payable to Cornell" below). In May 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission.

      During the three months ended March 31, 2005, the Company sold 6,998,931 shares of its common stock to Cornell under the SEDA. The following table summarizes funding received from Cornell during the three-month periods ended March 31, 2005 and 2004:

                                                    Three           Three
                                                    Months          Months
                                                    Ended           Ended
                                                   March 31,      March 31,
                                                     2005           2004
                                                 ------------    ------------

Number of shares sold to Cornell                    6,998,931      21,282,203

Gross Proceeds from sale of
  shares to Cornell                              $  1,709,000    $  2,332,000
Less: discounts and fees*                            (204,000)       (500,000)
                                                 ------------    ------------
   Net Proceeds from sale of shares to Cornell   $  1,505,000    $  1,832,000
                                                 ------------    ------------

* - Per Equity line of Credit Agreement, stock is valued at 98% of the lowest closing bid price during the week it is sold

      On March 30, 2005, NeoMedia and Cornell entered into a SEDA under which Cornell agreed to purchase up to $100 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. The shares would be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia, and NeoMedia would pay 5% of the gross proceeds of each purchase to Cornell. As a commitment fee for Cornell to enter into the agreement, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share, and a term of three years, and also paid a cash commitment fee of $1 million. NeoMedia also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee for negotiating and structuring the SEDA. NeoMedia has recorded the $12.3 million fair value of the warrants to "Deferred equity financing costs" and, upon effectiveness of the SEDA, will amortize this amount to additional paid-in capital straight-line over the two-year life of the SEDA. NeoMedia expects to file a registration statement with the US Securities and Exchange Commission during 2005 to register the shares underlying the $100 million SEDA. The new SEDA would become active at the time the SEC declares effective a registration statement containing such shares.

Promissory Notes Payable to Cornell

      On March 30, 2005, NeoMedia borrowed from Cornell the principal amount of $10,000,000 before discounts and fees in the form of a secured promissory note. Cornell withheld structuring and escrow fees of $68,000 related to the note. As of March 31, 2005, NeoMedia had not made any payments against the principal of the note. The note is scheduled to be repaid at a rate of $1,120,000 per month commencing May 1, 2005 (which was subsequently changed to $840,000 per month) and continuing until principal and interest are paid in full. The note accrues interest at a rate of 8% per annum on any unpaid principal. NeoMedia has the option to prepay any remaining principal of the note in cash without penalty. In connection with the note, NeoMedia and Cornell entered into a security agreement under which the note is secured by all of NeoMedia's assets other than its patents and patent applications. NeoMedia also escrowed 25,000,000 shares of its common stock as security for the note. As of April 29, 2005, NeoMedia had made payments of $840,000 against the principal.

Other Events

      During February 2004, the Company entered into a consulting agreement with an unrelated third party, under which the consultant will provide sales and marketing services relating to the Company's Micro Paint business unit over a period of three years. As consideration for the contract, the Company issued 6,055,556 options with an exercise price of $0.01 to the consultant. The fair value of the options at the time of issuance was $550,000. The Company is recognizing the fair value as sales and marketing expense over the term of the contract (three years). Accordingly, the Company recognized $50,000 and $27,000 in expense relating the contract during the three month periods ended March 31, 2005 and 2004, respectively.

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

      During February 2005, NeoMedia was awarded a patent in Mexico from Instituto Mexicano de la Propiedad Industrial, the patent office in Mexico. The patent recognizes NeoMedia's innovation in creating a secure link between printed documents and the Internet using an obfuscated bar code and its technology.

      During February 2005, NeoMedia was issued an allowance for a new patent, application serial no. 09/821,677, covering 44 claims, and is an adaptation of NeoMedia's U.S. Patent 6,542,933, applying to technology that accesses Internet content from wireless devices from the U.S. Patent and Trademark Office.

      During February 2005, NeoMedia signed a reseller agreement with IT-Global, Inc. The reseller agreement gives IT-Global the rights to resell PaperClick(R) products in the New York tri-state area, where it is based, as well as other areas, domestically and internationally, it serves.

      On February 25, 2005, NeoMedia signed two non-binding letters of intent (individually, an "LOI" and collectively the "LOIs") to acquire up to 100% of Automotive Preservation, Inc. ("AP"), a distributor of automotive paint and accessory products, from AP's parent company, PUPS. The first LOI calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second LOI, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second LOI also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both LOIs are non-binding and subject to due diligence by NeoMedia and AP.

      During March 2005, NeoMedia entered into a business development agreement with Intactis Software, Inc. ("Intactis") under which the two companies will develop a database lookup system for validating codes printed on negotiable instruments such as checks. In addition, NeoMedia invested $250,000 in exchange for 250,000 shares of Intactis non-voting convertible preferred stock. In connection with the investment, NeoMedia received a warrant to purchase up to an additional 50,000 shares of Intactis. In accordance with Accounting Principles Board (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," the investment in Intactis is being recorded using the equity method under other long-term assets. As of March 31, 2005, the company did not include its proportionate share of the earnings/(losses) of Intactis, as the proportionate share from March 10, 2005 through March 31, 2005 is not material to the accompanying condensed consolidated financial statements.

      During March 2005, NeoMedia and Foote Cone & Belding ("FCB"), a division of FCB Worldwide LLC and part of the Interpublic Group of Companies, Inc. (IPG), entered into a co-marketing agreement surrounding NeoMedia's PaperClick(R) technology platform. The agreement calls for FCB to work with NeoMedia to create and develop opportunities and programs utilizing PaperClick(R), to integrate PaperClick into marketing campaigns for new and existing clients, and to facilitate the introduction of NeoMedia and PaperClick in the mobile telecommunications industry. NeoMedia will provide technical and sales support for presentations and marketing programs co-developed for FCB clients, work with FCB to explore and create marketing opportunities and solutions, and introduce FCB to its business customers, including brand managers. FCB and NeoMedia will team for co-marketing and sales efforts in the U.S., as well as in Europe, the Middle East, Africa and Latin America.

      On March 29, 2005, NeoMedia's Micro Paint Repair business signed a national marketing and sales agreement with Restex, Inc., of Dallas, Texas, a provider of products to automobile dealerships. The agreement calls for Restex to sell and market NeoMedia's proprietary micro paint repair system to its customers in the automotive industry.

Subsequent Events

      On April 12, 2005, NeoMedia acquired four search-oriented patents issued in the U.S. and pending in Europe and Japan from LoyaltyPoint Inc. for $1.5 million cash and 10% royalties on all future sales for a period of ten years. The first patent (U.S. 6,430,554 B1) covers technology that uses uniquely-coded objects, such as consumer goods to automatically generate an online search for information related to those objects or goods from a computer, PDA, mobile phone or other device. The second patent (U.S. 6,651,053 B1) is an extension of the first, covering additional mechanisms for performing such searches using mobile devices. The third patent (U.S. 6,675,165 B1) covers uses of location-based technology to deliver content that is based both on a particular advertisement and the geographic location in which the advertisement is located. The fourth patent (U.S. 6,766,363 B1) covers techniques for providing information to end users based on objects, goods or other items depicted in external media, such as video, audio, film or printed matter.

      On April 18, 2005, NeoMedia announced that it named Martin N. Copus, a global and interactive marketing executive who has worked with many of the world's leading brands, as its COO and to the newly-created position of chief executive of its PaperClick wireless business unit. Prior to joining NeoMedia, Mr. Copus was Managing Director of 12Snap UK, an internationally-acclaimed, award-winning mobile marketing company focusing on wireless channels, where he led development and implementation of interactive marketing programs for major blue-chip companies including McDonald's(R), Kellogg(R), Procter & Gamble(R), Coca-Cola(R), Safeway(R), Budweiser(R), and 20th Century Fox(R). Prior to running the U.K. operations of 12Snap, Mr. Copus's background included assignments as executive director of Huntsworth PLC, a marketing services group listed on the main board of the London Stock Exchange; Worldwide Board Director of Interpublic Group's Ammirati Puris Lintas advertising unit; and senior vice president of Leo Burnett Company Inc., Chicago, responsible for its Marlboro(R) USA advertising and marketing services account. Mr. Copus holds a B.A. in marketing and an M.A. in modern languages, both from Oxford University.

      On May 2, 2005, NeoMedia announced that it had signed a letter of intent with Jinche Yingang Automobile Co. of Beijing, China ("Jinche"), under which Jinche will act as a distributor of NeoMedia's micro paint repair products in China. Jinche is a Beijing PRC-registered company specializing in automobile sales, financing, insurance and repair.

Investment in Marketable Securities

      On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares, or approximately 5.8% of Pickups Plus, Inc. ("PUPS") restricted common stock. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In accordance with Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investment in PUPS is being recorded as available-for-sale securities and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the condensed consolidated statement of operations and comprehensive income (loss).

      The investments in marketable securities are summarized as follows:

                                Amortized              Unrealized             Unrealized               Fair
                                   Cost               Holding Gain          Holding Losses            Value
                           --------------------- ----------------------- --------------------- ---------------------
      Available-for-sale      $ 250,000                $ --                    $ 42,000             $ 208,000

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

      It is not practicable to estimate the fair value of the Company's 17% investment in the common stock of i-Point Media Ltd. and its investments of 250,000 shares of preferred stock of Intactis Software, Inc., because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the total carrying amount of $1,250,000 in the investments in iPoint Media Ltd. and Intactis Software, Inc. at March 31, 2005 was not impaired.

      For all available-for-sale investment securities, the carrying values represents fair value of the securities and unrealized gain (losses) that are other than temporary are recognized as other comprehensive income (loss). The Company does not hold these securities for speculative or trading purposes.

Pro-forma Information Required by SFAS 148

      At March 31, 2005, the Company has five stock-based employee compensation plans (the 2003 Stock Incentive Plan, the 2003 Stock Option Plan, the 2002 Stock Option Plan, the 1998 Stock Option Plan, and the 1996 Stock Option Plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2005       2004
                                                   -------    -------

          Net Loss, as reported                    ($1,219)   ($2,222)
          Compensation recognized under APB 25          --         --
          Compensation recognized under SFAS 123      (725)      (455)
                                                   -------    -------
             Pro-forma net loss                    ($1,944)   ($2,677)
                                                   =======    =======

          Net Loss per share:
          -------------------
          Basic and diluted - as reported          ($ 0.00)   ($ 0.01)
                                                   =======    =======
          Basic and diluted - pro-forma            ($ 0.00)   ($ 0.01)
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

      NeoMedia Micro Paint Repair (NMPR) is the business unit encompassing the Company's micro paint repair products and services acquired in 2004.

      The Company's reportable segments are strategic business units that offer different technology and marketing strategies. NCIS operates principally in the United States. NISS operates principally in the United States and Europe. NMPR is headquartered in Ft. Myers, Florida, and currently sells into Canada, the United States, Australia, and New Zealand, and has entered into a letter of intent to begin distribution in China.

      Consolidated net sales, net operating losses by geographic area for the three-month periods ended March 31, 2005 and 2004, and long-lived assets by geographic area as of March 31, 2005, were as follows:

                                                       (in thousands)
                                                   -----------------------
                                                      Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      2005         2004
                                                   -------        -------
      Net Sales:
            United States                          $   610        $   266
            Canada                                     137             84
                                                   -------        -------
                                                   $   747        $   350
                                                   -------        -------

      Net Loss:
            United States                          ($1,000)       ($2,180)
            Canada                                    (219)           (42)
                                                   -------        -------
                                                   ($1,219)       ($2,222)
                                                   -------        -------

      Long-lived Assets
            United States                          $ 4,322
            Canada                                   3,123
                                                   -------
                                                   $ 7,445
                                                   -------

      Consolidated net sales, net operating losses for the three-month periods ended March 31, 2005 and 2004, and identifiable assets as of March 31, 2005, were as follows:

                                                            (in thousands)
                                                         --------------------
                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           2005         2004
                                                         --------    --------
      Net Sales:
            NeoMedia Consulting & Integration Services   $    272    $    251
            NeoMedia Internet Switching Service                20          13
            NeoMedia Micro Paint Repair                       455          86
                                                         --------    --------
                                                         $    747    $    350
                                                         --------    --------

      Net Loss:
            NeoMedia Consulting & Integration Services   ($   514)   ($   722)
            NeoMedia Internet Switching Service              (445)       (870)
            NeoMedia Micro Paint Repair                      (260)       (630)
                                                         --------    --------
                                                         ($ 1,219)   ($ 2,222)
                                                         --------    --------

      Identifiable Assets
            NeoMedia Consulting & Integration Services   $    215
            NeoMedia Internet Switching Service             2,334
            NeoMedia Micro Paint Repair                     3,307
            Corporate                                      12,501
                                                         --------
                                                         $ 18,357
                                                         --------

Effect Of Recently Issued Accounting Pronouncements

      In March 2005, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R), the modification of employee share options prior to adoption of Statement 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of Statement 123(R).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NISS (Physical-World-to-Internet Offerings) Business Unit Developments.

      Over the past several years, NeoMedia's focus has been aimed toward the commercialization of its Internet Switching Systems ("NISS") business unit. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-Internet linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for its end-users, competitive advantage for their business partners and return-on-investment for their investors.

      On September 8, 2003, NeoMedia announced its PaperClick(R) for Camera Cell PhonesTM product, which reads and decodes UPC/EAN or other bar codes to link users to the Internet, providing information and enabling e-commerce on a compatible camera cell phone, such as the Nokia(R) 3650 model. During the second quarter of 2004, NeoMedia introduced its PaperClick(R) Mobile Go-WindowTM, a horizontal bar on the screen of a wireless device where users can enter numeric strings from UPC or other bar codes to link directly to targeted online information via patented PaperClick technology and software. The PaperClick(R) Mobile Go-WindowTM currently works with PalmTM Tungsten C PDA, the HandspringTM Treo 270 and 600 Smartphones, Pocket PC(R), Java MIDP 2.0 (Mobile Independent Device Profile) standard, and Microsoft Windows Mobile(TM)-based Smartphones.

      During 2003, NeoMedia unveiled the go-to-market strategy for its PaperClick(R) suite of products. Over the past several months, NeoMedia has signed contracts with several key partners outlined in the strategy, including agents and resellers Big Gig Strategies (United Kingdom), SRP Consulting (United States), AURA Digital Communications (Australia), Relyco (United States), E&I Marketing (Taiwan), Deusto Sistemas (Spain), Nextcode Corporation (United States), and Jorge Christen and Partners LLP (Mexico). NeoMedia has also teamed with systems integrator SAIC, and European advertising agency 12Snap to provide click management services for PaperClick(R) products in Europe. In June 2004, NeoMedia entered into a collaborative agreement with Intel Corporation for NeoMedia's PaperClick(R) mobile connectivity platform to operate on the recently introduced Intel PXA27x processor family-based cellular phones.

      In addition, during June 2004 NeoMedia signed a teaming agreement with IPSO, an integrator of proprietary solutions developed by its provider companies for financial institution members and a leader in meeting Check 21 standards. Enacted by Congress and signed into law last year, Check 21 requires banks to begin accepting substitute checks (called "IRDs" for image replacement documents) in lieu of original checks as of October 29, 2004. NeoMedia and IPSO could partner on proposals and presentations surrounding Check 21. On March 10, 2005, NeoMedia and Intactis Software, Inc., (IPSO's successor), entered into a business development agreement under which the two companies will develop a database lookup system for validating codes printed on negotiable instruments (checks). In addition, NeoMedia invested $250,000 in exchange for 250,000 shares of Intactis non-voting convertible preferred stock. In connection with the investment, NeoMedia received a warrant to purchase up to an additional 50,000 shares of Intactis. . Intactis also placed an order for an initial 100 copies of NeoMedia's PaperClick Print Encoder software.

      During October 2004, NeoMedia entered into a marketing alliance with Science Applications International Corporation ("SAIC") to jointly establish, launch, develop and promote NeoMedia's PaperClick(R) line of products.

      During January 2005, NeoMedia signed a Letter of Intent to enter into a licensing agreement with Shelron Group, Inc. for PaperClick's(R) family of mobile marketing products to be used with Shelron's ActivShopper comparison shopping toolbar. The agreement will give Shelron Group, Inc. the worldwide rights to use PaperClick(R) on the new ActivShopper Mobile Edition for cell phones and PDAs. ActivShopper is a free software download designed to automatically scan, locate and compare prices for items a consumer selects at an e-commerce site.

      On April 8, 2005, NeoMedia acquired from Loyaltypoint, Inc. ("Loyaltypoint") four issued United States patents, and two patent applications, one each in Europe and Japan, relating to mobile search and location-based advertising. In exchange for the patents and patent applications, NeoMedia paid $1,500,000 cash. NeoMedia will also pay Loyaltypoint a 10% royalty on all future licensing revenue earned by NeoMedia from the acquired patents.

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

      On August 2, 2004, NeoMedia announced that it signed a distribution agreement with Motor Dealer's Association Co-Auto Ltd. ("MDA Co-Auto"), the largest buying consortium for new car franchised dealers in Western Canada. The agreement provides exclusive rights for MDA Co-Auto to market NeoMedia's Micro Paint Repair system to its member dealers. MDA Co-Auto has 1,050 member dealers in British Columbia, Alberta, Saskatchewan, Manitoba and the Yukon.

      On December 29, 2004, NeoMedia received a $290,000 order for proprietary paints and related materials from Micro Paint Systems (Australasia) Limited of New Zealand, which holds distribution rights to NeoMedia's micro paint repair products in Australia and New Zealand. Micro Paint Systems (Australasia) Limited of New Zealand is offering NeoMedia's proprietary paint and systems under its label in that market. The order was shipped during the first quarter of 2005.

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

      Also on February 25, 2005, NeoMedia signed two non-binding letters of intent (individually, an "LOI" and collectively the "LOIs") to acquire up to 100% of Automotive Preservation, Inc. ("AP"), a distributor of automotive paint and accessory products, from AP's parent company, PUPS. The first LOI calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second LOI, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second LOI also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both LOIs are non-binding and subject to due diligence by NeoMedia and AP.

      On March 29, 2005, NeoMedia's Micro Paint Repair business signed a national marketing and sales agreement with Restex, Inc., of Dallas, Texas, a provider of products to automobile dealerships. The agreement calls for Restex to sell and market NeoMedia's proprietary micro paint repair system to its customers in the automotive industry.

      On May 2, 2005, NeoMedia announced that it had signed a letter of intent with Jinche Yingang Automobile Co. ("Jinche"), a Beijing, China, PRC-registered company specializing in automobile sales, financing, insurance and repair, under which Jinche will act as a distributor of NeoMedia's micro paint repair products in China.

NCIS (Systems Integration) Business Unit Developments.

      NCIS is the original business line upon which NeoMedia was organized. This unit resells client-server equipment and related software, and general and specialized consulting services. Systems integration services also identifies prospects for custom applications based on NeoMedia's products and services. These operations are based in Lisle, Illinois.

Acquisitions

            CSI International, Inc. On February 6, 2004, NeoMedia acquired 100% ownership of CSI International, Inc., of Calgary, Alberta, Canada, a private company in the micro paint repair industry. NeoMedia issued 7,000,000 shares of its common stock, plus $2.5 million cash in exchange for all outstanding shares of CSI. NeoMedia has centralized the administrative functions in its Fort Myers, Florida headquarters, and maintains a sales office in Calgary, Alberta, Canada.

            BSD Software, Inc. On December 21, 2004, NeoMedia and BSD signed a definitive Agreement and Plan of Merger. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry. BSD's shareholders will receive, for each share of BSD stock owned, NeoMedia stock equivalent to .07 divided by the volume-weighted average price of NeoMedia stock for the five days prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of BSD's outstanding shares and its Board of Directors. On April 4, 2005 NeoMedia and BSD filed a joint registration/information statement with the United States Securities and Exchange Commission (the "SEC"). NeoMedia expects to complete the merger when the review is complete and the registration is approved. At this time, the exchange rate will be determined and closing will be held. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the SEC.

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

      iPoint-media was founded in April 2001 as a spin-off from Imagine Visual Dialog LTD, whose shareholders include Israeli-based Nisko group, an Israeli holding company, Singapore-based Keppel T&T, and marketing and advertising group WPP. iPoint-media specializes in customer interaction management and is the world's first developer of IP Video Call Centers for Deutsche Telecom. Muki Geller, the founder of Imagine Visual Dialog, is the founder, President & CEO of iPoint-media. iPoint-media is located in Tel Aviv, Israel, with a European customer support center in The Netherlands. iPoint-media's mission is to become the video access platform and application engine of choice for service providers.

      On October 26, 2004, NeoMedia announced that it would issue its first-ever stock dividend with the distribution of common shares of IPoint-media Ltd. of Tel Aviv as a property dividend. NeoMedia intends to distribute 5% (or 20,435 shares) of iPoint-media's common stock to NeoMedia shareholders of record as of November 17, 2004. The date of the property dividend payment will be announced after the Securities and Exchange Commission declares iPoint-media's registration statement on Form SB-2 effective.

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

Critical Accounting Policies

      The United States Securities and Exchange Commission (the "SEC") issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; and the valuation of intangibles, which affects amortization and impairment of goodwill and other intangibles. NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

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

      Inventory. Inventories are stated at lower of cost (using the first-in, first-out method) or market. NeoMedia continually evaluates the composition of its inventories assessing slow-moving and ongoing products and maintains a reserve for slow-moving and obsolete inventory as well as related disposal costs.

      Stock-based Compensation. NeoMedia records stock-based compensation to outside consultants at fair market value in general and administrative expense. NeoMedia does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price at the time of grant. NeoMedia reports pro forma net loss and loss per share in accordance with the requirements of SFAS 123 and 148. This disclosure shows net loss and loss per share as if NeoMedia had accounted for its employee stock options under the fair value method of those statements. Pro forma information is calculated using the Black Scholes option pricing model on the date of grant. This option valuation model requires input of highly subjective assumptions. Because NeoMedia's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

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

      Estimate of Litigation-based Liability. NeoMedia is defendant in certain litigation in the ordinary course of business (see the section of this information statement/prospectus entitled "Legal Proceedings"). NeoMedia accrues liabilities relating to these lawsuits on a case-by-case basis. NeoMedia generally accrues attorney fees and interest in addition to the liability being sought. Liabilities are adjusted on a regular basis as new information becomes available. NeoMedia consults with its attorneys to determine the viability of an expected outcome. The actual amount paid to settle a case could differ materially from the amount accrued.

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

      (2) Revenue for resale of software and technology equipment and service fee is recognized based on guidance provided in SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements," as amended (SAB 104). Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed. NeoMedia uses stand-alone pricing to determine an element's vendor specific objective evidence ("VSOE") in order to allocate an arrangement fee amongst various pieces of a multi-element contract. NeoMedia records an allowance for doubtful accounts on a customer-by-customer basis as appropriate.

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

Results Of Operations For The Three Months Ended March 31, 2005 As Compared To The Three Months Ended March 31, 2004

      Net sales. Total net sales for the three months ended March 31, 2005 were $747,000, which represented an increase of $397,000, or 113%, from $350,000 for the three months ended March 31, 2004. This increase resulted from revenue generated by the Company's micro paint repair business unit acquired in February 2004. This increase in micro paint revenue was offset by reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor. NeoMedia could also realize a material increase in micro paint repair revenue if the Company is successful in implementing its business plan for that business unit.

      License fees. License fees were $164,000 for the three months ended March 31, 2005, compared with $72,000 for the three months ended March 31, 2004, an increase of $92,000, or 128%. The increase was due to higher sales of internally developed software licenses in 2005. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

      Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $64,000, or 33%, to $128,000 for the three months ended March 31, 2005, as compared to $192,000 for the three months ended March 31, 2004. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general economic conditions. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the three months ended March 31, 2005, rather than the three months ended March 31, 2004.

      Micro paint repair products and services. Sales of micro paint repair products and services were $455,000 for the three months ended March 31, 2005, compared with $86,000 for the period of February 6, 2004 to March 31, 2004, an increase of $369,000 or 429%. The increase was primarily from a $290,000 sale of products to Micro Paint Repair Australasia, NeoMedia's distributor in the Australia and New Zealand market. NeoMedia expects sales of micro paint to more closely resemble the results for the three months ended March 31, 2005, rather for the three months ended March 31, 2004.

      Cost of license fees. Cost of license fees was $88,000 for the three months ended March 31, 2005, a decrease of $1,000, or 1%, compared with $89,000 for the three months ended March 31, 2004. The decrease resulted from decreased amortization of capitalized patent costs during 2005.

      Cost of resales of software and technology equipment and service fees. Cost of resales of software and technology equipment and service fees was $88,000 for the three months ended March 31, 2005, a decrease of $72,000, or 45%, compared with $160,000 for the three months ended March 31, 2004. The decrease resulted from decreased resales in 2005 compared with 2004. Cost of resales as a percentage of related resales was 69% in 2005, compared to 83% in 2004. This decrease is mainly due to the decrease in revenue. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

      Cost of micro paint repair products and services. Cost of micro paint repair products and services was $273,000 for the three months ended March 31, 2005, compared with $57,000 for the period of February 6, 2004 to March 31, 2004, an increase of $216,000 or 379%. The increase was primarily due to of the cost of sale of products to Micro Paint Repair Australasia, NeoMedia's distributor in the Australia and New Zealand market. NeoMedia expects cost of micro paint to more closely resemble the results for the three months ended March 31, 2005, rather for the three months ended March 31, 2004.

      Gross Profit. Gross profit was $298,000 for the three months ended March 31, 2005, an increase of $254,000, or 577%, compared with gross profit of $44,000 for the three months ended March 31, 2004. This increase was primarily the result of increased sales of higher-margin micro paint repair products and internally developed software licenses during 2005.

      Sales and marketing. Sales and marketing expenses were $795,000 for the three months ended March 31, 2005, compared to $425,000 for the three months ended March 31, 2004, an increase of $370,000 or 87%. The increase is a result of the addition of the micro paint business sales force and cost associated with marketing and promotion of the Company's PaperClick and micro paint repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and anticipated rollout of the PaperClick and Micro Paint Repair product suites.

      General and administrative. General and administrative expenses increased by $321,000, or 85%, to $699,000 for the three months ended March 31, 2005, compared to $378,000 for the three months ended March 31, 2004. The increase resulted primarily from higher legal and professional fees in 2005 compared with 2004. NeoMedia expects general and administrative expense to increase over the next 12 months with the potential acquisition of BSD Software.

      Research and development. During the three months ended March 31, 2005, NeoMedia charged to expense $184,000 of research and development costs, an increase of $66,000 or 56% compared to $118,000 for the three months ended March 31, 2004. The increase is primarily due to the amortization of the micro paint chemical formulations and proprietary process during 2005, as well as additional development resources allocated to the PaperClick product line. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts, and the anticipated rollout of NeoMedia's PaperClick product suite.

      Gain on extinguishment of debt. During the three months ended March 31, 2005, NeoMedia recognized a gain on extinguishment of debt of $138,000, an increase of $12,000 or 10% compared to a gain of $126,000 during the three months ended March 31, 2004. These gains resulted from a discount in settlement of debt and/or the difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

      Amortization of debt discount. During the three months ended March 31, 2005, NeoMedia recognized an amortization of debt issuance cost of $0, a decrease of $1,394,000 compared to the three months ended March 31, 2004. This cost is related to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell by NeoMedia during January 2004.

      Interest (expense) / income. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances and notes payable during 2004. Interest income consists primarily of interest earned on cash equivalent investments. During the three months ended March 31, 2005, NeoMedia recognized interest income of $23,000, an increase of $100,000 compared to interest expense of $77,000 during the three months ended March 31, 2004. The change is primarily due to reversal of certain provisions of accrued interest on accounts payable which were settled with the vendors without any interest in the current quarter.

      Net Loss. The net loss for the three months ended March 31, 2005 was $1,219,000, which represented decrease of $1,003,000, or 45% from a loss of $2,222,000 for the three months ended March 31, 2004. The decrease resulted primarily from expenses relating to the amortization of debt discount relating to debt financing through Cornell in 2004, combined with increased gross profit from the Company's micro paint repair business. These items were offset by increased sales and marketing, and general and administrative expenses relating to the rollout of the Company's micro paint repair and PaperClick business units and increased professional fees.

Liquidity and Capital Resources

      Net cash used in operating activities was $1,660,000 for the three months March 31, 2005, compared with $1,130,000 for the three months ended March 31, 2004. NeoMedia's net cash flow used in investing activities for the three months ended March 31, 2005 and 2004 was $626,000 and $129,000, respectively. Net cash provided by financing activities for the three months ended March 31, 2005 and 2004 was $9,578,000 and $1,855,000, respectively.

      During the three months ended March 31, 2005 and 2004, NeoMedia's net loss totaled $1,219,000 and $2,222,000, respectively. As of March 31, 2005, NeoMedia had accumulated losses from operations of $84,596,000, had a working capital deficit of $3,503,000, and $9,937,000 in cash balances.

      The accompanying condensed consolidated financial statements have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern.

      On March 30, 2005, NeoMedia obtained $8.9 million cash from Cornell in the form of a promissory note.

      As of March 31, 2005, NeoMedia had drawn $10.9 million against its current $20 million Standby Equity Distribution Agreement with Cornell, leaving an available balance of $9.1 million. During the three months ended March 31, 2005 and 2004, NeoMedia sold approximately 7 million and 22 million shares, respectively, to Cornell under the Standby Equity Distribution Agreement. NeoMedia expects to use proceeds from the SEDA to repay all or a portion of the $10 million promissory note due to Cornell. The Company expects to use the cash proceeds as future working capital and to fund potential acquisitions. As of April 29, 2005, NeoMedia had made payments of $840,000 against the principal.

      On March 30, 2005, NeoMedia and Cornell entered into a Standby Equity Distribution Agreement under which Cornell agreed to purchase up to $100 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. NeoMedia expects to file a registration statement with the US Securities and Exchange Commission during 2005 to register the shares underlying the $100 million Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement would become active at the time the SEC declares effective a registration statement containing such shares.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended March 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Other Litigation

      On May 2, 2005, three shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. NeoMedia is currently reviewing the case with its attorneys.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS (a), (b), (c) AND (d)

      None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      None.

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

      (b)   Reports on Form 8-K:

      NeoMedia filed a report on Form 8-K on March 1, 2005, with respect to Item 8.01, reporting that it had invested $250,000 for 8,333,333 shares of Pickups Plus, Inc (PUPS) and had signed two non-binding letters of intent to acquire 100% of Automotive Preservation, Inc., a subsidiary of PUPS.

      NeoMedia filed a report on Form 8-K on March 24, 2005, with respect to
Item 1.01, reporting that it had entered into a co-marketing agreement with Foote Cone & Belding , a division of Worldwide LLC and a part of the Interpublic Group of Companies, Inc., surrounding NeoMedia's PaperClick (R) technology platform.

      NeoMedia filed a report on Form 8-K on March 31, 2005, with respect to
Item 1.01, reporting that it signed a national marketing and sales agreement with Restex, Inc. for NeoMedia's proprietary micro paint repair system.

      NeoMedia filed a report on Form 8-K on April 1, 2005, with respect to Items 1.01 and 2.03, reporting that it entered into a $100 million Standby Equity Distribution Agreement with Cornell Capital Partners LP (Cornell), and also that it had borrowed from Cornell the principal amount of $10,000,000 in the form of a secured promissory note.

      NeoMedia filed a report on Form 8-K on April 13, 2005, with respect to
Item 2.01, reporting that it had acquired four United States Patents and two patent applications, one each in Europe and Japan from Loyaltypoint, Inc.

      NeoMedia filed a report on Form 8-K, on April 22, 2005, with respect to
Item 5.02, reporting that it has named Martin N. Copus as its COO and chief executive of NeoMedia's PaperClick business.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NEOMEDIA TECHNOLOGIES, INC.
                                           Registrant

   Date:    May 11, 2005                   By: /s/ Charles T. Jensen
            ------------                   -------------------------------------
                                           Charles T. Jensen, President,
                                           Chief Executive Officer, and Director


   Date:    May 11, 2005                   By: /s/ David A. Dodge
            ------------                   -------------------------------------
                                           David A. Dodge, Vice President and
                                           Chief Financial Officer