Form 10KSB/A
period 2004-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2005-05-17
CIK 1022701

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

         Mobile Marketing Campaign Services - NeoMedia helps its customers create mobile advertising campaigns using their products with PaperClick(R) technology.

         Customized Reporting - NeoMedia offers customized reporting and data mining that allows product owners to receive additional data about their marketing campaigns.

         Server Software - For product owners that are managing a large number of codes or words, NeoMedia offers Server Software that allows them to store the links within their organization's network.



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

     The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on The OTC Bulletin Board and Nasdaq SmallCap Market, as applicable:

                                (U.S. $)
           ------------------- ----------- -------------
           2002                   HIGH         LOW
           ------------------- ----------- -------------
           First Quarter           $0.41       $0.14
           Second Quarter           0.17        0.05
           Third Quarter            0.10        0.02
           Fourth Quarter           0.05        0.01

           ------------------- ----------- -------------
           2003                   HIGH         LOW
           ------------------- ----------- -------------
           First Quarter           $0.06       $0.01
           Second Quarter           0.04        0.01
           Third Quarter            0.29        0.01
           Fourth Quarter           0.23        0.10

           ------------------- ----------- -------------
           2004                   HIGH         LOW
           ------------------- ----------- -------------
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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


ITEM 8A. CONTROLS AND PROCEDURES


(A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and proceduresas of December 31, 2004 pursuant to Rule 13a-15under the Securities Act of 1934. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB/A.


(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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






/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Irvine, California
February 11, 2005

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                   December 31,
                                                                                       2004
ASSETS
Current assets:
        Cash and cash equivalents                                                  $    2,634
        Trade accounts receivable, net of allowance for doubtful accounts of $46          282
        Inventories, net of allowance for obsolete & slow-moving inventory of $0          115
        Prepaid expenses and other current assets                                         386
                                                                                   ----------
        Total current assets
                                                                                        3,417


        Property and equipment, net                                                       110
        Capitalized patents, net                                                        2,174
        Micro paint repair chemical formulations and proprietary process, net           1,630
        Goodwill                                                                        1,099
        Other Intangible assets, net                                                      221
        Investment in iPoint-media, Ltd.                                                1,000
        Cash surrender value of life insurance policy                                     728
        Other long-term assets                                                             27
                                                                                   ----------
             Total assets                                                          $   10,406
                                                                                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                           $    1,911
        Amounts payable under settlement agreements                                       103
        Liabilities of discontinued business unit                                         676
        Sales taxes payable                                                               108
        Accrued expenses                                                                1,566
        Deferred revenues and other                                                       514
        Notes payable                                                                   1,136
                                                                                   ----------
             Total current liabilities                                                  6,014
                                                                                   ----------


Shareholders' equity:
        Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued
          and outstanding                                                                  --
        Common stock, $0.01 par value, 1,000,000,000 shares authorized,
          436,746,758 shares issued and 432,525,053 outstanding                         4,325
        Additional paid-in capital                                                     84,728
        Deferred stock-based compensation                                                (445)
        Accumulated deficit                                                           (83,377)
        Accumulated other comprehensive loss - foreign currency translation
        adjustment                                                                        (60)
        Treasury stock, at cost, 201,230 shares of common stock                          (779)
                                                                                   ----------
        Total shareholders' equity                                                      4,392
                                                                                   ----------
             Total liabilities and shareholders' equity                            $   10,406
                                                                                   ==========

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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------------
                                            Common Stock                                         Accumulated
                                                               Additional       Deferred           Other
                                                                Paid-in           Stock         Comprehensive      Accumulated
                              Shares           Amount           Capital        Compensation         Loss             Deficit
----------------------------------------------------------------------------------------------------------------------------------
BALANCE,                      30,746,968   $          307   $       65,442              (231)   $            0    $      (70,765)
DECEMBER 31,
2002
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Shares issued
to Cornell
Capital
Partners under
Equity line of
Credit                        98,933,244              990            1,803                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Issuance of
Common Stock
through private
Placement, Net
of $6,818 of
issuance costs                25,000,000              250               50                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Exercise of
employee options              15,599,175              156                0                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Exercise of
Warrants                      28,904,900              289              (39)               --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Expense
associated with
option &
warrant
repricing                             --               --              774                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Fair value
stock, options,
& warrants
issued for
professional
services
rendered                       4,030,424               40              385                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Stock issued to
pay past due
liabilities                   40,776,546              408            2,505                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Issuance of
warrants and
stock with debt                       --               --               19                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Expense
recognized for
options issued
with exercise
price below
market price                          --               --              626                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Change in
Deferred Stock
Compensation                          --               --               --               (51)               --                --
----------------------------------------------------------------------------------------------------------------------------------
Net Loss                              --               --               --                --                --            (5,382)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31,
2003                         243,991,257   $        2,440   $       71,565    $         (282)   $            0    $      (76,147)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Shares issued
to Cornell
Capital
Partners under
ELOC and SEDA                112,743,417            1,127            6,864                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Exercise of
stock options                 12,860,616              129               43                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Exercise of
stock warrants                51,510,000              515            2,000                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Fair value
stock, options,
& warrants
issued for
professional
services
rendered                       2,013,375               20              785                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Stock issued to
pay past due
liabilities                    2,406,388               24              242                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Stock issued in
connection with
acquisition of
CSI
International                  7,000,000               70              625                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Expense
associated with
option repricing                      --               --              104                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Fair value of
warrants issued
with debt                             --               --            2,500                --                --                --
----------------------------------------------------------------------------------------------------------------------------------
Change in
Deferred Stock
Compensation                          --               --               --              (163)               --                --
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive
loss - foreign
currency
translation
adjustment                            --               --               --                --               (60)               --
----------------------------------------------------------------------------------------------------------------------------------
Net Loss                              --               --               --                --                --            (7,230)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31,
2004                         432,525,053   $        4,325   $       84,728              (445)   $          (60)   $      (83,377)
==================================================================================================================================

-------------------------------------------------------------------------
                                Treasury Stock
                                                             Total
                                                          Stockholders'
                           Shares            Amount          Equity
-------------------------------------------------------------------------
BALANCE,                      201,230            ($779)   $       (6,026)
DECEMBER 31,
2002
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Shares issued
to Cornell
Capital
Partners under
Equity line of
Credit                             --               --             2,793
-------------------------------------------------------------------------
Issuance of
Common Stock
through private
Placement, Net
of $6,818 of
issuance costs                     --               --               300
-------------------------------------------------------------------------
Exercise of
employee options                   --               --               156
-------------------------------------------------------------------------
Exercise of
Warrants                           --               --               250
-------------------------------------------------------------------------
Expense
associated with
option &
warrant
repricing                          --               --               774
-------------------------------------------------------------------------
Fair value
stock, options,
& warrants
issued for
professional
services
rendered                           --               --               425
-------------------------------------------------------------------------
Stock issued to
pay past due
liabilities                        --               --             2,913
-------------------------------------------------------------------------
Issuance of
warrants and
stock with debt                    --               --                19
-------------------------------------------------------------------------
Expense
recognized for
options issued
with exercise
price below
market price                       --               --               626
-------------------------------------------------------------------------
Change in
Deferred Stock
Compensation                       --               --               (51)
-------------------------------------------------------------------------
Net Loss                           --               --            (5,382)
-------------------------------------------------------------------------
BALANCE,
DECEMBER 31,
2003                          201,230            ($779)   $       (3,203)
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Shares issued
to Cornell
Capital
Partners under
ELOC and SEDA                      --               --             7,991
-------------------------------------------------------------------------
Exercise of
stock options                      --               --               172
-------------------------------------------------------------------------
Exercise of
stock warrants                     --               --             2,515
-------------------------------------------------------------------------
Fair value
stock, options,
& warrants
issued for
professional
services
rendered                           --               --               805
-------------------------------------------------------------------------
Stock issued to
pay past due
liabilities                        --               --               266
-------------------------------------------------------------------------
Stock issued in
connection with
acquisition of
CSI
International                      --               --               695
-------------------------------------------------------------------------
Expense
associated with
option repricing                   --               --               104
-------------------------------------------------------------------------
Fair value of
warrants issued
with debt                          --               --             2,500
-------------------------------------------------------------------------
Change in
Deferred Stock
Compensation                       --               --              (163)
-------------------------------------------------------------------------
Comprehensive
loss - foreign
currency
translation
adjustment                         --               --               (60)
-------------------------------------------------------------------------
Net Loss                           --               --            (7,230)
-------------------------------------------------------------------------
BALANCE,
DECEMBER 31,
2004                          201,230            ($779)   $        4,392
========================================================================


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

Inventories

      Inventories are stated at the lower of cost or market, and at December 31, 2003 was comprised of purchased computer technology resale products and micro paint repair products. Cost is determined using the first-in, first-out method. At December 31, 2003, the reserve for obsolescence was $13,000. There was no reserve as of December 31, 2004.

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

     During the years ended December 31, 2004 and 2003, the Company sold 112,743,417 and 98,933,244 shares, respectively, of its common stock to Cornell under the Standby Equity Distribution Agreement and Equity Line of Credit. The following table summarizes funding received and from, and shares sold to, Cornell during the years ended December 31, 2004 and 2003:

                                              Year Ended December 31,
                                         ------------------------------
                                             2004             2003
                                         -------------    -------------
Number of shares sold to Cornell           112,743,417       98,933,244

Gross Proceeds from sale of shares to
Cornell                                     10,123,000        9,565,000
Less: discounts and fees*                   (1,967,000)      (6,772,000)
                                         -------------    -------------
   Net Proceeds from sale of shares to
Cornell                                  $   8,156,000    $   2,793,000
                                         -------------    -------------


* - In accordance with terms of Standby Equity Distribution Agreement, stock is valued at 98% of the lowest closing bid price during the week it is sold


5.    PROPERTY AND EQUIPMENT

      As of December 31, 2004, property and equipment consisted of the following:

                                             (dollars
                                                in
                                            thousands)
                                            ----------
                                               2004

Furniture and fixtures                      $      273
Equipment                                          149
                                            ----------
        Total                                      422
Less: accumulated depreciation
     Furniture and fixtures                       (262)
     Equipment                                     (50)
                                            ----------
        Total property and equipment, net   $      110
                                            ==========

      Depreciation expense was $66,000 and $83,000 for the years ended December 31, 2004 and 2003, respectively.

6.    INTANGIBLE ASSETS

      As of December 31, 2004, intangible assets consisted of the following:

                                                                           (dollars
                                                                              in
                                                                           thousands)
                                                                              2004
                                                                              ----
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
                                                                           ==========


      Capitalized patent activity for the year ended December 31, 2004 was as follows:

                    (dollars in
                    thousands)
                    ----------
                          2004
Beginning balance   $    2,415
Additions                   80
Amortization              (321)
                    ----------
   Ending balance   $    2,174
                    ==========

      Amortization expense of capitalized patents was $321,000 and $273,000 for the years ended December 31, 2004 and 2003, respectively. The weighted-average amortization period of capitalized patents as of December 31, 2004 was 7.6 years.


      Capitalized Micro Paint Repair chemical formulations and propriety process activity for the year ended December 31, 2004 was as follows:

                                                            (dollars in
                                                            thousands)
                                                            ----------
                                                               2004
                                                            ----------

Beginning balance                                           $       --
Micro paint repair chemical formulations and propriety
process obtained through acquisition of CSI International        1,800
Amortization                                                      (170)
                                                            ----------
   Ending balance                                           $    1,630
                                                            ==========

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

      Capitalized goodwill activity for the year ended December 31, 2004 was as follows:

                                                             (dollars in
                                                             thousands)
                                                             ------------

                                                                2004

Beginning balance                                            $       --
Goodwill obtained through acquisition of CSI International        1,099
                                                             ----------
   Ending balance                                            $    1,099
                                                             ==========

      There was no amortization expense of goodwill for the years ended December 31, 2004 and 2003, respectively.


      Other intangible assets activity for the year ended December 31, 2004 was as follows:

                    (dollars in
                     thousands)
                    ----------
                       2004

Beginning balance   $      118
Additions                  220
Amortization              (117)
                    ----------
   Ending balance   $      221
                    ==========

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

7.  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND INVENTORY RESERVE

      Allowance for doubtful accounts activity for the year ended December 31, 2004 was as follows:

                                                       (dollars
                                                    in thousands)
                                                    ---------------
                                                         2004

Beginning balance                                          $49
Bad debt                                                    24
Write-off of uncollectible accounts                       (27)
                                                    ---------------
   Ending balance                                         $ 46
                                                    ===============

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

                                                                       (life in
Intangible asset                                                         years)
----------------                                                         ------

   Micro paint repair chemical formulations and proprietary process          10
   Customer base / contracts                                                  5
   Copyrighted materials                                                      5

      Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         The accompanying consolidated statement of operations presented herein contains the results of operations for CSI for the period February 6, 2004, through December 31, 2004

         Pro-forma results of operations as if NeoMedia and CSI had combined as of January 1, 2004 and 2003 are as follows:

                                            Year Ended December 31, 2004                     Year Ended December 31, 2003
                                     --------------------------------------------     --------------------------------------------
                                                           (A) (A)
                                                        Pro-forma                                        Pro-forma
                                                 CSI     Adjust-       Pro-forma                  CSI    Adjust-       Pro-forma
                                     NeoMedia   Int'l     ments        Combined       NeoMedia   Int'l    ments         Combined
                                     ---------- ------- ----------     ----------     ---------- ------- ---------     -----------
Total net sales                         $1,700      791       (727) (A)   $1,764         $2,400      654       ---  (A)     $3,054
Loss from operations                   ($4,681)  (1,746)     1,720  (A)  ($4,707)       ($4,854)      34       ---  (A)    ($4,820)
Net loss                               ($7,230)  (2,639)     2,613  (A)  ($7,256)       ($5,382)      34       ---  (A)    ($5,348)
Net loss per share-basic and diluted    ($0.02)                           ($0.02)        ($0.04)                    (A)    ($0.04)
Weighted average number of
       common shares - basic and
       diluted                     329,362,127             690,411  (B) 330,052,538    125,029,723        7,000,000 (B) 132,029,723

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

14.    COMPREHENSIVE LOSS

      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' investment that, under accounting principles generally accepted in the United States, are excluded from net income. Changes in the components of other comprehensive loss are as follows:

                                                   2004
                                             ----------
                                             $       --
Beginning balance
Additions:
   Foreign currency translation adjustment          (60)
                                             ----------
Ending Balance                               $      (60)
                                             ==========

15.   INCOME TAXES

      For the years ended December 31, 2004 and 2003, the components of income tax expense were as follows:

                                                 2004    2003
                                                 ----    ----
                                               (In thousands)
Current                                      $       --  $   --
Deferred                                             --      --
Foreign                                              --      --
                                             ------------------

   Income tax expense/(benefit)              $       --  $   --
                                             ==================

      As of December 31, 2004 and 2003, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                              2004          2003
                                                              ----          ----
Accrued employee benefits                                 $       --    $        8
Provisions for doubtful accounts                                  18            20
Capitalized software development costs and fixed assets          799           740
Net operating loss carryforwards (NOL)                        30,319        27,014
Accruals                                                         501           578
Write-off of long-lived assets                                  2070         2,070
State taxes                                                      156           107
Alternative minimum tax credit carryforward                       45            45
                                                          ----------    ----------
Total deferred tax assets                                     33,908        30,582
Valuation Allowance                                          (33,908)      (30,582)
                                                          ----------    ----------
   Net deferred income tax asset                          $       --    $       --
                                                          ==========    ==========

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

      The following is a schedule of the future minimum payments under non-cancelable operating leases in effect as of December 31, 2004:


                   Payments
                (In thousands)
                --------------
    2005                     89
    2006                    ---
 Thereafter                 ---
               ----------------
    Total                   $89
               ================

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

      The following table summarizes the status of NeoMedia's 2003, 2002, 1998 and 1996 stock option plans as of and for the years ended December 31, 2004 and 2003:

                                                  2004                         2003
                                        -------------------------    -------------------------
                                                       Weighted                     Weighted
                                                       Average                      Average
                                                       Exercise                     Exercise
                                         Shares         Price         Shares         Price
                                        --------        -----        --------        -----
                                         (In                          (In
                                        thousands) thousands)
Outstanding at beginning of year           33,512        $0.23          10,801       $1.11
Granted                                    32,752        $0.09          39,018       $0.01
Exercised                                 (12,860)       $0.23         (15,605)      $0.01
Forfeited                                    (600)       $0.09            (702)      $1.26
                                        ----------    -----------    ----------    -----------
   Outstanding at end of year              52,804        $0.06          33,512       $0.23*
                                        ==========    ===========    ==========    ===========

Options exercisable at year-end            34,680                       33,512

Weighted-average fair value
        of options granted during the
year                                        $0.10                        $0.10

Available for grant at the end of the
year                                       81,873                      114,025

      * - Includes 3,644,382 options that had a restated exercise price of $0.01 under option repricing program that was in place as of December 31, 2004. For purposes of this table, options subject to repricing are shown at their original exercise price.

      The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2004:

                                 Options Outstanding                                       Options Exercisable
     ----------------------------------------------------------------------------    -------------------------------
                                                 Weighted-
                                                  Average            Weighted-                          Weighted-
         Range of             Number             Remaining            Average                             Average
                                                Contractual          Exercise            Number          Exercise
      Exercise Prices       Outstanding            Life                Price          Exercisable         Price
      ---------------       -----------            -----               -----         -------------        -----
                          (In thousands)                                             (In thousands)
       $-- to $0.010              26,568         8.8   years           $0.01                26,568        $0.01
      0.011 to 0.087               4,640         9.4   years           $0.07                 3,516        $0.07
      0.088 to 0.160              21,575         9.1   years           $0.11                 4,575        $0.11
      0.170 to 7.000                  21         4.8   years           $6.89                    21        $6.89
     ------------------    --------------    -------- ---------    --------------    --------------    -------------
       $-- to $7.000              52,804         9.0   years           $0.06                34,680        $0.03
     ==================    ==============    ======== =========    ==============    ==============    =============

      During the years ended December 31, 2004 and 2003, NeoMedia made the following option grants:

                                               2004                                   2003
                                 ----------------------------------    -----------------------------------
                                      Range of            Options           Range of            Options
                                      Exercise            Granted           Exercise            Granted
                                                         (In                                   (In
         Recipients                    Prices            thousands)          Prices            thousands)
-----------------------------    --------------------    ----------    --------------------    -----------
Employees                         $0.062 to $0.128          23,290      $0.010 to $0.010           31,725
Non-employee directors            $0.010 to $0.075           3,357      $0.010 to $0.010            3,000
Non-employees                     $0.025 to $0.100           6,105      $0.010 to $0.160            4,293
                                 --------------------    ----------    --------------------    -----------
   Total                          $0.010 to $0.128          32,752      $0.010 to $0.160           39,018
                                 --------------------    ----------    --------------------    -----------

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

      In October 2003, the Company issued 500,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.01 per share for consulting to be provided over a period of one year. The options were valued at approximately $51,000, of which the Company recognized approximately $10,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.
.............
      In November 2003, the Company issued 50,000 options to buy shares of the Company's common stock to an outside consultant at a price of $0.06 per share for consulting services rendered. The Company recognized approximately $7,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003.

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

      Warrants

      Warrant activity as of December 31, 2004 and 2003 was as follows:

Warrants Outstanding as of December 31, 2002               7,433,758
     Warrants issued                                      48,060,000
     Warrants exercised                                  (28,904,900)
     Warrants expired                                       (393,858)
                                                      ---------------

Warrants Outstanding as of December 31, 2003              26,195,000
     Warrants issued                                      44,150,000
     Warrants exercised                                  (51,510,000)
     Warrants expired                                        (10,000)
                                                      ---------------

Warrants Outstanding as of December 31, 2004              18,825,000
                                                      ===============

      The following table summarizes information about warrants outstanding at December 31, 2004, all of which are exercisable:

                                                Weighted-           Weighted-
                                                 Average             Average
      Range of             Warrants             Remaining           Exercise
  Exercise Prices         Outstanding       Contractual Life          Price
  ---------------         -----------       ----------------          -----
                        (In thousands)
   $--- to $0.05                13,050        3.5     years           $0.01
    0.06 to 3.56                 4,375        4.2     years           $0.28
    3.57 to 6.00                 1,400        0.8     years           $6.00
---------------------    --------------    ------- ------------    ------------
   $--- to $6.00                18,825        3.4     years           $0.52
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

      Operational results for the three segments for the years ended December 31, 2004 and 2003 are presented below:

                                                         (in thousands)
                                                    --------------------------
                                                           Years Ended
                                                          December 31,
                                                    --------------------------
                                                        2004         2003
Net Sales:
      NeoMedia Consulting & Integration Services           $ 910       $2,354
      NeoMedia Internet Switching Service                     62           46
      NeoMedia Micro Paint Repair                            728          ---
                                                    ------------- ------------
                                                          $1,700       $2,400
                                                    ------------- ------------

Net Loss:
      NeoMedia Consulting & Integration Services        ($1,862)       $(4,331)
      NeoMedia Internet Switching Service                (2,755)        (1,051)
      NeoMedia Micro Paint Repair                        (2,613)           ---
                                                    ------------- ------------
                                                        ($7,230)       $(5,382)
                                                    ------------- ------------

Identifiable Assets
      NeoMedia Consulting & Integration Services          $ 274
      NeoMedia Internet Switching Service                 2,423
      NeoMedia Micro Paint Repair                         3,183
      Corporate                                           4,526
                                                    -------------
                                                        $10,406
                                                    -------------

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

                                                         (in thousands)
                                                    --------------------------
                                                           Years Ended
                                                          December 31,
                                                    --------------------------
                                                       2004          2003
                                                       ----          ----
                    Net Sales:
                          United States                  $1,063        $2,400
                          Canada                            637           ---
                                                    ------------ -------------
                                                         $1,700        $2,400
                                                    ------------ -------------
                    Net Loss:
                          United States                ($6,516)      ($5,382)
                          Canada                          (714)           ---
                                                    ------------ -------------
                                                       ($7,230)      ($5,382)
                                                    ------------ -------------
                    Identifiable Assets
                          United States                  $7,272        $3,876
                          Canada                          3,134           ---
                                                    ------------ -------------
                                                        $10,406        $3,876
                                                    ------------ -------------

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


                                     III-3

    ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 2004 and 2003:

                                     Annual Compensation                              Long-term Compensation
                          -------------------------------------------     ------------------------------------------------
                                                             Other                      Securities
                                                                                   d             g               All
                                                             Annual       Restricte     Underlyin                 other
                                                            Compens-       Stock        Options/      LTIP       Compens-
      Name and                     Salary      Bonus         ation        Award(s)      SARs (1)     Payouts      ation
 Principal Position       Year       ($)        ($)           ($)           ($)           (#)          ($)         ($)
----------------------    -----    --------    -------      ---------     ---------     ---------    --------    ---------
------------------------------------------------------------------------------------------------------------------------------
Charles T. Jensen         2004     175,000        ---            ---           ---      4,000,000        ---          ---
   President and
Chief Executive Officer   2003     162,000     92,000  (2)       ---           ---      10,000,000       ---        1,000  (4)

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Charles W. Fritz          2004     $175,000       ---            ---           ---      4,000,000        ---          ---
   Chairman of the
Board                     2003     145,000     110,000 (2)   $60,000  (3)      ---      10,000,000       ---        1,000  (4)

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
David A. Dodge            2004     122,000        ---            ---           ---      2,000,000        ---          ---
   Vice President and     2003      90,000      7,000  (2)       ---           ---      2,300,000        ---          ---
   Chief Financial
Officer
------------------------------------------------------------------------------------------------------------------------------

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

Incentive Plan for Management

      Effective as of January 1, 1996, NeoMedia adopted an Annual Incentive Plan for Management ("Incentive Plan"), which provides for annual bonuses to eligible employees based upon the attainment of certain corporate and/or individual performance goals during the year. The Incentive Plan is designed to provide additional incentive to NeoMedia's management to achieve these growth and profitability goals. Participation in the Incentive Plan is limited to those employees holding positions assigned to incentive eligible salary grades and whose participation is authorized by NeoMedia's Compensation Committee which administers the Incentive Plan, including determination of employees eligible


                                     III-4
for participation or exclusion. The Board of Directors can amend, modify or terminate the Incentive Plan for the next plan year at any time prior to the commencement of such next plan year.

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


Options Granted in the Last Fiscal Year

      The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 2004:


                                        Percent of                                       Potential Realizable Value
                        Number of         Total                                            at Assumed Annual Rates
                       Securities        Options/                                              of Stock Price
                       Underlying          SARs                                                  Appreciation
                         Options        Granted to     Exercise or                             for option Term
Named                    Granted       Employees in    Base Price        Expiration        ------------------------
Executive Officer          (#)         Fiscal Year      ($/share)           Date             5% ($)      10% ($)
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

      During July 2003, the Company borrowed $25,000 from William E. Fritz, one of its outside directors. This amount was added to the principal of a $10,000 note payable to Mr. Fritz that matures in April 2004, with all other terms of the note remaining the same. As consideration for the loan, the Company granted Mr. Fritz 2,500,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share. The warrants had a fair value of approximately $74,000. In accordance with EITF 00-27, the Company recorded the


                                     III-9
relative fair value of the warrants as a discount against the note, and amortized the discount over the life of the note.

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


                                     III-10

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:

Exhibit No.     Description                                          Location
3.1             Articles of Incorporation of Dev-Tech             Incorporated by reference to Exhibit 3.1
                Associates, Inc. and amendment thereto            to Registrant's Registration  Statement
                                                                  No. 333-5534 as filed with the SEC on
                                                                  November 25, 1996

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

3.3             Restated Certificate of Incorporation of          Incorporated by reference to Exhibit 3.3
                DevSys, Inc.                                      to Registrant's Registration Statement
                                                                  No. 333-5534 as filed with the SEC on
                                                                  November 25, 1996

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

3.5             Articles of Merger and Agreement and Plan of      Incorporated by reference to Exhibit 3.5
                Merger of DevSys, Inc and Dev-Tech Associates,    to Registrant's Registration Statement
                Inc.                                              No. 333-5534 as filed with the SEC on
                                                                  November 25, 1996

3.6             Certificate  of Merger of  Dev-Tech  Associates,  Incorporated  by  reference to Exhibit 3.6
                Inc. into DevSys, Inc.                            to  Registrant's   Registration  Statement
                                                                  No. 333-5534 as filed with the SEC on
                                                                  November 25, 1996

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

                                                  III-11

Exhibit No.     Description                                          Location
3.9             Restated Certificate of Incorporation of DevSys   Incorporated by reference to Exhibit 3.9
                Migration, Inc.                                   to Registrant's Registration Statement
                                                                  No. 333-5534 as filed with the SEC on
                                                                  November 25, 1996

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


                                                  III-12

Exhibit No.     Description                                          Location

10.4            Dev-Tech Migration, Inc. 1996 Stock Option Plan   Incorporated   by   reference  to  Exhibit
                                                                  10.47  to  the  Registrant's  Registration
                                                                  Statement  No.  333-5534 as filed with the
                                                                  SEC on November 25, 1996

10.5            First  Amendment  and  Restatement  of  Dev-Tech  Incorporated   by   reference  to  Exhibit
                Migration, Inc.                                   10.48  to  the  Registrant's  Registration
                                                                  Statement  No.  333-5534 as filed with the
                                                                  SEC on November 25, 1996

10.6            Form  of  Stock  Option   Agreement  -  Dev-Tech  Incorporated   by   reference  to  Exhibit
                Migration, Inc.                                   10.49  to  the  Registrant's  Registration
                                                                  Statement  No.  333-5534 as filed with the
                                                                  SEC on November 25, 1996

10.7            Dev-Tech   Associates,   Inc.  401(k)  Plan  and  Incorporated   by   reference  to  Exhibit
                amendments                                        10.50  to  the  Registrant's  Registration
                                                                  Statement  No.  333-5534 as filed with the
                                                                  SEC on November 25, 1996

10.8            First  Amendment  and  Restatement  of  NeoMedia  Incorporated   by   reference  to  Exhibit
                Technologies, Inc. 1996 Stock Option Plan         10.60  to  the  Registrant's  Registration
                                                                  Statement  No.  333-5534 as filed with the
                                                                  SEC on November 25, 1996
10.9            NeoMedia  Technologies,  Inc.  1998 Stock Option  Incorporated  by reference to Exhibit 10.9
                Plan                                              to the  Registrant's  Form 10-KSB as filed
                                                                  on March 9, 2004

10.10           Amendment  to NeoMedia  Technologies  1998 Stock  Incorporated  by  reference to Form 14A as
                Option Plan                                       filed with the SEC on July 2, 1999

10.11           Sale and Purchase  Agreement  between  Qode.com,  Incorporated   by   reference  to  Exhibit
                Inc. and NeoMedia Technologies, Inc.              10.48 to the  Registrant's  Current Report
                                                                  on  Form  8-K as  filed  with  the  SEC on
                                                                  March 15, 2001

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

                                                  III-13

Exhibit No.     Description                                          Location
10.14           Intellectual    Property   licensing   agreement  Incorporated   by   reference  to  Exhibit
                between NeoMedia and A.T. Cross Company           10.18 to the  Registrant's  Form  S-1/A as
                                                                  filed with the SEC on April 24, 2002

10.15           Intellectual    Property   licensing   agreement  Incorporated   by   reference  to  Exhibit
                between NeoMedia and Symbol Technologies, Inc.    10.19 to the  Registrant's  Form  S-1/A as
                                                                  filed with the SEC on April 24, 2002

10.16           Sponsorship  and Advertising  Agreement  between  Incorporated   by   reference  to  Exhibit
                NeoMedia and About.com, Inc.                      10.20 to the  Registrant's  Form  S-1/A as
                                                                  filed with the SEC on April 24, 2002

10.17           Letter of Intent  regarding  proposed  strategic  Incorporated   by   reference  to  Exhibit
                transaction between NeoMedia and AirClic, Inc.    10.21 to the  Registrant's  Form  S-1/A as
                                                                  filed with the SEC on April 24, 2002

10.18           Form of Promissory Note issued to AirClic, Inc.   Incorporated   by   reference  to  Exhibit
                                                                  10.22 to the  Registrant's  Form  S-1/A as
                                                                  filed with the SEC on April 24, 2002

10.19           Form of Limited Recourse  Promissory Note issued  Incorporated   by   reference  to  Exhibit
                in  exchange  for 19  Million  Shares  of Common  10.23 to the  Registrant's  Form  S-1/A as
                Stock                                             filed with the SEC on April 24, 2002

10.20           Nasdaq Staff  Determination  Letter with respect  Incorporated   by   reference  to  Exhibit
                to  de-listing of NeoMedia  securities  from the  10.24 to the  Registrant's  Form  S-1/A as
                Nasdaq SmallCap market                            filed with the SEC on April 24, 2002

10.21           Revised warrant  repricing letter dated April 3,  Incorporated   by   reference  to  Exhibit
                2002                                              10.25 to the  Registrant's  Form  S-1/A as
                                                                  filed with the SEC on April 24, 2002

10.22           Equity  Line of Credit  Agreement,  dated May 6,  Incorporated   by   reference  to  Exhibit
                2002, between NeoMedia  Technologies and Cornell  10.17   to  the   Registrant's   Quarterly
                Capital Partners, LP                              Report on Form 10-Q as filed  with the SEC
                                                                  on August 14, 2002

10.23           Nasdaq  Staff  delisting   notification   letter  Incorporated   by   reference  to  Exhibit
                dated May 16, 2002                                10.18   to  the   Registrant's   Quarterly
                                                                  Report on Form 10-Q as filed  with the SEC
                                                                  on August 14, 2002

10.24           Settlement   Agreement   relating   to  wrongful  Incorporated   by   reference  to  Exhibit
                termination  lawsuit brought by former president  10.19  to the  Registrant's  Form  10-Q as
                and Chief Operating Officer                       filed with the SEC on August 14, 2002

10.25           Mutual  settlement   agreement  by  and  between  Incorporated   by   reference  to  Exhibit
                NeoMedia  Technologies  and 2150  Western  Court  10.20  to the  Registrants  Form  10-Q  as
                Company, LLC                                      filed on November 14, 2002



                                                  III-14

Exhibit No.     Description                                          Location
10.26           Mutual  settlement   agreement  by  and  between  Incorporated   by   reference  to  Exhibit
                NeoMedia Technologies and Ripfire, Inc.           10.21  to the  Registrants  Form  10-Q  as
                                                                  filed on November 14, 2002

10.27           Mutual  settlement   agreement  by  and  between  Incorporated   by   reference  to  Exhibit
                NeoMedia Technologies and Wachovia Bank, N.A.     10.22  to the  Registrants  Form  10-Q  as
                                                                  filed on November 14, 2002

10.28           Mutual  settlement   agreement  by  and  between  Incorporated   by   reference  to  Exhibit
                NeoMedia   Technologies   and  Marianne  LePera,  10.23  to the  Registrants  Form  10-Q  as
                NeoMedia Technologies' former General Counsel     filed on November 14, 2002

10.29           Equity Line of Credit Agreement,  dated February  Incorporated   by   reference  to  Exhibit
                11,  2003,  between  NeoMedia  Technologies  and  10.80  to the  Registrants  Form  S-1/A as
                Cornell Capital Partners                          filed on February 14, 2003

10.30           Form  of  Placement   Agent   Agreement,   dated  Incorporated   by   reference  to  Exhibit
                November  2002,  between  NeoMedia  Technologies  10.84  to  the  Registrant's  Form  S-1 as
                and Westrock Advisors, Inc.                       filed on February 12, 2003

10.31           Form of Escrow  Agreement,  dated November 2002,  Incorporated   by   reference  to  Exhibit
                between   NeoMedia   Technologies   and  Cornell  10.85  to  the  Registrant's  Form  S-1 as
                Capital Partners                                  filed on February 12, 2003

10.32           Form of  Registration  Rights  Agreement,  dated  Incorporated   by   reference  to  Exhibit
                November  2002,  between  NeoMedia  Technologies  10.86  to  the  Registrant's  Form  S-1 as
                and Cornell Capital Partners                      filed on February 12, 2003

10.33           Promissory   Note,   dated  February  23,  2001,  Incorporated   by   reference  to  Exhibit
                between  Digital  Convergence   Corporation  and  10.87  to  the  Registrant's  Form  S-1 as
                NeoMedia                                          filed on February 12, 2003

10.34           Termination  Agreement,  dated  August 21, 2001,  Incorporated   by   reference  to  Exhibit
                between About.com and NeoMedia                    10.88  to  the  Registrant's  Form  S-1 as
                                                                  filed on February 12, 2003

10.35           Memorandum  of Terms to  merge,  dated  March 7,  Incorporated  by  reference to Exhibit 3.1
                2003, between NeoMedia and Loch Energy, Inc.      to the  Registrant's  Form 8-K as filed on
                                                                  March 19, 2003

10.36            Binding  Letter of Intent to merge,  dated  July  Incorporated  by reference to Exhibit 99.5
                 25, 2003,  between  NeoMedia  and Secure  Source  to the  Registrant's  Form 10-QSB as filed
                 Technologies, Inc.                                on August 14, 2003

10.37            Definitive  Merger  Agreement,  dated October 3,  Incorporated  by reference to Exhibit 99.1
                 2003,   between   NeoMedia  and  Secure   Source  to the  Registrant's  Form 8-K as filed on
                 Technologies, Inc                                 October 8, 2003



                                                  III-15

Exhibit No.     Description                                          Location
10.38           Standby  Equity  Distribution  Agreement,  dated  Incorporated   by   reference  to  Exhibit
                October 27, 2003,  between  NeoMedia and Cornell  10.91 to the  Registrant's  Form SB-2/A as
                Capital Partners                                  filed on December 19, 2003

10.39           Form  of  Placement   Agent   Agreement,   dated  Incorporated   by   reference  to  Exhibit
                October   27,   2003,   between   NeoMedia   and  10.92 to the  Registrant's  Form SB-2/A as
                Newbridge Securities Corporation                  filed on December 19, 2003

10.40           Form of  Registration  Rights  Agreement,  dated  Incorporated   by   reference  to  Exhibit
                October 27, 2003,  between  NeoMedia and Cornell  10.93 to the  Registrant's  Form SB-2/A as
                Capital Partners                                  filed on December 19, 2003

10.41           Form of  Escrow  Agreement,  dated  October  27,  Incorporated   by   reference  to  Exhibit
                2003,   between  NeoMedia  and  Cornell  Capital  10.94 to the  Registrant's  Form SB-2/A as
                Partners                                          filed on December 19, 2003

10.42           2003 Stock Compensation Plan                      Incorporated  by  reference to Exhibit 4.1
                                                                  to the  Registrant's  Form S-8 as filed on
                                                                  October 31, 2003

10.43           Letter of Intent to acquire  CSI  International,  Incorporated  by  reference to Exhibit 3.1
                Inc., dated November 8, 2003                      to the  Registrant's  Form 8-K as filed on
                                                                  November 13, 2003

10.44           Letter of Intent to acquire BSD Software,  Inc.,  Incorporated  by  reference to Exhibit 3.1
                dated December 9, 2003                            to the  Registrant's  Form 8-K as filed on
                                                                  December 11, 2003

10.45           Definitive Merger  Agreement,  dated February 6,  Incorporated  by  reference to Exhibit 3.1
                2004,  between  NeoMedia and CSI  International,  to the  Registrant's  Form 8-K as filed on
                Inc.                                              February 10, 2004

10.46           $4 million  Promissory  note  payable to Cornell  Incorporated   by   reference  to  Exhibit
                Capital Partners, dated January 15, 2004          10.49 to the  Registrant's  Form 10-KSB as
                                                                  filed on March 9, 2004
10.47           Form   of   Business    Development    Agreement  Incorporated  by  reference to Exhibit 2.2
                between  NeoMedia  and iPoint-media               to the  Registrant's  Form 8-K as filed on
                                                                  September 17, 2004
10.48           Form of Investment  Agreement  between  NeoMedia  Incorporated  by  reference to Exhibit 2.3
                and iPoint-media                                  to the  Registrant's  Form 8-K as filed on
                                                                  September 17, 2004
10.49           Form of Registration  Rights  Agreement  between  Incorporated  by  reference to Exhibit 2.4
                NeoMedia  and iPoint-media                        to the  Registrant's  Form 8-K as filed on
                                                                  September 17, 2004
10.50           Form  of   Indemnification   Agreement   between  Incorporated  by  reference to Exhibit 2.5
                NeoMedia  and iPoint-media                        to the  Registrant's  Form 8-K as filed on
                                                                  September 17, 2004


                                                  III-16

Exhibit No.     Description                                          Location
10.51           Form  of   Merger   Agreement   among   NeoMedia  Incorporated  by reference to Exhibit 16.1
                Technologies,  Inc.,  NeoMedia Telecom Services,  to the  Registrant's  Form 8-K as filed on
                Inc., and BSD Software, Inc.                      December 22, 2004
10.52           Form of Letters  of Intent  With  Pickups  Plus,  Incorporated   by  reference  to  Exhibits
                Inc.                                              16.1  and  16.2 to the  Registrant's  Form
                                                                  8-K as filed on March 1, 2005
10.53           Form of NeoMedia's  Policy  Statement on Ethical  Provided Herewith
                Behavior
10.54           Form of Term Sheet with Nextcode Corporation      Provided Herewith

10.55           Form of  Letter of Intent  With  Shelron  Group,  Provided Herewith
                Inc.

23.1            Consent   of   Stonefield    Josephson,    Inc.,  Provided Herewith
                independent auditors

31.1 - 31.4     Certifications                                    Provided Herewith

-------------------------------------------------------------------------------

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


                                     III-18

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 13th day of May, 2005.

                                       NEOMEDIA TECHNOLOGIES, INC.
                                       Registrant


                                       By:
                                           ----------------------------------
                                            /s/ Charles T. Jensen, President,
                                            Chief Executive Officer, and
                                            Director

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2005.

Signatures                        Title                                         Date
----------                        -----                                         ----
                                  President, Chief Executive Officer, and
------------------------          Director                                      May 13, 2005
/s/ Charles T. Jensen


------------------------          Director                                      May 13,, 2005
/s/ William E. Fritz

                                  Chairman of the Board
/s/ Charles W. Fritz                                                            May 13,, 2005
------------------------
                                  Vice-President and Chief Financial
------------------------          Officer                                       May 13,, 2005
/s/ David A. Dodge

------------------------          Director                                      May 13,, 2005
/s/ Hayes Barclay


------------------------          Director                                      May 13,, 2005
/s/ James J. Keil