Form 10QSB
period 2005-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2005-08-12
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                  FORM 10 - QSB
                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of July 27, 2005, there were 455,669,128 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                  NeoMedia Technologies, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheet (Unaudited)
                        (In Thousands, Except Share Data)

                                                                                 June 30,
                                                                                   2005
ASSETS

Current assets:
        Cash and cash equivalents                                              $      7,075

        Trade accounts receivable, net of allowance for doubtful accounts
          of $80                                                                        786
        Inventories                                                                     136
        Investment in marketable securities                                             121
        Prepaid expenses and other current assets                                       288
                                                                               ------------
        Total current assets
                                                                                      8,406


        Property and equipment, net                                                     179
        Leasehold improvements, net                                                      40
        Capitalized patents, net                                                      3,542
        Micro paint chemical formulations and proprietary process, net                1,540
        Goodwill                                                                      1,099
        Other Intangible assets, net                                                    191
        Investment in IPoint-media, Ltd.                                              1,000
        Cash surrender value of life insurance policy                                   719
        Other long-term assets                                                          277
                                                                               ------------
             Total assets                                                      $     16,993
                                                                               ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
        Accounts payable                                                       $      1,588
        Amounts payable under settlement agreements                                      78
        Liabilities of discontinued business unit                                       676
        Sales taxes payable                                                              55
        Accrued expenses                                                              1,675
        Deferred revenues and other                                                     453
        Notes payable                                                                 7,299
                                                                               ------------
             Total current liabilities
                                                                                     11,824
                                                                               ------------

Shareholders' equity:
        Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued
          and outstanding                                                                --
        Common stock, $0.01 par value, 1,000,000,000 shares authorized,
          473,949,163 shares issued and 453,984,483 outstanding                       4,540
        Additional paid-in capital                                                  102,009
        Deferred stock-based compensation                                              (269)
        Deferred equity financing costs                                             (13,256)
        Accumulated deficit                                                         (86,896)
        Accumulated other comprehensive loss                                           (180)
        Treasury stock, at cost, 201,230 shares of common stock                        (779)
                                                                               ------------

        Total shareholders' equity                                                    5,169
                                                                               ------------
             Total liabilities and shareholders' equity                        $     16,993
                                                                               ============

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                       and Comprehensive Loss (Unaudited)
                      (In Thousands, Except per Share Data)


                                                                        Three Months Ended June 30,
                                                                      --------------------------------
                                                                           2005              2004
                                                                      --------------    --------------
NET SALES:
       License fees                                                   $          174    $           88
       Resale of software and technology equipment and service fees              103               171
       Micro paint repair products and services                                  261               189
                                                                      --------------    --------------
       Total net sales                                                           538               448
                                                                      --------------    --------------

COST OF SALES:
       License fees                                                              160                81
       Resale of software and technology equipment and service fees               53               173
       Micro paint repair products and services                                  237               168
                                                                      --------------    --------------
       Total cost of sales                                                       450               422
                                                                      --------------    --------------

GROSS PROFIT                                                                      88                26

       Sales and marketing expenses                                            1,230               522
       General and administrative expenses                                       862               399
       Research and development costs                                            160               122
                                                                      --------------    --------------

       Loss from operations                                                   (2,164)           (1,017)
       Gain / (loss) on extinguishment of debt                                    33                (3)
       Amortization of debt discount                                              --              (772)
       Interest expense, net                                                    (169)              (39)
                                                                      --------------    --------------

NET LOSS                                                                      (2,300)           (1,831)

       Other comprehensive loss:
          Unrealized loss on marketable securities                               (87)               --
          Foreign currency translation adjustment                                 (2)                6
                                                                      --------------    --------------

COMPREHENSIVE LOSS                                                    $       (2,389)   $       (1,825)
                                                                      ==============    ==============

LOSS PER SHARE--BASIC AND DILUTED                                     $        (0.00)   $        (0.01)
                                                                      ==============    ==============

Weighted average number of common shares--basic and diluted
                                                                         448,777,048       305,327,410
                                                                      ==============    ==============


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                       and Comprehensive Loss (Unaudited)
                      (In Thousands, Except per Share Data)


                                                                          Six Months Ended June 30,
                                                                      --------------------------------
                                                                           2005              2004
                                                                      --------------    --------------
NET SALES:
       License fees                                                   $          338    $          160
       Resale of software and technology equipment and service fees              231               363
       Micro paint repair products and services                                  716               275
                                                                      --------------    --------------
       Total net sales                                                         1,285               798
                                                                      --------------    --------------

COST OF SALES:
       License fees                                                              248               170
       Resale of software and technology equipment and service fees              141               333
       Micro paint repair products and services                                  510               225
                                                                      --------------    --------------
       Total cost of sales                                                       899               728
                                                                      --------------    --------------

GROSS PROFIT                                                                     386                70

       Sales and marketing expenses                                            2,025               947
       General and administrative expenses                                     1,561               777
       Research and development costs                                            344               240
                                                                      --------------    --------------

       Loss from operations                                                   (3,544)           (1,894)
       Gain on extinguishment of debt                                            171               123
       Amortization of debt discount                                              --            (2,166)
       Interest expense, net                                                    (146)             (116)
                                                                      --------------    --------------

NET LOSS                                                                      (3,519)           (4,053)

       Other comprehensive loss:
          Unrealized loss on marketable securities                              (129)               --
          Foreign currency translation adjustment                                  9               (16)
                                                                      --------------    --------------

COMPREHENSIVE LOSS                                                    $       (3,639)   $       (4,069)
                                                                      ==============    ==============

LOSS PER SHARE--BASIC AND DILUTED                                     $        (0.01)   $        (0.01)
                                                                      ==============    ==============

Weighted average number of common shares--basic and diluted
                                                                         443,301,430       287,733,421
                                                                      ==============    ==============

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                             ----------------------------
                                                                                                 2005            2004
                                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                               $     (3,519)   $     (4,053)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of discount on note payable                                                         --           2,166
      Depreciation and amortization                                                                   354             263
      Stock issued to reacquire rights under a contract                                                --              24
      Fair value of expense portion of stock-based
               compensation granted for professional services                                         514             381
      Interest expense allocated to debt                                                               --               3
      Decrease in value of life insurance policies                                                      9              11
      Decrease of fair value of repriced options                                                       --            (243)
      Changes in operating assets and liabilities
        Trade accounts receivable, net                                                               (504)            (39)
        Inventory                                                                                     (21)             (7)
        Other current assets                                                                           65              64
        Accounts payable, amounts due under financing agreements, liabilities in excess
          of assets of discontinued business unit, accrued expenses and stock liability              (292)           (919)
        Deferred revenue other current liabilities                                                    (61)             88
                                                                                             ------------    ------------
          Net cash used in operating activities                                                    (3,455)         (2,261)
                                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in iPoint-media                                                                     (500)             --
      Capitalization of software development and purchased intangible assets                       (1,549)            (74)
      Acquisition of property and equipment                                                          (162)            (81)
                                                                                             ------------    ------------
        Net cash used in investing activities                                                      (2,211)           (155)
                                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock, net of issuance costs of $105 in 2005
      and $391 in 2004                                                                              4,302           3,675
      Net proceeds from exercise of stock options and warrants                                        701             581
      Borrowings under notes payable and long-term debt                                             9,932           5,000
      Repayments on notes payable and long-term debt                                               (3,837)         (4,168)
      Cash commitment fee for $100 million Standby Equity Distribution Agreement                   (1,000)             --
      Cash paid to acquire CSI International, Inc. (net of cash acquired)                              --          (2,390)
                                                                                             ------------    ------------
        Net cash provided by financing activities                                                  10,098           2,698
                                                                                             ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                 9             (16)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           4,441             266

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      2,634              61
                                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $      7,075    $        327
                                                                                             ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid during the period                                                        $         47    $         50
      Income taxes paid                                                                                --              --
      Non-cash investing and financing activities:
        Reduction in accounts payable and accruals for debt paid in stock                              --             190
        Fair value of stock issued for services and deferred to future periods                        239             585
        Fair value of shares issued to acquire CSI Int'l (net of costs of registration)                --             695
        Change in net assets resulting from acquisition of CSI (net of cash acquired)                  --           3,090
        Gain on extinguishment of debt                                                                138             123
        Direct costs associated with Standby Equity Distribution Agreement and Equity Line
        of Credit                                                                                   1,204             965



      The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
         Unaudited Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation and Nature of Business Operations

Basis of Presentation

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries ("NeoMedia" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 2005, the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern

       The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $2,300,000 and $1,831,000 for the three months ended June 30, 2005 and 2004, respectively, and net losses of $3,519,000 and $4,053,000 for the six months ended June 30, 2005 and 2004, respectively, and has an accumulated deficit of $86,896,000 as of June 30, 2005. In addition, the Company had working capital deficit of $3,418,000 as of June 30, 2005.

       If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

       Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. Management's plan is to secure adequate funding to bridge the profitability from the Company's PaperClick business, intellectual property portfolio and Micro Paint Repair business.

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

       In addition, on December 21, 2004, NeoMedia signed a definitive Agreement and Plan of Merger to acquire and merge with BSD Software, Inc. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry. On April 4, 2005 NeoMedia and BSD filed a joint registration/information statement with the United States Securities and Exchange Commission (the "SEC"). NeoMedia expects to complete the merger when the SEC review is complete, the registration is declared effective and the information statement is mailed to BSD's shareholders of record. At this time, the exchange rate will be determined and closing will be held. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the SEC. Upon the anticipated closing of the merger, NeoMedia expects to integrate a new business unit called "NeoMedia Telecom Services" encompassing Triton's business.

Reclassifications

     Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Standby Equity Distribution Agreements with Cornell Capital Partners, LP ("Cornell")

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

     On October 27, 2003, the Company and Cornell entered into a $20 million Standby Equity Distribution Agreement (the "2003 SEDA") The terms of the agreement are identical to the terms of the previous Equity Line of Credit, except that the maximum "draw" under the new agreement is $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company's common stock over a two-year period. As a commitment fee for Cornell to enter into the 2003 SEDA, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years. Cornell exercised the warrants in January 2004, resulting in $500,000 cash receipts to the Company. In November 2003, the Company registered 200 million shares underlying this $20 million 2003 SEDA. In April 2004, the Company registered 40 million shares of common stock underlying warrants granted to Cornell in connection with a promissory note issued by the Company to Cornell (see "Notes Payable to Cornell" below).

     On March 30, 2005, NeoMedia and Cornell entered into a Standby Equity Distribution Agreement (the "2005 SEDA") under which Cornell agreed to purchase up to $100 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. The shares would be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia, and NeoMedia would pay 5% of the gross proceeds of each purchase to Cornell. As a commitment fee for Cornell to enter into the 2005 SEDA, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share, and a term of three years, and also paid a cash commitment fee of $1 million. NeoMedia also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee for negotiating and structuring the 2005 SEDA. NeoMedia has recorded the $12.3 million fair value of the warrants to "Deferred equity financing costs" and, upon effectiveness of the 2005 SEDA, will amortize this amount to additional paid-in capital straight-line over the two-year life of the 2005 SEDA. NeoMedia expects to file a registration statement with the SEC during 2005 to register the shares underlying the $100 million 2005 SEDA. The new SEDA would become available at the time the SEC declares effective a registration statement containing such shares.

     During the six months ended June 30, 2005, the Company sold 14,257,025 shares of its common stock to Cornell under the 2003 SEDA. The following table summarizes funding received from Cornell during the six-month periods ended June 30, 2005 and 2004:

                                                         2005                                             2004
                                   --------------------------------------------    --------------------------------------------
                                                                       Six                                            Six
                                                                      Months                                         Months
                                      First          Second           Ended           First          Second          Ended
                                     Quarter         Quarter         June 30         Quarter         Quarter         June 30
                                   ------------    ------------    ------------    ------------    ------------    ------------

Number of shares sold to Cornell      6,998,931       7,258,094      14,257,025      21,282,203      29,819,873      51,102,076

Gross Proceeds from sale of
shares                             $  1,709,000    $  3,219,000    $  4,928,000    $  2,332,000    $  2,308,000    $  4,640,000
Less: discounts and fees*              (204,000)       (489,000)       (693,000)       (500,000)       (465,000)       (965,000)
                                   ------------    ------------    ------------    ------------    ------------    ------------
   Net Proceeds from sale of
shares                             $  1,505,000    $  2,730,000    $  4,235,000    $  1,832,000    $  1,843,000    $  3,675,000
                                   ------------    ------------    ------------    ------------    ------------    ------------

* Pursuant to the terms of the 2003 SEDA , stock is valued at 98% of the lowest closing bid price during the week it is sold

Promissory Notes Payable to Cornell

         On March 30, 2005, NeoMedia borrowed from Cornell the principal amount of $10,000,000 before discounts and fees in the form of a secured promissory note. Cornell withheld structuring and escrow fees of $68,000 related to the note. The note was originally scheduled to be repaid at a rate of $1,120,000 per month commencing May 1, 2005, which was subsequently changed to $840,000 per month, continuing until principal and interest are paid in full. The note accrues interest at a rate of 8% per annum on any unpaid principal. NeoMedia has the option to prepay any remaining principal of the note in cash without penalty. In connection with the note, NeoMedia and Cornell entered into a Security Agreement under which the note is secured by all of NeoMedia's assets other than its patents and patent applications. NeoMedia also escrowed 25,000,000 shares of its common restricted stock as security for the note. As of June 30, 2005, NeoMedia had made payments of $2,730,000 against the principal, reducing the principal balance to $7,270,000.

         On April 8, 2004, NeoMedia borrowed from Cornell the gross amount of $1,000,000 before discounts and fees. Cornell withheld a $76,000 retention fee related to the issuance of stock to pay off the debt in the future. NeoMedia paid this note in full during 2004.

         On January 20, 2004, NeoMedia borrowed from Cornell the gross amount of $4,000,000 before discounts and fees. Of the $4,000,000 funding, $2,500,000 was used to fund the acquisition of CSI International, Inc. during February 2004. Cornell withheld a $315,000 retention fee related to the issuance of stock to pay off the debt in the future. NeoMedia paid this note in full during 2004.

         In connection with the January 20, 2004 note, NeoMedia also granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share during January 2004. In April 2004, NeoMedia registered 40 million shares underlying the warrants granted to Cornell (and subsequently transferred by Cornell to Stone Street Asset Management LLC). The fair value of the warrants using the Black-Scholes pricing model was $5,000,000. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", NeoMedia compared the relative fair values of the warrants and the face value of the notes, and allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note issued in January 2004 and $0.5 million against the $1 million note in April 2004. The $2.5 million was recorded as a discount against the carrying value of the note. The $2.5 million that was allocated to the notes was considered a discount on the promissory notes, and therefore was amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, "Debt Issue Costs" of SFAS 141, "Business Combinations". Accordingly, NeoMedia recorded an amortization of discount of $2,500,000 related to the warrants during the year ended December31, 2004. Stone Street Asset Management LLC exercised the warrants during November 2004, resulting in net funds to NeoMedia of $2 million.


Other Events

     During February 2004, the Company entered into a Consulting Agreement with an unrelated third party, under which the consultant will provide sales and marketing services relating to the Company's Micro Paint business unit over a period of three years. As consideration for the contract, the Company issued 6,055,556 options with an exercise price of $0.01 to the consultant. The fair value of the options at the time of issuance was $550,000. The Company is recognizing the fair value as sales and marketing expense over the term of the contract (three years). The contract was terminated during the second quarter of 2005, accordingly, the Company recognized professional services expense of $267,000 to write off the remaining deferred stock compensation. The Company recognized $368,000 and $81,000 in expense relating the contract during the six month periods ended June 30, 2005 and 2004, respectively.

         On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc. ("PUPS")(OTCBB:PUPS) restricted common stock. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. The 8,333,333 shares represent approximately 5.8% of PUPS outstanding shares (based on 125,249,954 PUPS shares outstanding as of September 30, 2004). Because the investment represents less than 20% of PUPS outstanding shares, NeoMedia has recorded the investment at cost and analyze it for impairment going forward. As of June 30, 2005, NeoMedia has recorded an impairment of $129,000 due to the decrease in the quoted market price.

         On February 25, 2005, NeoMedia signed two non-binding Letters of Intent to acquire up to 100% of Automotive Preservation, Inc. ("AP"), a distributor of automotive paint and accessory products, from AP's parent company, PUPS. The first Letter of Intent calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second Letter of Intent, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second Letter of Intenr also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both Letter of Intent are non-binding and subject to due diligence by NeoMedia and AP.

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


         On May 13, 2005, the European Patent Office (EPO) issued a Notice of Allowance based on proceedings conducted during April 2005 in The Hague. Recognition by the EPO extends the patents for NeoMedia's core technology - the use of bar cods and other unique identifiers to automatically link to content on the Internet - to Austria, Belgium, France, Germany, Liechtenstein, Luxembourg, the Netherlands, Sweden, Switzerland and the United Kingdom.


         On June 20, 2005, NeoMedia announced that it has signed a Letter of Intent with WI-THO AS of Oslo, Norway, where WI-THO AS will become the exclusive master distributor of NeoMedia's micro paint repair products, systems and licenses to automotive service facilities throughout Demark, Sweden and Norway.


         On June 29, 2005, NeoMedia announced that it had reached an out-of-court agreement with Virgin Entertainment Group, Inc. whom it sued for patent infringement. In the agreement, Virgin agreed to purchase a license of NeoMedia's PaperClick(R) technology platform through 2006.

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

       The investments in marketable securities are summarized as follows:

                                                                    As of June 30, 2005
                                  -----------------------------------------------------------------------------------------
                                       Amortized              Unrealized             Unrealized               Fair
                                          Cost               Holding Gain          Holding Losses            Value
                                  -----------------------------------------------------------------------------------------

         Available-for-sale             $250,000                 $ -                ($ 129,000)            $ 121,000

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

      It is not practicable to estimate the fair value of the Company's 17% investment in the common stock of i-Point Media Ltd. and its investments of 250,000 shares of preferred stock of Intactis Software, Inc., because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the total carrying amount of $1,250,000 in the investments in iPoint Media Ltd. and Intactis Software, Inc. at June 30, 2005 was not impaired.

       For all available-for-sale investment securities, the carrying values represents fair value of the securities and unrealized gain (losses) that are other than temporary are recognized as other comprehensive income (loss). The Company does not hold these securities for speculative or trading purposes.

Pro-forma Information Required by SFAS 148

     At June 30, 2005, the Company has five stock-based employee compensation plans (the 2003 Stock Incentive Plan, the 2003 Stock Option Plan, the 2002 Stock Option Plan, the 1998 Stock Option Plan, and the 1996 Stock Option Plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                              Three Months Ended               Six Months Ended
                                                   June 30,                       June 30,
                                         ----------------------------    ----------------------------
                                             2005            2004            2005            2004
                                         ------------    ------------    ------------    ------------
Net Loss, as reported                    $     (2,300)   $     (1,831)   $     (3,519)   $     (4,053)
Compensation recognized under APB 25               --               5              --               9
Compensation recognized under SFAS 123         (1,051)           (368)         (1,404)           (711)
                                         ------------    ------------    ------------    ------------
   Pro-forma net loss                    $     (3,351)   $     (2,194)   $     (4,923)   $     (4,755)
                                         ============    ============    ============    ============

Net Loss per share:
Basic and diluted - as reported          $      (0.00)   $      (0.01)   $      (0.01)   $      (0.01)
                                         ============    ============    ============    ============
Basic and diluted - pro-forma            $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
                                         ============    ============    ============    ============

Subsequent Events

         On July 8, 2005, NeoMedia reached an out-of-court agreement with AirClic, Inc. whom it sued for patent infringement. In the agreement, AirClic agreed to compensate NeoMedia for past and future activities. AirClic did not receive a license to use NeoMedia's patented PaperClick(R) technology as part of the settlement.

       On July 12, 2005, NeoMedia entered into a consulting agreement with Silicon Space, Inc., under which Silicon Space is developing NeoMedia's PaperClick(R) WordRegistry interface. Silicon Space replaces Science Applications International, Inc., who NeoMedia engaged in October 2004 on a contingency basis to build and host the interface. NeoMedia intends to host the WordRegistry internally upon its completion.

      On July 27, 2005, NeoMedia signed a non-binding Letter of Intent to acquire Mobot(TM), Inc. ("Mobot"), of Lexington, Massachusetts. Mobot develops and commercializes mobile visual search technologies.

       The Letter of Intent calls for NeoMedia to acquire all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in shares of NeoMedia common stock. The LOI is subject to due diligence by both parties.

         On July 28, 2005, NeoMedia loaned Mobot the principal amount of $600,000 in the form of an unsecured promissory note. The Note accrues interest at a rate of 6% per annum. The Note will be forgiven upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of Mobot by NeoMedia, as contemplated by the Letter of Intent. In the event the acquisition is not consummated, the Note will become due 90 days after written notice of cancellation of the Letter of Intent. In the event the Letter of Intent is terminated and the Note is note repaid within 90 days of such cancellation, the note will convert into shares of Mobot common stock with a value equal to the unpaid principal and accrued interest on the Note.

         In the event a definitive purchase agreement is not executed by the parties, or the Letter of Intent is not terminated, by September 26, 2005, Mobot has the right to demand an additional $200,000 loan from NeoMedia. In the event a definitive purchase agreement is not executed by the parties, or the Letter of Intent is not terminated, by October 26, 2005, Mobot has the right to demand an additional $200,000 loan from NeoMedia. Both of the additional loans would be in the form of a unsecured promissory notes subject to the same terms as the Note.

Segment Reporting

       As of June 30, 2005 NeoMedia was structured and evaluated by its Board of Directors and Management as three distinct business units:

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

       The Company's reportable segments are strategic business units that offer different technology and marketing strategies. NCIS operates principally in the United States. NISS operates principally in the United States and Europe. NMPR is headquartered in Ft. Myers, Florida, and currently sells into Canada, the United States, Australia, and New Zealand, and has entered into letters of intent to begin distribution in China and Scandinavia.

       Consolidated net sales, net operating losses by geographic area for the three-month and six-month periods ended June 30, 2005 and 2004, and long-lived assets by geographic area as of June 30, 2005, were as follows:

                                             (in thousands)
                      ------------------------------------------------------------
                          Three Months Ended                Six Months Ended
                                June 30,                       June 30,
                      ----------------------------    ----------------------------
                          2005            2004            2005            2004
                      ------------    ------------    ------------    ------------
Net Sales:
      United States   $        350    $        259    $        960    $        523
      Canada                   188             189             325             275
                      ------------    ------------    ------------    ------------
                      $        538    $        448    $      1,285    $        798
                      ------------    ------------    ------------    ------------

Net Loss:
      United States   $     (1,882)   $     (1,435)   $     (2,882)   $     (3,490)
      Canada                  (418)           (396)           (637)           (563)
                      ------------    ------------    ------------    ------------
                      $     (2,300)   $     (1,831)   $     (3,519)   $     (4,053)
                      ------------    ------------    ------------    ------------

Long-Lived Assets
      United States   $      5,706
      Canada                 2,881
                      ------------
                      $      8,587
                      ------------

       Consolidated net sales, net operating losses for the three-month and six-month periods ended June 30, 2005 and 2004, and identifiable assets as of June 30, 2005, were as follows:

                                                                         (in thousands)
                                                   ------------------------------------------------------------
                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                          June 30,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
Net Sales:
      NeoMedia Consulting & Integration Services   $        124    $        230    $        396    $        481
      NeoMedia Internet Switching Service                   153              29             173              42
      NeoMedia Micro Paint Repair                           261             189             716             275
                                                   ------------    ------------    ------------    ------------
                                                   $        538    $        448    $      1,285    $        798
                                                   ------------    ------------    ------------    ------------

Net Loss:
      NeoMedia Consulting & Integration Services   $       (874)   $       (227)   $     (1,388)   $       (483)
      NeoMedia Internet Switching Service                  (778)           (436)         (1,223)           (841)
      NeoMedia Micro Paint Repair                          (648)           (396)           (908)           (563)
      Amortization of Cornell Debt Discount                  --            (772)             --          (2,166)
                                                   ------------    ------------    ------------    ------------
                                                   $     (2,300)   $     (1,831)   $     (3,519)   $     (4,053)
                                                   ------------    ------------    ------------    ------------

Identifiable Assets
      NeoMedia Consulting & Integration Services   $        453
      NeoMedia Internet Switching Service                 3,700
      NeoMedia Micro Paint Repair                         3,482
      Corporate                                           9,358
                                                   ------------
                                                   $     16,993
                                                   ------------

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

         In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 " ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No 154. The Company is in the process of evaluating whether the adoption of SFAS 154 will have a significant impact on the Company's overall results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PaperClick  Developments.

       Over the past several years, NeoMedia has focused on the commercialization of its Internet Switching Systems ("NISS") business unit. NISS consists of the patented PaperClickTM technology that enables users to link directly from the physical to the digital world, as well as the patents surrounding certain physical-world-to-Internet linking processes. NeoMedia's mission is to invent, develop, and commercialize technologies and products that effectively leverage the integration of the physical and electronic to provide clear functional value for its end-users, competitive advantage for their business partners and return-on-investment for their investors.

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

       During 2003, NeoMedia unveiled the go-to-market strategy for its PaperClick(R) suite of products. Over the past several months, NeoMedia has signed contracts with several key partners outlined in the strategy, including agents and resellers Big Gig Strategies (United Kingdom), SRP Consulting (United States), AURA Digital Communications (Australia), Relyco (United States), E&I Marketing (Taiwan), Deusto Sistemas (Spain), Nextcode Corporation (United States), Jorge Christen and Partners LLP (Mexico), and IT-Global (United States). NeoMedia has also teamed with European advertising agency 12Snap to provide click management services for PaperClick(R) products in Europe. In June 2004, NeoMedia entered into a collaborative agreement with Intel Corporation for NeoMedia's PaperClick(R) mobile connectivity platform to operate on the recently introduced Intel PXA27x processor family-based cellular phones.

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

         On March 18, 2005, NeoMedia and Foote Cone & Belding ("FCB"), a division of FCB Worldwide LLC and part of the Interpublic Group of Companies, Inc. (NYSE: IPG), entered into a Co-Marketing Agreement surrounding NeoMedia's PaperClick(R) technology platform. The agreement calls for FCB to work with NeoMedia to create and develop opportunities and programs utilizing PaperClick(R), to integrate PaperClick into marketing campaigns for new and existing clients, and to facilitate the introduction of NeoMedia and PaperClick in the mobile telecommunications industry. NeoMedia will provide technical and sales support for presentations and marketing programs co-developed for FCB clients, work with FCB to explore and create marketing opportunities and solutions, and introduce FCB to its business customers, including brand managers. FCB and NeoMedia will team for co-marketing and sales efforts in the U.S., as well as in Europe, the Middle East, Africa and Latin America.

Patent Developments


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


         On June 29, 2005, NeoMedia announced that it had reached an out-of-court agreement with Virgin Entertainment Group, Inc. whom it sued for patent infringement. In the agreement, Virgin agreed to purchase a license of NeoMedia's PaperClick(R) technology platform through 2016.


         On July 8, 2005, NeoMedia reached an out-of-court agreement with AirClic, Inc. whom it sued for patent infringement. In the agreement, AirClic agreed to compensate NeoMedia for past and future activities. AirClic did not receive a license to use NeoMedia's patented PaperClick(R) technology as part of the settlement.

NMPR (Micro Paint Repair) Business Unit Developments.

       On February 6, 2004, NeoMedia acquired 100% ownership of CSI International, Inc., of Calgary, Alberta, Canada, a private technology products company in the micro paint repair industry. NeoMedia currently has approximately 50 active paint repair end-user system agreements.

       On June 1, 2004, NeoMedia announced that it had entered into a Distribution Agreement with Micro Paint Systems (Australasia) Limited of New Zealand for exclusive distribution rights to NeoMedia's Micro Paint Repair products in Australia and New Zealand. The agreement is contingent upon a minimum purchase of 500 systems over five years in that territory. NeoMedia received an initial payment on signing of the contract, which included the fee for four initial systems. During the first quarter of 2005, NeoMedia shipped a $290,000 order for paints and related materials to Micro Paint Systems (Australasia) Limited.

       On July 16, 2004, NeoMedia announced that its NeoMedia Micro Paint Repair business unit added five additional licensees as part of a private label contract with Crackmaster Distributors Ltd., a Canadian auto aftermarket company.

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


         On June 20, 2005, NeoMedia announced that it has signed a Letter of Intent with WI-THO AS of Oslo, Norway, where WI-THO AS will become the exclusive master distributor of NeoMedia's micro paint repair products, systems and licenses to automotive service facilities throughout Demark, Sweden and Norway.


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

         BSD Software, Inc. On December 21, 2004, NeoMedia and BSD signed a definitive Agreement and Plan of Merger. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry. BSD's shareholders will receive, for each share of BSD stock owned, NeoMedia stock equivalent to .07 divided by the volume-weighted average price of NeoMedia stock for the five days prior to the effective time of the merger. The agreement has been approved by holders of approximately 63% of BSD's outstanding shares and its Board of Directors. On April 4, 2005 NeoMedia and BSD filed a Form S-4 registration/information statement with the United States Securities and Exchange Commission (the "SEC"). NeoMedia expects to complete the merger when the SEC review is complete, the registration is declared effective and the information statement is mailed to the BSD's shareholders of record. At this time, the exchange rate will be determined and closing will be held. Closing is subject to the terms and conditions outlined in the Agreement and Plan of Merger, as well as regulatory approval of the merger and the Form S-4 registration/information statement by the SEC.

         Automotive Preservation, Inc. On February 25, 2005, NeoMedia signed two non-binding letters of intent to acquire up to 100% of Automotive Preservation, Inc. ("AP"), a distributor of automotive paint and accessory products, from AP's parent company, Pickups Plus, Inc. The first Letter of Intent calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second Letter of Intent, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second Letter of Intent also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both Letters of Intent are non-binding and subject to due diligence by NeoMedia and AP. NeoMedia is currently engaged in due diligence relating to both Letters of Intent.

       Mobot, Inc. On July 27, 2005, NeoMedia signed a non-binding Letter of Intent to acquire Mobot, Inc., a pioneer and leader in mobile visual search technologies. The Letter of Intent calls for NeoMedia to acquire all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in shares of NeoMedia common stock. The Letter of Intent is subject to due diligence by both parties.

iPoint-Media Ltd.

       On September 7, 2004, NeoMedia and iPoint-media Ltd. ("iPoint-media") of Tel Aviv, Israel, entered into a Business Development Agreement. In exchange for entering into the agreement, NeoMedia received 7% ownership in iPoint-media, consisting of 28,492 shares of iPoint-media common stock. In addition to the agreement, NeoMedia acquired an additional 10% ownership of iPoint-media, consisting of 40,704 shares of common stock, for $1 million cash.

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

       On October 26, 2004, NeoMedia announced that it would issue its first-ever stock dividend with the distribution of common shares of IPoint-media Ltd. of Tel Aviv as a property dividend. NeoMedia intends to distribute 5% (or 20,435 shares) of iPoint-media's common stock to NeoMedia shareholders of record as of November 17, 2004. The date of the property dividend payment will be announced after the SEC declares iPoint-media's registration statement on Form SB-2 effective. On July 1, 2005, IPoint filed a Form SB-2 registration statement to register 2,032,200 shares of its common stock, included in which are the shares NeoMedia intends to distribute.

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

Critical Accounting Policies

         The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition,

NeoMedia's most critical accounting policies include: inventory valuation, which affects cost of sales and gross margin; and the valuation of intangibles, which affects amortization and impairment of goodwill and other intangibles. NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

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

Results Of Operations For The Three Months Ended June 30, 2005 As Compared To The Three Months Ended June 30, 2004

     Net sales. Total net sales for the three months ended June 30, 2005 were $538,000, which represented an increase of $90,000, or 20%, from $448,000 for the three months ended June 30, 2004. This increase resulted from revenue generated by the Company's micro paint repair business unit acquired in February 2004 and licensing fees from the settlement of the Virgin lawsuit. This increase in micro paint revenue and licensing fees was offset by reduced resales of Sun Microsystems equipment, software and services. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy and/or its business plan for its Micro Paint Repair business unit.

     License fees. License fees were $174,000 for the three months ended June 30, 2005, compared with $88,000 for the three months ended June 30, 2004, an increase of $86,000, or 98%. The increase was due primarily to licensing fees from settlement of the Virgin lawsuit. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $68,000, or 40%, to $103,000 for the three months ended June 30, 2005, as compared to $171,000 for the three months ended June 30, 2004. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and fewer resources devoted to this product line. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the three months ended June 30, 2005, rather than the three months ended June 30, 2004.

     Micro paint repair products and services. Sales of micro paint repair products and services were $261,000 for the three months ended June 30, 2005, compared with $189,000 for the three months ended June 30, 2004 an increase of $72,000 or 38%. The increase resulted primarily from a larger number of paint systems sold since June 30, 2004. NeoMedia expects sales of micro paint to more closely resemble the results for the three months ended June 30, 2005, rather for the three months ended three months ended June 30, 2004.

     Cost of license fees. Cost of license fees was $160,000 for the three months ended June 30, 2005, a increase of $79,000, or 98%, compared with $81,000 for the three months ended June 30, 2004. The increase resulted from higher amortization in 2005 due to the acquisition of patents from Loyaltypoint.

     Cost of resales of software and technology equipment and service fees. Cost of resales of software and technology equipment and service fees was $53,000 for the three months ended June 30, 2005, a decrease of $120,000, or 69%, compared with $173,000 for the three months ended June 30, 2004. The decrease resulted from decreased resales in 2005 compared with 2004. Cost of resales as a percentage of related resales was 51% in 2005, compared to 101% in 2004. This decrease has a direct coloration to the decrease in revenue. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

     Cost of micro paint repair products and services. Cost of micro paint repair products and services was $237,000 for the three months ended June 30, 2005, compared with $168,000 for the three months ended June 30, 2004, an increase of $69,000 or 41%. The increase was primarily due to of the cost of sale of products in relation to increased sales. NeoMedia expects cost of micro paint to more closely resemble the results for the three months ended June 30, 2005, rather for the three months ended June 30, 2004.

       Gross Profit. Gross profit was $88,000 for the three months ended June 30, 2005, an increase of $62,000, or 238%, compared with gross profit of $26,000 for the three months ended June 30, 2004. This increase was primarily the result of increased sales of higher-margin micro paint repair products and increased intellectual property revenue during 2005.

     Sales and marketing. Sales and marketing expenses were $1,230,000 for the three months ended June 30, 2005, compared to $522,000 for the three months ended June 30, 2004, an increase of $708,000 or 136%. The increase is a result of the addition of the micro paint business sales force, recognization of professional services expense due to the cancellation of consulting contract originally recorded as deferred stock compensation and cost associated with marketing and promotion of the Company's PaperClick and micro paint repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and anticipated rollout of the PaperClick and Micro Paint Repair businesses.

     General and administrative. General and administrative expenses increased by $463,000, or 116%, to $862,000 for the three months ended June 30, 2005, compared to $399,000 for the three months ended June 30, 2004. The increase resulted primarily from higher legal and professional fees in 2005 resulting from pending acquisitions and registration filings. NeoMedia expects general and administrative expense to increase over the next 12 months with the potential acquisition of BSD Software.

     Research and development. During the three months ended June 30, 2005, NeoMedia charged to expense $160,000 of research and development costs, an increase of $38,000 or 31% compared to $122,000 for the three months ended June 30, 2004. The increase is primarily due to the amortization of the micro paint chemical formulations and proprietary process during 2005, as well as additional development resources allocated to the PaperClick product line. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts, and the anticipated rollout of NeoMedia's PaperClick product suite.

     Gain/(loss) on extinguishment of debt. During the three months ended June 30, 2005, NeoMedia recognized a gain on extinguishment of debt of $33,000, an increase of $36,000 or 1200% compared to a loss of $3,000 during the three months ended June 30, 2004. These gains resulted from a discount in settlement of debt and/or the difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

     Amortization of debt discount. During the three months ended June 30, 2004, NeoMedia recognized an amortization of debt issuance cost of $722,000. This cost is related to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell Capital Partners by NeoMedia during January 2004. No amortization of debt issuance cost was recognized during the three months ended June 30, 2005.

     Interest (expense) / income. Interest expense consists primarily of interest accrued on notes payable and past due account balances. Interest income consists primarily of interest earned on cash equivalent investments. During the three months ended June 30, 2005, NeoMedia recognized interest expense of $169,000, an increase of $130,000 or 333% compared to interest expense of $39,000 during the three months ended June 30, 2004. The change is primarily due to interest accrued on a $10 million note payable to Cornell Capital Partners in 2005.

     Net Loss. The net loss for the three months ended June 30, 2005 was $2,300,000, which represented increase of $469,000, or 26% from a loss of $1,831,000 for the three months ended June 30, 2004. The increase resulted primarily from expenses relating to increased sales and marketing, and general and administrative expenses relating to the rollout of the Company's micro paint repair and PaperClick business units and increased professional fees.

Results Of Operations For The Six Months Ended June 30, 2005 As Compared To The Six Months Ended June 30, 2004

     Net sales. Total net sales for the six months ended June 30, 2005 were $1,285,000, which represented an increase of $487,000, or 61%, from $798,000 for the six months ended June 30, 2004. This increase resulted from revenue generated by the Company's micro paint repair business unit acquired in February 2004, as well as licensing fees from the settlement of the Virgin lawsuit. This increase in micro paint revenue and licensing fees was offset by reduced resales of Sun Microsystems equipment. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy and/or its business plan for its Micro Paint Repair business unit.

     License fees. License fees were $338,000 for the six months ended June 30, 2005, compared with $160,000 for the six months ended June 30, 2004, an increase of $178,000, or 111%. The increase was due primarily to licensing fees from settlement of the Virgin lawsuit. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $132,000, or 36%, to $231,000 for the six months ended June 30, 2005, as compared to $363,000 for the six months ended June 30, 2004. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and fewer resources devoted to this product line. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the six months ended June 30, 2005, rather than the six months ended June 30, 2004.

     Micro paint repair products and services. Sales of micro paint repair products and services were $716,000 for the six months ended June 30, 2005, compared with $275,000 for the period between Febraury 6, 2004 through June 30, 2004 an increase of $441,000 or 160%. The increase was primarily from a $290,000 sale of products to Micro Paint Repair Australasia, NeoMedia's distributor in the Australia and New Zealand market, as well as a larger number of paint systems sold since June 30, 2004. NeoMedia expects sales of micro paint to more closely resemble the results for the six months ended six months ended June 30, 2005, rather for the six months ended six months ended June 30, 2004.

     Cost of license fees. Cost of license fees was $248,000 for the six months ended June 30, 2005, a increase of $78,000, or 46%, compared with $170,000 for the six months ended June 30, 2004. The increase resulted from higher amortization in 2005 due to the acquisition of patents from Loyaltypoint.

     Cost of resales of software and technology equipment and service fees. Cost of resales of software and technology equipment and service fees was $141,000 for the six months ended June 30, 2005, a decrease of $192,000, or 58%, compared with $333,000 for the six months ended June 30, 2004. The decrease resulted from decreased resales in 2005 compared with 2004. Cost of resales as a percentage of related resales was 61% in 2005, compared to 92% in 2004. This decrease is mainly due to revenue in 2005 resulting from higher-margin maintenance contracts. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

     Cost of micro paint repair products and services. Cost of micro paint repair products and services was $510,000 for the six months ended June 30, 2005, compared with $225,000 for the period between February 6, 2004 through June 30, 2004, an increase of $285,000 or 127%. The increase was primarily due to of the cost of sale of products to Micro Paint Repair Australasia, NeoMedia's distributor in the Australia and New Zealand market and the cost of sale of products in relation to increased sales. NeoMedia expects cost of micro paint to more closely resemble the results for the six months ended June 30, 2005, rather for the six months ended June 30, 2004.

     Gross Profit. Gross profit was $386,000 for the six months ended June 30, 2005, an increase of $316,000, or 451%, compared with gross profit of $70,000 for the six months ended June 30, 2004. This increase was primarily the result of increased sales of higher-margin licenses and micro paint repair products during 2005.

     Sales and marketing. Sales and marketing expenses were $2,025,000 for the six months ended June 30, 2005, compared to $947,000 for the six months ended June 30, 2004, an increase of $1,078,000 or 114%. The increase is a result of the addition of the micro paint business sales force, recognization of professional services expense due to the cancellation of consulting contract originally recorded as deferred stock compensation and cost associated with marketing and promotion of the Company's PaperClick and micro paint repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and anticipated rollout of the PaperClick and Micro Paint Repair business units.

     General and administrative. General and administrative expenses increased by $784,000, or 101%, to $1,561,000 for the six months ended June 30, 2005, compared to $777,000 for the six months ended June 30, 2004. The increase resulted primarily from higher legal and professional fees in 2005 resulting from pending acquisitions and registration filings. NeoMedia expects general and administrative expense to increase over the next 12 months with the potential acquisition of BSD Software.

     Research and development. During the six months ended June 30, 2005, NeoMedia charged to expense $344,000 of research and development costs, an increase of $104,000 or 43% compared to $240,000 for the six months ended June 30, 2004. The increase is primarily due to the amortization of the micro paint chemical formulations and proprietary process during 2005, as well as additional development resources allocated to the PaperClick product line. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts, and the anticipated rollout of NeoMedia's PaperClick product suite.

     Gain on extinguishment of debt. During the six months ended June 30, 2005, NeoMedia recognized a gain on extinguishment of debt of $171,000, an increase of $48,000 or 39% compared to a gain of $123,000 during the six months ended June 30, 2004. These gains resulted from a discount in settlement of debt and/or the difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

     Amortization of debt discount. During the six months ended June 30, 2004, NeoMedia recognized an amortization of debt issuance cost of $2,166,000. This cost is related to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell Capital Partners by NeoMedia during January 2004. No amortization of debt issuance cost was recognized during the six months ended June 30, 2005.

     Interest (expense) / income. Interest expense consists primarily of interest accrued on notes payable and past due account balances. Interest income consists primarily of interest earned on cash equivalent investments. During the six months ended June 30, 2005, NeoMedia recognized interest expense of $146,000, an increase of $30,000 or 26% compared to interest expense of $116,000 during the six months ended June 30, 2004. The change is primarily due to interest accrued on a $10 million note payable to Cornell Capital Partners in 2005.

     Net Loss. The net loss for the six months ended June 30, 2005 was $3,519,000, which represented decrease of $534,000, or 13% from a loss of $4,053,000 for the six months ended June 30, 2004. The decrease resulted primarily from expenses relating to the amortization of debt discount relating to debt financing through Cornell in 2004, combined with increased gross profit from the Company's micro paint repair business and intellectual property licenses in 2005. These items were offset by increased sales and marketing, and general and administrative expenses relating to the rollout of the Company's micro paint repair and PaperClick business units.

Liquidity and Capital Resources

     Net cash used in operating activities was $3,455,000 for the six months June 30, 2005, compared with $2,261,000 for the six months ended June 30, 2004. NeoMedia's net cash flow used in investing activities for the six months ended June 30, 2005 and 2004 was $2,211,000 and $155,000, respectively. Net cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $10,098,000 and $2,698,000, respectively.

     During the six months ended June 30, 2005 and 2004, NeoMedia's net loss totaled $3,519,000 and $4,053,000, respectively. As of June 30, 2005, NeoMedia had accumulated losses from operations of $86,896,000, had a working capital deficit of $3,418,000, and $7,075,000 in cash balances.

     The accompanying condensed consolidated financial statements have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern.

     On March 30, 2005, NeoMedia obtained $9.9 million cash from Cornell Capital Partners in the form of a promissory note with a face value of $10 million. As of June 30, 2005, NeoMedia had made payments totaling $2.7 million against the principal of the note.

     As of June 30, 2005, NeoMedia had drawn $12.3 million against its current $20 million 2003 Standby Equity Distribution Agreement with Cornell Capital Partners, leaving an available balance of $7.7 million. During the three- and six-month periods ended June 30, 2005, NeoMedia sold approximately 7.3 million and 14.3 million shares, respectively, to Cornell under the 2003 SEDA. NeoMedia expects to use proceeds from the 2003 SEDA to repay all or a portion of the $10 million promissory note funded by Cornell. The Company expects to use the cash proceeds as future working capital and to fund potential acquisitions.

      On March 30, 2005, NeoMedia and Cornell Capital Partners entered into a Standby Equity Distribution Agreement under which Cornell Capital Partners agreed to purchase up to $100 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. NeoMedia expects to file a registration statement with the SEC during 2005 to register the shares underlying the $100 million 2005 SEDA. The 2005 SEDA would become available at the time the SEC declares effective a registration statement containing such shares. In addition, Cornell Capital Partners holds 50 million warrants to purchase shares of NeoMedia common stock at an exercise price of $0.20 per share. NeoMedia is currently in the process of registering the shares underlying the warrants. Upon registration, NeoMedia can force exercise of the warrants, resulting in an additional $10 million cash to NeoMedia.

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

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first two fiscal quarters ended June 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting during the first two fiscal quarters ended June 30, 2005, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-QSB.

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


     AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc.

     On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Inc., Scanbuy, Inc., and LScan Technologies, Inc. in the Northern District of Illinois, claiming that each of the parties has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia's patents. The complaint stated that on information and belief, AirClic, Scanbuy and LScan had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents-in-suit. On April 15, 2004, the court dismissed the suits against AirClic and Scanbuy for lack of personal jurisdiction.

     NeoMedia voluntarily dismissed the suit against LScan in the Northern District of Illinois and re-filed the suit on May 26, 2004, in the Eastern District of Pennsylvania. After LScan failed to answer, NeoMedia filed and served its motion for default judgment on July 6, 2004.

     On April 20, 2004, NeoMedia re-filed its suit against AirClic in Pennsylvania for patent infringement. On July 8, 2005, NeoMedia and AirClic settled the case out of court, with AirClic agreeing to compensate NeoMedia for past and future activities AirClic did not receive a license to use NeoMedia's patented PaperClick(R) technology as part of the settlement. A Notice of Dismissal is currently pending with the Court.

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

       Virgin Entertainment Group

       On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore ("Virgin"). The complaint for Patent Infringement and Damages was filed in the United States District Court for the Northern District of Illinois, by Baniak Pine & Gannon, NeoMedia's intellectual property law firm. On June 22, 2005, NeoMedia and Virgin settled the case out of court, with Virgin agreeing to purchase a license to use NeoMedia's patented PaperClick(R) technology platform through 2016. A Notice of Dismissal is currently pending with the Court.

Other Litigation

         On May 2, 2005, three shareholders of BSD Software, Inc. filed a complaint against BSD and NeoMedia, claiming that the purchase price as outlined in the purchase agreement between NeoMedia and BSD is too low. The plaintiffs are seeking unspecified damages and injunctive relief against the merger. NeoMedia has moved to dismiss the complaint as frivolous. The case is still pending.

ITEM 2.  UNREGISTERED  SALES  OF EQUITY SECURITIES AND USE OF PROCEEDS (a),
         (b), (c) AND (d)

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

      Neomedia filed a report on Form 8-K, on August 1, 2005, with respect to
Item 8.01 and 1.01, reporting that it had entered into a non-binding Letter of Intent to acquire Mobot, Inc, and had loaned Mobot $600,000 in the form of an unsecured promissory note.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEOMEDIA TECHNOLOGIES, INC.
                                   Registrant

   Date:    August 11, 2005        By:  /s/ Charles T. Jensen
            ---------------        ------------------------------
                                   Charles T. Jensen, President, Chief
                                   Executive Officer, and Director


   Date:    August 11, 2005        By:  /s/ David A. Dodge
                                   ---------------------------
                                   David A. Dodge, Vice President,
                                   Chief Financial Officer and principal
                                   accounting officer