Form 10QSB
period 2005-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2005-11-18
CIK 1022701

U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                        ---------------------------------

                                  FORM 10 - QSB
                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 9, 2005, there were 463,382,141 outstanding shares of the issuer's Common Stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NeoMedia Technologies, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheet (Unaudited)
                        (In Thousands, Except Share Data)

                                                                                  September 30,
                                                                                       2005
                                                                                  ---------------
ASSETS

Current assets:
        Cash and cash equivalents                                                     $    4,673
        Trade accounts receivable, net of allowance for doubtful accounts of $77             666
        Inventories, net of allowance for obsolete & slow-moving inventory of $0             110
        Investment in marketable securities                                                  117
        Prepaid expenses and other current assets                                            388
                                                                                  ---------------
        Total current assets
                                                                                           5,954
        Property and equipment, net                                                          165
        Leasehold improvements, net                                                           44
        Capitalized patents, net                                                           3,501
        Micro paint chemical formulations and proprietary process, net                     1,497
        Goodwill                                                                           1,099
        Other Intangible assets, net                                                         209
        Loan receivable from Mobot, Inc.                                                     800
        Investment in IPoint-media, Ltd.                                                   1,250
        Cash surrender value of life insurance policy                                        740
        Other long-term assets                                                                28
                                                                                  ---------------
             Total assets                                                             $   15,287
                                                                                  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                              $    1,587
        Amounts payable under settlement agreements                                           77
        Liabilities of discontinued business unit                                            676
        Sales taxes payable                                                                   44
        Accrued expenses                                                                   1,724
        Deferred revenues and other                                                          360
        Notes payable                                                                      5,325
                                                                                  ---------------
             Total current liabilitie
                                                                                           9,793
                                                                                  ---------------
Shareholders' equity:
        Preferred stock, $0.01 par value, 25,000,000 shares authorized, none
          issued and outstanding                                                              --
        Common stock, $0.01 par value, 1,000,000,000 shares authorized,
          476,410,478 shares issued and 460,253,892 outstanding                            4,603
        Additional paid-in capital                                                       104,157
        Deferred stock-based compensation                                                  (216)

        Deferred equity financing costs                                                 (13,256)
        Accumulated deficit                                                             (88,846)
        Accumulated other comprehensive loss                                               (169)
        Treasury stock, at cost, 201,230 shares of common stock                            (779)
                                                                                  ---------------
        Total shareholders' equity                                                         5,494
                                                                                  ---------------
             Total liabilities and shareholders' equity                               $   15,287
                                                                                  ===============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                       and Comprehensive Loss (Unaudited)
                      (In Thousands, Except per Share Data)

                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                             2005               2004
                                                                        -------------      -------------
NET SALES:
       License fees                                                     $          88      $          96
       Resale of software and technology equipment and service fees               105                138
       Micro paint repair products and services                                   243                237
                                                                        -------------      -------------
       Total net sales                                                            436                471
                                                                        -------------      -------------

COST OF SALES:
       License fees                                                                54                 79
       Resale of software and technology equipment and service fees                67                147
       Micro paint repair products and services                                   214                151
                                                                        -------------      -------------
       Total cost of sales                                                        335                377
                                                                        -------------      -------------

GROSS PROFIT                                                                      101                 94

       Sales and marketing expenses                                               834                514
       General and administrative expenses                                        856                516
       Research and development costs                                             285                114
                                                                        -------------      -------------

       Loss from operations                                                    (1,874)            (1,050)
       Gain \ (loss) on extinguishment of debt                                      1                  6
       Amortization of debt discount                                               --               (334)
       Interest (expense) \ income, net                                           (77)               (62)
                                                                        -------------      -------------

NET LOSS                                                                       (1,950)            (1,440)

       Other comprehensive loss:
         Unrealized gain/loss on marketable securities                             (4)                --
         Foreign currency translation adjustment                                   15                (31)
                                                                        -------------      -------------
COMPREHENSIVE LOSS                                                      $      (1,939)     $      (1,471)
                                                                        =============      =============
LOSS PER SHARE--BASIC AND DILUTED                                       $       (0.00)     $       (0.00)
                                                                        =============      =============
Weighted average number of common shares--basic and diluted               456,695,836        342,990,471
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

                  NeoMedia Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                       and Comprehensive Loss (Unaudited)
                      (In Thousands, Except per Share Data)

                                                                         Nine Months Ended September 30,
                                                                        --------------------------------
                                                                             2005               2004
                                                                        -------------      -------------
NET SALES:
       License fees                                                     $         426      $         256
       Resale of software and technology equipment and service fees               336                501
       Micro paint repair products and services                                   959                512
                                                                        -------------      -------------
       Total net sales                                                          1,721              1,269
                                                                        -------------      -------------
COST OF SALES:
       License fees                                                               302                249
       Resale of software and technology equipment and service fees               208                480
       Micro paint repair products and services                                   724                376
                                                                        -------------      -------------
       Total cost of sales                                                      1,234              1,105
                                                                        -------------      -------------
GROSS PROFIT                                                                      487                164

       Sales and marketing expenses                                             2,859              1,461
       General and administrative expenses                                      2,417              1,293
       Research and development costs                                             629                354
                                                                        -------------      -------------
       Loss from operations                                                    (5,418)            (2,944)
       Gain \ (loss) on extinguishment of debt                                    172                129
       Amortization of debt discount                                               --             (2,500)
       Interest expense, net                                                     (223)              (178)
                                                                        -------------      -------------
NET LOSS                                                                       (5,469)            (5,493)
       Other comprehensive loss:
         Unrealized gain/loss on marketable securities                           (133)                --
         Foreign currency translation adjustment                                   24                (47)
                                                                        -------------      -------------
COMPREHENSIVE LOSS                                                      $      (5,578)     $      (5,540)
                                                                        =============      =============
LOSS PER SHARE--BASIC AND DILUTED                                       $       (0.01)     $       (0.02)
                                                                        =============      =============
Weighted average number of common shares--basic and diluted               451,487,240        324,471,293
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

                  NeoMedia Technologies, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In Thousands)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                               ---------------------
                                                                                                 2005         2004
                                                                                               -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                 ($ 5,469)     ($ 5,493)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of discount on note payable                                                       --         2,500
      Depreciation and amortization                                                                 545           367
      Provision for doubtful accounts                                                                --            24
      Expense (decrease of fair value) for repriced options                                          --          (240)
      Fair value of expense portion of stock-based
        compensation granted for professional services                                              623           545
      Interest expense allocated to debt                                                             --             3
      (Increase)/decrease in value of life insurance policies                                       (13)           17
      Changes in operating assets and liabilities:
        Trade accounts receivable, net                                                             (384)           (8)
        Inventory                                                                                     5           (54)
        Other current assets                                                                       (848)           90
        Accounts payable, amounts due under financing agreements, liabilities in excess
          of assets of discontinued business unit, accrued expenses and stock liability            (256)       (1,211)
        Deferred revenue and other current liabilities                                             (154)          (40)
                                                                                               --------      --------
          Net cash used in operating activities                                                  (5,951)       (3,500)
                                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in Pickups Plus, Inc./Intactis Software, Inc.                                     (500)           --
      Capitalization of software development and purchased intangible assets                     (1,639)         (109)
      Acquisition of property and equipment                                                        (187)         (103)
                                                                                               --------      --------
        Net cash used in investing activities                                                    (2,326)         (212)
                                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock, net of issuance costs of $115 in 2005
      and $620 in 2004                                                                            6,262         5,926
      Net proceeds from exercise of stock options and warrants                                      909           581
      Borrowings under notes payable and long-term debt                                           9,932         8,000
      Repayments on notes payable and long-term debt                                             (5,811)       (6,687)
      Cash commitment fee for $100 million Standby Equity Distribution Agreement                 (1,000)           --
      Cash paid to acquire CSI International, Inc. (net of cash acquired)                            --        (2,390)
                                                                                               --------      --------
        Net cash provided by financing activities                                                10,292         5,430
                                                                                               --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              24           (47)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         2,039         1,671

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    2,634            61
                                                                                               --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  4,673      $  1,732
                                                                                               ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid  during the period                                                         $     47      $     50
      Income taxes paid                                                                              --            --
      Non-cash investing and financing activities:
        Reduction in accounts payable and accruals due to debt paid with
          shares of common stock                                                                     --           190
        Fair value of stock issued for services and deferred to future periods                      239           585
        Fair value of shares issued to acquire CSI Int'l (net of costs of registration)              --           695
        Change in net assets resulting from acquisition of CSI (net of cash acquired)                --         3,090
        Gain on extinguishment of debt                                                              349           129
        Direct costs associated with Standby Equity Distribution Agreement
          and Equity Line of Credit                                                               1,204         1,447

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                  NeoMedia Technologies, Inc. and Subsidiaries
         Unaudited Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation and Nature of Business Operations

Basis of Presentation

     The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries ("NeoMedia" or the "Company"). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 2005, the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern

       The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,950,000 and $1,440,000 for the three months ended September 30, 2005 and 2004, respectively, and net losses of $5,469,000 and $5,493,000 for the nine months ended September 30, 2005 and 2004, respectively, and has an accumulated deficit of $88,846,000 as of September 30, 2005. In addition, the Company had working capital deficit of $3,839,000 as of September 30, 2005.

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

       In addition, on December 21, 2004, NeoMedia signed a definitive Agreement and Plan of Merger to acquire and merge with BSD Software, Inc. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry. On April 4, 2005 NeoMedia and BSD filed an initial joint registration/information statement with the United States Securities and Exchange Commission (the "SEC"). NeoMedia expects to complete the merger when the SEC review is complete, the registration is declared effective and the information statement is mailed to BSD's shareholders of record. At this time, the exchange rate will be determined and closing will be held. Closing is subject to the terms and conditions outlined in the merger agreement, as well as regulatory approval of the merger and registration/information statement by the SEC. Upon the anticipated closing of the merger, NeoMedia expects to integrate a new business unit called "NeoMedia Telecom Services" encompassing Triton's business.

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

     On October 27, 2003, the Company and Cornell entered into a $20 million Standby Equity Distribution Agreement (the "2003 SEDA"). The terms of the agreement are identical to the terms of the previous Equity Line of Credit, except that the maximum "draw" under the new agreement is $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company's common stock over a two-year period. As a commitment fee for Cornell to enter into the 2003 SEDA, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years. Cornell exercised the warrants in January 2004, resulting in $500,000 cash receipts to the Company. In November 2003, the Company registered 200 million shares underlying this $20 million 2003 SEDA. In April 2004, the Company registered 40 million shares of common stock underlying warrants granted to Cornell in connection with a promissory note issued by the Company to Cornell (see "Notes Payable to Cornell" below).

     On March 30, 2005, NeoMedia and Cornell entered into a Standby Equity Distribution Agreement (the "2005 SEDA") under which Cornell agreed to purchase up to $100 million of NeoMedia common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. The shares would be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia, and NeoMedia would pay 5% of the gross proceeds of each purchase to Cornell. Concurrent with the SEDA, NeoMedia entered into an escrow agreement with Cornell and an escrow agent, under which the escrow agent holds in an escrow account shares of NeoMedia common stock, and the cash paid by Cornell for such shares, issued pursuant to an advance under the SEDA. The shares and funds can only be released upon receipt by the escrow agent of a joint disbursement instruction signed by NeoMedia and Cornell. NeoMedia expects to file a registration statement with the SEC to register the shares underlying the 2005 SEDA. The 2005 SEDA would become available at the time the SEC declares effective a registration statement containing such shares.

     As a commitment fee for Cornell to enter into the 2005 SEDA, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share, and a term of three years, and also paid a cash commitment fee of $1 million. If shares of NeoMedia's common stock underlying the warrant are covered by an effective registration statement and if the closing bid price of NeoMedia's common stock is above $0.30 for five consecutive business days, NeoMedia may force conversion of the warrant. NeoMedia also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee in connection with the 2005 SEDA. As of March 31, 2005, NeoMedia recorded the $12.3 million fair value of the warrants to "Deferred equity financing costs" and, upon effectiveness of the 2005 SEDA, will amortize this amount to additional paid-in capital straight-line over the two-year life of the 2005 SEDA.

     During the nine months ended September 30, 2005, the Company sold 19,337,119 shares of its common stock to Cornell under the 2003 SEDA. The following table summarizes funding received from Cornell during the nine-month periods ended September 30, 2005 and 2004:

                                                                            2005
                                            ------------------------------------------------------------------
                                                                                                      Nine
                                                                                                     Months
                                                First            Second             Third            Ended
                                               Quarter          Quarter            Quarter          Sept. 30
                                            ------------      ------------      ------------      ------------
Number of shares sold to Cornell               6,998,931         7,258,094         5,080,094        19,337,119

Gross Proceeds from sale of shares          $  1,709,000      $  3,219,000      $  2,130,000      $  7,058,000
Less: discounts and fees*                       (204,000)         (489,000)         (170,000)         (863,000)
                                            ------------      ------------      ------------      ------------
   Net Proceeds from sale of shares         $  1,505,000      $  2,730,000      $  1,960,000      $  6,195,000
                                            ------------      ------------      ------------      ------------

                                                                         2004
                                         ------------------------------------------------------------------
                                                                                                   Nine
                                                                                                  Months
                                             First            Second            Third              Ended
                                            Quarter          Quarter           Quarter           Sept. 30
                                         ------------      ------------      ------------      ------------
Number of shares sold to Cornell           21,282,203        29,819,873        36,685,664        87,787,740

Gross Proceeds from sale of shares       $  2,332,000      $  2,308,000      $  2,734,000      $  7,374,000
Less: discounts and fees*                    (500,000)         (465,000)         (483,000)       (1,448,000)
                                         ------------      ------------      ------------      ------------
   Net Proceeds from sale of shares      $  1,832,000      $  1,843,000      $  2,251,000      $  5,926,000
                                         ------------      ------------      ------------      ------------

* Pursuant to the terms of the 2003 SEDA , stock is valued at 98% of the lowest closing bid price during the week it is sold.

Promissory Notes Payable to Cornell

         On March 30, 2005, NeoMedia borrowed from Cornell the principal amount of $10,000,000 before discounts and fees in the form of a secured promissory note. Cornell withheld structuring and escrow fees of $68,000 related to the note. The note was originally scheduled to be repaid at a rate of $1,120,000 per month commencing May 1, 2005, which was subsequently changed to $840,000 per month, continuing until principal and interest are paid in full. The note accrues interest at a rate of 8% per annum on any unpaid principal. NeoMedia has the option to prepay any remaining principal of the note in cash without penalty. In connection with the note, NeoMedia and Cornell entered into a
Security Agreement under which the note is secured by all of NeoMedia's assets other than its patents and patent applications. NeoMedia also escrowed 25,000,000 shares of its restricted common stock as security for the note. As of September 30, 2005, NeoMedia had made payments of $4,690,000 against the principal, reducing the principal balance to $5,310,000.

         On August 6, 2004, NeoMedia borrowed from Cornell the gross amount of $2,000,000 before discounts and fees. Cornell withheld $153,000 as a fee. NeoMedia paid this note in full during 2004.

         On July 2, 2004, NeoMedia borrowed from Cornell the gross amount of $1,000,000 before discounts and fees. Cornell withheld $76,000 as a fee. NeoMedia paid this note in full during 2004.

         On April 8, 2004, NeoMedia borrowed from Cornell the gross amount of $1,000,000 before discounts and fees. Cornell withheld $76,000 as a fee. NeoMedia paid this note in full during 2004.

         On January 20, 2004, NeoMedia borrowed from Cornell the gross amount of $4,000,000 before discounts and fees. Of the $4,000,000 funding, $2,500,000 was used to fund the acquisition of CSI International, Inc. during February 2004. Cornell withheld $315,000 as a fee. NeoMedia paid this note in full during 2004.

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

Other Events

     During February 2004, the Company entered into a Consulting Agreement with an unrelated third party, under which the consultant will provide sales and marketing services relating to the Company's Micro Paint business unit over a period of three years. As consideration for the contract, the Company issued 6,055,556 options with an exercise price of $0.01 to the consultant. The fair value of the options at the time of issuance was $550,000. The Company is recognizing the fair value as sales and marketing expense over the term of the contract (three years). The contract was terminated during the second quarter of 2005, accordingly, the Company recognized professional services expense of $267,000 to write off the remaining deferred stock compensation. The Company recognized $368,000 and $81,000 in expense relating to the contract during the six month periods ended June 30, 2005 and 2004, respectively.

         On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc. ("PUPS")(OTCBB:PUPS) restricted common stock. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. The 8,333,333 shares represent approximately 5.8% of PUPS outstanding shares (based on 125,249,954 PUPS shares outstanding as of September 30, 2004). Because the investment represents less than 20% of PUPS outstanding shares, NeoMedia has recorded the investment at cost and analyze it for impairment going forward. As of September 30, 2005, NeoMedia has recorded an impairment of $133,000 due to the decrease in the quoted market price.

         On February 25, 2005, NeoMedia signed two non-binding Letters of Intent to acquire up to 100% of Automotive Preservation, Inc. ("AP"), a distributor of automotive paint and accessory products, from AP's parent company, PUPS. The first Letter of Intent calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second Letter of Intent, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second Letter of Intent also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both Letter of Intent are non-binding and subject to due diligence by NeoMedia and AP. On September 21, 2005, the BOD approved to change the deal structure for the acquisition of AP, so that the Company would acquire only 30% of AP for a total purchase price of $1.6 million of which $600K would be paid in cash and $446K would be paid through the assumption of debt, and $554K through the issuance of restricted Neomedia stock. Neomedia will not acquire the remaining 70% of AP under the new structure.

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

         On May 13, 2005, the European Patent Office (EPO) issued a Notice of Allowance based on proceedings conducted during April 2005 in The Hague. Recognition by the EPO extends the patents for NeoMedia's core technology - the use of bar codes and other unique identifiers to automatically link to content on the Internet - to Austria, Belgium, France, Germany, Liechtenstein, Luxembourg, the Netherlands, Sweden, Switzerland and the United Kingdom.

         On June 20, 2005, NeoMedia announced that it has signed a Letter of Intent with WI-THO AS of Oslo, Norway, where WI-THO AS will become the exclusive distributor of NeoMedia's micro paint repair products, systems and licenses to automotive service facilities throughout Demark, Sweden and Norway. Based in Oslo, Norway, WI-THO AS is a new company formed to specialize in products and services involving micro paint repairs for automobiles in Denmark, Sweden and Norway.

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

       On July 27, 2005, NeoMedia signed a non-binding Letter of Intent to acquire Mobot(TM), Inc. ("Mobot"), of Lexington, Massachusetts. Mobot develops and commercializes mobile visual search technologies. The Mobot letter of intent calls for NeoMedia to acquire all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in shares of NeoMedia common stock. The letter of intent is subject to due diligence by both parties.

         On July 28, 2005, NeoMedia loaned Mobot the principal amount of $600,000 in the form of an unsecured promissory note. The Note accrues interest at a rate of 6% per annum. The Note will be forgiven upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of Mobot by NeoMedia, as contemplated by the Letter of Intent. In the event the acquisition is not consummated, the Note will become due 90 days after written notice of cancellation of the Letter of Intent. In the event the Letter of Intent is terminated and the Note is not repaid within 90 days of such cancellation, the note will convert into shares of Mobot common stock with a value equal to the unpaid principal and accrued interest on the Note.

         In the event a definitive purchase agreement is not executed by the parties, or the Mobot letter of intent is not terminated by September 26, 2005, Mobot has the right to demand an additional $200,000 loan from NeoMedia. On September 26, 2005, Mobot exercised its right and received the additional $200,000 loan. Further, in the event a definitive purchase agreement is not executed by the parties or the Letter of Intent is not terminated by October 26, 2005, Mobot has the right to demand an additional $200,000 loan from NeoMedia. On October 26, 2005, Mobot exercised its right and received the additional $200,000 loan. Both of the additional loans are in the form of unsecured promissory notes subject to the same terms as the original $600,000 note.

         On August 30, 2005, NeoMedia signed a definitive distribution agreement to bring its NeoMedia Micro Paint Repair business to the People's Republic of China, as well as be a distributor of other automotive aftermarket products. The agreement, signed with Beijing Sino-US Jinche Yingang Auto Technological Services Limited ("Jinche"), a joint venture operating under the laws of the People's Republic of China, calls for Jinche to serve as a non-exclusive distributor and user of NeoMedia's micro paint repair products, systems and licenses at its automotive service facilities throughout China. The agreement also calls for Jinche to buy certain automotive aftermarket repair and environmental protection products from NeoMedia.

         On September 27, 2005, NeoMedia signed a definitive distribution agreement to bring its NeoMedia Micro Paint Repair business to Mexico and Latin America, as well as be a distributor of other automotive aftermarket products. The agreement, signed with Micropaint de Mexico, S.A. ("Micropaint de Mexico"), calls for Micropaint de Mexico to serve as an exclusive distributor of NeoMedia's micro paint repair products, systems and licenses to automotive service facilities throughout Mexico and Latin America. The Agreement also calls for Micropaint de Mexico to buy certain automotive aftermarket repair and environmental protection products from NeoMedia. Founded earlier this year and based in Monterrey, Mexico, Micropaint de Mexico specializes in providing automotive aftermarket products throughout Mexico and Latin America.

         On September 30, 2005, NeoMedia entered into a mobile marketing alliance and co-marketing agreement with advertising agency Arnold Worldwide ("Arnold"), centered on NeoMedia's patented PaperClick(R) technology platform. The agreement calls for Arnold and NeoMedia to work together to develop opportunities and marketing campaigns utilizing PaperClick. NeoMedia will provide technical and sales support for presentations, marketing programs and campaigns conceived and developed by Arnold for its clients.

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

       The investments in marketable securities are summarized as follows:

                                                As of September 30, 2005
                      ----------------------------------------------------------------------------
                         Amortized           Unrealized         Unrealized              Fair
                           Cost             Holding Gain      Holding Losses            Value
                      ---------------     ---------------     ---------------      ---------------
Available-for-sale        $250,000            $   --             ($133,000)           $117,000

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

      It is not practicable to estimate the fair value of the Company's 17% investment in the common stock of i-Point Media Ltd. and its investments of 250,000 shares of preferred stock of Intactis Software, Inc., because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the total carrying amount of $1,250,000 in the investments in iPoint Media Ltd. and Intactis Software, Inc. at September 30, 2005 was not impaired.

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

                                        September 30, 2005
                                        ------------------
        Outstanding Stock Options            77,629,221
        Outstanding Warrants                 72,775,000

Pro-forma Information Required by SFAS 148

     At September 30, 2005, the Company has five stock-based employee compensation plans (the 2003 Stock Incentive Plan, the 2003 Stock Option Plan, the 2002 Stock Option Plan, the 1998 Stock Option Plan, and the 1996 Stock Option Plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                            Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                           --------------------      --------------------
                                             2005         2004         2005         2004
                                           -------      -------      -------      -------
Net Loss, as reported                      ($1,950)     ($1,440)     ($5,469)     ($5,493)
Compensation recognized under APB 25            --           --           --            9
Compensation recognized under SFAS 123      (1,080)        (372)      (2,760)      (1,073)
                                           -------      -------      -------      -------
  Pro-forma net loss                       ($3,030)     ($1,812)     ($8,229)     ($6,557)
                                           =======      =======      =======      =======
Net Loss per share:
Basic and diluted - as reported            ($ 0.00)     $  0.00      ($ 0.01)     ($ 0.02)
                                           =======      =======      =======      =======
Basic and diluted - pro-forma              ($ 0.01)     ($ 0.01)     ($ 0.02)     ($ 0.02)
                                           =======      =======      =======      =======

Subsequent Events

         On October 4, 2005, NeoMedia signed a definitive distribution agreement to bring its NeoMedia Micro Paint Repair business to Scandinavia. The agreement, signed with WITHO-AS of Oslo, Norway ("WITHO-AS"), calls for WITHO-AS to serve as an exclusive distributor of NeoMedia's micro paint repair products, systems and licenses to automotive service facilities throughout Denmark, Sweden, and Norway. Based in Oslo, Norway, WI-THO AS is a new company formed to specialize in products and services involving micro paint repairs for automobiles in Denmark, Sweden and Norway.

         During October 2005, the copyright lawsuit brought by Scanbuy, Inc. against NeoMedia was dismissed by the U.S. District Court for the Eastern District of Pennsylvania. The court also issued an injunction that prohibits LScan, Inc., against whom NeoMedia won a default judgment in 2004 in its patent infringement case against LScan, from using any technology or application that employs any NeoMedia patents.

Segment Reporting

       As of September 30, 2005 NeoMedia was structured and evaluated by its Board of Directors and Management as three distinct business units:

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

       Consolidated net sales, net operating losses by geographic area for the three-month and nine-month periods ended September 30, 2005 and 2004, and long-lived assets by geographic area as of September 30, 2005, were as follows:

                                      (in thousands)
                        ----------------------------------------------
                          Three Months Ended        Nine Months Ended
                            September 30,             September 30,
                        --------------------      --------------------
                          2005         2004         2005         2004
                        -------      -------      -------      -------
Net Sales:
      United States     $   244      $   234      $ 1,204      $   757
      Canada                192          237          517          512
                        -------      -------      -------      -------
                        $   436      $   471      $ 1,721      $ 1,269
                        -------      -------      -------      -------

Net (Loss)/Income:
      United States     ($2,029)     ($1,019)     ($4,911)     ($4,508)
      Canada                 79         (421)        (558)        (985)
                        -------      -------      -------      -------
                        ($1,950)     ($1,440)     ($5,469)     ($5,493)
                        -------      -------      -------      -------

Long-Lived Assets
      United States     $ 5,699
      Canada              2,834
                        -------
                        $ 8,533
                        -------

       Consolidated net sales, net operating losses for the three-month and nine-month periods ended September 30, 2005 and 2004, and identifiable assets as of September 30, 2005, were as follows:

                                                                       (in thousands)
                                                     --------------------------------------------------
                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                     ----------------------      ----------------------
                                                       2005          2004          2005          2004
                                                     --------      --------      --------      --------
Net Sales:
      NeoMedia Consulting & Integration Services     $    158      $    230      $    554      $    711
      NeoMedia Internet Switching Service                  35             4           208            46
      NeoMedia Micro Paint Repair                         243           237           959           512
                                                     --------      --------      --------      --------
                                                     $    436      $    471      $  1,721      $  1,269
                                                     --------      --------      --------      --------

Net Loss:
      NeoMedia Consulting & Integration Services     ($   911)     ($   189)     ($ 2,299)     ($   682)
      NeoMedia Internet Switching Service                (640)         (482)       (1,863)       (1,326)
      NeoMedia Micro Paint Repair                        (399)         (421)       (1,307)         (985)
      Amortization of Cornell Debt Discount                --          (348)           --        (2,500)
                                                     --------      --------      --------      --------
                                                     ($ 1,950)     ($ 1,440)     ($ 5,469)     ($ 5,493)
                                                     --------      --------      --------      --------

Identifiable Assets
      NeoMedia Consulting & Integration Services     $    241
      NeoMedia Internet Switching Service               3,654
      NeoMedia Micro Paint Repair                       3,416
      Corporate                                         7,976
                                                     --------
                                                     $ 15,287
                                                     --------

Effect Of Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact SFAS 123R will have on our consolidated financial statements.

         In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

         In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

         In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

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

         On August 30, 2005, NeoMedia signed a distribution agreement with Jinche Yingang Automobile Co. of Beijing, China ("Jinche"), under which Jinche will act as a distributor of automotive products in China. Jinche is a Beijing PRC-registered company specializing in automobile sales, financing, insurance and repair. NeoMedia will supply Jinche with its micro paint repair products, as well as various other automotive aftermarket products from other manufacturers.

         On September 27, 2005, NeoMedia signed a definitive distribution agreement to bring its NeoMedia Micro Paint Repair business to Mexico and Latin America, as well as be a distributor of other automotive aftermarket products. The agreement, signed with Micropaint de Mexico, S.A. ("Micropaint de Mexico"), calls for Micropaint de Mexico to serve as an exclusive distributor of NeoMedia's micro paint repair products, systems and licenses to automotive service facilities throughout Mexico and Latin America. The Agreement also calls for Micropaint de Mexico to buy certain automotive aftermarket repair and environmental protection products from NeoMedia. Founded earlier this year and based in Monterrey, Mexico, Micropaint de Mexico specializes in providing automotive aftermarket products throughout Mexico and Latin America.

         On October 4, 2005, NeoMedia signed a definitive distribution agreement to bring its NeoMedia Micro Paint Repair business to Scandinavia. The agreement, signed with WITHO-AS of Oslo, Norway ("WITHO-AS"), calls for WITHO-AS to serve as an exclusive distributor of NeoMedia's micro paint repair products, systems and licenses to automotive service facilities throughout Denmark, Sweden, and Norway. Based in Oslo, Norway, WI-THO AS is a new company formed to specialize in products and services involving micro paint repairs for automobiles in Denmark, Sweden and Norway.

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

       Mobot, Inc. On July 27, 2005, NeoMedia signed a non-binding Letter of Intent to acquire Mobot, Inc., a pioneer and leader in mobile visual search technologies. The Letter of Intent calls for NeoMedia to acquire all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in shares of NeoMedia common stock. The Letter of Intent is subject to due diligence by both parties, currently in process.

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

      In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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

Results Of Operations For The Three Months Ended September 30, 2005 As Compared To The Three Months Ended September 30, 2004

     Net sales. Total net sales for the three months ended September 30, 2005 were $436,000, which represented a decrease of $35,000, or 7%, from $471,000 for the three months ended September 30, 2004. This decrease primarily resulted from reduced recognition of deferred revenue relating to software maintenance and proprietary license revenue in the consulting and integration services business unit. NeoMedia could realize an increase in net sales over the next 12 months with the anticipated acquisitions of BSD Software, Inc. and Mobot, Inc., and if the Company is successful in implementing its PaperClick go-to-market strategy and/or its business plan for its Micro Paint Repair business unit.

      License fees. License fees were $88,000 for the three months ended September 30, 2005, compared with $96,000 for the three months ended September 30, 2004, a decrease of $8,000, or 8%. The decrease was due primarily to reduced recognition of deferred revenue relating to proprietary license revenue in the consulting and integration services business unit. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $33,000, or 24%, to $105,000 for the three months ended September 30, 2005, as compared to $138,000 for the three months ended September 30, 2004. This decrease primarily resulted from reduced recognition of deferred revenue relating to software maintenance products. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the three months ended September 30, 2005, rather than the three months ended September 30, 2004.

     Micro paint repair products and services. Sales of micro paint repair products and services were $243,000 for the three months ended September 30, 2005, compared with $237,000 for the three months ended September 30, 2004 an increase of $6,000 or 3%. The increase resulted primarily from the sale of additional micro paint repair systems since September 30, 2004. NeoMedia expects micro paint-related sales to more closely resemble the results for the three months ended September 30, 2005, rather for the three months ended three months ended September 30, 2004. NeoMedia could realize an increase in net sales over the next 12 months if the Company is successful in implementing its business plan for its Micro Paint Repair business unit, including revenue from distribution agreements signed in 2005 with distributors in China, New Zealand, Scandinavia, and Mexico.

     Cost of license fees. Cost of license fees was $54,000 for the three months ended September 30, 2005, an increase of $25,000, or 32%, compared with $79,000 for the three months ended September 30, 2004. Cost of license fees represents amortizatin of revenue generating intangible assets.

     Cost of resales of software and technology equipment and service fees. Cost of resales of software and technology equipment and service fees was $67,000 for the three months ended September 30, 2005, a decrease of $80,000, or 54%, compared with $147,000 for the three months ended September 30, 2004. The decrease resulted from decreased resales in 2005 compared with 2004. Cost of resales as a percentage of related resales was 64% in 2005, compared to 107% in 2004. This decrease has a direct correlation to the decrease in revenue. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

     Cost of micro paint repair products and services. Cost of micro paint repair products and services was $214,000 for the three months ended September 30, 2005, compared with $151,000 for the three months ended September 30, 2004, an increase of $63,000 or 42%. The increase was primarily due to addition of fixed costs associated with the new micro paint facility located in Fort Myers, Florida. NeoMedia expects cost of micro paint will increase proportionate to any increase in sales of micro paint products over the next 12 months.

     Gross Profit. Gross profit was $101,000 for the three months ended September 30, 2005, an increase of $7,000, or 7%, compared with gross profit of $94,000 for the three months ended September 30, 2004. This increase was primarily the result of decreased resales in 2005 compared to 2004 offset by the addition of fixed costs associated with the new micro paint facility located in Fort Myers, Florida.

     Sales and marketing. Sales and marketing expenses were $834,000 for the three months ended September 30, 2005, compared to $514,000 for the three months ended September 30, 2004, an increase of $320,000 or 62%. The increase is a result of the addition of the micro paint business sales force and cost associated with marketing and promotion of the Company's PaperClick and micro paint repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the anticipated acquisitions of BSD Software, Inc. and Mobot, Inc., and the continued development and anticipated rollout of the PaperClick and Micro Paint Repair businesses.

     General and administrative. General and administrative expenses increased by $340,000, or 66%, to $856,000 for the three months ended September 30, 2005, compared to $516,000 for the three months ended September 30, 2004. The increase resulted primarily from additional personnel and higher legal and professional fees in 2005 resulting from pending acquisitions and registration filings. NeoMedia expects general and administrative expense to increase over the next 12 months with the potential acquisition of BSD Software and Mobot, Inc.

     Research and development. During the three months ended September 30, 2005, NeoMedia charged to expense $285,000 of research and development costs, an increase of $171,000 or 150% compared to $114,000 for the three months ended September 30, 2004. The increase is primarily due to the amortization of the micro paint chemical formulations and proprietary process during 2005, as well as additional development resources added to the PaperClick product line. NeoMedia expects research and development costs to increase over the next 12 months with the anticipated acquisitions of BSD Software, Inc. and Mobot, Inc., and the continued development efforts related to the anticipated rollout of NeoMedia's PaperClick product suite.

     Gain/(loss) on extinguishment of debt. During the three months ended September 30, 2005, NeoMedia recognized a gain on extinguishment of debt of $1,000, a decrease of $5,000 or 83% compared to a gain of $6,000 during the three months ended September 30, 2004. These gains resulted from a discount in settlement of debt and/or the difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

     Amortization of debt discount. During the three months ended September 30, 2004, NeoMedia recognized an amortization of debt issuance cost of $334,000. This cost is related to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell Capital Partners by NeoMedia during January 2004. No amortization of debt issuance cost was recognized during the three months ended September 30, 2005.

     Interest (expense) / income. Interest expense consists primarily of interest accrued on notes payable and past due account balances. Interest income consists primarily of interest earned on cash equivalent investments. During the three months ended September 30, 2005, NeoMedia recognized interest expense of $77,000, an increase of $15,000 or 24% compared to interest expense of $62,000 during the three months ended September 30, 2004. The change is primarily due to interest accrued on a $10 million note payable to Cornell Capital Partners in 2005, offset by increased interest income resulting from higher cash balances in 2005.

     Net Loss. The net loss for the three months ended September 30, 2005 was $1,950,000, which represented increase of $510,000, or 35% from a loss of $1,440,000 for the three months ended September 30, 2004. The increase resulted primarily from expenses relating to increased sales, marketing, general and administrative expenses relating to the rollout of the Company's micro paint repair and PaperClick business units, as well as increased professional fees.

Results Of Operations For The Nine Months Ended September 30, 2005 As Compared To The Nine Months Ended September 30, 2004

     Net sales. Total net sales for the nine months ended September 30, 2005 were $1,721,000, which represented an increase of $452,000, or 36%, from $1,269,000 for the nine months ended September 30, 2004. This increase resulted from revenue generated by the Company's micro paint repair business unit acquired in February 2004, as well as licensing fees from the settlement of the patent lawsuits lawsuit. This revenue increase was offset by reduced recognition of deferred revenue relating to software maintenance and proprietary license revenue in the consulting and integration services business unit. NeoMedia could realize an increase in net sales over the next 12 months with the anticipated acquisitions of BSD Software, Inc. and Mobot, Inc., and if the Company is successful in implementing its PaperClick go-to-market strategy and/or its business plan for its Micro Paint Repair business unit.

     License fees. License fees were $426,000 for the nine months ended September 30, 2005, compared with $256,000 for the nine months ended September 30, 2004, an increase of $170,000, or 66%. The increase was due primarily to licensing fees from settlement of the patent lawsuits in 2005. NeoMedia could realize an increase in license fees over the next 12 months if the Company is successful in implementing its PaperClick go-to-market strategy.

     Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $165,000, or 33%, to $336,000 for the nine months ended September 30, 2005, as compared to $501,000 for the nine months ended September 30, 2004. This decrease primarily resulted from reduced recognition of deferred revenue relating to software maintenance revenue in the consulting and integration services business unit. NeoMedia intends to continue to pursue additional resales of equipment, software and services. NeoMedia expects resales to more closely resemble the results for the nine months ended September 30, 2005, rather than the nine months ended September 30, 2004.

     Micro paint repair products and services. Sales of micro paint repair products and services were $959,000 for the nine months ended September 30, 2005, compared with $512,000 for the nine months ended September 30, 2004, an increase of $447,000 or 87%. The increase was primarily from a $290,000 sale of products to Micro Paint Repair Australasia, NeoMedia's distributor in the Australia and New Zealand market, as well as an increase in the number of active paint systems since September 30, 2004. NeoMedia expects sales of micro paint to more closely resemble the results for the nine months ended September 30, 2005, rather than the nine months ended September 30, 2004.

     Cost of license fees. Cost of license fees was $302,000 for the nine months ended September 30, 2005, a increase of $53,000, or 21%, compared with $249,000 for the nine months ended September 30, 2004. Cost of license fees represents amortization of revenue generating intangible assets.

     Cost of resales of software and technology equipment and service fees. Cost of resales of software and technology equipment and service fees was $208,000 for the nine months ended September 30, 2005, a decrease of $272,000, or 57%, compared with $480,000 for the nine months ended September 30, 2004. The decrease resulted from decreased resales in 2005 compared with 2004. Cost of resales as a percentage of related resales was 62% in 2005, compared to 96% in 2004. This decrease is mainly due to revenue in 2005 resulting from higher-margin maintenance contracts. NeoMedia expects costs of resales to fluctuate with the mix of sales of equipment, software, and services over the next 12 months.

     Cost of micro paint repair products and services. Cost of micro paint repair products and services was $724,000 for the nine months ended September 30, 2005, compared with $376,000 for the period between February 6, 2004 through September 30, 2004, an increase of $348,000 or 93%. The increase was primarily due to of the cost of sale of products to Micro Paint Repair Australasia, NeoMedia's distributor in the Australia and New Zealand market, the cost of sale of products in relation to increased sales and the fixed costs associated with the new micro paint facility located in Fort Myers, Florida. NeoMedia expects cost of micro paint will increase proportionate to any increase in sales of micro paint products over the next 12 months.

     Gross Profit. Gross profit was $487,000 for the nine months ended September 30, 2005, an increase of $323,000, or 197%, compared with gross profit of $164,000 for the nine months ended September 30, 2004. This increase was primarily the result of increased micro paint sales, and high-margin patent license fees in 2005 compared with 2004.

     Sales and marketing. Sales and marketing expenses were $2,859,000 for the nine months ended September 30, 2005, compared to $1,461,000 for the nine months ended September 30, 2004, an increase of $1,398,000 or 96%. The increase is a result of the addition of the micro paint business sales force, non-cash recognition of professional services expense due to the cancellation of consulting contract originally recorded as deferred stock compensation, and cost associated with marketing and promotion of the Company's PaperClick and micro paint repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the anticipated acquisitions of BSD Software, Inc. and Mobot, Inc., and the continued development and anticipated rollout of the PaperClick and Micro Paint Repair businesses.

     General and administrative. General and administrative expenses increased by $1,124,000, or 87%, to $2,417,000 for the nine months ended September 30, 2005, compared to $1,293,000 for the nine months ended September 30, 2004. The increase resulted primarily from additional personnel and higher legal and professional fees in 2005 resulting from pending acquisitions and registration filings. NeoMedia expects general and administrative expense to increase over the next 12 months with the potential acquisition of BSD Software and Mobot, Inc.

     Research and development. During the nine months ended September 30, 2005, NeoMedia charged to expense $629,000 of research and development costs, an increase of $275,000 or 78% compared to $354,000 for the nine months ended September 30, 2004. The increase is primarily due to the amortization of the micro paint chemical formulations and proprietary process during 2005, as well as additional development resources added to the PaperClick product line. NeoMedia expects research and development costs to increase over the next 12 months with the anticipated acquisitions of BSD Software, Inc. and Mobot, Inc., and the continued development efforts related to the anticipated rollout of NeoMedia's PaperClick product suite.

     Gain on extinguishment of debt. During the nine months ended September 30, 2005, NeoMedia recognized a gain on extinguishment of debt of $172,000, an increase of $43,000 or 33% compared to a gain of $129,000 during the nine months ended September 30, 2004. These gains resulted from the difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

     Amortization of debt discount. During the nine months ended September 30, 2004, NeoMedia recognized an amortization of debt issuance cost of $2,500,000. This cost is related to the amortization of the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell Capital Partners by NeoMedia during January 2004. No amortization of debt issuance cost was recognized during the nine months ended September 30, 2005.

     Interest (expense) / income. Interest expense consists primarily of interest accrued on notes payable and past due account balances. Interest income consists primarily of interest earned on cash equivalent investments. During the nine months ended September 30, 2005, NeoMedia recognized interest expense of $223,000, an increase of $45,000 or 25% compared to interest expense of $178,000 during the nine months ended September 30, 2004. The change is primarily due to interest accrued on a $10 million note payable to Cornell Capital Partners in 2005, offset by increased interest income resulting from higher cash balances in 2005.

     Net Loss. The net loss for the nine months ended September 30, 2005 was $5,469,000, which represented a decrease of $24,000, or 1% from a loss of $5,493,000 for the nine months ended September 30, 2004. The decrease in net loss resulted primarily from increased revenue and gross margin relating to the micro paint repair business and settlement of patent lawsuits, as well as expenses relating to the amortization of debt discount in 2004. These increases were offset by increased sales, marketing, general and administrative expenses relating to the rollout of the Company's micro paint repair and PaperClick business units in 2005.

Liquidity and Capital Resources

     Net cash used in operating activities was $5,951,000 for the nine months September 30, 2005, compared with $3,500,000 for the nine months ended September 30, 2004. NeoMedia's net cash flow used in investing activities for the nine months ended September 30, 2005 and 2004 was $2,326,000 and $212,000,
respectively. Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was $10,292,000 and $5,430,000, respectively.

     During the nine months ended September 30, 2005 and 2004, NeoMedia's net loss totaled $5,469,000 and $5,493,000, respectively. As of September 30, 2005, NeoMedia had accumulated losses from operations of $88,846,000, had a working capital deficit of $3,839,000, and $4,673,000 in cash balances.

     The accompanying condensed consolidated financial statements have been prepared assuming NeoMedia will continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments that might result from NeoMedia's inability to continue as a going concern.

     On March 30, 2005, NeoMedia obtained $9.9 million cash from Cornell Capital Partners in the form of a promissory note with a face value of $10 million. As of September 30, 2005, NeoMedia had made payments totaling $4.7 million against the principal of the note.

     As of September 30, 2005, NeoMedia had drawn $14.3 million against its current $20 million 2003 Standby Equity Distribution Agreement with Cornell Capital Partners, leaving an available balance of $5.7 million. During the three- and nine-month periods ended September 30, 2005, NeoMedia sold approximately 5.1 million and 19.3 million shares, respectively, to Cornell under the 2003 SEDA. NeoMedia expects to use proceeds from the 2003 SEDA to repay all or a portion of the $10 million promissory note funded by Cornell. The Company expects to use the cash proceeds as future working capital and to fund potential acquisitions.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's first three fiscal quarters ended September 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the first three fiscal quarters ended September 30, 2005, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-QSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On November 9, 2005, NeoMedia filed a definitive proxy statement, submitting to a vote of securities holders the following items: (i) re-election of its current five directors, (ii) ratification of Stonefield Josephson, Inc. as NeoMedia's auditors for the fiscal year ended December 31, 2005, and (iii) approval of a 2005 stock option plan that would reserve up to 60 million shares to be issued underlying employee stock options. The shareholder meeting is scheduled for December 16, 2005.

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

Scanbuy, Inc.

     On January 23, 2004, NeoMedia filed suit against Scanbuy, Inc. ("Scanbuy") in the Northern District of Illinois, claiming that Scanbuy has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia's patents. The complaint stated that on information and belief, Scanbuy had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents-in-suit. On April 15, 2004, the court dismissed the suits against Scanbuy for lack of personal jurisdiction.

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

         On October 19, 2005, Wachovia Bank, N.A. filed a complaint against NeoMedia in the twentieth judicial circuit court of Lee County, Florida, seeking payment of $97,000 of rent from previous years. NeoMedia is preparing its response.

ITEM 2.  UNREGISTERED  SALES OF EQUITY  SECURITIES  AND USE OF PROCEEDS (a),
         (b), (c) AND (d)

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

Exhibit No.     Description                                             Location
-----------     ----------------------------------------------------    --------
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


(b)      Reports on Form 8-K:

         NeoMedia  filed a report on Form 8-K on August 1, 2005 with  respect to
Item 8.01 and 1.01, reporting that it had entered into a non-binding Letter of Intent to acquire Mobot, Inc, and had loaned Mobot $600,000 in the form of an unsecured promissory note.

         NeoMedia  filed a report on Form 8-K on August 31, 2005 with respect to
Item 1.01, reporting that it had entered into a paint distribution agreement with Beijing Sino-US Jinche Yingang Auto Technological Services Limited, under which Jinche would distribute NeoMedia's paint products to its locations throughout China.

         NeoMedia filed a report on Form 8-K on September 29, 2005 with respect to Item 1.01, reporting that it had entered into a paint distribution agreement with Micropaint de Mexico, under which Micropaint de Mexico would distribute NeoMedia's paint products throughout Mexico and Latin America.

         NeoMedia filed a report on Form 8-K, on October 6, 2005, with respect to Item 1.01, reporting that it had entered into a paint distribution agreement with WI-THO AS, under which WI-THO AS would distribute NeoMedia's paint products throughout Scandinavia.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEOMEDIA TECHNOLOGIES, INC.
                                           Registrant

Date:    November 17 2005                  By:    /s/ Charles T. Jensen
         -----------------                 --------------------------------
                                           Charles T. Jensen, President, Chief
                                           Executive Officer, and Director


Date:    November 17, 2005                 By:    /s/ David A. Dodge
         -----------------                 --------------------------------
                                           David A. Dodge, Vice President,
                                           Chief Financial Officer and
                                           principal accounting officer