Form 10KSB
period 2005-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2006-03-30
CIK 1022701

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

                   For the Fiscal Year Ended December 31, 2005

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period            to
                                      ----------    ----------
                         Commission File Number 0-21743

                           NEOMEDIA TECHNOLOGIES, INC.
                      (Exact Name of Issuer in Its Charter)

                Delaware                                      36-3680347
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

    2201 Second Street, Suite 600
        Fort Myers, Florida                                     33901
(Address of Principal Executive Offices)                     (Zip Code)

          Issuer's Telephone Number (Including Area Code) 239-337-3434

         Securities Registered Under Section 12(b) of the Exchange Act:

    Title of Each Class                              Name of each exchanged
Common Stock, par value $.01                           on which registere
                                                Over-the-Counter Bulletin Board

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-X is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

      Issuer's consolidated revenue for its most recent fiscal year was $2,156,000.

      The aggregate market value of the voting stock held by non-affiliates of the issuer based on the price at which shares of common stock closed on the Over-the-Counter Bulleting Board on February 28, 2006 ($0.39) was $210,089,000. Determination of stock ownership by non-affiliates is made solely for purposes of responding to the requirements of the form and the registrant is not bound by this determination for any other purpose.

      As of February 28, 2006, there were outstanding 601,789,324 shares of the issuer's Common Stock.

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

ITEM 1.  DESCRIPTION OF BUSINESS

General

      NeoMedia develops proprietary technologies that link physical information and objects to the Internet marketed under the "PaperClick(R)" brand name. NeoMedia has also developed an extensive patent portfolio covering convergence of the physical world and the Internet.

      During 2005, NeoMedia continued its efforts to commercialize its PaperClick and Micro Paint Repair businesses both in North America and overseas. As part of the commercialization efforts, NeoMedia began to implement an aggressive growth campaign focusing on expansion through acquisition and globalization. As a result, during the first quarter of 2006 NeoMedia completed acquisitions of Mobot, Inc., 12Snap AG, Sponge Ltd., and Gavitec AG, and BSD Software, Inc., and also signed a letter of intent to acquire Hip Cricket, Inc. (see below for additional discussion of acquisitions)

      The Company has adopted a code of ethics, as required by the rules of the SEC (attached as exhibit 10.55 hereto). This code of ethics applies to all of the Company's directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any stockholder who requests such information.

Company Structure

      During the year ended December 31, 2005, NeoMedia was structured and evaluated by its Board of Directors and Management as three distinct business units:

      -     NeoMedia Internet Switching Software (NISS),

      -     NeoMedia Micro Paint Repair (NMPR)

      -     NeoMedia Consulting and Integration Services (NCIS), and

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

      NCIS is the original business line upon which the Company was founded. This unit resells client-server equipment and related software, and general and specialized consulting services. As a result of decreased demand for systems integration products, and increased consolidation and competition in the industry in general, during 2005 resources allocated to the NCIS business unit were increasingly used in sales and business development efforts associated with the NISS business unit. During February 2006, NeoMedia's Board of Directors elected to formally wind down the NCIS business unit. As a result, during February 2006, NeoMedia closed its Lisle, Illinois facility out of which the NCIS business unit was based. NeoMedia does, however, plan to continue servicing existing contracts and customers.

      Following the completion of the acquisitions of 12Snap, Sponge, Gavitec, Mobot and during the first quarter of 2006, NeoMedia expects to operate as three business units during 2006:

            -     NeoMedia    Mobile    (NMM)    -    encompassing    NeoMedia's
                  physical-world-to-internet and mobile marketing technologies branded under PaperClick, 12Snap, Sponge, Gavitec and Mobot

            -     NeoMedia Micro Paint Repair (NMPR)

            - NeoMedia Telecom Services (NTS) - encompassing the BSD/Triton business line

Company History

      NeoMedia was incorporated under the laws of the State of Delaware on July 29, 1996, to acquire by tax-free merger Dev-Tech Associates, Inc., NeoMedia's predecessor, which was organized in Illinois in December 1989. In March 1996, Dev-Tech's common stock was split, with an aggregate of 2,551,120 shares of common stock being issued in exchange for the 164 then-issued and outstanding shares of common stock. On August 5, 1996, NeoMedia acquired all of the shares of Dev-Tech in exchange for the issuance of shares of NeoMedia's common stock to Dev-Tech's stockholders.

      As of December 31, 2005, NeoMedia also has the following wholly-owned subsidiaries: NeoMedia Micro Paint Repair, Inc., incorporated in Nevada; NeoMedia Migration, Inc., incorporated in Delaware; Distribuidora Vallarta, S.A., incorporated in Guatemala (a dormant subsidiary); NeoMedia Technologies of Canada, Inc., incorporated in Canada (a dormant subsidiary); NeoMedia Tech, Inc., incorporated in Delaware (a dormant subsidiary); NeoMedia EDV GMBH, incorporated in Austria (a dormant subsidiary); NeoMedia Technologies Holding Company B.V., incorporated in the Netherlands (a dormant subsidiary); NeoMedia Technologies de Mexico S.A. de C.V., incorporated in Mexico (a dormant subsidiary); NeoMedia Migration de Mexico S.A. de C.V., incorporated in Mexico (a dormant subsidiary); NeoMedia Technologies do Brazil Ltd., incorporated in Brazil (a dormant subsidiary); and NeoMedia Technologies UK Limited, incorporated in the United Kingdom (a dormant subsidiary). In October 2004, NeoMedia established NeoMedia Telecom Services, Inc. in Nevada for the purpose of acquiring BSD. In October 2004, NeoMedia established Mobot Acquisition, Inc. in Delaware for the purpose of acquiring Mobot. Subsequent to the completion of the acquisition of Mobot in February 2006, the name of this subsidiary was changed to Mobot, Inc.

      During the first quarter of 2006, NeoMedia also acquired 12Snap AG and Gavitec AG, both incorporated in Germany, and Sponge Ltd., incorporated in the United Kingdom.

Recent Developments

     $27 Million Preferred Stock Sale

      On February 17, 2006, NeoMedia entered into an investment agreement (the "Investment Agreement") with Cornell Capital Partners, LP ("Cornell"). Pursuant to the Investment Agreement, the Company issued and sold to Cornell Twenty-Seven Million Dollars (US $27,000,000) of Series C Preferred Shares (the "Series C Preferred Shares"), of which (i) Three Million Two Hundred Eight Thousand Seven Hundred Two Dollars ($3,208,702) were purchased by Cornell for consideration solely consisting of surrendering that certain promissory note, dated March 30, 2005 in the original principal amount of Ten Million Dollars (US $10,000,000) issued in the name of Cornell, (ii) Eighteen Million Seven Hundred Ninety-One Thousand Two Hundred Ninety-Eight Dollars (US $18,791,298) were purchased by additional funding (consisting of $16,791,298 of immediately available funds and $2,000,000 of securities) from Cornell as of February 17, 2006, and (iii) Five Million Dollars (US $5,000,000) shall be purchased by an additional funding by Cornell on the date a registration statement filed by the Company pursuant to the terms of that certain investor registration rights agreement, dated February 17, 2006 by and between the Company and Cornell is declared effective by the U.S. Securities and Exchange Commission. The Series C Preferred Shares are convertible into shares of the Company's common stock, par value $0.01 per share in accordance with the terms of the Company certificate of designations, preferences, and rights of the Series C Preferred Shares.

      In addition, pursuant to the terms of the Investment Agreement, the Company issued to Cornell (i) a warrant to purchase twenty million (20,000,000) shares of NeoMedia common stock exercisable for a period of 5 years at an exercise price of $0.50 per share; (ii) a warrant to purchase twenty-five million (25,000,000) shares of common stock exercisable for a period of 5 years at an exercise price of $0.40 per share; and (iii) a warrant to purchase thirty million (30,000,000) shares of common stock exercisable for a period of 5 years at an exercise price of $0.35 per share.

      On February 17, 2006, the Company and Cornell entered into an assumption agreement, whereby Cornell sold and assigned to the Company those certain promissory notes issued by Pick Ups Plus, Inc., dated September 30, 2003, October 13, 2004, June 6, 2005, and August 4, 2005, in the aggregate principal amount of $1,365,000 and accrued interest of $246,232 for a purchase price equal to One Million Six Hundred Eleven Thousand Two Hundred Thirty-One Dollars and 78/100 (US $1,611,231.78).

      On February 17, 2006, the Company and Cornell entered into an assignment of common stock, whereby Cornell sold and assigned to the Company twenty million (20,000,000) shares of common stock, par value $0.001 per share, of Pick Ups Plus, Inc. for a purchase price equal to Three Hundred Eighty-Eight Thousand Seven Hundred Sixty-Eight Dollars and 22/100 (US $388,768.22).

      Acquisition of Mobot, Inc.

      On February 9, 2006, NeoMedia and Mobot, Inc. (www.mobot.com) ("Mobot") signed a definitive merger agreement under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in shares of NeoMedia common stock. The $6,500,000 stock portion of the purchase price is represented by 16,931,493 shares of NeoMedia common stock, calculated by dividing $6,500,000 by the volume-weighted average closing price of NeoMedia common stock for the ten day up to and including February 8, 2006. On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective. As of December 31, 2005, NeoMedia had loaned Mobot $1,500,000, which was forgiven upon the effective closing date.

      Mobot is a pioneer in visual search and recognition technology designed to make marketing effective and innovative using mobile devices. Launched in 2004 to help companies cultivate rewarding relationships with the world's 1.5 billion mobile phone users, Mobot gives marketers, content providers and carriers the tools to make it easy for any consumer with a camera phone to interact with their offerings.

      Acquisition of 12Snap AG

      On February 10, 2006, NeoMedia and 12Snap AG ("12Snap") signed a definitive sale and purchase agreement under which NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and $19,500,000 in shares of NeoMedia common stock. The $19,500,000 stock portion of the purchase price is represented by 49,294,581 shares of NeoMedia common stock, calculated by dividing $19,500,000 by the volume-weighted average closing price of NeoMedia common stock for the ten day up to and including February 9, 2006. On February 28, 2006, NeoMedia and 12Snap completed the closing requirements and the acquisition became effective.

      12snap AG is a non-public incorporated company headquartered in Munich with branches in Dusseldorf, New York, London, Milan, Stockholm and Vienna. As an expert in innovative marketing and entertainment for mobile phones, 12snap combines know-how in mobile applications, mobile loyalty and mobile marketing. In the mobile marketing space, 12snap creates and implements national and pan-European mobile marketing campaigns for international brands; its mobile loyalty business unit offers customer loyalty programs for companies and brands, and its mobile applications business unit is the center for development and software. 12snap sells and licenses a wide spectrum of mobile solutions to satisfy the demands of the current growing market and the new uses of the third mobile phone generation from dynamic video services and multiplayer games to personalized messaging applications. 12snap has 75 employees, and services companies including McDonald's, MTV(R), Coca-Cola, Ferrero, Wella, adidas, Unilever and Gillette(R).

      Acquisition of Sponge Ltd.

      On February 20, 2006, NeoMedia and Sponge Limited ("Sponge") of London (www.spongegroup.com) signed a definitive share purchase agreement under which NeoMedia acquired all of the outstanding shares of Sponge in exchange for (pound)3,450,000 (approximately $6 million) cash and (pound)6,550,000 (approximately $11.4 million) in shares of NeoMedia common stock. The (pound)6,550,000 stock portion of the purchase price is represented by 29,696,745 shares of NeoMedia common stock, calculated by dividing (pound)6,550,000 by the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The agreement also calls for Sponge to earn an additional (pound)2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of (pound)1,300,000 (approximately $2.3 million) in net profits. On February 23, 2006, NeoMedia and Sponge completed the closing requirements and the acquisition became effective.

      Founded in 2001, Sponge has grown to become a U.K. market leader in providing mobile applications to agencies and media groups, and gain recognition as one of Europe's top independent developers of mobile applications and content. Today, Sponge counts more than 40 agencies, including WPP, Aegis and BBH, as clients, and supplies services for over 100 world-class brands, including Coca Cola(R), Heineken(R) and Diageo. Sponge also supplies a range of mobile services to media groups, including News International, Trinity Mirror, Endemol and IPC.

      Acquisition of Gavitec AG

      On February 17, 2006, NeoMedia and Gavitec AG ("Gavitec") of Wurselen, Germany (www.gavitec.com) signed a definitive sale and purchase agreement under which NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and $5,400,000 in shares of NeoMedia common stock. The $5,400,000 stock portion of the purchase price is represented by 13,660,511 shares of NeoMedia common stock, calculated by dividing $5,400,000 by the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. On February 23, 2006, NeoMedia and Gavitec completed the closing requirements and the acquisition became effective

      Gavitec was founded in 1997 as a specialized provider and manufacturer of products and solutions for mobile marketing and mobile information technology. As a technology leader in code-reading systems and software for mobile applications, Gavitec offers its clients standardized or individual solutions in the areas of mobile marketing, mobile ticketing, mobile couponing, and mobile payment systems.

      Acquisition of BSD Software, Inc.

      On December 21, 2004, NeoMedia signed a merger agreement to acquire BSD. On March 21, 2006, NeoMedia and BSD completed the requirements to closing and the acquisition became effective. After exchange of shares certificates, NeoMedia expects to issue 7,123,698 shares of its common stock in connection with the acquisition.

      BSD, operating under its trade name of Triton Global Business Services, is a customer service-oriented organization providing telephone services to direct customers and telecommunications companies (including clearing houses, alternative operator service providers, local exchange carriers, long distance voice and data providers, wireless carriers), both within North America and internationally.

      Letter of Intent to Acquire Hip Cricket

      On February 16, 2006, NeoMedia signed a non-binding letter of intent to acquire HipCricket, Inc. ("HipCricket") of Essex, CT (www.hipcricket.com) in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock. The letter of intent is subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

      HipCricket is a leading mobile marketing firm that provides innovative, custom solutions to broadcasters and brand marketers. Today, HipCricket works with five of the top 10 radio groups in the U.S. as well as with some 40 major brand marketers. HipCricket combines senior marketing expertise with state-of-the-art mobile and event marketing technologies to offer clients unprecedented interactivity with their consumers, viewers, listeners or customers on a one-to-one personal level.

      $100 Million Standby Equity Distribution Agreement with Cornell

      On March 30, 2005, NeoMedia and Cornell entered into a Standby Equity Distribution Agreement under which Cornell agreed to purchase up to $100 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. The shares would be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia, and NeoMedia would pay 5% of the gross proceeds of each purchase to Cornell. As a commitment fee for Cornell to enter into the agreement, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share, and a term of three years, and also paid a cash commitment fee of $1 million. NeoMedia also issued 4 million warrants with an exercise price of $0.229 to an independent third party as a fee for negotiating and structuring the Standby Equity Distribution Agreement.

      iPoint-Media Ltd.

      On September 7, 2004, NeoMedia and iPoint-media Ltd. ("iPoint-media") of Tel Aviv, Israel, entered into a business development agreement. In exchange for entering into the service agreement, NeoMedia received 7% ownership in iPoint-media, consisting of 28,492 shares of iPoint-media common stock. In addition to the business development agreement, NeoMedia acquired an additional 10% ownership of iPoint-media, consisting of 40,704 shares of common stock, for $1 million cash. During 2005, iPoint-media recapitalized such that each share of its stock was exchanged for 100 shares. As a result, NeoMedia now holds 6,919,680 shares of iPoint-media common stock. NeoMedia's ownership percentage remains unchanged at 17%.

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

      On October 26, 2004, NeoMedia announced that it would issue its first-ever stock dividend with the distribution of common shares of iPoint-media Ltd. of Tel Aviv as a property dividend. NeoMedia will distribute approximately 2,043,500 shares of iPoint-media's common stock to NeoMedia shareholders of record as of November 17, 2004. The date of the property dividend payment will be announced after the Securities and Exchange Commission declares iPoint-media's Form SB-2 registration statement effective.

      During the year ended December 31, 2005, NeoMedia recognized an impairment charge considered to be other than temporary of $530,000 to the carrying value of its investment in iPoint-media common stock.

      Patent  Developments

      On January 23, 2004, NeoMedia filed a patent infringement lawsuit against AirClic, Inc. During July 2005, NeoMedia and AirClic settled the case out of court, with AirClic agreeing to compensate NeoMedia for past and future activities. AirClic did not receive a license to use NeoMedia's patented PaperClick(R) technology.

      On January 2, 2004, NeoMedia filed a patent infringement lawsuit against Virgin(R) Entertainment Group, Inc., Virgin Megastore Online and Virgin Megastore (collectively, "Virgin"). During June 2005, NeoMedia and Virgin settled the case out of court, with Virgin agreeing to purchase a license to use NeoMedia's patented PaperClick(R) technology platform through 2016.

      On March 29, 2004, Scanbuy filed suit against NeoMedia in the Southern District of New York alleging that NeoMedia infringed Scanbuy's copyrights, violated the Lanham Act and committed deceptive trade practices and tortious interference. During October 2005, the copyright charges were dismissed by the court. On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. The parties are currently engaged in discovery in both of these actions. Management cannot predict the outcome of the matter, however, believes it has adequate defense strategies. The Company plans to vigorously defend this matter. An adverse outcome to this suit could have a material adverse effect on NeoMedia's business plan and expected future revenue from patent licensing.

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

      On February 1, 2006, the U.S. Patent and Trademark Office issued a new patent to NeoMedia covering the capture and processing of bar codes explicitly from camera cell phones. The patent (U.S. Patent No. 6,993,573) explicitly describes and patents NeoMedia's method of capturing the image of a bar code by the camera device on a Web-enabled cell phone, and processing the bar code so as to deliver the appropriate URL - or Web-based information - to the user's cell phone screen.

      PaperClick(R) Developments

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

      On July 12, 2005, NeoMedia entered into a consulting agreement with Silicon Space, Inc., under which Silicon Space developed portions of NeoMedia's PaperClick(R) WordRegistry interface, for which NeoMedia paid Silicon Space approximately $53,000 in fees during the year ended December 31, 2005. Silicon Space replaces Science Applications International, Inc., who NeoMedia engaged in October 2004 on a contingency basis to build and host the interface. NeoMedia intends to host the WordRegistry internally upon its completion.

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

      On March 18, 2005, NeoMedia and Foote Cone & Belding ("FCB"), a division of FCB Worldwide LLC and part of the Interpublic Group of Companies, Inc. (NYSE:
IPG), entered into a co-marketing agreement surrounding NeoMedia's PaperClick(R) technology platform. The agreement calls for FCB to work with NeoMedia to create and develop opportunities and programs utilizing PaperClick(R), to integrate PaperClick into marketing campaigns for new and existing clients, and to facilitate the introduction of NeoMedia and PaperClick in the mobile telecommunications industry. NeoMedia will provide technical and sales support for presentations and marketing programs co-developed for FCB clients, work with FCB to explore and create marketing opportunities and solutions, and introduce FCB to its business customers, including brand managers. FCB and NeoMedia will team up for co-marketing and sales efforts in the U.S., as well as in Europe, the Middle East, Africa and Latin America.

      On March 10, 2005, NeoMedia and Intactis Software, Inc., a provider of Check 21 software products and solutions for the small- to medium-sized financial institution market, entered into a business development agreement under which the two companies will develop a database lookup system for validating codes printed on negotiable instruments (checks). In addition, NeoMedia invested $250,000 in Intactis convertible preferred stock and warrants to own up to 25% of Intactis. Intactis also placed an order for an initial 100 copies of NeoMedia's PaperClick Print Encoder software for which NeoMedia recognized $30,000 revenue during 2005. During the year ended December 31, 2005, NeoMedia recognized an impairment charge considered other than temporary of $250,000 to the carrying value of its investment in Intactis since the carrying value exceeded its fair value as estimated by management. As of the date of this report, management does not expect to invest any more capital into Intactis.

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

      Micro Paint Repair Developments

      On February 28, 2006, NeoMedia signed a 10-year exclusive supplier agreement with Automart, a Beijing-based joint venture operating under the laws of the People's Republic of China specializing in automobile sales, financing, insurance and repair. Automart is the brand name of Jinche Yingang Auto
Technological Services Limited, with which NeoMedia signed a distribution agreement in August 2005. The new agreement expands on the previous agreement, giving Automart the exclusive rights to distribute NeoMedia's micro paint repair products to their own stores and others throughout China, Hong Kong, Macao, and Taiwan, and also guaranteeing that Automart will purchase at least 70% of its non-micro paint products through NeoMedia as its distributor. NeoMedia has signed distribution agreements with DuPont and PPG, and intends to become a distributor of other automotive aftermarket products to Automart.

      On December 20, 2005, NeoMedia executed a definitive supply agreement with E.I. DuPont de Nemours (Belgium) BVBA of Belgium ("DuPont"), a subsidiary of E.I. DuPont, under which NeoMedia will distribute DuPont's automobile refinish paint throughout the People's Republic of China. The agreement calls for NeoMedia to serve as a non-exclusive distributor of DuPont products to Beijing Sino-US Jinche Yingang Auto Technological Services Limited ("Jinche") in the People's Republic of China. NeoMedia previously signed a distribution agreement with Jinche under which Jinche will distribute and use NeoMedia's micro paint repair products at its automotive service facilities throughout China.

      On February 17, 2006, in connection with the $27 million convertible preferred funding arrangement with Cornell, NeoMedia was assigned 20,000,000 shares of Pick Ups Plus ("PUPS") common stock. NeoMedia had previously acquired 8,333,333 shares of PUPS common stock directly from PUPS, in exchange for $250,000 cash.

      On December 14, 2005, NeoMedia executed a definitive distribution agreement with PPG Industries' PPG Shanghai Trading Co. Ltd. ("PPG"), under which NeoMedia will distribute automotive aftermarket products produced by PPG. The Agreement calls for NeoMedia to serve as a non-exclusive distributor of PPG products to Jinche in the People's Republic of China.

      On October 4, 2005, NeoMedia signed a definitive distribution agreement to bring its NeoMedia Micro Paint Repair business to Scandinavia. The agreement, signed with WITHO-AS of Oslo, Norway ("WITHO-AS"), calls for WITHO-AS to serve as an exclusive distributor of NeoMedia's micro paint repair products, systems and licenses to automotive service facilities throughout Denmark, Sweden, and Norway. Based in Oslo, Norway, WITHO-AS is a new company formed to specialize in products and services involving micro paint repairs for automobiles in Denmark, Sweden and Norway.

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

      On August 30, 2005, NeoMedia signed a distribution agreement with Jinche, under which Jinche will act as a distributor of automotive products in China. Jinche is a Beijing PRC-registered company specializing in automobile sales, financing, insurance and repair. NeoMedia will supply Jinche with its micro paint repair products, as well as various other automotive aftermarket products from other manufacturers.

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

Industry Overview

NeoMedia Mobile

      NeoMedia Mobile (NMM) business unit encompasses all the technologies, products and services designed to connect the physical world to the electronic world, with consumer, enterprise, educational and governmental applications. Being an early pioneer in the wireless solutions industry, NeoMedia has been developing its PaperClick platform and applications since 1996. During that time, NeoMedia has also established an extensive portfolio of intellectual property.

      The original commercial use of the PaperClick technology depended on utilizing a scanning device (e.g. pen with scanner) to de-code printed codes, which it would then link via PC to the Internet to enable the consumer to retrieve extensive information on the Internet. With the advent and proliferation of the cell phone, NeoMedia realized the immense potential to reach consumers anywhere and anytime with a device that they carried with them. This was further augmented by the escalation of camera phones in the marketplace over the past several years. With the PaperClick platform, cell phone users (and users of other mobile devices such as personal digital assistants) are able to directly access the mobile internet in one step, via "texting,, "keying," "clicking" on printed barcodes or smartcodes, or "keying" in keywords or product on their cell phones.

      To accelerate NeoMedia's entry into the fast-growing and lucrative mobile marketing marketplace, NeoMedia has made a number of several key strategic acquisitions already in 2006: Boston-based visual recognition provider Mobot, London-based applications developer Sponge, Aachen (Germany) based code-reading specialist Gavitec and Munich-based award-winning mobile marketing agency 12Snap. All of these companies have proven track records in creating highly innovative wireless marketing solutions that they have successfully introduced into the market, on behalf of numerous household name consumer goods and media companies in the US, across Europe, and in Asia/Pacific including Australia and Japan.

      NeoMedia anticipates further growth in the mobile marketing industry to come from several factors:

            (1) The increased growth of mobile subscribers, and those subscribers accessing the Internet. According to the Cellular Telecommunications & Internet Association (CTIA) and the
                  Mobile Marketing Association (MMA), there are over 1.9 billion-plus phones in use worldwide--more than TVs and PCs combined, and, that by the end of 2008, it is projected that more than 600 million phone users will have Internet access.

            (2) Improvements in Infrastructure. The penetration of high speed GPRS networks is increasing bandwidths, which in turn allows more complex application development, faster speed and enhanced user experience, resulting in mobile customers embracing mobile content in ever greater numbers and complexity. NeoMedia's 12snap unit, for example, is now offering consumers in Germany personalized screensavers and animations for their handsets..

            (3) Enhanced Handset Functionality. Color screens and camera phones are driving sales of mobile devices in the replacement market. Worldwide, 295 million camera phones were sold during 2005, and that number is expected to grow to almost 750 million by 2009 (Source: Gartner Dataquest, November 2005). No less than three products in NeoMedia's arsenal of solutions - PaperClick, Gavitec's Lavasphere and Mobot's visual recognition product are technologies that are designed to bring enhanced user experience to consumers via the camera in their wireless handsets. Additionally, in early 2006 NeoMedia obtained a further U.S. patent covering the capture and processing of bar codes explicitly from camera cell phones.

      The Japanese and European marketplaces are leading the way in mobile marketing usage and acceptance. In Japan, the use of 2D "smart codes" in advertising and marketing has become increasingly more popular with subscriber levels now approaching 10million consumers. Northwest Airlines recently ran a 30' billboard of a smart code in downtown Tokyo, promoting one of its Japanese routes; according to The Wall Street Journal, "For Northwest, of St. Paul, Minnesota - which last month filed for bankruptcy protection in the face of high labor costs, soaring oil prices and intense competition - the [smart code] campaign is a chance to boost its Japanese presence and its reputation as a technology leader."

      In Europe, two specific areas where mobile marketing has already proven successful are SMS (text) and MMS (picture messaging) mobile marketing campaigns. There, 40% of brands surveyed have already deployed text messaging campaigns and 18% have deployed MMS campaigns (Source: Airwide Solutions Feb.
2006). This study also showed that by 2008, 89% of brands expect to use wireless marketing campaigns to reach their audience, and in five years 52% expect to spend between 5% and 25% of their marketing budget on the "Third Screen" as the cell phone is now being described in marketing circles. NeoMedia, by acquiring Sponge, Mobot, 12Snap and Gavitec in particular, has overnight become an innovative global leader in creating and executing mobile campaigns and in developing related content. From campaigns that 7% of the population take part in - as was the case with a recent Walkers (Frito-Lay) promotion in the UK run by its Sponge unit - to 12snap winning four prestigious Lions at the renowned Cannes Advertising Festival, NeoMedia has added companies with wireless solutions of the highest standard to accompany its groundbreaking PaperClick technology, driving recognition as one of the lead players in its industry.

      NeoMedia Micro Paint Repair

      NMPR has made great strides over the past year to become a global supplier to the automotive rejuvenation market. NMPR now offers a comprehensive line of products and services needed for complete interior and exterior automotive rejuvenation, expanding from its initial business in the light collision and automotive paint repair industry. NMPR also offers its clients full service training at its corporate headquarters in Fort Myers, Florida or onsite at its clients' places of business.

      Focused on quality, efficiency, innovativeness and environmentally sound products and technologies, NMPR offers its clients expert solutions intended to increase their productivity and profits while helping them to deliver a positive experience to the end consumer. NMPR's products are positioned to augment traditional paint repair methods commonly used in body shops, as well as allowing non-body shop operations to expand their service offerings.

      NeoMedia Telecom Services

      Triton was incorporated in April 1998 as a next generation Internet Protocol (IP) enabled provider of live and automated operator calling services, e-Business support, billing and clearinghouse functions and information management services to telecommunications, internet and e-business service providers. Triton was acquired by NeoMedia in March 2006, at which time NeoMedia established the NeoMedia Telecom Services (NTS) business unit, consisting solely of Triton's business.

      NTS' technology platforms are capable of providing its customers with the ability to integrate traditional telephony services, internet information and subscription services and e-Commerce transactions and place the charges on the billing medium of the end users' choice.

Strategy

      NeoMedia Mobile

      NeoMedia has spent the past decade as a pioneer in the now confirmed space of linking the physical world to the electronic world, developing, patenting and implementing four generations of continuously refined switch technology that bridges these environments.

      During the past two and a half years, NeoMedia has introduced PaperClick(R) for Camera Cell Phones and the PaperClick(R) GoWindow and CodeWindow, to capitalize on the rapidly emerging mobile marketing sector and using it as a basis from which to demonstrate the effectiveness of its PaperClick platform. With this industry positioned for rapid worldwide growth, NeoMedia believes its poised to gain global market share, both from its patented PaperClick direct-to-web platform and from the platforms, applications and services of its recent acquisitions.

      The acquisitions of Mobot, Sponge, Gavitec and 12Snap have placed NeoMedia into a leadership position in the wireless solutions industry. Taken together with NeoMedia's patented PaperClick(R) platform, NeoMedia offers marketers end-to-end solutions to market to their target audiences via mobile devices through SMS (text messaging), MMS (multimedia messaging), direct-to-Internet GoWindow(TM), and CodeWindow(TM), Visual Recognition, and 1-D barcode and 2-D smartcode recognition.

      NeoMedia intends to gain market share in the global mobile marketing industry through organic growth from existing markets and new and existing clients, together with geographic growth in new and expanding markets. With the combination of platforms, services, content and applications now available through NeoMedia, each NMM business sub-unit has the ability to offer its existing client base ever more sophisticated and innovative mobile marketing services and solutions. With the growth of cell phone usage world-wide, and by having many global brands such as McDonald's, Coca-Cola, adidas and Unilever as existing clients, NeoMedia intends to bring mobile marketing services to additional geographic regions around the globe, notwithstanding the immense potential in the virtually untapped mobile marketing industry in the United States, which is about 1-2 years behind Europe and Japan in its maturity.

      Beyond consumer goods, the PaperClick platform is also an effective platform for other industry markets and can be utilized through other devices, such as personal computers. As such, NeoMedia is pursuing opportunities in areas as diverse as homeland security, banking, search, food labeling, inventory tracking and multiple enterprise applications--from affinity programs to mobile service solutions to complete company management systems.

      NeoMedia Micro Paint Repair

      NeoMedia Micro Paint Repair (NMPR) offers its clients a "one-stop shop" to obtain a comprehensive line of technologically and environmentally advanced products and processes for interior and exterior automotive rejuvenation. Its proprietary Micro Paint Repair system can dramatically reduce costs for current auto body repair facilities, or create a new profit center for auto-related businesses that do not currently offer paint repair. Likewise, NMPR can help automotive repair businesses offer complementary services beyond micro paint, not only through its product line, but also through training on how to do additional interior and exterior repairs.

      NMPR markets its comprehensive automotive rejuvenation system to a myriad of automotive industry businesses, from auto dealers to body shops to glass repair shops, and more. Two facilities, NMPR's headquarters in Fort Myers, Florida and its Canadian head office in Calgary, Alberta offer repairs directly to customers, and on-site training to business clients.

      Geographically, outside of the United States NeoMedia has expanded its micro paint repair offering into: China through partnerships with Jinche (Automart), DuPont and PPG; Scandinavia, through its distribution agreement with WI-THO AS in Norway; Mexico and Latin America, through its distribution agreement with Micropaint de Mexico; Australia/New Zealand, through a distribution agreement with Micro Paint Systems (Australasia) Limited of New Zealand; and Canada, through a distribution agreement with MDA Co-Auto.


      NeoMedia Telecom Services

      NTS is a fully implemented alternate billing agent within the Local Exchange Carriers (LEC's) billing system in Canada. NTS's vision is to continue expanding its live and automated operator service capability focusing on making emerging web-based information and transaction services easier to access and pay for. NTS has aligned itself to provide globally accessible products, coupled with sophisticated proprietary technology, allowing it to offer this global marketplace fully-integrated or unbundled solutions. NeoMedia believes that the future growth of the industry is largely based upon the ability of service providers to offer multiple billing options for consumer services thus increasing market penetration.

Products/Services

NeoMedia Mobile

      Mobile Marketing

      Through the acquisitions of Mobot, Sponge, Gavitec and 12Snap in early 2006, NeoMedia Mobile (NMM) now offers complete end-to-end mobile marketing products and services. This includes: the proprietary PaperClick(R) Mobile Marketing Service; mobile content & application development, including the Mobot proprietary visual matching platform; complete campaign management including execution and campaign analysis; and CRM (customer relationship management).

      Clients can choose from any or all delivery options offered through NeoMedia for their mobile marketing campaigns: SMS (text messaging), MMS (multimedia messaging), GoWindow(TM), CodeWindow(TM), Visual Recognition, or 1D and 2D Bar Code Recognition.

      PaperClick(R) Mobile Marketing Service

      PaperClick(R) is a mobile marketing service, based on the patented PaperClick technology platform, which enables brand managers and product manufacturers to market directly to their target customers via their portable devices such as mobile phones and PDAs.

      By entering a word or phrase (e.g.: brand name or tagline) into a mobile device using the PaperClick(R) GoWindow; by entering a numeric product code into a mobile device using the PaperClick(R) CodeWindow; or by clicking on a barcode or smart code on product packaging or marketing collateral using PaperClick(R) for Camera Phones, a consumer can retrieve tailored Web content in a single step, even to pages deep-linked within a website. PaperClick bypasses long URLs, search engines or difficult-to-navigate phone menus by linking directly from a word or code to mobile commerce, rebates, contests, coupons, registration, instructional videos, ad tracking, polling, customer profiling and more.

      The PaperClick solution consists of:

      o     Word Registration and Activation
            1. Registration of brand names and taglines in the PaperClick(R) WordRegistry(TM). The WordRegistry is the official repository for PaperClick Keywords;
            2. Bidding for non-trademarked generic keywords (e.g., cola, burger, car), which will be auctioned to the highest bidder via the PaperClick WordRegistry; and
            3. Activation of brand names, taglines and non-trademarked keywords by linking them to mobile web content using the Link Manager Software.
      o New Code Activation. NeoMedia can create custom smartcodes to print on product packaging or literature, a subway poster, a direct mailer or other marketing collateral. Consumers with a camera phone then click on the code to link directly to Web content designated by the product's manufacturer.
      o Existing Code Activation. As with new smartcodes, PaperClick(R) can link already-existing product codes, such as UPC, EAN, JAN, and ISBN codes, to tailored Web content.

      Upon activation, the PaperClick platform also provides the following word management tools:

      o Link Manager Software. Software for a PC that allows a product owner to link keywords and codes to a specific URL;
      o Handset Software. Device software required for a mobile device customers to read activated codes and keywords; and
      o Enterprise Reporting. Allows product owner of keywords or codes to track the number of consumer "hits" by code, date and time.

      Other value-added services:

      o     Click Management Services
            - Link Manager Service. Management of the linking of all words and codes on behalf of a product owner; and
            - Code Verification. Testing of each code to ensure that it is printed properly and that it links to the correct URL.
      o Web Content Creation Services. Assistance in creating Web content for mobile devices in XHTML, WAP and other mobile formats.
      o Mobile Marketing Campaign Services. Assistance in creating mobile advertising campaigns using products with PaperClick(R) technology.
      o Customized Reporting. Customized reporting and data mining that allows product owners to receive additional data about their marketing campaigns.
      o Server Software. For companies managing a large number of codes or keywords, server software is available that allows clients to store the links within their organization's network.

     Content & Application Development

      12snap and Sponge, acquired as subsidiaries of NeoMedia during the first quarter of 2006, are recognized leaders in content and application development for mobile marketing. Between them they have developed and implemented over 20,000 applications and tens of thousands of content items for use by major brands in Europe and the U.S., activating over 4 billion products in the process. Their platforms are highly scalable and capable of running hundreds of campaigns simultaneously.

      The NMM business sub-units typically retain the IP for custom-made applications, therefore the applications can be "re-skinned" for use by other clients quickly and efficiently. Some applications are server-based, some are handset-based while others still are handset-based but server-linked. Delivery mechanisms are via SMS, MMS, WAP-push link with subsequent download, Bluetooth, infrared, IVR or direct to Web.

      Sponge's proprietary core applications suite, Text Generator, deploys applications for clients quickly and efficiently in a user-friendly environment, with all applications offering a wide range of monitoring and performance tools. Clients access their own-labeled environment via an internet-enabled PC, enabling them to setup , edit, terminate and report on all their applications.

      Examples of Sponge's applications include:

      o Games. Multilevel single-player games (e.g. adventure, sports, arcade), Bluetooth multiplayer games (e.g. Mud Racer, Madagascar Multiplayer) as well as web and mobile convergence games (e.g. Fish Snapper, Coke Music Summer Games).
      o Competitions. Various formats (e.g. multiple choice, tie-breakers, free text entry).
      o Feedbacks. Clients are able to sort feedback and quickly target selected responses for publication.
      o Votes. Rapid implementation of voting formats with unlimited vote options,, generating real-time voting patterns with the ability to block multiple votes.
      o Text to Win. Entrants get code and short message number to text in to win a variety of prizes; client options include multiple prize groups, caps on prizes, win ratio management, prize draws, varying start and end dates by prize group and email alerts when prizes are won
      o     Reverse  Auction.  Turnkey  reverse  auction  promotions,  where the
            lowest   unique   bid  is  the   ultimate   winner.
      o SMS- or MMS-to-Postcard. Customers send in recipient's address and greeting message, which is matched to a postcard and sent to recipient.
      o Intelligent Offline Client. (European Patent Pending). Serves as a mobile content and application portal (i.e. an offline browser) which remains installed as a handset-based application on a mobile phone.
      o Messenger. Provides all the functions of an instant messaging application on PCs.
      o The Cam. Allows customers to enrich photos taken with a camera phone by combining them with pre-defined characters.

      12snap's Content Management Platform offers dynamic content creation. In numerous mobile marketing programs this platform has delivered tens of millions of content pieces to end users.

      Examples of Mobile Content Include:

      o     Wallpaper
      o     Ring Tones
      o     Music
      o     Mobile Web-Based Information
      o     Mobile Cards

      Mobot Proprietary Visual Matching Service

      With Mobot's proprietary visual recognition technology, consumers use the camera in their phone to snap on a brand advertisement, an editorial page in a magazine, or even a product in a catalog, whereby visual matching technology identifies their picture and connects them directly to relevant information. Fast and easy for consumers, it's a powerful tool for any media company or marketer.

      Designed to allow seamless integration, Mobot requires no modifications to existing visual media -- no keywords, phone numbers, URLs, short codes, product codes, or bar codes are necessary. Mobot visual matching technology "reads" the image and delivers a wide range of responses to the consumer.

      Gavitec Platforms & Applications

      Lavasphere for Smartphones

      This software solution - specifically designed for smartphones and based on the award-winning Lavasphere technology - enables mobile camera phones to read 2D-codes (such as Data Matrix and QR codes) as well as traditional barcodes with the integrated digital camera, even during preview (Zero-Click(TM) live-stream decoding).

      Using the mobile phone, the user can retrieve information contained within a QR smartcode for example, or link directly to a specific web page, access services, retrieve real-time information or place orders. To use Lavasphere(R), no additional hardware is required. This set of ultra-small footprint algorithms is designed to be integrated into any current and future series 60 camera phones with Symbian server-client architecture.

      Lavasphere for Smartphone is the ideal solution to turn a smartphone into a universal personnel code reader and provides many mobile applications:

      o     M-Commerce
      o     Mobile marketing and advertising
      o     Access to multimedia HTML, XHTML, WAP information and services
      o     Print-to-web integration
      o     Content linking
      o     Data collection
      o     E-Ticketing
      o     Price comparison
      o     Logistics

      EXIO

      EXIO is an advanced and complete solution, including printer, display, keypad and GSM/GPRS module - able to read and process two-dimensional (2D) smartcode symbologies such as Data Matrix from mobile phone displays as well as printed one-dimensional (1D) barcodes.

      Thanks   to  a   high-speed   Digital   Signal   Processor   (DSP)  and  a
high-resolution  camera,  EXIO automatically  recognizes  smartcodes sent as SMS
(text) or MMS (picture message) to any compatible mobile phone.

      EXIO has been designed for various direct marketing applications such as mobile ticketing, mobile couponing, mobile payment and mobile loyalty programs, and is therefore the ideal off-the-shelf solution for innovative application areas such as m-Commerce, 1-to-1-communication, entertainment and retail trade.

      MD-20

      MD-20 is a high-performance OEM code reader providing unparalleled flexibility in scanning two-dimensional (2D) smartcode symbologies such as Data Matrix from mobile phone displays as well as printed one-dimensional (1D) barcodes.

      Designed to be embedded directly into OEM devices, the new MD-20 features a high-resolution video camera with CMOS sensor and specialized code reading algorithms allowing automatic detection of 2D smartcodes sent as MMS or Picture SMS to mobile phones. Equipped with a high-speed digital signal processor (DSP), it reads smartcodes with extreme accuracy and rapidity. Offering Ethernet and supporting RS-232 for data connection, the new MD-20 can be directly connected to any host system to process the decoded information.

      The MD-20 enables device manufacturers as well as third-party providers to maximize their business. By implementing MD-20 into their product design, manufacturers and system integrators can enhance the attractiveness and complement the functionality of their products with significant added value. The MD-20 creates competitive advantages through marketing differentiation as well as to enhance company's image for innovation.

      Thanks to its  compact  size,  speed and  flexibility,  MD-20 is the ideal high-performance fixed-position smartcode reader for a wide range of applications where mobile code reading, mobile couponing, mobile ticketing and mobile marketing are required, thus enabling the phone to be used as the single universal mobile device.

      The MD-20 can be integrated, for example, into a terminal or an access control system to permit quick and easy access to users. It can be also used to validate all sorts of tickets, such as admission tickets or transportation tickets and also to redeem vouchers, to get a discount, or to pay for a product or service.

      Mobile Marketing Campaign Management

      Through NeoMedia, marketers and agencies can get full-service mobile marketing account management including campaign reporting and integration into media-led campaigns (TV, radio, print, outdoor, direct, events, etc.). Those marketers looking for a full end-to-end creative solution would likely turn to 12snap. Those marketers who wish to add mobile marketing to their existing marketing strategy while utilizing their existing agencies would turn to PaperClick, Mobot, Gavitec or Sponge, depending on their technology or campaign requirements, or the geographical footprint of their desired market or campaign.

      Customer Relationship Management

      Gavitec, Sponge and 12snap have customer relationship management (CRM) platforms that utilize the mobile phone to build loyalty among clients, establishing long-term customer relationships and a stable revenue base.

      12snap's 12CRM platform includes design, data analysis, content creation and ongoing program management. It also includes a mobile couponing solution, utilizing Gavitec readers, that allows marketers to send out personalized coupons that link directly to a consumer's mobile phone, making it impossible to redeem the coupon multiple times.

      Sponge's  CRM  application  includes  list  management,   opt-in  database
functionality and messaging scheduling.

      Enterprise & Niche Market Products and Services

      NMM has a unique competitive advantage of holding intellectual property for the numerous products, services and platforms mentioned above that allows it entry into established broad-based markets as well as many more niche industry opportunities. From homeland security to banking to inventory tracking to food labeling, NMM has the solutions ready to customize and implement.

      NeoMedia Micro Paint Repair

      NMPR offers both its own unique product line and acts as a distributor of other companies' products to round out its comprehensive offering to automotive rejuvenation businesses worldwide. The products offered through NMPR include:

      NMPR Paint System. NMPR offers a license to use its proprietary NMPR Paint System, along with a training program and ongoing technical support relating to the system. The system itself utilizes proprietary technology to repair cosmetic automobile damage such as chips, scratches, spots, blemishes and oxidized paint. While competitive paint repair products utilize a mechanical fix, the NMPR system chemically alters the paint to make the repair invisible to the naked eye, even with the most lustrous metal flake and pearlized auto paints. Repairs can be completed in a fraction of the time of conventional methods, and all of NMPR's products are free of harmful icocyanates.

      NMPR Paint System Products. NMPR supplies the products necessary for a paint system operator to implement an NMPR Paint System. Products include NMPR's proprietary chemicals, auto paint and application hardware.

      NMPR Specialty Products. NMPR offers a variety of non-paint related specialty products, including paintless dent repair, interior cleaning, corrosion protection, windshield repair and warranty programs.

      NMPR Auto Rejuvenation Services. NMPR currently operates two repair facilities, one in its headquarters office in Fort Myers, Florida and the other in its Canadian head office in Calgary, Alberta. The facilities utilize the NMPR Paint System and other auto rejuvenation services to make cosmetic repairs to automobiles for dealerships, rental car companies and consumers.

      NMPR Auto Rejuvenation Training. NMPR offers complete training on its own proprietary micropaint system, paintless dent repair and other auto rejuvenation services to clients of all sizes in its facilities in Fort Myers, Florida and Calgary, Alberta, and at client locations. In early 2006, NMPR specialists trained partner Jinche in China on the NeoMedia Micro Paint Repair system in 30 of Jinche's Beijing facilities initially.

      Other Automotive Aftermarket Products. In some geographies, NMPR serves as a distributor of other automotive aftermarket products from a variety of manufacturers, such as DuPont and PPG.


      NeoMedia Telecom Services

      NTS has sophisticated proprietary software and hardware services that are capable of processing call records for telecommunications companies worldwide. They track and process bills for a wide range of services, from local and long distance operator services as well as paging, voice mail, caller ID, phone cards and other "ease of access" 0+Plus dialing solutions. NTS has also developed flat-fee billing solutions that it believes will benefit Internet content and service providers. With the addition of services for the Internet community, NTS anticipates that it will be able to meet the needs of an even broader range of communications companies.

      NTS's products and services include, in the operator/agent service field: global and domestic origination, hospitality providers, payphone providers, directory assistance, North America service, international service, enhanced information services, e-business support services, e-commerce transaction support, "Click-2-Talk" web-based voice routing, and call center ASP solutions. NTS's billing services include: North American LEC billing, online subscription-based billing, and web-based transaction billing (e-commerce).

Strategic Relationships

      NeoMedia Mobile

      The initial business sub unit within NeoMedia Mobile (NMM), PaperClick, and the recent strategic acquisitions to NMM, Sponge, Mobot, Gavitec and 12snap, have all developed strategic relationships to leverage their capabilities across new geographic and product markets.

      In February 2006, NeoMedia entered into a strategic alliance with Italian mobile marketing pioneer Mobedia (www.mobedia.it). The new strategic relationship with NeoMedia is a co-marketing partnership agreement, which allows Mobedia to integrate NeoMedia's direct-to-mobile-internet PaperClick(R) technology into all of its campaigns. Mobedia was founded in Milan in July 2005 by a group of ex-Unilever marketers. With a collective network of business relationships covering a wide range of sectors, from fast moving consumer packaged goods to network operators, and from media to advertising and promotion agencies, Mobedia is positioned to expand its mobile marketing offerings in Italy and across southern Europe.

      In October 2005, NeoMedia entered into a mobile marketing alliance and co-marketing agreement with Arnold Worldwide, one of the largest and best-known advertising agencies in the U.S. and globally. The agreement has Arnold and NeoMedia working together to develop opportunities and marketing campaigns utilizing the PaperClick platform.

      In March 2005, NeoMedia and Foote Cone & Belding, a division of FCB Worldwide LLC, entered into a co-marketing agreement centered on NeoMedia's patented PaperClick(R) technology platform. The agreement calls for Foote Cone & Belding's FCBi unit to work with NeoMedia to develop opportunities and marketing campaigns utilizing PaperClick, and facilitate the introduction of NeoMedia and PaperClick in the mobile telecommunications industry. NeoMedia provides
technical  and  sales   support  for   presentations   and  marketing   programs
co-developed for FCBi clients and is working with FCBi to explore and create marketing opportunities and innovative solutions for its business customers.

      In March 2005, NeoMedia also entered into a business development agreement with Intactis Software, Inc., a provider of Check 21 software products and solutions for the small- to medium-sized financial institution market, under which the two companies committed to develop a database lookup system for validating codes printed on negotiable instruments (checks).

      During 2005, Gavitec and PostFinance, the largest Swiss bank for private customers, started a project with system integrator Unisys and numerous partners in the retail sector (Migros, COOP, SBB, McDonald's, Interdiscount, Mobilezone and PostShops) enabling customers to pay easily and safely by mobile phone instead of EC-card - the first mobile macro-payment system worldwide.

      During 2005, Gavitec also signed a distribution agreement with Philippine company Omniprime Corp, a leading supplier of full service solutions to various industries throughout Asia, and by this expanded the distribution of its product lines of code scanners to the Far East region.

      Gavitec concluded three further business co-operations during 2005: first with RegiSoft Ltd., leading developer of innovative VAS solutions for the mobile market place, then with REA Card GmbH, market leader for cashless payment systems and lastly with Clicktivities AG, supplier of digital premium solutions. The cooperation agreement with RegiSoft Ltd. focuses on the integration of Gavitec hardware solutions and RegiSoft's World Trade Server(TM) (WTS(TM)) to provide customers with complete and integrated products and services for mobile marketing, mobile ticketing and mobile couponing. Gavitec and the two subsidiaries of REA Systeme GmbH, REA Card GmbH and FunkTicket AG, intend to bundle their competencies and products in order to enable secure and easy payments by mobile phones. In addition, they plan to develop a hybrid-system which combines Gavitec scanners with REA terminals to one single payment system. In conjunction with Clicktivities AG, Gavitec plans to address the mobile marketing segment by offering customized digital solutions for eBusinness.

      In November 2005, Mobot announced an agreement with the Light Agency to use and distribute its visual search and recognition technology for mobile phones, exclusively to the grocery sector in the UK. This adds an additional dimension onto an already running program based on a unique partnership between The Light Agency, Jacksons Stores, a Sainsbury's Plc company and nearly 200 brands. Consumers participating in this program can "shop, scan, and save" while in the grocery store through texting and now by snapping and sending information through their mobile phones, based on an advertisement in the store.

      NeoMedia has on ongoing relationship with Baniak Pine and Gannon, a Chicago law firm specializing in intellectual property licensing and litigation. The firm assists NeoMedia in seeking out potential licensees of its intellectual property portfolio, including any resulting litigation. Baniak Pine and Gannon currently represents NeoMedia in its lawsuit against Scanbuy.

      During 2004 and 2005, NeoMedia engaged key partners around the world to assist in the anticipated roll-out of the PaperClick(R) family of products. During such time NeoMedia has partnered with affiliates and resellers, such as Big Gig Strategies (United Kingdom), Relyco and IT-Global (United States), AURA Digital Communications (Australia), E&I Marketing (Taiwan), Deusto Sistemas (Spain), and Jorge Christen and Partners LLP (Mexico).

      NeoMedia Micro Paint Repair

      On August 30, 2005, NeoMedia signed a distribution agreement with Jinche, under which Jinche will act as a distributor of automotive products in China. Jinche is a Beijing PRC-registered company specializing in automobile sales, financing, insurance, repair, and accessories through its Automart branded facilities. NeoMedia will supply Jinche with its micro paint repair products, as well as various other automotive aftermarket products from other manufacturers. In early 2006, NeoMedia strengthened this relationship to a 10-year exclusive agreement to supply micro paint and related products and to supply 70% of the macro paint sales at Jinche's Automart-branded facilities. Conversely, Jinche gets sole distributorship of NeoMedia products in China, Hong Kong & Taiwan for this 10-year period.

      An additional goal of the NMPR business unit is to act as the premier supplier and distributor of automotive aftermarket products. To this end, during 2005 NeoMedia signed agreements to distribute DuPont and PPG paint and aftermarket products to Jinche.

      To achieve a global supplier status, the NMPR business unit has established agreements with distributors in other key geographies to help promote, sell and distribute its micro paint repair system and products. During 2004 and 2005, NeoMedia has enlisted the following distributors:

      o     Micro Paint Systems Australasia (Australia and New Zealand)
      o     WI-THO AS (Scandinavia)
      o     Micropaint de Mexico (Mexico)
      o     MDA Co-Auto (Canada)
      o     Restex (USA)

      During 2005 NeoMedia also signed two non-binding Letters of Intent outlining steps for NeoMedia to acquire an interest in Auto Preservation, Inc., a wholly-owned subsidiary of Cincinnati-based Pickups Plus.

NeoMedia Telecom Services

      NTS has developed and secured strategic alliances within the industry that it believes are key to the successful service and maintenance of its client support systems and the delivery of advanced features. The strategic partnerships are expected to promote global solutions with billing as the core function or source of revenue. NTS continually enhances and streamlines its service offerings to remain competitive in an evolving marketplace. NTS has completed the development of a state-of-the-art IP e-commerce platform described below for future deployment.

            Next Generation IP-Enabled Operator Services Platform. NTS's International Operator Services Platform, which is not yet deployed, has been created by integrating hardware and software applications from Cisco's IP Gateway, CosmoCom's IP-based Next Generation CosmoCall Universe Platform, and the Enhanced Operator Services ("EOS") from Intelis. CosmoCall Universe is a multimedia, multi-channel call center system that goes far beyond the capabilities of traditional call center technology. Traditional call centers are based on circuit-switched automatic call distributors ("ACDs"), and support only voice telephone calls. CosmoCall has all the capabilities of a modern telephone call center, but as a multimedia, multi-channel interaction center, CosmoCall supports not only voice telephone calls, but also live multimedia communication sessions via the Internet. Integrated together these products provide NTS the capability to launch web-based services as well as support for traditional telephony including collect, third party and calling card supported calls.

            NTS's  Telco  Grade  Billing   Platform.   Highland  Lakes  Software
            ("Highland") is an independent global service provider for core billing services for competitive LECs ("CLECs") and LECs. NTS has been able to achieve continued market penetration by employing Highlands' core billing software at the root of its billing infrastructure. NeoMedia expects that Highland will continue to provide billing solutions to NTS as the industry matures and demands more technically enhanced functionality. NTS works closely with Highland to provide extended electronic billing services to meet the demands of service providers and the Internet end-user. With the coordination of Highland engineers, NTS has developed proprietary modules to enhance allowable billing types and to provide an effective direct billing service as well as an aggressive revenue recovery service for our customers.

Sales and Marketing

      NeoMedia Mobile

      NeoMedia Mobile (NMM) has worked to establish a global network of direct salespeople, affiliates and business development personnel to market, upsell and cross-sell its suite of products and services. Its core target markets across a number of geographic regions including: the U.S., the U.K., Germany, Italy, Scandinavia, Central & Eastern Europe, and in Asia/Pacific: Japan, Korea, Singapore Australia.

      Core markets for the sales force include:

      Brand Marketers and Marketing Services Agencies. NeoMedia markets its robust suite of end-to-end (and everything in between) mobile marketing products and services to both agencies, who maintain the main relationships with major brands while the NeoMedia business units creates and manages the wireless marketing campaign portion of the relationship, and directly to brand/product marketers where there is a higher level of wireless experience or expertise..

      Media. NMM supplies applications and services, such as competitions, votes and alerts to media companies operating in the TV, radio and print media industries.

      Network Operators/Carriers & Handset Manufacturers. There are a range of applications and platforms that are suited directly for network operators or carriers and the handset manufacturers who supply them; many applications are custom developed at the request of these operators and manufacturers.

      Retailers. In addition to mobile marketing campaigns carried out on behalf of major retailers in a variety of markets by the NeoMedia Wireless companies, Gavitec's EXIO and MD20 products represent the next evolution in point-of-sale equipment offering m-coupons and m-commerce.

      Enterprise Clients, Government & Education. The robust and innovative platforms, on which many of the products offered by NeoMedia run, can be customized to work in numerous other environments and in many industries including finance, security, tracking and labeling.

NeoMedia Micro Paint Repair

      NeoMedia markets its Micro Paint Repair products and services primarily through a direct sales force, as well as a worldwide network of distributors and agents. During 2004 and 2005, NeoMedia Micro Paint Repair signed distribution agreements to bring its products to China, Australia, New Zealand, Scandinavia, Mexico and Latin America, in addition to its existing distribution channels in the US and Canada.

NeoMedia Telecom Services

      Direct sales and strategic sales alliances are used as the business strategy for NTS as it continues to grow.

      As a provider of billing, clearinghouse and information management services to the telecommunications industry, NTS has attempted to position itself to take advantage of the current disarray in the telecommunications sector. Historically many of the international collect calling and international billing and clearing contracts have been controlled by intermediary agents.

      NTS's sales team is segmented between target customer segments and geography (domestic and international).

      NTS anticipates that initially, incremental business development representatives will be added to target North American carriers including clearing houses, alternative operator service providers, local exchange carriers, long distance voice and data providers, wireless carriers and internet and e-business service providers. While this will involve primarily direct marketing and selling, it is anticipated that alliances can be established where NTS's products and services can be positioned as part of a bundled offering in conjunction with other complementary services.

Customers and Clients

      NeoMedia Mobile

      PaperClick. To date, NeoMedia has licensed its patents to, or settled patent-related lawsuits with, Digital:Convergence, A.T. Cross Company, Symbol Technologies, Brandkey Systems Corporation, Virgin Entertainment Group, and AirClic, Inc. NeoMedia intends to pursue additional license agreements of its patent portfolio in the future, in addition to enabling consumer brand and enterprise organization campaigns and projects.

      With the acquisitions of Mobot, Sponge, Gavitec and 12Snap during the first quarter of 2006, NeoMedia has added an extensive list of major clients including:

      Mobot. Major brands utilizing Mobot's visual recognition technology to date include L'Oreal, Samsung and Saturn. Media clients include ELLEgirl, VIBE and JANE magazines, together with music label WEA (Warner Music Group's U.S. sales and retail marketing company)

      Sponge. Major agency clients include WPP, Aegis and BBH, while brand and telco clients include Walkers Crisps (Frito-Lay), NEC, Coca-Cola, Heineken, Diageo, Vodafone and Unilever. Major media groups utilizing Sponge's multi-application platform include Endemol, IPC, Trinity Mirror and News International.

      Gavitec. Network provider/carrier clients include T-Mobile, Vodafone and Telefonica, together with mobile handset manufacturers: Motorola and Nokia. IT Leader clients comprise Hewlett Packard, Ericsson Mobility World and Unisys, to name but three, while content providers such as Warner Music International and RTL Enterprises, European solutions providers including xsmart, Dimoco, ucp morgen, RegiSoft, and Top Solutions, and access management systems company SkiData(TM) are all represented on the Gavitec roster.

      12snap. Major brand clients to have used 12snap's award-winning platform and creativity include Sony PS2, Nokia, Coca-Cola, McDonald's, MTV, Unilever, Gillette, Ferrero, Wella, Vodafone, adidas, Procter & Gamble, and Kellogg's

NeoMedia Micro Paint Repair

      The customer base for the NMPR business unit consists of auto dealerships, general automotive repair shops, collision shops, rental car agencies, and other automotive service facilities in Canada, the US, China, Scandinavia, Mexico, Latin America and Australia/New Zealand.

NeoMedia Telecom Services (BSD/Triton)

      Triton is a customer service-oriented organization providing telephone services to direct customers and telecommunications companies (including clearing houses, alternative operator service providers, local exchange carriers, long distance voice and data providers, wireless carriers), both within North America and internationally. Triton has also developed flat-fee billing solutions that it believes will benefit Internet content and service providers. With the addition of services for the Internet community, Triton anticipates that it will be able to meet the needs of an even broader range of communications companies.

Competition

      NeoMedia Mobile

      Through the combination of all its business sub units: PaperClick(R), Sponge, Mobot, Gavitec and 12snap, NeoMedia believes its NMM business unit has positioned itself to compete as a global leader in mobile marketing solutions. The individual business units, prior to acquisition, were already known as leaders in their own respective marketplaces, so taken together, NeoMedia believes itself now to be one of the most experienced and successful global end-to-end mobile marketing solutions providers in the world.

      However, within the mobile marketing industry there are numerous players, many of which are just beginning to appear, who offer parts of the mobile marketing equation.

      Traditional agencies are starting to add mobile campaigns to their clients' overall marketing mix, often at the request of the client. However, many of these agencies turn to different companies to provide content and applications, and to the aggregators who have the relationship with the wireless carriers to obtain the short codes for SMS and MMS messaging. It is important to note that the PaperClick platform transcends messaging services since, once the PaperClick technology is on a mobile phone, there is only one step to access the mobile web--via keyword or numeric entry into the GoWindow(R) or CodeWindow(R) or by clicking on a barcode or smartcode with the camera in a handset.

      In the European market, where mobile marketing has been embraced by many large brands (and poised to grow exponentially--see Industry Section) and numerous consumers, the competition is quite fragmented by geographic region and by product and service offerings. For example, while Flytxt, Aerodeon and Enpocket have traditionally competed with NeoMedia companies Sponge and 12snap in the UK mobile marketing marketplace, Mindmatics has provided the principal competition in Germany. Additionally, Spielplatz.cc is one of the larger premium players in Germany, Austria and Switzerland. Also, Austria-based DIMICO is focused on premium SMS connectivity and messaging.

      In general, due to the relative immaturity of the mobile marketing industry, small players have sprung up offering very specialized products and services. This is even more pronounced in the U.S. where mobile marketing has mostly been confined to text-to-vote applications.

      As the mobile marketing industry matures, NeoMedia expects consolidation as industry leaders emerge. Moreover, NeoMedia believes its well positioned at the onset due to the intellectual property, including many patents, on which its products and services are based. NeoMedia expects that its intellectual property, coupled with its early aggregation of proven market leaders, will serve as a competitive advantage as this market rapidly matures.

      NeoMedia Micro Paint Repair.

      NeoMedia's competitors in the micro paint repair industry consist primarily of suppliers of traditional paint repair methods, such as automotive paint manufacturers. Various ancillary competitors exist in the automotive paintless dent repair, window repair, interior repair, etc. markets.

      NeoMedia Telecom Services

      Competitors of the NTS business unit fall into two major categories: (1) Third Party Billing Companies, and (2) Alternative Operator Services Providers ("AOSPs").

            Third Party Billing Companies. The majority of clearinghouse competitors are United States-based or are part of an incumbent LEC. NTS believes that its position as an independent Canadian operation makes it unique among those in the third party billing market in North America. NTS may not be able to compete with large telecommunication providers on a revenue scale, but NTS believes that it does have the ability to meet the evolving telecom market's needs quickly and efficiently. Most of these competitors are restricted from entering the Canadian marketplace due to regulatory issues. This means that these competitors can also become NTS customers in certain segments of their business, particularly when it comes to providing services to all outside competitors who wish to bill for Canadian Services.

            AOSPs. In addition to providing sophisticated billing and clearing, the technology platform currently being developed will allow NTS to compete with carriers and companies providing live and automated operator services both domestically and, with multi-language capabilities, on an international basis. In addition to specific AOSPs, the majority of the LECs in the United States and Canada provide operator services as part of their core offerings. In 1997, the Federal Communications Commission ruled that in order to be an eligible telecommunications carrier a service provider would have to provide the basic universal services as laid out in the Telecommunications Act of 1996, including: voice grade access to the PSTN, single party service, access to emergency service (i.e., 911), and access to both operator services and directory assistance (i.e.,
            411). While telecommunication carriers are mandated to provide these services, they do not have to provide these services themselves. NTS believes that this provides opportunity for NTS to look to these competitors as prospective customers for its AOSP and future IP-enabled service offerings. NTS's Canadian-based low cost infrastructure, fewer regulatory encumbrances than United States-based carriers and the ability to provide a fully-bundled suite of services on a single IP enabled platform allows it to compete for both traditional services as well as future services.

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

Environmental Protection Compliance

      The Company's Micro Paint Division operations are subject to normal environmental protection regulations. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to have a material effect upon the capital expenditures, earnings or the competitive position of the Company. However, environmental requirements are constantly changing, and it is difficult to predict the effect of future requirements on the Company. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. As of the date of this report, the Company is not aware of any non-compliance matters.

Employees

      As of December 31, 2005, the Company employed 51 persons, of which 25 were located at the Company's headquarters in Fort Myers, Florida, 7 at the Company's Lisle, Illinois office (which was subsequently closed during the first quarter of 2006), 9 at the NeoMedia's micro paint repair facility in Ft, Myers Florida, 9 at the Company's Calgary, Alberta, Canada office, and 1 remote employee. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that its employee relations are good.

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

Safe Harbor Provision of the Private Securities Litigation Act of 1995

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for software products is generally characterized by rapidly changing technology, frequent new product introductions and changes in customer requirements which can render existing products obsolete or unmarketable. The statements contained in this document that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the
Company's actual growth, results, performance and business prospects and opportunities in 2006 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, high technology companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the effectiveness of the Company's efforts to control operating expenses and general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates to sell its products and services.

                                  RISK FACTORS


                           Risks Specific To NeoMedia

                      Risks Related to NeoMedia's Business

NeoMedia has Historically Lost Money and Losses May Continue

      NeoMedia has incurred substantial losses since inception, and anticipates continuing to incur substantial losses for the foreseeable future. NeoMedia incurred a loss of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively. NeoMedia's accumulated losses were approximately $92,524,000 as of December 31, 2005. As of December 31, 2005 and 2004, NeoMedia had a working capital deficit of approximately $4,874,000 and $2,597,000, respectively. NeoMedia had stockholders' equity of $4,227,000 and $4,392,000 December 31, 2005 and 2004, respectively. NeoMedia generated revenues of $2,156,000 and $1,700,000 for the years ended December 31, 2005 and 2004, respectively. In addition, during the years ended December 31, 2005 and 2004, NeoMedia recorded negative cash flows from operations of $7,309,000 and $4,650,000, respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

NeoMedia's  Independent  Registered  Public  Accounting  Firm Have  Added  Going
Concern   Language  To  Their  Report  On  NeoMedia's   Consolidated   Financial
Statements, Which Means That NeoMedia May Not Be Able To Continue Operations

      The report of Stonefield Josephson, Inc., NeoMedia's independent registered public accounting firm, with respect to NeoMedia's consolidated financial statements and the related notes for the years ended December 31, 2005 and 2004, indicates that, at the date of their report, NeoMedia had suffered significant recurring losses from operations and its working capital deficit raised substantial doubt about its ability to continue as a going concern. NeoMedia's consolidated financial statements do not include any adjustments that might result from this uncertainty.

There is Limited Information Upon Which Investors Can Evaluate NeoMedia's Business Because The Physical-World-to-Internet Market Has Existed For Only A Short Period Of Time

      The physical-world-to-Internet market in which NeoMedia operates is a recently developed market. Further, NeoMedia has conducted operations in this market only since March 1996. Consequently, NeoMedia has a relatively limited operating history upon which an investor may base an evaluation of NeoMedia's primary business and determine NeoMedia's prospects for achieving its intended business objectives. To date, NeoMedia has sold its physical-world-to-Internet products to only 12 companies. NeoMedia is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. An investor should consider the likelihood of NeoMedia's future success to be highly speculative in light of its limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in new and rapidly evolving markets, such as the physical-world-to-Internet space. To address these risks, NeoMedia must, among other things:

            o     maintain and increase its client base;

            o implement and successfully execute its business and marketing strategy;

            o     continue to develop and upgrade its products;

            o     continually update and improve service offerings and features;

            o     respond  to  industry  and  competitive  developments;  and

            o     attract, retain, and motivate qualified personnel.

      NeoMedia may not be successful in addressing these risks. If NeoMedia is unable to do so, its business, prospects, financial condition, and results of operations would be materially and adversely affected.

NeoMedia's future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.

      Rapid technological change and frequent new product introductions are typical for the markets NeoMedia serves. NeoMedia's future success will depend in large part on continuous, timely development and introduction of new products that address evolving market requirements. To the extent that NeoMedia fails to introduce new and innovative products, it may lose market share to its competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially and adversely affect NeoMedia's business.

NeoMedia's Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      NeoMedia's common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for NeoMedia's common stock by reducing the number of potential investors. This may make it more difficult for investors in NeoMedia's common stock to sell shares to third parties or to otherwise dispose of them. This could cause NeoMedia's stock price to decline. Penny stocks are stock:

            o     with a price of less than $5.00 per share;

            o     that are not traded on a "recognized" national exchange;

            o whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

            o in issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $10 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

      Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

NeoMedia is Uncertain Of The Success Of Its Internet Switching Software Business Unit And The Failure Of This Unit Would Negatively Affect The Price Of NeoMedia's Stock

      NeoMedia provides products and services that provide a link from physical objects, including printed material, to the Internet. NeoMedia can provide no assurance that:

            o this Internet Switching Software business unit will ever achieve profitability;

            o     its current product  offerings will not be adversely  affected
                  by    the     focusing    of    its     resources    on    the
                  physical-world-to-Internet space; or

            o     the products NeoMedia develops will obtain market acceptance.

      In the event that the Internet Switching Software business unit should never achieve profitability, that NeoMedia's current product offerings should so suffer, or that NeoMedia's products fail to obtain market acceptance, NeoMedia's business, prospects, financial condition, and results of operations would be materially adversely affected.

A Large Percentage Of NeoMedia's Assets Are Intangible Assets, Which Will Have Little Or No Value If NeoMedia's Operations Are Unsuccessful

      At December 31, 2005 and 2004, approximately 48% and 49%, respectively, of NeoMedia's total assets were intangible assets, consisting primarily of rights related to NeoMedia's patents, other intellectual property, and excess of purchase price over fair market value paid for CSI International, Inc. (now NeoMedia Micro Paint Repair). If NeoMedia's operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of NeoMedia's stock and the ability of NeoMedia's stockholders to recoup their investments in NeoMedia's capital stock.

NeoMedia's Physical-World-To-Internet Marketing Strategy Has Not Been Tested And May Not Result In Success

      To date, NeoMedia has conducted limited marketing efforts directly relating to NeoMedia's NISS business unit. All of NeoMedia's marketing efforts have been largely untested in the marketplace, and may not result in sales of NeoMedia's products and services. To penetrate the markets in which it competes, NeoMedia will have to exert significant efforts to create awareness of, and demand for, its products and services. With respect to NeoMedia's marketing efforts conducted directly, NeoMedia intends to expand its sales staff upon the receipt of sufficient operating capital. NeoMedia's failure to further develop NeoMedia's marketing capabilities and successfully market NeoMedia's products and services would have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations.

NeoMedia's Internally Developed Systems Are Inefficient And May Put NeoMedia At A Competitive Disadvantage

      NeoMedia uses internally developed technologies for a portion of its systems integration services, as well as the technologies required to interconnect its clients' and customers' physical-world-to-Internet systems and hardware with its own. As NeoMedia develops these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems are inefficient and require a significant amount of customization. Such client and customer-specific customization is time consuming and costly and may place NeoMedia at a competitive disadvantage when compared to competitors with more efficient systems.

NeoMedia Could Fail to Attract Or Retain Key Personnel

      NeoMedia's future success will depend in large part on its ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than NeoMedia has. NeoMedia may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. NeoMedia's failure to attract and retain qualified personnel could have a material adverse effect on its business, prospects, financial condition, and results of operations.

NeoMedia Depends Upon Its Senior Management And Their Loss Or Unavailability Could Put NeoMedia At A Competitive Disadvantage

      NeoMedia's success depends largely on the skills of certain key management and technical personnel, including Charles T. Jensen, NeoMedia's President and Chief Executive Officer, Charles W. Fritz, NeoMedia's founder and Chairman of the Board of Directors, Martin N. Copus, NeoMedia's Chief Operating Officer and head of the NMM business unit, and David A. Dodge, NeoMedia's Chief Financial Officer. The loss of the services of Messrs. Jensen, Fritz, Copus, or Dodge could materially harm NeoMedia's business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. NeoMedia does not presently maintain a key-man life insurance policy on Messrs. Jensen, Fritz, Copus, or Dodge.

NeoMedia May Be Unsuccessful In Integrating Its Recently Completed and Pending Acquisitions With Its Current Business

      The success of the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD could depend on the ability of NeoMedia's executive management to integrate the business plan of each company with NeoMedia's overall business plan. Failure to properly integrate the business could have a material adverse effect on the expected revenue and operations of the acquisitions, as well as the expected return on investment for NeoMedia.

NeoMedia May Be Unable To Protect Its Intellectual Property Rights And May Be Liable For Infringing The Intellectual Property Rights Of Others

      NeoMedia's success in the physical-world-to-Internet and the value-added systems integration markets is dependent upon its proprietary technology, including patents and other intellectual property, and on the ability to protect proprietary technology and other intellectual property rights. In addition, NeoMedia must conduct its operations without infringing on the proprietary rights of third parties. NeoMedia also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees, as well as its patents. To protect its proprietary technology and other intellectual property, NeoMedia relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. Although NeoMedia believes that it has taken appropriate steps to protect its unpatented proprietary rights, including requiring that its employees and third parties who are granted access to NeoMedia's proprietary technology enter into confidentiality agreements, NeoMedia can provide no assurance that these measures will be sufficient to protect its rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to NeoMedia's.

      NeoMedia licenses from third parties certain software tools that are included in NeoMedia's services and products. If any of these licenses were terminated, NeoMedia could be required to seek licenses for similar software from other third parties or develop these tools internally. NeoMedia may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all. Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. NeoMedia may in the future be required to defend its intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or to defend against third party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, NeoMedia. An adverse determination could subject NeoMedia to significant liabilities to third parties, require NeoMedia to seek licenses from, or pay royalties to, third parties, or require NeoMedia to develop appropriate alternative technology. Some or all of these licenses may not be available to NeoMedia on acceptable terms or at all, and NeoMedia may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations.

NeoMedia Is Exposed To Product Liability Claims And An Uninsured Claim Could Have A Material Adverse Effect On NeoMedia's Business, Prospects, Financial Condition, And Results Of Operations, As Well As The Value Of NeoMedia's Stock

      Many of NeoMedia's projects are critical to the operations of its clients' businesses. Any failure in a client's information system could result in a claim for substantial damages against NeoMedia, regardless of NeoMedia's responsibility for such failure. NeoMedia could, therefore, be subject to claims in connection with the products and services that it sells. NeoMedia currently maintains product liability insurance. There can be no assurance that:

            o NeoMedia has contractually limited its liability for such claims adequately or at all; or

            o NeoMedia would have sufficient resources to satisfy any liability resulting from any such claim.

      The successful assertion of one or more large claims against NeoMedia could have a material adverse effect on its business, prospects, financial condition, and results of operations.

NeoMedia Will Not Pay Cash Dividends and Investors May Have To Sell Their Shares In Order To Realize Their Investment

      NeoMedia has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. NeoMedia intends to retain future earnings, if any, for reinvestment in the development and marketing of NeoMedia's products and services. As a result, investors may have to sell their shares of common stock to realize their investment.

Some Provisions Of NeoMedia's Certificate of Incorporation And bylaws May Deter Takeover Attempts, Which May Limit The Opportunity Of NeoMedia's Stockholders To Sell Their Shares At A Premium To The Then-Current Market Price

      Some of the provisions of NeoMedia's Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire NeoMedia, even if doing so might be beneficial to NeoMedia's stockholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, NeoMedia's Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire Series A Preferred Stock of NeoMedia, par value $0.01 per share, on each outstanding share of NeoMedia's common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a "poison pill." The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of NeoMedia and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of NeoMedia. The stockholders rights plan was not adopted in response to any effort to acquire control of NeoMedia at the time of adoption. This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in control of NeoMedia. Certain of NeoMedia's directors, officers and principal stockholders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of NeoMedia's "poison pill" plan, as a result of the fact that, as of the plan's adoption, their holdings might have otherwise triggered the "poison pill".

      In addition, NeoMedia's Certificate of Incorporation authorizes the Board of Directors to designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, redemption rights, and sinking fund provisions.

      NeoMedia is authorized to issue a total of 25,000,000 shares of Preferred Stock, par value $0.01 per share. NeoMedia has no present plans for the issuance of any preferred stock. However, the issuance of any preferred stock could have a material adverse effect on the rights of holders of NeoMedia's common stock, and, therefore, could reduce the value of shares of NeoMedia's common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict NeoMedia's ability to merge with, or sell NeoMedia's assets to, a third party. The ability of the Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in NeoMedia's control thereby preserving control by the current stockholders.

Existing Shareholders Will Experience Significant Dilution when the Investors Convert Their Preferred Stock to Common Stock or When the Investor Exercise Their Warrants and Received Common Stock Shares Under the Investment Agreement with the Investors

      The issuance of shares of common stock pursuant to the conversion of preferred stock or exercise of warrants pursuant to our transaction with certain investors described in this filing or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, our net income or loss per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue pursuant to the conversion of our preferred stock and exercise of warrants. If our stock price is lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued underlying our preferred stocks and warrants; however, existing stockholders could experience significant dilution of their ownership of the Company.

                      Risks Relating To NeoMedia's Industry


The Security of the Internet Poses Risks To The Success Of NeoMedia's Entire Business

      Concerns over the security of the Internet and other electronic transactions, and the privacy of consumers and merchants, may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions, which may have a material adverse effect on NeoMedia's physical-world-to-Internet business.

NeoMedia Will Only Be Able To Execute Its Physical-World-To-Internet Business Plan If Internet Usage and Electronic Commerce Continue To Grow

      NeoMedia's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and camera devices on mobile telephones. If use of the Internet and camera devices on mobile telephones does not continue to grow or grows more slowly than expected, or if the infrastructure for the Internet and camera devices on mobile telephones does not effectively support the growth that may occur, or does not become a viable commercial marketplace, NeoMedia's physical-world-to-Internet business, and therefore NeoMedia's business, prospects, financial condition, and results of operations, could be materially adversely affected. Rapid growth in the use of, and interest in, the Internet and camera devices on mobile telephones is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use mobile telephones as a medium of information retrieval or commerce. Demand and market acceptance for recently introduced services and products over the mobile Internet are subject to a high level of uncertainty, and few services and products have generated profits. For NeoMedia to be successful, consumers and businesses must be willing to accept and use novel and cost efficient ways of conducting business and exchanging information.

      In addition, the public in general may not accept the use of the Internet and camera devices on mobile telephones as a viable commercial or information marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that mobile phone Internet usage continues to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the mobile Internet may be unable to support the demands placed upon them. In addition, the mobile Internet and mobile interactivity could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of mobile Internet activity, or due to increased governmental regulation. Significant issues concerning the commercial and informational use of the mobile Internet, and online networks technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of
Internet business solutions that utilize these technologies. Changes in, or insufficient availability of, telecommunications services to support the Internet, the Web or other online services also could result in slower response times and adversely affect usage of the Internet, the Web and other online networks generally and NeoMedia's physical-world-to-Internet product and networks in particular.

NeoMedia May Not Be Able To Adapt As The Internet, Physical-World-To-Internet, Equipment Resales And Systems Integrations Markets, And Customer Demands Continue To Evolve

      NeoMedia   may  not  be  able  to  adapt  as  the  mobile   Internet   and
physical-world-to-Internet markets and consumer demands continue to evolve. NeoMedia's failure to respond in a timely manner to changing market conditions or client requirements would have a material adverse effect on its business, prospects, financial condition, and results of operations. The mobile Internet and physical-world-to-Internet markets are characterized by:

            o     rapid technological change;

            o     changes in user and customer requirements and preferences;

            o frequent new product and service introductions embodying new technologies; and

            o the emergence of new industry standards and practices that could render proprietary technology and hardware and software infrastructure obsolete.

      NeoMedia's success will depend, in part, on its ability to:

            o enhance and improve the responsiveness and functionality of its products and services;

            o license or develop technologies useful in its business on a timely basis;

            o enhance its existing services, and develop new services and technologies that address the increasingly sophisticated and varied needs of NeoMedia's prospective or current customers; and

            o     respond  to  technological   advances  and  emerging  industry
                  standards and practices on a cost-effective and timely basis.

NeoMedia's Competitors In The Micro Paint Repair Industry Could Duplicate NeoMedia's Proprietary Processes

      NeoMedia's success in the micro paint repair industry depends upon proprietary chemical products and processes. There is no guarantee that NeoMedia's competitors will not duplicate NeoMedia's proprietary processes.


NeoMedia May Not Be Able To Compete Effectively In Markets Where Its Competitors Have More Resources

      While the market for physical-world-to-Internet technology is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by NeoMedia. NeoMedia believes that competition will intensify and increase in the near future. NeoMedia's target market is rapidly evolving and is subject to continuous technological change. As a result, NeoMedia's competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations.

      Some of NeoMedia's competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than NeoMedia. Based on total assets and annual revenues, NeoMedia is significantly smaller than its two largest competitors in the physical-world-to-Internet industry, the primary focus of NeoMedia's business. If NeoMedia competes with its primary competitors for the same geographical or institutional markets, their financial strength could prevent NeoMedia from capturing those markets. NeoMedia may not successfully compete in any market in which it conducts or may conduct operations. Many of NeoMedia's competitors in the Micro Paint Repair business have a longer operating history in the industry, as well as access to greater financial resources. NeoMedia may not be able to penetrate markets or market its products as effectively as NeoMedia's better-funded more-established competitors.

In The Future There Could Be Government Regulations And Legal Uncertainties Which Could Harm NeoMedia's Business

      Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to NeoMedia's business, or the application of existing laws and regulations to the Internet and other online services, could have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations. Due to the increasing popularity and use of the Internet, the Web and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as taxation, user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet, the Web or other online services, which could, in turn, decrease the demand for NeoMedia's services and increase NeoMedia's cost of doing business, or otherwise have a material adverse effect on NeoMedia's business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet, the Web and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively.

      Certain of NeoMedia's proprietary technology allows for the storage of demographic data from NeoMedia's users. In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit
NeoMedia's ability to collect and use information collected by NeoMedia's technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. NeoMedia could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if NeoMedia's privacy practices are investigated.

      Certain  of  NeoMedia's   micro  paint   solutions  could  be  subject  to
environmental regulations.

ITEM 2.  Description of Properties

      NeoMedia's principal executive, development and administrative office is located at 2201 Second Street, Suite 600, Fort Myers, Florida 33901. NeoMedia occupies approximately 12,000 square feet under terms of a written lease from an unaffiliated party which expires on July 31, 2008, with monthly rent totaling approximately $18,000.

      The Company maintains a production and product development facility for its Micro Paint Repair Business unit in Calgary, Alberta, Canada, occupying approximately 4,000 square feet under the terms of a written month-to-month lease from an affiliated party with monthly rent totaling $2,400.

      The Company maintains a training, demonstrations, production, distribution, and retail services facility for its Micro Paint Repair Business unit in Ft. Myers, Florida, occupying approximately 10,000 square foot under the terms of a written lease from an unaffiliated party expiring on February 28, 2008, with monthly rent totaling approximately $9,000.

      During 2005, NeoMedia occupied a sales facility at 2150 Western Court, Suite 230, Lisle, Illinois 60532, occupying approximately 6,000 square feet under the terms of a written month-to-month lease from an unaffiliated party with monthly rent totaling approximately $4,000. During February 2006, NeoMedia cancelled the lease and centralized the operations from this facility to its Ft. Myers, FL headquarters.

      The Company believes that existing office space is adequate to meet current and short-term requirements for its operations in the United States.

ITEM 3.  Legal Proceedings

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

      On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. Discovery is ongoing.

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

      On October 19, 2005, Wachovia Bank, N.A. filed a complaint against NeoMedia in the twentieth judicial circuit court of Lee County, Florida, seeking payment of $97,000 of rent from previous years. NeoMedia has placed the requested funds into escrow with the court, pending resolution of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 16, 2005, NeoMedia held its annual meeting of shareholders, at which the following matters were ratified:

            o     Each of Charles T. Jensen, Charles W. Fritz, William E. Fritz,
                  A. Hayes Barclay, and James J. Keil were re-elected as directors

            o Stonefield Josephson, Inc. was named as NeoMedia's auditors for the fiscal year ended December 31, 2005, and

            o The 2005 Stock Option Plan, which contains up to 60 million shares underlying future option issuances, was adopted.

      The number of votes cast for each matter were:


                                                                                              Broker
Matter                           For               Against             Withheld              Non-votes           Total
---------------            ---------------     ---------------      ---------------       ---------------    ---------------


Matter #1
---------
Barclay, A. Hayes            428,582,677                  --           5,069,186                  --         433,651,863
Fritz, Charles W             429,204,100                  --           4,447,763                  --         433,651,863
Fritz, William E             428,974,763                  --           4,677,100                  --         433,651,863
Jensen, Charles T            428,701,413                  --           4,950,450                  --         433,651,863
Keil, James J                428,500,377                  --           5,151,486                  --         433,651,863
Matter #2
---------
Ratification of
Stonefield
Josephson, Inc. as
independent auditors         432,186,015             864,437             601,411                  --         433,651,863
Matter #3
---------
2005 Stock Option
Plan                         122,359,392          17,803,875           1,279,861         292,208,735         433,651,863


      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information. The Company's shares trade on the OTC Bulletin Board under the symbol "NEOM." As of December 31, 2005, the Company had 467,601,717 common shares outstanding.

      The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on The OTC Bulletin Board:

                                                            (U.S. $)
                                                -------------------------------
           2004                                      HIGH              LOW
      --------------                            --------------   --------------
      First Quarter                               $   0.16           $   0.14
      Second Quarter                                  0.11               0.05
      Third Quarter                                   0.12               0.06
      Fourth Quarter                                  0.30               0.06

           2005                                      HIGH              LOW
      --------------                            --------------   --------------
      First Quarter                               $   0.29           $   0.22
      Second Quarter                              $   0.72           $   0.19
      Third Quarter                               $   0.51           $   0.32
      Fourth Quarter                              $   0.45           $   0.28

      (b) Holders. As of December 31, 2005, NeoMedia had an estimated 13,500 recordholders of common stock.

      (c) Dividends. The Company has not declared or paid any cash dividends on its common stock during the years ended December 31, 2004 or 2005. The Company will base any issuance of dividends upon its earnings, financial condition, capital requirements and other factors considered important by its board of directors. Delaware law and the Company's certificate of incorporation do not require the board of directors to declare dividends on the Company's common stock. The Company expects to retain all earnings, if any, generated by its operations for the development and growth of its business and does not anticipate paying any dividends to its stockholders for the foreseeable future.

     On October 26, 2004, NeoMedia announced that it would issue a property dividend with the distribution of common shares of iPoint-media Ltd. of Tel Aviv. The date of the property dividend payment will be announced after the
United States Securities and Exchange Commission declares iPoint-media's registration statement on Form SB-2 effective. iPoint-media filed their SB-2 (Registration No. 333-126342) on July 1, 2005, and amended the filing on January 12, 2006.

      (d) Recent Issuances of Unregistered Securities.

      On July 26, 2005, the Company issued to Newbridge Securities, an unrelated party, 44,723 shares of common stock in exchange for placement agent services to be provided in connection with NeoMedia's Standby Equity Distribution Agreement with Cornell Capital Partners. The shares were valued at $0.41, which was the market price at the time of issuance.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      During 2005, NeoMedia continued its efforts to commercialize its two primary lines of business, NeoMedia Mobile and NeoMedia Micro Paint Repair, both in North America and overseas. As part of the commercialization efforts, NeoMedia began to implement an aggressive growth campaign focusing on expansion through three major avenues: acquisition and globalization.

      To this end, during the second half of 2005 and the first quarter of 2006, NeoMedia made the following strategic maneuvers:

      August 2005:     signed agreement to distribute Micro Paint products to
                       China via Jinche automotive group

      September 2005:  signed  agreement to distribute  Micro Paint  products to
                       Mexico and Latin America via Micropaint de Mexico

      October 2005:    signed letter of intent to acquire Mobot

      October 2005:    signed agreement to distribute Micro Paint products to
                       Scandinavia via WITHO-AS

      December  2005:  signed  agreements  to  distribute  DuPont  and PPG automotive aftermarket products to Jinche in China

      February 2006:   completed  acquisitions  of Mobot  (US),  12Snap
                       (Europe), Gavitec (Europe), and Sponge (Europe); signed letter of intent to acquire Hip Cricket; completed $27 million funding to finance acquisitions and future growth

      March 2006:      completed  acquisition  of BSD  Software,  creating the
                       NeoMedia Telecom Services (NTS) business unit

Acquisitions

      During 2005 and the first quarter of 2006, NeoMedia has aggressively pursued acquisitions that will confirm its presence in the global mobile marketing space. To this end, NeoMedia has completed, or agreed to complete, the following acquisitions:

            12Snap AG. On February 10, 2006, NeoMedia and 12Snap AG ("12Snap") signed a definitive sale and purchase agreement under which NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and $19,500,000 in shares of NeoMedia common stock. The $19,500,000 stock portion of the purchase price is represented by 49,294,581 shares of NeoMedia common stock, calculated by dividing $19,500,000 by the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 9, 2006. On February 28, 2006, NeoMedia and 12Snap completed the closing requirements and the acquisition became effective. 12snap AG is a non-public incorporated company headquartered in Munich with branches in Dusseldorf, New York, London, Milan, Stockholm, Romania and Vienna. As an expert in innovative marketing and entertainment for mobile phones, 12snap combines know-how in mobile applications, mobile loyalty and mobile marketing. In the mobile marketing space, 12snap creates and implements national and pan-European mobile marketing campaigns for international brands; its mobile loyalty business unit offers customer loyalty programs for companies and brands, and its mobile applications business unit is the center for development and software. 12snap sells and licenses a wide spectrum of mobile solutions to satisfy the demands of the current growing market and the new uses of the third mobile phone generation from dynamic video services and multiplayer games to personalized messaging applications. 12snap has 75 employees, and provides services to companies including McDonald's, MTV(R), Coca-Cola, Ferrero, Wella, adidas, Unilever and Gillette(R).

            Sponge Ltd. On February 20, 2006, NeoMedia and Sponge Limited ("Sponge") of London (www.spongegroup.com) signed a definitive share purchase agreement under which NeoMedia acquired all of the outstanding shares of Sponge in exchange for (pound)3,450,000 (approximately $6 million) cash and (pound)6,550,000 (approximately $11.4 million) in shares of NeoMedia common stock. The (pound)6,550,000 stock portion of the purchase price is represented by 29,696,745 shares of NeoMedia common stock, calculated by dividing (pound)6,550,000 by the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The agreement also calls for Sponge to earn an additional (pound)2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of (pound)1,300,000 (approximately $2.3 million) in net profits. On February 23, 2006, NeoMedia and Sponge completed the closing requirements and the acquisition became effective. Founded in 2001, Sponge has grown to become a U.K. market leader in providing mobile applications to agencies and media groups, and gain recognition as one of Europe's top independent developers of mobile applications and content. Today, Sponge counts more than 40 agencies, including WPP, Aegis and BBH, as clients, and supplies services for over 100 world-class brands, including Coca Cola(R), Heineken(R) and Diageo. Sponge also supplies a range of mobile services to media groups, including News International, Trinity Mirror, Endemol and IPC

            Gavitec AG. On February 17, 2006, NeoMedia and Gavitec AG ("Gavitec") of Wurselen, Germany (www.gavitec.com) signed a definitive sale and purchase agreement under which NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and $5,400,000 in shares of NeoMedia common stock. The $5,400,000 stock portion of the purchase price is represented by 13,660,511 shares of NeoMedia common stock, calculated by dividing $5,400,000 by the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. On February 23, 2006, NeoMedia and Gavitec completed the closing requirements and the acquisition became effective. Gavitec was founded in 1997 as a specialized provider and manufacturer of products and solutions for mobile marketing and mobile information technology. As a technology leader in code-reading systems and software for mobile applications, Gavitec offers its clients standardized or individual solutions in the areas of mobile loyalty, mobile ticketing, mobile couponing, and mobile payment systems

            Mobot, Inc. On February 9, 2006, NeoMedia and Mobot, Inc. (www.mobot.com) ("Mobot") signed a definitive merger agreement under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in shares of NeoMedia common stock. The $6,500,000 stock portion of the purchase price is represented by 16,931,493 shares of NeoMedia common stock, calculated by dividing $6,500,000 by the volume-weighted average closing price of NeoMedia common stock for the ten day up to and including February 8, 2006. On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective. Mobot is a pioneer in visual search and recognition technology designed to make marketing effective and innovative using mobile devices. Launched in 2004 to help companies cultivate rewarding relationships with the world's 1.5 billion mobile phone users, Mobot gives marketers, content providers and carriers the tools to make it easy for any consumer with a camera phone to interact with their offerings.

            BSD Software, Inc. On March 21, 2006, NeoMedia completed its acquisition of BSD Software, Inc. of Calgary, Alberta, Canada. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry. After exchange of shares certificates, NeoMedia expects to issue 7,123,698 shares of its common stock in connection with the acquisition.

            Hip Cricket, Inc. On February 16, 2006, NeoMedia signed a non-binding letter of intent to acquire HipCricket, Inc. ("HipCricket") of Essex, CT (www.hipcricket.com) in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock. The letter of intent is subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties. HipCricket is a leading mobile marketing firm that provides innovative, custom solutions to broadcasters and brand marketers. Today, HipCricket works with five of the top 10 radio groups in the U.S. as well as with some 40 major brand marketers. HipCricket combines senior marketing expertise with state-of-the-art mobile and event marketing technologies to offer clients unprecedented interactivity with their consumers, viewers, listeners or customers on a one-to-one personal level.

            Auto Preservation, Inc. On February 25, 2005, NeoMedia signed two non-binding Letters of Intent to acquire up to 100% of Automotive Preservation, Inc. ("AP"), a distributor of automotive paint and accessory products, from AP's parent company, PUPS. The first Letter of Intent calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second Letter of Intent, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second Letter of Intent also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both Letter of Intent are non-binding and subject to due diligence by NeoMedia and AP. On September 21, 2005, the BOD approved to change the deal structure for the acquisition of AP, so that the Company would acquire only 30% of AP for a total purchase price of $1.6 million of which $600K would be paid in cash and $446K would be paid through the assumption of debt, and $554K through the issuance of restricted Neomedia stock. Neomedia will not acquire the remaining 70% of AP under the new structure.

Consulting & Integration Services Business Unit

      As part of the acceleration of global expansion in PaperClick and Paint, as well as the creation of the NTS business unit through the BSD acquisition, NeoMedia also decided in February 2006 to wind down its legacy NeoMedia Consulting & Integration Services (NCIS) business unit. The NCIS unit consisted of client-server equipment and related software resales. The resale market has been commoditized over the past several years, and NeoMedia believes its resources are better spent on the development and commercialization of its NMM, NMPR and NTS business units. Certain of the proprietary products associated with the NCIS business, such as PDF-417 and Maxicode print encoder software and WISP migration tools, will be retained by NeoMedia and consolidated with the NMM unit. NeoMedia will not pursue additional resales of hardware and software or integration services.

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

      According to SFAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

      -     A significant decrease in the market price of the asset
      - A significant adverse change in the extent or manner in which the asset is being used, or in its physical condition
      - A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator
      - An accumulation of costs significantly in excess of the amount originally expected
      - A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset
      - A current expectation that, more likely than not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

NeoMedia follows the two-step process outlined in SFAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by NeoMedia for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, NeoMedia uses a probability-weighted approach to weigh the likelihood of those possible outcomes. NeoMedia used a rate of 10% for purposes of discounting cashflows in 2005.

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

                  In December 2003, the SEC issued SAB 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact NeoMedia's consolidated financial statements.

            (3) Revenue for training and certification on NeoMedia's Micro Paint Repair systems is recognized equally over the term of the contract, which is currently one year. A portion of the initial fee paid by the customer is allocated to training costs and initial products sold with the system, and is recognized upon completion of training and shipment of the products, provided there is VSOE in a multiple element arrangement. Ongoing product and service revenue is recognized as products are shipped and services performed.

      Income Tax Valuation Allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2005.

Results of Operations for the Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

      Net sales. Total net sales for the year ended December 31, 2005 were $2,156,000, which represented a $456,000, or 27%, increase from $1,700,000 for the year ended December 31, 2004. This increase primarily resulted from increased sales from the Company's Micro Paint Repair business, offset by the reduced resales of Sun Microsystems equipment due to increased competition in that industry that led NeoMedia to wind down this business unit during the first quarter of 2006. NeoMedia could realize a material increase in revenue over the next 12 months due to the recent acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD. NeoMedia could also realize a material increase in revenue over the next 12 months if the Company is successful in implementing its PaperClick(R) go-to-market strategy, if pending court cases involving its intellectual property are resolved in NeoMedia's favor, or if it is successful in implementing the expansion of the Micro Paint Repair business unit into China and other geographies.

      License fees. License fees were $523,000 for the year ended December 31, 2005, compared with $343,000 for the year ended December 31, 2004, an increase of $180,000, or 52%. The increase was primarily due to revenue associated with settlements of patent-related lawsuits in 2005. NeoMedia could realize an increase in license fees over the next 12 months due to the recent acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD, if the Company is successful in implementing its PaperClick(R) go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

      Resales of software and technology equipment and service fees. Resales of software and technology equipment and service fees decreased by $276,000, or 44%, to $354,000 for the year ended December 31, 2005, as compared to $630,000 for the year ended December 31, 2004. This decrease primarily resulted from reduced resales of Sun Microsystems equipment due to increased competition and general downturn in the resale market over the past several years. As a result, NeoMedia formally decided to wind down this business unit during the first quarter of 2006, and as a result does not expect additional material hardware and software resales in 2006 and beyond. NeoMedia does however, plan to continue servicing existing contracts and customers.

      Micro Paint Repair products and services. Sales of Micro Paint Repair products and services were $1,279,000 for the year ended December 31, 2005, compared with $727,000 for the year ended December 31, 2004, an increase of $552,000, or 76%. This increase is primarily due to the expansion of the business unit into new markets such as China, Australia/New Zealand, Scandinavia and Mexico. NeoMedia could realize a material increase in Micro Paint Repair revenue if the Company is successful in continuing the expansion of the business unit into China and other geographies.

      Cost of license fees. Cost of license fees was $453,000 for the year ended December 31, 2005, an increase of $129,000, or 40%, compared with $324,000 for the year ended December 31, 2004. The increase resulted from increased amortization of capitalized patent costs during 2005 compared with 2004.

      Cost of resales of software and technology equipment and service. Cost of resales of software and technology equipment and service was $206,000 for the year ended December 31, 2005, a decrease of $398,000, or 66%, compared with $604,000 for the year ended December 31, 2004. The decrease resulted from decreased resales in 2005 compared with 2004. Cost of resales as a percentage of related resales was 58% in 2005, compared to 96% in 2004. This decrease is due to a reduction in 2005 of the hired personnel costs associated with providing service revenue.

      Cost of Micro Paint Repair products and services. Cost of Micro Paint Repair products and services was $913,000 for the year ended December 31, 2005, compared with $541,000 for the year ended December 31, 2004, an increase of $372,000, or 69%. This increase is in direct correlation of increased sales. Cost of micro paint repair products and services as a percentage of related sales was 71% in 2005, compared to 74% in 2004. NeoMedia expects cost of micro paint repair products and services to increase with Micro Paint Repair revenue over the next 12 months as the Company continues to expand globally.

      Gross Profit. Gross profit was $584,000 for the year ended December 31, 2005, an increase of $353,000, or 153%, compared with gross profit of $231,000 for the year ended December 31, 2004. This increase was primarily the result of increased sales and corresponding margin of the Company's Micro Paint Repair products and services.

      Sales and marketing. Sales and marketing expenses were $4,186,000 for the year ended December 31, 2005, compared to $2,046,000 for the year ended December 31, 2004, an increase of $2,140,000 or 105%. This increase resulted primarily from the addition of sales force and cost associated with marketing and promotion of the Company's PaperClick(R) and Micro Paint Repair products. NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and expansion of the PaperClick(R) and Micro Paint Repair product groups, as well as the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD.

      Impairment charges. During the year ended December 31, 2005, NeoMedia recognized an impairment of an intangible asset of $335,000 relating to the write-down of an intangible asset. During the year ended December 31, 2004, no impairment charges were taken. The impairment relates to the assets purchased from Secure Source Technologies, Inc. during 2003 that are part of the NeoMedia Internet Switching Service (NISS) business unit. The impairment is due to the fact that the intangible assets purchased are not generating any revenue at the present time and NeoMedia's management does not foresee these assets generating revenue in the near term. The amount of impairment was determined by determining the fair value of the intangible assets using the discounted cashflow method.

      General and administrative. General and administrative expenses increased by $1,160,000, or 52%, to $3,375,000 for the year ended December 31, 2005, compared to $2,215,000 for the year ended December 31, 2004. The increase resulted primarily from additional personnel and higher legal and professional fees in 2005 resulting from registration and regulatory filings. NeoMedia expects general and administrative expense to increase over the next 12 months with the Mobot, 12Snap, Sponge, Gavitec, and BSD, and the continued expansion of the PaperClick and Micro Paint business units.

      Research and development. During the year ended December 31, 2005, NeoMedia charged to expense $934,000 of research and development costs, an increase of $283,000 or 43% compared to $651,000 for the year ended December 31, 2004. The increase is primarily due to the addition of development staff hired in connection with the commercialization of the PaperClick product line. NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts of its PaperClick(R) and Micro Paint Repair products and services, as well as with the addition of research and development resources acquired with Mobot, 12Snap, Sponge and Gavitec.

      Gain on extinguishment of debt. During the year ended December 31, 2005, NeoMedia recognized a gain on extinguishment of debt of $172,000, resulting from the payment of debt at a discount to the book value of the debt, an increase of $32,000, or 23%, compared with a gain on extinguishment of debt of $140,000 for the year ended December 31, 2004. These gains resulted from a difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

      Impairment charge on investments. During the year ended December 31, 2005, NeoMedia recognized an impairment of investment of $780,000 relating to the write-down of its investment. During the year ended December 31, 2004, no impairment charges were taken. The Impairment relates to the investment in iPoint-Media Ltd. ("iPoint") for $530,000 and the investment in Intactis Software, Inc. ("Intactis") for $250,000. These investments are not part of a specific business segment and as such are charged against the corporate segment.

The impairment relating to iPont primarily results from a delay in registration for the resale of the shares held by NeoMedia. The impairment of the investment in Intactis is a result of NeoMedia management's expectation that additional investment or research and development resources would be required in order to recoup the initial investment. The amount of impairment for both iPoint and Intactis was determined by determining the fair value of the assets using the discounted cashflow method.

      Amortization of debt discount. During the year ended December 31, 2004, NeoMedia recognized an amortization of debt issuance cost of $2,500,000 relating to the fair value of warrants granted to Cornell Capital Partners in connection with promissory notes issued to Cornell by NeoMedia during January 2004. During the year ended December 31, 2004, NeoMedia amortized the full $2.5 million discount value relating to the Cornell warrants, and as a result does not expect to recognize such expense in the next 12 months. During the year ended December 31, 2005, NeoMedia did not recognize any such expense.

      Interest expense. Interest expense consists primarily of interest accrued for creditors as part of financed purchases, past due balances, notes payable and interest earned on cash equivalent investments. Interest expense increased by $104,000, or 55%, to $293,000 for the year ended December 31, 2005 from $189,000 for the year ended December 31, 2004, due to increased expense associated with interest on notes payable in 2005 compared with 2004.

      Net Loss. The net loss for the year ended December 31, 2005 was $9,147,000, which represented a $1,917,000, or 27% increase from a $7,230,000 loss for the year ended December 31, 2004. The increase resulted from impairment charge of intangible assets in 2005, as well as increased selling, general, and administrative expenses associated with the continued commercialization and expansion of the PaperClick and micro Paint business units.

Liquidity and Capital Resources

      As of December 31, 2005, NeoMedia's cash balance was $2,291,000, compared to $2,634,000 at December 31, 2004.

      Net cash used in operating activities was approximately $6,509,000 for the year ended December 31, 2005, compared with $4,650,000 for the year ended December 31, 2004, an increase of $1,859,000, or 40%. The increase was primarily due to increased selling, general, and administrative expenses in 2005 associated with the continued commercialization and expansion of the PaperClick and micro Paint business units, and the continued payment of accounts payable and accruals incurred in previous years.

      NeoMedia's net cash flow used in investing activities for the years ended December 31, 2005 and 2004, was $4,169,000 and $3,642,000, respectively, an increase of $527,000, or 15%. The increase was primarily due to the acquisition in 2005 of patents from Loyaltypoint, Inc. for $1.4 million, advances to Mobot of $1.5 million and the investments in Intactis, Inc. and Pickups Plus, Inc.

      Net cash provided by financing activities for the years ended December 31, 2005 and 2004 was $10,306,000 and $10,925,000, respectively, a decrease of $619,000, or 6%. The decrease was, due to fewer options and warrants exercised in 2005.

      During the years ended December 31, 2005 and 2004, NeoMedia's net loss totaled $9,147,000 and $7,230,000, respectively. As of December 31, 2005,
NeoMedia had accumulated losses from operations of $92,524,000, had a working capital deficit of $4,874,000, and $2,291,000 in cash balances.

      During February 2006, NeoMedia's Board of Directors elected to formally wind down the NCIS business unit. As a result, during February 2006, NeoMedia closed its Lisle, Illinois facility out of which the NCIS business unit was based. NeoMedia plans to continue servicing existing contracts and customers. NeoMedia management expects that the effect on cashflow will be positive, since the majority of the revenue relating to the NCIS business unit in 2005 was derived from licenses of software products that will be retained in the NeoMedia Mobile Business Unit, and certain overhead costs associated with the business unit were eliminated in the winding down process.

Going Concern

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $9,197,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively and has an accumulated deficit of $92,574,000 as of December 31, 2005. In addition, the Company had working capital deficit of $4,874,000 as of December 31, 2005. All of the factors discussed above, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

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

      During the first quarter of 2006, NeoMedia received approximately $14.1 million net proceeds from the convertible preferred stock sale to Cornell, and an additional $4 million proceeds received upon exercise of warrants held by Cornell. NeoMedia used $13.8 million of the proceeds to pay the cash portion of the purchase price of Mobot, Gavitec, Sponge, and 12Snap. NeoMedia expects to receive an additional $6 million proceeds from the exercise of additional warrants held by Cornell, the exercise of which can be forced by NeoMedia if the closing bid price of NeoMedia stock is greater than $0.30 for five consecutive days, and NeoMedia will also receive an additional $5 million upon registration of the shares underlying the convertible preferred stock held by Cornell.

      NeoMedia intends to fund its growth and working capital deficiencies from the following sources during 2006 and beyond:

      Warrant Exercises

      On February 9, 2006, Cornell exercised warrants to purchase 20,000,000 shares of NeoMedia common stock, par value $0.01 per share. The warrants were issued to Cornell Capital on March 30, 2005 as a commitment fee for Cornell Capital entering into that certain Standby Equity Distribution Agreement, dated March 30, 2005 by and between NeoMedia and Cornell Capital. The warrants had an exercise price equal to $0.20 per share. In connection with the exercise of the 20,000,000 Warrants, NeoMedia received proceeds of $4,000,000. NeoMedia expects to receive an additional $6 million proceeds from the exercise of additional warrants held by Cornell, the exercise of which can be forced by NeoMedia if the closing bid price of NeoMedia stock is greater than $0.30 for five consecutive days.

      $27 Million Convertible Preferred Stock Sale

      On February 17, 2006, NeoMedia entered into an investment agreement with Cornell. Pursuant to the Investment Agreement, NeoMedia issued and sold to Cornell Twenty-Seven Million Dollars (US $27,000,000) of Series C Preferred Shares (the "Series C Preferred Shares"), of which (i) Three Million Two Hundred Eight Thousand Seven Hundred Two Dollars ($3,208,702) were purchased by Cornell for consideration solely consisting of surrendering that certain Promissory Note, dated March 30, 2005 in the original principal amount of Ten Million Dollars (US $10,000,000) issued in the name of Cornell, (ii) Eighteen Million Seven Hundred Ninety-One Thousand Two Hundred Ninety-Eight Dollars (US $18,791,298) were purchased by additional funding (consisting of $16,791,298 of immediately available funds and $2,000,000 of securities) from Cornell as of February 17, 2006, and (iii) Five Million Dollars (US $5,000,000) shall be purchased by an additional funding by Cornell on the date a registration statement filed by the Company pursuant to the terms of that certain Investor Registration Rights Agreement, dated February 17, 2006 by and between the Company and Cornell is declared effective by the U.S. Securities and Exchange Commission. The Series C Preferred Shares are convertible into shares of the Company's common stock, par value $0.01 per share in accordance with the terms of the Company Certificate of Designations, Preferences, and Rights of the Series C Preferred Shares.

      In addition, pursuant to the terms of the Investment Agreement, the Company issued to Cornell (i) a warrant to purchase twenty million (20,000,000) shares of NeoMedia common stock exercisable for a period of 5 years at an exercise price of $0.50 per share; (ii) a warrant to purchase twenty-five million (25,000,000) shares of common stock exercisable for a period of 5 years at an exercise price of $0.40 per share; and (iii) a warrant to purchase thirty million (30,000,000) shares of common stock exercisable for a period of 5 years at an exercise price of $0.35 per share.

      $100 million SEDA

      On March 30, 2005, NeoMedia and Cornell Capital Partners entered into a Standby Equity Distribution Agreement under which Cornell agreed to purchase up to $100 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. NeoMedia expects to file a registration statement with the SEC during 2006 to register the shares underlying the $100 million 2005 SEDA. The 2005 SEDA would become available at the time the SEC declares effective a registration statement containing such shares. As a commitment fee for the SEDA, NeoMedia issued to Cornell 50 million warrants to purchase shares of NeoMedia common stock at an exercise price of $0.20 per share. 20 million of the Cornell warrants were exercised in February 2006, generating $4 million cash proceeds to NeoMedia.

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

Contractual Obligations

The following table presents the Company's contractual obligations as of December 31, 2005, over the next five years and thereafter:

                               Payments by Period
                                 (in thousands)
-------------------------------------------------------------------------------

                                                          Less
                                                          Than        1-3        4-5      After 5
                                              Amount     1 Year      Years      Years       Years
                                              ------     ------      ------     ------     ------

Vendor Settlements & Agreements              $   24      $   24      $   --     $   --     $   --
Operating Leases                                805         330         475         --         --
Short Term Debt                               3,015       3,015          --         --         --
                                             ------      ------      ------     ------     ------
     Total Contractual Cash Obligations      $3,844      $3,369      $  475     $   --     $   --
                                             ======      ======      ======     ======     ======

Intangible Assets

NeoMedia periodically performs impairment tests on each of its intangible assets, which include goodwill, capitalized patent costs, repair chemical formulations and proprietary process, customer base and trademarks, and capitalized and purchased software costs. In doing so, NeoMedia evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in NeoMedia's current business plan, and projected cashflow to be derived from the asset.

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

      According to SFAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

      -     A significant decrease in the market price of the asset
      - A significant adverse change in the extent or manner in which the asset is being used, or in its physical condition
      - A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator
      - An accumulation of costs significantly in excess of the amount originally expected
      - A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset
      - A current expectation that, more likely than not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

      NeoMedia follows the two-step process outlined in SFAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by NeoMedia for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, NeoMedia uses a probability-weighted approach to weigh the likelihood of those possible outcomes. NeoMedia generally uses a rate of 10% for purposes of discounting cashflows.

Financing Agreements

      As of December 31, 2005 and 2004, NeoMedia was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows NeoMedia to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. Due to the discontinuation of the NCIS business unit, NeoMedia expects to terminate the agreement during 2006. There were no amounts payable under this agreement as of December 31, 2005.

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

      In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of
FASB Statements No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity's fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

ITEM 7.   FINANCIAL STATEMENTS

      The Financial Statements to this Form 10-KSB are attached commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

ITEM 8A.  CONTROLS AND PROCEDURES

There were no policy reviews, improvements of documentation or general improvement in the state of internal controls that led to any change during the fiscal year, or subsequent to the end of the fiscal year through the date of this Form 10-KSB, that materially affected or were reasonably likely to materially affect, internal controls over financial reporting

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's year ended December 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the year ended December 31, 2005, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-KSB.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Neomedia Technologies, Inc.
Fort Myers, Florida

We have audited the accompanying consolidated balance sheet of Neomedia Technologies, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neomedia Technologies, Inc. and subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the two years in the period then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses, negative cash flows from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
Irvine, California
March 2, 2006

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            DECEMBER 31 2005
                                                                                            ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                     $   2,291
     Trade accounts receivable, net of allowance for doubtful accounts of $203                           341
     Inventories                                                                                         423
     Investment in marketable securities                                                                 104
     Prepaid expenses and other current assets                                                           151
                                                                                                   ---------
     Total current assets                                                                              3,310

     Leasehold improvements & property and equipment, net                                                236
     Capitalized patents, net                                                                          3,134
     Micro paint chemical formulations and proprietary process, net                                    1,450
     Goodwill                                                                                          1,099
     Other Intangible assets, net                                                                        246
     Cash surrender value of life insurance policy                                                       769
     Advances to Mobot, Inc.                                                                           1,500
     Other long-term assets                                                                              667
                                                                                                   ---------

          Total assets                                                                             $  12,411
                                                                                                   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                              $   1,574
     Accrued expenses                                                                                  1,844
     Amounts payable under settlement agreements                                                          97
     Sales taxes payable                                                                                  80
     Deferred revenues and other                                                                         898
     Liabilities of discontinued business unit                                                           676
     Notes payable                                                                                     3,015
                                                                                                   ---------
          Total current liabilities                                                                    8,184
                                                                                                   ---------


Shareholders' equity:
     Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued
       and outstanding                                                                                    --
     Common stock, $0.01 par value, 1,000,000,000 shares authorized,
       475,387,910 shares issued and 467,601,717 outstanding                                           4,676
     Additional paid-in capital                                                                      106,456
     Deferred stock-based compensation                                                                  (169)
     Deferred equity financing costs                                                                 (13,256)
     Accumulated deficit                                                                             (92,524)
     Accumulated other comprehensive loss                                                               (177)
     Treasury stock, at cost, 201,230 shares of common stock                                            (779)
                                                                                                   ---------
     Total shareholders' equity                                                                        4,227
                                                                                                   ---------
          Total liabilities and shareholders' equity                                               $  12,411
                                                                                                   =========

              The accompanying notes form an integral part of these
                       consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                          2005              2004
                                                                      -------------    -------------
NET SALES:
       License fees                                                   $         523    $         343
       Resale of software and technology equipment and service fees             354              630
       Micro paint repair products and services                               1,279              727
                                                                      -------------    -------------
       Total net sales                                                        2,156            1,700
                                                                      -------------    -------------

COST OF SALES:
       License fees                                                             453              324
       Resale of software and technology equipment and service fees             206              604
       Micro paint repair products and services                                 913              541
                                                                      -------------    -------------
       Total cost of sales                                                    1,572            1,469
                                                                      -------------    -------------

GROSS PROFIT                                                                    584              231

OPERATING EXPENSES:
       Sales and marketing expenses                                           4,186            2,046
       Impairment charge                                                        335               --
       General and administrative expenses                                    3,375            2,215
       Research and development costs                                           934              651
                                                                      -------------    -------------

       Loss from operations                                                  (8,246)          (4,681)
       Gain on extinguishment of debt                                           172              140
       Impairment charge on investments                                        (780)              --
       Amortization of debt discount                                             --           (2,500)
       Interest expense, net                                                   (293)            (189)
                                                                      -------------    -------------

NET LOSS                                                                     (9,147)          (7,230)

       Other comprehensive loss:
          Unrealized gain/loss on marketable securities                        (146)              --
          Foreign currency translation adjustment                                29              (60)
                                                                      -------------    -------------

COMPREHENSIVE LOSS                                                    $      (9,264)   $      (7,290)
                                                                      =============    =============

NET LOSS PER SHARE--BASIC AND DILUTED                                 $       (0.02)   $       (0.02)
                                                                      =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES--BASIC AND DILUTED             451,857,851      329,362,127
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

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                          --------------------
                                                                                            2005        2004
                                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                            ($ 9,147)   ($ 7,230)
      Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of discount on note payable                                                  --       2,500
      Depreciation and amortization                                                            735         674
      Impairment charge                                                                      1,115          --
      Provision for doubtful accounts                                                          157          24
      Expense (decrease of fair value) for repriced options                                     --         104
      Fair value of expense portion of stock-based
               compensation granted for professional services                                  733         626
      Interest expense allocated to debt                                                        --           3
      (Increase)/decrease in value of life insurance policies                                  (42)         (1)
      Decrease in fair value of marketable securities                                           --          --
      Decrease of fair value of repriced options                                                --          --
      Changes in operating assets and liabilities
        Trade accounts receivable, net                                                        (216)        (82)
        Inventory                                                                             (308)        (58)
        Other current assets                                                                   173          68
        Accounts payable, amounts due under financing agreements, liabilities in excess
          of assets of discontinued business unit, accrued expenses and stock liability        (93)     (1,277)
        Deferred revenue other current liabilities                                             384          (1)
                                                                                          --------    --------
          Net cash used in operating activities                                             (6,509)     (4,650)
                                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Advances to Mobot, Inc.                                                               (1,500)
      Investments                                                                             (500)     (1,000)
      Acquisition of patents                                                                (1,400)
      Acquisition related costs                                                               (168)         --
      Capitalization of software development and purchased intangible assets                  (359)       (141)
      Acquisition of property and equipment                                                   (242)       (111)
      Cash paid to acquire CSI International, Inc. (net of cash acquired)                       --      (2,390)
                                                                                          --------    --------

        Net cash used in investing activities                                               (4,169)     (3,642)
                                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock, net of issuance costs of $115
        in 2005 and $620 in 2004                                                             8,572       7,906
      Net proceeds from exercise of stock options and warrants                                 923       2,687
      Borrowings under notes payable and long-term debt                                      9,932       9,085
      Repayments on notes payable and long-term debt                                        (8,121)     (8,753)
      Cash commitment fee for $100 million Standby Equity Distribution Agreement            (1,000)         --
                                                                                          --------    --------
        Net cash provided by financing activities                                           10,306      10,925
                                                                                          --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         29         (60)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (343)      2,573

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               2,634          61
                                                                                          --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  2,291    $  2,634
                                                                                          ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid/(received) during the period                                          $     47    $    111
      Income taxes paid                                                                         --          --
      Non-cash investing and financing activities:
        Reduction in accounts payable and accruals due to debt paid with shares
          of common stock                                                                       --         190
        Reduction of note payable paid in stock                                                 --          32
        Fair value of stock issued for services and deferred to future periods                 239         653
        Fair value of shares issued to acquire CSI Int'l (net of costs of registration)         --         695
        Change in net assets resulting from acquisition of CSI (net of cash acquired)           --       3,090
        Gain on extinguishment of debt                                                         172         140
        Direct costs associated with Standby Equity Distribution Agreement
          and Equity Line of Credit                                                          1,204       2,216

              The accompanying notes form an integral part of these
                       consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               COMMON STOCK
                               -------------------------------------------
                                                                                                                ACCUMULATED
                                                                                                   DEFERRED     -----------
                                                                ADDITIONAL       DEFERRED           EQUITY         OTHER
                                                                 PAID-IN          STOCK            FINANCING   COMPREHENSIVE
                                  SHARES           AMOUNT        CAPITAL       COMPENSATION          COSTS          LOSS
                               -----------      ----------     -----------     ------------        ---------   -------------

BALANCE, DECEMBER 31, 2003     243,991,257     $     2,440     $    71,565     ($      282)              --      $         0

Shares issued to
Cornell Capital
Partners under ELOC
and SEDA                       112,743,417           1,127           6,864              --               --               --

Exercise of stock
options                         12,860,616             129              43              --               --               --

Exercise of stock
warrants                        51,510,000             515           2,000              --               --               --

Fair value stock,
options, & warrants
issued for
professional services
rendered                         2,013,375              20             785              --               --               --

Stock issued to pay
past due liabilities             2,406,388              24             242              --               --               --

Stock issued in
connection with
acquisition of CSI
International                    7,000,000              70             625              --               --               --

Expense associated
with option repricing                   --              --             104              --               --               --
Fair value of
warrants issued with
debt                                    --              --           2,500              --               --               --

Change in Deferred
Stock Compensation                      --              --              --            (163)              --               --

Comprehensive loss -
foregin currency
translation adjustment                  --              --              --              --               --              (60)

Net Loss                                --              --              --              --               --               --
                               -----------     -----------     -----------      -----------      ----------      -----------
BALANCE, DECEMBER 31, 2004     432,525,053     $     4,325     $    84,728            (445)              --      ($       60)

Shares issued to
Cornell Capital
Partners under SEDA             26,435,512             264           8,177              --               --               --

Deferred financing
cost associated with
$100 million SEDA                   44,723              --          12,256              --          (13,256)              --

Exercise of stock
options                          7,953,650              80             837              --               --               --

Exercise of stock
warrants                            50,000               1               5              --               --               --

Fair value stock,
options, & warrants
issued for
professional services
rendered                           592,779               6             453              --               --               --

Change in Deferred
Stock Compensation                      --              --              --             276               --               --

Comprehensive loss -
foregin currency
translation adjustment                  --              --              --              --               --               29

Comprehensive loss -
unrealized loss on
marketable securities                   --              --              --              --               --             (146)

Net Loss                                --              --              --              --               --               --

BALANCE, DECEMBER 31, 2005     467,601,717     $     4,676     $   106,456     ($      169)     ($   13,256)     ($      177)
                               ===========     ===========     ===========      ===========      ==========      ===========


                                                        TREASURY STOCK
                                                    ------------------------
                                                                                     TOTAL
                               ACCUMULATED                                        SHAREHOLDER
                                 DEFICIT             SHARES           AMOUNT         EQUITY
                               -----------          -------          -------      -----------

BALANCE, DECEMBER 31, 2003     ($   76,147)         201,230     ($      779)     ($    3,203)

Shares issued to
Cornell Capital
Partners under ELOC
and SEDA                                --               --              --            7,991

Exercise of stock
options                                 --               --              --              172

Exercise of stock
warrants                                --               --              --            2,515

Fair value stock,
options, & warrants
issued for
professional services
rendered                                --               --              --              805

Stock issued to pay
past due liabilities                    --               --              --              266

Stock issued in
connection with
acquisition of CSI
International                           --               --              --              695

Expense associated
with option repricing                   --               --              --              104
Fair value of
warrants issued with
debt                                    --               --              --            2,500

Change in Deferred
Stock Compensation                      --               --              --             (163)

Comprehensive loss -
foregin currency
translation adjustment                  --               --              --              (60)

Net Loss                            (7,230)              --              --           (7,230)
                              -------------        --------     ------------     ------------
BALANCE, DECEMBER 31, 2004     ($   83,377)         201,230     ($      779)     $     4,392

Shares issued to
Cornell Capital
Partners under SEDA                     --               --              --            8,441

Deferred financing
cost associated with
$100 million SEDA                       --               --              --           (1,000)

Exercise of stock
options                                 --               --              --              917

Exercise of stock
warrants                                --               --              --                6

Fair value stock,
options, & warrants
issued for
professional services
rendered                                --               --              --              459

Change in Deferred
Stock Compensation                      --               --              --              276

Comprehensive loss -
foregin currency
translation adjustment                  --               --              --               29

Comprehensive loss -
unrealized loss on
marketable securities                   --               --              --             (146)

Net Loss                            (9,147)              --              --           (9,147)
                              -------------        --------     ------------     ------------
BALANCE, DECEMBER 31, 2005     ($   92,524)         201,230     ($      779)     $     4,227
                              =============        ========     ============     ============


              The accompanying notes form an integral part of these
                       consolidated financial statements.

                  NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION

      The consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries, NeoMedia Migration, Inc., a Delaware corporation; Distribuidora Vallarta, S.A. incorporated in Guatemala (a dormant subsidiary); NeoMedia Technologies of Canada, Inc. incorporated in Canada (a dormant subsidiary); NeoMedia Tech, Inc. incorporated in Delaware; NeoMedia EDV GmbH incorporated in Austria (a dormant subsidiary); NeoMedia Technologies Holding Company B.V. incorporated in the Netherlands (a dormant subsidiary); NeoMedia Technologies de Mexico S.A. de C.V. incorporated in Mexico (a dormant subsidiary); NeoMedia Migration de Mexico S.A. de C.V. incorporated in Mexico (a dormant subsidiary); NeoMedia Technologies do Brasil Ltd. incorporated in Brazil (a dormant subsidiary); NeoMedia Technologies UK Limited incorporated in the United Kingdom (a dormant subsidiary); NeoMedia Micro Paint Repair, Inc. a Nevada corporation; NeoMedia Telecom Services, Inc. a Nevada corporation established for the purpose of completing the acquisition of BSD Software, Inc.; and Mobot, Inc., a Delaware corporation established for the purpose of completing the acquisition of Mobot, Inc., and are collectively referred to as "NeoMedia" or the "Company". The consolidated financial statements of NeoMedia are presented on a consolidated basis for all years presented. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

       The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $92,524,000 as of December 31, 2005. In addition, the Company had working capital deficit of $4,874,000 as of December 31, 2005. All of the factors discussed above, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NATURE OF BUSINESS OPERATIONS

       During 2005,  NeoMedia was structured as three distinct  business  units:
NeoMedia Internet Software Service (NISS), NeoMedia Consulting and Integration Services (NCIS), and NeoMedia Micro Paint Repair (NMPR).

            NISS (physical world-to-Internet offerings) is the core business and is based in the United States, with development and operating facilities in Fort Myers, Florida. NISS develops and supports NeoMedia's physical world to Internet core technology, including the PaperClick branded linking "switch" and application platforms. NISS also manages NeoMedia's intellectual property portfolio, including the identification and execution of licensing opportunities surrounding the patents.

            NCIS (systems integration service offerings) is the original business line upon which NeoMedia was organized. This unit resells client-server equipment and related software, and general and specialized consulting services. During the first quarter of 2006, NeoMedia formally decided to wind down this business unit. To the extent practicable, NeoMedia will attempt to sell additional licenses of its propriety print encoder and migration software products, but will not pursue additional hardware and software resales.

            NMPR (Micro Paint Repair offerings) is the business unit encompassing the proprietary paint and chemical line acquired from CSI International in 2004. This business also acts as a distributor of other manufacturers' automotive aftermarket products to customers around the world.


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

CASH AND CASH EQUIVALENTS

      For the purposes of the consolidated balance sheet and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk on bank deposit accounts. As of December 31, 2005, the Company had cash balances of $2,191,000 which were not insured by the FDIC.

FINANCIAL INSTRUMENTS

      The carrying amount of the Company's cash equivalents, accounts receivable, prepaid expenses, other current assets, cash surrender value of life insurance policy, accounts payable and accrued expenses, accrued salaries and benefits, and payables to merchants approximates their estimated fair values due to the short-term maturities of those financial instruments.

      Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

ACCOUNTS RECEIVABLE

      The Company reports accounts receivable at net realizable value. The Company's terms of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. Receivables are generally charged off and sent to a collections agency after ninety days past due. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term. At December 31, 2005, the allowance for doubtful accounts was $203,000.

INVENTORIES

      Inventories are stated at the lower of cost or market, and at December 31, 2005 was comprised of micro paint repair products. Cost is determined using the first-in, first-out method. At December 31, 2005 and December 31, 2004, there was no reserve.

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

The estimated service lives of property and equipment are as follows:

           Furniture and fixtures           7 years
           Computer equipment               3 to 5 years

CAPITALIZED PATENTS

      Patents (including patents pending and intellectual property) are stated at cost, less accumulated amortization. Patents are generally amortized over the shorter of the estimated useful lives or contractual lives ranging from five to seventeen years.

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

GOODWILL

      Goodwill consists of the excess of the purchase price paid for CSI International, Inc. over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

OTHER INTANGIBLE ASSETS

      Other intangible assets consists of customer contracts, copyrighted material and acquired software products, which are amortized over the expected life of the product, generally three to five years.

INVESTMENTS

     Investments included in other long term assets consist of NeoMedia's investments in iPoint-media and Intactis Software, Inc.

      On September 7, 2004, NeoMedia acquired 17% ownership of iPoint-media, consisting of 69,196 shares of common stock, for $1 million cash. NeoMedia recorded the investment at cost. iPoint-Media Ltd. ("iPoint-media"), distributes video, audio and data over IP networks. As a result of the delay by iPoint -media in registering the shares held by NeoMedia, during the year ended December 31, 2005 NeoMedia recognized an impairment of $530,000 related to the excess of the carrying value of the investment over the estimated fair value as determined by management using the weighted average probability method. The impairment loss is included in the statement of operations for the year ended December 31, 2005.

   Pertinent financial information reported by iPoint-media on its Form SB-2 is as follows:

                             Nine Months
                                Ended                 Years Ended
                            September 30,            December 31,
                                 2005             2004           2003
                             (Unaudited)      --------       --------
                            ------------
Revenues                      $    44          $   514        $   618
Net loss                       (1,148)          (1,397)          (551)

Total Assets                  $   302          $ 1,124
Stockholders' deficit          (1,488)            (340)

     On March 10, 2005, NeoMedia invested $250,000 in exchange for 250,000 shares of Intactis non-voting convertible preferred stock. In connection with the investment, NeoMedia received a warrant to purchase up to an additional 50,000 shares of Intactis. During the year ended December 31, 2005 NeoMedia took an impairment of the carrying value of the investment of $250,000. The impairment loss is included in the statement of operations for the year ended December 31, 2005.

      On February 25,2005, NeoMedia invested $250,000 in exchange foe 8,333,333 shares of Pick Ups Plus, Inc. common stock. During the year ended December 31,2005, NeoMedia recognized a temporary loss in the fair value of $146,000 as an adjustment through other comprehensive loss in the statement of operations and comprehensive loss.

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


EVALUATION OF LONG-LIVED ASSETS

      NeoMedia periodically performs impairment tests on each of its intangible assets, which include goodwill, capitalized patent costs, repair chemical formulations and proprietary process, customer base and trademarks, and capitalized and purchased software costs. In doing so, NeoMedia evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in NeoMedia's current business plan, and projected cashflow to be derived from the asset.

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

      According to SFAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

      -     A significant decrease in the market price of the asset
      - A significant adverse change in the extent or manner in which the asset is being used, or in its physical condition
      - A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator
      - An accumulation of costs significantly in excess of the amount originally expected
      - A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset
      - A current expectation that, more likely than not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

      NeoMedia follows the two-step process outlined in SFAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by NeoMedia for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, NeoMedia uses a probability-weighted approach to weigh the likelihood of those possible outcomes. NeoMedia used a rate of 10% for purposes of discounting cashflows in 2005.

      The impairment charge included in operations during the fourth quarter of 2005 for $335,000 relates to the assets purchased from Secure Source Technologies, Inc. during 2003 that are part of the NeoMedia Internet Switching Service (NISS) business unit. The impairment is due to the fact that the intangible assets purchased are not generating any revenue at the present time and NeoMedia's management does not foresee these assets generating revenue in the near term. The amount of impairment was determined by determining the fair value of the intangible assets using the discounted cashflow method.

      The impairment charge after loss from operations during the fourth quarter of 2005 for $780,000 relates to the investment in iPoint-Media Ltd. ("iPoint") for $530,000 and the investment in Intactis Software, Inc. ("Intactis") for $250,000. These investments are not part of a specific business segment and as such are charged against the corporate segment. . The impairment relating to iPont primarily results from a delay in registration fro resale of the shares held by NeoMedia. The impairment of the investment in Intactis is a result of NeoMedia management's expectation that additional investment or research and development resources would be required in order to recoup the initial investment. The amount of impairment for both iPoint and Intactis was determined by determining the fair value of the assets using the discounted cashflow method.

AMOUNTS DUE UNDER SETTLEMENT AGREEMENTS

      NeoMedia is party to various settlement agreements with certain of its vendors relating to past due accounts payable. The settlement agreements generally call for monthly payment installments against such past due amounts.

REVENUE RECOGNITION

      During 2005 and 2004, NeoMedia derived revenues from three primary sources: (1) license revenues, (2) resale of software and technology equipment and service fee revenues, and (3) Micro Paint Repair sales.

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

      (2) Revenue for resale of software and technology equipment and service fee is recognized based on guidance provided in Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," as amended (SAB 104). Software and technology equipment resale revenue is recognized when all of the components necessary to run software or hardware have been shipped. Service revenues include maintenance fees for providing system updates for software products, user documentation and technical support and are recognized over the life of the contract. Software license revenue from long-term contracts has been recognized on a percentage of completion basis, along with the associated services being provided. Other service revenues, including training and consulting, are recognized as the services are performed. The Company uses stand-alone pricing to determine an element's vendor specific objective evidence ("VSOE") in order to allocate an arrangement fee amongst various pieces of a multi-element contract. NeoMedia records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

      (3) NeoMedia's Micro Paint Repair business unit derives revenue from: (a) the right to use NeoMedia's proprietary Micro Paint Repair system, (b) paint products and services, (c) training, and (d) technical support.

            (a) Paint system revenue is a one-time fee paid by NeoMedia's customer to use NeoMedia's proprietary paint system, and is deferred and recognized over the expected life of the relationship, which was estimated at one year during 2005.
            (b) Paint product and service revenue is recognized when products are shipped or when services are performed.
            (c) Training revenue is recognized upon completion of a company-certified training course.
            (d) Technical support revenue is recognized on a monthly basis as support services are provided.

SHIPPING AND HANDLING COSTS

         Shipping and handling costs are passed through to the Company's customers, and are recorded as revenue with the associated costs recorded as cost of goods sold.

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

                                               YEARS ENDED
                                               DECEMBER 31,
                                         ---------------------
(in 000's, except share data)               2005        2004
                                         ---------   ---------

Net Loss, as reported                    ($ 9,147)   ($ 7,230)
Compensation recognized under APB 25           --          --
Compensation recognized under SFAS 123     (4,124)     (1,445)
                                         --------    --------
   Pro-forma net loss                    ($13,271)   ($ 8,675)
                                         ========    ========

Net Loss per share:
Basic and diluted - as reported          ($  0.02)   ($  0.02)
                                         ========    ========
Basic and diluted - pro-forma            ($  0.03)   ($  0.03)
                                         ========    ========

      For grants in 2005 and 2004, the following assumptions were used: (i) no expected dividends; (ii) a risk-free interest rate of 4.5%; (iii) expected volatility ranging from 385% to 434% in 2005 and from 438% to 451% in 2004, and
(iv) an expected life of the shorter of 3 years or the stated life of the option for options granted in 2005 and 2004. The fair-value was determined using the Black-Scholes option-pricing model.

      The estimated fair value of grants of stock options and warrants to non-employees of NeoMedia is charged to expense in the consolidated financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

INCOME TAXES

      In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2005.

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

                                   DECEMBER 31, 2005    DECEMBER 31, 2004
                                   -----------------    -----------------
    Outstanding Stock Options          100,041,721           52,804,121
    Outstanding Warrants                71,375,000           18,825,000

RECLASSIFICATIONS

      Certain   reclassifications  have  been  made  to  the  2004  consolidated financial statements to conform to the 2005 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

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

      In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments -- an amendment of
FASB Statements No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB's interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, however, early adoption is permitted for instruments acquired or issued after the beginning of an entity's fiscal year in 2006. The Company is evaluating the impact of this new pronouncement to its financial position and results of operations or cash flows.

3. STANDBY EQUITY DISTRIBUTION AGREEMENTS WITH CORNELL CAPITAL PARTNERS, LP ("CORNELL")

     On October 27, 2003, the Company and Cornell entered into a $20 million Standby Equity Distribution Agreement (the "2003 SEDA"). The agreement provides for a maximum "draw" of $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company's common stock over a two-year period. As a commitment fee for Cornell to enter into the 2003 SEDA, the Company issued 10 million warrants to Cornell with an exercise price of $0.05 per share, and a term of five years. Cornell exercised the warrants in January 2004, resulting in $500,000 cash receipts to the Company. In November 2003, the Company registered 200 million shares underlying this $20 million 2003 SEDA. In April 2004, the Company registered 40 million shares of common stock underlying warrants granted to Cornell in connection with a promissory note issued by the Company to Cornell (see "Promissory Notes Payable to Cornell" below).

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

      As a commitment fee for Cornell to enter into the 2005 SEDA, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share, and a term of three years, and also paid a cash commitment fee of $1 million. If shares of NeoMedia's common stock underlying the warrant are covered by an effective registration statement and if the closing bid price of NeoMedia's common stock is above $0.30 for five consecutive business days, NeoMedia may force conversion of the warrant. NeoMedia also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee in connection with the 2005 SEDA. As of March 31, 2005, NeoMedia recorded the $12.3 million fair value of the warrants to "Deferred equity financing costs" and, upon effectiveness of the 2005 SEDA, will amortize this amount to additional paid-in capital straight-line over the two-year life of the 2005 SEDA. 20 million warrants were exercised in February 2006, generating $4 million cash proceeds to NeoMedia.

     During the years ended December 31, 2005, the Company sold 26,435,512 and 112,743,417 shares of its common stock to Cornell under the 2003 SEDA. The following table summarizes funding received from Cornell during the years ended December 31, 2005 and 2004:

                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                      2005             2004
                                                 -------------    -------------
Number of shares sold to Cornell                    26,435,512      112,743,417

Gross Proceeds from sale of shares to Cornell    $   9,527,000    $  10,123,000
Less: discounts and fees*                           (1,022,000)      (1,967,000)
                                                 -------------    -------------
   Net Proceeds from sale of shares to Cornell   $   8,505,000    $   8,156,000
                                                 -------------    -------------

* Pursuant to the terms of the 2003 SEDA , stock is valued at 98% of the lowest closing bid price during the week it was sold.

4. PROPERTY AND EQUIPMENT

      As of December 31, 2005, property and equipment consisted of the following:

                                                 (dollars
                                               in thousands)
                                               -------------
                                                    2005
                                                   -----
Furniture and fixtures                             $ 305
Equipment                                            250
Autos                                                 39
Leasehold improvements                                55
                                                   -----
        Total                                        649
Less: accumulated depreciation
     Furniture and fixtures                         (268)
     Equipment                                      (119)
     Autos                                           (10)
        Leasehold improvements                       (16)
                                                   -----
        Total property and equipment, net          $ 236
                                                   =====

      Depreciation expense was $109,000 and $66,000 for the years ended December 31, 2005 and 2004, respectively.

5. INTANGIBLE ASSETS

      As of December 31, 2005, intangible assets consisted of the following:

                                                 (dollars
                                               in thousands)
                                               -------------
                                                    2005
                                                  ------
Patents and related costs, net                    $3,134
Micro paint repair chemical formulations
   and proprietary process, net                    1,450
Goodwill                                           1,099
Other intangible assets, net                         246
                                                  ------
        Total                                     $5,929
                                                  ======


      Capitalized patent activity for the year ended December 31, 2005 was as follows:

                                                 (dollars
                                               in thousands)
                                               -------------
                                                    2005
                                                  ------
Beginning balance, net of accumulated
    amortization of $1,471                       $ 2,174
Additions                                          1,651
Impairment charge                                   (335)
Amortization                                        (356)
                                                 -------
   Ending balance                                $ 3,134
                                                 =======

      Amortization expense of capitalized patents was $356,000 and $321,000 for the years ended December 31, 2005 and 2004, respectively. The weighted-average amortization period of capitalized patents as of December 31, 2005 was 14.25 years.

      The impairment charge of $335,000 relates to the assets purchased from Secure Source Technologies, Inc. during 2003 that are part of the NeoMedia Internet Switching Service (NISS) business unit. The impairment is due to the fact that the intangible assets purchased are not generating any revenue at the present time and NeoMedia's management does not foresee these assets generating revenue in the near term. The amount of impairment was determined by determining the fair value of the intangible assets using the discounted cashflow method.

      Capitalized Micro Paint Repair chemical formulations and proprietary process activity for the year ended December 31, 2005 was as follows:

                                                                  (dollars
                                                                in thousands)
                                                                -------------
                                                                     2005
                                                                  -------
Beginning balance, net of accumulated amortization of $170        $ 1,630
Amortization                                                         (180)
                                                                  -------
   Ending balance                                                 $ 1,450
                                                                  =======

      Amortization expense of Micro Paint Repair chemical formulations and proprietary process was $180,000 and $170,000 for the years ended December 31, 2005 and 2004, respectively. The weighted-average amortization period of capitalized repair chemical formulations and proprietary process as of December 31, 2005 was 9 years.

      Goodwill activity for the year ended December 31, 2005 was as follows:

                                                                  (dollars
                                                                in thousands)
                                                                -------------
                                                                     2005
                                                                  -------
Beginning balance                                                  $1,099
Additions                                                              --
                                                                   ------
   Ending balance                                                  $1,099
                                                                   ======

      Other intangible assets activity for the year ended December 31, 2005 was as follows:

                                                                  (dollars
                                                                in thousands)
                                                                -------------
                                                                     2005
                                                                  -------
Beginning balance, net of accumulated amortization of $567         $  221
Additions                                                          $  117
Amortization                                                          (92)
                                                                   ------
   Ending balance                                                  $  246
                                                                   ======

      Amortization expense of capitalized and purchased software costs and other intangible assets was $92,000 and $117,000 for the years ended December 31, 2005 and 2004, respectively. The weighted-average amortization period of capitalized and purchased software costs as of December 31, 2005 was 5.3 years.

      As of December 31, 2005, the Company estimated future amortization expense of capitalized patents and software for the next five years to be:

                                 (IN THOUSANDS)
                                 -------------
                        2006          $583
                        2007           544
                        2008           519
                        2009           450
                        2010           431

      The Company performed its annual test for impairment on its intangible assets and goodwill. As a result of these tests, the Company recognized an impairment of $335,000 on its capitalized patent costs. For the other intangible assets and goodwill, no impairment existed as of December 31, 2005.

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND INVENTORY RESERVE

      Allowance for doubtful accounts activity for the year ended December 31, 2005 was as follows:

                                           (dollars
                                         in thousands)
                                         -------------
                                              2005
                                             -----
Beginning balance                            $  46
Bad debt                                       205
Write-off of uncollectible accounts            (48)
                                             -----
Ending balance                               $ 203
                                             =====

      Inventory reserve for the year ended December 31, 2005 was $0.

7. FINANCING AGREEMENTS

         As of December 31, 2005 and 2004, NeoMedia was party to a commercial financing agreement with GE Access that provides short-term financing for certain computer hardware and software purchases. This arrangement allows NeoMedia to re-sell high-dollar technology equipment and software without committing cash resources to financing the purchase. Due to the discontinuation of the NCIS business unit during the first quarter of 2006, NeoMedia expects to terminate the agreement during 2006. There were no amounts payable under this agreement as of December 31, 2005.

8. NOTES PAYABLE

         On March 30, 2005, NeoMedia borrowed from Cornell the principal amount of $10,000,000 before discounts and fees in the form of a secured promissory note. Cornell withheld structuring and escrow fees of $68,000 related to the note. The note was originally scheduled to be repaid at a rate of $1,120,000 per month commencing May 1, 2005, which was subsequently changed to $840,000 per month, continuing until principal and interest are paid in full. The note accrues interest at a rate of 8% per annum on any unpaid principal. NeoMedia has the option to prepay any remaining principal of the note in cash without penalty. In connection with the note, NeoMedia and Cornell entered into a
Security Agreement under which the note is secured by all of NeoMedia's assets other than its patents and patent applications. NeoMedia also escrowed 25,000,000 shares of its restricted common stock as security for the note. As of December 31, 2005, NeoMedia had made payments of $7,000,000 against the principal, reducing the principal balance to $3,000,000. During February 2006, NeoMedia satisfied the remaining principal plus interest due on the note in connection with its $27 million convertible preferred stock sale to Cornell (see "subsequent events").

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

         On January 20, 2004, NeoMedia borrowed from Cornell the gross amount of $4,000,000 before discounts and fees. Of the $4,000,000 funding, $2,500,000 was used to fund the acquisition of CSI International, Inc. during February 2004. Cornell withheld $315,000 as a fee. NeoMedia paid this note in full during 2004. In connection with this note, NeoMedia also granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share. In April 2004, NeoMedia registered 40 million shares underlying the warrants granted to Cornell (and subsequently transferred by Cornell to Stone Street Asset Management LLC). The fair value of the warrants using the
Black-Scholes pricing model was $5,000,000. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", NeoMedia compared the relative fair values of the warrants and the face value of the notes, and allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note issued in January 2004 and $0.5 million against the $1 million note in April 2004. The $2.5 million was recorded as a discount against the carrying value of the note. The $2.5 million that was allocated to the notes was considered a discount on the promissory notes, and therefore was amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, "Debt Issue Costs" of SFAS 141, "Business Combinations". Accordingly, NeoMedia recorded an amortization of discount of $2,500,000 related to the warrants during the year ended December31, 2004. Stone Street Asset Management LLC exercised the warrants during November 2004, resulting in net funds to NeoMedia of $2 million.

9. CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. NeoMedia extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $203,000 in its December 31, 2005 consolidated balance sheet.

10. 2000 EXECUTIVE INCENTIVE

         During the year ended December 31, 2004, the Company satisfied a portion of its 2000 accrued executive incentive obligation through the issuance of common stock to current and former employees who had participated in the plan. The Company relieved $160,000 of the liability through the issuance of approximately 1.5 million shares during the year ended December 31, 2004. No payments in cash or stock were made against this incentive during the year ended December 31, 2005. The excess of the fair value of the common stock issued over the outstanding accrued bonuses was included in the gain (loss) on extinguishment of debt.

11. COMPREHENSIVE LOSS

      Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders' investment that, under accounting principles generally accepted in the United States, are excluded from net income. Changes in the components of other comprehensive loss are as follows:

                                                   2005
                                                  -----
Beginning balance                                 $ (60)
Subtractions:
  Unrealized loss on marketable securities         (146)
Additions:
   Foreign currency translation adjustment           29
                                                  -----
Ending Balance                                    $(177)
                                                  =====

12. INCOME TAXES

      For the years ended December 31, 2005 and 2004, the components of income tax expense were as follows:

                                           2005             2004
                                         -------          -------
                                                (In thousand)
Current                                  $    --          $    --
Deferred                                      --               --
Foreign                                       --               --
                                         -------          -------
   Income tax expense/(benefit)          $    --          $    --
                                         =======          =======

      As of December 31, 2005 and 2004, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

                                                             2005        2004
                                                          --------    --------
                                                                (In thousand)
Provisions for doubtful accounts                          $    102    $     18
Capitalized software development costs and fixed assets        881         799
Net operating loss carryforwards (NOL)                      33,157      30,319
Accruals                                                       738         501
Write-off of long-lived assets                               2,516       2,070
State taxes                                                    151         156
Alternative minimum tax credit carryforward                     45          45
                                                          --------    --------
Total deferred tax assets                                   37,590      33,908
Valuation Allowance                                        (37,590)    (33,908)
                                                          --------    --------
   Net deferred income tax asset                          $     --    $     --
                                                          ========    ========

      Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation allowance has been established against them.

      For the years ended December 31, 2005 and 2004, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

                                               2005              2004
                                            -------           -------
                                                  (In thousands)
Benefit at federal statutory rate           $(3,150)          $(2,458)
State income taxes, net of federal             (367)             (286)
Permanent and other, net                       (166)             (582)
Change in valuation allowance                 3,683             3,326
                                            -------           -------
   Income tax expense/(benefit)             $    --           $    --
                                            =======           =======

      As of December 31, 2005, NeoMedia had net operating loss carryforwards for federal tax purposes totaling approximately $80 million which may be used to offset future taxable income, or, if unused expire between 2011 and 2020. As a result of certain of NeoMedia's equity activities, NeoMedia anticipates that the annual usage of its pre-1998 net operating loss carryforwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

13. TRANSACTIONS WITH RELATED PARTIES

     On November 1, 2005, NeoMedia acquired a used automobile for $17,000 from Charles T. Jensen, its President, Chief Executive Officer and a member of its board of directors.

14. COMMITMENTS AND CONTINGENCIES

      NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. For the years ended December 31, 2005 and 2004, NeoMedia's rent expense was $303,000 and $229,000, respectively.

      NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities. NeoMedia is also party to various consulting agreements that carry payment obligations into future years.

      The following is a schedule of the future minimum payments under non-cancelable operating leases in effect as of December 31, 2005:

                                    PAYMENTS
                                 (IN THOUSANDS)
                                 --------------
                      2006             330
                      2007             340
                      2008             134
                Thereafter              --
                                      ----
                   Total              $804
                                      ====

      As of December 31, 2005, none of the Company's employees were under contract. As of December 31, 2005, the Company was a party to various long-term consulting agreements that are required to be paid in cash.

      NeoMedia does not carry any product liability insurance on its Micro Paint Repair product line.

LEGAL PROCEEDINGS

         The Company is involved in various legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, it is possible that the eventual resolution of the following legal actions could have a material adverse effect on the Company's financial position or operating results.

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

     On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. Discovery is ongoing.

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

      On October 19, 2005, Wachovia Bank, N.A. filed a complaint against NeoMedia in the twentieth judicial circuit court of Lee County, Florida, seeking payment of $97,000 of rent from previous years. NeoMedia has placed the requested funds into escrow with the court, pending resolution of the matter.

15. DEFINED CONTRIBUTION SAVINGS PLAN

      NeoMedia maintains a defined contribution 401(k) savings plan. Participants may make elective contributions up to established limits. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The plan provides for matching and discretionary contributions by NeoMedia, although no such contributions to the plan have been made to date.

16. STOCK OPTIONS AND WARRANTS

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

     Effective December 16, 2005, NeoMedia adopted its 2005 Stock Option Plan. The 2005 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 60,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of December 31, 2005, NeoMedia has not registered the 60,000,000 shares underlying the options in the 2005 Stock Option Plan.

                                            2005                2004
                                     -----------------   ------------------
                                              WEIGHTED             WEIGHTED
                                              AVERAGE              AVERAGE
                                              EXERCISE             EXERCISE
                                     SHARES    PRICE     SHARES     PRICE
                                     ------   --------   ------    --------
Outstanding at beginning of year     52,804   $  0.06    33,512    $  0.23
Granted                              58,510   $  0.28    32,752    $  0.10
Exercised                            (7,954)  $  0.11   (12,860)   $  0.23
Forfeited                            (3,319)  $  0.22      (600)   $  0.09
                                    -------   -------   -------    -------
   Outstanding at end of year       100,041   $  0.18    52,804    $  0.06
                                    =======   =======   =======    =======

Options exercisable at year-end      53,952              34,680

Weighted-average fair value
   of options granted during
   the year                           $0.28               $0.10

Available for grant at the
   end of the year                   26,682              81,873


      The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2005:

                               Options Outstanding                                        Options Exercisable
   ------------------------------------------------------------------------------      --------------------------
                                                                        WEIGHTED-                       WEIGHTED-
                                                                         AVERAGE                         AVERAGE
      RANGE OF            NUMBER            WEIGHTED-AVERAGE            EXERCISE          NUMBER        EXERCISE
   EXERCISE PRICES     OUTSTANDING      REMAINING CONTRACTUAL LIFE        PRICE        EXERCISABLE        PRICE
   ---------------     -----------      --------------------------      ---------      -----------      ---------
     $-- to $0.10          29,744               7           years       $    0.02          29,537       $    0.02
     0.11 to 0.20          16,091               8           years       $    0.11           7,341       $    0.11
     0.21 to 0.30          29,575               9           years       $    0.24          10,900       $    0.24
     0.31 to 0.40          22,200               9           years       $    0.33           5,550       $    0.33
     0.41 to 0.50           2,410               9           years       $    0.41             603       $    0.41
    0.51 to 7.000              21               3           years       $    6.89              21       $    6.89
    -------------       ---------       ---------       ---------       ---------       ---------       ---------
    $-- to $7.000         100,041               8           years       $    0.18          53,952       $    0.12
    =============       =========       =========       =========       =========       =========       =========

      During the years ended December 31, 2005 and 2004, NeoMedia made the following option grants:

                                               2005                                         2004
                             ---------------------------------------       ---------------------------------------
                                  RANGE OF           OPTIONS GRANTED           RANGE OF           OPTIONS GRANTED
        RECIPIENTS            EXERCISE PRICES         (In thousands)       EXERCISE PRICES         (In thousands)
------------------------     ----------------       ----------------       ----------------       ----------------
Employees                    $0.227 to $0.516                 51,010       $0.062 to $0.128                 23,290
Non-employee directors       $0.239 to $0.328                  6,500       $0.010 to $0.075                  3,357
Non-employees                $          0.239                  1,000       $0.025 to $0.100                  6,105
                             ----------------       ----------------       ----------------       ----------------
   Total                     $0.227 to $0.516                 58,510       $0.010 to $0.128                 32,752
                             ----------------       ----------------       ----------------       ----------------

OPTION-RELATED EXPENSE

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

      In February 2005, the Company issued 1,000,000 options to buy shares of the Company's common stock to two outside consultants with a strike price of $0.239 per share for consulting services to be rendered to the Company over a two-year period. The Company recognized $103,000 in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2005.

         For the years ended December 31, 2005 and 2004, total option-related expense was $334,000 and $805,000, respectively.

WARRANTS

      Warrant activity as of December 31, 2005 and 2004 was as follows:

                                                              WEIGHTED AVERAGE
                                                               EXERCISE PRICE
                                                              ----------------
Warrants Outstanding as of December 31, 2003     26,195,000     $      0.38
     Warrants issued                             44,150,000     $      0.06
     Warrants exercised                         (51,510,000)    $      0.05
     Warrants expired                               (10,000)    $      6.54
                                                -----------     -----------

Warrants Outstanding as of December 31, 2004     18,825,000     $      0.52
     Warrants issued                             54,000,000     $      0.20
     Warrants exercised                             (50,000)    $      0.10
     Warrants expired                            (1,400,000)    $      6.00
                                                -----------     -----------

Warrants Outstanding as of December 31, 2005     71,375,000     $      0.17
                                                ===========     ===========

      The following table summarizes information about warrants outstanding at December 31, 2005, all of which are exercisable:

                                                WEIGHTED-           WEIGHTED-
                                                 AVERAGE             AVERAGE
      RANGE OF             WARRANTS             REMAINING           EXERCISE
  EXERCISE PRICES         OUTSTANDING       CONTRACTUAL LIFE          PRICE

   $--- to $0.05            13,050,000        2.5     years           $0.01
    0.06 to 0.23            58,100,000        2.4     years           $0.20
    0.24 to 3.56               225,000        2.6     years           $3.47
---------------------    --------------    ------- ------------    ------------
   $--- to $6.00            71,375,000        2.5     years           $0.17
=====================    ==============    ======= ============    ============

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

      During February 2004, the Company granted 150,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.102 per share to an outside consultant. The Company recognized approximately $15,000 in expense in the 2004 consolidated financial statements relating to the warrant issuance. During February 2005, the holder exercised 50,000 of the warrants, resulting in proceeds of $5,100 to NeoMedia. The remaining 100,000 warrants were not exercised as of December 31, 2005.

      During March 2004, the Company granted 4,000,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.11 per share to an outside consultant as a finder fee related to financing received by NeoMedia. The Company charged the fair value of the warrants of $440,000 as a reduction to capital accounts. The warrants were not exercised as of December 31, 2005.

     During March 2005, in connection with the signing of the $100 million SEDA with Cornell, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share, and 4 million warrants with an exercise price of $0.229 to an independent third party as a fee for negotiating and structuring the SEDA. The Company charged the fair value of the warrants of $12.3 million to "Deferred equity financing costs." 20 million warrants were exercised in February 2006, generating $4 million cash proceeds to NeoMedia.

      During October 2005, 1.4 million outstanding warrants with an exercise price of $6.00 per share expired.

17. SEGMENT AND GEOGRAPHICAL INFORMATION

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

      Operational results for the three segments for the years ended December 31, 2005 and 2004 are presented below:

                                                                         ------------------------
                                                                               (in thousands)
                                                                         ------------------------
                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                            2005            2004
                                                                         --------        --------
NET SALES:
                        NeoMedia Consulting & Integration Services       $    633        $    910
                        NeoMedia Internet Switching Service                   244              63
                        NeoMedia Micro Paint Repair                         1,279             727
                                                                         --------        --------
                                                                         $  2,156        $  1,700
                                                                         --------        --------

NET LOSS:
                        NeoMedia Consulting & Integration Services       ($ 1,548)       ($   343)
                        NeoMedia Internet Switching Service                (2,020)         (1,312)
                        NeoMedia Micro Paint Repair                        (1,615)           (960)
                        Amortization of Cornell Debt Discount                  --          (2,500)

                        Corporate overhead                                 (3,964)         (2,115)
                                                                         --------        --------
                                                                         ($ 9,147)       ($ 7,230)
                                                                         --------        --------

IDENTIFIABLE ASSETS
                        NeoMedia Consulting & Integration Services       $    139
                        NeoMedia Internet Switching Service                 3,300
                        NeoMedia Micro Paint Repair                         3,675
                        Corporate                                           5,297
                                                                         --------
                                                                           12,411
                                                                         --------

      Consolidated net sales, net operating losses by geographic area for the years ended December 31, 2005 and 2004, and long-lived assets by geographic as of December 31, 2005, were as follows:

                                        (in thousands)
                                  -------------------------
                                    YEAR ENDED DECEMBER 31,
                                  -------------------------
                                     2005              2004
                                  -------           -------
NET SALES:
           United States          $ 1,445           $ 1,063
           Canada                     711               637
                                  -------           -------
                                  $ 2,156           $ 1,700
                                  -------           -------

NET LOSS:
           United States          ($8,250)          ($6,516)
           Canada                    (897)             (714)
                                  -------           -------
                                  ($9,147)          ($7,230)
                                  -------           -------

LONG-LIVED ASSETS
           United States          $ 4,658
           Canada                   2,775
                                  -------
                                  $ 7,433
                                  -------

18. COMMON STOCK

      Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of the common stock do not have cumulative voting rights, which means that the holders of more than one half of NeoMedia's outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of NeoMedia's directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the Board of Directors out of funds legally available for that purpose and, upon NeoMedia's liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and nonassessable.

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

         For the year ended December 31, 2005, NeoMedia granted 393,931 shares as incentive and sign on bonuses to new hires. Accordingly, NeoMedia recognized expense of $125,000 for these issuances.

19. PREFERRED STOCK

         As of December 31, 2005, the Company's Preferred Stock was comprised of 25,000,000 shares, par value $0.01 per share, of which 200,000 shares are designated as Series A Preferred Stock, none of which are issued or outstanding. Additionally, 47,511 shares are designated as Series A Convertible Preferred Stock, none of which are issued and outstanding, and 100,000 shares are designated as Series B 12% Convertible Redeemable Preferred Stock, none of which are issued and outstanding. In February 2006, NeoMedia issued $27,000,000 of Series C Preferred Shares. See subsequent events for further information.

20. SUBSEQUENT EVENTS

WINDING DOWN OF NCIS BUSINESS UNIT

      On February 9, 2006, NeoMedia decided to wind down its NCIS business unit. NeoMedia has re-allocated certain of the resources associated with the NCIS business unit to NeoMedia Mobile business. In connection with the discontinuation of the NCIS business unit, NeoMedia closed its Lisle, IL office during February 2006. NeoMedia does, however, plan to continue servicing existing contracts and customers. As of December 31, 2005, the business units had $633,000 in net sales, a net loss of $1,548,000 and identifiable assets of $139,000.

FINANCING:

WARRANT EXERCISES

         On February 9, 2006, Cornell exercised warrants to purchase 20,000,000 shares of NeoMedia common stock, par value $0.01 per share. The warrants were issued to Cornell Capital on March 30, 2005 as a commitment fee for Cornell Capital entering into that certain Standby Equity Distribution Agreement, dated March 30, 2005 by and between NeoMedia and Cornell Capital. The warrants had an exercise price equal to $0.20 per share. In connection with the exercise of the 20,000,000 Warrants, NeoMedia received proceeds of $4,000,000.

$27 MILLION PREFERRED STOCK SALE

     On February 17, 2006, NeoMedia entered into an investment agreement with Cornell Capital Partners, LP, pursuant to which NeoMedia issued and sold to Cornell Twenty-Seven Million Dollars (US $27,000,000) of Series C Preferred Shares (the "Series C Preferred Shares"), of which (i) Three Million Two Hundred Eight Thousand Seven Hundred Two Dollars ($3,208,702) were purchased by Cornell for consideration solely consisting of surrendering that certain Promissory Note, dated March 30, 2005 in the original principal amount of Ten Million Dollars (US $10,000,000) issued in the name of Cornell, (ii) Eighteen Million Seven Hundred Ninety-One Thousand Two Hundred Ninety-Eight Dollars (US $18,791,298) were purchased by additional funding (consisting of $16,791,298 of immediately available funds and $2,000,000 of securities) from Cornell as of February 17, 2006, and (iii) Five Million Dollars (US $5,000,000) shall be purchased by an additional funding by Cornell on the date a registration statement filed by the Company pursuant to the terms of that certain Investor Registration Rights Agreement, dated February 17, 2006 by and between the Company and Cornell is declared effective by the U.S. Securities and Exchange Commission. The Series C Preferred Shares are convertible into shares of the Company's common stock, par value $0.01 per share in accordance with the terms of the Company Certificate of Designations, Preferences, and Rights of the Series C Preferred Shares.

     Some of the material characteristics of the Series C Preferred shares are as follows:

            -     The shares accrue dividends at a rate of 8% per annum

            - The shares receive proceeds of $1,000 per share upon the Company's liquidation, dissolution or winding up

            - Each Series C Convertible Preferred Share is convertible, at the option of the holder, into shares of the Company's common stock at the lesser of (i) Fifty Cents ($0.50) or (ii) 97% of the lowest closing bid price of the Company's common stock for the thirty (30) trading days immediately preceding the date of conversion.

            -     The shares have voting rights on an as converted basis

            - Pursuant to the registration rights agreement, in the event that NeoMEdia does not file a registration to register the common shares underlying the convertible preferred, or if the registration is not declared effective within 180 days of filing of such registration statement, then the shares wil accrue liquidated damages in the amount of 1% of the face value of the convertible instrument per month, with a total not to exceed $1.2 million

     In addition, pursuant to the terms of the Investment Agreement, the Company issued to Cornell (i) a warrant to purchase twenty million (20,000,000) shares of NeoMedia common stock exercisable for a period of 5 years at an exercise price of $0.50 per share; (ii) a warrant to purchase twenty-five million (25,000,000) shares of common stock exercisable for a period of 5 years at an exercise price of $0.40 per share; and (iii) a warrant to purchase thirty million (30,000,000) shares of common stock exercisable for a period of 5 years at an exercise price of $0.35 per share.

     On February 17, 2006, the Company and Cornell entered into an Assumption Agreement, whereby Cornell sold and assigned to the Company those certain Promissory Notes issued by Pick Ups Plus, Inc., dated September 30, 2003, October 13, 2004, June 6, 2005, and August 4, 2005, in the aggregate principal amount of $1,365,000 and accrued interest of $246,231.78 for a purchase price equal to One Million Six Hundred Eleven Thousand Two Hundred Thirty-One Dollars and 78/100 (US $1,611,231.78).

     On February 17, 2006, the Company and Cornell entered into an Assignment of Common Stock, whereby Cornell sold and assigned to the Company twenty million (20,000,000) shares of common stock, par value $0.001 per share, of Pick Ups Plus, Inc. for a purchase price equal to Three Hundred Eighty-Eight Thousand Seven Hundred Sixty-Eight Dollars and 22/100 (US $388,768.22).

ACQUISITIONS:

ACQUISITION OF MOBOT, INC.

     On February 9, 2006, NeoMedia and Mobot. (www.mobot.com) signed a definitive merger agreement under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in shares of NeoMedia common stock. The $6,500,000 stock portion of the purchase price is represented by 16,931,493 shares of NeoMedia common stock, calculated by dividing $6,500,000 by the volume-weighted average closing price of NeoMedia common stock for the ten day up to and including February 8, 2006. On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective.

     Mobot is a pioneer in visual search and recognition technology designed to make marketing effective and innovative using mobile devices. Launched in 2004 to help companies cultivate rewarding relationships with the world's 1.5 billion mobile phone users, Mobot gives marketers, content providers and carriers the tools to make it easy for any consumer with a camera phone to interact with their offerings.

ACQUISITION OF 12SNAP AG

     On February 10, 2006, NeoMedia and 12Snap AG of Munich signed a definitive sale and purchase agreement under which NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and $19,500,000 in shares of NeoMedia common stock. The $19,500,000 stock portion of the purchase price is represented by 49,294,581 shares of NeoMedia common stock, calculated by dividing $19,500,000 by the volume-weighted average closing price of NeoMedia common stock for the ten day up to and including February 9, 2006. On February 28, 2006, NeoMedia and 12Snap completed the closing requirements and the acquisition became effective.

     12snap AG is a non-public incorporated company headquartered in Munich with branches in Dusseldorf, New York, London, Milan, Stockholm and Vienna. As an expert in innovative marketing and entertainment for mobile phones, 12snap combines know-how in mobile applications, mobile loyalty and mobile marketing. In the mobile marketing space, 12snap creates and implements national and pan-European mobile marketing campaigns for international brands; its mobile loyalty business unit offers customer loyalty programs for companies and brands, and its mobile applications business unit is the center for development and software. 12snap sells and licenses a wide spectrum of mobile solutions to satisfy the demands of the current growing market and the new uses of the third mobile phone generation from dynamic video services and multiplayer games to personalized messaging applications. 12snap has 75 employees, and services to companies including McDonald's, MTV(R), Coca-Cola, Ferrero, Wella, adidas, Unilever and Gillette(R).

LETTER OF INTENT TO ACQUIRE HIP CRICKET

     On February 16, 2006, NeoMedia signed a non-binding letter of intent to acquire HipCricket, Inc. ("HipCricket") of Essex, CT (www.hipcricket.com) in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock. The letter of intent is subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

         In addition to signing the LOI, NeoMedia loaned HipCricket the principal amount of $500,000 in the form of two unsecured promissory notes. The notes accrue interest at a rate of 8% per annum. The notes will be applied toward the cash portion of the purchase price upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of HipCricket by NeoMedia, as contemplated the LOI. In the event the acquisition is not consummated, the notes will become due 90 days after termination of the LOI. In the event the LOI is terminated and the notes are not repaid within 90 days of such cancellation, the notes will convert into shares of HipCricket common stock.

      HipCricket is a leading mobile marketing firm that provides innovative, custom solutions to broadcasters and brand marketers. Today, HipCricket works with five of the top 10 radio groups in the U.S. as well as with some 40 major brand marketers. HipCricket combines senior marketing expertise with state-of-the-art mobile and event marketing technologies to offer clients unprecedented interactivity with their consumers, viewers, listeners or customers on a one-to-one personal level.

ACQUISITION OF GAVITEC AG

     On February 17, 2006, NeoMedia and Gavitec AG of Wurselen, Germany (www.gavitec.com) signed a definitive sale and purchase agreement under which NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and $5,400,000 in shares of NeoMedia common stock. The $5,400,000 stock portion of the purchase price is represented by 13,660,511 shares of NeoMedia common stock, calculated by dividing $5,400,000 by the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. On February 23, 2006, NeoMedia and Gavitec completed the closing requirements and the acquisition became effective

     Gavitec was founded in 1997 as a specialized provider and manufacturer of products and solutions for mobile marketing and mobile information technology. As a technology leader in code-reading systems and software for mobile applications, Gavitec offers its clients standardized or individual solutions in the areas of mobile marketing, mobile ticketing, mobile couponing, and mobile payment systems.

ACQUISITION OF SPONGE LTD.

     On February 20, 2006, NeoMedia and Sponge Limited of London (www.spongegroup.com) signed a definitive share purchase agreement under which NeoMedia acquired all of the outstanding shares of Sponge in exchange for (pound)3,450,000 (approximately $6 million) cash and (pound)6,550,000 (approximately $11.4 million) in shareS OF NeoMedia common stock. The (pound)6,550,000 stock portion of the purchase price is represented by 29,696,745 shares of NeoMedia common stock, calculated by dividing (pound)6,550,000 by the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The agreement also calls for Sponge to earn an additional (pound)2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of (pound)1,300,000 (approximately $2.3 million) in net profits. On February 23, 2006, NeoMedia and Sponge completed the closing requirements and the acquisition became effective.

         Founded in 2001, Sponge has grown to become a U.K. market leader in providing mobile applications to agencies and media groups, and gain recognition as one of Europe's top independent developers of mobile applications and content. Today, Sponge counts more than 40 agencies, including WPP, Aegis and BBH, as clients, and supplies services for over 100 world-class brands, including Coca Cola(R), Heineken(R) and Diageo. Sponge also supplies a range of mobile services to media groups, including News International, Trinity Mirror, Endemol and IPC.

ACQUISITION OF BSD SOFTWARE, INC.

      On March 21, 2006, NeoMedia completed its acquisition of BSD Software, Inc. of Calgary, Alberta, Canada. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry. After exchange of shares certificates, NeoMedia expects to issue 7,123,698 shares of its common stock in connection with the acquisition. (Unaudited).

         The acquisitions of BSD, Mobot, 12Snap, Gavitec, and Sponge are not reflected in the 2005 consolidated financial statements. The proforma financial information as required by SFAS 141, "Business Combinations" has not been presented as much information was not immediately practically attainable. The Company plans to file a Form 8-K/A relating to these acquisitions which will include the historical financial statements of the acquired companies and the required proforma information.

JINCHE AGREEMENT

         On February 28, 2006, NeoMedia signed a 10-year exclusive supplier agreement with Automart, a Beijing-based joint venture operating under the laws of the People's Republic of China specializing in automobile sales, financing, insurance and repair. Automart is the brand name of Jinche Yingang Auto
Technological Services Limited, with which NeoMedia signed a distribution agreement in August 2005. The new agreement expands on the previous agreement, giving Automart the exclusive rights to distribute NeoMedia's micro paint repair products to their own stores and others throughout China, Hong Kong, Macao, and Taiwan, and also guaranteeing that Automart will purchase at least 70% of its non-micro paint products through NeoMedia as its distributor. NeoMedia has signed distribution agreements with DuPont and PPG, and intends to become a distributor of other automotive aftermarket products to Automart.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS

         As of February 28, 2006, NeoMedia's directors and executive officers were:


NAME                    AGE     POSITION
-----------------       ---     ------------------------------------------------
Charles W. Fritz         49     Chairman of the Board of Directors
Charles T. Jensen        62     President, Chief Executive Officer and Director
David A. Dodge           31     Vice-President and Chief Financial Officer
Martin N. Copus          51     Chief Operating Officer
William E. Fritz         75     Director
James J. Keil            78     Director
A. Hayes Barclay         74     Director

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

     CHARLES T. JENSEN was Chief Financial Officer, Treasurer and Vice-President of NeoMedia from 1996 through 2002. Mr. Jensen has been a Director since 1996, and currently is a member of the Compensation Committee. During 2002, Mr. Jensen was promoted to President, Chief Operating Officer, and Acting Chief Executive Officer. During August 2004, Mr. Jensen was made Chief Executive Officer. Prior to joining NeoMedia in November 1995, Mr. Jensen was Chief Financial Officer of Jack M. Berry, Inc., a Florida corporation which grows and processes citrus products, from December 1994 to October 1995, and at Viking Range Corporation, a Mississippi corporation which manufactures gas ranges, from November 1993 to December 1994. From December 1992 to February 1994, Mr. Jensen was Treasurer of Lin Jensen, Inc., a Virginia corporation specializing in ladies clothing and accessories. Prior to that, from January 1982 to March 1993, Mr. Jensen was Controller and Vice-President of Finance of The Pinkerton Tobacco Co., a tobacco manufacturer. Mr. Jensen holds a B.B.A. in accounting from Western Michigan University and is a Certified Public Accountant.


                                     III-1

     DAVID A. DODGE joined NeoMedia in 1999 as the Financial Reporting Manager. Since then, Mr. Dodge has acted as NeoMedia's Director of Financial Planning and Controller, and currently holds the title of Vice President and Chief Financial Officer. Prior to joining NeoMedia in 1999, Mr. Dodge was an auditor with Ernst & Young LLP for 2 years. Mr. Dodge holds a B.A. in economics from Yale University and an M.S. in accounting from the University of Hartford, and is also a Certified Public Accountant.

     MARTIN N. COPUS joined NeoMedia in March 2005 as COO and chief executive of the NeoMedia Mobile business unit. Prior to joining NeoMedia, Mr. Copus was Managing Director of 12Snap UK, an internationally-acclaimed, award-winning mobile marketing company focusing on wireless channels, where he led development and implementation of interactive marketing programs for major blue-chip companies including McDonald's(R), Kellogg(R), Procter & Gamble(R), Coca-Cola(R), Safeway(R), Budweiser(R), and 20th CenTuRY Fox(R). Prior to running the U.K. operations of 12Snap, Mr. Copus's background included assignments as executive director of Huntsworth PLC, a marketing services group listed on the main board of the London Stock Exchange; Worldwide Board Director of Interpublic Group's Ammirati Puris Lintas advertising unit; and senior vice president of Leo Burnett Company Inc., Chicago, responsible for its Marlboro(R) USA advertising and marketing services account. Mr. Copus holds a B.A. in marketing and an M.A. in modern languages, both from Oxford University.

WILLIAM E. FRITZ is a founder of NeoMedia and has served as a Director of NeoMedia since its inception. Mr. Fritz also served as Treasurer of NeoMedia from its inception until May 1, 1996. Since February 1981, Mr. Fritz has been an officer and either the sole shareholder or a majority shareholder of G.T. Enterprises, Inc. (formerly Gen-Tech, Inc.), D.M., Inc. (formerly Dev-Mark, Inc.) and EDSCO, three railroad freight car equipment manufacturing companies. Mr. Fritz holds a B.S.M.E. and a Bachelor of Naval Science degree from the University of Wisconsin. Mr. Fritz is the father of Charles W. Fritz, NeoMedia's former Chief Executive Officer and Chairman of the Board of Directors.

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


                                     III-2

ELECTION OF DIRECTORS AND OFFICERS

     Directors are elected at each annual meeting of shareholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. NeoMedia's By-Laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders and the due election and qualification of his successor.

MEETINGS OF THE BOARD OF DIRECTORS

     During the year ended December 31, 2005, NeoMedia held 5 directors' meetings and each incumbent director attended more than seventy-five percent of the total of meetings of the Board of Directors and the Committees of which he is a member. The Board of Directors also acted 7 times by unanimous written consent.

COMMITTEES OF THE BOARD OF DIRECTORS

     NeoMedia's  Board  of  Directors  has  an  Audit  Committee,   Compensation
Committee and a Stock Option Committee. The Board of Directors does not have a standing Nominating Committee.

     AUDIT  COMMITTEE.   The  Audit  Committee  is  responsible  for  nominating
NeoMedia's independent accountants for approval by the Board of Directors, reviewing the scope, results and costs of the audit with NeoMedia's independent accountants, and reviewing the financial statements, audit practices and internal controls of NeoMedia. During 2005, members of the Audit Committee were non-employee directors James J. Keil and A. Hayes Barclay. During 2005, the Audit Committee held 4 meetings. Due to financial constraints, the Company does not currently have an audit committee financial expert serving on its audit committee.

     COMPENSATION COMMITTEE. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of NeoMedia to the Board of Directors and for administering NeoMedia's Incentive Plan for Management. Charles W. Fritz, Charles T. Jensen, and James J. Keil, were members of NeoMedia's Compensation Committee during 2005. The Compensation Committee met once and acted by unanimous written consent 2 times during 2005.

     STOCK OPTION COMMITTEE. The Stock Option Committee, which is comprised of non-employee directors, is responsible for administering NeoMedia's Stock Option Plans. A. Hayes Barclay and James J. Keil are the current members of NeoMedia's Stock Option Committee. During 2005, the Stock Option Committee met once and acted by unanimous written consent 7 times.

         DIRECTOR COMPENSATION

     Outside directors are currently compensated through the issuance of stock options from the Company's stock option plans. During February 2005, each outside director received 1,000,000 options with an exercise price of $0.239 per share (equal to the closing price on the date of issuance), and James J. Keil, the audit and compensation committee chairperson, received and additional 1,000,000 options with the same exercise price. During December 2005, each outside director received 750,000 options with an exercise price of $0.328 per share (equal to the closing price on the date of issuance), and James J. Keil, the audit and compensation committee chairperson, received and additional 250,000 options with the same exercise price. NeoMedia does not have a written compensation policy for its outside directors at this time.

CODE OF ETHICS

      The Company has adopted a code of ethics, as required by the rules of the SEC (attached as exhibit 10.53 to the Company's Form 10-KSB as filed on March 5,
2005). This code of ethics applies to all of the Company's directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.


                                     III-3

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

    Based solely on a review of the copies of such forms furnished to NeoMedia, NeoMedia believes that during 2005 all Section 16(a) filing requirements applicable to NeoMedia's officers, directors and ten percent beneficial owners were complied with.


                                     III-4

    ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation paid to (i) NeoMedia's Chief Executive Officer and (ii) each of NeoMedia's other executive officers who received aggregate cash compensation in excess of $100,000 for services rendered to NeoMedia (collectively, "the Named Executive Officers") during the years ended December 31, 2005 and 2004:

                                         ANNUAL COMPENSATION                                    LONG-TERM COMPENSATION
                              -----------------------------------------      ------------------------------------------------------
                                                               OTHER                         SECURITIES
                                                               ANNUAL         RESTRICTED     UNDERLYING
                                                              COMPENS-          STOCK         OPTIONS/      LTIP       ALL OTHER
        NAME AND                        SALARY       BONUS      ATION          AWARD(S)       SARS(1)      PAYOUTS   COMPENSATION
   PRINCIPAL POSITION          YEAR      ($)          ($)        ($)            ($)             (#)          ($)         ($)
-----------------------       ------  ----------    -------  ----------      -----------   -------------  --------- ---------------

Charles T. Jensen              2005     197,500        --        --              --          6,000,000        --
   President and Chief         2004     175,386        --        --              --          4,000,000        --        386(2)
   Executive Officer

Charles W. Fritz               2005   $ 205,278        --        --              --          6,000,000        --
   Chairman of the Board       2004     175,355        --        --              --          4,000,000        --        355(2)

David A. Dodge                 2005   $ 141,733        --        --              --          4,500,000        --
   Vice President and          2004     122,396        --        --              --          2,000,000        --         --
   Chief Financial
Officer

Martin N. Copus (3)            2005   $ 184,076        --        --              --          5,000,000        --
   Chief Operating
Officer                        2004          --        --        --              --                 --        --         --




(1) Represents options granted under NeoMedia's 2003 Stock Option Plan granted at the discretion of the Stock Option Committee of NeoMedia's Board of Directors.

(2)   Includes  automobile  expenses   attributable  to  personal  use  and  the
      corresponding income tax effects.

(3)   Martin Copus joined NeoMedia in March 2005.

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


                                     III-5

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

         The Company did not have a formal incentive plan for management in place for the year ended December 31, 2005.

         During the years ended December 31, 2005 and 2004, the Company paid $0 and $159,000, respectively, in past due incentive awards relating to its executive incentive plan for fiscal 2000, through the issuance of common stock.

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

         Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan ("2002 Stock Option Plan"). The 2002 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock. All 10,000,000 options were granted under NeoMedia's 2002 Stock Option Plan.

     Effective September 24, 2003, NeoMedia adopted its 2003 Stock Option Plan ("2003 Stock Option Plan"). The 2003 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 150,000,000 shares of common stock. On October 17, 2003, NeoMedia filed a Form S-8 to register all 150,000,000 shares underlying the options in the 2003 Stock Option Plan. As of December 31, 2005, the Company had issued approximately 128 million shares under the 2003 Stock Option Plan.

     Effective December 16, 2005, NeoMedia adopted its 2005 Stock Option Plan ("2005 Stock Option Plan"). The 2005 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 60,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of December 31, 2005, NeoMedia had not issued any of the 60,000,000 options in the 2005 Stock Option Plan.


                                     III-6

STOCK INCENTIVE PLAN

     Effective October 31, 2003, NeoMedia adopted the 2003 Stock Incentive Plan. Under the terms of the Plan, NeoMedia has set aside up to 30,000,000 shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. On November 3, 2003, NeoMedia filed a Form S-8 to register all 30,000,000 shares underlying the options in the 2003 Stock Incentive Plan. As of December 31, 2005, the Company had issued approximately 9.8 million shares under the 2003 Stock Incentive Plan.

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


                                     III-7

OPTIONS GRANTED IN THE LAST FISCAL YEAR

      The following presents certain information on stock options for the Named Executive Officers for the year ended December 31, 2005:

                        NUMBER OF       PERCENT OF
                        SECURITIES         TOTAL                                           POTENTIAL REALIZABLE VALUE
                        UNDERLYING        OPTIONS                                          AT ASSUMED ANNUAL RATES
                         OPTIONS           SARS                                            OF STOCK PRICE APPRECIATION
                         OPTIONS         GRANTED TO     EXERCISE OR                             FOR OPTION TERM
NAMED                    GRANTED       EMPLOYEES IN     BASE PRICE                         ----------------------------
EXECUTIVE OFFICER           (#)        FISCAL YEAR      ($/SHARE)     EXPIRATION DATE         5% ($)         10% ($)
-----------------      -----------     -------------    -----------   ---------------      ----------------------------

Charles T. Jensen       4,000,000          3.6%           $0.239      February 8, 2015     $  601,223      $1,523,618
                        2,000,000          1.8%           $0.328      December 16, 2015    $  412,555      $1,045,495
                       -----------     -------------                                       ----------      ----------
                        6,000,000          5.4%                                            $1,013,778      $2,569,113

Charles W. Fritz        4,000,000          3.6%           $0.239      February 8, 2015     $  601,223      $1,523,618
                        2,000,000          1.8%           $0.328      December 16, 2015    $  412,555      $1,045,495
                       -----------     -------------                                       ----------      ----------
                        6,000,000          5.4%                                            $1,013,778      $2,569,113

David A. Dodge          2,500,000          2.2%           $0.239      February 8, 2015     $  375,765      $  952,261
                        2,000,000          1.8%           $0.328      December 16, 2015    $  412,555      $1,045,495
                       -----------     -------------                                       ----------      ----------
                        4,500,000          4.0%                                            $  788,320      $1,997,756

Martin N. Copus         3,000,000          2.7%           $0.247      March 1, 2015        $  466,011      $1,180,963
                        2,000,000          1.8%           $0.328      December 16, 2015    $  412,555      $1,045,495
                       -----------     -------------                                       ----------      ----------
                        5,000,000          4.4%                                            $  878,566      $2,226,458

                                     III-8

AGGREGATE   OPTION/SAR  EXERCISES  IN  LAST  FISCAL  YEAR  AND  FISCAL  YEAR-END
OPTIONS/SAR VALUES

      The following table sets forth options exercised by NeoMedia Named Executive Officers during the year ended December 31, 2005, and the number and value of all unexercised options at fiscal year end.

                                                         NUMBER OF UNEXERCISED
                           SHARES                        SECURITIES UNDERLYING             VALUE OF UNEXERCISED IN-
                          ACQUIRED                         OPTIONS/SARS AT                THE-MONEY OPTIONS/SARS AT
                           SHARES        VALUE            DECEMBER 31, 2005                 DECEMBER 31, 2005 (1)
NAMED                   ON EXERCISE    REALIZED     -------------------------------     ------------------------------
EXECUTIVE OFFICER           (#)           ($)        EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
--------------------    -----------    ---------    ------------    ---------------     -----------    ---------------

Charles T. Jensen               --            --      13,500,000        6,500,000       $3,393,000       $  583,000

Charles W. Fritz                --            --      15,010,000        6,500,000        3,776,740          583,000

David A. Dodge             600,000    $  194,100       3,725,000        4,375,000          705,025          315,875

Martin N. Copus                 --            --       2,000,000        3,000,000           85,500           85,500


(1) Based on the difference between the closing price of $0.304 of NeoMedia's common stock as quoted on OTC Bulletin Board on December 30, 2005 and the exercise price of the option/SAR.


                                     III-9

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of February 28, 2006, (i) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's Common Stock, (ii) by each of NeoMedia's directors and nominees,
(iii) by each executive officer of NeoMedia named in the Summary Compensation Table, and (iv) by all executive officers and directors of NeoMedia as a group.

                                                              AMOUNT AND
                                                              NATURE OF
                              NAME AND ADDRESS OF             BENEFICIAL        PERCENT OF
       CLASS                    BENEFICIAL OWNER            OWNERSHIP (1)       CLASS (1)
--------------------    --------------------------------- ------------------ ----------------
   Common Stock         Charles W. Fritz  (2)(3)                 30,920,555       5.0%
   Common Stock         William Fritz (2)(4)                     53,150,944       8.7%
   Common Stock         Charles T. Jensen (2)(5)                 15,501,500       2.5%
   Common Stock         David A. Dodge (2)(6)                     4,850,000         *
   Common Stock         A. Hayes Barclay (2)(7)                   3,155,000         *
   Common Stock         James J. Keil (2)(8)                      5,388,619         *
   Common Stock         Martin N. Copus (9)                       3,682,186         *
                                                          ------------------ ----------------

   Common Stock         Officers and Directors
                             as a Group (9 Persons) (10)        116,648,804       17.8%
                                                          ================== ================


-------------------------
* - denotes ownership of less than one percent of issued and outstanding shares of NeoMedia's common stock.

(1) Applicable percentage of ownership is based on 601,789,324 shares of common stock outstanding as of February 28, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of February 28, 2006, for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 28, 2006, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of NeoMedia.

(2) Address of the referenced individual is c/o NeoMedia Technologies, Inc., 2201 Second Street, Suite 600, Fort Myers, FL, 33901.

(3) Charles W. Fritz is the Company's founder and the Chairman of the Board of Directors. Shares beneficially owned include 100 shares owned by each of Mr. Fritz's four children for an aggregate of 400 shares, 15,500,000 shares of common stock issuable upon exercise of options granted under the Company's 2003, 2002 and 1998 stock option plans, 1,510,000 shares issuable upon exercise of stock warrants, 12,367,186 shares of common stock owned by Mr. Charles W. Fritz directly, and 1,542,969 shares of common stock held by the CW/LA II Family Limited Partnership, a family limited partnership for the benefit of Mr. Fritz's family.

(4) William E. Fritz, the Company's corporate secretary and a director, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owners of the 1,511,742 shares held in the Fritz Family Partnership. As trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the 165,467 shares of NeoMedia held in these trusts. Additionally, Mr. Fritz is deemed to own: 45,433,735 shares held directly by Mr. Fritz or his spouse, 2,540,000 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse, and 3,500,000 shares to be issued upon the exercise of options held by Mr. Fritz or his spouse.

(5) Charles T. Jensen is President, Chief Operating Officer, Acting Chief Executive Officer, and a member of the Board of Directors. Beneficial ownership includes 15,500,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans, and 1,500 shares owned by Mr. Jensen's sons.

(6) David A. Dodge is Vice President, Chief Financial Officer, and Controller. Beneficial ownership includes 4,850,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans.


                                     III-10

(7) A. Hayes Barclay is a member of the Board of Directors. Ownership includes 3,150,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans, and 5,000 shares owned by Mr. Barclay directly.

(8) James J. Keil is a member of the Board of Directors. Shares beneficially owned includes 3,500,000 shares issuable upon exercise of options and 1,888,619 shares owned by Mr. Keil directly.

(9) Martin N. Copus is Chief Operating Office. Beneficial ownership includes 3,500,000 shares of common stock issuable upon exercise of options granted under NeoMedia's stock option plans, and 182,186 shares held by Mr. Copus directly.

(10) Includes an aggregate of 49,500,000 currently exercisable options to purchase shares of common stock granted under NeoMedia's stock option plans, 4,050,000 currently exercisable warrants to purchase shares of common stock, and 63,098,804 shares owned directly by NeoMedia's officers and directors.



                                     III-11

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 1, 2005, NeoMedia acquired a used automobile for $17,000 from Charles T. Jensen, its president, chief executive officer and a member of its board of directors. NeoMedia believes the transaction was completed at arm's length.

                                       III-12

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) The following exhibits required by Item 601 of Regulation S-B to be filed herewith are hereby incorporated by reference:


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       -----------------------------------------------------------   ----------------------------------------------------
3.1               Articles of  Incorporation of Dev-Tech  Associates,  Inc.     Incorporated   by  reference  to  Exhibit  3.1  to
                  and amendment thereto                                         Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

3.2               Bylaws of DevSys, Inc.                                        Incorporated   by  reference  to  Exhibit  3.2  to
                                                                                Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

3.3               Restated Certificate of Incorporation of DevSys, Inc.         Incorporated   by  reference  to  Exhibit  3.3  to
                                                                                Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

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

3.7               Articles of  Incorporation  of Dev-Tech  Migration,  Inc.     Incorporated   by  reference  to  Exhibit  3.7  to
                  and amendment thereto                                         Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

3.8               By-laws of Dev-Tech Migration, Inc.                           Incorporated   by  reference  to  Exhibit  3.8  to
                                                                                Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996


                                     III-13


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       -----------------------------------------------------------   ----------------------------------------------------
3.9               Restated   Certificate   of   Incorporation   of   DevSys     Incorporated   by  reference  to  Exhibit  3.9  to
                  Migration, Inc.                                               Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

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

3.12              Form of  Certificate  of  Merger of  Dev-Tech  Migration,     Incorporated  by  reference  to  Exhibit  3.12  to
                  Inc. into DevSys Migration, Inc.                              Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

3.13              Certificate of Amendment to Certificate of  Incorporation     Incorporated  by  reference  to  Exhibit  3.13  to
                  of   DevSys,   Inc.   changing   its  name  to   NeoMedia     Registrant's  Registration  Statement No. 333-5534
                  Technologies, Inc.                                            as filed with the SEC on November 25, 1996

3.14              Form  of  Certificate  of  Amendment  to  Certificate  of     Incorporated  by  reference  to  Exhibit  3.14  to
                  Incorporation of NeoMedia Technologies,  Inc. authorizing     Registrant's  Registration  Statement No. 333-5534
                  a reverse stock split                                         as filed with the SEC on November 25, 1996

3.15              Form of Certificate of Amendment to Restated  Certificate     Incorporated   by  reference  to  Exhibit  3.5  to
                  of   Incorporation   of   NeoMedia   Technologies,   Inc.     Registrant's  Annual  Report as filed with the SEC
                  increasing  authorized  capital  and  creating  preferred     on November 2, 2001
                  stock

10.1              Dev-Tech Associates, Inc. 1996 Stock Option Plan              Incorporated  by reference to Exhibit 10.44 to the
                                                                                Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

10.2              First Amendment and  Restatement of Dev-Tech  Associates,     Incorporated  by reference to Exhibit 10.45 to the
                  Inc. 1996 Stock Option Plan                                   Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

10.3              Form of Stock  Option  Agreement  - Dev-Tech  Associates,     Incorporated  by reference to Exhibit 10.46 to the
                  Inc.                                                          Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996


                                       III-14


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       -----------------------------------------------------------   ----------------------------------------------------
10.4              Dev-Tech Migration, Inc. 1996 Stock Option Plan               Incorporated  by reference to Exhibit 10.47 to the
                                                                                Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

10.5              First  Amendment and  Restatement of Dev-Tech  Migration,     Incorporated  by reference to Exhibit 10.48 to the
                  Inc.                                                          Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

10.6              Form of Stock  Option  Agreement  -  Dev-Tech  Migration,     Incorporated  by reference to Exhibit 10.49 to the
                  Inc.                                                          Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

10.7              Dev-Tech Associates, Inc. 401(k) Plan and amendments          Incorporated  by reference to Exhibit 10.50 to the
                                                                                Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996

10.8              First    Amendment    and    Restatement    of   NeoMedia     Incorporated  by reference to Exhibit 10.60 to the
                  Technologies, Inc. 1996 Stock Option Plan                     Registrant's  Registration  Statement No. 333-5534
                                                                                as filed with the SEC on November 25, 1996
10.9              NeoMedia Technologies, Inc. 1998 Stock Option Plan            Incorporated  by  reference to Exhibit 10.9 to the
                                                                                Registrant's Form 10-KSB as filed on March 9, 2004

10.10             Amendment  to  NeoMedia  Technologies  1998 Stock  Option     Incorporated  by  reference  to Form  14A as filed
                  Plan                                                          with the SEC on July 2, 1999

10.11             Sale and Purchase  Agreement between  Qode.com,  Inc. and     Incorporated  by reference to Exhibit 10.48 to the
                  NeoMedia Technologies, Inc.                                   Registrant's  Current  Report on Form 8-K as filed
                                                                                with the SEC on March 15, 2001

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


                                       III-15


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       -----------------------------------------------------------   ----------------------------------------------------
10.14             Intellectual   Property   licensing   agreement   between     Incorporated  by reference to Exhibit 10.18 to the
                  NeoMedia and A.T. Cross Company                               Registrant's  Form  S-1/A as filed with the SEC on
                                                                                April 24, 2002

10.15             Intellectual   Property   licensing   agreement   between     Incorporated  by reference to Exhibit 10.19 to the
                  NeoMedia and Symbol Technologies, Inc.                        Registrant's  Form  S-1/A as filed with the SEC on
                                                                                April 24, 2002

10.16             Sponsorship and Advertising  Agreement  between  NeoMedia     Incorporated  by reference to Exhibit 10.20 to the
                  and About.com, Inc.                                           Registrant's  Form  S-1/A as filed with the SEC on
                                                                                April 24, 2002

10.17             Letter   of   Intent   regarding    proposed    strategic     Incorporated  by reference to Exhibit 10.21 to the
                  transaction between NeoMedia and AirClic, Inc.                Registrant's  Form  S-1/A as filed with the SEC on
                                                                                April 24, 2002

10.18             Form of Promissory Note issued to AirClic, Inc.               Incorporated  by reference to Exhibit 10.22 to the
                                                                                Registrant's  Form  S-1/A as filed with the SEC on
                                                                                April 24, 2002

10.19             Form  of  Limited  Recourse  Promissory  Note  issued  in     Incorporated  by reference to Exhibit 10.23 to the
                  exchange for 19 Million Shares of Common Stock                Registrant's  Form  S-1/A as filed with the SEC on
                                                                                April 24, 2002

10.20             Nasdaq  Staff   Determination   Letter  with  respect  to     Incorporated  by reference to Exhibit 10.24 to the
                  de-listing  of  NeoMedia   securities   from  the  Nasdaq     Registrant's  Form  S-1/A as filed with the SEC on
                  SmallCap market                                               April 24, 2002

10.21             Revised warrant repricing letter dated April 3, 2002          Incorporated  by reference to Exhibit 10.25 to the
                                                                                Registrant's  Form  S-1/A as filed with the SEC on
                                                                                April 24, 2002

10.22             Equity  Line of  Credit  Agreement,  dated  May 6,  2002,     Incorporated  by reference to Exhibit 10.17 to the
                  between   NeoMedia   Technologies   and  Cornell  Capital     Registrant's  Quarterly  Report  on  Form  10-Q as
                  Partners, LP                                                  filed with the SEC on August 14, 2002

10.23             Nasdaq Staff delisting  notification letter dated May 16,     Incorporated  by reference to Exhibit 10.18 to the
                  2002                                                          Registrant's  Quarterly  Report  on  Form  10-Q as
                                                                                filed with the SEC on August 14, 2002

10.24             Settlement  Agreement  relating to  wrongful  termination     Incorporated  by reference to Exhibit 10.19 to the
                  lawsuit  brought by former  president and Chief Operating     Registrant's  Form  10-Q as filed  with the SEC on
                  Officer                                                       August 14, 2002

10.25             Mutual  settlement  agreement  by  and  between  NeoMedia     Incorporated  by reference to Exhibit 10.20 to the
                  Technologies and 2150 Western Court Company, LLC              Registrants  Form  10-Q as filed on  November  14,
                                                                                2002


                                       III-16


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       -----------------------------------------------------------   ----------------------------------------------------
10.26             Mutual  settlement  agreement  by  and  between  NeoMedia     Incorporated  by reference to Exhibit 10.21 to the
                  Technologies and Ripfire, Inc.                                Registrants  Form  10-Q as filed on  November  14,
                                                                                2002

10.27             Mutual  settlement  agreement  by  and  between  NeoMedia     Incorporated  by reference to Exhibit 10.22 to the
                  Technologies and Wachovia Bank, N.A.                          Registrants  Form  10-Q as filed on  November  14,
                                                                                2002

10.28             Mutual  settlement  agreement  by  and  between  NeoMedia     Incorporated  by reference to Exhibit 10.23 to the
                  Technologies and Marianne LePera,  NeoMedia Technologies'     Registrants  Form  10-Q as filed on  November  14,
                  former General Counsel                                        2002

10.29             Equity  Line of  Credit  Agreement,  dated  February  11,     Incorporated  by reference to Exhibit 10.80 to the
                  2003,  between NeoMedia  Technologies and Cornell Capital     Registrants  Form S-1/A as filed on  February  14,
                  Partners                                                      2003

10.30             Form of Placement Agent  Agreement,  dated November 2002,     Incorporated  by reference to Exhibit 10.84 to the
                  between NeoMedia Technologies and Westrock Advisors, Inc.     Registrant's  Form S-1 as filed  on  February  12,
                                                                                2003

10.31             Form  of  Escrow Agreement, dated November 2002, between      Incorporated by reference to Exhibit 10.85 to  the
                  NeoMedia Technologies and Cornell Capital Partners            Registrant's  Form S-1 as  filed  on  February 12,
                                                                                2003

10.32             Form of  Registration  Rights  Agreement,  dated November     Incorporated  by reference to Exhibit 10.86 to the
                  2002,  between NeoMedia  Technologies and Cornell Capital     Registrant's  Form S-1 as filed  on  February  12,
                  Partners                                                      2003

10.33             Promissory  Note,   dated  February  23,  2001,   between     Incorporated  by reference to Exhibit 10.87 to the
                  Digital Convergence Corporation and NeoMedia                  Registrant's  Form S-1 as filed  on  February  12,
                                                                                2003

10.34             Termination  Agreement,  dated August 21,  2001,  between     Incorporated  by reference to Exhibit 10.88 to the
                  About.com and NeoMedia                                        Registrant's  Form S-1 as filed  on  February  12,
                                                                                2003

10.35             Memorandum  of  Terms to  merge,  dated  March  7,  2003,     Incorporated  by  reference  to Exhibit 3.1 to the
                  between NeoMedia and Loch Energy, Inc.                        Registrant's Form 8-K as filed on March 19, 2003

10.36             Binding  Letter of Intent to merge,  dated July 25, 2003,     Incorporated  by  reference to Exhibit 99.5 to the
                  between NeoMedia and Secure Source Technologies, Inc.         Registrant's  Form  10-QSB as filed on August  14,
                                                                                 2003

10.37              Definitive Merger  Agreement, dated October 3, 2003,         Incorporated by reference to  Exhibit  99.1 to the
                   between NeoMedia and Secure Source Technologies, Inc         Registrant's Form 8-K as filed on October 8, 2003


                                       III-17


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       --------------------------------------------------------      --------------------------------------------------
10.38             Standby Equity Distribution Agreement,  dated October 27,     Incorporated  by reference to Exhibit 10.91 to the
                  2003, between NeoMedia and Cornell Capital Partners           Registrant's  Form SB-2/A as filed on December 19,
                                                                                2003

10.39             Form of  Placement  Agent  Agreement,  dated  October 27,     Incorporated  by reference to Exhibit 10.92 to the
                  2003,   between   NeoMedia   and   Newbridge   Securities     Registrant's  Form SB-2/A as filed on December 19,
                  Corporation                                                   2003

10.40             Form of Registration Rights Agreement,  dated October 27,     Incorporated  by reference to Exhibit 10.93 to the
                  2003, between NeoMedia and Cornell Capital Partners           Registrant's  Form SB-2/A as filed on December 19,
                                                                                2003

10.41             Form  of  Escrow  Agreement,   dated  October  27,  2003,     Incorporated  by reference to Exhibit 10.94 to the
                  between NeoMedia and Cornell Capital Partners                 Registrant's  Form SB-2/A as filed on December 19,
                                                                                2003

10.42             2003 Stock Compensation Plan                                  Incorporated  by  reference  to Exhibit 4.1 to the
                                                                                Registrant's Form S-8 as filed on October 31, 2003

10.43             Letter of  Intent to  acquire  CSI  International,  Inc.,     Incorporated  by  reference  to Exhibit 3.1 to the
                  dated November 8, 2003                                        Registrant's  Form 8-K as filed  on  November  13,
                                                                                2003

10.44             Letter of Intent to acquire  BSD  Software,  Inc.,  dated     Incorporated  by  reference  to Exhibit 3.1 to the
                  December 9, 2003                                              Registrant's  Form 8-K as filed  on  December  11,
                                                                                2003

10.45             Definitive  Merger  Agreement,  dated  February  6, 2004,     Incorporated  by  reference  to Exhibit 3.1 to the
                  between NeoMedia and CSI International, Inc.                  Registrant's  Form 8-K as filed  on  February  10,
                                                                                2004

10.46             $4 million  Promissory  note  payable to Cornell  Capital     Incorporated  by reference to Exhibit 10.49 to the
                  Partners, dated January 15, 2004                              Registrant's Form 10-KSB as filed on March 9, 2004

10.47             Form   of   Business   Development    Agreement   between     Incorporated  by  reference  to Exhibit 2.2 to the
                  NeoMedia  and iPoint-media                                    Registrant's  Form 8-K as filed on  September  17,
                                                                                2004

10.48             Form  of  Investment   Agreement   between  NeoMedia  and     Incorporated  by  reference  to Exhibit 2.3 to the
                  iPoint-media                                                  Registrant's  Form 8-K as filed on  September  17,
                                                                                2004

10.49             Form of Registration  Rights  Agreement  between NeoMedia     Incorporated  by  reference  to Exhibit 2.4 to the
                  and iPoint-media                                              Registrant's  Form 8-K as filed on  September  17,
                                                                                2004

10.50             Form of  Indemnification  Agreement  between NeoMedia and     Incorporated  by  reference  to Exhibit 2.5 to the
                  iPoint-media                                                  Registrant's  Form 8-K as filed on  September  17,
                                                                                2004


                                       III-18


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       --------------------------------------------------------      --------------------------------------------------

10.51             Form of Merger  Agreement  among  NeoMedia  Technologies,     Incorporated  by  reference to Exhibit 16.1 to the
                  Inc., NeoMedia Telecom Services,  Inc., and BSD Software,     Registrant's  Form 8-K as filed  on  December  22,
                  Inc.                                                          2004

10.52             Form of Letters of Intent With Pickups Plus, Inc.             Incorporated  by  reference  to Exhibits  16.1 and
                                                                                16.2 to the  Registrant's  Form  8-K as  filed  on
                                                                                March 1, 2005
10.53             Form of NeoMedia's Policy Statement on Ethical Behavior       Incorporated  by reference to Exhibit 10.53 to the
                                                                                Registrant's Form 10-KSB as filed on March 7, 2005

10.54             Form of Term Sheet with Nextcode Corporation                  Incorporated  by reference to Exhibit 10.54 to the
                                                                                Registrant's Form 10-KSB as filed on March 7, 2005

10.55             Form of Letter of Intent With Shelron Group, Inc.             Incorporated  by reference to Exhibit 10.55 to the
                                                                                Registrant's Form 10-KSB as filed on March 7, 2005

10.56             Letter of extension of outside date between  NeoMedia and     Incorporated  by reference to Exhibit 10.56 to the
                  BSD                                                           Registrant's     Registration     Statement    No.
                                                                                333-123848  as filed with the SEC on  January  20,
                                                                                2006

10.57             Co-Marketing    Partner    Agreement   between   NeoMedia     Incorporated  by  reference to Exhibit 16.1 to the
                  Technologies,  Inc. and Foote Cone & Belding,  a division     Registrant's Form 8-K as filed on March 24, 2005
                  of FCB Worldwide L.L.C.

10.58             Standby  Equity  Distribution   Agreement,   dated  March     Incorporated  by  reference to Exhibit 16.1 to the
                  30,2005, between NeoMedia and Cornell                         Registrant's Form 8-K as filed on April 1, 2005

10.59             Placement Agent Agreement,  dated March 30, 2005, between     Incorporated  by  reference to Exhibit 16.2 to the
                  NeoMedia and Cornell                                          Registrant's Form 8-K as filed on April 1, 2005

10.60             Escrow Agreement,  dated March 30, 2005, between NeoMedia     Incorporated  by  reference to Exhibit 16.3 to the
                  and Cornell                                                   Registrant's Form 8-K as filed on April 1, 2005

10.61             Registration  Rights  Agreement,  dated  March 30,  2005,     Incorporated  by  reference to Exhibit 16.4 to the
                  between NeoMedia and Cornell                                  Registrant's Form 8-K as filed on April 1, 2005

10.62             Promissory Note,  dated March 30, 2005,  between NeoMedia     Incorporated  by  reference to Exhibit 16.5 to the
                  and Cornell                                                   Registrant's Form 8-K as filed on April 1, 2005

10.63             Security   Agreement,   dated  March  30,  2005,  between     Incorporated  by  reference to Exhibit 16.6 to the
                  NeoMedia and Cornell                                          Registrant's Form 8-K as filed on April 1, 2005

10.64             Patent Purchase  Agreement,  dated April 8, 2005, between     Incorporated  by  reference to Exhibit 16.1 to the
                  NeoMedia and Loyaltypoint, Inc.                               Registrant's Form 8-K as filed on April 13, 2005

10.65             Letter  Amending  Section 7.3(g) of the Merger  Agreement     Incorporated  by reference to Exhibit 10.65 to the
                  between NeoMedia and BSD                                      Registrant's     Registration     Statement    No.
                                                                                333-123848  as filed with the SEC on  January  20,
                                                                                2006


                                     III-19


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       --------------------------------------------------------      --------------------------------------------------
10.66             Letter of extension of outside date between  NeoMedia and     Incorporated  by reference to Exhibit 10.66 to the
                  BSD                                                           Registrant's     Registration     Statement    No.
                                                                                333-123848  as filed with the SEC on  January  20,
                                                                                2006

10.67             Letter of extension of outside date between  NeoMedia and     Incorporated  by reference to Exhibit 10.67 to the
                  BSD                                                           Registrant's     Registration     Statement    No.
                                                                                333-123848  as filed with the SEC on  January  20,
                                                                                2006

10.68             Distribution Agreement between NeoMedia and Beijing           Incorporated  by  reference to Exhibit 16.1 to the
                  Sino-US Jinche Yingang Auto Technological Services            Registrant's Form 8-K as filed on August 31, 2005
                  Limited

10.69             Distribution Agreement between NeoMedia and Micropaint        Incorporated  by  reference to Exhibit 16.1 to the
                  de Mexico, S.A.                                               Registrant's  Form 8-K as filed on  September  29,
                                                                                2005

10.70             Distribution Agreement between NeoMedia and WITHO-AS          Incorporated  by  reference to Exhibit 16.1 to the
                                                                                Registrant's Form 8-K as filed on October 6, 2005

10.71             Second  Bridge  Loan  Agreement   between   NeoMedia  and     Incorporated  by reference to Exhibit 10.71 to the
                  Mobot                                                         Registrant's     Registration     Statement    No.
                                                                                333-123848  as filed with the SEC on  January  20,
                                                                                2006

10.72             Distribution   Agreement   between   NeoMedia   and   PPG     Incorporated  by  reference  to  Exhibit  16.1  to
                  Industries                                                    the  Registrant's  Form 8-K as  filed on  December
                                                                                15, 2005

10.73             Supply  Agreement  between NeoMedia and DuPont de Nemours     Incorporated  by  reference  to  Exhibit  16.1  to
                  (Belgium) BVBA                                                the  Registrant's  Form 8-K as  filed on  December
                                                                                21, 2005

10.74             Merger Agreement with Mobot, Inc.                             Incorporated  by  reference to Exhibit 16.1 to the
                                                                                Registrant's  Form 8-K as filed  on  February  10,
                                                                                2006

10.75             Sale and Purchase Agreement with 12Snap AG                    Incorporated  by  reference to Exhibit 16.1 to the
                                                                                Registrant's  Form 8-K as filed  on  February  14,
                                                                                2006

10.76             Form of Letter of Intent with HipCricket                      Incorporated  by  reference to Exhibit 16.1 to the
                                                                                Registrant's  Form 8-K as filed  on  February  17,
                                                                                2006

10.77             Sale and Purchase Agreement with Gavitec AG                   Incorporated  by  reference to Exhibit 16.1 to the
                                                                                Registrant's  Form 8-K as filed  on  February  21,
                                                                                2006

10.78             Sale and Purchase Agreement with Sponge Ltd.                  Incorporated  by  reference to Exhibit 16.1 to the
                                                                                Registrant's  Form 8-K as filed  on  February  22,
                                                                                2006

10.79             Sole  Agent  Agreement   between   NeoMedia  and  Beijing     Incorporated  by  reference to Exhibit 16.1 to the
                  Sino-US  Jinche  Yingang  Auto   Technological   Services     Registrant's Form 8-K as filed on March 2, 2006
                  Limited


                                       III-20


EXHIBIT NO.       DESCRIPTION                                                   LOCATION
-----------       -----------------------------------------------------------   ----------------------------------------------------
23.1              Consent  of  Stonefield  Josephson,   Inc.,   independent     Provided Herewith
                  auditors

31.1 - 31.4       Certifications                                                Provided Herewith


      (b) Reports on Form 8-K

      NeoMedia  filed a report on Form 8-K on October 6, 2005,  with  respect to
Item 1.01, reporting that it had entered into a paint distribution agreement with WI-THO AS, under which WI-THO AS would distribute NeoMedia's paint products throughout Scandinavia.

      NeoMedia filed a report on Form 8-K on December 14, 2005,  with respect to
Item 1.01, reporting that it had entered into a paint distribution agreement with PPG Industries' PPG Shanghai Trading Co. Ltd. ("PPG"), under which NeoMedia would distribute automotive aftermarket products produced by PPG and serve as a non-exclusive distributor of PPG products to Beijing Sino-US Jinche Yingang Auto Technological Services Limited in the People's Republic of China.

      NeoMedia filed a report on Form 8-K on December 20, 2005,  with respect to
Item 1.01, reporting that it had entered into a paint supply agreement with DuPont de Nemours (Belgium) BVBA of Belgium, a subsidiary of IE DuPont ("DuPont"), under which NeoMedia would serve as a non-exclusive distributor of DuPont products to Beijing Sino-US Jinche Yingang Auto Technological Services Limited in the People's Republic of China.

      NeoMedia filed a report on Form 8-K on February 10, 2006,  with respect to
Item 8.01, reporting that Cornell Capital Partners had exercised warrants to purchase 20,000,000 shares of NeoMedia common stock, par value $0.01 per share. The warrants were issued to Cornell Capital on March 30, 2005 as a commitment fee for Cornell Capital entering into that certain Standby Equity Distribution Agreement, dated March 30, 2006 by and between NeoMedia and Cornell Capital. The warrants had an exercise price equal to $0.20 per share. In connection with the exercise of the 20,000,000 Warrants, NeoMedia received proceeds of $4,000,000.

      NeoMedia filed a report on Form 8-K on February 10, 2006,  with respect to
Item 1.01, reporting that it had signed a definitive merger agreement under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in shares of NeoMedia common stock.

      NeoMedia filed a report on Form 8-K on February 14, 2006,  with respect to
Item 1.01, reporting that it had signed a definitive sale and purchase agreement under which NeoMedia acquired all of the outstanding shares of 12Snap AG of Munich, Germany, in exchange for $2,500,000 cash and $19,500,000 in shares of NeoMedia common stock.

      NeoMedia filed a report on Form 8-K on February 20, 2006, with respect to Items 1.01 and 8.01, reporting that it had signed a non-binding letter of intent to acquire HipCricket, Inc. of Essex, CT in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock. The 8-K also reported that NeoMedia had loaned Hip Cricket $250,000 in the form of an unsecured promissory note, the principal and interest of which would be applied toward the purchase price in the event the acquisition is completed.

                                     III-21

      NeoMedia filed a report on Form 8-K on February 21, 2006, with respect to Items 1.01 and 3.02, reporting that it had entered into a $27 million convertible preferred stock sale agreement with Cornell Capital Partners.

      NeoMedia filed a report on Form 8-K on February 21, 2006,  with respect to
Item 1.01, reporting that it had signed a definitive sale and purchase agreement under which NeoMedia acquired all of the outstanding shares of Gavitec AG of Wurselen, Germany in exchange for $1,800,000 cash and $5,400,000 in shares of NeoMedia common stock.

      NeoMedia filed a report on Form 8-K on February 21, 2006,  with respect to
Item 2.01, reporting that it had completed all of the closing requirements for the acquisition of Mobot, Inc.

      NeoMedia filed a report on Form 8-K on February 22, 2006,  with respect to
Item 1.01, reporting that it had signed a definitive share purchase agreement under which it acquired all of the outstanding shares of Sponge Ltd. Of London, in exchange for (pound)3,450,000 (approximately $6 million) cash and (pound)6,550,000 (approximately $11.4 million) in shares of NeoMedia common stock. The agreement also calls for Sponge to earn an additional (pound)2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of (pound)1,300,000 (approximately $2.3 million) in net profits

      NeoMedia filed a report on Form 8-K on February 24, 2006,  with respect to
Item 2.01, reporting that it had completed all of the closing requirements for the acquisitions of 12 Snap AG, Gavitec AG, and Sponge Ltd.

      NeoMedia filed a report on Form 8-K on March 2, 2006, with respect to Item 1.01, reporting that it had signed a 10-year exclusive agreement with Beijing Sino-US Jinche Yingang Auto Technological Services Limited.

      NeoMedia  filed a report on Form 8-K on March 22,  2006,  with  respect to
Item 1.01, reporting that it had loaned an additional $250,000 to Hip Cricket, Inc., pursuant to the terms of a previously signed letter of intent.

      NeoMedia  filed a report on Form 8-K on March 23,  2006,  with  respect to
Item 2.01, reporting that it had closed its acquisition of BSD Software, Inc.

                                       III-22

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees billed by Stonefield Josephson, Inc., NeoMedia's independent auditors, for the audit of NeoMedia's annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2005 and 2004 were $151,000 and $137,000, respectively.

AUDIT-RELATED FEES

      The aggregate fees billed by Stonefield Josephson, Inc., NeoMedia's independent auditors, for assurance and related services for the years ended December 31, 2005 and 2004 were $0 and $0, respectively.

TAX FEES

      The aggregate fees billed by Wiltshire, Whitley, Richardson & English, NeoMedia's principal accountants for tax compliance, advice, and planning, were $0 and $9,000 for the years ended December 31, 2005 and 2004, respectfully.

ALL OTHER FEES

      The aggregate fees billed by Stonefield Josephson, Inc., for other products and services, primarily related to registration statements, during the years ended December 31, 2005 and 2004 were $60,000 and $0, respectively.

AUDIT COMMITTEE PRE-APPROVAL

      The audit committee of NeoMedia's board of directors approves all non-audit services provided by NeoMedia's primary accountants.

                                       III-23

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 29th day of March, 2006.

                           NEOMEDIA TECHNOLOGIES, INC.
                           REGISTRANT


                           By:-------------------------------------------------
                              /s/ Charles T. Jensen, President, Chief Executive Officer, and Director

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2006.


           SIGNATURES                                          TITLE                                        DATE
----------------------------------------      ----------------------------------------        --------------------------------------

------------------------------------          President, Chief Executive Officer, and
/s/ Charles T. Jensen                         Director                                        March 29, 2006

                                              Director                                        March 29, 2006
------------------------------------
/s/ William E. Fritz

                                              Chairman of the Board
------------------------------------
/s/ Charles W. Fritz                                                                          March 29, 2006

------------------------------------          Vice-President, Chief Financial
/s/ David A. Dodge                            Officer and principal accounting officer        March 29, 2006

                                              Director                                        March 29, 2006
------------------------------------
/s/ Hayes Barclay

                                              Director                                        March 29, 2006
------------------------------------
/s/ James J. Keil


                                     10.54-1