Form 10-Q
period 2006-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2006-05-15
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________

FORM 10 - Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21743

NEOMEDIA TECHNOLOGIES, INC.
(Exact Name of Issuer as Specified In Its Charter)

Delaware	36-3680347
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2201 Second Street, Suite 600, Fort Myers, Florida	33901
(Address of Principal Executive Offices)	(Zip Code)

239-337-3434 Issuer's Telephone Number (Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐    Accelerated Filer ☒     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 28, 2006, there were 630,759,953 outstanding shares of the issuer's Common Stock, and 22,000 outstanding shares of the issuer’s Series C Convertible Preferred Stock.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)
	March 31	December 31
	2006	2005
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$7,115	$2,291
Trade accounts receivable, net of allowance for doubtful accounts of $73 and $203, respectively	5,159	341
Inventories, net of allowance for obsolete & slow-moving inventory of $0	852	423
Investment in marketable securities	453	104
Prepaid expenses and other current assets	1,478	151
Total current assets	15,057	3,310

Leasehold improvements & property and equipment, net	628	236
Capitalized patents, net	3,072	3,134
Micro paint chemical formulations and proprietary process, net	1,422	1,450
Goodwill	48,881	1,099
Other Intangible assets, net	22,057	246
Cash surrender value of life insurance policy	799	769
Loan to Mobot	---	1,500
Other long-term assets	893	667
Total assets	$92,809	$12,411

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,408	$1,574
Amounts payable under settlement agreements	97	1,844
Liabilities of discontinued business unit	676	97
Taxes payable	1,112	80
Accrued expenses	4,460	898
Deferred revenues	2,576	676
Notes payable	3,774	3,015
Derivative financial instruments	23,432	---
Total current liabilities	41,535	8,184

Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued
and outstanding, liquidation value of $22,000	1,847	---

Shareholders’ equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized,
630,885,698 and 475,387,910 shares issued and 629,244,272 and 467,601,717 outstanding, respectively	6,293	4,676
Additional paid-in capital	151,407	106,456
Deferred stock-based compensation	(146)	(169)
Deferred equity financing costs	(13,256)	(13,256)
Accumulated deficit	(93,842)	(92,524)
Accumulated other comprehensive loss	(250)	(177)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ equity	49,427	4,227
Total liabilities and shareholders’ equity	$92,809	$12,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

* - Derived from NeoMedia’s audited financial statements for the year ended December 31, 2005.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)
(In Thousands, Except per Share Data)
	Three Months Ended March 31,
	2006	2005
NET SALES:
Technology license, service and products	$1,675	$292
Micro paint repair products and services	377	455
Total net sales	2,052	747

COST OF SALES:
Technology license, service and products	827	176
Micro paint repair products and services	419	273
Total cost of sales	1,246	449

GROSS PROFIT	806	298

Sales and marketing expenses	1,540	795
General and administrative expenses	1,326	603
Research and development costs	550	184
Stock based compensation expense	1,517	96

Loss from operations	(4,127)	(1,380)

Other income	4	---
Gain (loss) on extinguishment of debt	(1,964)	138
Interest income	2	23
Gain on derivative financial instruments	4,768	---

NET LOSS	(1,317)	(1,219)

Accretion of dividends on convertible preferred stock	(137)	---

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,454)	(1,219)

Comprehensive Loss
Net loss	(1,317)	(1,219)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	149	(42)
Foreign currency translation adjustment	(222)	11

COMPREHENSIVE LOSS	$(1,390)	$(1,250)

LOSS PER SHARE--BASIC AND DILUTED	$(0.00)	$(0.00)

LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.00)	$(0.00)

Weighted average number of common shares--basic and diluted	527,991,819	437,764,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($1,317)	($1,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453	160
Loss on early extinguishment of debt	1,964	—
Gain on derivative financial instruments	(4,768)	—
Stock-based compensation expense	1,517	96
(Increase) decrease in value of life insurance policies	(30)	10
Changes in operating assets and liabilities
Trade accounts receivable, net	432	(265)
Inventory	(323)	3
Other current assets	(156)	54
Accounts payable, amounts due under financing agreements, liabilities in excess
of assets of discontinued business unit, accrued expenses and stock liability	(249)	(425)
Deferred revenue other current liabilities	(109)	(74)
Net cash used in operating activities	(2,586)	(1,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash and marketable securities acquired	(11,891)	—
Amounts issued under notes receivable	(500)	—
Investments	—	(500)
Acquisition related costs	(59)	—
Capitalization of software development and purchased intangible assets	(8)	(38)
Acquisition of property and equipment	(66)	(88)
Net cash used in investing activities	(12,524)	(626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series C Convertible Preferred Stock, net of issuance costs of $2,725 in 2006	14,066	—
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006 and $85 in 2005	210	1,505
Net proceeds from exercise of stock options and warrants	8,131	173
Borrowings under notes payable and long-term debt	—	10,500
Repayments on notes payable and long-term debt	(2,251)	(1,600)
Cash commitment fee for $100 million Standby Equity Distribution Agreement	—	(1,000)
Net cash provided by financing activities	20,156	9,578

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(222)	11

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,824	7,303

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,291	2,634

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,115	$9,937

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid/(received) during the period	$13	$47
Income taxes paid	—	—
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	149	(42)
Prepaid acquisition costs applied to purchase price	168	—
Fair value of shares and notes receivable from
Pickups Plus, Inc. acquired in exchange for Series C Convertible Preferred Stock	594	—
Carrying value of promissory note and accrued interest paid in exchange for Series C Convertible Preferred Stock	(3,208)	—
Fair value of shares issued to acquire Mobot, Inc.,
Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	46,964	—
Change in net assets resulting from acquisitions of Mobot, Inc.,
Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	60,594	—
Accretion of dividends on Series C Convertible Preferred Stock	137	—
Fair value of outstanding warrants converted to liabilities	13,884	—
Portion of change in fair value of outstanding warrants converted to liabilities recorded to paid-in capital	3,790	—
Fair value of Series C Convertible Preferred Stock (host instrument only)	4,908	—
Deferred stock-based financing costs associated with Series C Convertible Preferred Stock	3,198	—
Difference between net proceeds and recorded fair value of Series C Convertible Preferred Stock	4,041	—
Advance receivable from Mobot, Inc. forgiven upon acquisition	1,500	—
Accretion of dividend on Series C Convertible Preferred Stock	137	—
Fair value of stock issued for services and deferred to future periods	—	239
Gain on extinguishment of debt paid in common stock	—	138
Direct costs associated with Standby Equity Distribution Agreement and Equity Line of Credit	—	1,204
Fair value of warrants as fees related to the $100 million Standby Equity Distribution Agreement	—	12,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries (“NeoMedia” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 2006, the results of operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month period ended March 31, 2006 and 2005. The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $1,317,000 and $1,219,000 for the three months ended March 31, 2006 and 2005 and $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $93,842,000 as of March 31, 2006. In addition, the Company had working capital deficit of $26,478,000 as of March 31, 2006.

If the Company’s financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Should these financing sources fail to materialize, management would seek alternate funding sources through sale of common and/or preferred stock. Management’s plan is to secure adequate funding to bridge the profitability from the NeoMedia Mobile, NeoMedia Micro Paint Repair, and NeoMedia Telecom Services businesses.

Nature of Business Operations

During 2005, NeoMedia was structured and evaluated by its Board of Directors and management as three distinct business units: NeoMedia Internet Switching Software (NISS), NeoMedia Micro Paint Repair (NMPR), and NeoMedia Consulting and Integration Services (NCIS).

NCIS is the original business line upon which the Company was founded. This unit resells client-server equipment and related software, and general and specialized consulting services. Because of decreased demand for systems integration products, and increased consolidation and competition in the industry in general, during 2005 resources allocated to the NCIS business unit were increasingly used in sales and business development efforts associated with the NISS business unit. During February 2006, NeoMedia’s Board of Directors elected to formally wind down the NCIS business unit. As a result, during February 2006, NeoMedia closed its Lisle, Illinois facility out of which the NCIS business unit was based. NeoMedia does, however, plan to continue servicing existing contracts and customers.

During the first quarter of 2006, following the completion of the acquisitions of 12Snap AG (“12Snap”), Sponge Ltd. (“Sponge”), Gavitec AG (“Gavitec”), Mobot, Inc. (“Mobot”), and BSD Software, Inc. (“BSD”), as well as the winding down of the NCIS business unit, NeoMedia restructured into the following three business units:

- NeoMedia Mobile (NMM) - encompassing NeoMedia’s physical-world-to-internet and mobile marketing technologies branded under PaperClick, 12Snap, Sponge, Gavitec and Mobot

- NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

- NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD

Reclassifications

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation, most notably, “License revenue” and “Resales of software and technology equipment and service fees”, which were formerly shown as separate line items on NeoMedia’s consolidated statement of operations, are now condensed into the category entitled, “Technology license, service & products.” This is primarily due to the winding down of the former NCIS business unit and consolidation of revenues relating to the NCIS unit into the NMM unit, as well as the addition of new revenue streams from Mobot, Sponge, Gavitec, 12Snap, and BSD that fall into the same general category.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As a result of the addition of the operations of Mobot, Sponge, Gavitec, 12Snap and BSD, and the Series C Convertible Preferred Stock sale during the three months ended March 3,1 2006, NeoMedia is presenting herewith certain significant accounting policies that were not applicable as of the filing of its last annual report for the year ended December 31, 2005.

Stock-based Compensation

Beginning January 1, 2006, NeoMedia began to account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Stock-based compensation expense is calculated using the Black-Scholes-Merton option pricing model on the date of grant. This option valuation model requires input of highly subjective assumptions. Because NeoMedia’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

Fair Value of Derivatives

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption “Derivative Financial Instruments” consists of (i) the fair values associated with derivative features embedded in the Series C Convertible Preferred Stock, (ii) the fair values of the detachable warrants that were issued in connection with the preferred stock financing arrangement, and (iii) the fair value of detachable warrants that were outstanding prior to the issuance of the Series C Preferred Shares.

Sales Taxes Payable

Sales taxes payable represents amounts collected on behalf of specific regulatory agencies that require remittance on a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. At March 31, 2006 sales taxes payable were $1,112,000, of which $980,000 were delinquent sales taxes assumed by NeoMedia in connection with its acquisitions, certain of which are subject to payment plans.

Revenue Recognition

NeoMedia derives  revenues from the following  sources:  (1) license revenues relating to patents and internally-developed software, (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation, and (3) sale of its proprietary Micro Paint Repair solution.

                (1) Technology license fees, including Intellectual Property licenses, represent revenue from the licensing of NeoMedia’s proprietary  software  tools and  applications products.  NeoMedia licenses its  development  tools and  application  products pursuant to non-exclusive and  non-transferable  license agreements.  The basis for license fee revenue recognition is substantially governed by American  Institute  of  Certified  Public  Accountants  ("AICPA")  Statement of Position 97-2 "Software Revenue  Recognition" ("SOP 97-2"), as amended, and Statement of Position 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.”.  License revenue is recognized if persuasive  evidence of an agreement  exists,  delivery has occurred, pricing is fixed and determinable, and collectibility is probable.

(2)
Technology service & product revenue, which includes sales of software and technology equipment, service fee and telecom revenue attributed primarily fees for processing Canadian and U.S. terminated call records for telecommunication companies.  These revenue generating items are recognized  based on guidance  provided in  SEC Staff  Accounting  Bulletin  (“SAB”) No. 104,  "Revenue  Recognition  in Financial Statements,"  as amended (SAB 104).  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured.  Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract.  Software  license revenue  from  long-term  contracts  has  been  recognized  on a  percentage  of completion  basis,  along with the  associated  services being  provided.  Telecom revenues are recognized at the time that calls are accepted by the clearing house for billing to customers.  The Company’s recently acquired subsidiaries BSD, Mobot and Gavitec follow this policy.

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a gross basis based on guidance provided in Emerging Issues Task Force No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent.”  However, pursuant to EITF 01-09, the Company offsets any consideration given to its customers against revenue. Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s recently acquired subsidiaries 12Snap and Sponge follow this policy.

(4)
Revenue for training and certification on NeoMedia’s Micro Paint Repair systems is recognized equally over the term of the contract, which is currently one year.  A portion of the initial fee paid by the customer is allocated to training costs and initial products sold with the system, and is recognized upon completion of training and shipment of the products, provided there is VSOE in a multiple element arrangement.  Ongoing product and service revenue is recognized as products are shipped and services performed.

In December 2003, the SEC issued SAB 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact NeoMedia’s consolidated financial statements.

3.   ACQUISITIONS

During the three months ended March 31, 2006, NeoMedia completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD.

Acquisition of Mobot

On February 9, 2006, NeoMedia and Mobot. (www.mobot.com) signed a definitive merger agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and 16,931,493 shares of NeoMedia common stock (2,604,845 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.3839, NeoMedia is obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares become saleable and $0.3839. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $2.3 million resulting from this clause. In addition to cash and stock, at closing NeoMedia forgave notes payable totaling $1,500,000 due from Mobot. This amount is considered other additional consideration in the purchase price allocation.

Mobot is a pioneer in visual search and recognition technology designed to make marketing effective and innovative using mobile devices. Launched in 2004 to help companies cultivate rewarding relationships with the world’s 1.5 billion mobile phone users, Mobot gives marketers, content providers and carriers the tools to make it easy for any consumer with a camera phone to interact with their offerings. Mobot’s customers include, amongst others, ELLEgirl magazine, for which Mobot “turned on” advertisements throughout the magazine that linked to content and customer loyalty promotions on the mobile Internet; The Light Agency, who distributes Mobot’s visual search and recognition technology to the U.K. grocery sector through its award-winning mobile phone-based loyalty program with the Sainsburys-owned convenience store chain Jackson’s; and Warner Music Group’s U.S. sales and retail marketing company WEA Corp., running a snap-and-enter contest in music stores for music fans to win tailored offers, samples and discounts.

NeoMedia completed the acquisitions of Mobot, Sponge, Gavitec, and 12Snap in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has initially been allocated (subject to final determination) as follows:
(Dollars in
Thousands)
Value of 16,931,493 shares issued at $0.395 per share (1)	$6,688
Cash paid	3,500
Direct costs of acquisition	8
Advances to Mobot forgiven at acquisition	1,500
Total Fair Value of Purchase Price	11,696

Assets Acquired:
Cash and cash equivalents	$328
Accounts receivable	44
Other current assets	29
Property, plant & equipment	30
Customer contracts and relationships	400
Capitalized software platform	5,000
Copyrighted materials	200
Goodwill	6,084
Total Assets Acquired	12,115

Less Liabilities Assumed:
Accounts payable	51
Accrued liabilities	132
Deferred revenue	236
Total Liabilities Assumed	419

Net assets acquired	$11,696

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made, and should be considered preliminary and is subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company expects to obtain an independent valuation, currently in process, by the filing of its second quarter 2006 Form 10-Q in August 2006.

The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated Useful
Intangible asset	Life (in years)
Customer contracts and relationships	5
Copyrighted materials	5
Capitalized software platform	7

Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The accompanying consolidated statement of operations presented herein contains the results of operations for Mobot for the period from February 18, 2006, through March 31, 2006. Pro-forma results of operations for the three months ended March 31, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of Sponge

On February 20, 2006, NeoMedia and Sponge signed a definitive share purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Sponge in exchange for $6,141,000 cash and 33,097,135 shares of NeoMedia common stock (3,400,490 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). The agreement also calls for Sponge to earn an additional £2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of £1,300,000 (approximately $2.3 million) in net profits. On February 23, 2006, NeoMedia and Sponge completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.384, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.384, NeoMedia is obligated to compensate Sponge shareholders in cash for the difference between the price at the time the shares become saleable and $0.384. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $4.4 million resulting from this clause.

Founded in 2001, Sponge has grown to become a U.K. market leader in providing mobile applications to agencies and media groups, and gain recognition as one of Europe’s top independent developers of mobile applications and content. Today, Sponge counts more than 40 agencies, including WPP, Aegis and BBH, as clients, and supplies services for over 100 world-class brands, including Coca Cola®, Heineken® and Diageo. Sponge also supplies a range of mobile services to media groups, including News International, Trinity Mirror, Endemol and IPC. For Walker’s (Frito-Lay) potato chips, Sponge enabled a promotion that offered consumers of Walker’s -- the U.K.’s largest snack brand -- to win an iPod every 5 minutes for 4 weeks, by texting a unique code found on-pack into the Sponge platform. More than 5% of the total U.K. population participated in the campaign, which has been expanded to Belgium and the Netherlands on the basis of its success in the U.K. A total of 23% of the U.K. population interacted with Sponge applications in 2005.

NeoMedia completed the acquisitions of Mobot, Sponge, Gavitec, and 12Snap in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has initially been allocated (subject to final determination) as follows:
(Dollars in
Thousands)
Value of 33,097,135 shares issued at $0.395 per share (1)	$13,073
Cash paid	6,141
Direct costs of acquisition	73
Total Fair Value of Purchase Price	19,287

Assets Acquired:
Cash and cash equivalents	$177
Accounts receivable	617
Other current assets	35
Property, plant & equipment	53
Customer contracts and relationships	400
Capitalized software platform	1,300
Brand name	500
Copyrighted materials	50
Goodwill	16,871
Total Assets Acquired	20,003

Less Liabilities Assumed:
Accounts payable	190
Accrued liabilities	322
Other current liabilities	204
Total Liabilities Assumed	716

Net assets acquired	$19,287

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made, and should be considered preliminary and is subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company expects to obtain an independent valuation, currently in process, by the filing of its second quarter 2006 Form 10-Q in August 2006.

The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated Useful
Intangible asset	Life (in years)
Customer contracts and relationships	5
Copyrighted materials	5
Capitalized software platform	7
Brand name	10

Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The purchase agreement calls for Sponge to earn an additional £2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning on February 23, 2006, the Sponge business earns in excess of £1,300,000 (approximately $2.3 million) in net profits, plus £1 of NeoMedia common stock for each £1 the earning exceed £1,300,000 during the two-year period. No shares are to be issued pro rata if the earnings target is not met.

At the end of the two-year measurement period (February 22, 2008), if the earnings target is met, the financial impact on NeoMedia of the issuance of additional shares would be a proportionate increase of approximately $4.4 million in the long-term assets acquired from Sponge, with a corresponding increase in depreciation expense from the point of issuance forward. If the earnings target is not met, no additional shares would be issued and there would be no financial impact to NeoMedia. Pursuant to SFAS 141, NeoMedia has not allocated a value to the contingent consideration in the initial purchase price.

The accompanying consolidated statement of operations presented herein contains the results of operations for Sponge for the period from February 24, 2006, through March 31, 2006. Pro-forma results of operations for the three months ended March 31, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of Gavitec

On February 17, 2006, NeoMedia and Gavitec signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and 13,660,511 shares of NeoMedia common stock (1,366,051 of which are being held in escrow until December 31, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement). Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.389, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. On February 23, 2006, NeoMedia and Gavitec completed the closing requirements and the acquisition became effective. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.389, NeoMedia is obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares become saleable and $0.389. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $2.0 million resulting from this clause.

Gavitec was founded in 1997 as a specialized provider and manufacturer of products and solutions for mobile marketing and mobile information technology. As a technology leader in code-reading systems and software for mobile applications, Gavitec offers its clients standardized or individual solutions in the areas of mobile marketing, mobile ticketing, mobile couponing, and mobile payment systems. Gavitec has run an in-market pilot program in Switzerland for its mobile macro-payment system with the leading Swiss retail bank PostFinance, Unisys, seven selected retailers including Migros, CoOp and McDonald’s and approximately a thousand consumers. Participants receive a personal Data Matrix code via text message to their mobile phone. Then to complete a purchase, participants hold their cell phone over Gavitec’s EXIO code reader and enter their PIN code to debit their PostFinance account. Gavitec has also run trials with “Coast Mobile” in conjunction with the British Broadcasting Corporation (BBC) and News International’s The Times newspaper, along with a number of other interactive mobile campaigns.

NeoMedia completed the acquisitions of Mobot, Sponge, Gavitec, and 12Snap in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has initially been allocated (subject to final determination) as follows:
(Dollars in
Thousands)
Value of 13,660,511 shares issued at $0.386 per share (1)	$5,273
Cash paid	1,800
Direct costs of acquisition	26
Total Fair Value of Purchase Price	7,099

Assets Acquired:
Cash and cash equivalents	$74
Accounts receivable	173
Inventory	106
Other current assets	53
Property, plant & equipment	15
Intangible assets	3
Capitalized software platform	5,600
Brand name	500
Copyrighted materials	50
Goodwill	1,023
Total Assets Acquired	7,597

Less Liabilities Assumed:
Accounts payable	113
Accrued liabilities	24
Deferred revenue	117
Other current liabilities	244
Total Liabilities Assumed	498

Net assets acquired	$7,099

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made, and should be considered preliminary and is subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company expects to obtain an independent valuation, currently in process, by the filing of its second quarter 2006 Form 10-Q in August 2006.

The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated Useful
Intangible asset	Life (in years)
Copyrighted materials	5
Capitalized software platform	7
Brand name	10

Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The accompanying consolidated statement of operations presented herein contains the results of operations for Gavitec for the period from February 24, 2006, through March 31, 2006. Pro-forma results of operations for the three months ended March 31, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of 12Snap

On February 10, 2006, NeoMedia and 12Snap signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and 49,294,581 shares of NeoMedia common stock (6,319,818 of which are being held in escrow until June 30, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 28, 2006, NeoMedia and 12Snap completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.3956, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 9, 2006. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0. 3956, NeoMedia is obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares become saleable and $0.3956. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $7.2 million resulting from this clause.

12snap AG is headquartered in Munich with branches in Düsseldorf, New York, London, Milan, Stockholm and Vienna. As an expert in innovative marketing and entertainment for mobile phones, 12snap combines know-how in mobile applications, mobile loyalty and mobile marketing. In the mobile marketing space, 12snap creates and implements national and pan-European mobile marketing campaigns for international brands; its mobile loyalty business unit offers customer loyalty programs for companies and brands, and its mobile applications business unit is the center for development and software. 12snap sells and licenses a wide spectrum of mobile solutions to satisfy the demands of the current growing market and the new uses of the third mobile phone generation from dynamic video services and multiplayer games to personalized messaging applications. 12snap has 75 employees, and services to companies including McDonald's, MTV®, Coca-Cola, Ferrero, Wella, adidas, Unilever and Gillette®.

NeoMedia completed the acquisitions of Mobot, Sponge, Gavitec, and 12Snap in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has initially been allocated (subject to final determination) as follows:
(Dollars in
Thousands)
Value of 49,294,581 shares issued at $0.394 per share (1)	$19,422
Cash paid	2,500
Direct costs of acquisition	113
Total Fair Value of Purchase Price	22,035

Assets Acquired:
Cash and cash equivalents	$465
Investment in marketable securities	951
Accounts receivable	2,683
Other current assets	554
Property, plant & equipment	224
Intangible assets	93
Customer contracts and relationships	400
Capitalized software platform	4,400
Brand name	1,400
Copyrighted materials	50
Goodwill	19,590
Total Assets Acquired	30,810

Less Liabilities Assumed:
Accounts payable	977
Accrued liabilities	1,990
Deferred revenue	1,434
Other current liabilities	225
Notes payable	4,149
Total Liabilities Assumed	8,775

Net assets acquired	$22,035

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made, and should be considered preliminary and is subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company expects to obtain an independent valuation, currently in process, by the filing of its second quarter 2006 Form 10-Q in August 2006.

The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated Useful
Intangible asset	Life (in years)
Customer contracts and relationships	5
Copyrighted materials	5
Capitalized software platform	7
Brand name	10

Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The accompanying consolidated statement of operations presented herein contains the results of operations for 12Snap for the period from March 1, 2006, through March 31, 2006. Pro-forma results of operations for the three months ended March 31, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of BSD

On March 21, 2006, NeoMedia completed its acquisition of BSD Software, Inc. of Calgary, Alberta, Canada for 7,123,698 shares of NeoMedia common stock. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.3467, which was the volume-weighted average closing price of NeoMedia common stock for the five days preceding March 21, 2006. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry.

NeoMedia completed the acquisitions of BSD for the purpose of increasing its revenue and profit through establishment of a Telecom Services business unit, as well as gaining access to the Canadian telecom industry in order to penetrate that market with the products of the NeoMedia Mobile division.

The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has initially been allocated (subject to final determination) as follows:

(Dollars in
Thousands)
Value of 7,123,698 shares issued at $0.352 per share (1)	$2,508
Direct costs of acquisition	8
Total Fair Value of Purchase Price	2,516

Assets Acquired:
Cash and cash equivalents	$55
Accounts receivable	1,733
Other current assets	13
Property, plant & equipment	61
Customer contracts and relationships	1,600
Copyrighted materials	150
Goodwill	4,202
Total Assets Acquired	7,814

Less Liabilities Assumed:
Accounts payable	2,423
Accrued liabilities	1,224
Notes payable	1,651
Total Liabilities Assumed	5,298

Net assets acquired	$2,516

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made, and should be considered preliminary and is subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company expects to obtain an independent valuation, currently in process, by the filing of its second quarter 2006 Form 10-Q in August 2006.

The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated Useful
Intangible asset	Life (in years)
Customer contracts and relationships	5
Copyrighted materials	5

Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The accompanying consolidated statement of operations presented herein contains the results of operations for BSD for the period from March 22, 2006, through March 31, 2006. Pro-forma results of operations for the three months ended March 31, 2006 and 2005 are presented at the end of this Note 3.

Pro Forma Financial Information

Pro-forma operations as if NeoMedia combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2006 are as follows:

	Three Months Ended March 31, 2006
							Pro-forma
							Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$2,052	$85	$811	$778	$3,044	$2,366	($1,509)	(A)	$7,627
Net income (loss)	($1,318)	($383)	$112	($1,201)	$542	($137)	($381)	(A)	($2,766)
Net income (loss) per share-basic and diluted	($0.00)						$0.00	(A)(B)	($0.00)
Weighted average common shares outstanding	527,991,819						155,445,734	(B)	683,437,553

(A) - Adjustments are to reflect operations of each acquisition from the closing date through March 31, 2006 and amortization of intangible assets for the period January 1, 2006 through the respective closing dates. Results of operations for each acquisition from its respective closing date through March 31, 2006 are included in NeoMedia's operations for the three months ended March 31, 2006. Closing dates for each acquisition were: Mobot (February 17, 2006); Sponge and Gavitec (February 23, 2006); 12Snap (February 28, 2006); and BSD (March 21, 2006).

(B) - Adjustment for shares that would have been issued in connection with acquisitions if they had occurred on January 1, 2006, calculated as follows:

	Mobot	Sponge	Gavitec	12Snap	BSD	Total
Total stock consideration	$6,500,000	$11,400,000	$5,400,000	$19,500,000	$2,279,263	$45,079,263
NeoMedia stock price around January 1, 2006 (measurement date)	$0.290	$0.290	$0.290	$0.290	$0.290
Pro forma number of shares of NeoMedia to be issued as purchase price consideration	22,413,793	39,310,345	18,620,690	67,241,379	7,859,527	155,445,734

Pro-forma operations as if NeoMedia combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2005 are as follows:

	Three Months Ended March 31, 2005
							Pro-forma
						(B)	Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$747	$99	$541	$806	$1,832	$1,904	---		$5,929
Net income (loss)	($1,219)	($193)	$151	($1,180)	($743)	$52	($830)	(A)	($3,962)
Net income (loss) per share-basic and diluted	($0.00)						$0.01	(B)	($0.01)
Weighted average common shares outstanding	437,764,971						172,717,482	(B)	610,482,453

(A) - Adjustment for amortization of intangible assets for the period January 1, 2005 through March 31, 2005.
(B) - Adjustment for shares that would have been issued in connection with acquisitions if they had occurred on January 1, 2005, calculated as follows:

	Mobot	Sponge	Gavitec	12Snap	BSD	Total
Total stock consideration	$6,500,000	$11,400,000	$5,400,000	$19,500,000	$2,279,263	$45,079,263
NeoMedia stock price around January 1, 2005 (measurement date)	$0.261	$0.261	$0.261	$0.261	$0.261
Pro forma number of shares of NeoMedia to be issued as purchase price consideration	24,904,215	43,678,161	20,689,655	74,712,644	8,732,808	172,717,482

Tax Implications of Acquisitions

For income tax purposes, amounts assigned to particular assets acquired and liabilities assumed in the business combinations are different than amounts used for financial reporting. The differences in assigned values for financial reporting and tax purposes result in temporary differences. In applying SFAS 109, “Accounting for Income Taxes”, the Company is required to recognize the tax effect of these temporary differences and, accordingly, a deferred tax liability has been recognized. The Company determined that its pre-existing and acquired deferred tax assets, and those acquired, including those subject to limitations, were more likely than not to be realized to the extent of the deferred tax liability. The reduction in the valuation allowance resulting in an asset was used to offset the deferred tax liability arising from the business combinations, pursuant to SFAS 109.

In addition, the acquisitions of Sponge, Gavitec, 12Snap, and BSD involve a change of control of foreign entities, and as a result any net operating loss carryforward in existence prior to the acquisition may have limited or no use for NeoMedia.

Intangible Assets Acquired

As of March 31, 2006, intangible assets acquired (subject to adjustment) in connection with the acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD were valued as follows:
	(in thousands)
	Mobot	Sponge	Gavitec	12 Snap	BSD	Total
Customer Contracts	$400	$400	$-	$400	$1,600	$2,800
Proprietary Software Platform	5,000	1,300	5,600	4,400	-	16,300
Brand Name	-	500	500	1,400	-	2,400
Copyrighted Materials	200	50	50	50	150	500
Goodwill	6,084	16,871	1,023	19,590	4,202	47,770
Total	$11,684	$19,121	$7,173	$25,840	$5,952	$69,770

Accumulated amortization on the acquired intangibles as of March 31, 2006 was:
	(in thousands)
	Mobot	Sponge	Gavitec	12 Snap	BSD	Total
Customer Contracts	$9	$8	$-	$7	$27	$51
Proprietary Software Platform	83	19	79	52	-	233
Brand Name	-	5	5	12	-	22
Copyrighted Materials	5	1	1	1	2	10
Total	$97	$33	$85	$72	$29	$316

The carrying value of the acquired intangibles as of March 31, 2006 was:
	(in thousands)
	Mobot	Sponge	Gavitec	12 Snap	BSD	Total
Customer Contracts	$391	$392	$-	$393	$1,573	$2,749
Proprietary Software Platform	4,917	1,281	5,521	4,348	-	16,067
Brand Name	-	495	495	1,388	-	2,378
Copyrighted Materials	195	49	49	49	148	490
Goodwill	6,084	16,871	1,023	19,590	4,202	47,770
Total	$11,587	$19,088	$7,088	$25,768	$5,923	$69,454

Estimated amortization expense on the acquired intangibles is expected to be:

	(in thousands)
	Customer Contracts	Proprietary Software	Brand Name	Copyrighted Materials	Total
2006	$471	$1,979	$202	$85	$2,737
2007	560	2,329	240	100	3,229
2008	560	2,329	240	100	3,229
2009	560	2,329	240	100	3,229
2010	560	2,329	240	100	3,229
Thereafter	89	4,005	1,238	1,365	6,697
Total	$2,800	$15,300	$2,400	$1,850	$22,350

It is important to note that actual amortization expense could differ materially from the table due to subjective factors such as changes in assumptions of useful lives, impairment charges, or changes in the purchase price allocation upon final determination. The Company expects to obtain an independent valuation, currently in process, by the filing of its second quarter 2006 Form 10-Q in August 2006.

Letter of Intent to Acquire Hip Cricket

On February 16, 2006, NeoMedia signed a non-binding letter of intent to acquire HipCricket, Inc. (“HipCricket”) of Essex, CT (www.hipcricket.com) in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock. The number of shares to be issued as stock consideration is to be determined using the volume-weighted average closing price of NeoMedia stock for the ten days prior to the signing of a definitive purchase agreement. The letter of intent is subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

In addition to signing the LOI, NeoMedia loaned HipCricket the principal amount of $500,000 in the form of two unsecured promissory notes. The notes accrue interest at a rate of 8% per annum. The notes will be applied toward the cash portion of the purchase price upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of HipCricket by NeoMedia, as contemplated in the LOI. In the event the acquisition is not consummated, the notes will become due 90 days after termination of the LOI. In the event the LOI is terminated and the notes are not repaid within 90 days of such cancellation, the notes will convert into shares of HipCricket common stock.

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

4.  FINANCING

Securities Purchase Agreement - Series C Convertible Preferred Stock

The Company entered into a Securities Purchase Agreement, dated February 17, 2006 (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase 8% cumulative Series C convertible preferred stock to be fully converted three (3) years from the date of issuance in the aggregate amount of $22,000,000. Net consideration from this arrangement amounted to $17,854,000, comprised of cash of $14,066,000, marketable securities with a calculated fair value of $579,000 and a purchase value of $2,000,000, and the extinguishment of $3,209,000 of preexisting indebtedness. In addition, the Purchaser withheld $2,725,000 commitment and structuring fees from the gross proceeds. The Agreement also provides for the issuance to the Purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company's common stock. The Agreement also calls for the purchasers to acquire an additional $5,000,000 of Series C convertible preferred stock on the date a registration statement filed by the Company is declared effective by the U.S. Securities and Exchange Commission. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, (ii) achieve effectiveness within a stated period and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 1.0% for each month, but in no event shall consideration paid as liquidating damages exceed $1,200,000.

On February 17, 2006, the Company issued the Purchasers $22,000,000 in aggregate principal amount of such 8% cumulative Series C convertible preferred stock. At any time from the closing date until February 17, 2009, the Purchasers have the right to convert the preferred stock, in whole or in part, into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.50 per share, or 97% of the lowest closing bid prices (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

The series 8% cumulative Series C convertible preferred stock also afford the Purchasers anti-dilution protection should, at any time while the Series C preferred stock instruments are outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible preferred stock shares shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible preferred shares, this could significantly dilute existing investors.

Under the Agreement, the Purchasers also received “A” warrants, “B” warrants and “C” warrants to purchase an aggregate of up to 75,000,000 shares of common stock. The warrants are exercisable in three separate traunches at a price of $0.50, $0.40 and $0.35 respectively per share, subject to adjustment, included under anti-dilution protection similar to that described above. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.05 greater than the exercise price of any of the warrants for 15 consecutive days.

The 8% cumulative Series C convertible preferred stock contains consequences in case of default. Events of default which could subject the Company to penalties and liabilities as specified in the Agreement include:

•	Any case or action of bankruptcy or insolvency commenced by the Company or any subsidiary, against the Company or adjudicated by a court against the Company for the benefit of creditors;

•	Any default in its obligations under a mortgage or debt in excess of $100,000;

•	Any cessation in the eligibility of the Company’s stock to be quoted on a trading market;

•
Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option, the warrants as described and transacted in the securities purchase agreement and accompanying documents;

•	Any failure to deliver certificates within the specified time; and

•	Any failure, by the Company, to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account on account of an event of default within 10 days of the date due.

Other provisions included in the Agreement include the following:

•	The 8% cumulative Series C convertible preferred stock is convertible into common stock, at the option of the Purchaser, at any time after the effective date.

•	Conversions can be made in increments and from time to time.

•
The 8% cumulative Series C convertible preferred stock has voting rights on an “as converted” basis, meaning the Purchaser is entitled to vote the number of shares of common stock into which the 8% cumulative Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders

•
As promptly as practicable after any conversion date, the Company shall cause its transfer agent to deliver a certificate representing the converted shares, free of any legends and trading restrictions for the number of shares converted;

•	The Company will reserve and keep available authorized and unissued registered shares available to be issued upon conversion;

•	Purchaser will not be responsible for any transfer taxes relative to issuance of shares;

•
If the Company offers, sells or grants stock at an effective per share price less than the then Conversion Price, then the Conversion Price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents (excluding employee stock options or shares issued as consideration in a business combination);

At February 17, 2006, a summary is as follows:

Instrument:
Convertible Preferred Stock (1)	$1,711,000
Common stock warrants (2)	16,172,000
Embedded conversion feature	1,935,000
Debt extinguishment loss (3)	(1,964,000)
Total gross proceeds	$17,854,000

(1)
The discount to the face value of the 8% cumulative Series C convertible preferred stock that resulted from the allocation along with deferred costs is being accreted through periodic charges to additional paid-in capital using the effective interest method. Accretion of the deferred costs amounted to $137,000 and $0 during the quarters ended March 31, 2006 and 2005, respectively.

(2)
The Company issued additional warrants to purchase aggregate 75,000,000 shares of common stock in connection with the 8% cumulative Series C convertible preferred stock. The Company also issued 2,000,000 warrants (valued at $447,000) as financing fees.

(3)
The financing arrangement settled face value $3,209,000 of preexisting indebtedness. The debt extinguishment loss was calculated as the amount that the fair value of securities issued (using a relative fair value basis) exceeded the Company’s carrying value.

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $1,847,000, net of unaccreted deferred cost of $25,432,000, at March 31, 2006. Face value of Series C convertible preferred stock at March 31, 2006 is $22,000,000. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at March 31, 2006:

(Assets) Liabilities:	March 31, 2006
Cornell warrants	$13,280,000
Embedded conversion feature	1,575,000
Other warrants (1)	8,195,000
$23,432 ,000

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $13,883,000 and $8,195,000 on February 17, 2006 and March 31, 2006, respectively. These warrants will be reclassified to stockholders’ equity when the Company reacquires the ability to share-settle the instruments.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at March 31, 2006:

Shares of common stock
Cornell warrants	75,000,000
Embedded conversion feature (1)	71,585,052
Other warrants	31,325,000
179,910,052

(1)
The terms of the embedded conversion features (ECF) in the Series C Convertible Preferred Stock provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the ECF was convertible as of March 31, 2006 was calculated as the face value of $22,000,000 plus assumed dividends of $220,000 if declared, divided by 97% of the lowest closing bid price for the 30 trading days preceding March 31, 2006.

Derivative income for the three months ended March 31, 2006 and 2005 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $2,870,000 and $0, respectively.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the Cornell financing and those reclassified as described above are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2006 are as follows:

Holder	Cornell	Other
Instrument	Warrants	Warrants
Exercise price	$0.35 - $0.50	$0.01 - $3.45
Term (years)	5.0	1.0 - 5.0
Volatility	70.80%	52.56% -70.80%
Risk-free rate	3.65%	3.65%

Embedded derivative financial instruments, arising from the Series C Convertible Preferred Stock, consist of multiple individual features that were embedded in the instrument. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument	Features
Conversion prices	$0.95 - $1.29
Remaining terms (years)	1 - 5
Equivalent volatility	52.56% - 56.47%
Equivalent interest-risk adjusted rate	8.17% - 8.58%
Equivalent credit-risk adjusted yield rate	14.50%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

Standby Equity Distribution Agreements with Cornell

On October 27, 2003, NeoMedia and Cornell entered into a $20 million Standby Equity Distribution Agreement (the “2003 SEDA”). The agreement provides for a maximum “draw” of $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company’s common stock over a two-year period. The SEDA became effective during January 2004, and expired after a two-year term in January 2006. During the three months ended March 31, 2006 and 2005, NeoMedia sold 751,880 and 6,998,931 shares of its common stock to Cornell pursuant to the 2003 SEDA. The following table summarizes funding received from Cornell during the three months ended March 31, 2006 and 2005:
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Number of shares sold to Cornell	751,880	6,998,931

Gross Proceeds from sale of shares to Cornell	$234,000	$1,709,000
Less: discounts and fees*	(24,000)	(204,000)
Net Proceeds from sale of shares to Cornell	$210,000	$1,505,000

* Pursuant to the terms of the 2003 SEDA , stock is valued at 98% of the lowest closing bid price during the week it was sold.

On March 30, 2005, NeoMedia and Cornell entered into a Standby Equity Distribution Agreement (the “2005 SEDA”) under which Cornell agreed to purchase up to $100 million of NeoMedia common stock over a two-year period, with the timing and amount of the purchase at NeoMedia’s discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. The shares would be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia, and NeoMedia would pay 5% of the gross proceeds of each purchase to Cornell. Concurrent with the SEDA, NeoMedia entered into an escrow agreement with Cornell and an escrow agent, under which the escrow agent holds in an escrow account shares of NeoMedia common stock, and the cash paid by Cornell for such shares, issued pursuant to an advance under the SEDA. The shares and funds can only be released upon receipt by the escrow agent of a joint disbursement instruction signed by NeoMedia and Cornell. NeoMedia expects to file a registration statement with the SEC to register the shares underlying the 2005 SEDA. The 2005 SEDA would become available at the time the SEC declares effective a registration statement containing such shares.

As a commitment fee for Cornell to enter into the 2005 SEDA, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share, and a term of three years, and also paid a cash commitment fee of $1 million. During the three months ended March 31, 2006, Cornell exercised 40 million of the warrants, generating cash proceeds of $8 million to NeoMedia. NeoMedia also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee in connection with the 2005 SEDA, which have not been exercised. As of March 31, 2005, NeoMedia recorded the $12.3 million fair value of the warrants to “Deferred equity financing costs” and, upon effectiveness of the 2005 SEDA, will amortize this amount to additional paid-in capital straight-line over the two-year life of the 2005 SEDA.

Promissory Note Payable to Cornell

On March 30, 2005, NeoMedia borrowed from Cornell the principal amount of $10,000,000 before discounts and fees in the form of a secured promissory note. Cornell withheld structuring and escrow fees of $68,000 related to the note. The note was originally scheduled to be repaid at a rate of $1,120,000 per month commencing May 1, 2005, which was subsequently changed to $840,000 per month, continuing until principal and interest were paid in full. The note accrued interest at a rate of 8% per annum on any unpaid principal. In connection with the note, NeoMedia and Cornell entered into a Security Agreement under which the note was secured by all of NeoMedia's assets other than its patents and patent applications. NeoMedia also escrowed 25,000,000 shares of its restricted common stock as security for the note. During the period from March 30, 2005 through January 9, 2006, NeoMedia made payments against the principal totaling $7,210,000. On February 17, 2006, NeoMedia retired the balance of the principal in the amount of $2,790,000, plus accrued interest of $419,000, from the proceeds of the Series C convertible preferred financing arrangement with Cornell. In connection with the payment and issuance of the Series C Convertible Preferred Stock, NeoMedia recognized a loss on extinguishment of debt of $1,964,000 during the three months ended March 31, 2006.

5.  INVESTMENT IN MARKETABLE SECURITIES

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of PUPS restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C Convertible Preferred Stock, NeoMedia received marketable securities with a fair value of $579,000, of which, $200,000 represented 20,000,000 shares of PUPS common stock and $379,000 in notes designated as held to maturity. NeoMedia acquired an additional 20,000,000 shares of PUPS common stock for a purchase price equal to $389,000. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS is being recorded as available-for-sale securities and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the condensed consolidated statement of operations and comprehensive income (loss).

The investments in marketable securities are summarized as follows:
	As of March 31, 2006
		Unrealized	Unrealized	Fair
	Cost	Holding Gain	Holding Losses	Value

Available-for-sale	$639,000	$-	($ 186,000)	$453,000

Held to maturity	$379,000	$-	$-	$379,000

Held to maturity securities consist of four notes receivable from PUPS with a face value of $1,365,000 and a fair value of $379,000. The fair value of $379,000 is recorded in other long-term assets on the consolidated balance sheet as of March 31, 2006. The notes are delinquent and accrue interest at rates between 12-24%. NeoMedia has not recorded any interest since the Company is using the cost recovery method.

6.   FINANCIAL INSTRUMENTS

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

It is not practicable to estimate the fair value of the Company’s 17% investment in the common stock of i-Point Media Ltd. and its investments of 250,000 shares of preferred stock of Intactis Software, Inc., because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. During the year ended December 31, 2005 NeoMedia took an impairment of the carrying values of its investments in iPoint-media and Intactis of $530,000 and $250,000, respectively. No impairment charge was taken during the three months ended March 31, 2006. The net carrying value of these investments were $470,000 amd $0 as of March 31, 2006.

For all available-for-sale investment securities, the carrying values represents fair value of the securities and unrealized gain (losses) that are other than temporary are recognized as other comprehensive income (loss). NeoMedia does not hold these securities for speculative or trading purposes. Also see Note 5.

7. COMPUTATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. NeoMedia has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

	March 31, 2006	March 31, 2005
Outstanding Stock Options	124,005,799	83,206,621
Outstanding Warrants	108,325,000	72,825,000
Convertible Preferred Stock (on an as converted basis) - March 31, 2006	71,585,052	---

8.  STOCK BASED COMPENSATION

At March 31, 2006, NeoMedia has four employee stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan, the 2003 Stock Option Plan, and the 2005 Stock Option Plan) and one employee stock compensation plan (the 2003 Stock Incentive Plan) (collectively, the “Plans”). Prior to January 1, 2006, NeoMedia accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the statement of operations for the fiscal years or interim periods ended prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, NeoMedia adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, NeoMedia’s net loss for the three months ended March 31, 2006 is $1,477,000 higher than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted income per share for the three months ended March 31, 2006 would have been $0.00 if NeoMedia had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $0.00. Estimated income tax benefits recognized during the three months ended March 31, 2006 were offset by a valuation allowance since realization was not reasonably assured.

Prior to the adoption of Statement 123(R), it was NeoMedia’s policy to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, however, due to NeoMedia’s tax loss carryforward, any such benefits were always fully offset by a valuation allowance. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. NeoMedia will use this presentation if and when it has exhausted its tax loss carryforward.

The following table illustrates the effect on net loss and loss per share if NeoMedia had applied the fair value recognition provisions of Statement 123 to options granted under NeoMedia’s stock option plans in 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

Three Months
Ended March 31,
2005
Net Loss, as reported	($1,219)

Add: stock-based employee compensation
expense included in reported net income,
net of related tax effects	---

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(725)
Pro-forma net loss	($1,944)

Net Loss per share:
Basic and diluted - as reported	($0.00)
Basic and diluted - pro-forma	($0.00)

Note that the above pro forma disclosures are provided for the three months ended March 31, 2005 because employee stock options were not accounted for using the fair-value method during those periods.

The Plans permit the grant of share options and shares to NeoMedia’s employees, board of directors, and outside consultants. NeoMedia believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of NeoMedia’s stock at the date of grant; those option awards generally vest over a period of 3 years and have 10-year contractual terms. Shares granted upon the exercise of stock options are granted from treasury. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because Black-Scholes valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the expected impact on future stock price of expected future revenue and earnings, historical volatility of NeoMedia’s stock, and other factors. NeoMedia uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

	Three months ended March 31,
	2006	2005
Volatility	56%	431% - 440%
Expected dividends	---	---
Expected term (in years)	3	3
Risk-free rate	4.35%	4.50%

As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in SFAS 123R. Prior to January calculated volatility using only historical share price data. Under the provisions of SFAS 123, from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia’s volatility decreased significantly for stock based compensation granted during the three months ended March 31, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of SFAS 123R, future volatility will more closely resemble 2006 levels than previous years.

A summary of option activity under the Plans as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(in years)	(In thousands)

Outstanding at January 1, 2006	100,041	$0.18
Granted	24,695	$0.37
Exercised	(731)	$0.18
Forfeited	---	---
Outstanding at March 31, 2006	124,005	$0.22	8.8	$16,989

Vested or expected to vest at March 31, 2006	76,126	$0.16	5.2	$14,439

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $0.11. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $156,000. Total cash received from options exercised was $131,000 and $174,000 for the three months ended March 31, 2006 and 2005, respectively.

A summary of the status of NeoMedia’s nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2006	44,215	$0.18
Granted	15,146	$0.12
Vested	(11,481)	$0.19
Forfeited	---	---
Nonvested at March 31, 2006	47,880	$0.16

As of March 31, 2006, there was $10,127,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

9.  SEGMENT REPORTING

As of March 31, 2006, NeoMedia was structured and evaluated by its Board of Directors and Management as three distinct business units:

- NeoMedia Mobile (NMM) - encompassing NeoMedia’s physical-world-to-internet and mobile marketing technologies branded under PaperClick, 12Snap, Sponge, Gavitec and Mobot

- NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

- NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD

NeoMedia’s reportable segments are strategic business units that offer different technology and marketing strategies. NMM is headquartered in Ft. Myers, Florida, and operates principally in the United States and in Europe through the recent acquisitions of Sponge (United Kingdom), 12Snap (Germany) and Gavitec (Germany). NMPR is headquartered in Ft. Myers, Florida, and currently sells into Canada, the United States, Australia, New Zealand, Scandinavia, Mexico and China. NTS is headquartered in Calgary, Alberta, Canada and presently primarily operates within Canada.

Consolidated net sales by geographic area for the three-month periods ended March 31, 2006 and 2005 were as follows:
	(in thousands)
	Three Months Ended
	March 31,
	2006	2005
Net Sales:
United States	$442	$610
Germany	217	---
United Kingdom	300	---
Canada	393	137
Italy	687	---
Other	13	---
	$2,052	$747

Consolidated net sales, net operating losses for the three-month periods ended March 31, 2006 and 2005, and identifiable assets as of March 31, 2006, by business unit were as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2006	2005
Net Sales:
NeoMedia Mobile (1)	$1,443	$20
NeoMedia Telecom Services (2)	232	---
NeoMedia Micro Paint Repair (3)	377	455
NeoMedia Consulting & Integration Services (4)	---	272
	$2,052	$747

Net Loss:
NeoMedia Mobile (1)	($1,868)	($254)
NeoMedia Telecom Services (2)	(400)	---
NeoMedia Micro Paint Repair (3)	(452)	(165)
NeoMedia Consulting & Integration Services (4)	---	(323)
Corporate overhead (5)	(1,401)	(477)
Charges related to convertible preferred stock sale	2,804	---
	($1,317)	($1,219)

Identifiable Assets
NeoMedia Mobile (1)	$72,058
NeoMedia Telecom Services (2)	7,893
NeoMedia Micro Paint Repair	4,217
NeoMedia Consulting & Integration Services (3)	---
Corporate	8,641
	$92,809

(1) - NeoMedia Mobile consists of NeoMedia's PaperClick and patent business, Mobot, Sponge, Gavitec, and 12Snap. Mobot operations are included in NeoMedia's consolidated financial results for the period February 18, 2006 through March 31, 2006. Gavitec and Sponge operations are included in NeoMedia's consolidated financial results for the period February 24, 2006 through March 31, 2006. 12Snap operations are included in NeoMedia's consolidated financial results for the period March 1, 2006 through March 31, 2006. Net loss includes $563,000 of stock based compensation recognized pursuant to SFAS 123

(2) - NeoMedia Telecom Services consists of the operations of BSD Software, Inc., acquired March 21, 2006, and included in NeoMedia's consolidated financial results for the period March 22, 2006 through March 31, 2006. Net loss includes $405,000 of stock based compensation recognized pursuant to SFAS 123

(3) - Net loss includes $161,000 of stock based compensation recognized pursuant to SFAS 123

(4) - NeoMedia Consulting & Integration Services business unit was wound down during the first quarter of 2006 and combined with the NeoMedia Mobile business unit. Results from operations previously included in this business unit are now included in the NeoMedia Mobile business unit

(5) - Net loss includes $348,000 of stock based compensation recognized pursuant to SFAS 123

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of March 31, 2006:
(dollars in
thousands)
Accruals related to silent partner agreements	$1,382
Accrued legal and accounting costs	1,156
Accruals for disputed services	984
Accrued operating expenses	572
Payroll related accruals	366
Total	$4,460

12.  INVENTORY

Inventories, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2006:
(dollars in
thousands)
Raw materials	$61
Work-in-process	17
Finished goods	774
$852

13.  COMMITMENTS AND CONTINGENCIES

NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases. NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities. NeoMedia is also party to various consulting agreements that carry payment obligations into future years. Additionally, NeoMedia issued Series C Convertible Preferred shares with face value of $22,000,000 (and a commitment for an additional $5,000,000 purchase by the purchasers under the same terms) that are subject to conversion no later than February 17, 2009. NeoMedia holds notes payable to certain vendors and silent partners that mature at various dates in the future.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(dollars in thousands)
				Series C
		Vendor &		Convertible
	Operating	Consulting	Notes	Preferred
	Leases	Agreements	Payable	Stock	Total
2006 (remaining nine months)	$755	$470	$3,137	$ ---	$4,362
2007	772	473	634	---	1,879
2008	515	269	3	---	787
2009	186	153	---	27,000	27,339
2010	85	117	---	---	202
Thereafter	363	117	---	---	480
Total	$2,676	$1,599	$3,774	$27,000	$35,049

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Historically, payments pursuant to these indemnifications have been immaterial. See Item 1 of Part II of this Form 10-Q for discussion of legal proceedings.

14. OTHER

Liabilities related to silent partnership arrangements

12Snap, a wholly-owned subsidiary of NeoMedia, entered into three silent partnership arrangements in 2000 with principal borrowing amounts, totaling EUR 3,500,000 (approximately $4.2 million). Silent partnerships are a common form of investment in Germany. The purpose of a silent partnership is to financially support the Company in its efforts to research, design and develop its product and services, while allowing the lenders not to become a legal owner of the company and thus not become liable for the obligation of the company. The lenders are not involved in the management of 12Snap, but significant business decisions such as changes in the articles of incorporation, mergers and acquisitions or significant contractual matters are subject to their approval.

The partnership agreements regularly terminate on December 31, 2008 and 2009. However, due to the acquisition of all shares of 12Snap by NeoMedia, an early termination has been agreed on for all silent partnership agreements. Those silent partnerships have thus terminated as of February 28, 2006. According to the termination agreements EUR 1,750,000 (approximately $2.1 million) were repaid to the silent partners in March 2006. Another installment amounting to EUR 1,750,000 (approximately $2.1 million) plus interest will be due as of December 31, 2006.

Debt of NeoMedia Telecom Services

The NeoMedia Telecom Services business unit was formed in March 2006 with the acquisition of BSD Software, Inc. BSD was party to certain debt agreements prior to the acquisition which became obligations of NeoMedia upon completion of the acquisition, as follows:

Wayside Solutions, Inc., a corporation affiliated with BSD, provided financing services to BSD prior to the acquisition. Prior to the acquisition, NeoMedia reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The agreement calls for NeoMedia to pay up to $789,000 of Wayside debt through a cash payment plan, or, in the event NeoMedia files a registration statement, NeoMedia can elect to pay the remaining balance in shares of its common stock immediately prior to filing of the registration statement and include the shares for registration. As of March 31, 2006, NeoMedia had recorded a liability of $789,000 relating to this liability. NeoMedia had not made any payments against the liability as of the date of this filing.

Amounts due to Guy Fietz, CEO, President and a shareholder of BSD, and now Vice President and General Manager of NeoMedia Telecom Services, totaled $512,000 at March 31, 2006. These amounts were paid in full during April 2006 through the issuance of 1,512,093 shares of NeoMedia common stock.

NeoMedia also assumed amounts due to former BSD shareholders which bear interest at rates varying from 0%-10% per annum, are unsecured and due on demand and are subject to cash payment plans. Amounts due under such arrangements were $230,000 as of March 31, 2006.

Micro Paint Developments in China

On February 28, 2006, NeoMedia signed a 10-year exclusive supplier agreement with Automart, a Beijing-based joint venture operating under the laws of the People's Republic of China specializing in automobile sales, financing, insurance and repair. Automart is the brand name of Jinche Yingang Auto Technological Services Limited, with which NeoMedia signed a distribution agreement in August 2005. The new agreement expands on the previous agreement, giving Automart the exclusive rights to distribute NeoMedia’s micro paint repair products to their own stores and others throughout China, Hong Kong, Macao, and Taiwan, and also guaranteeing that Automart will purchase at least 70% of its non-micro paint products through NeoMedia as its distributor. NeoMedia has signed distribution agreements with DuPont and PPG, and intends to become a distributor of other automotive aftermarket products to Automart.

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $825,000 of Micro Paint Repair products to Automart that has not yet been recognized in revenue as of March 31, 2006. If and when collectibility is reasonably assured, NeoMedia expects to recognize revenue for these shipments. The amount of $560,000 is included in inventory as of March 31, 2006.

Pick Ups Plus and Automotive Preservation

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc. (“PUPS”)(OTCBB:PUPS) restricted common stock. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In addition, on February 17, 2006, NeoMedia acquired an additional 20,000,000 shares of PUPS common stock from Cornell Capital Partners acquired from the proceeds of the Series C Convertible Preferred Stock sale. The total of 28,333,333 shares owned represent approximately 19.75% of PUPS outstanding shares (based on 143,482,281 PUPS shares outstanding as of March 15, 2006). Because the investment represents less than 20% of PUPS outstanding shares, and because NeoMedia does not exercise significant influence over PUPS operations or decision making, NeoMedia has recorded the investment as available for sale securities and reported at fair value. As of March 31, 2006, NeoMedia has recorded an unrealized holding loss of $186,000 due to the decrease in the quoted market price of PUPS common stock.

Also on February 25, 2005, NeoMedia signed two non-binding Letters of Intent to acquire up to 100% of Automotive Preservation, Inc. (“AP”), a distributor of automotive paint and accessory products, from AP’s parent company, PUPS. The first Letter of Intent calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second Letter of Intent, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second Letter of Intent also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP’s previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both Letters of Intent are non-binding and subject to due diligence by NeoMedia and AP. On September 21, 2005, the BOD approved to change the deal structure for the acquisition of AP, so that the Company would acquire only 30% of AP for a total purchase price of $1.6 million of which $600,000 would be paid in cash and $446,000 would be paid through the assumption of debt, and $554,000 through the issuance of restricted NeoMedia stock. NeoMedia will not acquire the remaining 70% of AP under the new structure.

15. SUBSEQUENT EVENTS

During April 2006, NeoMedia announced its intention to issue a stock dividend with the distribution of common shares of Pickups Plus, Inc. as a property dividend. NeoMedia will distribute 8,333,333 shares of Pickups Plus common stock, which it acquired in February 2005, to NeoMedia shareholders of record as of April 28, 2006. The shares will be distributed at such time as Pickups Plus files and makes effective a registration statement registering the shares.

During April 2006, the Instituto Mexicano de la Propiedad Industrial, the patent office in Mexico, awarded patent No. 233529 to NeoMedia, which corresponds to patents issued to the company by the U.S. Patent Office and the Canadian Intellectual Property Office, for a "Method and System for Accessing Electronic Resources via Machine-Readable Data on Intelligent Documents." Dr. Kevin Hunter, NeoMedia’s chief scientist, is the inventor of record. NeoMedia has also filed for patents for the process in Europe, Japan and Brazil. The patent deals with improved methods of storing information placed directly on physical objects as PC-readable data utilizing 2-dimensional bar codes and various data compression techniques.

During April 2006, 12snap introduced its mobile marketing applications - 12cam, 12yella and 12pixmix - into 17 countries in the Middle East, North Africa and Turkey through a distribution agreement with Egyptian-based telecommunications firm Telecom Arabia, a specialist in marketing and distribution of mobile phone applications and software in the Arab countries. Under the terms of the agreement, Telecom Arabia will pursue marketing and sales opportunities and coordinate pricing and distribution strategies to various channels, including mobile phone retailers and network providers. Additionally, Telecom Arabia will help to develop local product interfaces and ensure compliance with copyright regulations in each of the 17 countries.

During April 2006, 12snap signed an agreement with Lufthansa to leverage 12snap’s expertise to "mobilize" the cross-media communication of Lufthansa’s involvement in soccer in Germany. 12snap prevailed in a multi-company pitch. Soccer fans will be able to receive a comprehensive mobile entertainment package from Lufthansa, ranging from soccer-themed content and games, to competitions, video clips and an interactive quiz. The mobile application will run on 12snap’s technology platform, which has been the basis for executing its award-winning mobile marketing campaigns for several years. Lufthansa is the official partner of the German Soccer Association and of record-holding champion club FC Bayern Munich.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2006, NeoMedia has continued its efforts to commercialize its NeoMedia Mobile and NeoMedia Micro Paint Repair business units, both in North America and overseas. As part of the commercialization efforts, NeoMedia began to implement an aggressive growth campaign focusing on expansion through three major avenues: acquisition and globalization.

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

February 2006:
completed acquisitions of Mobot (US), 12Snap (Europe), Gavitec (Europe), and Sponge (Europe); signed letter of intent to acquire Hip Cricket; completed $22 million funding to finance acquisitions and future growth

March 2006:	completed acquisition of BSD Software, creating the NeoMedia Telecom Services (NTS) business unit

Acquisitions

During 2005 and the first quarter of 2006, NeoMedia has aggressively pursued acquisitions that will confirm its presence in the global mobile marketing space. To this end, during the three months ended March 31, 2006, NeoMedia completed, or agreed to complete, acquisitions of Mobot, Sponge, Gavitec, 12Snap, BSD, and Hip Cricket. It is the intention of NeoMedia’s board of directors and management to continue to pursue strategic acquisitions in both its mobile marketing and the micro paint repair business units.

First Quarter 2006 Developments for New Acquisitions

Mobot continued its ground-breaking work with ELLEgirl and The Light Agency over Q1. With ELLEgirl, Hachette’s magazine, Mobot provides its visual search and recognition technology to deliver exciting promotions within each monthly issue. In a recent issue a “Daily Instant Win” campaign encouraged readers to use camera phones to snap a picture of a different advertisement each day, and through Mobot’s visual-matching technology, enter to win numerous prizes. Mobot is also continuing its partnership with The Light Agency to exclusively distribute its visual search and recognition technology to the U.K. grocery sector. Mobot’s technology enhances The Light Agency’s award-winning mobile phone-based loyalty program with the Sainsburys-owned convenience store chain Jackson’s by allowing consumers to receive offers on products by snapping a photo in-store and sending it to Mobot’s server via mobile.

Sponge has managed a range of mobile activity in first quarter 2006 for IPC Magazines, Audi, Frito Lay and Thomson Holidays. Through a range of sales promotion and interactive agencies, Sponge has also worked on a number of brand promotions, including: a major specialist motorcycle magazine; on-pack text-to-win mechanics for two drink brands; and a campaign for a men’s cosmetics brand. Based in the UK, Sponge’s campaigns in first quarter 2006 expanded geographically with activity in Ireland, France, The Netherlands and the U.S. Sponge has also made a number of developments to its platform to launch its Draw Engine which enables the easy deployment of ratio, timed and winning moments draws - very frequently requested by major brands and agencies after Sponge’s successful Walker’s (Frito Lay) campaign in 2005 (whereby over 5 % of the U.K. population participated). Additional developments include the addition of highest bid auction application alongside lowest bid auction mechanics, which resulted in Thomson Holidays and its digital interactive agency Remote Media running their second successful campaign with Sponge.

Gavitec continues to successfully market its Exio and MD20 scanners through mobile solutions partners to clients including McDonald’s Portugal, EMT (Empresa Malagueña de Transportes), a Spanish public transport company and BNP Paribas, a leading European and global banking and financial institution. TopSolutions, a leading software development and systems integration house, is Gavitec’s mobile solutions partner for McDonald’s Portugal, which is running a large scale mobile-couponing program. EMT continued to run a pilot during first quarter 2006 that gave EMT the distinction of being the first Spanish public transport company effectively and successfully using mobile ticketing. Through the use of Gavitec technology, EMT passengers are now able to pay for and receive bus tickets using their own mobile phones. BNP Paribas, in conjunction with RedShift, an interactive marketing agency and mobile solution partner, expects to launch the first interactive mobile campaign in France using Gavitec’s scanning and browsing applications based on 2D codes. On the technological front, Gavitec furthered the development of its code-reading capabilities adding QR-Engine on JAVA to augment its existing DataMatrix technology on JAVA. Now, the engine can be downloaded via Internet or telephone connection to a considerable number of mobile phones, providing the opportunity to distribute the innovative software to a broader audience—business-to-consumer "mass market" applications.

In the first quarter of 2006, 12snap reached consumers far beyond its headquarters in Germany and offices in the UK, Italy, Sweden and Austria. Through campaigns for such high profile brand names as adidas and Nokia, 12snap reached many countries throughout the EMEA (Europe, Middle East & Africa) region. This geographic reach also allowed 12snap to strengthen its technology to be compatible with the different carriers and handsets available in the EMEA. Additionally, 12snap continued to roll out new and exciting mobile marketing campaigns for Coca-Cola, most recently implementing the “Coke Fridge” campaign - a year-long campaign which updates itself dynamically over the mobile internet generating great excitement and response - more than 1.3 million codes were collected from Coke bottles by consumers in just the first six weeks of this campaign.

NeoMedia Telecom successfully tested a new technological solution throughout first quarter 2006 that is now market ready; its new IP billing solution combines telecommunications costs from multiple providers, including content and special services, and consolidates them onto one single bill. Based on Internet Protocol (IP), the new service lets customers of NeoMedia Telecom bill their customers through local exchange carriers. Prior to the acquisition, BSD was recognized in the Branham TOP 300 largest tech companies in Canada (at #158) - a prestigious IT award highlighting the top Canadian IT companies.

Consulting & Integration Services Business Unit

As part of the acceleration of global expansion in PaperClick and Paint, as well as the creation of the NeoMedia Telecom Services (NTS) business unit through the BSD acquisition, NeoMedia also decided in February 2006 to wind down its legacy NeoMedia Consulting & Integration Services (NCIS) business unit. The NCIS unit consisted of client-server equipment and related software resales. The resale market has been commoditized over the past several years, and NeoMedia believes its resources are better spent on the development and commercialization of its NMM, NMPR and NTS business units. Certain of the proprietary products associated with the NCIS business, such as PDF-417 and Maxicode print encoder software and WISP migration tools, will be retained by NeoMedia and consolidated with the NMM unit. NeoMedia does not intend to pursue additional resales of hardware and software or integration services not directly related to its other business units.

Critical Accounting Policies

The United States Securities and Exchange Commission (the “SEC”) issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia’s most critical accounting policies include: intangible asset valuation, which affects amortization and impairment of goodwill and other intangibles; financial instruments and concentrations of credit risk, which affects gains and losses from derivative financial instruments; allowance for doubtful accounts; inventory valuation, which affects cost of sales and gross margin; stock based compensation; estimate of litigation-based liability; and revenue recognition . NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

Intangible Asset Valuation. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, NeoMedia primarily uses the weighted-average probability method outlined in SFAS 144. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates NeoMedia has used are consistent with the plans and estimates that NeoMedia uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect NeoMedia’s net operating results.

According to SFAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

—	A significant decrease in the market price of the asset
—	A significant adverse change in the extent or manner in which the asset is being used, or in its physical condition
—	A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator
—	An accumulation of costs significantly in excess of the amount originally expected
—
A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset

—	A current expectation that, more likely than not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

NeoMedia follows the two-step process outlined in SFAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by NeoMedia for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, NeoMedia uses a probability-weighted approach to weigh the likelihood of those possible outcomes. NeoMedia used a rate of 10% for purposes of discounting cashflows in 2006 and 2005.

Financial Instruments and Concentrations of Credit Risk. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, notes payable, derivative financial instruments, other current liabilities and convertible preferred stock. Management believes the carrying values of cash and cash equivalents, accounts payable, accounts payable and accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible preferred stock is estimated on March 31, 2006 to be approximately $18,173,000.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption “Derivative Financial Instruments” consists of (i) the fair values associated with derivative features embedded in the Series C Convertible Preferred Stock, (ii) the fair values of the detachable warrants that were issued in connection with the preferred stock financing arrangement, and (iii) the fair value of detachable warrants that were outstanding prior to the issuance of the Series C Preferred Shares..

Allowance for Doubtful Accounts. NeoMedia maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowance for doubtful accounts is based on NeoMedia’s assessment of the collectibility of specific customer accounts, the aging of accounts receivable, NeoMedia’s history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or NeoMedia’s customers’ actual defaults exceed historical experience, NeoMedia’s estimates could change and impact its reported results.

Inventory. Inventories are stated at lower of cost (using the first-in, first-out method) or market. NeoMedia continually evaluates the composition of its inventories assessing slow-moving and ongoing products and maintains a reserve for slow-moving and obsolete inventory as well as related disposal costs.

Stock-based Compensation. Beginning January 1, 2006, NeoMedia began to account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Stock-based compensation expense is calculated using the Black Scholes option pricing model on the date of grant. This option valuation model requires input of highly subjective assumptions. Because NeoMedia’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

Estimate of Litigation-based Liability. From time to time, NeoMedia is defendant in certain litigation in the ordinary course of business (see the section entitled “Legal Proceedings”). NeoMedia accrues liabilities relating to these lawsuits on a case-by-case basis. NeoMedia generally accrues attorney fees and interest in addition to the liability being sought. Liabilities are adjusted on a regular basis as new information becomes available. NeoMedia consults with its attorneys to determine the viability of an expected outcome. The actual amount paid to settle a case could differ materially from the amount accrued.

Revenue Recognition.  NeoMedia derives  revenues from the following  sources:  (1) license revenues relating to patents and internally-developed software, (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation, and (3) sale of its proprietary Micro Paint Repair solution.

                (1) Technology license fees, including Intellectual Property licenses, represent revenue from the licensing of NeoMedia’s proprietary  software  tools and  applications products.  NeoMedia licenses its  development  tools and  application  products pursuant to non-exclusive and  non-transferable  license agreements.  The basis for license fee revenue recognition is substantially governed by American  Institute  of  Certified  Public  Accountants  ("AICPA")  Statement of Position 97-2 "Software Revenue  Recognition" ("SOP 97-2"), as amended, and Statement of Position 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.”.  License revenue is recognized if persuasive  evidence of an agreement  exists,  delivery has occurred, pricing is fixed and determinable, and collectibility is probable.  The Company defers revenue related to license fees for which amounts have been collected but for which revenue has not been recognized in accordance with the above, and recognizes the revenue over the appropriate .

(2)
Technology service & product revenue, which includes sales of software and technology equipment and service fee is recognized  based on guidance  provided in  SEC Staff  Accounting  Bulletin  (“SAB”) No. 104,  "Revenue  Recognition  in Financial Statements,"  as amended (SAB 104).  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured.  Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract.  Software  license revenue  from  long-term  contracts  has  been  recognized  on a  percentage  of completion  basis,  along with the  associated  services being  provided.  Telecom revenues are recognized at the time that calls are accepted by the clearing house for billing to customers. The Company’s recently acquired subsidiaries BSD, Mobot, and Gavitec follow this policy. The Company defers revenue related to technology service & product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s recently acquired subsidiaries 12Snap and Sponge follow this policy. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

(4)
Revenue for training and certification on NeoMedia’s Micro Paint Repair systems is recognized equally over the term of the contract, which is currently one year.  A portion of the initial fee paid by the customer is allocated to training costs and initial products sold with the system, and is recognized upon completion of training and shipment of the products, provided there is VSOE in a multiple element arrangement.  Ongoing product and service revenue is recognized as products are shipped and services performed.  The Company defers revenue related to micro paint repair training and certification for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the estimated contract period, which is currently one year.

In December 2003, the SEC issued SAB 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact NeoMedia’s consolidated financial statements.

Income Tax Valuation Allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of March 31, 2006 and 2005.

Foreign Currency Translation. The local currency has been primarily used as the functional currency throughout the world. Translation gains and losses of those operations that use local currency as the functional currency are included in the consolidated balance sheets as “Accumulated other comprehensive income (loss).” Where the U.S. dollar is used as the functional currency, foreign currency gains and losses are reflected in income.

Stock-Based Compensation

NeoMedia adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) on January 1, 2006, using the prospective method for stock option grants prior to January 1, 2006 and the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2006. As a result, the unamortized compensation expense from stock options granted prior to January 1, 2006 is not included in the statement of operations. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values. Under the modified-prospective transition method, compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by NeoMedia’s estimate of forfeitures of all unvested awards.

Prior to January 1, 2006, NeoMedia accounted for its stock-based compensation plans under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”). Under APB 25, when the exercise price of options granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded.  When the exercise price of options granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

SFAS 123R requires share-based payments to employees to be measured at fair value. However, the valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. NeoMedia use the Black-Scholes-Merton pricing model in order to calculate the estimated fair value for its stock options.

Approximately 68% of the stock-based compensation expense recorded in the three months ended March 31, 2006 relates to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates for these options have not been changed.

As of March 31, 2006, there was $10.1 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under NeoMedia’s option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.4 years. The amount of stock-based compensation expense to be recorded in any future period cannot be exactly predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

Effect Of Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Results Of Operations For The Three Months Ended March 31, 2006 As Compared To The Three Months Ended March 31, 2005

Net sales.  Total net sales for the three months ended March 31, 2006 were $2,052,000, which represented a $1,305,000, or 175%, increase from $747,000 for the three months ended March 31, 2005.  This increase primarily resulted from sales of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia could realize a material increase in revenue over the next 12 months relative to 2005 due to the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD for the entire quarter.  NeoMedia could also realize a material increase in revenue over the next 12 months if the Company is successful in implementing its PaperClick® go-to-market strategy, if pending court cases involving its intellectual property are resolved in NeoMedia’s favor, or if it is successful in implementing the expansion of the Micro Paint Repair business unit into China and other geographies.

Technology license, service, product and licenses.  Technology service, product and license sales increased $1,383,000, or 474% to $1,675,000 for the three months ended March 31, 2006 compared to $292,000 for the three months ended March 31, 2005.  The increase was primarily the result of sales of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.   NeoMedia could realize an increase in license fees over the next 12 months due to the recent acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD, if the Company is successful in implementing its PaperClick® go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia’s favor.

        Micro Paint Repair products and services.  Sales of Micro Paint Repair products and services were $377,000 for the three months ended March 31, 2006, compared with $455,000 for the three months ended March 31, 2005, a decrease of $78,000, or 17%.  The decrease was primarily due to a shipment of products totaling $290,000 to the Company’s distributor in New Zealand during the first quarter of 2005. In addition, during the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $825,000 of product to Beijing Sino-US Jinche Yingang Auto Technological Services Limited that has not yet been recognized as revenue as of March 31, 2006 Once collectibility is reasonably assured, NeoMedia expects to recognize revenue for these shipments.  NeoMedia could realize a material increase in Micro Paint Repair revenue if the Company is successful in continuing the expansion of the business unit into China and other geographies.

        Cost of technology license, service, product and licenses.  Cost of technology services, products and licenses fees were $827,000 for the three months ended March 31, 2006 compared to $176,000 for the three months ended March 31, 2006, an increase of $651,000, or 370%.  The increase was due almost entirely from the cost of sales of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

        Cost of Micro Paint Repair products and services.  Cost of Micro Paint Repair products and services was $419,000 for the three months ended March 31, 2006, compared with $273,000 for the three months ended March 31, 2005, an increase of $146,000, or 54%.  This increase is the result of fixed cost of goods sold associated with NeoMedia’s corporate Micro Paint facility in Ft. Myers, Florida. The facility operated at a gross margin loss during the first quarter of 2006 as it gained market traction.  Cost of micro paint repair products and services as a percentage of related sales was 111% in 2006, compared to 60% in 2005.  NeoMedia expects cost of micro paint repair products and services to more closely resemble 2005 as compared to 2006 as the corporate facility increases its customer base and profitability and product sales expand globally.

            Gross Profit.  Gross profit was $806,000 for the three months ended March 31, 2006, an increase of $508,000, or 170%, compared with gross profit of $298,000 for the three months ended March 31, 2005.  This increase was primarily the result of the gross profit of the subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

Sales and marketing.  Sales and marketing expenses were $1,540,000 for the three months ended March 31, 2006, compared to $795,000 for the three months ended March 31, 2005, an increase of $745,000 or 94%.  This increase resulted primarily from the addition of sales force and cost associated with added sales and marketing resources associated with Mobot, 12Snap, Sponge, Gavitec, and BSD.  NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and expansion of the NeoMedia Mobile , NeoMedia Micro Paint Repair, and NeoMedia Telecom product groups.

General and administrative.  General and administrative expenses increased by $721,000, or 120%, to $1,326,000 for the three months ended March 31, 2006, compared to $603,000 for the three months ended March 31, 2005. The increase resulted primarily from increased infrastructure expense coupled with the expenses of the subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia expects general and administrative expense to increase over the next 12 months with the continued expansion of the NeoMedia Mobile business.

Stock based compensation expense.  Stock based compensation was $1,517,000 for the three months ended March 31, 2006, as compared with $96,000 for the three months ended March 31, 2005, and increase of $1,421,000, or 1,480%.  The increase was due to the adoption of SFAS 123R (Share Based Payment) on January 1, 2006.

Research and development.  During the three months ended March 31, 2006, NeoMedia charged to expense $550,000 of research and development costs, an increase of $366,000 or 199% compared to $184,000 for the three months ended March 31, 2005.  The increase is primarily due to the addition of development staff hired and acquired in connection with the commercialization of the NeoMedia Mobile business unit.  NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts of NeoMedia Mobile business unit products and services worldwide.

Gain and loss on extinguishment of debt.  NeoMedia incurred a loss on extinguishment of debt of $1,964,000 for the three months ended March 31, 2006 in connection with the Series C preferred stock issued and sold to Cornell on February 17, 2006.   A loss was incurred on the surrender  of a certain promissory note to Cornell dated March 30, 2005 in connection with the preferred stock sale. During the three months ended March 31, 2005, NeoMedia recognized a gain on extinguishment of debt of $138,000, resulting from the payment of debt at a discount to the book value of the debt.  These gains resulted from a difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

Interest income.  Interest income consists primarily of interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest income decreased by $21,000, or 91%, to $2,000 for the three months ended March 31, 2006 from $23,000 for the three months ended March 31, 2005, due to a reduction in interest bearing notes.

Gain on derivative financial instruments.  Gain on derivative financial instruments was $4,768,000 for the three months ended March 31, 2006.  The gain is on the derivatives associated with the preferred stock sale on February 17, 2006.  Certain derivatives were created at the time of the offering and those derivatives are recorded at fair value on the accompanying balance sheet.   The gain for the three months ended March 31, 2006 is the reduction in value of the derivative from February 17, 2006 to March 31, 2006 and is due almost entirely to a reduction in NeoMedia’s stock price from February 17, 2006 to March 31, 2006.   There was no such gain or loss on derivative financial instruments for the three months ended March 31, 2005.

Net Loss.  The net loss for the three months ended March 31, 2006 was $1,317,000, which represented a $98,000, or 8% increase from a $1,219,000 loss for the three months ended March 31, 2005.  The increase in net loss is due to the increase in loss from operations coupled with the loss on extinguishment of debt and was offset to a large degree by the gain on derivative financial instruments.

Liquidity and Capital Resources

Net cash used in operating activities was $2,586,000 for the three months ended March 31, 2006, compared with $1,660,000 for the three months ended March 31, 2006. NeoMedia’s net cash flow used in investing activities for the three months ended March 31, 2006 and 2005 was $12,524,000 and $626,000, respectively. Net cash provided by financing activities for the three months ended March 31, 2006 and 2005 was $20,156,000 and $9,578,000, respectively.

During the three months ended March 31, 2006, NeoMedia made payments totaling $2.1 million to silent partners of 12Snap, a NeoMedia wholly-owned subsidiary, as partial payment under silent partner agreements entered into by 12Snap prior to the acquisition.

In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the recent acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $15.9 million resulting from these clauses.

Contractual Obligations

NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases. NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities. NeoMedia is also party to various consulting agreements that carry payment obligations into future years. Additionally, NeoMedia issued Series C Convertible Preferred shares with face value of $22,000,000 (and a commitment for an additional $5,000,000 purchase by the purchasers under the same terms) that are subject to conversion no later than February 17, 2009.

In addition, NeoMedia is obligated to make debt payments by December 31, 2006 in connection with silent partner agreements totaling approximately $2.1 million plus accrued interest and penalties.

The NeoMedia Telecom Services business unit was formed in March 2006 with the acquisition of BSD Software, Inc. BSD was party to certain debt agreements prior to the acquisition which became obligations of NeoMedia upon completion of the acquisition, as follows:

Wayside Solutions, Inc., a corporation affiliated with BSD, provided financing services to BSD prior to the acquisition. Prior to the acquisition, NeoMedia reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The agreement calls for NeoMedia to pay up to $789,000 of Wayside debt through a cash payment plan, or, in the event NeoMedia files a registration statement, NeoMedia can elect to pay the remaining balance in shares of its common stock immediately prior to filing of the registration statement and include the shares for registration. As of March 31, 2006, NeoMedia had recorded a liability of $789,000 relating to this liability. NeoMedia had not made any payments against the liability as of the date of this filing.

Amounts due to Guy Fietz, CEO, President and a shareholder of BSD, and now Vice President and General Manager of NeoMedia Telecom Services, totaled $512,000 at March 31, 2006. These amounts were paid in full during April 2006 through the issuance of 1,512,093 shares of NeoMedia common stock.

NeoMedia also assumed amounts due to former BSD shareholders which bear interest at rates varying from 0%-10% per annum, are unsecured and due on demand and are subject to cash payment plans. Amounts due under such arrangements were $230,000 as of March 31, 2006.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(dollars in thousands)
				Series C
		Vendor &		Convertible
	Operating	Consulting	Notes	Preferred
	Leases	Agreements	Payable	Stock	Total
2006 (remaining nine months)	$755	$470	$3,137	$ ---	$4,362
2007	772	473	634	---	1,879
2008	515	269	3	---	787
2009	186	153	---	27,000	27,339
2010	85	117	---	---	202
Thereafter	363	117	---	---	480
Total	$2,676	$1,599	$3,774	$27,000	$35,049

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of NeoMedia as a going concern. However, NeoMedia has reported net losses of $1,317,000 and $1,219,000 for the three months ended March 31, 2006 and 2005, respectively and has an accumulated deficit of $93,843,000 as of March 31, 2006. In addition, NeoMedia had working capital deficit of $26,478,000 as of March 31, 2006. All of the factors discussed above, amongst others, raise substantial doubt about the Company’s ability to continue as a going concern.

If NeoMedia’s financial resources are insufficient NeoMedia may require additional financing in order to execute its operating plan and continue as a going concern. NeoMedia cannot predict whether this additional financing will be in the form of equity, debt, or another form. NeoMedia may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, NeoMedia may be unable to implement its current plans for expansion, repay its debt obligations as they become due, pay any additional costs required under its recently completed acquisition agreements, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should NeoMedia be unable to continue as a going concern.

NeoMedia intends to fund its growth and working capital deficiencies from the following sources during 2006 and beyond:

During the first quarter of 2006, NeoMedia received approximately $14.1 million net proceeds from the convertible preferred stock sale to Cornell, and an additional $8 million proceeds received upon exercise of warrants held by Cornell. NeoMedia used $13.8 million of the proceeds to pay the cash portion of the purchase price of Mobot, Gavitec, Sponge, and 12Snap. NeoMedia can force conversion of certain warrants held by Cornell if the closing bid price of NeoMedia stock is greater than $0.30 for five consecutive days, at which point NeoMedia would receive an additional $2 million proceeds. NeoMedia also is also entitled to receive an additional $5 million upon registration of the shares underlying the convertible preferred stock held by Cornell.

On March 30, 2005, NeoMedia and Cornell Capital Partners entered into a Standby Equity Distribution Agreement under which Cornell Capital Partners agreed to purchase up to $100 million of NeoMedia’s common stock over a two-year period, with the timing and amount of the purchase at NeoMedia’s discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. NeoMedia expects to file a registration statement with the SEC during 2006 to register the shares underlying the $100 million 2005 SEDA. The 2005 SEDA would become available at the time the SEC declares effective a registration statement containing such shares. As of the date of this filing, the Company had not yet filed such registration statement.

There can be no assurances that the market for NeoMedia’s stock will support the sale of sufficient shares of NeoMedia’s common stock to raise sufficient capital to sustain operations for such a period, or that actual revenue will meet management’s expectations. If necessary funds are not available, NeoMedia’s business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NeoMedia previously filed its periodic reports as a small business issuer through the period ended December 31, 2005. The information required by Item 305 of Regulation S-K was not required under the disclosure requirements for small business issuers. Pursuant to Item 305 of Regulation S-K, disclosure of quantitative and qualitative information about market risk is required in the first annual report. Information relating to interim financial statements is not required until after the first fiscal year end in which Item 305 is applicable. Accordingly, NeoMedia anticipates providing a quantitative and qualitative analysis regarding market risk in our Form 10-K for the year ending December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

There were no policy reviews, improvements of documentation or general improvement in the state of internal controls that led to any change during the fiscal quarter, or subsequent to the end of the fiscal quarter through the date of this Form 10-Q, that materially affected or were reasonably likely to materially affect, internal controls over financial reporting

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

Changes in Internal Controls. In connection with the evaluation of the Company’s internal controls during the Company’s fiscal quarter ended March 31, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting during the quarter ended March 31, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-Q.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions could have a material adverse effect on the Company’s financial position or operating results. The following outlined legal proceedings for which the potential outcome could be in excess of $50,000.

Scanbuy, Inc.

On January 23, 2004, NeoMedia filed suit against Scanbuy, Inc. (“Scanbuy”) in the Northern District of Illinois, claiming that Scanbuy has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia’s patents.  The complaint stated that on information and belief, Scanbuy had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement, and continue to engage in acts of infringement of the patents-in-suit.  On April 15, 2004, the court dismissed the suits against Scanbuy for lack of personal jurisdiction.

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

In December 2002, Triton Global Communications, a subsidiary of BSD Software, Inc., sued CanTalk for breach of contract. The action was brought before the Court of Queen's Bench, Winnipeg, Canada. The action alleges that CanTalk failed to perform under an outsource agreement pursuant to which CanTalk was to provide support for Triton's entry into the international operator service market. In response to the suit, CanTalk filed a counterclaim against Triton for $10,000 alleging breach of contract.  Triton believes that CanTalk's counterclaim is without merit and it intends to defend the counterclaim.  There is no certainty that Triton will be successful in their defense of said counterclaim.

In July 2005 Broad Reach Network Inc. (BRN) filed a Statement of Claim against Triton Global Business Services Inc., a subsidiary of the former BSD Software, Inc., and now a subsidiary of NeoMedia effective with completion of the acquisition of BSD by NeoMedia on March 21, 2006. The action was brought before the court of Queen’s Bench, Calgary, Alberta. BRN is suing for damages and judgment in the amount of CDN $81,000 (approximately $69,000).  TGBSI has filed a statement of defense denying the amount of the indebtedness to BRN and filed a countersuit in the amount of CDN $50,000 for breach of contract.  The Company has accrued an amount in its liabilities to cover this contingency.  The final amount paid could differ materially from the amount accrued.

On April 18, 2006, 12Snap AG, a wholly-owned subsidiary of NeoMedia acquired on February 28, 2006, received a letter of Technologie Beteiligungsfonds Bayern GmbH & Co. KG, Munich, to initiate arbitration proceedings. Technologie Beteiligungsfonds claims for a final payment in the amount of EUR 353,400 plus interest of 5% per annum since March 1, 2006 arising out of a silent partnership agreement with 12Snap. The Company expects the matter will be subject to a German arbitration proceeding during the second or third quarter of 2006.

ITEM 1A.  RISK FACTORS

Risks Related to NeoMedia’s Business

NeoMedia has Historically Lost Money and Losses May Continue

NeoMedia has incurred substantial losses since inception, and anticipates continuing to incur substantial losses for the foreseeable future. NeoMedia incurred a loss of $1,317,000, $1,219,00, $9,147,000 and $7,230,000 for the three months ended March 31, 2006 and 2005, and the years ended December 31, 2005 and 2004, respectively. NeoMedia’s accumulated losses were approximately $93,843,000 and $92,524,000 as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005 and 2004, NeoMedia had a working capital deficit of approximately $26,478,000, $4,874,000 and $2,597,000, respectively. NeoMedia had stockholders’ equity of $49,427,000, $4,227,000 and $4,392,000 as of March 31, 2006 and December 31, 2005 and 2004, respectively. NeoMedia generated revenues of $2,052,000, $747,000, $2,156,000 and $1,700,000 for the three months ended March 31, 2006 and 2005 and the years ended December 31, 2005 and 2004, respectively. In addition, during the three months ended March 31, 2006 and 2005 and the years ended December 31, 2005 and 2004, NeoMedia recorded negative cash flows from operations of $2,586,000, $1,660,000, $6,509,000 and $4,650,000, respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

NeoMedia’s Independent Registered Public Accounting Firm Have Added Going Concern Language To Their Report On NeoMedia’s Consolidated Financial Statements, Which Means That NeoMedia May Not Be Able To Continue Operations

The report of Stonefield Josephson, Inc., NeoMedia’s independent registered public accounting firm, with respect to NeoMedia’s consolidated financial statements and the related notes for the years ended December 31, 2005 and 2004, indicates that, at the date of their report, NeoMedia had suffered significant recurring losses from operations and its working capital deficit raised substantial doubt about its ability to continue as a going concern. NeoMedia’s consolidated financial statements do not include any adjustments that might result from this uncertainty.

NeoMedia Has Guaranteed The Value of Stock Issued In Connection With Recent Mergers Through The Registration Of The Shares, Which Could Result In A Material Cash Liability

Pursuant to the terms of the merger agreements with Mobot, Sponge, Gavitec, and 12Snap, in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with each acquisition are saleable is less than the price at which they were valued for purposes of the merger agreement (between $0.3839 and $0.3956 per share), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price the shares were valued for purposes of the merger agreement. Subsequent to the closing of the acquisitions, NeoMedia’s stock has traded as low as $0.202 per share. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $15.9 million resulting from these clauses.

There is Limited Information Upon Which Investors Can Evaluate NeoMedia’s Business Because The Physical-World-to-Internet Market Has Existed For Only A Short Period Of Time

The physical-world-to-Internet market in which NeoMedia operates is a recently developed market. Further, NeoMedia has conducted operations in this market only since March 1996. Consequently, NeoMedia has a relatively limited operating history upon which an investor may base an evaluation of NeoMedia’s primary business and determine NeoMedia’s prospects for achieving its intended business objectives. To date, NeoMedia has sold its physical-world-to-Internet products to only 12 companies. NeoMedia is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. An investor should consider the likelihood of NeoMedia’s future success to be highly speculative in light of its limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in new and rapidly evolving markets, such as the physical-world-to-Internet space. To address these risks, NeoMedia must, among other things:

•	maintain and increase its client base;

•	implement and successfully execute its business and marketing strategy;

•	continue to develop and upgrade its products;

•	continually update and improve service offerings and features;

•	respond to industry and competitive developments; and

•	attract, retain, and motivate qualified personnel.

NeoMedia may not be successful in addressing these risks. If NeoMedia is unable to do so, its business, prospects, financial condition, and results of operations would be materially and adversely affected.

NeoMedia’s future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.

Rapid technological change and frequent new product introductions are typical for the markets NeoMedia serves. NeoMedia’s future success will depend in large part on continuous, timely development and introduction of new products that address evolving market requirements. To the extent that NeoMedia fails to introduce new and innovative products, it may lose market share to its competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially and adversely affect NeoMedia’s business.

NeoMedia’s Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

NeoMedia’s common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for NeoMedia’s common stock by reducing the number of potential investors. This may make it more difficult for investors in NeoMedia’s common stock to sell shares to third parties or to otherwise dispose of them. This could cause NeoMedia’s stock price to decline. Penny stocks are stock:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

Existing Shareholders Will Experience Significant Dilution When Certain Investors Convert Their Preferred Stock to Common Stock or When the Investors Exercise Their Warrants and Receive Common Stock Shares Under the Investment Agreement with the Investors

The issuance of shares of common stock pursuant to the conversion of Series C Convertible Preferred Stock pursuant to our transaction with Cornell Capital Partners will have a dilutive impact on our stockholders. As a result, our net income or loss per share could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price is, the more shares of common stock we will have to issue pursuant to the conversion of our preferred stock.  If our stock price is lower, then our existing stockholders would experience greater dilution.

Due To The Accounting Treatment Of Certain Convertible Preferred Stock Instruments Issued By NeoMedia, A Fluctuation In NeoMedia’s Stock Price Could Have A Material Impact On NeoMedia’s Results Of Operations

During the first quarter of 2006, NeoMedia recognized income in the amount of $4,768,000 from adjustments recorded to reflect the change in fair value of derivatives issued in connection with its Series C Convertible Preferred Shares. The income results from a decrease in NeoMedia’s share price from $0.389 per share at the time of issuance of the Series C Convertible Preferred Shares (February 17, 2006) to $0.345 at March 31, 2006. NeoMedia will adjust the carrying value of the derivative instruments to market at each balance sheet date. As a result, NeoMedia could experience significant fluctuations in its net income (loss) in future periods as a result of such charges.

NeoMedia is Uncertain Of The Success Of Its NeoMedia Mobile Business Unit And The Failure Of This Unit Would Negatively Affect The Price Of NeoMedia’s Stock

NeoMedia provides products and services that provide a link from physical objects, including printed material, to the mobile Internet. NeoMedia can provide no assurance that:

•	its NeoMedia Mobile business unit will ever achieve profitability;

•	its current product offerings will not be adversely affected by the focusing of its resources on the physical-world-to-Internet space; or

•	the products NeoMedia develops will obtain market acceptance.

In the event that the NeoMedia Mobile business unit should never achieve profitability, that NeoMedia’s current product offerings should so suffer, or that NeoMedia’s products fail to obtain market acceptance, NeoMedia’s business, prospects, financial condition, and results of operations would be materially adversely affected.

A Large Percentage Of NeoMedia’s Assets Are Intangible Assets, Which Will Have Little Or No Value If NeoMedia’s Operations Are Unsuccessful

At March 31, 2006 and December 31, 2005 and 2004, approximately 81%, 48% and 49%, respectively, of NeoMedia’s total assets were intangible assets, consisting primarily of rights related to NeoMedia’s patents, other intellectual property, and excess of purchase price over fair market value paid for Mobot, Sponge, Gavitec, 12Snap, BSD, and CSI International, Inc. If NeoMedia’s operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of NeoMedia’s stock and the ability of NeoMedia’s stockholders to recoup their investments in NeoMedia’s capital stock.

NeoMedia reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. NeoMedia may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on results of operations.

Certain Of NeoMedia’s Emerging Products and Services Have Limited History And May Not Result In Success

To date, NeoMedia has conducted limited marketing efforts directly relating to its emerging technology products, consisting primarily of the PaperClick suite of products, and certain products of recent acquisitions Mobot and Gavitec. Many of NeoMedia’s marketing efforts with respect to these emerging technologies have been largely untested in the marketplace, and may not result in materially increased sales of these emerging products and services. To penetrate the emerging markets in which it competes, NeoMedia expects that it will have to exert significant efforts to create awareness of, and demand for, its emerging products and services. NeoMedia intends to continue to expand its sales and marketing resources as the market continues to mature. NeoMedia’s failure to further develop its sales and marketing capabilities and successfully market its emerging products and services would have a material adverse effect on its business, prospects, financial condition, and results of operations.

NeoMedia’s Internally Developed Systems Are Inefficient And May Put NeoMedia At A Competitive Disadvantage

NeoMedia uses internally developed technologies for a portion of its systems integration services, as well as the technologies required to interconnect its clients’ and customers’ physical-world-to-Internet systems and hardware with its own. As NeoMedia develops these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems are inefficient and require a significant amount of customization. Such client and customer-specific customization is time consuming and costly and may place NeoMedia at a competitive disadvantage when compared to competitors with more efficient systems.

NeoMedia Could Fail to Attract Or Retain Key Personnel

NeoMedia’s future success will depend in large part on its ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than NeoMedia has. NeoMedia may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. NeoMedia’s failure to attract and retain qualified personnel could have a material adverse effect on its business, prospects, financial condition, and results of operations.

NeoMedia Depends Upon Its Senior Management And Their Loss Or Unavailability Could Put NeoMedia At A Competitive Disadvantage

NeoMedia’s success depends largely on the skills of certain key management and technical personnel, including Charles T. Jensen, NeoMedia’s President and Chief Executive Officer, Charles W. Fritz, NeoMedia’s founder and Chairman of the Board of Directors, Martin N. Copus, NeoMedia’s Chief Operating Officer and head of the NMM business unit, and David A. Dodge, NeoMedia’s Chief Financial Officer. The loss of the services of Messrs. Jensen, Fritz, Copus, or Dodge could materially harm NeoMedia’s business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. NeoMedia does not presently maintain a key-man life insurance policy on Messrs. Jensen, Fritz, Copus, or Dodge.

NeoMedia May Be Unsuccessful In Integrating Its Recently Completed and Pending Acquisitions With Its Current Business

The success of the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD could depend on the ability of NeoMedia’s executive management to integrate the business plan of each company with NeoMedia’s overall business plan. Failure to properly integrate the business could have a material adverse effect on the expected revenue and operations of the acquisitions, as well as the expected return on investment for NeoMedia.

NeoMedia May Be Unable To Protect Its Intellectual Property Rights And May Be Liable For Infringing The Intellectual Property Rights Of Others

NeoMedia’s success in the physical-world-to-Internet market is dependent upon its proprietary technology, including patents and other intellectual property, and on the ability to protect proprietary technology and other intellectual property rights. In addition, NeoMedia must conduct its operations without infringing on the proprietary rights of third parties. NeoMedia also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees, as well as its patents. To protect its proprietary technology and other intellectual property, NeoMedia relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. Although NeoMedia believes that it has taken appropriate steps to protect its unpatented proprietary rights, including requiring that its employees and third parties who are granted access to NeoMedia’s proprietary technology enter into confidentiality agreements, NeoMedia can provide no assurance that these measures will be sufficient to protect its rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to NeoMedia’s.

NeoMedia licenses from third parties certain software tools that are included in NeoMedia’s services and products. If any of these licenses were terminated, NeoMedia could be required to seek licenses for similar software from other third parties or develop these tools internally. NeoMedia may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all. Companies participating in the software and Internet technology industries are frequently involved in disputes relating to intellectual property. NeoMedia may in the future be required to defend its intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or to defend against third party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of effort by, NeoMedia. An adverse determination could subject NeoMedia to significant liabilities to third parties, require NeoMedia to seek licenses from, or pay royalties to, third parties, or require NeoMedia to develop appropriate alternative technology. Some or all of these licenses may not be available to NeoMedia on acceptable terms or at all, and NeoMedia may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on NeoMedia’s business, prospects, financial condition, and results of operations.

NeoMedia Is Exposed To Product Liability Claims And An Uninsured Claim Could Have A Material Adverse Effect On NeoMedia’s Business, Prospects, Financial Condition, And Results Of Operations, As Well As The Value Of NeoMedia’s Stock

Many of NeoMedia’s projects are critical to the operations of its clients’ businesses. Any failure in a client’s information system could result in a claim for substantial damages against NeoMedia, regardless of NeoMedia’s responsibility for such failure. NeoMedia could, therefore, be subject to claims in connection with the products and services that it sells. NeoMedia currently maintains product liability insurance. There can be no assurance that:

•	NeoMedia has contractually limited its liability for such claims adequately or at all; or

•	NeoMedia would have sufficient resources to satisfy any liability resulting from any such claim.

The successful assertion of one or more large claims against NeoMedia could have a material adverse effect on its business, prospects, financial condition, and results of operations.

NeoMedia Will Not Pay Cash Dividends and Investors May Have To Sell Their Shares In Order To Realize Their Investment

NeoMedia has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. NeoMedia intends to retain future earnings, if any, for reinvestment in the development and marketing of NeoMedia’s products and services. As a result, investors may have to sell their shares of common stock to realize their investment.

Some Provisions Of NeoMedia’s Certificate of Incorporation And bylaws May Deter Takeover Attempts, Which May Limit The Opportunity Of NeoMedia’s Stockholders To Sell Their Shares At A Premium To The Then-Current Market Price

Some of the provisions of NeoMedia’s Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire NeoMedia, even if doing so might be beneficial to NeoMedia’s stockholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, NeoMedia’s Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire Series A Preferred Stock of NeoMedia, par value $0.01 per share, on each outstanding share of NeoMedia’s common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill.” The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of NeoMedia and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of NeoMedia. The stockholders rights plan was not adopted in response to any effort to acquire control of NeoMedia at the time of adoption. This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in control of NeoMedia. Certain of NeoMedia’s directors, officers and principal stockholders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of NeoMedia’s “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

In addition, NeoMedia’s Certificate of Incorporation authorizes the Board of Directors to designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, redemption rights, and sinking fund provisions.

NeoMedia is authorized to issue a total of 25,000,000 shares of Preferred Stock, par value $0.01 per share. The issuance of any preferred stock could have a material adverse effect on the rights of holders of NeoMedia’s common stock, and, therefore, could reduce the value of shares of NeoMedia’s common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict NeoMedia’s ability to merge with, or sell NeoMedia’s assets to, a third party. The ability of the Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in NeoMedia’s control thereby preserving control by the current stockholders.

Risks Relating To NeoMedia’s Industry

The Security of the Internet Poses Risks To The Success Of NeoMedia’s Entire Business

Concerns over the security of the Internet and other electronic transactions, and the privacy of consumers and merchants, may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions, which may have a material adverse effect on NeoMedia’s physical-world-to-Internet business.

NeoMedia Will Only Be Able To Execute Its Physical-World-To-Internet Business Plan If Internet Usage and Electronic Commerce Continue To Grow

NeoMedia’s future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and camera devices on mobile telephones. If use of the Internet and camera devices on mobile telephones does not continue to grow or grows more slowly than expected, or if the infrastructure for the Internet and camera devices on mobile telephones does not effectively support the growth that may occur, or does not become a viable commercial marketplace, NeoMedia’s physical-world-to-Internet business, and therefore NeoMedia’s business, prospects, financial condition, and results of operations, could be materially adversely affected. Rapid growth in the use of, and interest in, the Internet and camera devices on mobile telephones is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use mobile telephones as a medium of information retrieval or commerce. Demand and market acceptance for recently introduced services and products over the mobile Internet are subject to a high level of uncertainty, and few services and products have generated profits. For NeoMedia to be successful, consumers and businesses must be willing to accept and use novel and cost efficient ways of conducting business and exchanging information.

In addition, the public in general may not accept the use of the Internet and camera devices on mobile telephones as a viable commercial or information marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that mobile phone Internet usage continues to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the mobile Internet may be unable to support the demands placed upon them. In addition, the mobile Internet and mobile interactivity could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of mobile Internet activity, or due to increased governmental regulation. Significant issues concerning the commercial and informational use of the mobile Internet, and online networks technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. Changes in, or insufficient availability of, telecommunications services to support the Internet, the Web or other online services also could result in slower response times and adversely affect usage of the Internet, the Web and other online networks generally and NeoMedia’s physical-world-to-Internet product and networks in particular.

NeoMedia May Not Be Able To Adapt As The Internet, Physical-World-To-Internet, And Customer Demands Continue To Evolve

NeoMedia may not be able to adapt as the mobile Internet and physical-world-to-Internet markets and consumer demands continue to evolve. NeoMedia’s failure to respond in a timely manner to changing market conditions or client requirements would have a material adverse effect on its business, prospects, financial condition, and results of operations. The mobile Internet and physical-world-to-Internet markets are characterized by:

•	rapid technological change;

•	changes in user and customer requirements and preferences;

•	frequent new product and service introductions embodying new technologies; and

•	the emergence of new industry standards and practices that could render proprietary technology and hardware and software infrastructure obsolete.

NeoMedia’s success will depend, in part, on its ability to:
•	enhance and improve the responsiveness and functionality of its products and services;

•	license or develop technologies useful in its business on a timely basis;

•	enhance its existing services, and develop new services and technologies that address the increasingly sophisticated and varied needs of NeoMedia’s prospective or current customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

NeoMedia’s Competitors In The Micro Paint Repair Industry Could Duplicate NeoMedia’s Proprietary Processes

NeoMedia’s success in the micro paint repair industry depends upon proprietary chemical products and processes. There is no guarantee that NeoMedia’s competitors will not duplicate NeoMedia’s proprietary processes.

NeoMedia May Not Be Able To Compete Effectively In Markets Where Its Competitors Have More Resources

While the market for physical-world-to-Internet technology is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by NeoMedia. NeoMedia believes that competition will intensify and increase in the near future. NeoMedia’s target market is rapidly evolving and is subject to continuous technological change. As a result, NeoMedia’s competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on NeoMedia’s business, prospects, financial condition, and results of operations.

Some of NeoMedia’s competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than NeoMedia. NeoMedia may not successfully compete in any market in which it conducts or may conduct operations. Many of NeoMedia’s competitors in the Micro Paint Repair business have a longer operating history in the industry, as well as access to greater financial resources. NeoMedia may not be able to penetrate markets or market its products as effectively as NeoMedia’s better-funded more-established competitors.

In The Future There Could Be Government Regulations And Legal Uncertainties Which Could Harm NeoMedia’s Business

Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to NeoMedia’s business, or the application of existing laws and regulations to the Internet and other online services, could have a material adverse effect on NeoMedia’s business, prospects, financial condition, and results of operations. Due to the increasing popularity and use of the Internet, the Web and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as taxation, user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet, the Web or other online services, which could, in turn, decrease the demand for NeoMedia’s services and increase NeoMedia’s cost of doing business, or otherwise have a material adverse effect on NeoMedia’s business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet, the Web and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively.

Certain of NeoMedia’s proprietary technology allows for the storage of demographic data from NeoMedia’s users. In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit NeoMedia’s ability to collect and use information collected by NeoMedia’s technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. NeoMedia could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if NeoMedia’s privacy practices are investigated.

Certain of NeoMedia’s micro paint solutions could be subject to environmental regulations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (a), (b), (c) and (d)

During the three months ended March 31, 2006, NeoMedia issued 112,983,720 unregistered shares of common stock as consideration for the acquisitions of Mobot, Sponge, Gavitec, and 12Snap. NeoMedia did not receive any cash proceeds from the issuance of the shares.

Item 3.  Default upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 2, 2006, NeoMedia filed a definitive proxy statement, submitting to a vote of securities holders the following items: (i) re-election of its current five directors, (ii) ratification of Stonefield Josephson, Inc. as NeoMedia’s auditors for the fiscal year ended December 31, 2006, and (iii) an increase to the Company’s authorized common shares to 5 billion.  The shareholder meeting is scheduled for June 28, 2006.

Item 5.  Other Information

None.

Item 6. Exhibits and reports on form 8-K

(a) Exhibits:

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b)	Reports on Form 8-K:

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

NeoMedia filed a report on Form 8-K on February 22, 2006, with respect to Item 1.01, reporting that it had signed a definitive share purchase agreement under which it acquired all of the outstanding shares of Sponge Ltd. Of London, in exchange for £3,450,000 (approximately $6 million) cash and £6,550,000 (approximately $11.4 million) in shares of NeoMedia common stock. The agreement also calls for Sponge to earn an additional £2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of £1,300,000 (approximately $2.3 million) in net profits.

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

NeoMedia filed a report on Form 8-K on April 3, 2006, with respect to Item 8.01, reporting that Cornell Capital Partners had exercised warrants to purchase 20,000,000 shares of NeoMedia common stock, par value $0.01 per share. The warrants were issued to Cornell Capital on March 30, 2005 as a commitment fee for Cornell Capital entering into that certain Standby Equity Distribution Agreement, dated March 30, 2006 by and between NeoMedia and Cornell Capital. The warrants had an exercise price equal to $0.20 per share. In connection with the exercise of the 20,000,000 Warrants, NeoMedia received proceeds of $4,000,000.

NeoMedia filed amendment No. 1 to Form 8-K on May 3, 2006, with respect to Items 2.01 and 9.01, for the purposes of providing the required financial statements of Mobot, Inc.

NeoMedia filed amendment No. 1 to Form 8-K on May 8, 2006, with respect to Items 2.01 and 9.01, for the purposes of providing the required financial statements of 12Snap AG.

NeoMedia filed amendment No. 1 to Form 8-K on May 8, 2006, with respect to Items 2.01 and 9.01, for the purposes of providing the required financial statements of Gavitec AG.

NeoMedia filed amendment No. 1 to Form 8-K on May 9, 2006, with respect to Items 2.01 and 9.01, for the purposes of providing the required financial statements of Sponge Ltd.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
Registrant

Date: May 15, 2006	By: /s/ Charles T. Jensen
Charles T. Jensen, President, Chief Executive Officer, and Director

Date: May 15, 2006	By: /s/ David A. Dodge
David A. Dodge, Vice President,
Chief Financial Officer and principal accounting officer