Form 10-Q
period 2006-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2006-08-09
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________

FORM 10 - Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of July 21, 2006, there were 638,307,278 outstanding shares of the issuer's Common Stock, and 22,000 outstanding shares of the issuer’s Series C convertible preferred stock.

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30	December 31
	2006	2005
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$2,550	$2,291
Trade accounts receivable, net of allowance for doubtful accounts of $96 and $203, respectively	6,376	341
Inventories, net of allowance for obsolete & slow-moving inventory of $0	345	423
Investment in marketable securities	567	104
Prepaid expenses and other current assets	1,576	151
Total current assets	11,414	3,310

Leasehold improvements & property and equipment, net	781	236
Goodwill	50,943	1,099
Intangible assets, net	23,550	4,830
Cash surrender value of life insurance policy	778	769
Loan to Mobot (2005) and HipCricket (2006)	500	1,500
Other long-term assets	1,125	667
Total assets	$89,091	$12,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,695	$1,574
Amounts payable under settlement agreements	97	97
Liabilities of discontinued business unit	676	676
Taxes payable	1,187	80
Accrued expenses	3,918	1,844
Deferred revenues and other	3,894	898
Notes payable	2,417	3,015
Derivative financial instruments	12,407	---
Total current liabilities	30,291	8,184

Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued
and outstanding, liquidation value of $22,000 and accreted dividends of $616.	2,327	---

Shareholders’ equity:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 637,708,704 and
475,387,910 shares issued and 636,107,278 and 467,601,717 outstanding, respectively	6,361	4,676
Additional paid-in capital	153,410	106,456
Deferred stock-based compensation	(98)	(169)
Deferred equity financing costs	(13,256)	(13,256)
Accumulated deficit	(88,709)	(92,524)
Accumulated other comprehensive loss	(456)	(177)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ equity	56,473	4,227
Total liabilities and shareholders’ equity	$89,091	$12,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

* - Derived from NeoMedia’s audited financial statements for the year ended December 31, 2005.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended June 30
	2006	2005
NET SALES:
Technology license, service and products	$6,205	$277
Micro paint repair products and services	401	261
Total net sales	6,606	538

COST OF SALES:
Technology license, service and products	3,948	213
Micro paint repair products and services	569	237
Total cost of sales	4,517	450

GROSS PROFIT	2,089	88

Sales and marketing expenses	3,337	1,230
General and administrative expenses	2,697	444
Research and development costs	896	160
Stock based compensation expense	1,072	418

Loss from operations	(5,913)	(2,164)

Gain (loss) on extinguishment of debt	106	33
Interest (expense), net	(85)	(169)
Gain on derivative financial instruments	11,025	---

NET INCOME (LOSS)	5,133	(2,300)

Accretion of dividends on convertible preferred stock	(479)	---

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	4,653	(2,300)

Comprehensive Income (Loss)
Net income (loss)	5,133	(2,300)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	114	(87)
Foreign currency translation adjustment	(320)	(2)

COMPREHENSIVE INCOME (LOSS)	$4,927	$(2,389)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC	$0.01	$(0.01)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - DILUTED	$0.01	$(0.01)

Weighted average number of common shares--basic	632,402,254	448,777,048

Weighted average number of common shares--diluted	799,536,925	448,777,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Six Months Ended June 30
	2006	2005
NET SALES:
Technology license, service and products	$7,880	$569
Micro paint repair products and services	778	716
Total net sales	8,658	1,285

COST OF SALES:
Technology license, service and products	4,775	389
Micro paint repair products and services	988	510
Total cost of sales	5,763	899

GROSS PROFIT	2,895	386

Sales and marketing expenses	4,879	2,025
General and administrative expenses	4,023	1,047
Research and development costs	1,446	344
Stock based compensation expense	2,589	514

Loss from operations	(10,042)	(3,544)

Gain (loss) on extinguishment of debt	(1,858)	171
Interest (expense), net	(79)	(146)
Gain on derivative financial instruments	15,794	---

NET INCOME (LOSS)	3,815	(3,519)

Accretion of dividends on convertible preferred stock	(616)	0

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	3,199	(3,519)

Comprehensive Income (Loss)
Net income (loss)	3,815	(3,519)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	263	(129)
Foreign currency translation adjustment	(542)	9

COMPREHENSIVE INCOME (LOSS)	$3,536	$(3,639)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC	$0.01	$(0.01)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - DILUTED	$0.01	$(0.01)

Weighted average number of common shares--basic	580,485,463	443,301,430

Weighted average number of common shares--diluted	757,912,587	443,301,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,815	($3,519)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,431	354
Loss on early extinguishment of debt	1,858	—
Gain on derivative financial instruments	(15,794)	—
Stock-based compensation expense	2,724	514
(Increase) decrease in value of life insurance policies	(9)	9
Changes in operating assets and liabilities
Trade accounts receivable, net	(727)	(504)
Inventory	184	(21)
Other current assets	(1,013)	65
Accounts payable, amounts due under settlement agreements, liabilities in excess
of assets of discontinued business unit, and accrued expenses	(226)	(292)
Deferred revenue other current liabilities	1,328	(61)
Net cash used in operating activities	(6,429)	(3,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash acquired	(11,891)	—
Amounts issued under notes receivable	(500)	—
Investments	—	(500)
Acquisition related costs	(164)	—
Capitalization of software development and purchased intangible assets	(11)	(1,549)
Acquisition of property and equipment	(383)	(162)
Net cash used in investing activities	(12,949)	(2,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	14,066	—
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006 and $105 in 2005	210	4,302
Net proceeds from exercise of stock options and warrants	8,316	701
Borrowings under notes payable and long-term debt	—	9,932
Repayments on notes payable and long-term debt	(2,428)	(3,837)
Cash commitment fee for $100 million Standby Equity Distribution Agreement	—	(1,000)
Net cash provided by financing activities	20,164	10,098

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(527)	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	259	4,441

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,291	2,634

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,550	$7,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (received) during the period	$48	$47
Income taxes paid	—	—
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	263	—
Prepaid acquisition costs applied to purchase price	168	—
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C convertible preferred stock	594	—
Carrying value of promissory note and accrued interest paid in exchange for Series C convertible preferred stock	(3,208)	—
Fair value of shares issued to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	46,964	—
Change in net assets resulting from acquisitions of Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	62,656	—
Accretion of dividends on Series C convertible preferred stock	616	—
Fair value of outstanding warrants converted to liabilities	13,884	—
Portion of change in fair value of outstanding warrants converted to liabilities recorded to paid-in capital	3,790	—
Fair value of Series C convertible preferred stock (host instrument only)	4,908	—
Deferred stock-based financing costs associaed with Series C convertible preferred stock	3,198	—
Difference between net proceeds and recorded fair value of Series C convertible preferred stock	4,041	—
Advance receivable from Mobot, Inc. forgiven upon acquisition	1,500	—
Gain (loss) on extinguishment of debt paid in common stock	(106)	138
Fair value of stock issued for services and deferred to future periods	—	239
Direct costs associated with Standby Equity Distribution Agreement and Equity Line of Credit	—	1,204
Fair value of warrants issued as fees related to the $100 million Standby Equity Distribution Agreement	—	12,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries (“NeoMedia” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  Net income for the six months ended June 30, 2006 was $3,815,000 which includes a gain on Derivative Financial Instruments of $15,794,000. NeoMedia also reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $88,709,000 and a working capital deficit of $18,377,000 as of June 30, 2006.

In addition, NeoMedia has material liquidity events that could adversely affect its ability to continue as a going concern, primarily:

•
in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $25.5 million relating to the guarantees.

•
during the six months ended June 30, 2006, NeoMedia made cash payments totaling $2.1 million to silent partners of 12Snap, as partial payment under silent partner agreements put in place prior to the acquisition of 12Snap by NeoMedia. The agreements call for additional cash payments of $2.1million on or before December 31, 2006.

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

During the first quarter of 2006, following the completion of the acquisitions of 12Snap AG (“12Snap”), Sponge Ltd. (“Sponge”), Gavitec AG (“Gavitec”), Mobot, Inc. (“Mobot”), and BSD Software, Inc. (“BSD”), as well as the winding down of the NCIS business unit, NeoMedia restructured into the following three business units:

-
NeoMedia Mobile (NMM) - encompassing NeoMedia’s physical-world-to-internet and mobile marketing technologies branded under Qode®, 12Snap, Sponge, Gavitec and Mobot. During the second quarter of 2006, NeoMedia rebranded its PaperClick suite of products under the brand name Qode®.

-	NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

-	NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD

Reclassifications

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation, most notably, “License revenue” and “Resales of software and technology equipment and service fees”, which were formerly reported as separate line items on NeoMedia’s consolidated statement of operations, are now condensed into the category entitled, “Technology license, service & products.” This is primarily due to the winding down of the former NCIS business unit and consolidation of revenues relating to the NCIS unit into the NMM unit, as well as the addition of new revenue streams from Mobot, Sponge, Gavitec, 12Snap, and BSD that fall into the same general category.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As a result of the addition of the operations of Mobot, Sponge, Gavitec, 12Snap and BSD, and the issuance of the Series C convertible preferred stock during the six months ended June 30, 2006, NeoMedia is presenting certain significant accounting policies that were not applicable as of the filing of its last annual report for the year ended December 31, 2005.

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

Sales Taxes Payable

Sales taxes payable represents amounts collected on behalf of specific regulatory agencies that require remittance on a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. At June 30, 2006 sales taxes payable were $1,187,000, of which $838,000 were delinquent sales taxes assumed by NeoMedia in connection with its acquisitions, certain of which are subject to payment plans. In compliance with the Emerging Issues Task Force consensus on issue number 06-03, NeoMedia accounts for sales taxes on a net basis.

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

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a gross basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-19 (EITF 01-09) "Accounting for Consideration Given by Vendor to a Customer."  However, pursuant to EITF 01-09, the Company offsets any consideration given to its customers against revenue. Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s recently acquired subsidiaries 12Snap and Sponge follow this policy.

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

3. ACQUISITIONS

During the six months ended June 30, 2006, NeoMedia completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD.

Acquisition of Mobot

On February 9, 2006, NeoMedia and Mobot. (www.mobot.com) signed a definitive merger agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and 16,931,493 shares of NeoMedia common stock (2,604,845 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.3839, NeoMedia is obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares become saleable and $0.3839. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $3.7 million resulting from this clause. In addition to cash and stock, at closing NeoMedia forgave notes payable totaling $1,500,000 due from Mobot. This amount is considered other additional consideration in the purchase price allocation.

Mobot is a pioneer in visual search and recognition technology designed to make marketing effective and innovative using mobile devices. Launched in 2004 to help companies cultivate rewarding relationships with mobile phone users, Mobot gives marketers, content providers and carriers the tools to make it easy for any consumer with a camera phone to interact with their offerings. Mobot’s customers include, amongst others, ELLEgirl magazine, for which Mobot “turned on” advertisements throughout the magazine that linked to content and customer loyalty promotions on the mobile Internet; The Light Agency, who distributes Mobot’s visual search and recognition technology to the U.K. grocery sector through its award-winning mobile phone-based loyalty program with the Sainsburys-owned convenience store chain Jackson’s; and Warner Music Group’s U.S. sales and retail marketing company WEA Corp., running a snap-and-enter contest in music stores for music fans to win tailored offers, samples and discounts.

NeoMedia completed the acquisitions of Mobot, Sponge, Gavitec, and 12Snap in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 16,931,493 shares issued at $0.395 per share (1)	$6,688
Cash paid	3,500
Direct costs of acquisition	8
Advances to Mobot forgiven at acquisition	1,500
Total Fair Value of Purchase Price	11,696

Assets Purchased:
Cash and cash equivalents	$328
Accounts receivable	68
Other current assets	49
Property, plant & equipment	30
Intangible assets	13
Customer contracts and relationships	440
Capitalized software platform	4,200
Copyrighted materials	90
Goodwill	6,778
Total Assets Purchased	11,996

Less Liabilities Assumed:
Accounts payable	51
Accrued liabilities	132
Deferred revenue	117
Total Liabilities Assumed	300

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed is based on an independent valuation report obtained by the Company. The allocation is subject to change resulting from the purchase price guarantee contingency described above.

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

The accompanying consolidated statement of operations presented herein for the six months ended June 30, 2006, contains the results of operations for Mobot for the period from February 18, 2006, through June 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended June 30, 2006, contains the results of operations for Mobot for the entire three month period. Pro-forma results of operations for the three and six months ended June 30, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of Sponge

On February 20, 2006, NeoMedia and Sponge signed a definitive share purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Sponge in exchange for $6,141,000 cash and 33,097,135 shares of NeoMedia common stock (3,400,490 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). The agreement also calls for Sponge to earn an additional £2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of £1,300,000 (approximately $2.3 million) in net profits. On February 23, 2006, NeoMedia and Sponge completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.384, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.384, NeoMedia is obligated to compensate Sponge shareholders in cash for the difference between the price at the time the shares become saleable and $0.384. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $7.2 million resulting from this clause.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 33,097,135 shares issued at $0.395 per share (1)	$13,073
Cash paid	6,141
Direct costs of acquisition	194
Total Fair Value of Purchase Price	19,408

Assets Purchased:
Cash and cash equivalents	$177
Accounts receivable	617
Other current assets	35
Property, plant & equipment	53
Customer contracts and relationships	400
Capitalized software platform	1,300
Brand name	800
Copyrighted materials	50
Goodwill	16,692
Total Assets Purchased	20,124

Less Liabilities Assumed:
Accounts payable	190
Accrued liabilities	322
Other current liabilities	204
Total Liabilities Assumed	716

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed is based on an independent valuation report obtained by the Company. The allocation is subject to change resulting from the purchase price guarantee contingency described above.

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

The purchase agreement calls for the management of Sponge to earn an additional £2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning on February 23, 2006, the Sponge business earns in excess of £1,300,000 (approximately $2.3 million) in net profits, plus £1 of NeoMedia common stock for each £1 that earnings exceed £1,300,000 during the two-year period. No shares are to be issued pro rata if the earnings target is not met.

At the end of the two-year measurement period (February 22, 2008), if the earnings target is met, the financial impact on NeoMedia of the issuance of additional shares would be a proportionate increase of approximately $4.4 million in the long-term assets acquired from Sponge, with a corresponding increase in depreciation expense from the point of issuance forward. If the earnings target is not met, no additional shares would be issued and there would be no financial impact to NeoMedia. Pursuant to SFAS 141, NeoMedia has not allocated a value to the contingent consideration in the initial purchase price. Accordingly the final purchase price will not be determined until the conclusion of this contingency.

The accompanying consolidated statement of operations presented herein for the six months ended June 30, 2006, contains the results of operations for Sponge for the period from February 24, 2006, through June 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended June 30, 2006, contains the results of operations for Sponge for the entire three month period. Pro-forma results of operations for the three and six months ended June 30, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of Gavitec

On February 17, 2006, NeoMedia and Gavitec signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and 13,660,511 shares of NeoMedia common stock (1,366,051 of which are being held in escrow until December 31, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement). Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.389, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. On February 23, 2006, NeoMedia and Gavitec completed the closing requirements and the acquisition became effective. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.389, NeoMedia is obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares become saleable and $0.389. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $3.1 million resulting from this clause.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 13,660,511 shares issued at $0.386 per share (1)	$5,273
Cash paid	1,800
Direct costs of acquisition	114
Total Fair Value of Purchase Price	7,187

Assets Purchased:
Cash and cash equivalents	$74
Accounts receivable	173
Inventory	106
Other current assets	53
Property, plant & equipment	15
Intangible assets	3
Capitalized software platform	4,600
Copyrighted materials	50
Goodwill	2,611
Total Assets Purchased	7,685

Less Liabilities Assumed:
Accounts payable	113
Accrued liabilities	24
Deferred revenue	117
Other current liabilities	244
Total Liabilities Assumed	498

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed is based on an independent report obtained by the Company. The allocation is subject to change resulting from the purchase price guarantee contingency described above.
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

The accompanying consolidated statement of operations presented herein for the six months ended June 30, 2006, contains the results of operations for Gavitec for the period from February 24, 2006, through June 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended June 30, 2006, contains the results of operations for Gavitec for the entire three month period. Pro-forma results of operations for the three and six months ended June 30, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of 12Snap

On February 10, 2006, NeoMedia and 12Snap signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and 49,294,581 shares of NeoMedia common stock (6,319,818 of which are being held in escrow until June 30, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 28, 2006, NeoMedia and 12Snap completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.3956, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 9, 2006. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0. 3956, NeoMedia is obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares become saleable and $0.3956. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $11.4 million resulting from this clause.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has initially allocated as follows:

(Dollars in
Thousands)
Value of 49,294,581 shares issued at $0.394 per share (1)	$19,422
Cash paid	2,500
Direct costs of acquisition	114
Total Fair Value of Purchase Price	22,036

Assets Purchased:
Cash and cash equivalents	$465
Investment in marketable securities	951
Accounts receivable	2,683
Other current assets	554
Property, plant & equipment	224
Intangible assets	93
Customer contracts and relationships	400
Capitalized software platform	4,400
Brand name	1,600
Copyrighted materials	50
Goodwill	19,391
Total Assets Purchased	30,811

Less Liabilities Assumed:
Accounts payable	977
Accrued liabilities	1,990
Deferred revenue	1,434
Other current liabilities	225
Notes payable	4,149
Total Liabilities Assumed	8,775

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed is based on an independent valuation report obtained by the Company. The allocation is subject to change resulting from the purchase price guarantee contingency described above.

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

The accompanying consolidated statement of operations presented herein for the six months ended June 30, 2006, contains the results of operations for 12Snap for the period from March 1, 2006, through June 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended June 30, 2006, contains the results of operations for 12Snap for the entire three month period. Pro-forma results of operations for the three and six months ended June 30, 2006 and 2005 are presented at the end of this Note 3.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 7,123,698 shares issued at $0.352 per share (1)	$2,508
Direct costs of acquisition	7
Total Fair Value of Purchase Price	2,515

Assets Purchased:
Cash and cash equivalents	$55
Accounts receivable	1,733
Other current assets	13
Property, plant & equipment	61
Customer contracts and relationships	1,300
Copyrighted materials	130
Goodwill	4,402
Total Assets Purchased	7,694

Less Liabilities Assumed:
Accounts payable	2,424
Accrued liabilities	1,224
Notes payable	1,531
Total Liabilities Assumed	5,179

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed is based on an independent valuation report obtained by the Company.

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

The accompanying consolidated statement of operations presented herein for the six months ended June 30, 2006, contains the results of operations for BSD for the period from March 22, 2006, through June 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended June 30, 2006, contains the results of operations for BSD for the entire three month period. Pro-forma results of operations for the three and six months ended June 30, 2006 and 2005 are presented at the end of this Note 3.

Pro Forma Financial Information

Pro-forma results of operations as if NeoMedia was combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2006 are as follows:
	Three Months Ended June 30, 2006
							Pro-forma
							Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$6,606	$134	$420	$364	$2,225	$2,422	($5,565)	(A)	$6,606
Net income (loss)	$5,133	($236)	($156)	($138)	($428)	$231	$727	(A)	$5,133
Net income (loss) per share
Basic	$0.01						$ ---		$0.01
Fully diluted	$0.01						$ ---		$0.01
Weighted average common
shares outstanding
Basic	632,402,254						---		632,402,254
Diluted	799,536,925						---		799,536,925

	Six Months Ended June 30, 2006
							Pro-forma
							Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$8,658	$219	$1,224	$486	$6,231	$5,274	($7,589)	(B)	$14,503
Net income (loss)	$3,815	($619)	($38)	($290)	$115	$247	$420	(B)	$3,650
Net income (loss) per share
Basic	$0.01						$ ---	(C)	$0.01
Diluted	$0.01						$(0.01)	(C)	$0.00
Weighted average common
shares outstanding
Basic	580,485,463						71,521,146	(C)	652,006,609
Diluted	757,912,587						71,521,146	(C)	829,433,733

(A) Operations of each subsidiary were included in NeoMedia's consolidated operations for the entire three month period ended June 30, 2006.
(B) - Adjustments are to reflect operations of each acquisition from the closing date through June 30, 2006 and amortization of intangible assets for the period January 1, 2006 through the respective closing dates. Results of operations for each acquisition from its respective closing date through June 30, 2006 are included in NeoMedia's operations for the six months ended June 30, 2006. Closing dates for each acquisition were: Mobot (February 17, 2006); Sponge and Gavitec (February 23, 2006); 12Snap (February 28, 2006); and BSD (March 21, 2006).

(C) - Adjustment for shares that would have been issued in connection with acquisitions if they had occurred on January 1, 2006. Using the stock price around January 1, 2006, the pro forma number of shares that would have been issued was:
	Mobot	Sponge	Gavitec	12Snap	BSD	Total
Total stock consideration	$6,500,000	$11,400,000	$5,400,000	$19,500,000	$2,279,263	$45,079,263
NeoMedia stock price around January 1, 2006 (measurement date)	$0.290	$0.290	$0.290	$0.290	$0.290
Pro forma number of shares of NeoMedia to be issued as purchase price consideration	22,413,793	39,310,345	18,620,690	67,241,379	7,859,527	155,445,734

The adjustment between the reported and the pro forma number of weighted average shares outstanding is caused by (1) the weighting of the pro forma shares for the entire six month period ended June 30, 2006, whereas in the reported number the shares were only outstanding from the closing date through June 30, 2006, and (2) the number of pro forma shares being higher than the actual shares issued due to a lower stock price on the pro forma date of issuance.

Pro-forma results of operations as if NeoMedia was combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2005 are as follows:

	Three Months Ended June 30, 2005
							Pro-forma
						(B)	Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$538	$66	$451	$140	$2,050	$4,114	---		$7,359
Net income (loss)	($2,300)	($189)	($18)	($207)	($94)	$261	($724)	(A)	($3,271)
Net income (loss) per share-basic and diluted	($0.01)						$ ---	(B)	($0.01)
Weighted average common shares outstanding	448,777,048						172,717,482	(B)	621,494,530

	Six Months Ended June 30, 2005
							Pro-forma
						(B)	Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$1,285	$165	$935	$392	$3,486	$4,114	---		$10,377
Net income (loss)	($3,519)	($382)	$119	($255)	($676)	$261	($1,447)		($5,899)
Net income (loss) per share-basic and diluted	($0.01)						$ ---	(B)	($0.01)
Weighted average common shares outstanding	443,301,430						172,717,482	(B)	616,018,912

(A) - Adjustment for amortization of intangible assets for the periods presented.
(B) - Adjustment for shares that would have been issued in connection with acquisitions if they had occurred on January 1, 2006. Using the stock price around January 1, 2006, the pro forma number of shares that would have been issued was:
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

Intangible Assets

As of June 30, 2006, NeoMedia had intangible assets with a cost as follows:

As of June 30, 2006, NeoMedia had intangible assets with a cost as follows:
	(in thousands)
	12 Snap	Sponge	Gavitec	Mobot	BSD	Other	Total
Customer Contracts	$400	$400	$0	$440	$1,300	$113	$2,653
Proprietary Software	4,400	1,300	4,600	4,200	0	817	15,317
Brand Name	1,600	800	0	5	0	0	2,405
Copyrighted Materials	177	50	50	90	130	49	546
Patents & Formulations	0	0	0	10	0	6,683	6,693
Goodwill	19,391	16,692	2,611	6,778	4,402	1,069	50,943
Total	$25,968	$19,242	$7,261	$11,523	$5,832	$8,731	$78,557

Accumulated amortization on NeoMedia's intangible assets as of June 30, 2006, was:

	(in thousands)
	12 Snap	Sponge	Gavitec	Mobot	BSD	Other	Total
Customer Contracts	$27	$28	$0	$32	$87	$55	$229
Proprietary Software	210	65	232	220	0	640	1,367
Brand Name	53	28	0	2	0	0	83
Copyrighted Materials	3	4	3	7	9	24	50
Patents & Formulations	0	0	0	1	0	2,334	2,335
Goodwill	0	0	0	0	0	0	0
Total	$293	$125	$235	$262	$96	$3,053	$4,064

The carrying value of NeoMedia's intangible assets as of June 30, 2006 was:

	(in thousands)
	12 Snap	Sponge	Gavitec	Mobot	BSD	Other	Total
Customer Contracts	$373	$372	$0	$408	$1,213	$58	$2,424
Proprietary Software	4,190	1,235	4,368	3,980	0	177	13,950
Brand Name	1,547	772	0	3	0	0	2,322
Copyrighted Materials	174	46	47	83	121	25	496
Patents & Formulations	0	0	0	9	0	4,349	4,358
Goodwill	19,391	16,692	2,611	6,778	4,402	1,069	50,943
Total	$25,675	$19,117	$7,026	$11,261	$5,736	$5,678	$74,493

Estimated future amortization expense on NeoMedia's intangible assets is expected to be:

	(in thousands)
	Customer Contracts	Proprietary Software	Brand Name	Copyrighted Materials	Patents & Formulations	Goodwill	Total
2006	$268	$1,065	$120	$43	$264	$0	$1,760
2007	535	2,130	241	86	528	0	3,520
2008	535	2,130	241	86	528	0	3,520
2009	535	2,098	241	86	528	0	3,488
2010	471	2,071	240	86	528	0	3,396
Thereafter	80	4,456	1,239	109	1,982	0	7,866
Total	$2,424	$13,950	$2,322	$496	$4,358	$0	$23,550

It is important to note that actual amortization expense could differ materially from the table due to subjective factors such as changes in assumptions of useful lives or impairment charges.

The weighted average remaining life for the intangible assets was approximately 6.9 years as of June 30, 2006.

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

HipCricket is a leading mobile marketing firm that provides innovative, custom solutions to broadcasters and brand marketers. Today, HipCricket works with radio groups across the U.S. as well as with some 40 major brand marketers. HipCricket combines senior marketing expertise with state-of-the-art mobile and event marketing technologies to offer clients unprecedented interactivity with their consumers, viewers, listeners or customers on a one-to-one personal level.

4. FINANCING

Securities Purchase Agreement - Series C Convertible Preferred Stock

The Company entered into a Securities Purchase Agreement, dated February 17, 2006 (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase 8% cumulative Series C convertible preferred stock to be fully converted three (3) years from the date of issuance in the aggregate amount of $22,000,000. Net consideration from this arrangement amounted to $17,854,000, comprised of cash of $14,066,000, marketable securities with a calculated fair value of $579,000 and a purchase value of $2,000,000, and the extinguishment of $3,209,000 of preexisting indebtedness. In addition, the Purchaser withheld $2,725,000 commitment and structuring fees from the gross proceeds. The Agreement also provides for the issuance to the Purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company's common stock. The Agreement also calls for the purchasers to acquire an additional $5,000,000 of Series C convertible preferred stock on the date a registration statement filed by the Company is declared effective by the U.S. Securities and Exchange Commission. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, (ii) achieve effectiveness within a stated period and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 1% of the principal per month, but in no event shall consideration paid as liquidating damages exceed $1,200,000.

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

Under the Agreement, the Purchasers also received “A” warrants, “B” warrants and “C” warrants to purchase an aggregate of up to 75,000,000 shares of common stock. The warrants are exercisable in three separate traunches at a price of $0.50, $0.40 and $0.35 respectively per share, subject to adjustment, included under anti-dilution protection similar to that described above. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive days.

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

•
If the Company offers, sells or grants stock at an effective per share price less than the then Conversion Price, then the Conversion Price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents;

At February 17, 2006, a summary of the transaction is as follows:

Instrument:
Convertible Preferred Stock (1)	$1,711,000
Common stock warrants (2)	16,172,000
Embedded conversion feature	1,935,000
Debt extinguishment loss (3)	(1,964,000)
Total gross proceeds	$17,854,000

(1)
The discount to the face value of the 8% cumulative Series C convertible preferred stock that resulted from the allocation along with deferred costs is being accreted through periodic charges to additional paid-in capital using the effective interest method. Accretion of the deferred costs amounted to $480,000 and $0 during the three months ended June 30, 2006 and 2005, respectively, and $617,000 and $0 during the six months ended June 30, 2006 and 2005, respectively.

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

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $2,327,000, net of unaccreted deferred cost of $24,953,000, at June 30, 2006. Face value of Series C convertible preferred stock at June 30, 2006 is $22,000,000. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2006:

(Assets) Liabilities:	June 30, 2006
Cornell warrants	$6,480,000
Embedded conversion feature	1,031,000
Other warrants (1)	4,896,000
$12,407,000

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $13,883,000 and $4,702,000 on February 17, 2006 and June 30, 2006, respectively. The decrease in fair value of these other derivative financial instruments resulted from a decrease in NeoMedia’s share price between February 17, 2006 and June 30, 2006. The change in fair value is reported as “Gain on Derivative Financial Instruments” in the accompanying condensed consolidated statement of operations. These warrants will be reclassified to stockholders’ equity when the Company reacquires the ability to share-settle the instruments.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at June 30, 2006:

Shares of common stock
Cornell warrants	75,000,000
Embedded conversion feature (1)	116,804,124
Other warrants	33,325,000
225,129,124

(1)
The terms of the embedded conversion features (ECF) in the Series C convertible preferred stock provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the ECF was convertible as of June 30, 2006 was calculated as the face value of $22,000,000 plus assumed dividends of $660,000 if declared, divided by 97% of the lowest closing bid price for the 30 trading days preceding June 30, 2006.

Derivative income for the six months ended June 30, 2006 and 2005 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $15,794,000 and $0, respectively, and is reported as “Gain on Derivative Financial Instruments” in the accompanying condensed consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the Cornell financing and those reclassified as described above are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of June 30, 2006 are as follows:

Holder	Cornell Capital Partners	Other
Instrument	Warrants	Warrants
Exercise price	$0.35 - $0.50	$0.01 - $3.45
Term (years)	5.0	1.0 - 5.0
Volatility	70.80%	52.56% -70.80%
Risk-free rate	3.65%	3.65%

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

Standby Equity Distribution Agreements with Cornell

On October 27, 2003, NeoMedia and Cornell entered into a $20 million Standby Equity Distribution Agreement (the “2003 SEDA”). The agreement provided for a maximum “draw” of $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell will purchase up to $20 million of the Company’s common stock over a two-year period. The SEDA became effective during January 2004, and expired after a two-year term in January 2006. During the six months ended June 30, 2006 and 2005, NeoMedia sold 751,880 and 14,257,025 shares of its common stock to Cornell pursuant to the 2003 SEDA. The following table summarizes funding received from Cornell during the six months ended June 30, 2006 and 2005:

	2006				2005
				Six			Six
				Months			Months
	First	Second		Ended	First	Second	Ended
	Quarter	Quarter		June 30	Quarter	Quarter	June 30

Number of shares sold to Cornell	751,880		---	751,880	6,998,931	7,258,094	14,257,025

Gross Proceeds from sale of shares	$234,000	$	---	$234,000	$1,709,000	$3,219,000	$4,928,000
Less: discounts and fees*	(24,000)		---	(24,000)	(204,000)	(489,000)	(693,000)
Net Proceeds from sale of shares	$210,000	$	---	$210,000	$1,505,000	$2,730,000	$4,235,000

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

As a commitment fee for Cornell to enter into the 2005 SEDA, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share, and a term of three years, and also paid a cash commitment fee of $1 million. During the six months ended June 30, 2006, Cornell exercised 40 million of the warrants, generating cash proceeds of $8 million to NeoMedia. NeoMedia also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee in connection with the 2005 SEDA, which have not been exercised. As of June 30, 2005, NeoMedia recorded the $12.3 million fair value of the warrants to “Deferred equity financing costs” and, upon effectiveness of the 2005 SEDA, will amortize this amount to additional paid-in capital straight-line over the two-year life of the 2005 SEDA.

Promissory Note Payable to Cornell

On March 30, 2005, NeoMedia borrowed from Cornell the principal amount of $10,000,000 before discounts and fees in the form of a secured promissory note. Cornell withheld structuring and escrow fees of $68,000 related to the note. The note was originally scheduled to be repaid at a rate of $1,120,000 per month commencing May 1, 2005, which was subsequently changed to $840,000 per month, continuing until principal and interest were paid in full. The note accrued interest at a rate of 8% per annum on any unpaid principal. In connection with the note, NeoMedia and Cornell entered into a Security Agreement under which the note was secured by all of NeoMedia's assets other than its patents and patent applications. NeoMedia also escrowed 25,000,000 shares of its restricted common stock as security for the note. During the period from March 30, 2005 through January 9, 2006, NeoMedia made payments against the principal totaling $7,210,000. On February 17, 2006, NeoMedia retired the balance of the principal in the amount of $2,790,000, plus accrued interest of $419,000, from the proceeds of the Series C convertible preferred financing arrangement with Cornell. In connection with the payment and issuance of the Series C convertible preferred stock, NeoMedia recognized a loss on extinguishment of debt of $1,964,000 during the six months ended June 30, 2006.

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

The investments in marketable securities are summarized as follows:

	As of June 30, 2006
		Unrealized	Unrealized	Fair
	Cost	Holding Gain	Holding Losses	Value

Available-for-sale	$639,000	$-	($72,000)	$566,667

Held to maturity	$379,000	$-	$-	$379,000

Held to maturity securities consist of four notes receivable from PUPS with a face value of $1,365,000 and a fair value of $379,000. The fair value of $379,000 is recorded in other long-term assets on the consolidated balance sheet as of June 30, 2006. The notes are delinquent and accrue interest at rates between 12 - 24%. NeoMedia has not recorded any interest since the Company is using the cost recovery method.

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

It is not practicable to estimate the fair value of the Company’s 17% investment in the common stock of i-Point Media Ltd. and its investments of 250,000 shares of preferred stock of Intactis Software, Inc., because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. During the year ended December 31, 2005 NeoMedia took an impairment of the carrying values of its investments in iPoint-media and Intactis of $530,000 and $250,000, respectively. No impairment charge was taken during the six months ended June 30, 2006. The net carrying value of these investments were $470,000 as of June 30, 2006.

For all available-for-sale investment securities, the carrying values represents fair value of the securities and unrealized gain (losses) that are other than temporary are recognized as other comprehensive income (loss). NeoMedia does not hold these securities for speculative or trading purposes. Also see Note 5.

7. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net loss attributable to the stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include in-the-money stock options and warrants, and convertible preferred stock instruments. The effect on weighted average shares outstanding of dilutive potential shares during the three and six months ended June 30, 2006 is as follows:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
In-the-money options and warrants	66,695,100	75,508,850
Convertible Preferred Stock (on an as converted basis - June 30, 2006) (1)	116,579,361	116,579,361
	183,274,461	192,088,211

(1) - The terms of the embedded conversion features (ECF) in the Series C convertible preferred stock provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the ECF was convertible as of June 30, 2006 was calculated as the face value of $22,000,000 plus assumed dividends of $660,000 if declared, divided by 97% of the lowest closing bid price for the 30 trading days preceding June 30, 2006.

During the three and six months ended June 30, 2005, the Company reported net loss per share, and as such basic and diluted loss per share were equivalent. The number of outstanding options and warrants excluded from the computation of loss per share, because of the anti-dilutive effect is as follows:

June 30, 2005
Outstanding Stock Options	78,847,971
Outstanding Warrants	72,775,000

8. STOCK BASED COMPENSATION

At June 30, 2006, NeoMedia has four employee stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan, the 2003 Stock Option Plan, and the 2005 Stock Option Plan) and one employee stock compensation plan (the 2003 Stock Incentive Plan) (collectively, the “Plans”). Prior to January 1, 2006, NeoMedia accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123(R)”). No stock-based employee compensation cost was recognized in the statement of operations for the fiscal years or interim periods ended prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, NeoMedia adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, NeoMedia’s net income for the three and six months ended June 30, 2006 is $1,111,000 and $2,589,000  lower respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 is lower by less than $0.01 per share period than it would have been if NeoMedia had not adopted Statement 123(R). Earnings per share attributable to common shareholders for the three and six months ended June 30, 2006 is lower by less than $0.01 per share in each period than it would have been if NeoMedia had not adopted Statement 123(R). Estimated income tax benefits recognized during the three and six months ended June 30, 2006 were offset by a valuation allowance since realization was not reasonably assured.

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

The following table illustrates the effect on net loss and loss per share if NeoMedia had applied the fair value recognition provisions of Statement 123(R) to options granted under NeoMedia’s stock option plans in 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net Loss, as reported	($2,300)	($3,519)

Add: stock-based employee compensation
expense included in reported net income,
net of related tax effects	---	---

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(1,051)	(1,404)
Pro-forma net loss	($3,351)	($4,923)

Net Loss per share:
Basic and diluted - as reported	($0.01)	($0.01)
Basic and diluted - pro-forma	($0.01)	($0.01)

Note that the above pro forma disclosures are provided for the three and six months ended June 30, 2005 because employee stock options were not accounted for using the fair-value method during those periods.

The Plans permit the grant of share options and shares to NeoMedia’s employees, board of directors, and outside consultants. NeoMedia believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of NeoMedia’s stock at the date of grant; those option awards generally vest over a period of 3 years and have 10-year contractual terms. Shares granted upon the exercise of stock options are newly issued shares. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because Black-Scholes valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the expected impact on future stock price of expected future revenue and earnings, historical volatility of NeoMedia’s stock, and other factors. NeoMedia uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

	Three and Six months ended June 30,
	2006	2005
Volatility	56%	431% - 446%
Expected dividends	---	---
Expected term (in years)	3	3
Risk-free rate	4.35%	4.50%

As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia’s volatility decreased significantly for stock based compensation granted during the six months ended June 30, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years.

A summary of option activity under the Plans as of June 30, 2006, and changes during the six months then ended is presented below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(in years)	(In thousands)

Outstanding at January 1, 2006	100,041	$0.18
Granted	25,300	$0.37
Exercised	(2,231)	$0.14
Forfeited	(4,113)	$0.21
Outstanding at June 30, 2006	118,997	$0.22	8.6	$7,793

Vested or expected to vest at June 30, 2006	73,362	$0.16	8.2	$7,329

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $0.11. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $411,000. Total cash received from options exercised was $316,000 and $695,000 for the six months ended June 30, 2006 and 2005, respectively.

A summary of the status of NeoMedia’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:
		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2006	44,215	$0.18
Granted	15,600	$0.12
Vested	(11,606)	$0.19
Forfeited	(2,574)	$0.21
Nonvested at June 30, 2006	45,635	$0.24

As of June 30, 2006, there was $9,065,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

9. SEGMENT REPORTING
As of June 30, 2006, NeoMedia was structured and evaluated by its Board of Directors and Management as three distinct business units:

-	NeoMedia Mobile (NMM) - encompassing NeoMedia’s physical-world-to-internet and mobile marketing technologies branded under Qode, 12Snap, Sponge, Gavitec and Mobot

-	NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

-	NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD

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

Consolidated net sales and net income (loss) for the three and six month periods ended June 30, 2006 and 2005, and identifiable assets as of June 30, 2005 and 2006 by geographic area were as follows:
	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales:
United States	$501	$358	$943	$968
Germany	4,572	---	4,789	---
United Kingdom	1,038	---	1,338	---
Canada	190	180	583	317
Italy	118	---	805	---
Other	187	---	200	---
	$6,606	$538	$8,658	$1,285

Net Income (Loss):
United States	$5,731	($2,133)	$4,760	($3,133)
Germany	(48)	---	(538)	---
United Kingdom	(239)	---	(170)	---
Canada	(151)	(167)	(555)	(386)
Italy	(39)	---	499	---
Other	(121)	---	(181)	---
	$5,133	$(2,300)	$3,815	$(3,519)

Identifiable Assets
United States (1)	$80,212
Germany	2,671
United Kingdom	516
Canada	5,692
	$89,091

(1) - For segment reporting purposes, goodwill and intangible assets of acquired subsidiaries are assumed to be located at NeoMedia headquarters in the United States.

Consolidated net sales, net operating losses for the three and six month periods ended June 30, 2006 and 2005, and identifiable assets as of June 30, 2006, by business unit were as follows:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales:
NeoMedia Mobile (1)	$3,268	$153	$4,711	$173
NeoMedia Telecom Services (2)	2,937	---	3,169	---
NeoMedia Micro Paint Repair	401	261	778	716
NeoMedia Consulting & Integration Services (3)	---	124	---	396
	$6,606	$538	$8,658	$1,285

Net Income (Loss:)
NeoMedia Mobile (1)	($3,083)	($543)	($4,847)	($865)
NeoMedia Telecom Services (2)	217	---	(183)	---
NeoMedia Micro Paint Repair	(755)	(275)	(1,206)	(347)
NeoMedia Consulting & Integration Services (3)	---	(583)	-	(925)
Corporate overhead	(2,271)	(899)	(5,743)	(1,382)
Charges related to convertible preferred stock sale	11,025	---	15,794	---
	$5,133	($2,300)	$3,815	($3,519)

Identifiable Assets
NeoMedia Mobile (1)	$77,653
NeoMedia Telecom Services (2)	2,847
NeoMedia Micro Paint Repair	4,690
NeoMedia Consulting & Integration Services (3)	---
Corporate	$3,901
	$89,091

 (1) - NeoMedia Mobile consists of NeoMedia's qode® and patent business, Mobot, Sponge, Gavitec, and 12Snap. Mobot operations are included in NeoMedia's consolidated financial results for the period February 18, 2006 through June 30, 2006. Gavitec and Sponge operations are included in NeoMedia's consolidated financial results for the period February 24, 2006 through June 30, 2006. 12Snap operations are included in NeoMedia's consolidated financial results for the period March 1, 2006 through June 30, 2006.

(2) - NeoMedia Telecom Services consists of the operations of BSD Software, Inc., acquired March 21, 2006, and included in NeoMedia's consolidated financial results for the period March 22, 2006 through June 30, 2006.

(3) - NeoMedia Consulting & Integration Services business unit was wound down during the first quarter of 2006 and combined with the NeoMedia Mobile business unit. Results from operations previously included in this business unit are now included in the NeoMedia Mobile business unit

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.

11. INVENTORY

Inventories, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2006:

(dollars in thousands)
June 30, 2006
Raw materials	$97
Work-in-process	9
Finished goods	239
Total	$345

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of June 30, 2006:

(dollars in
thousands)
Accruals related to silent partner agreements	$1,436
Accrued legal and accounting costs	311
Accruals for disputed services	794
Accrued operating expenses	945
Payroll related accruals	432
Total	$3,918

13. COMMITMENTS AND CONTINGENCIES

NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases. NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities. NeoMedia is also party to various consulting agreements that carry payment obligations into future years. Additionally, NeoMedia issued Series C convertible preferred shares with face value of $22,000,000 (and a commitment for an additional $5,000,000 purchase by the purchasers under the same terms) that are subject to conversion no later than February 17, 2009. NeoMedia holds notes payable to certain vendors and silent partners of an acquired subsidiary that mature at various dates in the future.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(dollars in thousands)
				Series C
		Vendor &		Convertible
	Operating	Consulting	Notes	Preferred
	Leases	Agreements	Payable	Stock	Total
2006 (remaining six months)	$473	$271	$2,386	$ ---	$3,130
2007	783	340	31	---	1,154
2008	501	156	---	---	657
2009	190	39	---	27,000	27,229
2010	58	---	---	---	58
Thereafter	42	---	---	---	42
Total	$2,047	$806	$2,417	$27,000	$32,270

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

In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $25.5 million relating to the guarantees. On June 21, 2006, NeoMedia filed a registration statement on Form S-3 which included the consideration shares issued to acquire Mobot, Sponge, Gavitec, and 12Snap, among others, which was subsequently withdrawn. NeoMedia intends to file a new registration statement on form S-3 to cover these areas. At current stock prices, NeoMedia does not believe that it will be able to generate enough cash to satisfy the purchase price guarantees if and when they become due, which is expected to occur upon effectiveness of the registration statement. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved.

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

Wayside Solutions, Inc., a corporation affiliated with BSD, provided financing services to BSD prior to the acquisition. Prior to the acquisition, NeoMedia reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. During June 2006, NeoMedia issued 3,721,698 shares of its common stock in satisfaction of the debt and accrued interest. NeoMedia valued the stock at $0.227 per share, which was the last sale price on the date of issuance.

During June 2006, NeoMedia issued 1,512,093 shares of its common stock in satisfaction of the debt and accrued interest due to Guy Fietz, CEO, President and a shareholder of BSD, and now Vice President and General Manager of NeoMedia Telecom Services. NeoMedia valued the stock at $0.24 per share, which was the last sale price on the date of issuance.

NeoMedia also assumed amounts due to former BSD shareholders which bear interest at rates varying from 0%-10% per annum, are unsecured and due on demand and are subject to cash payment plans. Amounts due under such arrangements were $60,000 as of June 30, 2006.

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

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of Micro Paint Repair products to Automart that has not yet been recognized in revenue as of June 30, 2006. If and when collectibility is reasonably assured, NeoMedia expects to recognize revenue for these shipments. The amount of $571,000 is included in deferred costs as of June 30, 2006.

Pick Ups Plus and Automotive Preservation

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc. (“PUPS”)(OTCBB:PUPS) restricted common stock. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In addition, on February 17, 2006, NeoMedia acquired an additional 20,000,000 shares of PUPS common stock from Cornell Capital Partners acquired from the proceeds of the Series C convertible preferred stock sale. The total of 28,333,333 shares owned represent approximately 19.75% of PUPS outstanding shares (based on 143,482,281 PUPS shares outstanding as of March 15, 2006). Because the investment represents less than 20% of PUPS outstanding shares, and because NeoMedia does not exercise significant influence over PUPS operations or decision making, NeoMedia has recorded the investment as available for sale securities and reported at fair value. As of June 30, 2006, NeoMedia has recorded an unrealized holding loss of $72,000 due to the decrease in the quoted market price of PUPS common stock.

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

Patent Issuance

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

15. SUBSEQUENT EVENTS

On July 26, 2006, NeoMedia signed a an operating agreement with Shang Fang Wei Ye Technology Development Limited Company (“Shang Fang”), a subsidiary of Beijing Sino-U.S. Jinche Yingyang Auto Technological Services Ltd., to introduce and market NeoMedia’s patented qode direct-to-Web technology in key markets in Asia. Under the operating agreement, NeoMedia’s primary role will be as the main interface to mobile operators, with the company primarily responsible for demonstrating environments as well as developing demonstration products for mobile systems, service network environment enablers, and mobile application solutions and services. Shang Fang’s primary role will be to provide an interface with various Asian governments as well as to identify and help negotiate with potential commercial partners of qode® in that part of the world.

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

To this end, during the second half of 2005 and the first half of 2006, NeoMedia made the following strategic maneuvers:

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

March 2006:	completed acquisition of BSD Software, creating the NeoMedia Telecom Services (NTS) business unit

July 2006:	Signed agreement to work to introduce Qode technology into China through partner agreement

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

2006 Developments for New Acquisitions

Mobot

Mobot continued to build on its pioneering leadership of the mobile image recognition industry. Mobot announced an expanded relationship with Hachette Filipacchi Media and delivered a first-of-its-kind nationwide (U.S. & Can.) campaign for Starbucks.

ELLE Magazine, published by Hachette, is launching an interactive shopping program called EWish, based on Mobot technology and services. EWish allows readers to add products to their personalized web page by taking pictures of magazine advertisements and product images, and sending these to Mobot. Mobot servers catalog the requests and image recognition is used to link the correct products and content to the user’s web page at elle.com. The premiere issue for EWish is October, 2006.

Starbucks Summer Pursuit is a mobile scavenger hunt that combines the use of text messaging and picture messaging to create a uniquely creative consumer experience. Users answer questions by using their camera phone to take and send a picture to Mobot. Mobot image recognition servers are then used to determine if the answer is correct. The solution also supports text based answers for non-camera phone users. The Mobot platform is used to deliver the entire mobile experience and game play. Consumers are playing for the chance to win a trip to Costa Rica, among other incentives and prizes.

Sponge

Sponge has continued to broaden its client base in the second quarter with an increasing range of products aimed at media groups, agencies and carriers. Media successes included increased activity for IPC magazines and News International. On the TV front Sponge ran its first promotions in Sweden and Norway for Big Brother. Sponge has also worked on a number of brand promotions, including: a major specialist motorcycle magazine; on-pack text-to-win mechanics for a major soft drinks brand to coincide with the World Cup as well as other drinks and confectionary brands.

Also launched was a pan-European, eight-country trade promotion for TaylorMade®-adidas® Golf incorporating a customized mobile phone solution to drive sales by incentivizing retail sales personnel. The Sales Incentive Text-to-Win application recognizes in-store staff by their account number and name included in an inbound SMS message, and automatically submits valid entrants into the next of a number of prize draws. In June, Sponge also reached agreement to supply marketing solutions to Vodafone for their customers.

At the recent Promotional Marketing Awards in the U.K., Sponge saw its agency partners win all but two of the awards for campaigns incorporating mobile marketing -- including the Best of Show 'Grand Prix' prize.

Gavitec

Gavitec continues to successfully market its  Products in ScanCommerce (Exio / MD-20) and Enterprise Solutions (Lavasphere - the award winning technology turning cellular phones into code-readers) through mobile solutions partners to clients including McDonald’s Portugal,  Amnesty International, Malaysian Railways, World Soccer Games 2006,  EMT (Empresa Malagueña de Transportes),  a Spanish public transport company  and Ströer, an OOH (Out-Of-Home) Media Company. TopSolutions, a leading software development and systems integration house, is Gavitec’s mobile solutions partner for McDonald’s Portugal, which is running a large scale mobile-couponing program. EMT continued to run a pilot that gave EMT the distinction of being the first Spanish public transport company effectively and successfully using mobile ticketing. Through the use of Gavitec technology, EMT passengers are now able to pay for and receive bus tickets using their own mobile phones.  Omniprime together with the Government of Malysia implemented Gavitec technology in the public transportation railways. In Kaiserslautern, Germany - one of the 2006 World Cup arenas - consumers could call for Beer (Bieralarm) while using a Gavitec-enabled solution provided by REA and Bitburger Beer. Gavitec optimized Ströer sales-force and services using its Lavasphere product.

On the technological front, Gavitec furthered the development of its code-reading capabilities adding QR-Engine on JAVA to augment its existing DataMatrix technology on JAVA. Now, the engine  will  be downloadable  via Internet or telephone connection to a considerable number of mobile phones, providing the opportunity to distribute the innovative software to a broader audience through business-to-consumer, mass market to incubate new applications.

12Snap

In the second quarter of 2006, 12snap again reached consumers far beyond its headquarters in Germany and offices in the UK, Italy and Sweden.  Through campaigns for such high profile brand names as Adidas, Coca-Cola, Ferrero, and McDonald’s, 12snap enabled millions of consumers throughout the EMEA (Europe, Middle East & Africa) region to participate in high-quality and entertaining mobile marketing campaigns. This scale and geographic reach also allowed 12snap to strengthen its technology to be compatible with the different carriers and handsets available in the EMEA. Additionally, new client wins such as Lufthansa helped to further strengthen 12snap’s strong position among marketers who want to use the mobile phone as an effective and interactive marketing tool.

NeoMedia Telecom

NeoMedia Telecom is currently in the final stages of completing the successful transition of some of its key customers to a new Canadian Interchange (IXC) carrier network, which provides both 1010 dial-around and 900 service nationally. The company is already experiencing a positive impact from this transition in two ways: (1) several customers who were regional are expanding to a national billing strategy, and (2) NeoMedia Telecom has been able to reduce costs by moving from local exchange carriers (LEC’s) to the new IXC, which is a non-tariffed (regulated rates) national network.

Consulting & Integration Services Business Unit

As part of the acceleration of global expansion in the Mobile and Micro Paint business units, as well as the creation of the NeoMedia Telecom Services (NTS) business unit through the BSD acquisition, NeoMedia also decided in February 2006 to wind down its legacy NeoMedia Consulting & Integration Services (NCIS) business unit. The NCIS unit consisted of client-server equipment and related software resales. The resale market has been commoditized over the past several years, and NeoMedia believes its resources are better spent on the development and commercialization of its NMM, NMPR and NTS business units. Certain of the proprietary products associated with the NCIS business, such as PDF-417 and Maxicode print encoder software and WISP migration tools, will be retained by NeoMedia and consolidated with the NMM unit. NeoMedia does not intend to pursue additional resales of hardware and software or integration services not directly related to its other business units.

Accounting Treatment of Series C Convertible Preferred Stock

In connection with the accounting treatment of the Series C convertible preferred stock sale, NeoMedia recognized a gain on derivative financial instruments of $11,025,000 and $15,794,000 during the three and six month periods ended June 30, 2006, respectively. The gain is due to the change in fair value of derivative financial instruments resulting from a decrease in NeoMedia’s stock price from $0.389 per share on the date of the Series C convertible preferred stock sale (February 17, 2006) to $0.231 per share on June 30, 2006. The fair value of the derivative financial instruments at each measurement date correlates to NeoMedia’s stock price at the same date. As a result, NeoMedia’s net income varies significantly from its cash flow from operations during the three and isx months ended June 30, 2006. In future periods, NeoMedia’s earnings could fluctuate dramatically from quarter to quarter if its stock price is significantly different from the stock price at the end of the previous measurement period. Because NeoMedia cannot guarantee that it has enough authorized shares to net share settle the Series C convertible preferred stock, the change in fair value of derivative instruments will be recorded to NeoMedia’s statement of operations each reporting period until the Series C convertible preferred stock is fully converted.

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

Financial Instruments and Concentrations of Credit Risk. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, notes payable, derivative financial instruments, other current liabilities and convertible preferred stock. Management believes the carrying values of cash and cash equivalents, accounts payable, accounts payable and accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible preferred stock is estimated on June 30, 2006 to be approximately $17,937,000.

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

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), "Accounting for Consideration Given by a Vendor to a Customer."  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s recently acquired subsidiaries 12Snap and Sponge follow this policy. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

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

Income Tax Valuation Allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of June 30, 2006 and 2005.

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

Stock-Based Compensation

NeoMedia adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) on January 1, 2006, using the prospective method for stock option grants prior to January 1, 2006 and the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2006. As a result, the unamortized compensation expense from stock options granted prior to January 1, 2006 is not included in the statement of operations. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values. Under the modified-prospective transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by NeoMedia’s estimate of forfeitures of all unvested awards.

Prior to January 1, 2006, NeoMedia accounted for its stock-based compensation plans under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”). Under APB 25, when the exercise price of options granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded.  When the exercise price of options granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Had NeoMedia accounted for stock based compensation under the fair value method during the three and six months ended June 30, 2005, net loss would have been higher by $1.1 million and $1.4 million, respectively, during these periods, causing no change to the reported net loss per share of $0.01 for the three and six month periods ending june 30, 2005.

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

Approximately 82% and 74% of the stock-based compensation expense recorded in the three and six months ended June 30, 2006 respectively relates to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates for these options have not been changed.

As of June 30, 2006, there was $9.1 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under NeoMedia’s option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.4 years. The amount of stock-based compensation expense to be recorded in any future period cannot be exactly predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

One of the key components used in calculating the fair value of stock options is the volatiliy of the underlying stock. As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia’s volatility decreased significantly for stock based compensation granted during the six months ended June 30, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years.

Effect Of Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Emerging Issues Task Force issue number 06-03 has been adopted early by NeoMedia in the first quarter of 2006. The implementation of EITF 06-03 had no impact on current or historical financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by the Company on January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48; however, does not expect the adoption of this provision to have a material effect on the financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by the Company on January 1, 2007. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Results Of Operations For The Three Months Ended June 30, 2006 As Compared To The Three Months Ended June 30, 2005

Net sales.  Total net sales for the three months ended June 30, 2006 were $6,606,000, which represented a $6,068,000, or 1,128%, increase from $538,000 for the three months ended June 30, 2005.  This increase primarily resulted from revenues of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia could realize a material increase in revenue over the next 12 months relative to 2005 due to the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD for the entire quarter.  NeoMedia could also realize a material increase in revenue over the next 12 months if the Company is successful in implementing its Qode® go-to-market strategy, if pending court cases involving its intellectual property are resolved in NeoMedia’s favor, or if it is successful in implementing the expansion of the Micro Paint Repair business unit into China and other geographies.

Technology license, service, product and licenses.  Technology service, product and license sales increased $5,928,000, or 2,140% to $6,205,000 for the three months ended June 30, 2006 compared to $277,000 for the three months ended June 30, 2005.  The increase was primarily the result of sales from subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.   NeoMedia could realize an increase in license fees over the next 12 months due to the recent acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD, if the Company is successful in implementing its Qode® go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia’s favor.

        Micro Paint Repair products and services.  Sales of Micro Paint Repair products and services were $401,000 for the three months ended June 30, 2006, compared with $261,000 for the three months ended June 30, 2005, an increase of $140,000, or 54%.  The increase was primarily due to the growth of the Company’s US operations. In addition, during the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of product to Beijing Sino-US Jinche Yingang Auto Technological Services Limited that has not yet been recognized as revenue as of June 30, 2006. Once collectibility is reasonably assured, NeoMedia expects to recognize revenue for these shipments.  NeoMedia could realize a material increase in Micro Paint Repair revenue if the Company is successful in continuing the expansion of the business unit into China and other geographies.

        Cost of technology license, service, product and licenses.  Cost of technology services, products and licenses fees were $3,948,000 for the three months ended June 30, 2006 compared to $213,000 for the three months ended June 30, 2006, an increase of $3,735,000, or 1,754%.  The increase was due primarily to the cost of increased sales from subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

        Cost of Micro Paint Repair products and services.  Cost of Micro Paint Repair products and services was $569,000 for the three months ended June 30, 2006, compared with $237,000 for the three months ended June 30, 2005, an increase of $332,000, or 140%.  This increase is the result of fixed cost of goods sold associated with NeoMedia’s corporate Micro Paint facility in Ft. Myers, Florida. The facility operated at a gross margin loss during the first half of 2006 as it gained market traction.  Cost of micro paint repair products and services as a percentage of related sales was 142% in 2006, compared to 91% in 2005.  NeoMedia expects cost of micro paint repair products and services to decrease as the corporate facility increases its customer base and profitability and product sales expand globally.

         Gross Profit.  Gross profit was $2,089,000 for the three months ended June 30, 2006, an increase of $2,001,000, or 2,274%, compared with gross profit of $88,000 for the three months ended June 30, 2005.  This increase was primarily the result of the gross profit of the subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

Sales and marketing.  Sales and marketing expenses were $3,337,000 for the three months ended June 30, 2006, compared to $1,230,000 for the three months ended June 30, 2005, an increase of $2,107,000 or 171%.  This increase resulted primarily from the addition of sales force and cost associated with added sales and marketing resources associated with Mobot, 12Snap, Sponge, Gavitec, and BSD.  NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and expansion of the NeoMedia Mobile, NeoMedia Micro Paint Repair, and NeoMedia Telecom product groups.

General and administrative.  General and administrative expenses increased by $2,253,000, or 5,074%, to $2,697,000 for the three months ended June 30, 2006, compared to $444,000 for the three months ended June 30, 2005. The increase resulted primarily from increased infrastructure expense coupled with the expenses of the subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia expects general and administrative expense to increase over the next 12 months with the continued expansion of the NeoMedia Mobile business.

Stock based compensation expense.  Stock based compensation was $1,072,000 for the three months ended June 30, 2006, as compared with $418,000 for the three months ended June 30, 2005, an increase of $654,000, or 156%.  The increase was due to the adoption of SFAS 123R (Share Based Payment) on January 1, 2006.

Research and development.  During the three months ended June 30, 2006, NeoMedia charged to expense $896,000 of research and development costs, an increase of $736,000 or 460% compared to $160,000 for the three months ended June 30, 2005.  The increase is primarily due to the addition of development staff hired and acquired in connection with the ongoing commercialization of the NeoMedia Mobile business unit.  NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts of NeoMedia Mobile business unit products and services worldwide.

Gain (loss) on extinguishment of debt.  Gain on extinguishment of debt was $106,000 for the three months ended June 30, 2006, an increase of $73,000, or 221%.  The gains resulted from the difference between the cash or market value of stock issued to settle the debt and the carrying value of the debt at the time of settlement.

Interest income (expense).  Interest income (expense) consists primarily of interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest income (expense) decreased by $84,000, or 49%, to ($85,000) for the three months ended June 30, 2006 from ($169,000) for the three months ended June 30, 2005, due to the pay down of notes payable.

Gain on derivative financial instruments.  Gain on derivative financial instruments was $11,026,000 for the three months ended June 30, 2006.  The gain is on the derivatives associated with the preferred stock sale on February 17, 2006.  Certain derivatives were created at the time of the offering and those derivatives are recorded at fair value on the accompanying balance sheet.   The gain for the three months ended June 30, 2006 is the reduction in value of the derivative from March 31, 2006 to June 30, 2006 and is due almost entirely to a reduction in NeoMedia’s stock price from March 31, 2006 to June 30, 2006.   There was no such gain or loss on derivative financial instruments for the three months ended June 30, 2005.

Net Income (Loss).  The net income (loss) for the three months ended June 30, 2006 was $5,133,000, which represented a $7,433,000, or 323% increase from a ($2,300,000) loss for the three months ended June 30, 2005.  The increase in net income is due primarily to the $11,025,000 gain on derivative financial instruments during 2006, partially offset by increased operating expenses from the expanded operations from the acquired subsidiaries.

Results Of Operations For The Six Months Ended June 30, 2006 As Compared To The Six Months Ended June 30, 2005

Net sales.  Total net sales for the six months ended June 30, 2006 were $8,658,000, which represented a $7,373,000, or 574%, increase from $1,285,000 for the six months ended June 30, 2005.  This increase primarily resulted from revenues from subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia could realize a material increase in revenue over the next 12 months relative to 2005 due to the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD for the entire quarter.  NeoMedia could also realize a material increase in revenue over the next 12 months if the Company is successful in implementing its Qode® go-to-market strategy, if pending court cases involving its intellectual property are resolved in NeoMedia’s favor, or if it is successful in implementing the expansion of the Micro Paint Repair business unit into China and other geographies.

Technology license, service, product and licenses.  Technology service, product and license sales increased $7,311,000, or 1,285% to $7,880,000 for the six months ended June 30, 2006 compared to $569,000 for the six months ended June 30, 2005.  The increase was primarily the result of sales of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.   NeoMedia could realize an increase in license fees over the next 12 months due to the recent acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD, if the Company is successful in implementing its Qode® go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia’s favor.

        Micro Paint Repair products and services.  Sales of Micro Paint Repair products and services were $778,000 for the six months ended June 30, 2006, compared with $716,000 for the six months ended June 30, 2005, an increase of $62,000, or 9%.  The increase was primarily due to the growth of the Company’s US operations. In addition, during the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of product to Beijing Sino-US Jinche Yingang Auto Technological Services Limited that has not yet been recognized as revenue as of June 30, 2006. Once collectibility is reasonably assured, NeoMedia expects to recognize revenue for these shipments.  NeoMedia could realize a material increase in Micro Paint Repair revenue if the Company is successful in continuing the expansion of the business unit into China and other geographies.

        Cost of technology license, service, product and licenses.  Cost of technology services, products and licenses fees were $4,775,000 for the six months ended June 30, 2006 compared to $389,000 for the six months ended June 30, 2006, an increase of $4,386,000, or 1,128%.  The increase was due primarily to the cost of increased sales from subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

        Cost of Micro Paint Repair products and services.  Cost of Micro Paint Repair products and services was $988,000 for the six months ended June 30, 2006, compared with $510,000 for the six months ended June 30, 2005, an increase of $478,000, or 94%.  This increase is the result of fixed cost of goods sold associated with NeoMedia’s corporate Micro Paint facility in Ft. Myers, Florida coupled with volume related increased costs of sales. The facility operated at a gross margin loss during the first half of 2006 as it gained market traction.  Cost of micro paint repair products and services as a percentage of related sales was 127% in 2006, compared to 71% in 2005.  NeoMedia expects cost of micro paint repair products and services to decrease as the corporate facility increases its customer base and profitability and product sales expand globally.

            Gross Profit.  Gross profit was $2,895,000 for the six months ended June 30, 2006, an increase of $2,509,000, or 650%, compared with gross profit of $386,000 for the six months ended June 30, 2005.  This increase was primarily the result of the gross profit of the subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

Sales and marketing.  Sales and marketing expenses were $4,879,000 for the six months ended June 30, 2006, compared to $2,025,000 for the six months ended June 30, 2005, an increase of $2,854,000 or 141%.  This increase resulted primarily from the addition of sales force and cost associated with added sales and marketing resources associated with Mobot, 12Snap, Sponge, Gavitec, and BSD.  NeoMedia expects sales and marketing expense to increase over the next 12 months with the continued development and expansion of the NeoMedia Mobile, NeoMedia Micro Paint Repair, and NeoMedia Telecom product groups.

General and administrative.  General and administrative expenses increased by $2,976,000, or 284%, to $4,023,000 for the six months ended June 30, 2006, compared to $1,047,000 for the six months ended June 30, 2005. The increase resulted primarily from increased infrastructure expense coupled with the expenses of the subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia expects general and administrative expense to increase over the next 12 months with the continued expansion of the NeoMedia Mobile business.

Stock based compensation expense.  Stock based compensation was $2,589,000 for the six months ended June 30, 2006, as compared with $514,000 for the six months ended June 30, 2005, an increase of $2,075,000, or 404%.  The increase was due to the adoption of SFAS 123R (Share Based Payment) on January 1, 2006.

Research and development.  During the six months ended June 30, 2006, NeoMedia charged to expense $1,446,000 of research and development costs, an increase of $1,102,000 or 320% compared to $344,000 for the six months ended June 30, 2005.  The increase is primarily due to the addition of development staff hired and acquired in connection with the ongoing commercialization of the NeoMedia Mobile business unit.  NeoMedia expects research and development costs to increase over the next 12 months with the continued development efforts of NeoMedia Mobile business unit products and services worldwide.

Gain (loss) on extinguishment of debt.  NeoMedia incurred a loss on extinguishment of debt of $1,858,000 for the six months ended June 30, 2006, primarily resulting from debt retired in connection with the Series C preferred stock issued and sold to Cornell on February 17, 2006.   A loss was incurred on the surrender  of a certain promissory note to Cornell dated March 30, 2005 in connection with the preferred stock sale. During the six months ended June 30, 2005, NeoMedia recognized a gain on extinguishment of debt of $171,000, resulting from the payment of debt at a discount to its book value.

Interest income (expense).  Interest income (expense) consists primarily of interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest income (expense) decreased by $67,000, or 46%, to ($79,000) for the six months ended June 30, 2006 from ($146,000) for the six months ended June 30, 2005, due to the pay down of notes payable.

Gain on derivative financial instruments.  Gain on derivative financial instruments was $15,794,000 for the six months ended June 30, 2006.  The gain is on the derivatives associated with the preferred stock sale on February 17, 2006.  Certain derivatives were created at the time of the offering and those derivatives are recorded at fair value on the accompanying balance sheet.   The gain for the six months ended June 30, 2006 is the reduction in value of the derivative from February 17, 2006 to June 30, 2006 and is due almost entirely to a reduction in NeoMedia’s stock price from February 17, 2006 to June 30, 2006.   There was no such gain or loss on derivative financial instruments for the six months ended June 30, 2005.

Net Income (Loss).  The net income (loss) for the six months ended June 30, 2006 was $3,815,000, which represented a $7,334,000, or 208% increase from a ($3,519,000) loss for the six months ended June 30, 2005.  The increase in net income is due primarily to the $15,794,000 gain on derivative financial instruments during 2006, partially offset by increased operating expenses from the expanded operations from the acquired subsidiaries.

Liquidity and Capital Resources

Current Period Activity

Net Cash from Operations. Net cash used in operating activities was $6,429,000 for the six months ended June 30, 2006, compared with $3,455,000 for the six months ended June 30, 2006. NeoMedia’s net cash used in operating activities increased substantially during the six months ended June 30, 2006. The increase was driven primarily by the following factors (1) additional sales, marketing, research and development resources employed to complete the technical requirements for a 2006 qode® launch in the U.S. and Europe; (2) increased general and administrative costs associated with supporting the new acquisitions and other administrative initiatives such as Sarbanes Oxley; and (3) negative operational cashflow from newly-acquired subsidiaries Mobot, Gavitec, and 12Snap. NeoMedia expects to continue to generate negative operational cashflow over the next 12 months as it continues to invest in the qode® launch.

Net Used in Investing. NeoMedia’s net cash flow used in investing activities for the six months ended June 30, 2006 and 2005 was $12,949,000 and $2,211,000, respectively. The increase resulted primarily from the investment of $11.9 million in the acquisitions of Mobot, Sponge, Gavitec and 12Snap. NeoMedia also advanced $500,000 to Hip Cricket in the form of promissory notes, and increased capital expenditures on equipment and software required for the qode® launch.

Net cash provided by financing activities. Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 was $20,179,000 and $10,098,000, respectively. NeoMedia received $14.1 million from the sale of Series C convertible stock during February 2006. NeoMedia also received $8.3 million from the exercise of warrants and employee stock options during the first half of 2006.

Significant Liquidity Events

In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $25.5 million relating to the guarantees. On June 21, 2006, NeoMedia filed a registration statement on Form S-3 which included the consideration shares issued to acquire Mobot, Sponge, Gavitec, and 12Snap, among others, which was subsequently withdrawn. NeoMedia intends to file a new registration statement on form S-3 to cover these areas.  At current stock prices, NeoMedia does not believe that it will be able to generate enough cash to satisfy the purchase price guarantees if and when they become due, which is expected to occur upon effectiveness of the registration statement. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved.

During the six months ended June 30, 2006, NeoMedia made cash payments totaling $2.1 million to silent partners of 12Snap, as partial payment under silent partner agreements put in place prior to the acquisition of 12Snap by NeoMedia. The agreements call for additional cash payments of $2.1million on or before December 31, 2006.

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of Micro Paint Repair products to Automart for which payment has not been received. Recognition of revenue on this transaction has been deferred since this is a new customer in a new territory. If and when payment is made, NeoMedia expects to recognize revenue for these shipments, and would also receive a material cash infusion. In the absence of payment, NeoMedia would not recognize revenue related to these products and would not recoup its cost of goods sold which have already been paid.

Sources of Cash and Projected Cash Requirements

NeoMedia intends to fund its growth and working capital deficiencies from the following sources during the remainder of 2006 and beyond:

Series C Convertible Preferred Stock Sale. During the first quarter of 2006, NeoMedia received approximately $14.1 million net proceeds from the Series C convertible preferred stock sale. NeoMedia used $13.8 million of the proceeds to pay the cash portion of the purchase price of Mobot, Gavitec, Sponge, and 12Snap. Pursuant to the investment agreement entered into in connection with the Series C convertible preferred stock sale, $5 million of the purchase price was withheld by the investors, and will be funded at the time a registration statement including the common shares underlying the Series C convertible preferred stock is declared effective.

Exercise of Options and Warrants. Attached to the Series C convertible preferred stock were 75 million warrants to purchase shares of NeoMedia common stock at exercises prices ranging from $0.35 - $0.50. NeoMedia can force conversion of the warrants if its stock price is more than $0.10 higher than the exercise price of the warrants once the shares underlying the warrants are registered. If all of these warrants were exercised, NeoMedia would receive $30.5 million proceeds. In addition, NeoMedia can force conversion of certain other warrants if the closing bid price of NeoMedia stock is greater than $0.30 for five consecutive days, at which point NeoMedia would receive an additional $2 million proceeds. At current prices, NeoMedia would not realize any proceeds from these warrants.

In addition, certain outstanding employee stock options are in-the-money and could be exercised at the holders’ discretion from time to time.

$100 Million SEDA. On March 30, 2005, NeoMedia and Cornell Capital Partners entered into a Standby Equity Distribution Agreement under which Cornell Capital Partners agreed to purchase up to $100 million of NeoMedia’s common stock over a two-year period, with the timing and amount of the purchase at NeoMedia’s discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. NeoMedia expects to file a registration statement with the SEC during 2006 to register the shares underlying the $100 million 2005 SEDA. The 2005 SEDA would become available at the time the SEC declares effective a registration statement containing such shares. NeoMedia expects to file a registration including the shares underlying the SEDA after the Series C convertible preferred shares are converted.

NeoMedia’s reliance on Cornell Capital Partners as its primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to an investment agreement between NeoMedia and Cornell signed in connection with the Series C convertible preferred stock sale, NeoMedia cannot (i) enter into any debt arrangements in which it is the borrower, (ii) grant any security interest in any of its assets, or (iii) grant any security below market price. Additionally, pursuant to a security agreement between NeoMedia and Cornell signed in connection with the $100 million SEDA, Cornell has a security interest in all of NeoMedia’s assets, with the exception of patents and patent applications. Such covenants could severely harm NeoMedia’s ability to raise additional funds from sources other than Cornell, and would likely result in a higher cost of capital in the event funding were secured.

In addition, NeoMedia has incurred both cash and non-cash costs associated with the financing arrangements with Cornell Capital Partners. In connection with the $27 million Series C convertible preferred stock sale, NeoMedia incurred the following costs: (i) Cornell held back a $2.7 million cash fee from the proceeds of the sale, (ii) NeoMedia issued 75 million warrants to Cornell with exercise prices between $0.35 and $0.50, and (iii) NeoMedia issued 2 million warrants with an exercise price of $0.328 to another party for structuring and consulting fees associated with the sale. In connection with the 2005 SEDA, NeoMedia incurred the following costs: (i) NeoMedia issued 75 million warrants to Cornell with an exercise price of $0.20, and (ii) NeoMedia issued 4 million warrants with an exercise price of $0.227 to another party for structuring and consulting fees associated with the 2005 SEDA.

NeoMedia’s cash flow used in operations was approximately $6.4 million for the six months ended June 30, 2006. In the event that NeoMedia’s stock price does not increase to levels where NeoMedia can exercise enough of its outstanding warrants to generate material operating capital, or if the market for NeoMedia’s stock will not support the sale of shares underlying such warrants or other funding sources, or NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia’s business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

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

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(dollars in thousands)
				Series C
		Vendor &		Convertible
	Operating	Consulting	Notes	Preferred
	Leases	Agreements	Payable	Stock	Total
2006 (remaining six months)	$473	$271	$2,386	$0	$3,130
2007	783	340	31	0	1,154
2008	501	156	0	0	657
2009	190	39	0	27,000	27,229
2010	58	0	0	0	58
Thereafter	42	0	0	0	42
Total	$2,047	$806	$2,417	$27,000	$32,270

In addition to contractually obligated amounts above, NeoMedia has also guaranteed the value of stock consideration issued in connection with certain acquisitions, the amount of which will not be determinable until the shares issued for such acquisitions are registered. In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $25.5 million relating to the guarantees.

Going Concern
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. . Net income for the six months ended June 30, 2006, was $3,815,000 which includes a gain on derivative financial instruments of $15,794,000. NeoMedia also reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $88,709,000 and a working capital deficit of $18,877,000 as of June 30, 2006.

In addition, NeoMedia has material liquidity events that could adversely affect its ability to continue as a going concern, primarily:

•
in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $25.5 million relating to the guarantees.

•
during the six months ended June 30, 2006, NeoMedia made cash payments totaling $2.1 million to silent partners of 12Snap, as partial payment under silent partner agreements put in place prior to the acquisition of 12Snap by NeoMedia. The agreements call for additional cash payments of $2.1million on or before December 31, 2006.

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

Changes in Internal Controls. In connection with the evaluation of the Company’s internal controls during the Company’s six months ended June 30, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting during the six months ended June 30, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-Q, except that the Company has added a European Controller to oversee the ongoing assimilation of its recently acquired European subsidiaries.

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

On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. NeoMedia filed its reply to Scanbuy’s amended answer on March 6, 2006. Discovery is ongoing.

Former Mobot Shareholders

On June 8, 2006, Mark Freitas (“Plaintiff”), a former Mobot shareholder, filed a complaint in Massachusetts state court against NeoMedia alleging that NeoMedia breached the merger agreement between NeoMedia and Mobot by failing to file a registration statement with the SEC that included his shares by May 9, 2006.  Plaintiff's complaint requested that the Court issue a preliminary injunction prohibiting NeoMedia from:  (1) causing its charter to be amended so as to increase the number of shares of authorized common stock in excess of one billion shares; (2) entering into any contract, agreement, or other undertaking in which NeoMedia shares are used as payment; (3) issuing a warrant or option to acquire NeoMedia common stock with an exercise price of less than $0.3839; and (4) filing a registration statement with the SEC that does not include the Mobot shareholder's shares.  Plaintiff also seeks costs and attorney's fees in his complaint.

A hearing on the request for preliminary injunctive relief was held on June 21, 2006.  During the hearing, Plaintiff changed his request for relief by asking that the Court enjoin NeoMedia from amending the Registration Statement it filed on June 21, 2006 to add any additional shares or from filing any further registration statements until the one filed on June 21, 2006 becomes effective.  On June 26, 2006, the Court issued a Memorandum of Decision and Order on Plaintiff's Request for Preliminary Injunction and denied Plaintiff's request for a preliminary injunction.

NeoMedia plans to file a motion to dismiss the complaint, but the parties have agreed to extend the deadline for the submission of those papers to the Court.  NeoMedia may also join Plaintiff's request that the action be transferred to the Business Litigation Session of the Suffolk Superior Court.  NeoMedia intends to defend the lawsuit vigorously.

12Snap Silent Partners

On April 18, 2006, 12Snap AG, a wholly-owned subsidiary of NeoMedia acquired on February 28, 2006, received a letter of Technologie Beteiligungsfonds Bayern GmbH & Co. KG, Munich, to initiate arbitration proceedings. Technologie Beteiligungsfonds claims for a final payment in the amount of EUR 353,400 plus interest of 5% per annum since March 1, 2006 arising out of a silent partnership agreement with 12Snap. On July 5, 2006, the Company filed a statement of defense with the arbitration panel. The Company expects the matter will be subject to a German arbitration proceeding during the third or fourth quarter of 2006.

Threatened Litigation

On March 15, 2006, NeoMedia received a letter from an unrelated third party alleging that the party performed independent consulting services leading up to the closing of the merger between NeoMedia and Mobot on February 17, 2006. The letter contends that NeoMedia and Mobot breached a consulting agreement whereby the party was to be paid $300,000, equal to 3% of the merger consideration paid by NeoMedia to Mobot. NeoMedia is investigating the allegations, and based upon its findings will decide whether to defend or attempt to settle the dispute.

ITEM 1A. RISK FACTORS

Risks Related to NeoMedia’s Business

NeoMedia has Historically Lost Money and Losses May Continue

NeoMedia has incurred substantial operating losses since inception, and anticipates continuing to incur substantial losses for the foreseeable future. Net income for the six months ended June 30, 2006, was $3,815,000 which includes a gain on derivative financial investments of $15,794,000. NeoMedia also reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004 respectively. NeoMedia’s accumulated losses were approximately $88,709,000 and $92,524,000 as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005 and 2004, NeoMedia had a working capital deficit of approximately $18,877,000, $4,874,000 and $2,597,000, respectively. NeoMedia had stockholders’ equity of $56,473,000, $4,227,000 and $4,392,000 as of June 30, 2006 and December 31, 2005 and 2004, respectively. NeoMedia generated revenues of $8,658,000, $1,285,000, $2,156,000 and $1,700,000 for the six months ended June 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, respectively. In addition, during the six months ended June 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, NeoMedia recorded negative cash flows from operations of $6,429,000, $3,455,000, $6,509,000 and $4,650,000, respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

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

Pursuant to the terms of the merger agreements with Mobot, Sponge, Gavitec, and 12Snap, in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with each acquisition are saleable is less than the price at which they were valued for purposes of the merger agreement (between $0.3839 and $0.3956 per share), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price the shares were valued for purposes of the merger agreement. Subsequent to the closing of the acquisitions, NeoMedia’s stock has closed as low as $0.153 per share. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $25.5 million resulting from these clauses.

NeoMedia Has Contractual Commitments to Pay Silent Partners

Resulting from the acquisition of 12 Snap, NeoMedia has a commitment to pay EUR 1,750,000 (approximately $2.1M US), at the end of 2006 to the Silent Partners of 12 Snap. If NeoMedia’s financial resources are insufficient, NeoMedia may require additional financing in order to meet this obligation.  There is no guarantee that NeoMedia will be able to obtain the necessary additional capital to meet this obligation on a timely basis, on acceptable terms, or at all.  In any of these events, NeoMedia may be unable to repay this obligation when it becomes due.

NeoMedia Could Identify Material Internal Control Weaknesses As Part of Its Sarbanes-Oxley Internal Control Review for Its Fiscal Year Ended December 31, 2006,

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. As part of the assessment of our internal controls in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate and strengthen our controls and processes. Management cannot state that material weaknesses in internal controls will not be determined. Management also cannot state that the process of evaluation and the auditor’s attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required

There is Limited Information Upon Which Investors Can Evaluate NeoMedia’s Business Because The Physical-World-to-Internet Market Has Existed For Only A Short Period Of Time

The physical-world-to-Internet market in which NeoMedia operates is a recently developed market. Further, NeoMedia has conducted operations in this market only since March 1996. Consequently, NeoMedia has a relatively limited operating history upon which an investor may base an evaluation of NeoMedia’s primary business and determine NeoMedia’s prospects for achieving its intended business objectives. To date, NeoMedia has sold its physical-world-to-Internet products to only 12 companies. NeoMedia is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. An investor should consider the likelihood of NeoMedia’s future success to be highly speculative in light of its limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in new and rapidly evolving markets, such as the physical-world-to-Internet space. To address these risks, NeoMedia must, among other things:

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

During the first and second quarters of 2006, NeoMedia recognized income in the amount of $4,768,000 and $11,026,000, respectively, from adjustments recorded to reflect the change in fair value of derivatives issued in connection with its Series C convertible preferred shares. The income results from a decrease in NeoMedia’s share price from $0.389 per share at the time of issuance of the Series C convertible preferred shares (February 17, 2006) to $0.345 at March 31, 2006 to $0.231 at June 30, 2006. An increase to NeoMedia’s shares price would result in a charge to income. NeoMedia will adjust the carrying value of the derivative instruments to market at each balance sheet date. As a result, NeoMedia could experience significant fluctuations in its net income (loss) in future periods as a result of such charges.

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

A Large Percentage Of NeoMedia’s Assets Are Intangible Assets, Which Will Have Little Or No Value If NeoMedia’s Operations Are Unsuccessful

At June 30, 2006 and December 31, 2005 and 2004, approximately 84%, 48% and 49%, respectively, of NeoMedia’s total assets were intangible assets, consisting primarily of rights related to NeoMedia’s patents, other intellectual property, and excess of purchase price over fair market value paid for Mobot, Sponge, Gavitec, 12Snap, BSD, and CSI International, Inc. If NeoMedia’s operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of NeoMedia’s stock and the ability of NeoMedia’s stockholders to recoup their investments in NeoMedia’s capital stock.

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

Certain Of NeoMedia’s Emerging Products and Services Have Limited History And May Not Result In Success

To date, NeoMedia has conducted limited marketing efforts directly relating to its emerging technology products, consisting primarily of the Qode suite of products, and certain products of recent acquisitions Mobot and Gavitec. Many of NeoMedia’s marketing efforts with respect to these emerging technologies have been largely untested in the marketplace, and may not result in materially increased sales of these emerging products and services. To penetrate the emerging markets in which it competes, NeoMedia expects that it will have to exert significant efforts to create awareness of, and demand for, its emerging products and services. NeoMedia intends to continue to expand its sales and marketing resources as the market continues to mature. NeoMedia’s failure to further develop its sales and marketing capabilities and successfully market its emerging products and services would have a material adverse effect on its business, prospects, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (a), (b), (c) and (d)

During the three months ended June 30, 2006, NeoMedia issued 5,233,791 unregistered shares of common stock to satisfy debt assumed in its acquisition of BSD Software, Inc. The carrying value of the debt was $1,314,000, and the fair value of the shares issued was $1,208,000.

Item 3. Default upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 28, 2006, NeoMedia held its annual meeting of shareholders, at which the following matters were ratified: (i) re-election of its current five directors, (ii) ratification of Stonefield Josephson, Inc. as NeoMedia’s auditors for the fiscal year ended December 31, 2006, and (iii) an increase to the Company’s authorized common shares to 5 billion.

The number of votes cast for each matter were:

Matter	For	Against	Withheld	Total

Matter #1
Barclay, A. Hayes	606,054,355	---	12,178,469	618,232,824
Fritz, Charles W.	607,518,642	---	10,714,182	618,232,824
Fritz, William E.	608,744,257	---	9,488,567	618,232,824
Jensen, Charles T.	610,206,579	---	8,026,245	618,232,824
Keil, James J.	606,399,055	---	11,833,769	618,232,824

Matter #2
Ratification of Stonefield Josephson, Inc. as independent auditors	612,558,232	2,589,920	3,084,672	618,232,824

Matter #3
Increase to authorized shares	567,687,092	48,882,386	1,663,346	618,232,824

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

NeoMedia filed amendment No. 1 to Form 8-K on June 2, 2006, with respect to Items 2.01 and 9.01, for the purposes of providing the required financial statements of BSD Software, Inc.

NeoMedia filed amendment No. 2 to Form 8-K on June 21, 2006, with respect to Items 2.01 and 9.01, for the purposes of providing restated financial statements of Sponge Ltd.

NeoMedia filed a report on Form 8-K on July 27, 2006, with respect to Item 1.01, reporting that it had signed a an operating agreement with Shang Fang Wei Ye Technology Development Limited Company (“Shang Fang”), a subsidiary of Beijing Sino-U.S. Jinche Yingyang Auto Technological Services Ltd., to introduce and market NeoMedia’s patented qode direct-to-Web technology in key markets in Asia.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
Registrant

Date: August 7, 2006	By: /s/ Charles T. Jensen
Charles T. Jensen, President, Chief Executive Officer, and Director

Date: August 7, 2006	By: /s/ David A. Dodge
David A. Dodge, Vice President,
Chief Financial Officer and principal accounting officer