Form 10-Q
period 2006-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2006-11-09
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 23, 2006, there were 663,369,101 outstanding shares of the issuer's Common Stock, and 22,000 outstanding shares of the issuer’s Series C convertible preferred stock.

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)

		(Restated)
	September 30, 2006	December 31, 2005
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,133	$1,704
Trade accounts receivable, net of allowance for doubtful accounts of $96 and $203, respectively	6,097	130
Inventories, net of allowance for obsolete & slow-moving inventory of $0	53	2
Investment in marketable securities	255	104
Prepaid expenses and other current assets	753	121
Assets held for sale	3,451	4,058
Total current assets	13,742	6,119

Leasehold improvements & property and equipment, net	564	110
Goodwill	50,082	—
Other Intangible assets, net	21,405	3,274
Cash surrender value of life insurance policy	797	769
Loan to Mobot	—	1,500
Other long-term assets	1,232	639
Total assets	$87,822	$12,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,550	$1,502
Amounts payable under settlement agreements	97	97
Liabilities of discontinued business unit	676	676
Liabilities held for sale	750	669
Taxes payable	1,178	85
Accrued expenses	4,771	1,833
Deferred revenues and other	1,925	307
Notes payable	2,340	3,015
Derivative financial instruments	26,677	—
Total current liabilities	43,964	8,184

Long term debentures payable	73	—

Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued
and outstanding, liquidation value of $22,000, and accreted dividends of $1,220.	2,931	—

Shareholders’ equity:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 656,853,390 and
475,387,910 shares issued and 655,211,964 and 467,601,717 outstanding, respectively	6,552	4,676
Additional paid-in capital	155,359	106,287
Deferred equity financing costs	—	(13,256)
Accumulated deficit	(119,618)	(92,524)
Accumulated other comprehensive loss	(660)	(177)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ equity	40,854	4,227
Total liabilities and shareholders’ equity	$87,822	$12,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

* - Derived from NeoMedia's audited financial statements for the year ended December 31, 2005 and restated for reclassification of assets and liabilities held for sale related to the Micro Paint business unit.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended September 30
	2006	2005
		(Restated *)
Net sales	$6,249	$193
Cost of sales	4,112	116
Gross profit	2,137	77

Sales and marketing expenses	2,795	589
General and administrative expenses	2,659	765
Research and development costs	1,013	123
Stock based compensation expense	2,320	93

Loss from operations	(6,650)	(1,493)

Gain on extinguishment of debt	—	1
Interest income (expense), net	(112)	(77)
Write-off of deferred equity financing costs	(13,256)	—
Change in fair value from revaluation of warrants and embedded conversion features	(9,271)	—

NET LOSS FROM CONTINUING OPERATIONS	(29,289)	(1,569)

DISCONTINUED OPERATIONS (Note 4)
Net loss from Micro Paint business to be sold	(1,620)	(381)

NET LOSS	(30,909)	(1,950)

Accretion of dividends on convertible preferred stock	(604)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(31,513)	(1,950)

Comprehensive Loss:
Net loss	(30,909)	(1,950)
Other comprehensive loss:
Unrealized loss on marketable securities	(312)	(4)
Foreign currency translation adjustment	108	15

COMPREHENSIVE LOSS	$(31,113)	$(1,939)

Loss per share from continuing operations--basic and diluted	$(0.05)	$(0.00)
Loss per share from discontinued operations--basic and diluted	$(0.00)	$(0.00)
Net loss per share--basic and diluted	$(0.05)	$(0.00)
Loss per share attributable to common shareholders -- basic and diluted	$(0.05)	$(0.00)

Weighted average number of common shares--basic and diluted	644,720,857	456,695,836

* - Restated for reclassification of operations related to the Micro Paint business unit (Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Nine Months Ended September 30
	2006	2005
		(Restated *)
Net sales	$14,129	$762
Cost of sales	8,887	440
Gross profit	5,242	322

Sales and marketing expenses	6,719	1,332
General and administrative expenses	6,752	2,143
Research and development costs	2,309	365
Stock based compensation expense	4,948	593

Loss from operations	(15,486)	(4,111)

Gain (loss) on extinguishment of debt	(1,858)	172
Interest income (expense), net	(191)	(223)
Write-off of deferred equity financing costs	(13,256)	—
Change in fair value from revaluation of warrants and embedded conversion features	6,523	—

NET LOSS FROM CONTINUING OPERATIONS	(24,268)	(4,162)

DISCONTINUED OPERATIONS (Note 4)
Net loss from Micro Paint business to be sold	(2,826)	(1,307)

NET LOSS	(27,094)	(5,469)

Accretion of dividends on convertible preferred stock	(1,220)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(28,314)	(5,469)

Comprehensive Loss:
Net loss	(27,094)	(5,469)
Other comprehensive loss:
Unrealized loss on marketable securities	(49)	(133)
Foreign currency translation adjustment	(434)	24

COMPREHENSIVE LOSS	$(27,577)	$(5,578)

Loss per share from continuing operations--basic and diluted	$(0.04)	$(0.01)
Loss per share from discontinued operations--basic and diluted	$(0.00)	$(0.00)
Net loss per share--basic and diluted	$(0.04)	$(0.01)
Loss per share attributable to common shareholders -- basic and diluted	$(0.05)	$(0.01)

Weighted average number of common shares--basic and diluted	602,132,555	451,487,240

* - Restated for reclassification of operations related to the Micro Paint business unit (Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(Restated*)
Net loss from continuing operations	($24,268)	($4,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,209	359
Loss on early extinguishment of debt	1,858	—
Change in fair value from revaluation of warrants and embedded conversion features	(6,523)	—
Write-off of deferred equity financing costs	13,256	—
Stock-based compensation expense	4,948	593
Interest expense allocated to debt	22	—
Increase in value of life insurance policies	(28)	(13)

Changes in operating assets and liabilities
Trade accounts receivable, net	(918)	(28)
Inventory	55	—
Other current assets	(252)	(671)
Accounts payable, amounts due under settlement agreements, liabilities
in excess of assets of discontinued business unit and accrued expenses	553	(283)
Deferred revenue other current liabilities	707	(118)
Net cash used in operating activities	(8,381)	(4,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash acquired	(11,891)	—
Acquisition of property and equipment	(339)	(54)
Capitalization of software development and purchased intangible assets	(160)	(1,639)
Investment in iPoint-media	—	(500)
Advances to discontinued Micro Paint Repair subsidiary	(1,633)	(1,924)
Acquisition related costs	(164)	—
Amounts issued under notes receivable	(500)	—
Net cash used in investing activities	(14,687)	(4,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under notes payable and convertible debt instrument	5,000	9,932
Repayments on notes payable and convertible debt instrument	(2,530)	(5,811)
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006 and $105 in 2005	210	6,262
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	14,066	—
Net proceeds from exercise of stock options and warrants	8,419	909
Cash commitment fee for $100 million Standby Equity Distribution Agreement	—	(1,000)
Net cash provided by financing activities	25,165	10,292

EFFECT OF EXCHANGE RATE CHANGES ON CASH FOR CONTINUING OPERATIONS	(668)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	1,429	1,852

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,704	2,606

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,133	$4,458

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	48	47
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	(361)	—
Prepaid acquisition costs applied to purchase price	168	—
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C Convertible Preferred Stock	594	—
Carrying value of promissory note and accrued interest paid in exchange for Series C Convertible Preferred Stock	(3,208)	—
Fair value of shares issued to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	46,964	—
Change in net assets resulting from acquisitions of Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	62,240	—
Accretion of dividends on Series C Convertible Preferred Stock	1,824	—
Fair value of outstanding warrants reclassified to liabilities	13,884	—
Portion of change in fair value of outstanding warrants converted to liabilities recorded to paid-in capital	3,790	—
Fair value of Series C Convertible Preferred Stock (host instrument only)	4,908	—
Deferred stock-based financing costs associated with Series C Convertible Preferred Stock	3,198	—
Difference between net proceeds and recorded fair value of Series C Convertible Preferred Stock	4,041	—
Advance receivable from Mobot, Inc. forgiven upon acquisition	1,500	—
Gain (loss) on extinguishment of debt paid in common stock	—	349
Fair value of stock issued for services and deferred to future periods	—	239
Direct costs associated with Standby Equity Distribution Agreement and Equity Line of Credit	—	1,204
Fair value of warrants issued as fees related to the $100 million Standby Equity Distribution Agreement	—	12,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

*2005 cash flows have been restated to remove the cash flows from the NeoMedia Micro Paint Repair business unit, which has been reclassified to discontinued operations and assets and liabilities held for sale.

NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries (“NeoMedia” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2006 was $27,094,000, which includes a gain from the change in fair value from revaluation of warrants and embedded conversion features of $6,523,000 and a charge for the write-off of the deferred equity financing costs of $13,256,000. NeoMedia also reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $119,618,000 and a working capital deficit of $30,222,000 as of September 30, 2006.

In addition, NeoMedia has material liquidity events that could adversely affect its ability to continue as a going concern, primarily:

•  In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million relating to the guarantees.

•  During the nine months ended September 30, 2006, NeoMedia made cash payments totaling $2.1 million to silent partners of 12Snap, as partial payment under silent partner agreements entered into by 12Snap prior to the acquisition of 12Snap by NeoMedia. The agreements call for additional cash payments of approximately $2.5 million on or before December 31, 2006.

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

During August 2006, NeoMedia announced its intent to sell its Micro Paint Repair business unit. NeoMedia expects to receive cash proceeds from the sale of the division, which will be used to fund the operations and growth of the NeoMedia Mobile and NeoMedia Telecom Services businesses.

Should these financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of its marketable assets. Management’s plan is to secure adequate funding to bridge the profitability from the NeoMedia Mobile and NeoMedia Telecom Services businesses.

Nature of Business Operations

Historically, NeoMedia has been structured and evaluated by its Board of Directors and management as three distinct business units: NeoMedia Internet Switching Software (NISS), NeoMedia Micro Paint Repair (NMPR), and NeoMedia Consulting and Integration Services (NCIS).

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

- NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of Triton Global Business Services, the operating subsidiary of BSD Software, which was acquired in March 2006

- NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

On August 30, 2006, NeoMedia signed a non-binding letter of intent to sell its Micro Paint Repair business unit to Jose Sada, a technology partner of NeoMedia Micro Paint Repair, backed by Global Emerging Markets Group of New York City. The letter of intent calls for completion of the transaction on or before November 24, 2006.

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

In addition, due to the pending sale of the Micro Paint Repair business unit, results of operations from this unit have been reclassified to restate into the caption “Net loss from Micro Paint business to be sold” for all periods shown, and assets and liabilities relating to this unit are combined into the captions “Assets held for sale” and “Liabilities held for sale,” respectively. Additionally, the statement of cash flows for the nine months ended September 30, 2005 has been restated to exclude the cash flows of the discontinued Micro Paint Repair business unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As a result of the addition of the operations of Mobot, Sponge, Gavitec, 12Snap and BSD, and the issuance of the Series C convertible preferred stock and a convertible debenture during the nine months ended September 30, 2006, NeoMedia is presenting certain significant accounting policies that were not applicable as of the filing of its last annual report for the year ended December 31, 2005.

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

Fair Value of Derivatives

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value through a change to earnings at the close of each reporting period.

The caption “Derivative Financial Instruments” consists of (i) the fair values associated with derivative features embedded in the Series C convertible preferred stock, (ii) the fair values of the detachable warrants that were issued in connection with the preferred stock and the convertible debenture financing arrangements, and (iii) the fair value of detachable warrants that were outstanding prior to the issuance of the preferred stock and the convertible debenture financing arrangements.

Sales Taxes Payable

Sales taxes payable represents amounts collected on behalf of specific regulatory agencies that require remittance on a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. At September 30, 2006 sales taxes payable were $1,178,000, of which $851,000 were delinquent sales taxes assumed by NeoMedia in connection with its acquisitions, certain of which are subject to payment plans. In compliance with the Emerging Issues Task Force consensus on issue number 06-03, NeoMedia accounts for sales taxes on a net basis.

Revenue Recognition

NeoMedia derives  revenues from the following  sources:  (1) license revenues relating to patents and internally-developed software, (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation, and (3) sale of its proprietary Micro Paint Repair solution.

              (1)   Technology license fees, including Intellectual Property licenses, represent revenue from the licensing of NeoMedia’s proprietary  software  tools and  applications products.  NeoMedia licenses its  development  tools and  application  products pursuant to non-exclusive and  non-transferable  license agreements.  The basis for license fee revenue recognition is substantially governed by American  Institute  of  Certified  Public  Accountants  ("AICPA")  Statement of Position 97-2 "Software Revenue  Recognition" ("SOP 97-2"), as amended, and Statement of Position 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions”.  License revenue is recognized if persuasive evidence of an agreement  exists,  delivery has occurred, pricing is fixed and determinable, and collectibility is probable.  The Company defers revenue related to license fees for which amounts have been collected but for which revenue has not been recognized in accordance with the above, and recognizes the revenue over the appropriate period.

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

(3)   Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a gross basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent,” and No. 01-09 (EITF 01-09) “Accounting for Consideration Given by a Vendor to a Customer.”  However, pursuant to EITF 01-09, the Company offsets any consideration given to its customers against revenue. Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s recently acquired subsidiaries 12Snap and Sponge follow this policy. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

(4)   Revenue for licensing and exclusivity on NeoMedia’s Micro Paint Repair systems is recognized equally over the term of the contract, which is currently one year.  A portion of the initial fee paid by the customer is allocated to licensing, training costs and initial products sold with the system. Revenue is recognized upon completion of training and shipment of the products, provided there is VSOE in a multiple element arrangement.  Ongoing product and service revenue is recognized as products are shipped and services performed.  The Company defers revenue related to micro paint repair licensing for which amounts have been invoiced and/or collected and revenue is then recognized over the estimated contract period, which is currently one year.

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

3. ACQUISITIONS

During the nine months ended September 30, 2006, NeoMedia completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD.

Acquisition of Mobot

On February 9, 2006, NeoMedia and Mobot signed a definitive merger agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and 16,931,493 shares of NeoMedia common stock (2,604,845 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective. In addition to cash and stock, at closing NeoMedia forgave notes payable totaling $1,500,000 due from Mobot. This amount is considered other additional consideration in the purchase price allocation. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock that were issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The merger agreement between NeoMedia and Mobot also contained a provision that, in the event that NeoMedia’s stock price at the time the consideration shares become saleable is less than $0.3839, NeoMedia would be obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares become saleable and $0.3839. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have had a cash liability of $4.8 million resulting from this clause.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Mobot acquisition, and direct costs associated with the combination. The purchase price was allocated as follows:
(Dollars in
Thousands)
Value of 16,931,493 shares issued at $0.395 per share (1)	$6,688
Cash paid	3,500
Direct costs of acquisition	8
Advances to Mobot forgiven at acquisition	1,500
Total Fair Value of Purchase Price	11,696

Assets Purchased:
Cash and cash equivalents	$328
Accounts receivable	68
Other current assets	49
Property, plant & equipment	30
Intangible assets	13
Customer contracts and relationships	440
Capitalized software platform	4,200
Copyrighted materials	90
Goodwill	6,778
Total Assets Purchased	11,996

Less Liabilities Assumed:
Accounts payable	$51
Accrued liabilities	132
Deferred revenue	117
Total Liabilities Assumed	300

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination was accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation report obtained by the Company. The allocation is subject to change resulting from the purchase price guarantee contingency described above.

The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful life (in years)
Intangible asset
Customer contracts and relationships	5
Copyrighted materials	5
Capitalized software platform	7

Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The accompanying consolidated statement of operations presented herein for the nine months ended September 30, 2006, contains the results of operations for Mobot for the period from February 18, 2006, through September 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended September 30, 2006, contains the results of operations for Mobot for the entire nine month period. Pro-forma results of operations for the three and nine months ended September 30, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of Sponge

On February 20, 2006, NeoMedia and Sponge signed a definitive share purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Sponge in exchange for $6,141,000 cash and 33,097,135 shares of NeoMedia common stock (3,400,490 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). The agreement also calls for Sponge to earn an additional £2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of £1,300,000 (approximately $2.3 million) in net profits. On February 23, 2006, NeoMedia and Sponge completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.384, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.384, NeoMedia is obligated to compensate Sponge shareholders in cash for the difference between the price at the time the shares become saleable and $0.384. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $9.4 million resulting from this clause.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Sponge acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 33,097,135 shares issued at $0.395 per share (1)	$13,073
Cash paid	6,141
Direct costs of acquisition	194
Total Fair Value of Purchase Price	19,408

Assets Purchased:
Cash and cash equivalents	$177
Accounts receivable	617
Other current assets	35
Property, plant & equipment	53
Customer contracts and relationships	400
Capitalized software platform	1,300
Brand name	800
Copyrighted materials	50
Goodwill	16,692
Total Assets Purchased	20,124

Less Liabilities Assumed:
Accounts payable	$190
Accrued liabilities	322
Other current liabilities	204
Total Liabilities Assumed	716

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

The accompanying consolidated statement of operations presented herein for the nine months ended September 30, 2006, contains the results of operations for Sponge for the period from February 24, 2006, through September 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended September 30, 2006, contains the results of operations for Sponge for the entire three month period. Pro-forma results of operations for the three and nine months ended September 30, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of Gavitec

On February 17, 2006, NeoMedia and Gavitec signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and 13,660,511 shares of NeoMedia common stock (1,366,051 of which are being held in escrow until December 31, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement). Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.389, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. On February 23, 2006, NeoMedia and Gavitec completed the closing requirements and the acquisition became effective. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.389, NeoMedia is obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares become saleable and $0.389. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $3.9 million resulting from this clause.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Gavitec acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 13,660,511 shares issued at $0.386 per share (1)	$5,273
Cash paid	1,800
Direct costs of acquisition	114
Total Fair Value of Purchase Price	7,187

Assets Purchased:
Cash and cash equivalents	$74
Accounts receivable	173
Inventory	106
Other current assets	53
Property, plant & equipment	15
Intangible assets	3
Capitalized software platform	4,600
Copyrighted materials	50
Goodwill	2,611
Total Assets Purchased	7,685

Less Liabilities Assumed:
Accounts payable	$113
Accrued liabilities	24
Deferred revenue	117
Other current liabilities	244
Total Liabilities Assumed	498

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

The accompanying consolidated statement of operations presented herein for the nine months ended September 30, 2006, contains the results of operations for Gavitec for the period from February 24, 2006, through September 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended September 30, 2006, contains the results of operations for Gavitec for the entire three month period. Pro-forma results of operations for the three and nine months ended September 30, 2006 and 2005 are presented at the end of this Note 3.

Acquisition of 12Snap

On February 10, 2006, NeoMedia and 12Snap signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and 49,294,581 shares of NeoMedia common stock. On February 28, 2006, NeoMedia and 12Snap completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.3956, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 9, 2006. In the event that NeoMedia’s stock price (at the time the consideration shares are saleable) is less than $0.3956, NeoMedia is obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares become saleable and $0.3956. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $14.6 million resulting from this clause.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the 12 Snap acquisition, and direct costs associated with the combination. The purchase price has initially allocated as follows:

(Dollars in
Thousands)
Value of 49,294,581 shares issued at $0.394 per share (1)	$19,422
Cash paid	2,500
Direct costs of acquisition	114
Total Fair Value of Purchase Price	22,036

Assets Purchased:
Cash and cash equivalents	$465
Investment in marketable securities	951
Accounts receivable	2,683
Other current assets	554
Property, plant & equipment	224
Intangible assets	93
Customer contracts and relationships	400
Capitalized software platform	4,400
Brand name	1,600
Copyrighted materials	50
Goodwill	19,391
Total Assets Purchased	30,811

Less Liabilities Assumed:
Accounts payable	$977
Accrued liabilities	1,990
Deferred revenue	1,434
Other current liabilities	225
Notes payable	4,149
Total Liabilities Assumed	8,775

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

The accompanying consolidated statement of operations presented herein for the nine months ended September 30, 2006, contains the results of operations for 12Snap for the period from March 1, 2006, through September 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended September 30, 2006, contains the results of operations for 12Snap for the entire three month period. Pro-forma results of operations for the three and nine months ended September 30, 2006 and 2005 are presented at the end of this Note 3.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the BSD acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 7,123,698 shares issued at $0.352 per share (1)	$2,508
Direct costs of acquisition	7
Total Fair Value of Purchase Price	2,515

Assets Purchased:
Cash and cash equivalents	$55
Accounts receivable	1,733
Other current assets	13
Property, plant & equipment	61
Customer contracts and relationships	1,300
Copyrighted materials	130
Goodwill	4,402
Total Assets Purchased	7,694

Less Liabilities Assumed:
Accounts payable	$2,424
Accrued liabilities	1,224
Notes payable	1,531
Total Liabilities Assumed	5,179

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

The accompanying consolidated statement of operations presented herein for the nine months ended September 30, 2006, contains the results of operations for BSD for the period from March 22, 2006, through September 30, 2006. The accompanying consolidated statement of operations presented herein for the three months ended September 30, 2006, contains the results of operations for BSD for the entire three month period. Pro-forma results of operations for the three and nine months ended September 30, 2006 and 2005 are presented at the end of this Note 3.

Pro Forma Financial Information

Pro-forma results of operations as if NeoMedia was combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2006 are as follows:

	Three Months Ended September 30, 2006
							Pro
							Forma
							Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$6,249	$125	$265	$246	$2,226	$3,205	($6,067	)(A)	$6,249
Net income (loss)	($30,909)	($388)	($420)	($359)	($166)	$228	$1,105	(A)	($30,909)
Net income (loss) per share-
basic and diluted	($0.05)						—		($0.05)
Weighted average common
shares outstanding	644,720,857						—		644,720,857

	Nine Months Ended September 30, 2006
							Pro
							Forma
							Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$14,129	$344	$1,488	$953	$8,457	$8,479	($13,876	)(B)	$19,974
Net income (loss)	($27,094)	($1,007)	($458)	($428)	($51)	$474	$1,305	(B)	($27,259)
Net income (loss) per share-
basic and diluted	($0.04)						$—	(B)(C)	($0.04)
Weighted average common
shares outstanding	602,132,555						58,652,190	(C)	660,784,745

(A) - Adjustment to back out the operations of each subsidiary, which were included in NeoMedia’s consolidated operations for the entire three month period ended September 30, 2006

(B) - Adjustments are to reflect operations of each acquisition from the closing date through September 30, 2006 and amortization of intangible assets for the period January 1, 2006 through the respective closing dates. Results of operations for each acquisition from its respective closing date through September 30, 2006 are included in NeoMedia's operations for the nine months ended September 30, 2006. Closing dates for each acquisition were: Mobot (February 17, 2006); Sponge and Gavitec (February 23, 2006); 12Snap (February 28, 2006); and BSD (March 21, 2006).

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

The adjustment between the reported and the pro forma number of weighted average shares outstanding is caused by (i) the weighting of the pro forma shares for the entire nine month period ended September 30, 2006, whereas in the reported number the shares were only outstanding from the closing date through September 30, 2006, and (ii) the number of pro forma shares being higher than the actual shares issued due to a lower stock price on the pro forma date of issuance.

Pro-forma results of operations as if NeoMedia was combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2005 are as follows:

	Three Months Ended September 30, 2005
							Pro
							Forma
						(B)	Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$193	$56	$609	$198	$2,114	$2,273	—		$5,443
Net income (loss)	($1,950)	($818)	$53	($492)	($140)	($134)	($723	)(A)	($4,204)
Net income (loss) per share-
basic and diluted	($0.00)						($0.01	)(A)(B)	($0.01)
Weighted average common
shares outstanding	456,695,836						172,717,482	(B)	629,413,318

	Nine Months Ended September 30, 2005
							Pro
							Forma
						(B)	Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$762	$144	$1,544	$590	$5,600	$6,387	—		$15,027
Net income (loss)	($5,469)	($918)	$172	($747)	($816)	$127	($2,170	)(A)	($9,821)
Net income (loss) per share-
basic and diluted	($0.01)						($0.01	)(A)(B)	($0.02)
Weighted average common
shares outstanding	451,487,240						172,717,482	(B)	624,204,722

(A) - Adjustment for amortization of intangible assets for the periods presented.

(B) - Adjustment for shares that would have been issued in connection with acquisitions if they had occurred on January 1, 2006. Using the stock price around January 1, 2006, the pro forma number of shares that would have been issued was:

	Mobot	Sponge	Gavitec	12Snap	BSD	Total
Total stock consideration	$6,500,000	$11,400,000	$5,400,000	$19,500,000	$2,279,263	$45,079,263
NeoMedia stock price around January 1, 2005 (measurement date)	$0.261	$0.261	$0.261	$0.261	$0.261
Pro forma number of shares of NeoMedia to be issued as purchase price consideration	24,904,215	43,678,161	20,689,655	74,712,644	8,732,808	172,717,483

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

Intangible Assets

As of September 30, 2006, NeoMedia had intangible assets with a cost as follows:

	12 Snap	Sponge	Gavitec	Mobot	BSD	Other	Total
Customer Contracts	$400	$400	$—	$440	$1,300	$—	$2,540
Proprietary Software	4,516	1,300	4,603	4,210	—	937	15,566
Brand Name	1,600	800	—	5	—	—	2,405
Copyrighted Materials	50	50	50	90	130	—	370
Patents	—	—	—	10	—	4,888	4,898
Goodwill	19,391	16,799	2,712	6,778	4,402	—	50,082
Total	$25,957	$19,349	$7,365	$11,533	$5,832	$5,825	$75,861

Accumulated amortization on NeoMedia's intangible assets as of September 30, 2006, was:

	12 Snap	Sponge	Gavitec	Mobot	BSD	Other	Total
Customer Contracts	$47	$48	$—	$54	$152	$—	$301
Proprietary Software	367	112	393	370	—	667	1,909
Brand Name	93	48	—	2	—	—	143
Copyrighted Materials	6	6	6	11	15	—	44
Patents	—	—	—	2	—	1,974	1,976
Goodwill	—	—	—	—	—	—	—
Total	$513	$214	$399	$439	$167	$2,641	$4,373

The carrying value of NeoMedia's intangible assets as of September 30, 2006 was:

	12 Snap	Sponge	Gavitec	Mobot	BSD	Other	Total
Customer Contracts	$353	$352	$—	$386	$1,148	$—	$2,239
Proprietary Software	4,149	1,188	4,210	3,839	—	269	13,655
Brand Name	1,507	752	—	3	—	—	2,262
Copyrighted Materials	44	44	44	79	115	—	326
Patents	—	—	—	8	—	2,914	2,922
Goodwill	19,391	16,799	2,712	6,778	4,402	—	50,082
Total	$25,444	$19,135	$6,966	$11,093	$5,665	$3,183	$71,486

Estimated future amortization expense on NeoMedia's intangible assets is expected to be:

	Customer Contracts	Proprietary Software	Brand Name	Copyrighted Materials	Patents	Goodwill	Total
2006	$127	$556	$60	$19	$76	$—	$838
2007	508	2,224	241	74	304	—	3,351
2008	508	2,224	182	74	304	—	3,292
2009	508	2,224	182	74	304	—	3,292
2010	356	2,224	182	74	304	—	3,140
Thereafter	232	4,204	1,414	11	1,630	—	7,491
Total	$2,239	$13,656	$2,261	$326	$2,922	$—	$21,404

It is important to note that actual amortization expense could differ materially from the table due to subjective factors such as changes in assumptions of useful lives or impairment charges.

The weighted average remaining life for the intangible assets was approximately 6.8 years as of September 30, 2006.

Letter of Intent to Acquire Hip Cricket

On August 24, 2006, NeoMedia terminated a non-binding letter of intent to acquire HipCricket, Inc. (“HipCricket”), due to an inability of the parties to come to terms on a definitive purchase price. On February 16, 2006, NeoMedia and Hip Cricket signed the letter of intent, under which NeoMedia intended to acquire all of the outstanding shares of Hip Cricket in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock, subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

In addition to signing the letter of intent, NeoMedia loaned HipCricket the principal amount of $500,000 in the form of a) a promissory note, dated February 16, 2006, in the amount of $250,000 and (b) that certain promissory note, dated March 20, 2006, in the amount of $250,000. The notes accrue interest at a rate of 8% per annum. The notes were to be applied toward the cash portion of the purchase price upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of HipCricket by NeoMedia, as contemplated in the letter of intent. Due to the termination of the letter of intent, and pursuant to the terms of the notes, the face amount of the notes, plus any and all interest accrued thereon, will become payable and due on November 22, 2006. In the event the Notes are not repaid by November 22, 2006, the notes will convert into shares of HipCricket common stock using a valuation of $4.5 million for HipCricket.

4. DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE - MICRO PAINT REPAIR BUSINESS UNIT

On August 30, 2006, NeoMedia signed a non-binding letter of intent to sell its Micro Paint Repair business unit to Jose Sada, a technology partner of NeoMedia Micro Paint Repair, backed by Global Emerging Markets Group of New York City. The letter of intent calls for completion of the transaction on or before November 24, 2006.

The letter of intent contained the following material terms:

-	the letter of intent is subject to completion of due diligence review by the buyers,

-	the letter of intent is subject to negotiation of material terms of the transaction,

-	the letter of intent is subject to negotiation of a sales price of the business unit,

-	the letter of intent is subject to ability of the buyers to obtain funding,

-	the letter of intent can be terminated by either party without cause with written notice,

-	NeoMedia cannot shop the business unit to other buyers while the letter of intent is in effect, with the exception of specifically named alternate potential buyers.

SFAS 144 governs the accounting over this transaction. NeoMedia has analyzed the pertinent facts of the proposed transaction with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria have been met. Accordingly NeoMedia is reporting the operating results of the MPR business unit as Discontinued Operations, and the assets and liabilities as Held for Sale. The amounts reported as discontinued operations and assets and liabilities held for sale have been appropriately reclassified and reported in the financial statements presented in this filing.

The operating results of the MPR business unit classified as discontinued operations are indicated in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$368	$244	$1,145	$960
Cost of sales	605	220	1,592	795
Gross profit	(237)	24	(447)	165

Sales and marketing expenses	207	216	801	1,019
General and administrative expenses	777	68	706	230
Research and development costs	236	121	386	223
Stock-based compensation expense	163	—	485	—
Loss from discontinued operations	$(1,620)	$(381)	$(2,826)	$(1,307)

The assets and liabilities of the MPR business unit classified as held for sale are as follows.

	September 30,	December 31,
	2006	2005
ASSETS	Unaudited
Current assets:
Cash and cash equivalents	$200	$587
Trade accounts receivable, net	462	211
Inventories, net of allowance for obsolete & slow-moving inventory of $0	148	421
Prepaid expenses and other current assets	36	30
Total current assets	846	1,249

Leasehold improvements & property and equipment, net	135	126
Goodwill	1,099	1,099
Other intangible assets, net	1,371	1,556
Other long-term assets	—	28
Total assets held for sale	$3,451	$4,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16	$72
Taxes payable	9	—
Accrued expenses	74	6
Deferred revenues and other	651	591
Total liabilities held for sale	$750	$669

Inventory included in the assets held for sale are as follows.

	September 30, 2006	December 31, 2005
Raw materials	$38	$33
Work-in-process	—	—
Finished goods	11	388
Total	$49	$421

There is no tax expense or benefit related to this transaction due to NeoMedia’s net operating loss carry forward tax position.

5. FINANCING

Series C Convertible Preferred Stock

The Company entered into a Securities Purchase Agreement, dated February 17, 2006 (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase 8% cumulative Series C convertible preferred stock to be fully converted three (3) years from the date of issuance in the aggregate amount of $22,000,000. Net consideration from this arrangement amounted to $17,854,000, comprised of cash of $14,066,000, marketable securities with a calculated fair value of $579,000 and a purchase value of $2,000,000, and the extinguishment of $3,209,000 of preexisting indebtedness. In addition, the Purchaser withheld $2,725,000 commitment and structuring fees from the gross proceeds. The Agreement also provided for the issuance to the Purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company's common stock. The Agreement also called for the purchasers to acquire an additional $5,000,000 of Series C convertible preferred stock on the date a registration statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, (ii) achieve effectiveness by December 1, 2006 and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 1% of the outstanding amount of Series C preferred stock per month, but in no event shall consideration paid as liquidating damages exceed $1,200,000.

On February 17, 2006, the Company issued the Purchasers $22,000,000 in aggregate amount of such 8% cumulative Series C convertible preferred stock. At any time from the closing date until February 17, 2009, the Purchasers have the right to convert the preferred stock, in whole or in part, into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.50 per share, or 97% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

The Series C convertible preferred stock, at the option of the holder, affords the Purchasers anti-dilution protection should, at any time while the Series C preferred stock instruments are outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible preferred stock shares shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible preferred shares, this could significantly dilute existing investors.

Under the Agreement, the Purchasers also received “A” warrants, “B” warrants and “C” warrants to purchase an aggregate of up to 75,000,000 shares of common stock. The warrants were exercisable in three separate traunches at a price of $0.50, $0.40 and $0.35 respectively per share, subject to adjustment, included under anti-dilution protection similar to that described above. As an inducement to enter into subsequent financing arrangements related to Cornell Debentures, the warrants were repriced on August 24, 2006 to $0.10, $0.15, and $0.10 respectively subject to all the original terms and conditions of the agreement. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

At February 17, 2006, a summary of the allocation of the components of the transaction is as follows:

Instrument:
Convertible preferred stock (1)	$1,711,000
Common stock warrants (2)	16,172,000
Embedded conversion feature	1,935,000
Debt extinguishment loss (3)	(1,964,000)
Total gross proceeds	$17,854,000

(1)
The discount to the face value of the 8% cumulative Series C convertible preferred stock that resulted from the allocation along with deferred costs is being accreted through periodic charges to additional paid-in capital using the effective interest method. Accretion of the deferred costs amounted to $604,000 and $0 during the three months ended September 30, 2006 and 2005, respectively, and $1,220,000 and $0 during the nine months ended September 30, 2006 and 2005, respectively.

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

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $2,931,000, net of unaccreted deferred cost of $24,349,000, at September 30, 2006. Face value of Series C convertible preferred stock at September 30, 2006 is $22,000,000. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30, 2006:

(Assets) Liabilities:	September 30, 2006
Common stock warrants	$4,625,000
Embedded conversion features	1,515,000
Other warrants (1)	2,126,000
$8,266,000

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $13,883,000 and $2,072,000 on February 17, 2006 and September 30, 2006, respectively. The decrease in fair value of these other derivative financial instruments resulted from a decrease in NeoMedia’s share price between February 17, 2006 and September 30, 2006. The change in fair value is reported as “Change in fair value from revaluation of warrants and embedded conversion features” in the accompanying condensed consolidated statement of operations. These warrants will be reclassified to stockholders’ equity when the Company reacquires the ability to share-settle the instruments.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at September 30, 2006:

Shares of common stock
Common stock warrants	75,000,000
Embedded conversion feature (1)	216,494,845
Other warrants	33,325,000
324,819,845

(1)
The terms of the embedded conversion features (ECF) in the Series C convertible preferred stock provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the ECF was convertible as of September 30, 2006 was calculated as the face value of $22,000,000 plus assumed dividends of $1,220,000 if declared, divided by 97% of the lowest closing bid price for the 30 trading days preceding September 30, 2006 which was $0.111 per share.

Derivative income associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $19,934,000 and $0 for the nine months ended September 30, 2006 and 2005, respectively, and $4,161,000 and $0 for the three months ended September 30, 2006 and 2005, respectively. These amounts are reported as “Change in fair value from revaluation of warrants and embedded conversion features” in the accompanying condensed consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing and those reclassified as described above are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of September 30, 2006 are as follows:

Holder	Cornell Capital Partners	Other
Instrument	Warrants	Warrants
Exercise price	$0.10 - $0.15	$0.01 - $3.45
Term (years)	5.0	1.0 - 5.0
Volatility	59.32%	47.55%-59.32%
Risk-free rate	3.65%	3.65%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument	Features
Conversion prices	$0.95 - $1.29
Remaining terms (years)	1 - 5
Equivalent volatility	47.55% - 48.69%
Equivalent interest-risk adjusted rate	8.17% - 8.58%
Equivalent credit-risk adjusted yield rate	14.50%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

The 8% cumulative Series C convertible preferred stock contains consequences in case of default. Events of default which could subject the Company to penalties, damages, and liabilities as specified in the Agreement include:

•	Any case or action of bankruptcy or insolvency commenced by the Company or any subsidiary, against the Company or adjudicated by a court against the Company for the benefit of creditors;

•	Any default in its obligations under a mortgage or debt in excess of $100,000;

•	Any cessation in the eligibility of the Company’s stock to be quoted on a trading market;

•	Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely.

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

NeoMedia filed the registration statement covering the shares related to the conversion option beyond the date stipulated in the investor registration rights agreement. As such, NeoMedia has accrued $161,000 of liquidated damages relating to the Series C convertible stock.

Secured Convertible Debenture

The Company entered into a Securities Purchase Agreement, dated August 24, 2006, (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase 10% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $5,000,000. The Agreement also provided for the issuance to the Purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company's common stock. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants, (ii) achieve effectiveness prior to November 24, 2006 and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month, but in no event shall consideration paid as liquidating damages exceed $1,000,000. The debentures are secured by substantially all of the Company’s assets.

On August 24, 2006, the Company issued the Purchasers $5,000,000 in aggregate principal amount of such convertible debentures. At any time from the closing date until August 24, 2008, the Purchasers have the right to convert the convertible debenture into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.15 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

The convertible debenture, at the option of the holder, affords the Purchasers anti-dilution protection should, at any time while the convertible debenture is outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible debenture shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible debenture, this could significantly dilute existing investors.

Under the Agreement, the Purchasers also received “A” warrants, “B” warrants, “C” warrants and “D” warrants to purchase 25,000,000, 50,000,000, 50,000,000, and 50,000,000 shares of common stock respectively. The warrants are exercisable in four separate traunches at a price of $0.15, $0.25, $0.20 and $0.05 respectively per share, subject to adjustment, included under anti-dilution protection similar to that described above. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

At August 24, 2006, a summary of the allocation of the components of the transaction is as follows:

Instrument:
Convertible debenture (1)	$—
Common stock warrants (2)	18,507,000
Embedded conversion feature	970,000
Derivative loss	(14,477,000)
Total gross proceeds	$5,000,000

(1)
There were insufficient proceeds to allocate amounts to the host debentures. Accordingly, for purposes of application of the effective interest method, the company applied the 1% convention which provides for recognition of 1% of the future value as amortization. Amortization of debt discount amounted to $73,000 at September 30, 2006. Unamortized debt discount at September 30, 2006 was $4,927,000.

(2)	The Company issued warrants to purchase aggregate 175,000,000 shares of common stock in connection with the convertible debenture, as described above.

The carrying value of the convertible debenture amounted to $73,000 net of unamortized debt discount $4,927,000 at September 30, 2006. The face value of convertible debenture at September 30, 2006 is $5,000,000. The discount recorded at inception of the debenture was equal to the $5,000,000 face value and $1,000,000 of contractual interest at the stated rate of 10% over the term of the debenture was included in the computation of the effective interest rate. Derivative financial instruments arising from the issuance of convertible debenture are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments related to convertible debentures on the Company’s balance sheet at September 30, 2006:

(Assets) Liabilities:	September 30, 2006
Common stock warrants	$17,567,000
Embedded conversion features	864,000

$18,431,000

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at September 30, 2006:

Shares of common stock
Common stock warrants	175,000,000
Embedded conversion feature (1)	50,505,051

225,505,051

(1)
The terms of the embedded conversion features (ECF) in the convertible debenture provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the ECF was convertible as of September 30, 2006 was calculated as the face value of $5,000,000 plus assumed interest of $51,000 due at maturity, divided by 90% of the lowest closing bid price for the 30 trading days preceding September 30, 2006.

Derivative loss for the three and nine months ended September 30, 2006 and 2005 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $13,431,000 and $0, respectively, and is reported as “Change in fair value from revaluation of warrants and embeddded conversion features” in the accompanying condensed consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of September 30, 2006 are as follows:

Holder	Cornell Capital Partners
Instrument	Warrants
Exercise price	$0.05 - $0.25
Term (years)	5.0
Volatility	67.62%
Risk-free rate	4.78%

Embedded derivative financial instruments, arising from the convertible debenture, consist of multiple individual features that were embedded in the instrument. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument:	Features
Conversion prices	$0.099
Remaining terms (years)	2
Equivalent volatility	56.03% - 58.00%
Equivalent interest-risk adjusted rate	%
Equivalent credit-risk adjusted yield rate	15.25%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

The convertible debenture contains consequences in case of default. Events of default which could subject the Company to penalties, liabilities, and foreclosure upon the assets of the Company as specified in the Agreement include:

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

•	Any failure to deliver certificates within the specified time; and

•	Any failure, by the Company, to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account on account of an event of default within 3 days of the date due.

Other provisions included in the Agreement include the following:

•	The convertible debenture is convertible into common stock, at the option of the Purchaser, at any time after the effective date.

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

•	Pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell’s consent NeoMedia cannot

-	(i) issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

-
(ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

-	(iii) enter into any security instrument granting the holder a security interest in any of its assets of, or

-	(iv) file any registration statements on Form S-8.

•	In addition, pursuant to a security agreement between NeoMedia and Cornell signed in connection with the convertible debenture, Cornell has a security interest in all of NeoMedia’s assets.

Standby Equity Distribution Agreements with Cornell

On October 27, 2003, NeoMedia and Cornell entered into a $20 million Standby Equity Distribution Agreement (the “2003 SEDA”). The agreement provided for a maximum “draw” of $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell was obligated to purchase up to $20 million of the Company’s common stock over a two-year period. The SEDA became effective during January 2004, and expired after a two-year term in January 2006. During the nine months ended September 30, 2006 and 2005, NeoMedia sold 751,880 and 19,337,119 shares of its common stock to Cornell pursuant to the 2003 SEDA. The following table summarizes funding received from Cornell during the nine months ended September 30, 2006 and 2005:

	2006
				Nine
				Months
	First	Second	Third	Ended
	Quarter	Quarter	Quarter	September 30

Number of shares sold to Cornell	751,880	—	—	751,880

Gross Proceeds from sale of shares	$234,000	$—	$—	$234,000
Less: discounts and fees*	(24,000)	—	—	(24,000)
Net Proceeds from sale of shares	$210,000	$—	$—	$210,000

	2005
				Nine
				Months
	First	Second	Third	Ended
	Quarter	Quarter	Quarter	September 30

Number of shares sold to Cornell	6,998,931	7,258,094	5,080,094	19,337,119

Gross Proceeds from sale of shares	$1,709,000	$3,219,000	$2,130,000	$7,058,000
Less: discounts and fees*	(204,000)	(489,000)	(170,000)	(863,000)
Net Proceeds from sale of shares	$1,505,000	$2,730,000	$1,960,000	$6,195,000

* Pursuant to the terms of the 2003 SEDA, stock was valued at 98% of the lowest closing bid price during the week it was sold.

On March 30, 2005, NeoMedia and Cornell entered into a Standby Equity Distribution Agreement (the “2005 SEDA”) under which Cornell agreed to purchase up to $100 million of NeoMedia common stock over a two-year period, with the timing and amount of the purchase at NeoMedia’s discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. The shares would be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia, and NeoMedia would pay 5% of the gross proceeds of each purchase to Cornell. Based on NeoMedia’s current market capitalization and other outstanding securities, NeoMedia does not believe that the 2005 SEDA is currently a viable source of financing.

As a commitment fee for Cornell to enter into the 2005 SEDA, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share for a term of three (3) years, and also paid a cash commitment fee of $1 million. During the nine months ended September 30, 2006, Cornell exercised 40 million of the warrants, generating cash proceeds of $8 million to NeoMedia. During August 2006, in connection with the Convertible Debenture, NeoMedia repriced the remaining 2 million warrants to an exercise price of $0.10 per share. NeoMedia also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee in connection with the 2005 SEDA, which have not been exercised. NeoMedia recorded the $13,256,000 fair value of the warrants to “Deferred equity financing costs” at inception. This amount was written off during the three months ended September 30, 2006 because the Company believes that it can no longer consider the SEDA a viable financing source due to the requirements of the preferred stock financing and the debenture financing.

Promissory Note Payable to Cornell

On March 30, 2005, NeoMedia borrowed from Cornell the principal amount of $10,000,000 before discounts and fees in the form of a secured promissory note. Cornell withheld structuring and escrow fees of $68,000 related to the note. The note was originally scheduled to be repaid at a rate of $1,120,000 per month commencing May 1, 2005, which was subsequently changed to $840,000 per month, continuing until principal and interest were paid in full. The note accrued interest at a rate of 8% per annum on any unpaid principal. In connection with the note, NeoMedia and Cornell entered into a Security Agreement under which the note was secured by all of NeoMedia's assets other than its patents and patent applications. NeoMedia also escrowed 25,000,000 shares of its restricted common stock as security for the note. During the period from March 30, 2005 through January 9, 2006, NeoMedia made payments against the principal totaling $7,210,000. On February 17, 2006, NeoMedia retired the balance of the principal in the amount of $2,790,000, plus accrued interest of $419,000, from the proceeds of the Series C convertible preferred financing arrangement with Cornell. In connection with the payment and issuance of the Series C convertible preferred stock, NeoMedia recognized a loss on extinguishment of debt of $1,964,000 during the nine months ended September 30, 2006.

6. INVESTMENT IN MARKETABLE SECURITIES

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc (“PUPS”) restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C convertible preferred stock, NeoMedia received marketable securities with a fair value of $579,000, of which, $200,000 represented 20,000,000 shares of PUPS common stock and $379,000 in notes designated as held to maturity. NeoMedia acquired an additional 20,000,000 shares of PUPS common stock for a purchase price equal to $389,000. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS is being recorded as available-for-sale securities and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the condensed consolidated statement of operations and comprehensive income (loss).

The investments in marketable securities are summarized as follows:

		Unrealized	Unrealized	Fair Value	Fair
	Cost	Holding Gain	Holding Losses	Adjustments	Value

Available-for-sale	$639,000	$-	($384,000)	$-	$255,000

Held to maturity	$379,000	$-	$-	$108,000	$487,000

Held to maturity securities consist of four notes receivable from PUPS with a face value of $1,611,000 and a fair value of $487,000. The fair value of $487,000 is recorded in other long-term assets on the consolidated balance sheet as of September 30, 2006, and is based upon a risk adjusted anticipated rate of return. The notes are delinquent and accrue interest at rates between 12 - 24%. NeoMedia has not recorded any interest since the Company is using the cost recovery method.

7. FINANCIAL INSTRUMENTS

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

It is not practicable to estimate the fair value of the Company’s 17% investment in the common stock of i-Point Media Ltd. and its investments of 250,000 shares of preferred stock of Intactis Software, Inc., because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. During the year ended December 31, 2005 NeoMedia took an impairment of the carrying values of its investments in iPoint-media and Intactis of $530,000 and $250,000, respectively. No impairment charge was taken during the nine months ended September 30, 2006. The net carrying value of these investments were $470,000 as of September 30, 2006.

For all available-for-sale investment securities, the carrying values represents fair value of the securities and unrealized gain (losses) that are other than temporary are recognized as other comprehensive income (loss). NeoMedia does not hold these securities for speculative or trading purposes. Also see Note 6.

8. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During the three and nine month periods ended September 30, 2006 and 2005, the Company reported net loss per share, and as such basic and diluted loss per share were equivalent. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

	September 30, 2006	September 30, 2005
Outstanding Stock Options	117,317,058	77,629,221
Outstanding Warrants	276,325,000	72,775,000

9. STOCK BASED COMPENSATION

Option-based Compensation Expense

At September 30, 2006, NeoMedia has four employee stock option plans (the 1996 Stock Option Plan, the 1998 Stock Option Plan, the 2003 Stock Option Plan, and the 2005 Stock Option Plan) and one employee stock compensation plan (the 2003 Stock Incentive Plan) (collectively, the “Plans”). Prior to January 1, 2006, NeoMedia accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123(R)”). No stock-based employee compensation cost was recognized in the statement of operations for the fiscal years or interim periods ended prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, NeoMedia adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, NeoMedia’s net loss for the three and nine months ended September 30, 2006 is $2,483,000 and $5,433,000 higher (including $163,000 and $485,000 relating to discontinued operations) respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share, as well as loss per share attributable to common shareholders, are each higher by less than $0.01 per share for the three months ended September 30, 2006 than they would have been if NeoMedia had not adopted Statement 123(R). Basic and diluted loss per share, as well as loss per share attributable to common shareholders, are each higher by $0.01 per share for the nine months ended September 30, 2006 than they would have been if NeoMedia had not adopted Statement 123(R). Estimated income tax benefits recognized during the three and nine months ended September 30, 2006 were offset by a valuation allowance since realization was not reasonably assured.

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

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net Loss, as reported	($1,950)	($5,469)

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	—	—

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(1,080)	(2,760)
Pro-forma net loss	($3,030)	($8,229)

Net Loss per share:
Basic and diluted - as reported	($0.00)	($0.01)
Basic and diluted - pro-forma	($0.01)	($0.02)

Note that the above pro forma disclosures are provided for the three and nine months ended September 30, 2005 because employee stock options were not accounted for using the fair-value method during those periods.

The Plans permit the grant of share options and shares to NeoMedia’s employees, board of directors, and outside consultants. NeoMedia believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of NeoMedia’s stock at the date of grant; those option awards generally vest over a period of 3 years and have 10-year contractual terms. Shares granted upon the exercise of stock options are newly issued shares. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because the Black-Scholes valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the expected impact on future stock price of expected future revenue and earnings, historical volatility of NeoMedia’s stock, and other factors. NeoMedia uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

	Three and Nine months ended September 30,
	2006	2005
Volatility	56% - 28%	431% - 449%
Expected dividends	—	—
Expected term (in years)	3	3
Risk-free rate	4.35%	4.50%

As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia’s volatility decreased significantly for stock based compensation granted during the nine months ended September 30, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years.

A summary of option activity under the Plans as of September 30, 2006, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(in years)	(In thousands)

Outstanding at January 1, 2006	100,041	$0.18
Granted	25,660	$0.36
Exercised	(2,568)	$0.14
Forfeited	(5,816)	$0.25
Outstanding at September 30, 2006	117,317	$0.22	8.6	$2,871

Vested or expected to vest at September 30, 2006	72,995	$0.16	8.2	$2,842

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $0.11. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $425,000. Total cash received from options exercised was $350,000 and $903,000 for the nine months ended September 30, 2006 and 2005, respectively.

A summary of the status of NeoMedia’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2006	44,215	$0.18
Granted	15,870	$0.12
Vested	(11,929)	$0.20
Forfeited	(3,834)	$0.21
Nonvested at September 30, 2006	44,322	$0.24

As of September 30, 2006, there was $7,973,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Other Stock-based Compensation Expense

On January 10, 2006, NeoMedia issued 52,632 fully vested shares to an employee as a sign-on bonus. The shares were valued at $0.309 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $16,000 was expensed during the nine months ended September 30, 2006.

On April 5, 2006, NeoMedia issued 115,681 fully vested shares to an employee as a sign-on bonus. The shares were valued at $0.389 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $45,000 was expensed during the nine months ended September 30, 2006.

On May 30, 2006, June 30, 2006, and July 31, 2006, NeoMedia issued 6,977, 6,557, and 36,000 fully vested shares, respectively, to an outside consultant for services rendered. The shares were valued at $0.215, $0.244, and $0.19 per share, respectively, which was the last sale price of NeoMedia common stock on the date of each issuance. The aggregate fair value of $10,000 was expensed during the nine months ended September 30, 2006.

On August 8, 2006, NeoMedia issued 1,098,467 fully vested shares to an outside consultant as prepayment for one year of consulting services. The shares were valued at $0.163 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $179,000 was expensed during the nine months ended September 30, 2006.

On August 29, 2006, NeoMedia issued 161,290 fully vested shares to an employee as a sign-on bonus. The shares were valued at $0.124 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $20,000 was expensed during the nine months ended September 30, 2006.

On August 31, 2006, NeoMedia issued 4,975,000 fully vested shares to an employee in exchange for (i) an extension of the employee’s service agreement through December 31, 2007, and (ii) a waiver of certain of the employee’s rights to receive additional shares under a previous contract. The shares were valued at $0.132 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $657,000 was expensed during the nine months ended September 30, 2006.

On August 31, 2006, NeoMedia issued 5,400,000 fully vested shares to an employee in exchange for (i) an extension of the employee’s service agreement through December 31, 2007, and (ii) a waiver of certain of the employee’s rights to receive additional shares under a previous contract. The shares were valued at $0.132 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $713,000 was expensed during the nine months ended September 30, 2006.

On September 12, 2006, NeoMedia issued 96,429 fully vested shares to an outside consultant for services rendered. The shares were valued at $0.14 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $14,000 was expensed during the nine months ended September 30, 2006.

Subsequent Events

On October 4, 2006, NeoMedia issued 94,340 fully vested shares to an employee as a sign-on bonus. The shares were valued at $0.106 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $10,000 will be expensed during the fourth quarter of 2006.

On October 17, 2006, NeoMedia issued 104,167 fully vested shares to an employee as a sign-on bonus. The shares were valued at $0.10 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $10,000 will be expensed during the fourth quarter of 2006.

On October 18, 2006, NeoMedia issued 5,500,000 fully vested shares to an employee in exchange for an extension of the employee’s services. The shares were valued at $0.097 per share, which was the last sale price of NeoMedia common stock on the date of issuance. NeoMedia did not recognize any expense relating to this issuance during the three and nine month periods ended September 30, 2006 since the issuance occurred in October. NeoMedia will expense the aggregate fair value of $534,000 during the fourth quarter of 2006.

On October 20, 2006, NeoMedia issued 108,630 fully vested shares to an employee as severance payment. The shares were valued at $0.10 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $10,000 will be expensed during the fourth quarter of 2006.

On October 23, 2006, NeoMedia issued 250,000 fully vested shares to an employee as a sign-on bonus. The shares were valued at $0.10 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $25,000 will be expensed during the fourth quarter of 2006.

10. SEGMENT REPORTING

As of September 30, 2006, NeoMedia was structured and evaluated by its Board of Directors and Management as three distinct business units:

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

On August 30, 2006, NeoMedia signed a non-binding letter of intent to sell its NMPR business unit to Jose Sada, a technology partner of NeoMedia Micro Paint Repair, backed by Global Emerging Markets Group of New York City. The letter of intent calls for consummation of the transaction on or before November 24, 2006. As a result of the letter of intent to sell NMPR, results of operations of NMPR are shown under the caption “Net loss from Micro Paint business to be sold” on the accompanying condensed consolidated financial statements, and as such are no longer included in this segment reporting.

Consolidated net sales and net loss from continuing operations for the three and nine month periods ended September 30, 2006 and 2005, and identifiable assets as of September 30, 2006 by geographic area were as follows:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales: (2)
United States	$298	$193	$819	$762
Germany	1,424	—	3,713	—
United Kingdom	697	—	1,748	—
Canada	3,205	—	6,374	—
Italy	597	—	1,179	—
Other	28	—	296	—
	$6,249	$193	$14,129	$762

Net Loss From Continuing Operations: (2)
United States	($28,981)	($1,569)	($23,593)	($4,162)
Germany	(150)	—	(759)	—
United Kingdom	(561)	—	(543)	—
Canada	227	—	463	—
Italy	(271)	—	(41)	—
Other	447	—	205	—
	($29,289)	($1,569)	($24,268)	($4,162)

Identifiable Assets (2)
United States (1)	$80,429
Germany	1,672
United Kingdom	676
Canada	1,594
	$84,371

(1)	For segment reporting purposes, goodwill and intangible assets of acquired subsidiaries are assumed to be located at NeoMedia headquarters in the United States.

(2)	Segment reporting excludes the NeoMedia Micro Paint Repair business unit discontinued operations and the assets held for sale.

Consolidated net sales, net operating losses for the three and nine month periods ended September 30, 2006 and 2005, and identifiable assets as of September 30, 2006, by business unit were as follows:
	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales from Continuing Operations: (4)
NeoMedia Mobile (1)	$3,044	$35	$7,755	$208
NeoMedia Telecom Services (2)	3,205	—	6,374	—
NeoMedia Consulting & Integration Services (3)	—	158	—	554
	$6,249	$193	$14,129	$762

Net Loss from Continuing Operations: (4)
NeoMedia Mobile (1)	($3,276)	($433)	($8,123)	($1,298)
NeoMedia Telecom Services (2)	214	—	31	—
NeoMedia Consulting & Integration Services (3)	—	(463)	—	(1,388)
Corporate overhead	(3,700)	(673)	(9,443)	(1,476)
Charges related to convertible preferred stock, convertible debenture, and write-off of deferred financing costs	(22,527)	—	(6,733)	—
	($29,289)	($1,569)	($24,268)	($4,162)

Identifiable Assets (4)
NeoMedia Mobile (1)	$76,110
NeoMedia Telecom Services (2)	3,387
NeoMedia Consulting & Integration Services (3)	—
Corporate	4,874
	$84,371

(1)
NeoMedia Mobile consists of NeoMedia's qode® and patent business, Mobot, Sponge, Gavitec, and 12Snap. Mobot operations are included in NeoMedia's consolidated financial results for the period February 18, 2006 through September 30, 2006. Gavitec and Sponge operations are included in NeoMedia's consolidated financial results for the period February 24, 2006 through September 30, 2006. 12Snap operations are included in NeoMedia's consolidated financial results for the period March 1, 2006 through September 30, 2006. Net loss of $8,123,000 for the nine months ended September 30, 2006 includes $1,149,000 of stock based compensation recognized pursuant to SFAS 123.

(2)
NeoMedia Telecom Services consists of the operations of BSD Software, Inc., acquired March 21, 2006, and included in NeoMedia's consolidated financial results for the period March 22, 2006 through September 30, 2006. Net income of $31,000 for the nine months ended September 30, 2006 includes $432,000 of stock based compensation recognized pursuant to SFAS 123

(3)
NeoMedia Consulting & Integration Services business unit was wound down during the first quarter of 2006 and combined with the NeoMedia Mobile business unit. Results from operations previously included in this business unit are now included in the NeoMedia Mobile business unit.

(4)	Segment reporting excludes the Micro Paint Repair business unit discontinued operations and the assets held for sale.

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.

11. INVENTORY

Inventories for continuing operations, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2006:

September 30, 2006
Raw materials	$—
Work-in-process	—
Finished goods	53
Total	$53

12. ACCRUED LIABILITIES

Accrued liabilities for continuing operations consist of the following as of September 30, 2006:

September 30, 2006
Accruals related to silent partner agreements	$1,507
Accrued legal and accounting costs	426
Accruals for disputed services	794
Accrued operating expenses	1,441
Payroll related accruals	442
Accrued liquidated damages on Series C convertible preferred stock	161
Total	$4,771

13. COMMITMENTS AND CONTINGENCIES

NeoMedia is party to various commitments and contingencies, such as:

•	NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases

•	NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities

•	NeoMedia is party to various consulting agreements that carry payment obligations into future years.

•	NeoMedia issued Series C convertible preferred shares with face value of $22,000,000 and convertible debentures with a face value of $5 million that are subject to conversion at future dates

•	NeoMedia holds notes payable to certain vendors and silent partners of an acquired subsidiary that mature at various dates in the future.

•
NeoMedia’s subsidiary Sponge has entered into purchase commitments to procure the functionality needed to support a sales agreement with a major customer. The purchase commitments require payments of $1,121,000 in the fourth quarter of 2006, and $2,200,000 in 2007. Revenues related to this program are expected to exceed the purchase commitments over the one-year life of the contract.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

					Series C
		Vendor &			Convertible
	Operating	Consulting	Notes	Convertible	Preferred
	Leases	Agreements	Payable	Debentures	Stock	Total
2006 (remaining three months)	$219	$3,040	$2,312	$—	$—	$5,570
2007	743	4,180	27	—	—	4,950
2008	571	—	—	5,000	—	5,571
2009	323	—	—	—	22,000	22,323
2010	206	—	—	—	—	206
Thereafter	198	—	—	—	—	198
Total	$2,260	$7,220	$2,339	$5,000	$22,000	$38,818

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

In the event that NeoMedia’s stock price, at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable, is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million relating to the guarantees. On September 11, 2006, NeoMedia filed a registration statement on Form S-3 which included the consideration shares issued to acquire Mobot, Sponge, Gavitec, and 12Snap, among others. At current stock prices, NeoMedia does not believe that it will be able to generate enough cash to satisfy the purchase price guarantees if and when they become due, which is expected to occur upon effectiveness of the registration statement. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved.

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

In addition, one of the silent partners initiated arbitration proceedings during 2006 claiming the amount of EUR 353,000 (approximately $443,000) plus interest of 5% per annum since March 1, 2006 arising out of a change in control clause of the silent partnership agreement. The matter has been subject to German arbitration proceedings during the third and fourth quarter 2006, and the parties are currently negotiating a settlement based on the arbitration proceedings.

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

NeoMedia also assumed amounts due to former BSD shareholders which bear interest at rates varying from 0%-10% per annum, are unsecured and due on demand and are subject to cash payment plans. Amounts due under such arrangements were $56,000 as of September 30, 2006.

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

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $759,000 of Micro Paint Repair products to Automart that has not yet been recognized in revenue as of September 30, 2006. The amount of $573,000 is included in deferred costs as of September 30, 2006.

In the third quarter of 2006, NeoMedia established a reserve for bad debt against the open accounts receivable, and wrote off the deferred revenue and deferred costs, incurring a net charge to income of $653,000. NeoMedia will recognize revenue on these shipments if and when collectibility is reasonably assured.

Pick Ups Plus and Automotive Preservation

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc. (“PUPS”)(OTCBB:PUPS) restricted common stock. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In addition, on February 17, 2006, NeoMedia acquired an additional 20,000,000 shares of PUPS common stock from Cornell Capital Partners acquired from the proceeds of the Series C convertible preferred stock sale. The total of 28,333,333 shares owned represent approximately 19.75% of PUPS outstanding shares (based on 143,482,281 PUPS shares outstanding as of March 15, 2006). Because the investment represents less than 20% of PUPS outstanding shares, and because NeoMedia does not exercise significant influence over PUPS operations or decision making, NeoMedia has recorded the investment as available for sale securities and reported at fair value. As of September 30, 2006, NeoMedia has recorded an unrealized holding loss of $384,000 due to the decrease in the quoted market price of PUPS common stock.

Also on February 25, 2005, NeoMedia signed two non-binding Letters of Intent to acquire up to 100% of Automotive Preservation, Inc. (“AP”), a distributor of automotive paint and accessory products, from AP’s parent company, PUPS. The first Letter of Intent calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second Letter of Intent, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second Letter of Intent also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP’s previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both Letters of Intent are non-binding and subject to due diligence by NeoMedia and AP. On September 21, 2005, NeoMedia’s board of directors approved to change the deal structure for the acquisition of AP, so that the Company would acquire only 30% of AP for a total purchase price of $1.6 million of which $600,000 would be paid in cash and $446,000 would be paid through the assumption of debt, and $554,000 through the issuance of restricted NeoMedia stock. NeoMedia will not acquire the remaining 70% of AP under the new structure.

During April 2006, NeoMedia announced its intention to issue a stock dividend with the distribution of common shares of PUPS common stock as a property dividend. NeoMedia intends to distribute 8,333,333 shares of PUPS common stock, which it acquired in February 2005, to NeoMedia shareholders of record as of April 28, 2006. The shares are to be distributed at such time as PUPS files and makes effective a registration statement registering the shares. As of September 30, 2006, PUPS had not filed a registration statement and is not legally obligated to file a registration statement.

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

Change to Composition of Compensation Committee of Board of Directors

On September 20, 2006, the Board of Directors approved a change in the composition of the Compensation Committee. Previously the Compensation Committee was comprised of Charles W. Fritz, Charles T. Jensen, and James J. Keil. Effective September 20, 2006 the Compensation Committee will be comprised of all outside directors, including James J. Keil, A. Hayes Barclay, and William E. Fritz.

15. SUBSEQUENT EVENTS

See Note 9.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoMedia in the Marketplace

During the first quarter of 2006, NeoMedia implemented an aggressive growth strategy aimed at penetrating the rapidly evolving mobile marketing industry, through the acquisition of Mobot, Gavitec, 12Snap, and Sponge. Combining the brand name and innovative power of its new acquisitions with its patent portfolio and proprietary qode® suite of products, NeoMedia’s goal is to capture a significant portion of early adopting marketers and drive high volumes of physical-world-to-mobile-internet traffic through the NeoMedia engine.

As with any industry in its relative infancy, there have been bumps along the way. NeoMedia has experienced many of the problems normally associated with developing technologies and markets, such as slower than anticipated marketplace adoption, technical product development issues, the market’s unwillingness to find a standard pricing model, and increased competition, among others.

However, NeoMedia management believes that the Company has made significant inroads into this developing market. NeoMedia’s family of products and companies has run some of the most innovative and successful mobile marketing campaigns in the marketplace during 2006, such as:

•	qode® technology will be featured in an interactive textbook published by Prentice Hall, in which students can link to mobile online content through the qode® reader on their mobile phones.

•
12Snap designs and runs mobile marketing campaigns for a plethora of clients, most notably McDonald’s, Coca-Cola, Adidas, Nokia, Lufthansa, MTV, Kraft Foods, and Ferrero. 12snap enables millions of consumers throughout the EMEA (Europe, Middle East & Africa) region to participate in high-quality and entertaining mobile marketing campaigns.

•
Gavitec has run mobile marketing solutions for clients such as McDonald’s Portugal, Amnesty International, Malaysian Railways, World Soccer Games 2006, EMT (Empresa Malagueña de Transportes, a Spanish public transport provider) Ströer, a large media company. Gavitec also ran a mobile couponing campaign for Bitburger beer focusing on World Cup events.

•
Sponge media successes included increased activity for IPC magazines and News International, as well as television program Big Brother in Sweden and Norway. Sponge has also worked on a number of brand promotions, including: a major specialist motorcycle magazine; on-pack text-to-win mechanics for a major soft drinks brand to coincide with the World Cup as well as other drinks and confectionary brands. Also launched was a pan-European, eight-country trade promotion for TaylorMade®-adidas® Golf.

•
Mobot expanded its relationship with Hachette Filipacchi Media and delivered a first-of-its-kind nationwide (U.S. & Canada) campaign for Starbucks. Mobot also helped launch an interactive shopping program called EWish with ELLE magazine, and provided a direct link campaign for Acura.

NeoMedia Telecom

During March 2006, NeoMedia acquired BSD Software, Inc. and created NeoMedia Telecom Services Business Unit. The acquisition of BSD did not contain the same purchase price guarantee provision as the other acquisitions.

NeoMedia Telecom is currently in the final stages of completing the successful transition of some of its key customers to a new Canadian interchange carrier network, which provides both 1010 dial-around and 900 service nationally. The company is already experiencing a positive impact from this transition in two ways: (1) several customers who were regional are expanding to a national billing strategy, and (2) NeoMedia Telecom has been able to reduce costs by moving from local exchange carriers (LEC’s) to the new interchange carrier network, which is a non-tariffed (regulated rates) national network.

Third quarter revenue from NeoMedia Telecom was $3,205,000, up from second quarter revenue of $2,937,000 million. The revenue growth is the result of transition to the new IXC, which lowers NeoMedia Telecom’s cost basis, as well as expansion of the NeoMedia Telecom’s billing solutions to U.S. carriers.

Purchase Price Obligation

From a capitalization perspective, NeoMedia was a relatively small player in the mobile marketing industry prior to its acquisitions of 12Snap, Gavitec, Sponge and Mobot. Many large advertising agencies, software providers, and other larger and better-funded companies were and continue to be in the market for acquisition of these cutting-edge start-ups. In order to induce companies of this caliber to merge with a smaller, unproven entity with fewer resources than competing bidders, NeoMedia agreed to a purchase price guarantee for the stock consideration issued in each transaction, essentially guaranteeing, with cash, that the value of the stock issued to acquire the companies would not decline between the closing of the acquisitions and the time the recipients could sell it. The stock price at the time the acquisitions closed was approximately $0.39 per share. Since the closing of the acquisitions in February and March, NeoMedia’s stock price has gradually eroded. The last sale price on October 23, 2006 was $0.10 per share, at which price the purchase price guarantee obligation would be approximately $32.7 million.

NeoMedia has neither sufficient operating capital nor contractually committed capital from outside sources to adequately fund the purchase price guarantee at these levels. As a result, NeoMedia has sought other means to satisfy or eliminate the obligations, including an offer to pay the obligation with shares of its common stock. As of the date of this filing, there have been no formal agreements put in place with respect to alternate payment of any of the obligations. In the event that the obligations are not satisfied through the issuance of common stock or other non-cash means, NeoMedia could be forced to sell or otherwise divest of some of its subsidiaries in the near future, or be subject to potential litigation by the shareholders of the acquired companies.

Additional Cost Reductions

During the third and fourth quarters of 2006, NeoMedia is implementing company wide cost reduction plans aimed at conserving its limited cash resources, including reductions of its workforce, termination of several month-to-month consulting arrangements, and other cost savings measures. NeoMedia will also realize additional cost reductions upon the sale of its Micro Paint Repair business unit, which has operated at a loss since its acquisition in February 2004. NeoMedia will continue to evaluate its cost base and reduce redundant or non-mission critical costs during the remainder of 2006 and into 2007.

Sale of Micro Paint Business Unit

On August 30, 2006, NeoMedia signed a non-binding letter of intent to sell its Micro Paint Repair business unit to Jose Sada, a technology partner of NeoMedia Micro Paint Repair, backed by Global Emerging Markets Group of New York City. The letter of intent calls for consummation of the transaction on or before November 24, 2006.

As a result of the pending sale, the operations of the NeoMedia Micro Paint Repair business unit have been classified as discontinued operations on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the assets and liabilities of the business unit have been classified as assets held for sale and liabilities held for sale on the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005. Loss from these discontinued operations was $1,620,000 and $381,000 for the three months ended September 30, 2006 and 2005, respectively, and $2,826,000 and $1,307,000 for the nine months ended September 30, 2006 and 2005, respectively. The carrying value of assets held for sale was $3,451,000 (unaudited) and $4,058,000 as of September 30, 2006 and December 31, 2005, respectively. The carrying value of liabilities held for sale was $750,000 (unaudited) and $669,000 as of September 30, 2006 and December 31, 2005, respectively. There have been no adjustments to the carrying value subsequent to September 30, 2006 and prior to this filing. NeoMedia will not recognize depreciation and amortization on the assets held for sale subsequent to September 30, 2006 through the date of sale. Depreciation and amortization on assets held for sale would be approximately $77,000 per quarter.

Termination of Hip Cricket Acquisition

On August 24, 2006, NeoMedia terminated a non-binding letter of intent to acquire Hip Cricket, due to an inability of the parties to come to terms on a definitive purchase price. On February 16, 2006, NeoMedia and Hip Cricket signed the letter of intent, under which NeoMedia intended to acquire all of the outstanding shares of Hip Cricket in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock, subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

In addition to signing the letter of intent, NeoMedia loaned Hip Cricket the principal amount of $500,000 in the form of (a) a promissory note, dated February 16, 2006, in the amount of $250,000 and (b) that certain promissory note, dated March 20, 2006, in the amount of $250,000. The notes accrue interest at a rate of 8% per annum. The notes were to be applied toward the cash portion of the purchase price upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of Hip Cricket by NeoMedia, as contemplated in the letter of intent. Due to the termination of the letter of intent, and pursuant to the terms of the notes, the face amount of the notes, plus any and all interest accrued thereon, will become payable and due on November 22, 2006. In the event the Notes are not repaid by November 22, 2006, the notes will convert into shares of Hip Cricket common stock using a valuation of $4.5 million for Hip Cricket.

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

Accounting Treatment of Series C Convertible Preferred Stock and Convertible Debenture

In connection with the accounting treatment of the Series C convertible preferred stock sale (February 17, 2006) and Convertible Debentures (August 24, 2006), NeoMedia recognized a (loss) and gain on derivative financial instruments of $(9,271,000) and $6,503,000 during the three and nine month periods ended September 30, 2006, respectively. The gain and loss is due to the change in fair value of derivative financial instruments resulting from a decrease in NeoMedia's stock price from $0.389 per share on the date of the Series C convertible preferred stock sale (February 17, 2006) to $0.117 per share on September 30, 2006. The fair value of the derivative financial instruments at each measurement date correlates to NeoMedia's stock price at the same date. As a result, NeoMedia's net income varies significantly from its cash flow from operations during the three and six months ended June 30, 2006. In future periods, NeoMedia's earnings could fluctuate dramatically from quarter to quarter if its stock price is significantly different from the stock price at the end of the previous measurement period. Because NeoMedia cannot guarantee that it has enough authorized shares to net share settle the Series C convertible preferred stock, the change in fair value of derivative instruments will be recorded to NeoMedia's statement of operations each reporting period until the Series C convertible preferred stock is fully converted.

Write-off of Deferred Financing Costs

In the third quarter of 2006, NeoMedia incurred a non-cash charge to income in the amount of $13,256,000 to write off deferred equity financing costs related to its $100 million Standby Equity Distribution Agreement. The costs were originally recorded in March 2005 and represent the fair value of warrants issued as financing costs associated with the 2005 SEDA. The Company believes that it can no longer consider the 2005 SEDA a viable financing source due to the utilization of the preferred stock financing and the debenture financing.

Critical Accounting Policies

The United States Securities and Exchange Commission (the “SEC”) issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia’s most critical accounting policies include: intangible asset valuation, which affects amortization and impairment of goodwill and other intangibles; financial instruments and concentrations of credit risk, which affects gains and losses from derivative financial instruments; allowance for doubtful accounts; inventory valuation, which affects cost of sales and gross margin; stock based compensation; estimate of litigation-based liability; and revenue recognition. NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

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

Financial Instruments and Concentrations of Credit Risk. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financing. Management believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of the convertible preferred stock and convertible debenture financing is estimated on September 30, 2006 to be approximately $1,515,000 and $72,692 respectively.

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

(1)
Technology license fees, including Intellectual Property licenses, represent revenue from the licensing of NeoMedia’s proprietary  software  tools and  applications products.  NeoMedia licenses its  development  tools and  application  products pursuant to non-exclusive and  non-transferable  license agreements.  The basis for license fee revenue recognition is substantially governed by American  Institute  of  Certified  Public  Accountants  ("AICPA")  Statement of Position 97-2 "Software Revenue  Recognition" ("SOP 97-2"), as amended, and Statement of Position 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.”.  License revenue is recognized if persuasive  evidence of an agreement  exists,  delivery has occurred, pricing is fixed and determinable, and collectibility is probable.  The Company defers revenue related to license fees for which amounts have been collected but for which revenue has not been recognized in accordance with the above, and recognizes the revenue over the appropriate period.

(2)
Technology service and product revenue, which includes sales of software and technology equipment and service fee is recognized  based on guidance  provided in  SEC Staff  Accounting  Bulletin  (“SAB”) No. 104,  "Revenue  Recognition  in Financial Statements,"  as amended (SAB 104).  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract.  Software  license revenue  from  long-term  contracts  has  been  recognized  on a  percentage  of completion  basis,  along with the  associated  services being  provided.  Telecom revenues are recognized at the time that calls are accepted by the clearing house for billing to customers. The Company’s recently acquired subsidiaries BSD, Mobot, and Gavitec follow this policy. The Company defers revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s recently acquired subsidiaries 12Snap and Sponge follow this policy. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

(4)
Revenue for licensing and exclusivity on NeoMedia’s Micro Paint Repair systems is recognized equally over the term of the contract, which is currently one year.  A portion of the initial fee paid by the customer is allocated to licensing, training costs and initial products sold with the system. Revenue is recognized upon completion of training and shipment of the products, provided there is VSOE in a multiple element arrangement.  Ongoing product and service revenue is recognized as products are shipped and services performed.  The Company defers revenue related to micro paint repair licensing for which amounts have been invoiced and/or collected and revenue is then recognized over the estimated contract period, which is currently one year.

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

Income Tax Valuation Allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of September 30, 2006 and 2005.

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

Stock-Based Compensation

NeoMedia adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) on January 1, 2006, using the prospective method for stock option grants prior to January 1, 2006 and the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2006. As a result, the unamortized compensation expense from stock options granted prior to January 1, 2006 is not included in the statement of operations. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values. Under the modified-prospective transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by NeoMedia’s estimate of forfeitures of all unvested awards.

Prior to January 1, 2006, NeoMedia accounted for its stock-based compensation plans under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”). Under APB 25, when the exercise price of options granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded.  When the exercise price of options granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Had NeoMedia accounted for stock based compensation under the fair value method during the three and nine months ended September 30, 2005, net loss would have been higher by $1.1 million and $2.8 million, respectively, during these periods, causing an increase to the reported net loss per share of $0.01 for each period.

SFAS 123R requires share-based payments to employees to be measured at fair value. However, the valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. NeoMedia uses the Black-Scholes-Merton pricing model in order to calculate the estimated fair value for its stock options.

Approximately 56% and 37% of the stock-based compensation expense recorded in the three and nine months ended September 30, 2006 respectively, relates to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates for these options have not been changed.

As of September 30, 2006, there was $8.0 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under NeoMedia’s option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.2 years. The amount of stock-based compensation expense to be recorded in any future period cannot be exactly predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

One of the key components used in calculating the fair value of stock options is the volatility of the underlying stock. As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia’s volatility decreased significantly for stock based compensation granted during the nine months ended September 30, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan's overfunded status or a liability for a plan's underfunded status, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur.  SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity's results of operations. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. We will apply the provisions of SAB 108 with the preparation of our annual financial statements for the calendar year ending December 31, 2006. The Company is currently evaluating, but does not expect the application of the provisions of SAB 108 to have a material impact, if any, on our financial statements for the calendar year ending December 31, 2006.

Results Of Operations For The Three Months Ended September 30, 2006 As Compared To The Three Months Ended September 30, 2005

Net sales.  Total net sales from continuing operations for the three months ended September 30, 2006 were $6,249,000, which represented a $6,056,000, or 3,138%, increase from $193,000 for the three months ended September 30, 2005.  This increase resulted from (i) $6,067,000 net sales from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, offset by a (ii) decrease of $7,000 in net sales from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products.

Cost of sales.  Cost of technology services, products and licenses fees were $4,112,000 for the three months ended September 30, 2006 compared to $116,000 for the three months ended September 30, 2006, an increase of $3,996,000, or 3,445%.  This increase resulted from (i) $3,523,000 product and service related cost of sales from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) amortization of $519,000 of intangible assets relating to the acquisitions of Mobot, Sponge, Gavitec, 12Snap and BSD, offset by (iii) a decrease of $46,000 in cost of sales from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products.

Gross profit.  Gross profit was $2,137,000 for the three months ended September 30, 2006, an increase of $2,060,000, or 2,675%, compared with gross profit of $77,000 for the three months ended September 30, 2005.  This increase resulted from (i) $2,528,000 operational gross profit from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) increased gross profit of $51,000 from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products, offset by (iii) amortization of $519,000 of intangible assets relating to the acquisitions.

Sales and marketing.  Sales and marketing expenses were $2,795,000 for the three months ended September 30, 2006, compared to $589,000 for the three months ended September 30, 2005, an increase of $2,206,000 or 375%.  This increase resulted from (i) sales and marketing expenses of $2,420,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, offset by (ii) lower sales and marketing expense in the Company’s underlying business represented by qode® and NeoMedia’s legacy software products of $214,000 in 2006.

General and administrative.  General and administrative expenses increased by $1,894,000, or 248%, to $2,659,000 for the three months ended September 30, 2006, compared to $765,000 for the three months ended September 30, 2005. The increase resulted from (i) higher accounting, professional, and legal services of $1,215,000 due to Company’s implementation of Sarbanes Oxley, higher audit fees and accounting overhead resulting from a more complex reporting structure and transactions, actual and threatened lawsuits, and registration statements, and (ii) general and administrative expenses of $681,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006.

Research and development.  During the three months ended September 30, 2006, NeoMedia charged to expense $1,013,000 of research and development costs, an increase of $890,000 or 724% compared to $123,000 for the three months ended September 30, 2005.  The increase resulted from (i) research and development expenses of $746,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, and (ii) increased research and development expense related to qode® products of $143,000.

Stock based compensation expense.  Stock based compensation was $2,230,000 for the three months ended September 30, 2006, as compared with $93,000 for the three months ended September 30, 2005, an increase of $2,227,000, or 2,395%.  The increase was due to the adoption of SFAS 123R (Share Based Payment) on January 1, 2006.

Gain on extinguishment of debt.  Gain on extinguishment of debt was $0 for the three months ended September 30, 2006, a decrease of $1,000 or 100%, compared with a gain of $1,000 during the three months ended September 30, 2005.  The gain in 2005 resulted from the difference between the cash or market value of stock issued to settle debt and the carrying value of the debt at the time of settlement.

Interest income (expense).  Interest income (expense) consists primarily of interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments and notes receivable.  Interest expense for the three months ended September 30, 2006 was $112,000, as compared to interest expense of $77,000 for the three months ended September 30, 2005, a change of $35,000 or 45%. The change resulted from $123,000 of interest expense during the three months ended September 20, 2005 related to a note payable that was paid off during the first quarter of 2006 and accrued liquidated damages related to the preferred stock of $161,000 in 2006.

Write-off of deferred equity financing costs. During the three months ended September 30, 2006, NeoMedia incurred a charge of $13,256,000 to write off deferred equity financing costs related to the 2005 SEDA. No comparable charges were taken during the three months ended September 30, 2005.

Change in fair value from revaluation of warrants and embedded conversion features. Loss from the change in fair value from revaluation of warrants and embedded conversion features was $9,271,000 for the three months ended September 30, 2006.  The gain is on the derivatives and embedded conversion features associated with the preferred stock sale on February 17, 2006 and the convertible debenture financing dated August 24, 2006.  Certain derivatives and embedded conversion features were created at the time of each offering and those derivatives are recorded at fair value on the accompanying balance sheet.   The gain for the three months ended September 30, 2006 is driven by a reduction in NeoMedia’s stock price from June 30, 2006 to September 30, 2006.   There was no such gain or loss on derivative financial instruments for the three months ended September 30, 2005.

Loss from discontinued business unit.  During the three months ended September 30, 2006, NeoMedia entered into a letter of intent to sell its NMPR business unit. As a result, the Company has classified the operations of the NMPR business unit into this line item. Loss from the discontinued business unit represents direct operations of the NMPR business during the three months ended September 30, 2006. The net loss from the NMPR business unit for the three months ended September 30, 2006 was $1,620,000, an increase of $1,239,000 and 325% from the loss of $381,000 for the three months ended September 30, 2005. The increased loss is due to the fixed overhead costs related to the expansion into the US and China markets and the establishment of a bad debt reserve on the sales to a customer in China.

Net loss.  The net loss for the three months ended September 30, 2006 was $30,909,000, which represented a $28,959,000, or 1,485% increase from a $1,950,000 loss for the three months ended September 30, 2005.  This increased net loss resulted from (i) $9,271,000 expense from the change in fair value from revaluation of warrants and embedded conversion features associated with the preferred stock and convertible debenture financing, (ii) $13,256,000 charge to write off deferred equity financing costs associated with the 2005 SEDA, (iii) $2,390,000 increase to stock based compensation expense as a result of the adoption of SFAS 123(R) on January 1, 2006, (iv) $1,105,000 loss from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (v) $653,000 bad debt reserve for the Micro Paint customer in China, and (vi) $2,284,000 increased loss from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, and corporate administration.

Known trends, demands, commitments, or uncertainties. In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million relating to the guarantees. On September 11, 2006, NeoMedia filed a registration statement on Form S-3 which included the consideration shares issued to acquire Mobot, Sponge, Gavitec, and 12Snap, among others. At current stock prices, NeoMedia does not believe that it will be able to generate enough cash to satisfy the purchase price guarantees if and when they become due, which is expected to occur upon effectiveness of the registration statement. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved. In the event that NeoMedia is not able to negotiate another form of payment, NeoMedia could be forced to divest of certain of the acquisitions. In the event that one or more of these subsidiaries is divested (which divestiture would be subject to approval by Cornell Capital Partners), NeoMedia would expect its sales, cost of sales, gross profit, and operating expenses over the next 12 months to decrease materially compared with its 2006 results which reflect operations of all acquisitions.

Results Of Operations For The Nine months Ended September 30, 2006 As Compared To The Nine Months Ended September 30, 2005

Net sales.  Total net sales for the nine months ended September 30, 2006 were $14,129,000, which represented a $13,367,000, or 1,754%, increase from $762,000 for the nine months ended September 30, 2005.  This increase resulted from (i) $13,876,000 net sales from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) an increase of $45,000 in net sales from the Company’s underlying business represented by qode® and intellectual property licensing, offset by (iii) a decrease in net sales of $554,000 from NeoMedia’s Consulting and Integration Services business unit.

        Cost of sales.  Cost of technology services, products and licenses fees were $8,887,000 for the nine months ended September 30, 2006 compared to $440,000 for the nine months ended September 30, 2005, an increase of $8,447,000, or 1,920%.  This increase resulted from (i) $7,385,000 product and service related cost of sales from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) amortization of $1,241,000 of intangible assets relating to the acquisitions of Mobot, Sponge, Gavitec, 12Snap and BSD, offset by (iii) a decrease of $249,000 in cost of sales from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products.

            Gross profit.  Gross profit was $5,242,000 for the nine months ended September 30, 2006, an increase of $4,920,000, or 1,528%, compared with gross profit of $322,000 for the nine months ended September 30, 2005.  This increase resulted from (i) $6,491,000 operational gross profit from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, offset by (ii) decreased gross profit of $330,000 from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, and NeoMedia’s discontinued Consulting and Integration Services business unit, and (iii) amortization of $1,241,000 of intangible assets relating to the acquisitions.

Sales and marketing.  Sales and marketing expenses were $6,719,000 for the nine months ended September 30, 2006, compared to $1,332,000 for the nine months ended September 30, 2005, an increase of $5,387,000 or 404%.  This increase resulted from (i) sales and marketing expenses of $4,597,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, and (ii) higher sales and marketing expense in the Company’s underlying business represented by qode® and NeoMedia’s legacy software products of $790,000 in 2006.

General and administrative.  General and administrative expenses increased by $4,609,000, or 215%, to $6,752,000 for the nine months ended September 30, 2006, compared to $2,143,000 for the nine months ended September 30, 2005. The increase resulted from (i) higher accounting, professional, and legal services of $2,482,000 due to Company’s implementation of Sarbanes Oxley, higher audit fees resulting from a more complex reporting structure and transactions, actual and threatened lawsuits, and registration statements, and (ii) general and administrative expenses of $2,128,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006.

Research and development.  During the nine months ended September 30, 2006, NeoMedia charged to expense $2,309,000 of research and development costs, an increase of $1,944,000 or 533% compared to $365,000 for the three months ended September 30, 2005.  The increase resulted from (i) research and development expenses of $1,481,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, and (ii) increased research and development expense related to qode® products of $462,000.

Stock based compensation expense.  Stock based compensation was $4,948,000 for the nine months ended September 30, 2006, as compared with $593,000 for the nine months ended September 30, 2005, an increase of $4,355,000, or 743%.  The increase was due to the adoption of SFAS 123R (Share Based Payment) on January 1, 2006.

Gain (loss) on extinguishment of debt.  NeoMedia incurred a loss on extinguishment of debt of $1,858,000 for the nine months ended September 30, 2006, primarily resulting from debt retired in connection with the Series C preferred stock issued and sold to Cornell on February 17, 2006.   A loss was incurred on the surrender  of a certain promissory note to Cornell dated March 30, 2005 in connection with the preferred stock sale. During the nine months ended September 30, 2005, NeoMedia recognized a gain on extinguishment of debt of $172,000, resulting from the payment of debt at a discount to its book value.

Interest income (expense).  Interest income (expense) consists primarily of interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest expense decreased by $32,000, or 14%, to $191,000 for the nine months ended September 30, 2006 from $223,000 for the nine months ended September 30, 2005. The change resulted from $319,000 of interest expense during the nine months ended September 30, 2005 related to a note payable that was paid off during the first quarter of 2006, offset by interest earned on notes receivable in 2006, and the accrual of $161,000 of liquidated damages related to the preferred stock in 2006.

Write-off of deferred equity financing costs. During the nine months ended September 30, 2006, NeoMedia incurred a charge of $13,256,000 to write off deferred equity financing costs related to the 2005 SEDA. No comparable charges were taken during the nine months ended September 30, 2005.

Change in fair value from revaluation of warrants and embedded conversion features. Gain from the change in fair value from the revaluation of warrants and embedded conversion features was $6,523,000 for the nine months ended September 30, 2006.  The gain is on the derivatives and embedded conversion features associated with the preferred stock sale on February 17, 2006 and the convertible debenture financing dated August 24, 2006.  Certain derivatives and embedded conversion features were created at the time of each offering and those derivatives are recorded at fair value on the accompanying balance sheet. The gain for the nine months ended September 30, 2006 is the reduction in value of the derivatives and embedded conversion features from the inception of each financing to September 30, 2006 and is due almost entirely to a reduction in NeoMedia’s stock price from the inception of each financing to September 30, 2006.  There was no such gain or loss on derivative financial instruments for the nine months ended September 30, 2005.

Loss from discontinued business unit.  During the nine months ended September 30, 2006, NeoMedia entered into a letter of intent to sell its NMPR business unit. As a result, the Company has classified the operations of the NMPR business unit into this line item. Loss from the discontinued business unit represent direct operations of the NMPR business during the nine months ended September 30, 2006. The net loss from the NMPR business unit for the nine months ended September 30, 2006 was $2,826,000, an increase of $1,519,000 and 116% from the loss of $1,307,000 for the nine months ended September 30, 2005. The increased loss is due to the fixed overhead costs related to the expansion into the US and China markets and the establishment of a bad debt reserve on the amount owed by a customer in China.

Net loss.  The net loss for the nine months ended September 30, 2006 was $27,094,000, which represented a $21,625,000, or 395% increase from a $5,469,000 loss for the nine months ended September 30, 2005.  This increased net loss resulted from (i) $4,499,000 increase to stock based compensation expense as a result of the adoption of SFAS 123(R) on January 1, 2006, (ii) $1,715,000 loss from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (iii) $13,256,000 charge to write off deferred equity financing costs associated with the 2005 SEDA, (iv) $1,858,000 loss on the extinguishment of debt, (v) $1,034,000 increased losses from the expansion of the Micro Paint business unit held for sale, and (vi) $5,786,000 increased loss from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, and corporate administration including audit and legal fees, offset by (vii) $6,523,000 gain from the change in fair value from revaluation of warrants and embedded conversion features associated with the preferred stock and convertible debenture financing.

Known trends, demands, commitments, or uncertainties. In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million relating to the guarantees. On September 11, 2006, NeoMedia filed a registration statement on Form S-3 which included the consideration shares issued to acquire Mobot, Sponge, Gavitec, and 12Snap, among others. At current stock prices, NeoMedia does not believe that it will be able to generate enough cash to satisfy the purchase price guarantees if and when they become due, which is expected to occur upon effectiveness of the registration statement. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved. In the event that NeoMedia is not able to negotiate another form of payment, NeoMedia could be forced to divest of certain of the acquisitions. In the event that one or more of these subsidiaries is divested (which divestiture would be subject to approval by Cornell Capital Partners), NeoMedia would expect its sales, cost of sales, gross profit, and operating expenses over the next 12 months to decrease materially compared with its 2006 results which reflect operations of all acquisitions.

Liquidity and Capital Resources

Current Period Activity

Net cash from operations. Net cash used in continuing operating activities (net of cash used from operations of discontinued business unit) was $8,381,000 for the nine months ended September 30, 2006, compared with $4,323,000 for the nine months ended September 30, 2005. NeoMedia’s net cash used in continuing operating activities increased substantially during the nine months ended September 30, 2006. The increase was driven by the following factors (1) additional sales, marketing, research and development resources employed to complete the technical requirements for a 2006 qode® launch in the U.S. and Europe; (2) increased general and administrative costs associated with supporting the new acquisitions and other administrative initiatives such as Sarbanes Oxley; and (3) negative operational cashflow during the nine months ended September 30, 2006 from newly-acquired subsidiaries Mobot, Gavitec, Sponge, and 12Snap.

Net used in investing. NeoMedia’s net cash flow used in investing activities (net of cash used in investing of discontinued business unit) for the nine months ended September 30, 2006 and 2005 was $14,687,000 and $4,117,000, respectively. The increase resulted from the investment of $11,891,000 in the acquisitions of Mobot, Sponge, Gavitec and 12Snap. NeoMedia also advanced $500,000 to Hip Cricket in the form of promissory notes, and increased capital expenditures on equipment and software required for the qode® launch.

Net cash provided by financing activities. Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 was $25,165,000 and $10,292,000, respectively. NeoMedia received $14,066,000 from the sale of Series C convertible stock during February 2006, and an additional $5,000,000 from the sale of convertible debentures during August 2006. NeoMedia also received $8,419,000 from the exercise of warrants and employee stock options during the nine months ended September 30, 2006.

Net cash used in discontinued operations. Net cash used in the Company’s discontinued Micro Paint Repair operations for the nine months ended September 30, 2006 was $2,020,000, of which $1,980,000 was used in operations, $56,000 was used in investing activities, and $16,000 was generated as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued Micro Paint Repair operations for the nine months ended September 30, 2005 was $1,737,000, of which $1,628,000 was used in operations, $133,000 was used in investing activities, and $24,000 was generated as a result of the effect of exchange rates on cash. The negative cashflow from operations of the discontinued Micro Paint Repair business will cease upon the pending sale of the business unit, which will reduce NeoMedia’s consolidated cash used in operations.

As of September 30, 2006, NeoMedia has a working capital deficiency of $30,222,000, of which $26,667,000 relates to the fair value of derivative financial instruments. NeoMedia intends to fund its working capital deficiency as described in “Sources of Cash and Projected Cash Requirements”.

Significant Liquidity Events

In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million relating to the guarantees. On September 11, 2006, NeoMedia filed a registration statement on Form S-3 which included the consideration shares issued to acquire Mobot, Sponge, Gavitec, and 12Snap, among others. At current stock prices, NeoMedia does not believe that it will be able to generate enough cash to satisfy the purchase price guarantees if and when they become due, which is expected to occur upon effectiveness of the registration statement. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved.

During the nine months ended September 30, 2006, NeoMedia made cash payments totaling $2.1 million to silent partners of 12Snap, as partial payment under silent partner agreements put in place prior to the acquisition of 12Snap by NeoMedia. The agreements call for additional cash payments of approximately $2.3million on or before December 31, 2006.

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of Micro Paint Repair products to Automart for which payment has not been received. The accounts receivable related to this transaction have been fully reserved. Recognition of revenue on this transaction has been deferred since this is a new customer in a new territory. If and when payment is made, NeoMedia expects to recognize revenue for these shipments, and would also receive a material cash infusion. In the absence of payment, NeoMedia would not recognize revenue related to these products and would not recoup its cost of goods sold which have already been paid. These assets could be sold in connection with the proposed sale of the NMPR business unit.

Sources of Cash and Projected Cash Requirements

NeoMedia intends to fund its growth and working capital deficiencies from the following sources during the remainder of 2006 and beyond:

Exercise of options and warrants. In connection with the convertible debenture financing, NeoMedia issued 175,000,000 warrants to purchase shares of common stock at exercise prices between $0.05 - $0.25 per share. NeoMedia also repriced 85,000,000 previously issued warrants to prices between $0.10 - $0.15. NeoMedia can force conversion of the warrants if its stock price is more than $0.10 higher than the exercise price of the warrants once the shares underlying the warrants are registered. If all of these warrants were exercised, NeoMedia would receive $38.5 million proceeds. Based on its current stock price, NeoMedia would not realize any proceeds from these warrants. In addition, the warrants contain a provision that, if at the time of exercise, the shares underlying the warrant are not subject to an effective registration statement or if NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants.

In addition, certain outstanding employee stock options are in-the-money and could be exercised at the holders’ discretion from time to time. As of September 30, 2006, NeoMedia had 117 million outstanding employee stock options, of which 42 million were in-the-money based on the closing price on September 30, 2006 of $0.117 per share. Total potential proceeds from exercise of all in-the-money options is $2.1 million.

Sale of Micro Paint Repair business unit. During August 2006, NeoMedia announced its intent to sell its Micro Paint Repair business unit. Any cash proceeds realized from the sale of the Micro Paint Repair business will be used to fund the operations of the NeoMedia Mobile and NeoMedia Telecom Services businesses.

$100 Million SEDA. On March 30, 2005, NeoMedia and Cornell Capital Partners entered into a Standby Equity Distribution Agreement under which Cornell Capital Partners agreed to purchase up to $100 million of NeoMedia’s common stock over a two-year period, with the timing and amount of the purchase at NeoMedia’s discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. Based on NeoMedia’s current market capitalization and other outstanding securities, NeoMedia does not believe that the 2005 SEDA is currently a viable source of financing.

NeoMedia’s reliance on Cornell Capital Partners as its primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell’s consent NeoMedia cannot (i) issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of its assets of, or (iv) file any registration statements on Form S-8. In addition, pursuant to a security agreement between NeoMedia and Cornell signed in connection with the convertible debenture, Cornell has a security interest in all of NeoMedia’s assets. Such covenants could severely harm NeoMedia’s ability to raise additional funds from sources other than Cornell, and would likely result in a higher cost of capital in the event funding were secured.

Additionally, pursuant to the terms of the investment agreement between NeoMedia and Cornell signed in connection with the Series C convertible preferred stock sale, NeoMedia cannot (i) enter into any debt arrangements in which it is the borrower, (ii) grant any security interest in any of its assets, or (iii) grant any security below market price.

In addition, NeoMedia has incurred both cash and non-cash costs associated with the financing arrangements with Cornell Capital Partners, as follows:

•
In connection with the convertible debenture, NeoMedia issued 175 million warrants to Cornell with exercise prices between $0.05 and $0.25, repriced 75 million warrants that had been issued in connection with the Series C convertible preferred stock sale, and repriced an additional 10 million warrants that had been issued in connection with the 2005 SEDA.

•
In connection with the $27 million Series C convertible preferred stock sale, NeoMedia incurred the following costs: (i) Cornell held back a $2.7 million cash fee from the proceeds of the sale, (ii) NeoMedia issued 75 million warrants to Cornell with exercise prices between $0.35 and $0.50, which were subsequently repriced in connection with the convertible debenture, and (iii) NeoMedia issued 2 million warrants with an exercise price of $0.328 to another party for structuring and consulting fees associated with the sale.

•
In connection with the 2005 SEDA, NeoMedia incurred the following costs: (i) NeoMedia issued 75 million warrants to Cornell with an exercise price of $0.20, 10 million of which were subsequently repriced in connection with the convertible debenture, and (ii) NeoMedia issued 4 million warrants with an exercise price of $0.227 to another party for structuring and consulting fees associated with the 2005 SEDA. The fair value of these warrants in the amount of $13,256,000 was written off during the three months ended September 30, 2006.

NeoMedia’s cash flow used in operations was $8.4 million (net of cash used in operations of discontinued Micro Paint Repair business unit of $2.0 million) for the nine months ended September 30, 2006. In the event that NeoMedia’s stock price does not increase to levels where NeoMedia can force exercise of enough of its outstanding warrants to generate material operating capital, or if the market for NeoMedia’s stock will not support the sale of shares underlying such warrants or other funding sources, or NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia’s business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan, and could be forced to sell certain of its assets, including its subsidiaries.

Contractual Obligations

NeoMedia is party to various commitments and contingencies, such as:

•	NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases
•	NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities
•	NeoMedia is party to various consulting agreements that carry payment obligations into future years.
•	NeoMedia issued Series C convertible preferred shares with face value of $22,000,000 and convertible debentures with a face value of $5 million that are subject to conversion at future dates
•	NeoMedia holds notes payable to certain vendors and silent partners of an acquired subsidiary that mature at various dates in the future.
•
NeoMedia’s subsidiary Sponge has entered into purchase commitments to procure the functionality needed to support a sales agreement with a major customer. The purchase commitments require payments of $1,121,000 in the fourth quarter of 2006, and $2,200,000 in 2007. Revenues related to this program are expected to exceed the purchase commitments over the one-year life of the contract.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

					Series C
		Vendor &			Convertible
	Operating	Consulting	Notes	Convertible	Preferred
	Leases	Agreements	Payable	Debentures	Stock	Total
2006 (remaining three months)	$219	$3,040	$2,312	$—	$—	$5,571
2007	743	4,180	27	—	—	4,950
2008	571	—	—	5,000	—	5,571
2009	323	—	—	—	22,000	22,323
2010	206	—	—	—	—	206
Thereafter	198	—	—	—	—	198
Total	$2,260	$7,220	$2,339	$5,000	$22,000	$38,819

In addition to contractually obligated amounts above, NeoMedia has also guaranteed the value of stock consideration issued in connection with certain acquisitions, the amount of which will not be determinable until the shares issued for such acquisitions are registered. In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million relating to the guarantees.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2006, was $27,094,000, which includes a net gain on derivative financial instruments of $6,523,000 and a charge to write off deferred equity financing costs related to the 2005 SEDA of $13,256,000. NeoMedia also reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $119,618,000 and a working capital deficit of $30,222,000 as of September 30, 2006.

In addition, NeoMedia has material liquidity events that could adversely affect its ability to continue as a going concern, primarily:

•
In the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million relating to the guarantees.

•
During the nine months ended September 30, 2006, NeoMedia made cash payments totaling $2.1 million to silent partners of 12Snap, as partial payment under silent partner agreements in place prior to the acquisition of 12Snap by NeoMedia. The agreements call for additional cash payments of $2.1million plus accrued interest and penalties totaling $0.4 million on or before December 31, 2006.

NeoMedia had cash balances of $3,133,000 as of September 30, 2006. As disclosed above under the caption “Sources of Cash and Projected Cash Requirements,” NeoMedia could receive cash at future dates as follows: (1) from the exercise of stock options, to the extent that the exercise price of such stock options is less than the market price of NeoMedia’s common stock, (2) from the exercise of stock warrants, to the extent that the warrants become registered for resale and the exercise price of such stock warrants is less than the market price of NeoMedia’s common stock at the time of exercise, and to the extent that the holder of such warrants does not elect to perform a “cashless” exercise, in which case NeoMedia would not receive any cash proceeds from the exercise, and (3) from the sale of its Micro Paint Repair business unit.

However, none of these events is contractually obligated as of the date of this filing. Based on cash currently available, and in the absence of any additional funding, NeoMedia expects to be able to sustain operations through December 31, 2006. In order to maintain operations for a 12-month period, and in the absence of a material increase in revenues, NeoMedia estimates that it would need to raise at least an additional $7-10 million to sustain operations. NeoMedia expects that, while not contractually committed, it could receive cash from one or more of the sources outlined above. The most likely source of cash in the short term is from the sale of the Micro Paint business unit. To the extent that funds are not available from these sources, NeoMedia will seek alternate financing in another form, or attempt to sell its assets to meet its obligations.

During the third quarter of 2006, NeoMedia was using capital at a rate of approximately $2 million per quarter from its continuing operations. During the third quarter and continuing into the fourth quarter, NeoMedia has instituted cost-cutting measures, including the sale of the Micro Paint business unit, which operated at a loss an a quarter-over-quarter basis, and the reduction of its remaining workforce and overhead expenses.

NeoMedia plans to address its working capital deficiency by completing the sale of the Micro Paint Repair business unit and continuing to reduce its workforce and overhead expenses in non-critical areas. In addition, NeoMedia will attempt to generate additional revenue and profit from the launch of its qode® products, the commercialization of its patent portfolio, and from increased revenue and profit from its 12Snap, Gavitec, and NeoMedia Telecom businesses.

In the event that these financing sources do not materialize, or that NeoMedia is unsuccessful in increasing its revenues and profits, NeoMedia will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. Additionally, if these funding sources or increased revenues and profits do not materialize, and NeoMedia is unable to secure additional financing, NeoMedia could be forced to reduce or curtail its business operations unless it is able to engage in a merger or other corporate finance transaction with a better capitalized entity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NeoMedia previously filed its periodic reports as a small business issuer through the period ended December 31, 2005. The information required by Item 305 of Regulation S-K was not required under the disclosure requirements for small business issuers. Pursuant to Item 305 of Regulation S-K, disclosure of quantitative and qualitative information about market risk is required in the first annual report. Information relating to interim financial statements is not required until after the first fiscal year end in which Item 305 is applicable. Accordingly, NeoMedia anticipates providing a quantitative and qualitative analysis regarding market risk in its Form 10-K for the year ending December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

There were no policy reviews, improvements of documentation or general improvement in the state of internal controls that led to any change during the fiscal quarter, or subsequent to the end of the fiscal quarter through the date of this Form 10-Q, that materially affected or were reasonably likely to materially affect, internal controls over financial reporting.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered. In addition, the Company reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

Changes in Internal Controls. In connection with the evaluation of the Company’s internal controls during the Company’s nine months ended September 30, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting during the nine months ended September 30, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-Q.

PART II — OTHER INFORMATION

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

Scanbuy, Inc.

On January 23, 2004, NeoMedia filed suit against Scanbuy, Inc. (“Scanbuy”) in the Northern District of Illinois, claiming that Scanbuy has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing NeoMedia’s patents.  The complaint stated that on information and belief, Scanbuy had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement and continue to engage in acts of infringement of the patents-in-suit.  On April 15, 2004, the court dismissed the suits against Scanbuy for lack of personal jurisdiction.

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

12Snap Silent Partners

On April 18, 2006, 12Snap AG, a wholly-owned subsidiary of NeoMedia acquired on February 28, 2006, received a letter of Technologie Beteiligungsfonds Bayern GmbH & Co. KG, Munich, to initiate arbitration proceedings. Technologie Beteiligungsfonds claims for a final payment in the amount of EUR 353,000 (approximately $443,000) plus interest of 5% per annum since March 1, 2006 arising out of a silent partnership agreement with 12Snap. The matter was subject to a German arbitration proceeding during the third and fourth quarter 2006, and the parties are currently negotiating a settlement based on the arbitration proceedings.

12 Snap Rent Dispute

NeoMedia’s subsidiary 12Snap is involved in a dispute with its landlord regarding rent due for office space previously used by 12Snap in Italy. The dispute was heard in court on May 23, 2006, whereby the judge ruled for the parties to reach a settlement. The parties were unable to reach a settlement, and the case is being sent back to the courts. The opposing party is seeking approximately $140,000. The Company believes the actual settlement will be less than the amount sought.

Threatened Litigation

On March 15, 2006, NeoMedia received a letter from an unrelated third party alleging that the party performed independent consulting services leading up to the closing of the merger between NeoMedia and Mobot on February 17, 2006. The letter contends that NeoMedia and Mobot breached a consulting agreement whereby the party was to be paid $300,000, equal to 3% of the merger consideration paid by NeoMedia to Mobot. NeoMedia believes the claim is without merit and intends to vigorously defend.

ITEM 1A. RISK FACTORS

Risks Related to NeoMedia’s Business

NeoMedia Has Historically Lost Money And Losses May Continue

NeoMedia has incurred substantial operating losses since inception, and anticipates continuing to incur substantial losses for the foreseeable future. Net loss for the nine months ended September 30, 2006, was $27,094,000 (unaudited), which includes a $6,523,000 (unaudited) gain from the change in fair value from revaluation of warrants and embedded conversion features associated with the preferred stock and convertible debenture financing and a $13,256,000 (unaudited) charge to write off deferred equity financing costs associated with the 2005 SEDA. NeoMedia also reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively. NeoMedia’s accumulated losses were approximately $119,618,000 (unaudited) and $92,524,000 as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 NeoMedia had a working capital deficit of approximately $30,222,000 (unaudited). NeoMedia had stockholders’ equity of $40,854,000 (unaudited), $4,227,000 and $4,392,000 as of September 30, 2006 and December 31, 2005 and 2004, respectively. NeoMedia generated revenues of $14,129,000 (unaudited) and $762,000 (unaudited) for the nine months ended September 30, 2006 and 2005, respectively. In addition, during the nine months ended September 30, 2006 and 2005 NeoMedia recorded negative cash flows from continuing operations of $8,381,000 (unaudited) and $4,323,000 (unaudited), respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

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

Pursuant to the terms of the merger agreements with Mobot, Sponge, Gavitec, and 12Snap, in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with each acquisition are saleable is less than the price at which they were valued for purposes of the merger agreement (between $0.3839 and $0.3956 per share), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price the shares were valued for purposes of the merger agreement. Subsequent to the closing of the acquisitions and through October 23, 2006, NeoMedia’s stock has closed as low as $0.07 per share. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million resulting from these clauses. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another non-cash form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved.

NeoMedia Has Contractual Commitments To Pay Silent Partners

Resulting from the acquisition of 12 Snap, NeoMedia has a commitment to pay approximately $2.1 million plus accrued interest and penalties of approximately $0.4 million, at the end of 2006 to the Silent Partners of 12Snap. If NeoMedia’s financial resources are insufficient, NeoMedia may require additional financing in order to meet this obligation.  There is no guarantee that NeoMedia will be able to obtain the necessary additional capital to meet this obligation on a timely basis, on acceptable terms, or at all.  In any of these events, NeoMedia may be unable to repay this obligation when it becomes due.

NeoMedia Could Identify Material Internal Control Weaknesses As Part Of Its Sarbanes-Oxley Internal Control Review For Its Fiscal Year Ended December 31, 2006,

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company’s internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. The Company’s independent auditors will be required to confirm in writing whether management’s assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. As part of the assessment of our internal controls in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate and strengthen our controls and processes. Management cannot state that material weaknesses in internal controls will not be determined. Management also cannot state that the process of evaluation and the auditor’s attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in the Company’s financial statements and harm the Company’s stock price, especially if a restatement of financial statements for past periods is required.

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

Existing Shareholders Will Experience Significant Dilution When Certain Investors Convert Their Preferred Stock to Common Stock, Convert Outstanding Convertible Debentures, Or When the Investors Exercise Their Warrants and Receive Common Stock Shares Under The Investment Agreement With The Investors

The issuance of shares of common stock pursuant to the conversion of Series C convertible preferred stock or the conversion of convertible debentures pursuant to our transactions with Cornell Capital Partners will have a dilutive impact on our stockholders. As a result, our net income or loss per share could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price is, the more shares of common stock we will have to issue pursuant to the conversion of our preferred stock or the convertible debentures.  If our stock price is lower, then our existing stockholders would experience greater dilution.

Due To The Accounting Treatment Of Certain Convertible Preferred Stock And Convertible Debenture Instruments Issued By NeoMedia, A Fluctuation In NeoMedia’s Stock Price Could Have A Material Impact On NeoMedia’s Results Of Operations

During the three months ended March 31, 2006, June 30, 2006, and September 30, 2006, NeoMedia recognized income (expense) in the amount of $4,768,000, $11,026,000, and ($9,271,000), respectively, from adjustments recorded to reflect the change in fair value from revaluation of warrants and embedded conversion features in connection with its Series C convertible preferred shares and its convertible debenture. NeoMedia will adjust the carrying value of its derivative instruments to market at each balance sheet date. As a result, NeoMedia could experience significant fluctuations in its net income (loss) in future periods from such charges based on corresponding movement in NeoMedia’s share price.

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

A Large Percentage Of NeoMedia’s Assets Are Intangible Assets, Which Will Have Little Or No Value If NeoMedia’s Operations Are Unsuccessful

At September 30, 2006 and December 31, 2005 and 2004, approximately 81%, 48% and 49%, respectively, of NeoMedia’s total assets were intangible assets, consisting primarily of rights related to NeoMedia’s patents, other intellectual property, and excess of purchase price over fair market value paid for Mobot, Sponge, Gavitec, 12Snap, BSD, and CSI International, Inc. If NeoMedia’s operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of NeoMedia’s stock and the ability of NeoMedia’s stockholders to recoup their investments in NeoMedia’s capital stock.

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

All Of The Company’s Assets Are Pledged To Secure Certain Debt Obligations, Which The Company Could Fail To Repay

Pursuant to secured convertible debentures, dated as of August 24, 2006 in the principal amount of $5,000,000 issued to Cornell Capital Partners, LP, the Company was required to secure such secured convertible debentures’ repayment with substantially all of its assets. In the event the Company is unable to repay the secured convertible debentures, it could lose all of its assets and be forced to cease its operations. If the Company is found to be in default under the debentures, the full principal amount of the debentures, together with interest and other amounts owing, may become immediately due and payable.

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

NeoMedia filed a report on Form 8-K on August 30, 2006, with respect to Item 1.01 and Item 3.02, reporting that it had sold a $5 million secured convertible debenture.

NeoMedia filed a report on Form 8-K on August 30, 2006, with respect to Item 8.01, reporting that it had terminated a non-binding letter of intent to acquire Hip Cricket, Inc.

NeoMedia filed a report on Form 8-K on August 31, 2006, with respect to Item 8.01, reporting that it had signed a non-binding letter of intent to sell its Micro Paint Repair business unit.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC. Registrant

Date: November 9, 2006	By:	/s/ Charles T. Jensen
Charles T. Jensen, President, Chief Executive Officer, and Director

Date: November 9, 2006	By:	/s/ David A. Dodge
David A. Dodge, Vice President,
Chief Financial Officer and Principal Accounting Officer