Form 10-K
period 2006-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2007-04-03
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Securities Registered Under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $133,607,000, based on the last sale price as reported on the Over-the-Counter Bulletin Board of $0.231 per share.

As of March 19, 2007, there were 897,194,732 shares of common stock and 21,622 shares of Series C Convertible Preferred Stock outstanding.

PART I

  CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements and information relating to NeoMedia Technologies, Inc. (“NeoMedia” or “the Company”). NeoMedia intends to identify forward-looking statements in this prospectus by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company’s beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company’s current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

ITEM 1.  BUSINESS

General

NeoMedia (www.neom.com) is a pioneer in mobile enterprise and marketing technology, bridging the physical and electronic world with innovative direct-to-mobile-Web technology solutions. NeoMedia’s flagship qode® service links users to the wireless, electronic world. NeoMedia is headquartered in Fort Myers, Florida, with an office in Aachen, Germany. The qode® suite of easy-to-use, market-driven products and applications is based on a strong foundation of patented technology, comprising the qode® (www.qode.com) platform, qode® reader and qode® window, all of which provide One Click to Content™ connectivity for products, print, packaging and other physical objects to link directly to specific desired content on the mobile Internet.

During 2006, NeoMedia operated under three distinct operating entities:

•	NeoMedia Mobile (NMM) - encompassing NeoMedia’s physical-world-to-internet and mobile marketing technologies qode®, Gavitec, 12Snap, Sponge and Mobot

•	NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD Software, Inc.

•	NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

During August 2006, NeoMedia announced that it intended to sell its NMPR business. During the fourth quarter of 2006, NeoMedia divested of its Mobot and Sponge subsidiaries. During January 2007, NeoMedia made the strategic decision with respect to its corporate structure in 2007 and beyond, deciding to shed its remaining non-core 12Snap and NTS business units to focus on the area that management believes will deliver the most value - the core code-reading business. The NMPR, Mobot and Sponge businesses is classified as discontinued operations in NeoMedia’s consolidated financial statements as of December 31, 2006, and 12Snap and NTS will be classified as discontinued operations in NeoMedia’s consolidated financial statements during the first quarter of 2007.

As a result of the actual and planned sales of these business units, NeoMedia will be structured as one operating unit during 2007. The following business discussion will focus on NeoMedia’s structure in 2007 with its core business, consisting of qode®, Gavitec, and the related intellectual property. The Company will operate out of its Ft. Myers, Florida headquarters, and its European office located near Aachen, Germany.

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

As of December 31, 2006, NeoMedia also had the following wholly-owned subsidiaries: 12Snap AG, incorporated in Germany; Gavitec AG, incorporated in Germany; NeoMedia Micro Paint Repair, Inc., incorporated in Nevada; NeoMedia Telecom Services, Inc., incorporated in Nevada; NeoMedia Migration, Inc., incorporated in Delaware; Distribuidora Vallarta, S.A., incorporated in Guatemala (a dormant subsidiary); NeoMedia Technologies of Canada, Inc., incorporated in Canada (a dormant subsidiary); NeoMedia Tech, Inc., incorporated in Delaware (a dormant subsidiary); NeoMedia EDV GMBH, incorporated in Austria (a dormant subsidiary); NeoMedia Technologies Holding Company B.V., incorporated in the Netherlands (a dormant subsidiary); NeoMedia Technologies de Mexico S.A. de C.V., incorporated in Mexico (a dormant subsidiary); NeoMedia Migration de Mexico S.A. de C.V., incorporated in Mexico (a dormant subsidiary); NeoMedia Technologies do Brazil Ltd., incorporated in Brazil (a dormant subsidiary); and NeoMedia Technologies UK Limited, incorporated in the United Kingdom (a dormant subsidiary).

Recent Developments

Agreement to Sell 12Snap - March 2007

On March 20, 2007, NeoMedia reached an agreement with Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer will buy from NeoMedia 90% of the shares of 12Snap, subject to the following material terms and conditions:

•	$1,100,000 will be paid in cash at Closing, and $500,000 will be placed into escrow and released to NeoMedia 90 days after Closing, assuming no warranty claims;

•	Buyer will forgive purchase price obligation in the amount of $880,000, such obligation resulting from the sale and purchase agreement between NeoMedia and the former shareholders of 12Snap

•	12Snap management will waive their purchase price obligations in the amount of $880,000, and return to NeoMedia 2,525,818 shares of NeoMedia common stock issued previously;

•	Buyer will return to NeoMedia 2,525,818 NeoMedia shares issued previously;

•
NeoMedia will retain a 10% ownership of 12Snap, subject to an option agreement pursuant to which NeoMedia has the right to sell and Buyer has the right to acquire the remaining 10% stake held by NeoMedia for a purchase price of $750,000 after December 31;

•
12snap and NeoMedia will execute a cooperation agreement pursuant to which 12snap will remain NeoMedia preferred partner and enjoy most favored prices, and 12snap will perform certain research and development functions for NeoMedia; and

•	The transaction is subject to completion of a material definitive agreement

$7.5 Million Convertible Debenture - March 2007

NeoMedia entered into a Securities Purchase Agreement, dated March 27, 2007, with Cornell Capital Partners. Pursuant to the March Debenture Agreement, Cornell Capital Partners agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7,459,000. The March Debenture Agreement also provided for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase 125,000,000 shares of NeoMedia common stock at an exercise price of $0.04 per share. In connection with the March Debenture Agreement, NeoMedia also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receiving a written notice from the purchasers requesting filing, (ii) achieve effectiveness within 120 days of receiving a notice to file the registration statement and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month. The debentures are secured by substantially all of the Company’s assets.

At any time from the closing date until December 29, 2008, the Purchasers have the right to convert the convertible debenture into NeoMedia common stock at the then effective conversion price, which varies relative to our trading stock price, as follows: $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

In connection with the March Debenture Agreement, NeoMedia applied $1,312,000 of the gross proceeds toward payment of liquidated damages accrued on previous convertible instruments payable to the purchaser, and $366,000 toward accrued interest on previous convertible debentures. Cornell also retained fees of $781,000, resulting in net proceeds to the Company of $5,000,000.

Agreement with Certain Former Shareholders of 12Snap - March 2007

On March 16, 2007, NeoMedia entered into an agreement with certain former shareholders of 12Snap, a wholly owned subsidiary of NeoMedia acquired during February 2006, pursuant to which NeoMedia satisfied its purchase price obligation to these shareholders through the issuance of restricted common stock. Pursuant to the terms of the original purchase agreement, in the event that NeoMedia’s stock price at the time the consideration shares are saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3956, NeoMedia was obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares become saleable and $0.3956. On February 22, 2007, the shares became eligible for resale under Rule 144. The actual calculated purchase price obligation to NeoMedia based on the volume weighted average closing price of NeoMedia stock for the ten days up to and including February 22, 2007 was $16,233,000. Pursuant to the terms of the March 2007 agreement, NeoMedia issued 197,620,948 shares of restricted common stock to five separate parties, in satisfaction of purchase price obligation totaling $9,427,000. The remaining balance on the purchase price obligation after this payment was $6,806,000.

Agreement with Former Shareholders of Gavitec - January 2007

On January 23, 2007, NeoMedia entered into an agreement with the former shareholders of Gavitec, a wholly owned subsidiary of NeoMedia acquired during February 2006. Pursuant to the terms of the original sale and purchase agreement under which NeoMedia acquired Gavitec, the number of shares of NeoMedia common stock issued as consideration for the acquisition of Gavitec was calculated using a share price of $0.389, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. The sale and purchase stipulated that, in the event that NeoMedia’s stock price at the time the original consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.389, NeoMedia would be obligated to compensate the former Gavitec shareholders, in cash, for the difference between the price at the time the shares become saleable and $0.389.

Pursuant to the terms of the amended agreement, NeoMedia and the former Gavitec shareholders agreed that the entire purchase price obligation shall be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007, and (ii) 61,000,000 shares of NeoMedia common stock, to be issued no later than February 28, 2007. The Amendment Agreement stipulates that, in the event that the 61,000,000 shares are not registered for resale by August 31, 2007, interest shall accrue at a rate of 8% per annum on the agreed value of the shares of $1,900,000. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $213,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007 (subsequently extended to March 31, 2007). NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007 in satisfaction of the obligation.

$2.5 Million Convertible Debenture - December 2006

NeoMedia entered into a Securities Purchase Agreement, dated December 29, 2006, with Cornell Capital Partners. Pursuant to the December Debenture Agreement, Cornell Capital Partners agreed to purchase 10% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $2,500,000. The December Debenture Agreement also provided for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase 42,000,000 shares of NeoMedia common stock at an exercise price of $0.06 per share. In connection with the December Debenture Agreement, NeoMedia also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants, (ii) achieve effectiveness by March 29, 2007 and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require us to incur liquidating damages amounting to 2% of the principal per month, but in no event shall consideration paid as liquidating damages exceed $500,000. The debentures are secured by substantially all of NeoMedia’s assets.

At any time from the closing date until December 29, 2008, the Purchasers have the right to convert the convertible debenture into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, as follows: $0.06 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

As an inducement to enter into the December Debenture Agreement, on December 29, 2006 NeoMedia repriced 210,000,000 warrants held by Cornell to $0.04 per share, subject to all the original terms and conditions of the respective warrant agreements. The warrant amendments each contain a stipulation whereby, for a period of six months, NeoMedia shall have the right to redeem the warrants on a cashless basis at an effective price of $0.12 per share. As a result of the repricing, NeoMedia recognized warrant repricing expense of $703,000 during the twelve months ended December 31, 2006.

As of December 31, 2006, the Company was in default of this instrument due to the Company’s pending registration statement to register the underlying shares of previous convertible instruments not becoming effective by the specified date. As a result of the default, the holder of the securities could redeem the convertible debentures and preferred stock for cash at their discretion, and could convert warrants on a cashless basis at their discretion.

Sale of Investment in iPoint - December 2006

On December 29, 2006, NeoMedia sold 12,875,609 ordinary shares of iPoint-media PLC (“iPoint”) for net cash proceeds of $1,574,000. NeoMedia originally invested $1,000,000 cash in exchange for 17% of iPoint’s outstanding shares on September 10, 2004. During late September 2006, iPoint completed a reverse takeover of Elm Investments PLC and began trading on the London Stock Exchange.

On October 26, 2004, NeoMedia announced that all holders of its common stock as of November 17, 2004 would be entitled to receive a dividend of one share of iPoint common stock for approximately every 18,000 shares of NeoMedia stock held as of November 17, 2004, and that the date of the property dividend payment would be announced, and the distribution made, after the iPoint shares underlying the dividend were covered by an effective registration statement that was to be filed by iPoint with the SEC. iPoint was not granted effectiveness by the SEC with respect to the registration statement, therefore NeoMedia was prohibited from issuing the dividend.

Senior Management and Board Changes - December 2006

Effective December 8, 2006 NeoMedia accepted the resignation of Charles T. Jensen, 63, from his roles as President, Chief Executive Officer and a member NeoMedia’s board of directors. Effective December 20, 2006 NeoMedia accepted the resignation of Martin Copus, 52, from his role as Chief Operating Officer and head of the NeoMedia Mobile business unit. Charles W. Fritz, 50, assumed the role of interim Chief Executive Officer, and will retain his position as Chairman of NeoMedia’s board of directors. Mr. Fritz will act as Chief Executive Officer on an interim basis until such time as a permanent replacement is appointed by NeoMedia’s board of directors.

Roger M. Pavane, NeoMedia’s senior vice president of sales and marketing, now leads efforts for the mobile division in the Americas, and Dr. Christian Steinborn, managing director of NeoMedia’s Gavitec AG - mobile digit subsidiary in Germany, leads efforts in Europe and Asia.

Effective December 22, 2006, William E. Fritz resigned as a member of the Board of Directors and as Corporate Secretary of NeoMedia. Mr. Fritz, who has served as a Director since the Company’s inception in 1996, resigned for personal reasons.

On February 2, 2007, NeoMedia appointed George O’Leary to its board of directors. Mr. O’Leary is currently the President of SKS Consulting of South Florida Corp. (“SKS”) and is working with the Company under a two year consulting agreement, under which he will lead the execution of the Company’s strategic plan. Prior to assuming his duties with NeoMedia, he was and still is a consultant to NeoGenomics (OTCBB:NGNM) and was acting Chief Operating Officer from October 2004 to April 2005 where he helped the turn-around of that organization. He is currently a member of the board of directors of NeoGenomics. Prior to becoming an officer of NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. During that time annual revenues grew from $12 million to $17.5 million. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated (CRI), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business for this major cable operator until it was sold to Time Warner.

Divestiture of Mobot, Inc. - December 2006

On February 17, 2006, NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 stock (which equated to 16,931,493 shares of NeoMedia common stock), plus forgiveness of notes payable totaling $1,500,000 due from Mobot. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock that were issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The merger agreement with Mobot also contained a provision that, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3839, NeoMedia would be obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares become saleable and $0.3839.

On December 6, 2006, NeoMedia and FMS Group, Inc. (“FMS”), a group consisting of former shareholders of Mobot, completed a transaction pursuant to which NeoMedia divested of its ownership interest in Mobot. The principal reasons for NeoMedia divesting of the Mobot business were: (i) a depressed NeoMedia stock price, which led to a large potential cash obligation stemming from the purchase price obligation clause in the original purchase agreement, (ii) the fact that the purchase price obligation would become due no later than February 17, 2007, and (iii) operating losses from the Mobot businesses putting strains on NeoMedia’s working capital.

The material terms of the transaction with FMS were as follows:

•	NeoMedia transferred 100% of its ownership interest in Mobot to FMS, and in return received 16,000 shares (18% ownership) of FMS, which will operate the Mobot business;

•	All obligations under the original merger agreement, including the purchase price guarantee obligation, were terminated;

•	NeoMedia contributed $67,000 cash to FMS at closing, and an additional $200,000 on December 27, 2006;

•
NeoMedia received 16,931 preference shares in FMS that can be redeemed to reacquire the 16,931,493 original consideration shares originally issued to acquire Mobot. Each preference share can be redeemed for 1,000 shares of the NeoMedia common stock at NeoMedia’s discretion within 15 months of the closing of this transaction, for cash in the amount of 40% of the then-current market value of the underlying NeoMedia shares. After 15 months, the preference shares can be redeemed upon a liquidation event of FMS or NeoMedia, for either 1,000 shares of NeoMedia common stock each, or for the current cash equivalent of the shares, at FMS’ discretion;

•
NeoMedia entered into a license agreement with Mobot, pursuant to which NeoMedia received a license to use the Mobot image recognition service for barcode-related applications. The license is exclusive in the Americas, Europe and Australia, restricted in Japan, Korea, and Singapore, and non-exclusive in other areas of the world. The exclusivity is subject to NeoMedia meeting certain minimum transaction volume requirements or making minimum cash payments;

•
NeoMedia entered into a mutual release with each of the former Mobot shareholders in which the parties released each other from the terms of the original Mobot merger agreement, and the former Mobot shareholders consented to the release of the pending legal action against NeoMedia; and

•	NeoMedia has no involvement in the ongoing operations of FMS, does not have board representation of FMS, and pursuant to the sale agreement must vote its shares at the direction of the FMS board

Divestiture of Sponge Ltd. - November 2006

On February 20, 2006, NeoMedia acquired all of the outstanding shares of Sponge in exchange for (i) approximately $6 million cash, (ii) 33,097,135 shares of NeoMedia common stock with a fair market value at the time of acquisition of approximately $13.1 million, and (iii) approximately $4.4 million contingent consideration in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earned in excess of approximately $2.3 million in net profits. Pursuant to the terms of the original merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.384, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The merger agreement stipulated that, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.384, NeoMedia would have been obligated to compensate Sponge shareholders in cash for the difference between the price at the time the shares became saleable and $0.384.

On November 14, 2006, NeoMedia and Sponge signed a definitive share purchase and settlement agreement, pursuant to which NeoMedia divested of a material portion of its ownership interest in Sponge. The material terms of the share purchase and settlement agreement are as follows: (i) NeoMedia returned 92.5% of its ownership interest in Sponge, retaining 7.5% ownership of Sponge, (ii) NeoMedia relinquished its Board of Directors positions at Sponge, (iii) the 33,097,135 shares of NeoMedia common stock that were issued as consideration to acquire Sponge were returned to NeoMedia and retired; (iv) all obligations under the original merger agreement, including the purchase price guarantee obligation, were terminated, and (v) Sponge returned $100,000 cash (net of attorney fees) to NeoMedia at closing and $150,000 by March 7, 2007 (fully collected as of this filing).

The principal reasons for NeoMedia divesting of the Sponge business were: (i) a depressed NeoMedia stock price, which led to a large potential cash obligation stemming from the purchase price obligation clause in the original purchase agreement, (ii) the fact that the purchase price obligation would become due no later than February 23, 2007, and (iii) the return of the original consideration shares for retirement.

$5 Million Convertible Debenture - August 2006

On August 24, 2006, NeoMedia sold to Cornell Capital Partners LP 10% secured convertible debentures maturing two years from the date of issuance with a face value of $5,000,000. At any time until August 24, 2008, the holders have the right to convert the secured convertible debenture, in whole or in part, into NeoMedia common stock of at the then effective conversion price, which varies relative to the trading stock price, as follows: $0.15 per share, or 90% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. Except in the event of a default, the conversions are limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The debentures are secured by substantially all of the Company’s assets. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchaser that required the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants, (ii) achieve effectiveness within a stated period and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidated damages amounting to 2% of the principal per month, but in no event shall consideration paid as liquidated damages exceed $1,000,000. The debentures are secured by substantially all of the Company’s assets.

In connection with the secured convertible debentures, NeoMedia issued to Cornell Capital Partners warrants to purchase shares of NeoMedia common stock as follows: 50,000,000 warrants with an exercise price of $0.05 per share, 25,000,000 warrants with an exercise price of $0.15 per share, 50,000,000 warrants with an exercise price of $0.20 per share, and 50,000,000 warrants with an exercise price of $0.25 per share. The exercise prices of these warrants were subsequently repriced to $0.04 in connection with a convertible debenture financing in December 2006. In addition, NeoMedia repriced warrants previously issued to Cornell in connection with its February 2006 and August 2006 financings, as follows: 10,000,000 warrants were repriced from $0.20 to $0.10, 20,000,000 warrants were repriced from $0.50 to $0.10, 25,000,000 warrants were repriced from $0.40 to $0.15, and 30,000,000 warrants were repriced from $0.35 to $0.10. NeoMedia recorded an warrant repricing expense in the amount of $2,835,000 during the third quarter in connection with the repricing.

NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on August 24, 2006, in connection with the $5 million secured convertible debenture, because the registration statement to register the shares underlying the secured convertible debenture was not declared effective by the specified date. Due to the current default status, the Purchasers have certain material additional rights in this financing arrangement that did not previously exist. Specifically,

•	The full fair value of the secured convertible debenture is now callable in the amount of $5,000,000;

•	The warrants can be exercised on a cashless basis as described above;

•	NeoMedia is responsible for liquidated damages; NeoMedia has accrued $393,000 as the expected fair value of liquidated damages relating to the secured convertible debenture as of December 31, 2006;

•	The requirement for the Purchaser to maintain an ownership interest in NeoMedia of less than 5% is terminated;

HipCricket, Inc. - August 2006

On August 24, 2006, NeoMedia terminated a previously announced non-binding letter of intent to acquire HipCricket, Inc. (“HipCricket”) of Essex, CT, due to an inability of the parties to come to terms on a definitive purchase price. On February 16, 2006, NeoMedia and HipCricket signed the letter of intent, under which NeoMedia intended to acquire all of the outstanding shares of HipCricket in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock. The letter of intent was subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

In addition to signing the letter of intent, NeoMedia loaned HipCricket the principal amount of $500,000 in the form of a promissory note, dated February 16, 2006, in the amount of $250,000 and a promissory note, dated March 20, 2006, in the amount of $250,000. The notes accrue interest at a rate of 8% per annum. The notes were to be applied toward the cash portion of the purchase price upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of HipCricket by NeoMedia, as contemplated in the letter of intent. In the event the notes were not repaid within 90 days of the termination, NeoMedia has the right to convert the notes into shares of HipCricket common stock assuming a valuation of $4.5 million for HipCricket. The notes matured during November 2006. On February 28, 2007, NeoMedia and HipCricket reached an agreement pursuant to which HipCricket will repay the amounts owing under the note in cash over a period of one year. HipCricket made payments of $300,000 on March 2, 2007; an additional $100,000 is due on August 28, 2007, and the final $100,000 plus any interest accrued thereon is due no later than February 28, 2008. In the event the remaining cash payments are not made, NeoMedia will have the right to convert any unpaid balances (including principal and interest) into shares of HipCricket common stock under the same terms as the original notes.

Series C Convertible Preferred Stock

On February 17, 2006, NeoMedia sold to Cornell Capital Partners 8% cumulative Series C convertible perefrered stock with a face value of $22,000,000. At any time until February 17, 2009, the holders have the right to convert the preferred stock, in whole or in part, into NeoMedia common stock at the then effective conversion price, which varies relative to the trading stock price, as follows: $0.50 per share, or 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. Except in the event of a default, the conversions are limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation.

In connection with the Series C convertible perefrered stock, NeoMedia issued to Cornell Capital Partners warrants to purchase shares of NeoMedia common stock as follows: 20,000,000 warrants with an exercise price of $0.50 per share, 25,000,000 warrants with an exercise price of $0.40 per share, and 30,000,000 warrants with an exercise price of $0.35 per share. The exercise prices of these warrants were subsequently repriced to $0.04 in connection with a convertible debenture financing in December 2006.

NeoMedia filed a registration statement covering the shares related to the conversion option beyond the date stipulated in the investor registration rights agreement, and the registration statement had not been made effective by the date stipulated in the investor registration rights agreement. As such, NeoMedia has accrued $1,200,000 as the expected value of liquidated damages relating to the Series C convertible stock as of December 31, 2006.

Due to the current default status, the Purchasers have certain material additional rights in this financing arrangement that did not exist prior to default. Specifically,

•	The full fair value of the Series C convertible preferred stock is now callable in the amount of $21,657,000;

•	The warrants can be exercised on a cashless basis as described above;

•	The requirement for the Purchasers to maintain an ownership interest in NeoMedia of less than 5% is waived;

•	NeoMedia is responsible for liquidated damages as described above.

Industry Overview

NeoMedia’s qode® platform and mobile phone software connect the physical world to the electronic world, through consumer, enterprise, educational and governmental applications. An early pioneer in the wireless solutions industry, NeoMedia has been developing its qode® platform and applications since 1996. During that time, NeoMedia has also established an extensive portfolio of intellectual property.

The original commercial use of the qode® technology depended on utilizing a scanning device (e.g. pen with scanner) to de-code printed codes, which it would then link via PC to the Internet to enable the consumer to retrieve extensive information on the Internet. With the advent and proliferation of the cell phone, NeoMedia realized the immense potential to reach consumers anywhere and anytime with a device that they carried with them. This was further augmented by the escalation of camera phones in the marketplace over the past several years. With the qode® platform, cell phone users (and users of other mobile devices such as personal digital assistants) are able to directly access the mobile internet in one step, via “texting,” “keying,” or “clicking” on printed barcodes or smartcodes, or “keying” in keywords or product on their cell phones.

NeoMedia anticipates continued rapid growth in the mobile marketing industry over the coming years, due to:

(1)   Increased growth of mobile subscribers, and those subscribers accessing the Internet. According to the Cellular Telecommunications & Internet Association (CTIA) and the Mobile Marketing Association (MMA), there are 2.6 billion phones in use worldwide - more than TVs and PCs combined.

(2)   Improvements in infrastructure. The penetration of high speed GPRS networks is increasing bandwidths, which in turn allows more complex application development, faster speed and enhanced user experience, resulting in mobile customers embracing mobile content in ever greater numbers and complexity.

(3)   Enhanced handset functionality. Color screens and camera phones are driving sales of mobile devices in the replacement market. According to Informa, Camera phones will represent 81% of total handset market sales by 2011. As camera and operating system functionality evolve and standardize, the opportunity for more robust and compete solutions is greatly enhanced.

Strategy

NeoMedia has spent the past decade as a pioneer in the process of linking the physical world to the electronic world, developing, patenting and implementing four generations of continuously refined switch technology that bridges these environments. During the past two and a half years, NeoMedia has introduced qode® for Camera Cell Phones and the qode® GoWindow and CodeWindow, to capitalize on the rapidly emerging mobile marketing sector. With this industry positioned for rapid worldwide growth, NeoMedia believes it is poised to gain global market share through its patented qode® direct-to-web platform, applications and services.

Building on customers and relationships already in place, NeoMedia is focused on targeting manufacturers within the media and enterprise space, including newspapers, publishers, real estate, physical world advertisers, and beverage producers to design their products to become more interactive. NeoMedia envisions a future in which consumers routinely “qode® it” when they want more information on a product or service.

NeoMedia’s goals in 2007 and beyond include hiring a new sales force, while penetrating three verticals with at least six major customers. Another major goal is to partner with at least three major carriers (North American, UK and mainland European) who will embed, adopt and commit to utilize every feature qode® has to offer.

NeoMedia is also making great strides to create a global standard for the wireless Web. During February 2007, NeoMedia co-hosted a meeting in London attended by representatives from leading carriers, phone manufacturers, advertising agencies, brands, publications, and others, aimed at standardizing the barcode-capturing process.

Beyond consumer goods, the qode® platform is also an effective platform for other industry markets and can be utilized through other devices, such as personal computers. As such, NeoMedia is pursuing opportunities in areas as diverse as homeland security, banking, search, food labeling, inventory tracking and multiple enterprise applications—from affinity programs to mobile service solutions to complete company management systems.

As a result of certain strategy decisions made in January 2007, NeoMedia is in the process of selling its non-core business units NMPR, 12Snap, and NTS in order to focus on the roll-out of its core code-reading business.

Products/Services

qode® is a mobile marketing service, based on the patented qode® technology platform, which enables brand managers and product manufacturers to market directly to their target customers via their portable devices such as mobile phones and PDAs. By entering a word or phrase (e.g.: brand name or tagline) into a mobile device using the qode® GoWindow; by entering a numeric product code into a mobile device using the qode® CodeWindow; or by clicking on a barcode or smart code on product packaging or marketing collateral using qode® for Camera Phones, a consumer can retrieve tailored Web content in a single step, even to pages deep-linked within a website. qode® bypasses long URLs, search engines or difficult-to-navigate phone menus by linking directly from a word or code to mobile commerce, rebates, contests, coupons, registration, instructional videos, ad tracking, polling, customer profiling and more.

The qode® solution consists of:

•	Word Registration and Activation

1.	Registration of brand names and taglines in the qode® WordRegistry™. The WordRegistry is the official repository for qode® keywords;

2.	Bidding for non-trademarked generic keywords (e.g., cola, burger, car); and

3.	Activation of brand names, taglines and non-trademarked keywords by linking them to mobile web content using the Link Manager Software.

•
New Code Activation. NeoMedia can create custom smartcodes to print on product packaging or literature, a subway poster, a direct mailer or other marketing collateral. Consumers with a camera phone then click on the code to link directly to Web content designated by the product’s manufacturer.

•	Existing Code Activation. As with new smartcodes, qode® can link already-existing product codes, such as UPC, EAN, JAN, and ISBN codes, to tailored Web content.

Upon activation, the qode® platform also provides the following word management tools:

•	Link Manager Software. Software for a PC that allows a product owner to link keywords and codes to a specific URL;

•	Handset Software. Device software required for a mobile device customers to read activated codes and keywords; and

•	Enterprise Reporting. Allows product owner of keywords or codes to track the number of consumer “hits” by code, date and time.

Other value-added services include:

•	Click Management Services

•	Link Manager Service. Management of the linking of all words and codes on behalf of a product owner; and

•	Code Verification. Testing of each code to ensure that it is printed properly and that it links to the correct URL.

•	Web Content Creation Services. Assistance in creating Web content for mobile devices in XHTML, WAP and other mobile formats.

•	Mobile Marketing Campaign Services. Assistance in creating mobile advertising campaigns using products with qode® technology.

•	Customized Reporting. Customized reporting and data mining that allows product owners to receive additional data about their marketing campaigns.

•	Server Software. For companies managing a large number of codes or keywords, server software is available that allows clients to store the links within their organization’s network.

In addition to the qode® platform, NeoMedia also offers mobile couponing and ticketing through its MD-20 and EXIO point of sale devices. MD-20 and EXIO are able to read and process two-dimensional smartcode symbologies such as Data Matrix from mobile phone displays as well as printed one-dimensional (1D) barcodes. Thanks to a high-speed digital signal processors and a high-resolution camera, the machines automatically recognize smartcodes sent as SMS (text) or MMS (picture message) to any compatible mobile phone.

MD-20 and EXIO are designed for various direct marketing applications such as mobile ticketing, mobile couponing, mobile payment and mobile loyalty programs, and are therefore the ideal off-the-shelf solution for innovative application areas such as m-Commerce, 1-to-1-communication, entertainment and retail trade. They have been used in various applications around the world, including a mobile couponing application surrounding the World Cup in Germany in June 2006, and a mobile ticketing application with Portugal’s largest cinema chain.

To date, the Company has not received material revenues from the sale of its qode® products.

Strategic Relationships

NeoMedia has developed strategic relationships to leverage its capabilities across new geographic and product markets.

During January 2007, NeoMedia signed a performance-based agency agreement with NexMobil LLC, pursuant to which NexMobil will sell qode® products and services in the Middle East, India, Korea, and Pakistan.

During December 2006, NeoMedia announced that it was partnering with News Group Newspapers, and its market-leading Sunday newspaper, the News of the World®, to introduce qode® in the U.K. News of the World– with a readership of 8.2 million (source: National Readership Survey of Great Britain, January-July 2006) – will use qode® initially to bring TV clips of English Premier League football (soccer) to its readers via their cell phones over the mobile internet, as News Group has won the rights to broadcast league games to mobile phones in a joint bid with BSkyB.   qode® technology could also be used by News of the World advertisers to offer readers discount vouchers, or additional product information via their handsets.

During October 2006, NeoMedia signed a partnering agreement with Cyber Century of City Here, a leading Chinese Internet marketing firm to bring qode® to www.gbq.cn, a social networking website established in 2000, which currently has 2 million registered users, mainly 18 to 35 years of age.

During October 2006, NeoMedia’s Gavitec strengthened its exclusive license agreement with mobile marketing specialist Omniprime, pursuant to which Omniprime will sell mobile couponing and ticketing applications in the Philippines using Gavitec’s technology.

During July 2006, NeoMedia expanded its presence and broadened its business opportunities in China by signing an operating agreement with Shang Fang Wei Ye Technology Development Limited Company of Beijing, to introduce and market qode® technology in key markets in Asia.

During 2005, Gavitec and PostFinance, the largest Swiss bank for private customers, started a project with system integrator Unisys and numerous partners in the retail sector (Migros, COOP, SBB, McDonald’s, Interdiscount, Mobilezone and PostShops) enabling customers to pay easily and safely by mobile phone instead of EC-card - the first mobile macro-payment system worldwide.

Gavitec concluded three further business co-operations during 2005: first with RegiSoft Ltd., a leading developer of innovative VAS solutions for the mobile market place, then with REA Card GmbH, a market leader for cashless payment systems and lastly with Clicktivities AG, a supplier of digital premium solutions. The cooperation agreement with RegiSoft Ltd. focuses on the integration of Gavitec hardware solutions and RegiSoft’s World Trade Server™ (WTS™) to provide customers with complete and integrated products and services for mobile marketing, mobile ticketing and mobile couponing. Gavitec and the two subsidiaries of REA Systeme GmbH, REA Card GmbH and FunkTicket AG, intend to bundle their competencies and products in order to enable secure and easy payments by mobile phones. In addition, they plan to develop a hybrid-system which combines Gavitec scanners with REA terminals to one single payment system. In conjunction with Clicktivities AG, Gavitec plans to address the mobile marketing segment by offering customized digital solutions for eBusiness.

NeoMedia has on ongoing relationship with Baniak Pine and Gannon, a Chicago law firm specializing in intellectual property licensing and litigation. The firm assists NeoMedia in seeking out potential licensees of its intellectual property portfolio, including any resulting litigation. Baniak Pine and Gannon currently represents NeoMedia in its lawsuit against Scanbuy.

During 2004 and 2005, NeoMedia engaged key partners around the world to assist in the commercialization of the qode® family of products. During such time NeoMedia has partnered with affiliates and resellers, such as Big Gig Strategies (United Kingdom), Relyco and IT-Global (United States), Mobedia (Italy), AURA Digital Communications (Australia), E&I Marketing (Taiwan), Deusto Sistemas (Spain), and Jorge Christen and Partners LLP (Mexico).

Sales and Marketing

NeoMedia has worked to establish a global network of direct salespeople, affiliates and business development personnel to market, upsell and cross-sell its suite of products and services. NeoMedia’s target markets across a number of geographic regions including: the U.S., the U.K., Western Europe, Italy, the Middle East, and Asia/Pacific.

Key target markets for the sales force include:

•
Brand Marketers and Marketing Services Agencies. NeoMedia markets its robust suite of end-to-end (and everything in between) mobile marketing products and services both to advertising agencies, who maintain the primary relationships with major brands while the NeoMedia business units creates and manages the wireless marketing campaign portion of the relationship, and directly to brand/product marketers where there is a higher level of wireless experience or expertise.

•
Media. NeoMedia works with publishers to “inter-activate” their content. By placing a barcode directly on print media or even on a television ad, media providers can add a new dimension of interactivity and marketing effectiveness to their media.

•
Network Operators/Carriers & Handset Manufacturers. There are a range of applications and platforms that are suited directly for network operators or carriers and the handset manufacturers who supply them; many applications are custom developed at the request of these operators and manufacturers. One of NeoMedia’s primary goals is to have its qode® handset software embedded on camera phones during the manufacturing process, bypassing the need for the consumer to download.

•
Retailers. In addition to mobile marketing campaigns carried out on behalf of major retailers in a variety of markets by the NeoMedia Wireless companies, Gavitec’s EXIO and MD20 products represent the next evolution in point-of-sale equipment offering m-coupons and m-commerce.

•
Enterprise Clients, Government & Education. The robust and innovative platforms on which many of the products offered by NeoMedia run, can be customized to work in numerous other environments and in many industries including finance, security, tracking and labeling.

Customers and Clients

Some of NeoMedia’s clients for its qode® and Gavitec products and services have included Prentice Hall, News Group Newspapers, McDonald’s Portugal, and others. NeoMedia is also in the process of scoping projects for five major insurance companies in China (PICC Property and Casualty Co. Ltd., China United Property Insurance Co, Alltrust Insurance Company of China Ltd., Hua An Sinosafe Insurance Co. Ltd., and Yong An Insurance Co. Ltd.).

NeoMedia also generates revenue from the licensing of its patent portfolio. To date, NeoMedia has licensed its patents to, or settled patent-related lawsuits with, Digital:Convergence, A.T. Cross Company, Symbol Technologies, Brandkey Systems Corporation, Virgin Entertainment Group, and AirClic, Inc.  NeoMedia intends to pursue additional license agreements of its patent portfolio in the future, in addition to enabling consumer brand and enterprise organization campaigns and projects.

Competition

NeoMedia believes it has positioned itself to compete as a global leader in mobile marketing solutions. However, within the mobile marketing industry there are a number of competitors, many of which are just beginning to appear, who offer parts of the mobile marketing equation. In general, due to the relative immaturity of the mobile marketing industry, small players have sprung up offering very specialized products and services.

As the mobile marketing industry matures, NeoMedia expects consolidation as industry leaders emerge. Moreover, NeoMedia believes it is well positioned at the onset due to its intellectual property, including many patents, on which its products and services are based. NeoMedia expects that its intellectual property, coupled with its early aggregation of proven market leaders, will serve as a competitive advantage as this market matures.

Product Liability

The Company has never had any product liability claim asserted against it. Currently the Company maintains product liability insurance, but there can be no guarantee that such policy will be sufficient to cover any claims made against the Company.

Government Regulation

Existing or future legislation could limit the growth of use of the Internet, which would curtail the Company’s revenue growth. Statutes and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Congress recently passed laws regarding children’s online privacy, copyrights and taxation. The law remains largely unsettled, even in areas where there has been legislative action. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet, e-commerce, m-commerce and online advertising. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad.

Certain of the Company’s proprietary technology allows for the storage of demographic data from NeoMedia’s users. In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit the Company’s ability to collect and use information collected by the Company’s technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain Internet companies of personal information. The Company could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if the Company’s privacy practices are investigated.

Employees

As of December 31, 2006, NeoMedia employed 134 persons, of which 102 were employed by the 12Snap, NTS, and NMPR businesses held for sale. Of the remaining 32 employees, 22 were located at the Company’s headquarters in Fort Myers, Florida, and 10 at the Company’s Aachen, Germany office. None of the Company’s employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that its employee relations are good.

The Company's success depends on a significant extent on the performance of its senior management and certain key employees. Competition for highly skilled employees, including sales, technical and management personnel, is intense in the computer industry in general, and the mobile marketing industry specifically. Failure to attract additional qualified employees or to retain the services of key personnel could materially adversely affect the Company's business.

ITEM 1A. RISK FACTORS

Risks Related to NeoMedia’s Business

NeoMedia Has Historically Lost Money And Losses May Continue

NeoMedia has incurred substantial operating losses since inception, and could continue to incur substantial losses for the foreseeable future. NeoMedia reported net losses of $67,438,000, $9,147,000 and $7,230,000 for the years ended December 31, 2006, 2005 and 2004, respectively. NeoMedia’s accumulated losses were $159,962,000 and $92,524,000 as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, NeoMedia had a working capital deficit of $81,167,000 and $2,065,000, respectively. NeoMedia had stockholders’ equity/(deficit) of $(54,534,000) and $4,227,000 as of December 31, 2006 and 2005, respectively. NeoMedia generated revenues from continuing operations of $10,309,000, $877,000, and $973,000 for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, during the years ended December 31, 2006, 2005, and 2004, NeoMedia recorded negative cash flows from continuing operations of $9,958,000, $4,883,000, and $3,937,000, respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

NeoMedia’s Independent Registered Public Accounting Firm Have Added Going Concern Language To Their Report On NeoMedia’s Consolidated Financial Statements, Which Means That NeoMedia May Not Be Able To Continue Operations

The report of Stonefield Josephson, Inc., NeoMedia’s independent registered public accounting firm, with respect to NeoMedia’s consolidated financial statements and the related notes for the years ended December 31, 2006, 2005 and 2004, indicates that, at the date of their report, NeoMedia had suffered significant recurring losses from operations and its working capital deficit raised substantial doubt about its ability to continue as a going concern. NeoMedia’s consolidated financial statements do not include any adjustments that might result from this uncertainty.

NeoMedia Will Need to Raise Additional Funds to Continue Its Operations

NeoMedia had cash balances of $3,606,000 as of December 31, 2006. Additionally, during March 2007 NeoMedia sold convertible debentures resulting in net funding to the Company of $5,000,000. NeoMedia could receive additional cash at future dates as from the following sources: (i) sale of non-core business units NeoMedia Micro Paint Repair, 12Snap, and NeoMedia Telecom Services, (ii) from the exercise of stock options, to the extent that the exercise price of such stock options is less than the market price of NeoMedia’s common stock, and (iii) from the exercise of stock warrants, to the extent that the warrants become registered for resale and the exercise price of such stock warrants is less than the market price of NeoMedia’s common stock at the time of exercise, and to the extent that the holder of such warrants does not elect to perform a “cashless” exercise, in which case NeoMedia would not receive any cash proceeds from the exercise. However, none of these events is contractually obligated. In order to satisfy its obligations that are currently due and that will come due, and maintain its operations in the absence of a material increase in revenues, NeoMedia will need to either generate from the sale of its non-core businesses, or raise additional cash from outside sources. The most likely source of cash in the short term is from the sale of the 12Snap and/or Micro Paint Repair business unit.

In the event that (i) NeoMedia is unsuccessful in divesting of its non-core business units in a timely fashion, (ii) NeoMedia’s stock price does not increase to levels where it can force exercise of enough of its outstanding warrants to generate material operating capital, (iii) the market for NeoMedia’s stock will not support the sale of shares underlying such warrants or other funding sources, or (iv) NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia’s business and operations would be materially adversely affected and in such event, NeoMedia would be forced to attempt to reduce costs and adjust its business plan, and could be forced to sell certain of its assets, including its remaining subsidiaries.

NeoMedia Has Material Weaknesses in Its Internal Control over Financial Reporting that May Prevent The Company from Being Able to Accurately Report Its Financial Results or Prevent Fraud, which Could Harm Its Business and Operating Results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that NeoMedia assess, and its independent registered public accounting firm attest to, the design and operating effectiveness of internal control over financial reporting. If NeoMedia cannot provide reliable and accurate financial reports and prevent fraud, its business and operating results could be harmed. NeoMedia has in the past discovered, and may in the future discover, areas of its internal controls that need improvement. NeoMedia has identified six material weaknesses in its internal control as of December 31, 2006. These matters and NeoMedia’s efforts regarding remediation of these matters, as well as efforts regarding internal controls generally are discussed in detail in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.  However, as NeoMedia’s material weaknesses in its internal controls demonstrates, NeoMedia cannot be certain that the remedial measures its has taken to date will ensure that NeoMedia designs, implements, and maintains adequate controls over its financial processes and reporting in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, NeoMedia cannot be certain that it or its independent registered public accounting firm will not identify additional deficiencies or material weaknesses in its internal controls in the future, in addition to those identified as of December 31, 2006. Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that NeoMedia or its independent registered public accounting firm may identify in the future, could in the future require NeoMedia to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause NeoMedia to fail to meet its financial reporting obligations, or prevent NeoMedia from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of NeoMedia’s material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of NeoMedia stock and its access to capital.

NeoMedia Has Guaranteed The Value Of Stock Issued In Connection With Recent Mergers Through The Registration Of The Shares, Which Could Result In A Material Cash Liability

Pursuant to the terms of the merger agreements with Gavitec and 12Snap, in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with each acquisition are saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) is less than the price at which they were valued for purposes of the merger agreement ($0.389 per share with respect to Gavitec and $0.3956 per share with respect to 12Snap), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price the shares were valued for purposes of the merger agreement.

On January 23, 2007, NeoMedia reached an agreement with the former shareholders of Gavitec, pursuant to which the parties agreed that the entire purchase price obligation would be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007 (subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock, to be issued no later than February 28, 2007. The Amendment Agreement stipulates that, in the event that the 61,000,000 shares are not registered for resale by August 31, 2007, interest shall accrue at a rate of 8% per annum on the agreed value of the shares of $1,900,000. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $213,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007. NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007 in satisfaction of the obligation.

During the first quarter of 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of $9,427,000 of the total $16,233,000 12Snap purchase price guarantee amount. The remaining balance on the purchase price obligation after this payment was $6,806,000. The Company is currently negotiating payment terms for the balance of the obligation.

All Of The Company’s Assets Are Pledged To Secure Certain Debt Obligations, Which The Company Could Fail To Repay

Pursuant to secured convertible debentures, dated as of March 27, 2007, August 24, 2006 and December 29, 2006, in the principal amount of $7,459,000, $5,000,000 and $2,500,000, respectively, issued to Cornell Capital Partners, LP, the Company was required to secure such secured convertible debentures’ repayment with substantially all of its assets. In the event the Company is unable to repay the secured convertible debentures, it could lose all of its assets and be forced to cease its operations. If the Company is found to be in default under the debentures, the full principal amount of the debentures, together with interest and other amounts owing, may become immediately due and payable. As of December 31, 2006, the Company was in default of a covenant contained in the financing agreements due to the Company’s pending registration statement to register the underlying shares of the convertible instruments not becoming effective by the specified date. NeoMedia is also in default of Series C convertible preferred stock with a face value of $22,000,000. As a result of the default, the holder of the securities could redeem the convertible debentures and preferred stock for cash at their discretion. Additionally, as a result of the default, Cornell Capital Partners currently has the right to exercise on a cashless basis 250,000,000 of the warrants they hold, and NeoMedia may not receive any cash proceeds from such exercises.

NeoMedia Has Contractual Commitments To Pay Silent Partners

Resulting from the acquisition of 12 Snap, NeoMedia has a commitment to pay approximately $1 million of remaining obligations to Silent Partners of 12Snap that come due by March 31, 2007, which have not been paid as of the date of this filing. If NeoMedia’s financial resources are insufficient, or if NeoMedia is unable to negotiate a payment plan, NeoMedia may require additional financing in order to meet this obligation.  There is no guarantee that NeoMedia will be able to obtain the necessary additional capital to meet this obligation on a timely basis, on acceptable terms, or at all.  In any of these events, NeoMedia may be unable to repay this obligation when it becomes due.

There Is Limited Information Upon Which Investors Can Evaluate NeoMedia’s Business Because The Physical-World-To-Internet Market Has Existed For Only A Short Period Of Time

The physical-world-to-Internet market in which NeoMedia operates is a recently developed market. Further, NeoMedia has conducted operations in this market only since March 1996. Consequently, NeoMedia has a relatively limited operating history upon which an investor may base an evaluation of NeoMedia’s primary business and determine NeoMedia’s prospects for achieving its intended business objectives. To date, NeoMedia has had limited sales of its physical-world-to-Internet products. NeoMedia is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. An investor should consider the likelihood of NeoMedia’s future success to be highly speculative in light of its limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in new and rapidly evolving markets, such as the physical-world-to-Internet space. To address these risks, NeoMedia must, among other things:

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

Existing Shareholders Will Experience Significant Dilution When Certain Investors Convert Their Preferred Stock to Common Stock, Convert Outstanding Convertible Debentures, Or When the Investors Exercise Their Warrants and Receive Common Stock Shares Under The Investment Agreement With The Investors

The issuance of shares of common stock pursuant to the conversion of Series C convertible preferred stock, the conversion of convertible debentures, or the exercise of warrants pursuant to NeoMedia’s transactions with Cornell Capital Partners will have a dilutive impact on NeoMedia’s stockholders. As a result, NeoMedia’s net income or loss per share could decrease in future periods, and the market price of its common stock could decline.  In addition, the lower NeoMedia’s stock price is, the more shares of common stock NeoMedia will have to issue pursuant to the conversion of preferred stock or the convertible debentures.  If NeoMedia’s stock price is lower, then existing stockholders would experience greater dilution.

Due To The Accounting Treatment Of Certain Convertible Preferred Stock And Convertible Debenture Instruments Issued By NeoMedia, A Fluctuation In NeoMedia’s Stock Price Could Have A Material Impact On NeoMedia’s Results Of Operations

During the year ended December 31, 2006, NeoMedia recognized income in the amount of $13,645,000 resulting from adjustments recorded to reflect the change in fair value from revaluation of warrants and embedded conversion features in connection with its Series C convertible preferred shares and its convertible debentures. NeoMedia will adjust the carrying value of its derivative instruments to market at each balance sheet date. As a result, NeoMedia could experience significant fluctuations in its net income (loss) in future periods from such charges based on corresponding movement in NeoMedia’s share price.

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

A Large Percentage Of NeoMedia’s Assets Are Intangible Assets, Which Will Have Little Or No Value If NeoMedia’s Operations Are Unsuccessful

At December 31, 2006 and 2005, approximately 57% and 39%, respectively, of NeoMedia’s total assets used in continuing operations were intangible assets and goodwill, consisting primarily of rights related to NeoMedia’s patents, other intellectual property, and excess of purchase price over fair market value paid for Gavitec, 12Snap, and BSD. If NeoMedia’s operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of NeoMedia’s stock and the ability of NeoMedia’s stockholders to recoup their investments in NeoMedia’s capital stock.

NeoMedia reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. NeoMedia may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of NeoMedia’s goodwill or amortizable intangible assets is determined, resulting in an impact on results of operations.

Certain Of NeoMedia’s Emerging Products And Services Have Limited History And May Not Result In Success

To date, NeoMedia has conducted limited marketing efforts directly relating to its emerging technology products, consisting primarily of the qode® suite of products, and certain products of recent acquisition of Gavitec. Many of NeoMedia’s marketing efforts with respect to these emerging technologies have been largely untested in the marketplace, and may not result in materially increased sales of these emerging products and services. To penetrate the emerging markets in which it competes, NeoMedia expects that it will have to exert significant efforts to create awareness of, and demand for, its emerging products and services. To the extent funding is available, NeoMedia intends to continue to expand its sales and marketing resources as the market continues to mature. NeoMedia’s failure to further develop its sales and marketing capabilities and successfully market its emerging products and services would have a material adverse effect on its business, prospects, financial condition, and results of operations.

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

NeoMedia Depends Upon Its Senior Management And Their Loss Or Unavailability Could Put NeoMedia At A Competitive Disadvantage

NeoMedia’s success depends largely on the skills of certain key management and technical personnel, including Charles W. Fritz, NeoMedia’s founder and Chairman of the Board of Directors and the interim Chief Executive Officer, David A. Dodge, NeoMedia’s Chief Financial Officer, Roger M. Pavane, NeoMedia's senior vice president of sales and marketing and head of NeoMedia’s mobile division in the Americas, and Dr. Christian Steinborn, managing director of NeoMedia's Gavitec AG - mobile digit subsidiary in Germany and head of NeoMedia’s mobile division in Europe and Asia. The loss of the services of these individuals could materially harm NeoMedia’s business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. NeoMedia does not presently maintain a key-man life insurance policy on any of these key individuals. During December 2006, Charles T. Jensen, NeoMedia’s former President and Chief Executive Officer, Martin N. Copus, NeoMedia’s former Chief Operating Officer and the head of its NeoMedia Mobile business unit, and William E. Fritz, outside director, each resigned their positions.

NeoMedia May Be Unsuccessful In Integrating Its Gavitec Acquisition With Its Current Business

The success of the acquisition of Gavitec could depend on the ability of NeoMedia’s executive management to integrate the business plan of Gavitec with NeoMedia’s overall business plan. Failure to properly integrate the business could have a material adverse effect on the expected revenue and operations of the acquisition, as well as the expected return on investment for NeoMedia. During the first quarter of 2006, NeoMedia acquired two businesses, Mobot and Sponge, each of which was divested during the fourth quarter of 2006, less than one year after acquisition. In addition, during February 2007 NeoMedia decided to attempt to sell its wholly owned subsidiaries 12Snap and NeoMedia Telecom Services, both of which were acquired during the first quarter of 2006. For the year ended December 31, 2006, 12Snap and NeoMedia Telecom Services accounted for approximately 91% of NeoMedia’s consolidated revenues, and approximately 5% of NeoMedia’s consolidated net loss for the year ended December 31, 2006. In addition, assets of 12Snap and NeoMedia Telecom Services represented approximately 44% of NeoMedia’s consolidated assets as of December 31, 2006. NeoMedia expects to experience a decrease in revenues and operating losses during 2007 relative to 2006 as a result of these actual and anticipated divestitures.

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

NeoMedia is authorized to issue a total of 25,000,000 shares of Preferred Stock, par value $0.01 per share. The issuance of any preferred stock could have a material adverse effect on the rights of holders of NeoMedia’s common stock, and, therefore, could reduce the value of shares of NeoMedia’s common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict NeoMedia’s ability to merge with, or sell NeoMedia’s assets to, a third party. The ability of the Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in NeoMedia’s control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

NeoMedia’s principal executive, development and administrative office is located at 2201 Second Street, Suite 600, Fort Myers, Florida 33901.  NeoMedia occupies approximately 12,000 square feet under terms of a written lease from an unaffiliated party which expires on July 31, 2008, with monthly rent totaling approximately $18,000.

The Company maintains a production and product development facility for its Micro Paint Repair Business unit in Calgary, Alberta, Canada, occupying approximately 4,000 square feet under the terms of a written month-to-month lease from an affiliated party with monthly rent totaling $2,400.

The Company maintains a training, demonstrations, production, distribution, and retail services facility for its Micro Paint Repair Business unit in Ft. Myers, Florida, occupying approximately 10,000 square feet under the terms of a written lease from an unaffiliated party expiring on February 28, 2008, with monthly rent totaling approximately $9,000.

The Company maintains an office housing its NeoMedia Telecom Services operations at Suite 300, 5824 Second Street S.W., Calgary, Alberta, Canada T2H 0H2 and occupies approximately 3,900 square feet under terms of a lease which expires February 28, 2009. NeoMedia Telecom Services’ operations are capable of being quickly and efficiently re-located with no interruption in service provisioning.

The Company maintains an office housing its Gavitec AG operations at Jens-Otto-Krag-Str. 11, 52146 Würselen, Germany and occupies approximately 4400 square feet under terms of a lease which expires September 30, 2008.

The Company maintains an office housing 12Snap’s UK operations at 19 Bulstrode Street, London, W1U 2JN and occupies approximately 400 square feet under terms of a lease which expires with a 1 month written notice. The Company maintains an office housing 12Snap’s Sweden operations at Kungsgatan 4A, Stockholm 111 43, and occupies approximately 2,700 square feet under terms of a lease which expires June 30, 2009. The Company maintains an office housing 12Snap’s main operations at Lazarettstrasse 4, Munich 80636 and occupies approximately 2,800 square feet under terms of a lease which expires with a 180 day written notice. The Company maintains an office housing 12Snap’s Romania operations at Coriolan Brediceanu 8, et.6, Timisoara 300011, and occupies approximately 1,400 square feet under terms of a lease which expires with 60 days written notice.

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

The Company believes that existing office space is adequate to meet current and short-term requirements for its operations.

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

On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. NeoMedia filed its reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Discovery is ongoing.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s shares trade on the Over-the-counter Bulletin Board (“OTCBB”) under the symbol “NEOM.” As of December 31, 2006, the Company had 637,591,747 common shares outstanding.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the Over-the-counter Bulletin Board:

	(U.S. dollars)

2005	HIGH	LOW
First Quarter	$0.29	$0.22
Second Quarter	$0.72	$0.19
Third Quarter	$0.51	$0.32
Fourth Quarter	$0.45	$0.28

2006	HIGH	LOW
First Quarter	$0.42	$0.29
Second Quarter	$0.32	$0.20
Third Quarter	$0.23	$0.11
Fourth Quarter	$0.12	$0.05

Holders

As of December 31, 2006, NeoMedia had an estimated 16,000 recordholders of its common stock.

Dividends

The Company has not declared or paid any cash dividends on its common stock during the years ended December 31, 2006, 2005, or 2004. The Company will base any issuance of dividends upon its earnings, financial condition, capital requirements and other factors considered important by its board of directors. Delaware law and the Company’s certificate of incorporation do not require the board of directors to declare dividends on the Company’s common stock. The Company expects to retain all earnings, if any, generated by its operations for the development and growth of its business and does not anticipate paying any dividends to its stockholders for the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table presents certain information with respect to the Company’s equity compensation plans as of December 31, 2006:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	105,822,455	$0.20	79,567,544

Equity compensation plans not approved by security holders	—	—	—

Total	105,822,455	$0.20	79,567,544

Performance Graph

In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any of NeoMedia’s future filings under the Securities Act or the Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

The following graph illustrates the cumulative total stockholder return that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on December 31, 2001 in each of i) NeoMedia common stock, ii) the Russell MicroCap Index, iii) Axcess International common stock, and iv) Critical Path Inc. common stock. Axcess International and Critical Path Inc. were chosen for comparison as they also trade on the OTCBB, have similar market capitalization, and similar standard industry codes. There are not currently any published peer group indexes or line of business indexes available for comparative use, nor were there any readily identifiable peer groups.

NeoMedia Indexed Performance:

	As of December 31,
	2001	2002	2003	2004	2005	2006
NeoMedia	$100.00	$7.86	$97.86	$189.29	$217.14	$37.86
Russell Microcap Index	$100.00	$83.90	$139.57	$159.31	$163.40	$190.43
Axcess International	$100.00	$11.87	$51.37	$39.50	$18.72	$26.71
Critical Path Inc.	$100.00	$18.61	$12.14	$13.41	$2.46	$1.00

Recent Issuances of Unregistered Securities

On March 19, 2007, the Company issued 197,620,948 shares of common stock to the former 12Snap shareholders as partial payment against the purchase price protection clause of the original sale and purchase agreement between the former 12Snap shareholders and NeoMedia. The shares were valued at $0.045 per share, which was the contractual price based on fair value at the time of issuance.

On March 1, 2007, the Company issued 61,000,000 shares of common stock to the former Gavitec shareholders as partial payment against the purchase price protection clause of the original sale and purchase agreement between the former Gavitec shareholders and NeoMedia. The shares were valued at $0.053 per share, which was the contractual price based on fair value at the time of issuance.

On November 28, 2006, the Company issued 6,631,579 shares of common stock to Cornell Capital Partners upon conversion by Cornell of Series C convertible preferred stock. The shares were valued at $0.057 per share, which was the contractual price based on fair value at the time of issuance.

On June 15, 2006, the Company issued 3,721,698 shares of its common stock a an initial payment against debt and accrued interest owed to Wayside Solutions, Inc. (“Wayside”), a corporation that had provided financing to BSD prior to the acquisition of to BSD by the Company. Prior to the acquisition, the Company reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The shares contain a make whole provision that calls for additional shares to be issued in the event the value of the original shares at the time of registration is less than the value at the time they were issued. The last sale price on the date of issuance was $0.227 per share.

On April 26, 2006, the Company issued 1,512,093 shares of its common stock in satisfaction of the debt and accrued interest due to Guy Fietz, CEO, President and a shareholder of BSD, and now Vice President and General Manager of NeoMedia Telecom Services. NeoMedia valued the stock at $0.24 per share, which was the last sale price on the date of issuance.

On March 21, 2006, the Company issued an aggregate of 7,123,698 shares as consideration paid to acquire all of the shares of BSD Software, Inc. (“BSD”) The shares were issued to the former shareholders of BSD, which was a publicly traded company prior to the transaction. The shares were valued at $0.352 per share, which was the average stock price for two days before and two days after the announcement of the acquisition.

On February 23, 2006, the Company issued an aggregate of 33,097,135 shares to 12 separate parties as part of the consideration paid to acquire all of the shares of Sponge Ltd. The shares were valued at $0.395 per share, which was the average stock price for two days before and two days after the announcement of the acquisition.

On February 23, 2006, the Company issued an aggregate of 13,660,511 shares to 8 separate parties as part of the consideration paid to acquire all of the shares of Gavitec AG. The shares were valued at $0.386 per share, which was the average stock price for two days before and two days after the announcement of the acquisition.

On February 22, 2006, the Company issued an aggregate of 49,294,581 shares to 23 separate parties as part of the consideration paid to acquire all of the shares of 12Snap AG. The shares were valued at $0.394 per share, which was the average stock price for two days before and two days after the announcement of the acquisition.

On February 17, 2006, the Company issued an aggregate of 16,931,493 shares to 11 separate parties as part of the consideration paid to acquire all of the shares of Mobot, Inc. The shares were valued at $0.395 per share, which was the average stock price for two days before and two days after the announcement of the acquisition.

On July 26, 2005, the Company issued to Newbridge Securities, an unrelated party, 44,723 shares of common stock in exchange for placement agent services to be provided in connection with NeoMedia’s Standby Equity Distribution Agreement with Cornell Capital Partners. The shares were valued at $0.41, which was the market price at the time of issuance.

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

On February 6, 2004, the Company issued 7,000,000 shares of common stock to CSI International, Inc. shareholders in connection with NeoMedia’s purchase of CSI. The closing market price on the date of issuance was $0.10.

The Company relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506, which cover “transactions by an issuer not involving any public offering,” to issue securities discussed above without registration under the Securities Act of 1933. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and the Company’s transfer agent was instructed not to permit transfers unless directed to do so by us, after approval by the Company’s legal counsel. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006(a)	2005(b)	2004(b)	2003	2002
	(in thousands, except share data)
		(Reclassified)*	(Reclassified)*
Total net sales	$10,309	$877	$973	$2,400	$9,399
Net loss from continuing operations	($52,252)	($7,146)	($6,272)	($5,382)	($7,421)
Net loss per share from continuing operations	($0.09)	($0.02)	($0.02)	($0.04)	($0.26)

Total assets	$38,125	$12,411	$10,406	$3,876	$4,323
Total liabilities	$92,659	$8,184	$6,014	$7,079	$10,349

* -  Reclassification of operations of the discontinued Micro Paint, Mobot, and Sponge business units

(a) - during the year ended December 31, 2006, NeoMedia acquired five subsidiaries: Mobot, Inc., Gavitec AG, Sponge Ltd., 12Snap AG, and BSD Software, Inc. Net sales for the year ended December 31, 2006 are materially higher than prior years as a result of net sales from these acquired subsidiaries. In addition, net loss from continuing operations for the year ended December 31, 2006 includes the following items that were not incurred in previous years: (i) $18,327,000 impairment charge to write down carrying value of 12Snap asset group, (ii) $13,256,000 charge to write off deferred equity financing costs associated with the 2005 Standby Equity Distribution Agreement with Cornell Capital Partners, (iii) interest charges of $7,770,000 incurred to adjust convertible debentures to their redemption value, (iv) $7,250,000 stock based compensation resulting primarily from the adoption of SFAS 123(R) on January 1, 2006, and (v) a gain of $13,645,000 resulting from the change in fair value from repricing and revaluation of warrants and embedded conversion features associated with the preferred stock and convertible debenture financing.

(b) - Results of operations for the years ended December 31, 2005 and 2004 include reclassification of operations of the discontinued Micro Paint, Mobot, and Sponge business units. Financial position as of December 31, 2005 is reclassified for Micro Paint business unit assets and liabilities held for sale.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Structure

During 2006, with its acquisitions of Gavitec, Mobot, 12Snap, and Sponge, NeoMedia implemented an aggressive growth strategy aimed at penetrating the rapidly evolving mobile marketing industry, and capturing a significant portion of early adopting marketers to drive high volumes of physical-world-to-mobile-internet traffic through the NeoMedia engine.

The majority of the consideration issued to acquire Gavitec, Mobot, 12Snap, and Sponge consisted of shares of NeoMedia common stock, the value of which was guaranteed, in cash, to the recipients by NeoMedia from the time of issuance through the time the shares were registered for resale (either upon effectiveness of a registration statement containing the shares, or under Rule 144). As a result of NeoMedia’s declining share price from the first quarter through the end of 2006, the make whole provisions relating to these acquisitions became far greater than NeoMedia could reasonably satisfy with cash. Primarily as a result of the pending make whole provisions, during the fourth quarter of 2006 NeoMedia divested of the majority of Sponge and Mobot back to the original owners, with the respective make whole liability provisions being forgiven as part of each transaction. Additionally, during the first quarter of 2007, NeoMedia reached an agreement with the former shareholders of Gavitec that will allow for the majority of that make whole to be paid in shares. NeoMedia also reached an agreement with former shareholders of 12Snap representing approximately 61% of that make whole for payment in common stock.

During August 2006, NeoMedia announced that it intended to sell its Micro Paint Repair business. During the fourth quarter of 2006, NeoMedia divested of its Mobot and Sponge subsidiaries. During January 2007, the Company decided to attempt to sell its remaining non-core business units (12Snap and Telecom Services) in the most profitable, timely and viable manner possible. NeoMedia plans to use the strategic equity earned through the sale of these assets to reduce its current burn rate, help the Company move closer to profitability, and provide financial stability by the end of 2007, and to become profitable by the first quarter of 2008. Most importantly, the shedding of NeoMedia’s non-core assets affords the Company the ability to focus all its resources on its core business initiatives. Management realizes the challenges that the Company faces in the global application of its technology, and can now present qode® to the industry and the public in a more systematic and focused approach, marketing it as “the next phase of the Internet” and the wireless Web.

Despite the divestures of Sponge and Mobot, and the planned sales of 12Snap and NeoMedia Telecom, NeoMedia continues to focus on becoming the worldwide leader in linking the physical world to the mobile internet. Management believes that the decision to sell the non-core assets has led to a more focused vision for moving the Company forward and creating shareholder value, focusing on the core code-reading business and related intellectual property in North America, the UK, mainland Europe and China.

The Core Business

During 2006, NeoMedia made significant inroads into the burgeoning mobile marketing industry and ran many successful physical-world-to-mobile-web campaigns.

In North America, qode® technology has been trialed and implemented across a wide variety of products and industries, including:

•	qode® was featured in an interactive textbook published by Prentice Hall, in which students can link to mobile online content through the qode® reader on their mobile phones.

•
ONE water, the ethical water brand, featured codes on 5 million of its water bottles that link to the mobile internet via qode® starting in December, when the first shipments of more than 5 million bottles bearing qode®. The bottles were sold at more than 4,000 retail outlets throughout the United Kingdom.

•
NeoMedia is partnered with News Group Newspapers, and its market-leading Sunday newspaper, the News of the World®, to use qode® in the United Kingdom to bring television clips of English Premier League soccer to its readers via their mobile phones

In Europe, Gavitec also designed, implemented, and ran multiple mobile marketing solutions:

•	Gavitec was contracted by AWK Aussenwerbung GmbH, Germany’s second-largest outdoor advertising company, to develop a mobile order-management and control system using Gavitec technology;

•
Gavitec partnered with solution provider TopSolutions to equip Lusomundo, Portugal's leading cinema chain, with admission terminals for mobile tickets that allow movie-goers to obtain tickets through a cash-free Web-based transaction, and receive an electronic ticket as an SMS on their mobile phones;

•
Gavitec ran or participated in other campaigns during 2006 with customers such as McDonald’s Portugal, Amnesty International, Malaysian Railways, World Soccer Games 2006, EMT (Empresa Malagueña de Transportes, a Spanish public transport provider), Ströer, and Bitburger beer;

NeoMedia also made significant inroads into Asia during 2006, as follows:

•
Gavitec signed an exclusive license agreement with mobile marketing specialist Omniprime, pursuant to which Omniprime will sell mobile couponing and ticketing applications in the Philippines using Gavitec’s technology.

•
NeoMedia contracted with five large Chinese insurance companies to adapt qode® to enable millions of policy holders in China to use their cell phones to link directly to their insurance company's Mobile Internet site

•
During January 2007, NeoMedia signed a performance-based agency agreement with NexMobil LLC, pursuant to which NexMobil will sell qode® products and services in the Middle East, India, Korea, and Pakistan.

Building on the deals already completed, NeoMedia will focus on targeting manufacturers within the media and enterprise space, including newspapers, publishers, real estate, physical world advertisers, and beverage producers to design their products to become more interactive. NeoMedia envisions a future in which consumers routinely “qode® it” when they want more information on a product or service. NeoMedia’s goals include hiring a new sales force, while penetrating three verticals with at least six major customers. Another major goal is to partner with at least three major carriers or manufacturers (North American, UK and mainland European) who will embed, adopt and commit to utilize every feature qode® has to offer.

NeoMedia is also making great strides to create a global standard for the wireless Web. NeoMedia co-hosted a high-level meeting in London during February 2007 with some of the world’s leading technology firms to begin to define and document this important standards-based initiative. NeoMedia believes the outcome of the meeting was extremely positive and expects, along with its numerous innovative partners, to continue to play an active role in the standardization of the physical-world-to-web initiative. One of NeoMedia’s key initiatives is to evaluate and optimize the value of its and its partners’ collective intellectual property relating to this space.

NeoMedia has numerous issued patents with others in process and is continuing to seek to optimize the value of its intellectual property portfolio around in the world. On January 20, 2007, Judge John E. Sprizzo dismissed Scanbuy's request for a summary judgment in the Company’s patent infringement case against Scanbuy. While the case is not over yet, NeoMedia continues to remain confident in the final outcome.

In terms of new leadership, NeoMedia saw the departure of its CEO and COO during the fourth quarter of 2006. The Company expects to name a permanent CEO during 2007. In addition, Roger Pavane was brought in as SVP of Sales and Marketing and is heading up the mobile division efforts in the Americas and the UK. Mr. Pavane is a wireless industry veteran with 20+ years experience in this space. Also, Dr. Christian Steinborn, current president of Gavitec, was promoted to head up the mobile division efforts in the rest of the world, with a focus on mainland Europe and China. Finally, during January 2007 NeoMedia appointed George O’Leary as a member of its Board of Directors. Mr. O’Leary is currently the President of SKS Consulting of South Florida Corp. and is working with NeoMedia under a two year consulting agreement to lead the execution of the strategic plan.

Accounting Treatment of Series C Convertible Preferred Stock and Convertible Debenture

Due to a default on Series C convertible preferred stock (February 17, 2006) and Convertible Debentures (August 24, 2006 and December 29, 2006) resulting from failure to register the underlying common shares by the prescribed deadline, NeoMedia recorded an accretion of dividends on convertible preferred stock in the amount of $20,324,000 to adjust the carrying value of the Series C convertible preferred stock to its redemption value, and also recorded interest expense in the amount of $7,770,000 to adjust the carrying value of the convertible debentures to their face value. The accretion of dividends is a component of net loss attributable to common shareholders, and as is not included in NeoMedia’s net loss.

Additionally, NeoMedia recognized a gain on derivative financial instruments of $13,645,000 during the year ended December 31, 2006. The gain is due to the change in fair value of derivative financial instruments resulting from a decrease in NeoMedia's stock price from the date of inception of each instrument through December 31, 2006. The fair value of the derivative financial instruments at each measurement date correlates to NeoMedia's stock price at the same date. As a result, NeoMedia's net loss varies significantly from its cash flow from operations during the year ended December 31, 2006. In future periods, NeoMedia's loss could fluctuate dramatically from quarter to quarter if its stock price is significantly different from the stock price at the end of the previous measurement period. Because NeoMedia cannot guarantee that it has enough authorized shares to net share settle the Series C convertible preferred stock, the change in fair value of derivative instruments will be recorded to NeoMedia's statement of operations each reporting period until the Series C convertible preferred stock is fully converted.

NeoMedia also recorded a charge of $3,537,000 related to the repricing of certain warrants that were issued in conjunction with the Series C convertible preferred stock.

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

Impairment of 12Snap Assets

During the first quarter of 2007, NeoMedia initiated an action plan to sell its subsidiary 12Snap. During the year ended December 31, 2006, NeoMedia recorded an impairment charge of $18,327,000 to adjust the carrying value of the 12Snap asset group to the expected net proceeds from the sale of the assets. Prior to the impairment charge, the asset group consisted primarily of goodwill and other intangible assets recorded upon purchase of 12Snap by NeoMedia during the first quarter of 2006. In connection with its decision to sell the 12Snap business in the first quarter of 2007, NeoMedia altered its expected cashflow to reflect the estimated net cash proceeds that the Company anticipates receiving in a sale transaction. Since the sale is not subject to a binding and completed agreement, actual cash received from the sale could vary materially from the assumptions used in the impairment analysis, which would result in a gain or loss at the time the sale is completed. The impairment charge did not result in the violation of any debt covenants. NeoMedia also carries on its balance sheet intangible assets associated with its Gavitec, Telecom services, and Micro Paint Repair business (included in assets held for sale) that were tested for impairment and were deemed not to be impaired.

Related Party Transaction

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $759,000 of Micro Paint Repair products to Automart, Inc. In the third quarter of 2006, NeoMedia established a reserve for bad debt against the open accounts receivable, and wrote off the deferred revenue and deferred costs, incurring a net charge to its statement of operations of $653,000. NeoMedia will recognize revenue on these shipments if and when collectibility is reasonably assured. David A. Dodge, NeoMedia’s Chief Financial Officer, and Kevin Hunter, NeoMedia’s Chief Scientist, are each members of the board of directors of Automart, a publicly traded company trading in the Over-the-counter Bulletin Board.

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

According to SFAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

•	A significant decrease in the market price of the asset

•	A significant adverse change in the extent or manner in which the asset is being used, or in its physical condition

•	A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator

•	An accumulation of costs significantly in excess of the amount originally expected

•
A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset

•	A current expectation that, more likely than not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

NeoMedia follows the two-step process outlined in SFAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by NeoMedia for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, NeoMedia uses a probability-weighted approach to weigh the likelihood of those possible outcomes. In such instances, NeoMedia uses a discount rate equal to the yield on 0-coupon treasury instrument with a life equal to expected life of the assets being tested.

Financial Instruments and Concentrations of Credit Risk. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financing. Management believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible preferred stock and convertible debentures is estimated on December 31, 2006 to be approximately $21,657,000 and $7,500,000, respectively.

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

The Company utilizes various types of financing to fund its business needs, including convertible preferred stock, convertible debentures, and other instruments indexed to the Company’s own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19 NeoMedia updates the fair value of these derivative components at each reporting period.

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

Stock-based Compensation. Beginning January 1, 2006, NeoMedia began to account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and NeoMedia’s results of operations could be materially impacted. Stock-based compensation expense is calculated using the Black Scholes option pricing model on the date of grant. This option valuation model requires input of highly subjective assumptions. Because NeoMedia’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

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

(2)
Technology service and product revenue, which includes sales of software and technology equipment and service fee is recognized  based on guidance  provided in  SEC Staff  Accounting  Bulletin  (“SAB”) No. 104,  "Revenue  Recognition  in Financial Statements,"  as amended (SAB 104).  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract. The Company’s subsidiaries Mobot (sold during 2006), and Gavitec follow this policy. The Company defers revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s subsidiaries 12Snap and Sponge (sold during 2006) follow this policy. Telecom revenues from NeoMedia's subsidiary BSD are recognized at the clearing house for billing to customers on a net basis, based on guidance in EITF 99-19. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

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

Income Tax Valuation Allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as December 31, 2006 and 2005.

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

Other Financial Information

NeoMedia maintains the following valuation allowance accounts in its consolidated balance sheet. These reserves are presented net in their respective categories.

Valuation Allowance Accounts:
(thousands)	2006	2005
Reserve for bad debts	146	14
Reserve for inventory shrinkage and obsolescence	53	0
Total valuation reserves	199	14

Proposed Dispositions of 12Snap and NeoMedia Telecom Services (“NTS”)

In January 2007, NeoMedia management determined that it would focus on its core code-reading business in North America, the UK, mainland Europe, and China. In conjunction with this direction, subsidiaries 12Snap and NTS will be sold in the most profitable, timely, and viable manner possible. NeoMedia has analyzed the pertinent facts of the proposed disposition of these two subsidiaries and has determined the criteria included in paragraph 30 of SFAS 144, outlined above, were met after the date of the balance sheet included in this filing. Specificallly, the decision to sell these two businesses was committed to by the Company in January 2007. Accordingly, the results of operations and the assets and liabilities of these two subsidiaries are included in the accompanying consolidated statements of operations and balance sheets.

The results of operations of the 12Snap and NTS subsidiaries included in NeoMedia’s operating loss from continuing operations is as follows.

	Year Ended December 31, 2006
	NTS	12 Snap	Total
Net sales	$1,371	$7,333	$8,704
Cost of sales	---	2,054	2,054
Gross profit	1,371	5,279	6,650

Sales and marketing expenses	400	4,053	4,453
General and administrative expenses	1,166	1,692	2,858
Research and development costs	---	1,258	1,258
Amortization of intangibles	806	732	1,538
Impairment charge	---	18,327	18,327
Income/(Loss) from operations of business available for sale	($1,001)	($20,783)	($21,784)

The assets and liabilities of the 12 Snap and Telecom subsidiaries included with NeoMedia’s balance sheet are as follows.

	December 31, 2006
	NTS	12 Snap	Total
ASSETS
Current assets:
Cash and cash equivalents	$72	$721	$793
Trade accounts receivable, net	1,577	1,842	3,419
Inventories, net	---	---	---
Prepaid expenses and other current assets	12	407	419
Total current assets	1,661	2,970	4,631

Leasehold improvements & property and equipment, net	48	200	248
Goodwill	4,402	---	4,402
Other intangible assets, net	1,192	5,815	7,007
Other long-term assets	---	---	---
Total assets	$7,303	$8,985	$16,288

LIABILITIES
Current liabilities:
Accounts payable	$1,854	$640	$2,494
Taxes payable	1,037	---	1,037
Accrued expenses	6	384	390
Deferred revenues and other	73	4,097	4,170
Total liabilities	$2,970	$5,121	$8,091

The following proforma statement of operations shows what NeoMedia’s operating results from continuing operations would have been if the proposed sales of NTS and 12 Snap had occurred as of January 1, 2006.

				Pro-forma
				NeoMedia
	NeoMedia			without NTS
	as reported	NTS	12 Snap	and 12 Snap
Net sales	$10,309	($1,371)	($7,333)	$1,605
Cost of sales	3,863	---	(2,054)	1,809
Gross profit	6,446	(1,371)	(5,279)	(204)

Sales and marketing expenses	10,239	(400)	(4,053)	5,786
General and administrative expenses	12,125	(1,972)	(2,424)	7,729
Research and development costs	3,522	---	(1,258)	2,264
Impairment Charge	18,706	---	(18,327)	379
Loss from operations	(38,146)	1,001	20,783	(16,362)

Gain (loss) on extinguishment of debt	(1,879)	---	---	(1,879)
Amortization of debt discount	---	---	---	---
Interest income (expense), net	(10,182)	---	---	(10,182)
Write-off of deferred equity financing costs	(13,256)	---	---	(13,256)
Gain on sale of marketable securities	1,103	---	---	1,103
Gain on embedded conversion features of derivative financial instruments	13,645	---	---	13,645
Change in fair value from revaluation of warrants in derivative financial instruments	(3,537)	---	---	(3,537)

LOSS FROM CONTINUING OPERATIONS	(52,252)	1,001	20,783	(30,468)

DISCONTINUED OPERATIONS (Note 4)
Net loss from discontinued operations	(5,768)	---	---	(5,768)
Loss on disposal of Sponge and Mobot subsidiaries	(9,418)	---	---	(9,418)
LOSS FROM DISCONTINUED OPERATIONS	(15,186)	---	---	(15,186)

NET LOSS	($67,438)	$1,001	$20,783	($45,654)

Note: since 2005 and 2004 pro forma statements of operations are omitted, since NTS and 12Snap were both acquired during 2006,

Stock-Based Compensation

NeoMedia adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) on January 1, 2006, using the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2006. As a result, the unamortized compensation expense from stock options granted prior to January 1, 2006 is not included in the statement of operations. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values. Under the modified-prospective transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) vesting of compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123R, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by NeoMedia’s estimate of forfeitures of all unvested awards.

Prior to January 1, 2006, NeoMedia accounted for its stock-based compensation plans under the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (“SFAS 123”). Under APB 25, when the exercise price of options granted to employees equals the market price of the common stock on the date of grant, no compensation expense is recorded.  When the exercise price of options granted to employees is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period. Had NeoMedia accounted for stock based compensation under the fair value method during the years ended December 31, 2005 and 2004, net loss would have been higher by $4,124,000 and $1,445,000, respectively, during these periods, causing an increase to the reported net loss per share of $0.01 and $0.01, respectively.

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

Approximately 61% of the stock-based compensation expense recorded during the year ended December 31, 2006 relates to the continued vesting of stock options that were granted prior to January 1, 2006. In accordance with the transition provisions of SFAS 123R, the grant date estimates for these options have not been changed.

As of December 31, 2006, there was $5,122,000 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under NeoMedia’s option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.1 years. The amount of stock-based compensation expense to be recorded in any future period cannot be exactly predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

One of the key components used in calculating the fair value of stock options is the volatility of the underlying stock. As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia’s volatility decreased significantly for stock based compensation granted during the year ended December 31, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years. As of December 31, 2006, NeoMedia was using calculated volatility of 117%.

Effect Of Recently Issued Accounting Pronouncements

Emerging Issues Task Force issue number 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” has been adopted early by NeoMedia in the first quarter of 2006. The implementation of EITF 06-03 had no impact on current or historical financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."
This Statement:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This statement is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement applies to companies that service financial assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006. The Company does not service financial assets or liabilities. The Company does not expect this Statement to have any effect on its financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position was adopted by the Company on January 1, 2007. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007. The Company may adopt this statement for its 2007 fiscal year. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or postretirement plan's overfunded status or a liability for a plan's underfunded status, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur.  SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity's results of operations. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not have a defined benefit pension plan. SFAS 158 did not have an impact on the Company’s financial statements or disclosures.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. NeoMedia will apply the provisions of SAB 108 with the preparation of NeoMedia’s annual financial statements for the calendar year ending December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company’s financial statements for the calendar year ending December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected by the board to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective for fiscal years beginning after November 15, 2007. The Company may adopt this statement for its 2007 fiscal year. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Results Of Operations For The Year Ended December 31, 2006 As Compared To The Year Ended December 31, 2005

Net sales.  Total net sales for the year ended December 31, 2006 were $10,309,000, which represented a $9,432,000, or 1,075%, increase from $877,000 for the year ended December 31, 2005.  This increase resulted from $9,658,000 net sales from subsidiaries Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006 and an increase of $128,000 in net sales from the Company’s underlying business represented by qode® and intellectual property licensing, offset by a decrease in net sales of $354,000 from the Company’s Consulting and Integration Services business unit that was wound down in 2005.

Cost of sales.  Cost of sales were $3,863,000 for the year ended December 31, 2006 compared to $583,000 for the year ended December 31, 2005, an increase of $3,280,000, or 563%.  This increase resulted from (i) $2,444,000 product and service related cost of sales from subsidiaries Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, and (ii) amortization of $1,081,000 of intangible assets relating to the acquisitions of Gavitec, 12Snap and BSD, offset by (iii) a reduction in cost of sales of $245,000 from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products and the Company’s wound down Consulting and Integration Services business.

Gross profit.  Gross profit was $6,446,000 for the year ended December 31, 2006, an increase of $6,152,000, or 2,093%, compared with gross profit of $294,000 for the year ended December 31, 2005.  This increase resulted from (i) $7,214,000 operational gross profit from subsidiaries Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, and (ii) increased gross profit of $175,000 from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, offset by (iii) a decrease in gross profit of $156,000 from the Company’s Consulting and Integration Services business unit that was wound down in 2005, and (iv) amortization of $1,081,000 of intangible assets relating to the acquisitions of Gavitec, 12Snap and BSD.

Sales and marketing.  Sales and marketing expenses were $10,329,000 for the year ended December 31, 2006, compared to $2,592,000 for the year ended December 31, 2005, an increase of $7,647,000 or 295%.  This increase resulted from (i) sales and marketing expenses of $4,688,000 from subsidiaries Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) stock based compensation expense allocated to sale and marketing of $2,253,000, and (iii) higher sales and marketing expense in the Company’s underlying business represented by qode® and NeoMedia’s legacy software products of $786,000 in 2006.

General and administrative.  General and administrative expenses increased by $9,105,000, or 301%, to $12,125,000 for the year ended December 31, 2006, compared to $3,020,000 for the year ended December 31, 2005. The increase resulted from (i) stock based compensation expense allocated to general and administrative expense of $4,405,000, (ii) of higher accounting, professional, and legal services of $1,949,000 due to Company’s implementation of Sarbanes Oxley, higher audit fees resulting from a more complex reporting structure and transactions, actual and threatened lawsuits, and registration statements, (iii) general and administrative expenses of $2,315,000 from subsidiaries Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, and (iv) amortization of $455,000 of intangible assets relating to the acquisitions of Gavitec, 12Snap and BSD.

Research and development.  During the year ended December 31, 2006, NeoMedia charged to expense $3,522,000 of research and development costs, an increase of $2,930,000 or 495% compared to $592,000 for the year ended December 31, 2005.  The increase resulted from (i) research and development expenses of $1,584,000 from subsidiaries Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) increased research and development expense related to qode® products of $795,000, and (iii) stock based compensation expense allocated to research and development of $592,000.

Impairment Charge. During the year ended December 31, 2006, NeoMedia incurred an impairment charge in the amount of $18,706,000 primarily to write down intangible assets associated with its 12Snap business. During the year ended December 31, 2005, NeoMedia incurred charges of $1,115,000 relating to the write-down of assets acquired from Secure Source Technologies in 2003, and to impair investments in iPoint-media and Intactis Software, Inc.

Gain (loss) on extinguishment of debt.  Loss on extinguishment of debt was $1,879,000 during the year ended December 31, 2006, compared with a gain of $172,000 for the year ended December 31, 2005, an increase of $2,051,000, or 1,192%. The 2006 loss on extinguishment of debt resulted from debt retired in connection with the Series C preferred stock issued and sold to Cornell on February 17, 2006.   A loss was incurred on the surrender  of a certain promissory note to Cornell dated March 30, 2005 in connection with the preferred stock sale. During the year ended December 31, 2005, NeoMedia recognized a gain on extinguishment of debt of $172,000, resulting from the payment of debt at a discount to its book value.

Interest income (expense).  Interest income (expense) consists primarily of interest charges related to convertible debentures, interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest expense increased by $9,889,000, or 3,375%, to $10,182,000 for the year ended December 31, 2006 from $293,000 for the year ended December 31, 2005. The increase resulted from (i) a charge to write up convertible debentures to their redemption value in the amount of $7,500,000, (ii) the accrual of $1,958,000 of liquidated damages related to the Series C convertible preferred stock and a convertible debenture issued in August 2006, and increased other interest charges of $431,000.

Write-off of deferred equity financing costs. During the year ended December 31, 2006, NeoMedia incurred a charge of $13,256,000 to write off deferred equity financing costs related to the 2005 SEDA. No comparable charges were taken during the year ended December 31, 2005.

Gain on sale of marketable securities. During the year ended December 31, 2006, NeoMedia recognized a gain of $1,103,000 relating to the sale of shares of iPoint-media. No such gains were recognized during the year ended December 31, 2005.

Gain on embedded conversion features of derivative financial instruments.  Gain from embedded conversion features of derivative financial instruments was $13,645,000 for the year ended December 31, 2006.  The gain is associated with the preferred stock sale on February 17, 2006 and the convertible debenture financing dated August 24, 2006.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gain for the year ended December 31, 2006 is the reduction in value of the derivatives and embedded conversion features from the inception of each financing to December 31, 2006 and is due almost entirely to a reduction in NeoMedia’s stock price from the inception of each financing to December 31, 2006.  There was no such gain or loss on derivative financial instruments for the year ended December 31, 2005.

Warrant repricing expense.  NeoMedia recorded a charge resulting from repricing of warrants in the amount of $3,537,000 for the year ended December 31, 2006.  The charge relates to certain warrants that were repriced in connection with convertible debenture financings in August and December 2006.

Loss from discontinued business units.  During the year ended December 31, 2006, NeoMedia entered into a letter of intent to sell its NMPR business unit. Also during the year ended December 31, 2006, NeoMedia divested of the majority of its interests in Mobot and Sponge. Accordingly, NeoMedia has classified the operations of NMPR, Mobot, and Sponge as discontinued operations. Loss from the discontinued business units represents direct operations of the NMPR business during the year ended December 31, 2006, and direct operations of Mobot and Sponge from their respective acquisition dates (February 17, 2006 for Mobot and February 23, 2006 for Sponge) through their respective disposal dates (December 6, 2006 for Mobot and November 14, 2006 for Sponge).

The net loss from the NMPR business unit for the year ended December 31, 2006 was $2,996,000, an increase of $995,000 or 50% from the loss of $2,001,000 for the year ended December 31, 2005. The increased loss is due to the fixed overhead costs related to the expansion into the US and China markets of $494,000 and the establishment of a bad debt reserve in the amount of $653,000 relating to products shipped to a customer in China. The net loss from the Mobot business from February 16, 2006 (date of acquisition) through December 31, 2006 was $1,642,000. The net loss from the Sponge business from February 16, 2006 (date of acquisition) through December 31, 2006 was $1,129,000. NeoMedia did not record any operations related to these businesses in 2005 since they were acquired in 2006.

Loss on disposal of Sponge and Mobot subsidiaries. During the year ended December 31, 2006, NeoMedia recognized a loss on the disposal of its Sponge and Mobot subsidiaries in the amount of $9,418,000, representing the difference between the fair value of consideration received (as it was a better indicator of fair value) and the carrying value immediately prior to sale.

Net loss.  The net loss for the year ended December 31, 2006 was $67,438,000, which represented a $58,290,000, or 637% increase from a $9,148,000 loss for the year ended December 31, 2005.  This increased net loss resulted from (i) an increase in impairment charges of $17,591,000 during 2006 resulting primarily from the impairment of assets related to 12Snap, (ii) a charge of $13,256,000 recognized to write off deferred equity financing costs associated with the 2005 SEDA, (iii) a loss on the sale of Sponge and Mobot during 2006 totaling $9,418,000, (iv) charge of $7,500,000 incurred to write the carrying value of convertible debentures to their face value as a result of a default by the Company on the debenture, (v) an increase of $7,110,000 to stock based compensation expense as a result of the adoption of SFAS 123(R) on January 1, 2006, (vi) increased losses of $6,093,000 from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, and corporate administration including audit and legal fees, (vii) increased losses of $3,766,000 from the Micro Paint business held for sale, and the Sponge and Mobot businesses divested in 2006, all of which are included in discontinued operations, (viii) warrant repricing expense of $3,537,000, (ix) losses from subsidiaries Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, of $2,909,000 and (x) a loss on the extinguishment of debt in the amount of $1,858,000, offset by (xi) a gain on the sale of shares of iPoint-media stock of $1,103,000, and (xii) a gain from the change in fair value of embedded conversion features associated with the Series C preferred stock, warrants, and convertible debenture in the amount of $13,645,000.

Known trends, demands, commitments, or uncertainties. During the fourth quarter of 2006, NeoMedia divested of Mobot and Sponge, wholly owned subsidiaries acquired during the first quarter of 2006. Also, during the first quarter of 2007, NeoMedia announced its intent to sell additional subsidiaries NeoMedia Telecom and 12Snap. As a result, NeoMedia expects its sales, cost of sales, gross profit, operating expenses, and net loss over the next 12 months to decrease materially compared with its 2006 results, which reflect operations of these subsidiaries. Had NeoMedia divested of NeoMedia Telecom and 12Snap as of January 1, 2006, then for the year ended December 31, 2006 NeoMedia’s consolidated revenue would have been $1,605,000, and its net loss would have been $45,654,000.

Results of Operations for the Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004

Net sales.  Total net sales for the year ended December 31, 2005 were $877,000, which represented a $96,000, or 10%, decrease from $973,000 for the year ended December 31, 2004.  This decrease resulted from a decrease of $276,000 from the Company’s Consulting and Integration Services business unit that was wound down in 2004, offset by an increase in net sales from the Company’s underlying business represented by qode® and intellectual property licensing of $180,000.

Cost of sales.  Cost of sales were $583,000 for the year ended December 31, 2005 compared to $926,000 for the year ended December 31, 2004, a decrease of $343,000, or 37%.  This decrease resulted from a reduction in cost of sales of $398,000 relating to the Company’s Consulting and Integration Services business that was wound down during 2004, as well as a reduction in product-related amortization of $55,000.

Gross profit.  Gross profit was $294,000 for the year ended December 31, 2005, an increase of $247,000, or 526%, compared with gross profit of $47,000 for the year ended December 31, 2004.  This increase resulted from increased gross profit of $125,000 from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, as well as higher gross profit of $122,000 from the Company’s Consulting and Integration Services business unit that was wound down in 2004.

Sales and marketing.  Sales and marketing expenses were $2,592,000 for the year ended December 31, 2005, compared to $1,170,000 for the year ended December 31, 2004, an increase of $1,422,000 or 126%.  This increase resulted from the addition of sales force and cost associated with marketing and promotion of the Company’s qode® products in 2005.

General and administrative.  General and administrative expenses increased by $883,000, or 41%, to $3,020,000 for the year ended December 31, 2005, compared to $2,137,000 for the year ended December 31, 2004. The increase resulted primarily from additional personnel and higher legal and professional fees in 2005 resulting from registration and regulatory filings.

Research and development.  During the year ended December 31, 2005, NeoMedia charged to expense $592,000 of research and development costs, an increase of $129,000 or 28% compared to $463,000 for the year ended December 31, 2004.  The increase was due to the addition of development staff hired in connection with the commercialization of the qode® product line.

Stock based compensation expense Stock based compensation was $140,000 for the year ended December 31, 2005, as compared with $440,000 for the year ended December 31, 2004, a decrease of $300,000, or 68%.  The decrease was due to higher stock based compensation during 2004 in lieu of cash payments to outside consultants.

Gain (loss) on extinguishment of debt.  Gain on extinguishment of debt was $172,000 during the year ended December 31, 2005, compared with $140,000 for the year ended December 31, 2004, an increase of $32,000, or 23%. The gains resulted from the payment of debt at a discount to its book value.

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

Impairment Charge. During the year ended December 31, 2005, NeoMedia incurred charges of $1,115,000 relating to the write-down of assets acquired from Secure Source Technologies in 2003, and to impair investments in iPoint-media and Intactis Software, Inc. No such impairments were recognized during the year ended December 31, 2004.

Loss from discontinued business units.  During the year ended December 31, 2005, NeoMedia entered into a letter of intent to sell its NMPR business unit. Accordingly, NeoMedia has classified the operations of NMPR as discontinued operations. Loss from the discontinued operations represents direct operations of the NMPR business during the year ended December 31, 2005, and during the period from February 6, 2004 (acquisition date) through December 31, 2004. The net loss from the NMPR business unit for the year ended December 31, 2005 was $2,001,000, an increase of $1,043,000 or 109% from the loss of $958,000 for the year ended December 31, 2004. The increased loss is due to fixed overhead costs related to the expansion into the US and international markets of $1,149,000, offset by higher gross margin of $106,000.

Net loss.  The net loss for the year ended December 31, 2005 was $9,147,000, which represented a $1,917,000, or 27% increase from a $7,230,000 loss for the year ended December 31, 2004.  This increased net loss resulted from (i) $2,259,000 increased loss from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, and corporate administration, (ii) impairment charges of $1,115,000 recognized during 2005 relating to investments in Secure Source Technologies, iPoint-media, and Intactis Software, and (iii) $1,043,000 increased losses from the Micro Paint business held for sale, offset by (iv) the amortization of debt discount of $2,500,000 in 2004 relating to the fair value of warrants granted in connection with promissory notes issued in 2004.

Liquidity and Capital Resources

Current Period Activity

Net cash from operations. Net cash used in continuing operating activities (net of cash used from operations of discontinued business unit) was $9,958,000, $4,883,000, and $3,937,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The year-over-year increase was driven by the following factors: (i) additional sales, marketing, research and development resources employed to complete the technical requirements for a 2006 qode® launch in the U.S. and Europe; (ii) increased general and administrative costs in 2006 associated with supporting the new acquisitions and other administrative initiatives such as Sarbanes Oxley; (iii) negative operational cashflow in 2006 from acquired subsidiaries Gavitec and 12Snap, and (iv) negative operational cashflow in 2006 from discontinued Micro Paint Repair, Mobot, and Sponge operations.

Net cash used in investing. NeoMedia’s net cash flow used in investing activities (net of cash used in investing of discontinued business unit) for the years ended December 31, 2006, 2005, and 2004, was $15,097,000, $6,343,000, and $4,543,000, respectively. The increase resulted from the investment of $11,891,000 in the acquisitions of Mobot, Sponge, Gavitec and 12Snap. NeoMedia also advanced $500,000 to Hip Cricket in the form of promissory notes, and increased capital expenditures on equipment and software required for the qode® launch.

Net cash provided by financing activities. Net cash provided by financing activities for the years ended December 31, 2006, 2005, and 2004, was $27,276,000, $10,306,000, and $11,025,000, respectively. NeoMedia received $21,296,000 from the sale of Series C convertible stock and convertible debentures during 2006, $5,000,000 from the sale of convertible debentures in August 2006, and $2,230,000 from the sale of convertible debentures in December 2006. NeoMedia received $210,000, $8,572,000, and $7,906,000 from the sale of its common stock, primarily under the 2003 SEDA, during the years ended December 31, 2006, 2005, and 2004, respectively. NeoMedia also received $8,444,000, $923,000, and $2,687,000 from the exercise of stock options and warrants during the years ended December 31, 2006, 2005, and 2004, respectively. Additionally, NeoMedia repaid debt and notes payable of $2,674,000, $8,121,000, and $8,653,000 during the years ended December 31, 2006, 2005, and 2004, respectively.

Net cash used in discontinued operations. Net cash used in the Company’s discontinued Micro Paint Repair operations for the year ended December 31, 2006 was $2,078,000, of which $2,026,000 was used in operations, $56,000 was used in investing activities, and $4,000 was generated as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued Micro Paint Repair operations for the year ended December 31, 2005 was $1,782,000, of which $1,626,000 was used in operations, $167,000 was used in investing activities, and $11,000 was used as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued Micro Paint Repair operations for the year ended December 31, 2004 was $775,000, of which $713,000 was used in operations, $2,000 was used in investing activities, and $60,000 was used as a result of the effect of exchange rates on cash. The negative cashflow from operations of the discontinued Micro Paint Repair business will cease upon the anticipated sale of the business unit, which is expected to reduce NeoMedia’s consolidated cash used in operations.

Net cash used in the Company’s discontinued Mobot operations for the year ended December 31, 2006 was $1,351,000, of which $1,323,000 was used in operations, and $28,000 was used in investing activities. Net cash used in the Company’s discontinued Sponge operations for the year ended December 31, 2006 was $239,000, of which $235,000 was used in operations, and $4,000 was used in investing activities. The negative cashflow from operations of the discontinued Mobot and Sponge businesses ceased upon the sale of these business units in the fourth quarter of 2006.

As of December 31, 2006, NeoMedia has a working capital deficiency of $81,167,000, of which $25,819,000 relates to the fair value of derivative financial instruments. NeoMedia intends to fund its working capital deficiency as described in “Sources of Cash and Projected Cash Requirements”.

Significant Liquidity Events

Agreement to Sell 12Snap - March 2007

On March 20, 2007, NeoMedia reached an agreement with Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer will buy from NeoMedia 90% of the shares of 12Snap, subject to the following material terms and conditions:

•	$1,100,000 will be paid in cash at Closing, and $500,000 will be placed into escrow and released to NeoMedia 90 days after Closing, assuming no warranty claims;

•	Buyer will forgive purchase price obligation in the amount of $880,000, such obligation resulting from the sale and purchase agreement between NeoMedia and the former shareholders of 12Snap

•	12Snap management will waive their purchase price obligations in the amount of $880,000, and return to NeoMedia 2,525,818 shares of NeoMedia common stock issued previously;

•	Buyer will return to NeoMedia 2,525,818 NeoMedia shares issued previously;

•
NeoMedia will retain a 10% ownership of 12Snap, subject to an option agreement pursuant to which NeoMedia has the right to sell and Buyer has the right to acquire the remaining 10% stake held by NeoMedia for a purchase price of $750,000 after December 31;

•
12snap and NeoMedia will execute a cooperation agreement pursuant to which 12snap will remain NeoMedia preferred partner and enjoy most favored prices, and 12snap will perform certain research and development functions for NeoMedia; and

•	The transaction is subject to completion of a material definitive agreement

$7.5 Million Convertible Debenture - March 2007

NeoMedia entered into a Securities Purchase Agreement, dated March 27, 2007, with Cornell Capital Partners. Pursuant to the March Debenture Agreement, Cornell Capital Partners agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7,459,000. The March Debenture Agreement also provided for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase 125,000,000 shares of NeoMedia common stock at an exercise price of $0.04 per share. In connection with the March Debenture Agreement, NeoMedia also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receiving a written notice from the purchasers requesting filing, (ii) achieve effectiveness within 120 days of receiving a notice to file the registration statement and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month. The debentures are secured by substantially all of the Company’s assets.

At any time from the closing date until December 29, 2008, the Purchasers have the right to convert the convertible debenture into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, as follows: $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

In connection with the March Debenture Agreement, NeoMedia applied $1,312,000 of the gross proceeds toward payment of liquidated damages accrued on previous convertible instruments payable to the purchaser, and $366,000 toward accrued interest on previous convertible debentures. Cornell also retained fees of $781,000, resulting in net proceeds to the Company of $5,000,000.

12Snap and Gavitec Purchase Price Obligation

As of December 31, 2006, NeoMedia had recorded liabilities of $16,233,000 and $5,194,000 relating to purchase price guarantee obligations associated with its acquisitions of 12Snap and Gavitec, respectively. Pursuant to the terms of each acquisition, in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. The shares became saleable during the first quarter of 2007. AS of December 31, 2006, these liabilities were imminent and incurred beyond a reasonable doubt. As a result, NeoMedia accrued the amount payable under these obligations of $16,233,000 to 12Snap shareholders and $5,194,000 to Gavitec shareholders.

NeoMedia and the former Gavitec shareholders agreed that the entire purchase price obligation shall be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007, and (ii) 61,000,000 shares of NeoMedia common stock, to be issued no later than February 28, 2007. The Amendment Agreement stipulates that, in the event that the 61,000,000 shares are not registered for resale by August 31, 2007, interest shall accrue at a rate of 8% per annum on the agreed value of the shares of $1,900,000. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $213,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007 (subsequently extended to March 31, 2007). NeoMedia made payments of $2,113,000 during March 2007 in satisfaction of the obligation.

During the first quarter of 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of $9,427,000 of the 12Snap purchase price guarantee amount. The remaining balance on the purchase price obligation after this payment was $6,806,000. The Company is currently negotiating payment terms for the balance of the obligation.

Silent Partners

Prior to the acquisition of 12Snap by NeoMedia, 12Snap entered into silent partnership debt arrangements with principal and interest totaling $4.8 million. The partnership agreements were scheduled to terminate on December 31, 2008 and 2009. However, due to the acquisition of all shares of 12Snap by NeoMedia, an early termination was agreed on for the silent partnership agreements. Those silent partnerships terminated as of February 28, 2006 with the acquisition of 12Snap by NeoMedia. NeoMedia made payments toward the outstanding principal of $2.1 million and $0.6 million during March 2006 and December 2006, respectively. The balance as of December 31, 2006 relating to silent partners was $2.1 million. NeoMedia made additional payments of $1.0 million during February 2007. The remaining balance of approximately $1.1 million is due on or before March 31, 2007, which has not been paid as of the date of this filing.

China Order

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of Micro Paint Repair products to Automart for which payment has not been received. The accounts receivable related to this transaction have been fully reserved. Recognition of revenue on this transaction has been deferred since this is a new customer in a new territory. If and when payment is made, NeoMedia expects to recognize revenue for these shipments, and would also receive a material cash infusion. In the absence of payment, NeoMedia would not recognize revenue related to these products and would not recoup its cost of goods sold which have already been paid. If not collected, these assets could be sold in connection with the proposed sale of the NMPR business unit.

Sources of Cash and Projected Cash Requirements

NeoMedia intends to fund its growth and working capital deficiencies from the following sources during 2007 and beyond:

$7.5 million convertible debenture - March 2007. On March 27, 2007, the Company sold convertible debentures with a face value of $7.5 million to Cornell Capital Partners. Net proceeds to the Company were $5 million. The Company expects to use the funds to bridge to the sale of its non-core business units, and to the extent applicable, to pay outstanding liabilities associated with its acquisitions.

Sale of non-core business units. During August 2006, NeoMedia announced its intent to sell its Micro Paint Repair business unit. Additionally, during January 2007, the Company decided to sell wholly-owned subsidiaries 12Snap and NeoMedia Telecom Services. Any cash proceeds realized from the sale of these non-core business units will be used to fund the operations of NeoMedia’s core code reading business, consisting of qode®, Gavitec, and the related intellectual property. Pursuant to the terms of the latest convertible debenture financing completed in March 2007, NeoMedia is obligated to contribute a minimum of 50% of the proceeds from the sale of any of its non-core assets toward repayment of the March 2007 convertible debenture.

Exercise of options and warrants. On of the Company’s shareholders, Cornell Capital Partners, currently holds warrants to purchase up to 427,000,000 shares of Company common stock at exercise prices between $0.04 and $0.06 per share. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Cornell Capital Partners contain a provision that, if NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of: the Investor Registration Rights Agreement entered into on February 17, 2006, in connection with the Series C convertible preferred stock, which called for a registration statement containing the shares underlying the secured convertible debentures to be filed by June 1, 2006; and the Investor Registration Rights Agreement entered into on August 24, 2006 in connection with the secured convertible debentures, which called for the shares underlying the secured convertible debentures to be registered by November 22, 2006. Such a default of the Investor Registration Rights Agreements constitutes an event of default under the warrant agreements. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis 250,000,000 of the warrants they hold, and NeoMedia may not receive any cash proceeds from such exercises.

In addition, certain outstanding employee stock options are in-the-money and could be exercised at the holders’ discretion from time to time. As of December 31, 2006, NeoMedia had 105,822,455 outstanding employee stock options, of which 26,169,444 were in-the-money based on the closing price on December 31, 2006 of $0.053 per share. Total potential proceeds from exercise of all in-the-money options are $1,125,000. On February 1, 2007, NeoMedia instituted a stock option repricing plan as a retention tool to align its employees with the new vision of NeoMedia. Under the Plan, NeoMedia repriced 50,178,750 stock options held by current employees, contractors, and directors as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that are scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon grant and 25% on each subsequent anniversary date. NeoMedia expects that additional funds could be realized upon exercise of such repriced options.

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

NeoMedia’s reliance on Cornell Capital Partners as its primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreements between NeoMedia and Cornell signed in connection with the convertible debenture sales, without Cornell’s consent NeoMedia cannot (i) issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of its assets of, or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between NeoMedia and Cornell signed in connection with the convertible debentures, Cornell has a security interest in all of NeoMedia’s assets. Such covenants could severely harm NeoMedia’s ability to raise additional funds from sources other than Cornell, and would likely result in a higher cost of capital in the event funding were secured.

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

NeoMedia has incurred both cash and non-cash costs associated with the financing arrangements with Cornell Capital Partners, as follows:

•
In connection with the $7.5 million convertible debenture in March 2007, NeoMedia issued 125,000,000 warrants to Cornell with an exercise price of $0.04 per share. NeoMedia also paid cash fees of $781,000 from the proceeds.

•
In connection with the $2.5 million convertible debenture in December 2006, NeoMedia issued 42,000,000 warrants to Cornell with an exercise price of $0.04 per share, and repriced an additional 210,000,000 warrants held by Cornell Capital Partners that had been issued in connection with previous financings. NeoMedia also paid cash fees of $270,000 from the proceeds.

•
In connection with the $5 million convertible debenture in August 2006, NeoMedia issued 175,000,000 warrants to Cornell with exercise prices between $0.05 and $0.25 (which were subsequently repriced in December 2006), and repriced 85,000,000 warrants that had been issued in connection with a previous financing (which were subsequently further repriced in December 2006).

•
In connection with the $27 million Series C convertible preferred stock sale in February 2006, NeoMedia incurred the following costs: (i) Cornell held back a $2,700,000 cash fee from the proceeds of the sale, (ii) NeoMedia issued 75 million warrants to Cornell with exercise prices between $0.35 and $0.50, which were subsequently repriced, and (iii) NeoMedia issued 2,000,000 warrants with an exercise price of $0.328 to another party for structuring and consulting fees associated with the sale.

•
In connection with the 2005 SEDA in March 2005, NeoMedia incurred the following costs: (i) NeoMedia issued 75,000,000 warrants to Cornell with an exercise price of $0.20, 10,000,000 of which were subsequently repriced to $0.04 in connection with the convertible debenture financings in August 2006 and December 2006, and (ii) NeoMedia issued 4,000,000 warrants with an exercise price of $0.227 to another party for structuring and consulting fees associated with the 2005 SEDA. The fair value of these warrants in the amount of $13,256,000 was written off during the year ended December 31, 2006.

NeoMedia’s cash flow used in operations was $10 million (net of cash used in operations of discontinued Mobot, Sponge, and Micro Paint Repair business units of $3.6 million) for the year ended December 31, 2006. In the event that (i) NeoMedia is unsuccessful in divesting of its non-core business units in a timely fashion, (ii) NeoMedia’s stock price does not increase to levels where it can force exercise of enough of its outstanding warrants to generate material operating capital, (iii) the market for NeoMedia’s stock will not support the sale of shares underlying such warrants or other funding sources, or (iv) NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia’s business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan, and could be forced to sell certain of its assets, including its subsidiaries.

Contractual Obligations

NeoMedia is party to various commitments and contingencies, such as:

•	NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases

•	NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities

•	NeoMedia is party to various consulting agreements that carry payment obligations into future years.

•	NeoMedia issued Series C convertible preferred shares with face value of $22,000,000 and convertible debentures with a face value of $14.5 million that are subject to conversion at future dates

•	NeoMedia holds notes payable to certain vendors and silent partners of an acquired subsidiary that mature at various dates in the future.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(US dollars in thousands)
						Series C
		Vendor &		Subsidiary		Convertible
	Operating	Consulting	Notes	Acquisition	Convertible	Preferred
	Leases	Agreements	Payable	Commitments	Debentures	Stock	Total

2007	$693	$1,069	$2,155	$22,367	$7,500	25,514	$59,299
2008	399	124	—	—	—	—	522
2009	85	—	—	—	—	—	85
2010	15	—	—	—	—	—	15
2011	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—
Total	$1,192	$1,193	$2,155	$22,367	$7,500	$25,514	$59,921

On June 15, 2006, the Company issued 3,721,698 shares of its common stock a an initial payment against debt and accrued interest owed to Wayside Solutions, Inc. (“Wayside”), a corporation that had provided financing to BSD prior to the acquisition of to BSD by the Company. Prior to the acquisition, the Company reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The shares contain a make whole provision that calls for additional shares to be issued in the event the value of the original shares at the time of registration is less than the value at the time they were issued.

As of December 31, 2006, NeoMedia had recorded liabilities of $16,233,000 and $5,194,000 relating to purchase price guarantee obligations associated with its acquisitions of 12Snap and Gavitec, respectively. Pursuant to the terms of each acquisition, in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. The shares became saleable during the first quarter of 2007, triggering the liability.

NeoMedia and the former Gavitec shareholders agreed that the entire purchase price obligation shall be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007, and (ii) 61,000,000 shares of NeoMedia common stock, to be issued no later than February 28, 2007. The Amendment Agreement stipulates that, in the event that the 61,000,000 shares are not registered for resale by August 31, 2007, interest shall accrue at a rate of 8% per annum on the agreed value of the shares of $1,900,000. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $213,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007 (subsequently extended to March 31, 2007). NeoMedia made payments of $2,113,000 during March 2007 in satisfaction of the obligation.

During the first quarter of 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of $9,427,000 of the 12Snap purchase price guarantee amount. The remaining balance on the purchase price obligation after this payment was $6,806,000. The Company is currently negotiating payment terms for the balance of the obligation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the years ended December 31, 2006, 2005, and 2004 was $67,438,000, $9,147,000, and $7,230,000, respectively. Net cash used for operations was $9,958,000, $4,883,000, and $3,937,000. NeoMedia also has an accumulated deficit of $159,962,000 and a working capital deficit of $81,167,000 as of December 31, 2006.

During January 2007, the Company made a strategic decision to sell its 12Snap and Telecom Services businesses. During the year ended December 31, 2006, revenues from these businesses accounted for 91% of NeoMedia’s consolidated revenues. In the event that the Company is successful in selling these businesses, revenue, gross margin, and operating expenses would decline materially relative to 2006.

NeoMedia has the following material liquidity events:

•
As of December 31, 2006, NeoMedia had recorded liabilities of $16,233,000 and $5,194,000 relating to purchase price guarantee obligations associated with its acquisitions of 12Snap and Gavitec, respectively.

•
During the first quarter of 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of $9,427,000 of the 12Snap purchase price guarantee amount. The remaining balance on the purchase price obligation after this payment was $6,806,000. The Company is currently negotiating payment terms for the balance of the obligation.

•
Prior to the acquisition of 12Snap by NeoMedia, 12Snap entered into silent partnership debt arrangements with principal borrowing amounts totaling $4.2 million (EUR 3.5 million). The partnership agreements were scheduled to terminate on December 31, 2008 and 2009. However, due to the acquisition of all shares of 12Snap by NeoMedia, an early termination was agreed on for the silent partnership agreements. Those silent partnerships terminated as of February 28, 2006 with the acquisition of 12Snap by NeoMedia. NeoMedia made payments toward the outstanding principal of $2.1 million and $0.6 million during March 2006 and December 2006, respectively. The balance as of December 31, 2006 relating to silent partners was $2.1 million. NeoMedia made additional payments of $1.0 million during February 2007. The remaining balance of $1.1 million is due on or before March 31, 2007, which has not been paid as of the date of this filing.

•
During January 2007, NeoMedia and the former Gavitec shareholders agreed that the entire purchase price obligation would be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007(subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock, to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $213,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007 (subsequently extended to March 31, 2007). NeoMedia made payments of $2,113,000 during March 2007 in satisfaction of the obligation.

The items discussed above raise substantial doubts about the Company’s ability to continue as a going concern.

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

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of its marketable assets. Management’s plan is to secure adequate funding to bridge the commercialization of its core code-reading business.

NeoMedia plans to attempt to address its working capital deficiency by completing the proposed sales of the 12Snap, Micro Paint Repair, and NeoMedia Telecom business units, and continuing to reduce its workforce and overhead expenses in non-critical areas. In addition, NeoMedia will attempt to generate additional revenue and profit from the launch of its core code-reading products and the value optimization of its patent portfolio.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about NeoMedia’s market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Interest Rate Risk.  NeoMedia’s exposure to interest rate risk from changes in market interest rates relates primarily to its cash balances. As of December 31, 2006, NeoMedia had cash balances of $3,606,000, which were held in a money market account with returns based on market interest rates. NeoMedia does not hold derivative financial instruments or equity investments in its investment portfolio. Due in part to these factors, NeoMedia’s future interest income may be adversely impacted due to changes in interest rates. The level of exposure correlated directly to NeoMedia’s cash balances. In the event NeoMedia is successful in raising additional capital, selling its non-core business units, and generating profits from its core code-reading business, the Company expects to have additional cash balances to invest in a wider array of short-and long-term securities and other investments. There have been no material changes in NeoMedia’s investment methodology regarding its cash equivalents and short-term investments during the year ended December 31, 2006. Based on NeoMedia’s cash and cash equivalent at December 31, 2006, a hypothetical 10% increase/decrease in interest rates would increase/decrease NeoMedia’s annual interest income and cash flows by approximately $36,000.

Investment Risk.  As of December 31, 2006, NeoMedia had investments in the following privately held companies for business and strategic purposes: Sponge Ltd., Mobot, Inc., and Intactis Software, Inc. NeoMedia also owns common shares and notes receivable of Pickups Plus, Inc., a publicly held company. NeoMedia’s investments in common stock of publicly traded companies are accounted for as available-for-sale, carried at current market value and are classified as long-term as they are strategic in nature. NeoMedia periodically evaluates whether any declines in fair value of NeoMedia’s investments are other-than-temporary based on a review of qualitative and quantitative factors. For investments with publicly quoted market prices, these factors include the time period and extent by which its accounting basis exceeds its quoted market price. NeoMedia considers additional factors to determine whether declines in fair value are other-than-temporary, such as the investee’s financial condition, results of operations, and operating trends. The evaluation also considers publicly available information regarding the investee companies. For investments in private companies with no quoted market price, NeoMedia considers similar qualitative and quantitative factors as well as the implied value from any recent rounds of financing completed by the investee. Based upon an evaluation of the facts and circumstances during 2006, NeoMedia determined that an other-than-temporary decline in fair value had occurred in its notes receivable from Pickups Plus, resulting in an impairment charge of $379,000 to reflect changes in the fair value. Based upon an evaluation of the facts and circumstances during 2005, NeoMedia determined that an other-than-temporary decline in fair value had occurred with respect to its investments in Secure Source Technologies and Intactis Software, resulting in impairment charges of $1,115,000 to reflect changes in the fair values. Based upon an evaluation of the facts and circumstances during 2004, NeoMedia determined that no other-than-temporary declines in fair value had occurred.

Foreign Currency Risk.  NeoMedia conducts business internationally in several currencies, and as such, is exposed to adverse movements in foreign currency exchange rates.

NeoMedia’s exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. NeoMedia does not hedge or use of foreign currency forward contracts to manage its foreign currency risks. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on the Company’s financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on NeoMedia’s financial results for the years ended December 31, 2006, 2005, and 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements to this Form 10-K are attached commencing on page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and other comprehensive loss, and cash flows for the years ended December 31, 2006, 2005 and 2004. Our audits also included the consolidated financial statement schedule listed in the index at Item 15(a)(ii). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMedia Technologies, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses, negative cash flows from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NeoMedia Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
April 2, 2007

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,606	$1,704
Trade accounts receivable, net of allowance for doubtful accounts of $146 and $14, respectively	3,606	130
Other Receivables	550	---
Inventories, net of allowance for obsolete and slow-moving inventory of $53 and $0 respectively.	80	2
Investment in marketable securities	57	104
Prepaid expenses and other current assets	521	121
Assets held for sale	3,072	4,058
Total current assets	11,492	6,119

Leasehold improvements and property and equipment, net	439	110
Goodwill	7,882	---
Customer contracts, net	1,416	---
Proprietary software, net	8,110	---
Brand name,net	1,467	---
Copyrighted materials,net	192	---
Patents and other Intangible assets, net	2,839	3,274
Cash surrender value of life insurance policy	863	769
Loan to Mobot	---	1,500
Other long-term assets	3,425	639
Total assets	$38,125	$12,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,936	$2,275
Liabilities held for sale	407	669
Taxes payable	1,042	85
Accrued expenses	4,406	1,833
Deferred revenues and customer prepayments	2,563	307
Notes payable	2,196	3,015
Accrued purchase price guarantee	21,427	---
Derivative financial instruments	25,819	---
Deferred tax liability	706	---
Debentures payable	7,500	---
Series C convertible preferred stock, $0.01 par value, 25,000,000 shares authorized,
22,000 shares issued, 21,622 shares outstanding, liquidation value of $21,657.	21,657	---
Total liabilities	92,659	8,184
Commitments and contingencies (Note 13)

Shareholders’ equity (deficit):
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 639,233,173 and
475,387,910 shares issued and 637,591,747 and 467,601,717 outstanding, respectively	6,376	4,676
Additional paid-in capital	100,541	106,287
Deferred equity financing costs	---	(13,256)
Accumulated deficit	(159,962)	(92,524)
Accumulated other comprehensive loss	(710)	(177)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ equity (deficit)	(54,534)	4,227
Total liabilities and shareholders’ equity (deficit)	$38,125	$12,411

The accompanying notes form an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
and Comprehensive Loss
(In Thousands, Except Share and per Share Data)

	Years Ended December 31,
	2006	2005	2004

Net sales	$10,309	$877	$973
Cost of sales	3,863	583	926
Gross profit	6,446	294	47

Sales and marketing expenses	10,239	2,592	1,170
General and administrative expenses	12,125	3,020	2,137
Research and development costs	3,522	592	463
Impairment charge	18,706	1,115	—
Loss from operations	(38,146)	(7,025)	(3,723)

Gain (loss) on extinguishment of debt	(1,879)	172	140
Amortization of debt discount	—	—	(2,500)
Interest income (expense), net	(10,182)	(293)	(189)
Write-off of deferred equity financing costs	(13,256)	—	—
Gain on sale of marketable securities	1,103	—	—
Gain from change in fair value of derivative financial instruments	13,645	—	—
Repricing of warrants related to financing transactions	(3,537)	—	—

LOSS FROM CONTINUING OPERATIONS	(52,252)	(7,146)	(6,272)

DISCONTINUED OPERATIONS (Note 4)
Loss from discontinued operations	(5,768)	(2,001)	(958)
Loss on disposal of Sponge and Mobot subsidiaries	(9,418)	—	—
LOSS FROM DISCONTINUED OPERATIONS	(15,186)	(2,001)	(958)

NET LOSS	(67,438)	(9,147)	(7,230)

Accretion of dividends on convertible preferred stock	(20,324)	—	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(87,762)	(9,147)	(7,230)

Comprehensive Loss:
Net loss	(67,438)	(9,147)	(7,230)
Other comprehensive loss:
Unrealized loss on marketable securities	(247)	(146)	0
Foreign currency translation adjustment	(286)	29	(60)

COMPREHENSIVE LOSS	($67,971)	($9,264)	($7,290)

Loss per share from continuing operations–basic and diluted	($0.09)	($0.02)	($0.02)
Loss per share from discontinued operations–basic and diluted	($0.02)	($0.00)	($0.00)
Net loss per share–basic and diluted	($0.11)	($0.02)	($0.02)
Loss per share attributable to common shareholders – basic and diluted	($0.14)	($0.02)	($0.02)

Weighted average number of common shares–basic and diluted	613,560,070	451,857,851	329,362,127
The accompanying notes form an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	($52,252)	($7,146)	($6,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note payable	—	—	2,500
Depreciation and amortization	2,338	458	496
Impairment charge	18,706	1,115	—
Loss on early extinguishment of debt	1,858	—	—
Change in fair value from revaluation of warrants and embedded conversion features	(10,108)	—	—
Write-off of deferred equity financing costs	13,526	—	—
Stock-based compensation expense	7,250	703	700
Interest expense related to convertible debt	7,558	—	3
Increase in value of life insurance policies	(94)	(42)	(1)
Gain on sale of marketable securities	(1,103)	—	—

Changes in operating assets and liabilities	—	—	—
Trade accounts receivable	388	28	(1)
Inventories	28	—	1
Prepaid expenses and other current assets	(104)	197	62
Accounts payable, amounts due under settlement agreements, and accrued liabilities	370	(125)	(1,288)
Deferred revenue and prepaid customer agreements	1,681	(71)	(137)
Net cash used in operating activities	(9,958)	(4,883)	(3,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire CSI International, Inc. (2004), Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG (2006), net of cash acquired at acquisition and relinquished upon sale	(12,335)	—	(2,390)
Acquisition of property and equipment	(318)	(75)	(109)
Acquisition of patents and other intangible assets	(192)	(1,759)	(141)
Investments	—	(500)	(1,000)
Proceeds from sale of marketable securities	1,574	—	—
Advances to discontinued subsidiaries Micro Paint, Sponge, and Mobot	(3,162)	(2,341)	(903)
Acquisition related costs	(164)	(168)	—
Amounts issued under notes receivable	(500)	(1,500)	—
Net cash used in investing activities	(15,097)	(6,343)	(4,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under notes payable and convertible debt instrument, net of fees of $270 in 2006, $94 in 2005, and $705 in 2004	7,230	9,932	9,085
Repayments on notes payable and convertible debt instrument	(2,674)	(8,121)	(8,653)
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006, $115 in 2005, and $620 in 2004	210	8,572	7,906
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	14,066	—	—
Net proceeds from exercise of stock options and warrants	8,444	923	2,687
Cash commitment fee for $100 million Standby Equity Distribution Agreement	—	(1,000)	—
Net cash provided by financing activities	27,276	10,306	11,025

EFFECT OF EXCHANGE RATE CHANGES ON CASH FOR CONTINUING OPERATIONS	(319)	18	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	1,902	(902)	2,545

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,704	2,606	61

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,606	$1,704	$2,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$68	$47	$111
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	(247)	—	—
Prepaid acquisition costs applied to purchase price	168	—	—
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C Convertible Preferred Stock	594	—	—
Carrying value of promissory note and accrued interest paid in exchange for Series C Convertible Preferred Stock	(3,208)	—	—
Fair value of shares issued to acquire CSI International, Inc. (2004), Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc. (2006)	46,965	—	695
Change in net assets resulting from acquisitions of CSI International, Inc. (2004), Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc. (2006)	62,240	—	3,090
Accretion of dividends on Series C Convertible Preferred Stock	20,324	—	—
Fair value of outstanding warrants reclassified to liabilities	13,884	—	—
Portion exercise of warrants accounted for as derivatives	3,790	—	—
Initial fair value of Series C Convertible Preferred Stock (host instrument only)	4,908	—	—
Deferred stock-based financing costs associated with Series C Convertible Preferred Stock	3,198	—	—
Difference between net proceeds and recorded fair value of Series C Convertible Preferred Stock	4,041	—	—
Advance receivable from Mobot, Inc. forgiven upon acquisition	1,500	—	—
Series C Convertible Preferred Stock converted to common stock	507	—	—
Accrual of purchase price guarantee provisions associated with acquisitions of 12Snap, Gavitec, Sponge, and Mobot	21,427	—	—
Gain (loss) on extinguishment of debt paid in common stock	—	172	140
Fair value of stock issued for services and deferred to future periods	—	239	653
Direct costs associated with Standby Equity Distribution Agreement and Equity Line of Credit	—	1,204	2,216
Fair value of warrants issued as fees related to the $100 million Standby Equity Distribution Agreement	—	—	—
Fair value of shares issued to satisfy liabilities	—	—	222

The accompanying notes form an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock			Deferred	Deferred	Accumulated
			Additional	Stock	Equity	Other				Total
			Paid-in	Compens-	Financing	Comprehensive	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	ation	Costs	Loss	Deficit	Shares	Amount	Equity
Balance, December 31, 2003	243,991,257	$2,440	$71,565	($282)	—	$0	($76,147)	201,230	($779)	($3,203)
Shares issued to Cornell Capital Partners under ELOC and SEDA	112,743,417	1,127	6,864	—	—	—	—	—	—	7,991
Exercise of stock options	12,860,616	129	43	—	—	—	—	—	—	172
Exercise of stock warrants	51,510,000	515	2,000	—	—	—	—	—	—	2,515
Fair value stock, options, & warrants issued for professional services rendered	2,013,375	20	785	—	—	—	—	—	—	805
Stock issued to pay past due liabilities	2,406,388	24	242	—	—	—	—	—	—	266
Stock issued in connection with acquisition of CSI International	7,000,000	70	625	—	—	—	—	—	—	695
Expense associated with option repricing	—	—	104	—	—	—	—	—	—	104
Fair value of warrants issued with debt	—	—	2,500	—	—	—	—	—	—	2,500
Change in Deferred Stock Compensation	—	—	—	(163)	—	—	—	—	—	(163)
Comprehensive loss - foreign currency translation adjustment	—	—	—	—	—	(60)	—	—	—	(60)
Net Loss	—	—	—	—	—	—	(7,230)	—	—	(7,230)
Balance, December 31, 2004	432,525,053	$4,325	$84,728	(445)	—	($60)	($83,377)	201,230	($779)	$4,392
Shares issued to Cornell Capital Partners under SEDA	26,435,512	264	8,177	—	—	—	—	—	—	8,441
Deferred financing cost associated with $100 million SEDA	44,723	—	12,256		(13,256)	—	—	—	—	(1,000)
Exercise of stock options	7,953,650	80	837	—	—	—	—	—	—	917
Exercise of stock warrants	50,000	1	5	—	—	—	—	—	—	6
Fair value stock, options, & warrants issued for professional services rendered	592,779	6	453			—	—	—	—	459
Change in Deferred Stock Compensation	—	—	—	276	—	—	—	—	—	276
Comprehensive loss - foreign currency translation adjustment	—	—	—	—	—	29	—	—	—	29
Comprehensive loss - unrealized loss on marketable securities	—	—	—	—	—	(146)	—	—	—	(146)
Net Loss	—	—	—	—	—	—	(9,147)	—	—	(9,147)
Balance, December 31, 2005	467,601,717	$4,676	$106,456	($169)	($13,256)	($177)	($92,524)	201,230	($779)	$4,227
Shares issued to Cornell Capital Partners under SEDA	751,880	8	201	—	—	—	—	—	—	209
Shares issued to Cornell Capital Partners upon conversion of Series C convertible preferred stock	6,631,579	66	441							507
Exercise of stock options	2,930,975	29	325	—	—	—	—	—	—	354
Exercise of warrants	49,000,000	490	7,600	—	—	—	—	—	—	8,090
Issuance of shares for services	18,431,522	184	6,851	—	—	—	—	—	—	7,035
Fair value of shares issued to settle liabilities	5,233,791	53	1,155	—	—	—	—	—	—	1,208
Fair value of shares issued to acquire Mobot, Inc., Gavitec AG, 12Snap AG, Sponge Ltd., and BSD Software, Inc. (see note 3)	120,107,418	1,201	45,764	—	—	—	—	—	—	46,965
Reduction of value of original consideration shares for value of make whole provision	—	—	(35,848)	—	—	—	—	—	—	(35,848)
Fair value of shares returned to the Company in connection with sale of Sponge	(33,097,135)	(331)	(1,986)	—	—	—	—	—	—	(2,317)
Fair value of outstanding warrants reclassified to liabilities	—	—	(10,094)	—	—	—	—	—	—	(10,094)
Accrual of dividends on Series C Convertible Preferred Stock	—	—	(20,324)	—	—	—	—	—	—	(20,324)
Change in Deferred Stock Compensation	—	—	—	169	—	—	—	—	—	169
Write off of deferred financing cost associated with $100 million SEDA	—	—	—	—	13,256	—	—	—	—	13,256
Comprehensive loss - foreign currency translation adjustment	—	—	—	—	—	(286)	—	—	—	(286)
Comprehensive loss - unrealized loss on marketable securities	—	—	—	—	—	(247)	—	—	—	(247)
Net Loss	—	—	—	—	—	—	(67,438)	—	—	(67,438)
Balance, December 31, 2006	637,591,747	$6,376	$100,541	$—	$—	($710)	($159,962)	201,230	($779)	($54,534)

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the years ended December 31, 2006, 2005, and 2004 was $67,438,000, $9,147,000, and $7,230,000, respectively. Net cash used for operations was $9,958,000, $4,883,000, and $3,937,000. NeoMedia also has an accumulated deficit of $159,962,000 and a working capital deficit of $81,167,000 as of December 31, 2006.

During January 2007, the Company made a strategic decision to sell its 12Snap and Telecom Services businesses. During the year ended December 31, 2006, revenues from these businesses accounted for 91% of NeoMedia’s consolidated revenues. In the event that the Company is successful in selling these businesses, revenue, gross margin, and operating expenses would decline materially relative to 2006.

NeoMedia has the following material liquidity events:

•
As of December 31, 2006, NeoMedia had recorded liabilities of $16,233,000 and $5,194,000 relating to purchase price guarantee obligations associated with its acquisitions of 12Snap and Gavitec, respectively.

•
During the first quarter of 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of $9,427,000 of the 12Snap purchase price guarantee amount. The remaining balance on the purchase price obligation after this payment was $6,806,000. The Company is currently negotiating payment terms for the balance of the obligation.

•
Prior to the acquisition of 12Snap by NeoMedia, 12Snap entered into silent partnership debt arrangements with principal borrowing amounts totaling $4.2 million (EUR 3.5 million). The partnership agreements were scheduled to terminate on December 31, 2008 and 2009. However, due to the acquisition of all shares of 12Snap by NeoMedia, an early termination was agreed on for the silent partnership agreements. Those silent partnerships terminated as of February 28, 2006 with the acquisition of 12Snap by NeoMedia. NeoMedia made payments toward the outstanding principal of $2.1 million and $0.6 million during March 2006 and December 2006, respectively. The balance as of December 31, 2006 relating to silent partners was $2.1 million. NeoMedia made additional payments of $1.0 million during February 2007. The remaining balance of $1.1 million is due on or before March 31, 2007, which has not been paid as of the date of this filing.

•
During January 2007, NeoMedia and the former Gavitec shareholders agreed that the entire purchase price obligation would be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007(subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock, to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $213,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007 (subsequently extended to March 31, 2007). NeoMedia made payments of $2,113,000 during March 2007 in satisfaction of the obligation.

The items discussed above raise substantial doubts about the Company’s ability to continue as a going concern.

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

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of its marketable assets. Management’s plan is to secure adequate funding to bridge the commercialization of its core code-reading business.

NeoMedia plans to attempt to address its working capital deficiency by completing the proposed sales of the 12Snap, Micro Paint Repair, and NeoMedia Telecom business units, and continuing to reduce its workforce and overhead expenses in non-critical areas. In addition, NeoMedia will attempt to generate additional revenue and profit from the launch of its core code-reading products and the value optimization of its patent portfolio.

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

Nature of Business Operations

Prior to 2006, NeoMedia was structured and evaluated by its Board of Directors and management as three distinct business units: NeoMedia Internet Switching Software (NISS), NeoMedia Micro Paint Repair (NMPR), and NeoMedia Consulting and Integration Services (NCIS).

During the first quarter of 2006, NeoMedia acquired new subsidiaries 12Snap AG (“12Snap”) of Munich, Sponge Ltd. (“Sponge”) of London, Gavitec AG of Aachen, Germany (“Gavitec”), Mobot, Inc. (“Mobot”) of Lexington, Massachusetts, and BSD Software, Inc. of Calgary, Canada (“BSD”), and wound down its NCIS business unit. As a result, during the year ended December 31, 2006, NeoMedia reorganized and operated under the following three business units:

• NeoMedia Mobile (NMM) - encompassing NeoMedia’s physical-world-to-internet and mobile marketing technologies and products;

• NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of Triton Global Business Services, the operating subsidiary of BSD, acquired in March 2006; and

• NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia.

During August 2006, NeoMedia announced that it was selling its NMPR business. During the fourth quarter of 2006, NeoMedia divested of its Mobot and Sponge subsidiaries. During January 2007, NeoMedia made the strategic decision with respect to its corporate structure in 2007 and beyond, deciding to shed its remaining non-core 12Snap and NTS business units to focus on the area that management believes will deliver the most value - the core code-reading business.

As a result of the divestitures of Mobot and Sponge, and the proposed divestitures of NMPR, 12Snap, and NeoMedia Telecom Services, beginning in the first quarter of 2007 NeoMedia expects to evaluate its business as one consolidated business, focusing on its core code-reading business and related intellectual property.

For purpose of these financial statements, NeoMedia Micro Paint Repair, Sponge, and Mobot are considered discontinued operations as of December 31, 2006 and for the years ended December 31, 2006, 2005, and 2004. Because NeoMedia Micro Paint Repair, Sponge, and Mobot (i) engage in business activities that earn revenues and incur expenses, (ii) have operating results that are regularly reviewed by decision makers for the purposes of allocating resources to the segment, and (iii) have separate discreet financial information, they qualified as separate operating business units.

NeoMedia Telecom Services and 12Snap are not deemed to be discontinued as of December 31, 2006, and are included in the consolidated continuing operations of NeoMedia, since the accounting criteria for such presentation had not been met as of December 31, 2006.

NeoMedia is a pioneer in mobile enterprise and marketing technology, bridging the physical and electronic world with innovative direct-to-mobile-Web technology solutions. NeoMedia’s flagship qode® service links users to the wireless, electronic world. NeoMedia is headquartered in Fort Myers, Florida, with an office in Aachen, Germany. The qode® suite of easy-to-use, market-driven products and applications is based on a strong foundation of patented technology, comprising the qode® (www.qode.com) platform, qode® reader and qode® window, all of which provide One Click to Content™ connectivity for products, print, packaging and other physical objects to link directly to specific desired content on the mobile Internet.

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

Cash and Cash Equivalents

For the purposes of the consolidated balance sheet and consolidated statements of cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents. The Company maintains bank accounts with balances which, at times, may exceed federally insured limits.  The Company has not experienced any losses on such accounts.  The Company believes it is not exposed to any significant risk on bank deposit accounts. As of December 31, 2006 and 2005, the Company had cash balances of $3,606,000 and $1,704,000 which were not insured by the FDIC.

Financial Instruments

The carrying amount of the Company's cash equivalents, accounts receivable, investments in marketable securities, prepaid expenses, other current assets, cash surrender value of life insurance policy, accounts payable and accrued expenses, accrued salaries and benefits, and payables to merchants approximates their estimated fair values due to the short-term maturities of those financial instruments.

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company’s terms of sale provide the basis for when accounts become delinquent or past due. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable.  Receivables are generally charged off and sent to a collections agency after ninety days past due, unless the Company believes that collection is reasonably assured. It is at least reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near-term. At December 31, 2006 and 2005, the allowance for doubtful accounts was $146,000 and $14,000, respectively.

In addition, NeoMedia had accounts receivable relating to its discontinued Micro Paint Repair business valued at $211,000 and $196,000 as of December 31, 2006 and 2005. These amounts are included in “assets held for sale” on the accompanying consolidated balance sheet.
Inventories

Inventories are stated at the lower of cost or market, and at December 31, 2006 and 2005 were comprised of barcode-reading equipment. Cost is determined using the first-in, first-out method. At December 31, 2006 inventory amounted to $80,000, of which $53,000 was reserved for slow-moving machines. There was no inventory reserve as of December 31, 2005.

In addition, NeoMedia held inventory relating to its discontinued Micro Paint Repair business valued at $154,000 and $423,000 as of December 31, 2006 and 2005. These amounts are included in “assets held for sale” on the accompanying consolidated balance sheet.

Leasehold Improvements and Property and Equipment

Leasehold improvements and property and equipment are carried at cost less allowance for accumulated depreciation. Repairs and maintenance are charged to expense as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations. The cost of normal maintenance and repairs is charged to operations as incurred.  Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining life of the asset. The estimated service lives of property and equipment are as follows:

Leasehold improvements	3 years
Furniture and fixtures	7 years
Computer equipment	3 - 5 years

Goodwill

Goodwill consists of the excess of the purchase price paid for 12Snap, Gavitec, and BSD Software over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Other Intangible Assets

Other intangible assets consists of patents, customer contracts, copyrighted material, acquired software products, and brand names, which are amortized straight-line over the expected life of each asset. The estimated service lives of property and equipment are as follows:

Capitalized patents	5 - 17 years
Customer contracts	5 years
Copyrighted materials	5 years
Acquired software products	7 years
Brand names	10 years

Evaluation of Long-Lived Assets

NeoMedia periodically performs impairment tests on each of its intangible assets, which include goodwill, capitalized patent costs, repair chemical formulations and proprietary process, customer base and trademarks, and capitalized and purchased software costs. In doing so, NeoMedia evaluates the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in NeoMedia’s current business plan, and projected cashflow to be derived from the asset.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Where practicable, NeoMedia will obtain an independent valuation of intangible assets, and place reliance on such valuation. Then on an ongoing basis, NeoMedia uses the weighted-average probability method outlined in SFAS 144 to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates NeoMedia has used are consistent with the plans and estimates that NeoMedia uses to manage its business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect NeoMedia’s net operating results.

According to SFAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

•	A significant decrease in the market price of the asset

•	A significant adverse change in the extent or manner in which the asset is being used, or in its physical condition

•	A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator

•	An accumulation of costs significantly in excess of the amount originally expected

•
A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset

•	A current expectation that, more likely than not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

NeoMedia follows the two-step process outlined in SFAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by NeoMedia for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, NeoMedia uses a probability-weighted approach to weigh the likelihood of those possible outcomes. For purposes of discounting cashflows NeoMedia uses a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested.

NeoMedia recognized an impairment charge of $18,327,000 during the year ended December 31, 2006, as a result of writing the carrying value of assets associated with its 12Snap business to their expected realizable value. NeoMedia is currently in the process of selling this business unit. NeoMedia also recognized an other-than-temporary impairment charge to the carrying value of its note receivable from Pickups Plus, Inc., in the amount of $379,000. NeoMedia evaluated its other asset intangible asset groups, consisting primarily of its capitalized patents, and intangible assets associated with its Micro Paint Repair, Gavitec, and Telecom Services businesses, and determined that an impairment was not required as of December 31, 2006.

During the year ended December 31, 2005, NeoMedia recorded an impairment charge in the amount of $335,000 relating to the assets purchased from Secure Source Technologies, Inc. during 2003. The impairment was taken due to the fact that the intangible assets purchased were not generating revenue at the time of the analysis and NeoMedia’s management did not foresee these assets generating revenue in the near term. NeoMedia also recognized an impairment charge after loss from operations during the year ended December 31, 2005 in the amount of $780,000 relating to the investment in iPoint in the amount of $530,000 and the investment in Intactis in the amount of $250,000. The amount of impairment for both iPoint and Intactis was determined by determining the fair value of the assets using the discounted cashflow method. NeoMedia did not recognize any impairment charges during the years ended December 31, 2006 or 2004.

Derivative Financial Instruments

The company utilizes various types of financing to fund its business needs, including convertible preferred stock, convertible debentures, and other instruments indexed to the Company’s own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19 NeoMedia updates the fair value of these derivative components at each reporting period through a charge to income.

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

(2)
Technology service and product revenue, which includes sales of software and technology equipment and service fee is recognized  based on guidance  provided in  SEC Staff  Accounting  Bulletin  (“SAB”) No. 104,  "Revenue  Recognition  in Financial Statements,"  as amended (SAB 104).  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract.  The Company’s recently acquired subsidiaries Mobot (See Note 4), and Gavitec follow this policy. The Company defers revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

(3)
Technology service also includes mobile marketing services (primarily provided by 12Snap) to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s recently acquired subsidiaries 12Snap and Sponge (See Note 4) follow this policy. Telecom revenues from NeoMedia's subsidiary BSD are recognized at the time that calls are accepted by the clearing house for billing to customers on a net basis, based on guidance in EITF 99-19. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been earned. Revenue is then recognized over the service period.

(4)
Revenue is recognized upon completion of training and shipment of products, provided there is VSOE in a multiple element arrangement.  Ongoing product and service revenue is recognized as products are shipped and services performed.  The Company defers revenue related to Micro Paint Repair licensing for which amounts have been invoiced and/or collected and revenue is then recognized over the estimated contract period, which is currently one year. Revenue for licensing and exclusivity on Micro Paint Repair systems is recognized equally over the term of the contract, which is currently one year.  A portion of the initial fee paid by the customer is allocated to licensing, training costs and initial products sold with the system.

Shipping and Handling Costs

Shipping and handling costs are passed through to the Company’s customers, and are recorded as revenue with the associated costs recorded as cost of goods sold.

Research and Development

Costs associated with the planning and designing phase of software development, including coding and testing activities, and related overhead, necessary to establish technological feasibility of the Company’s internally-developed software products, are classified as research and development and expensed as incurred.

Stock Based Compensation

Prior to January 1, 2006, NeoMedia accounted for stock based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123(R)”). No stock-based employee compensation cost was recognized in the statement of operations during the fiscal years ended prior to December 31, 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, NeoMedia adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. Please see Footnote 15 for a comprehensive discussion of stock based compensation.

Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes", income taxes are accounted for using the assets and liabilities approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of December 31, 2006 and 2005.

Translation of Foreign Currency

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

Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2006, 2005, and 2004, the Company reported net loss per share, and as such basic and diluted loss per share were equivalent. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

	December 31, 2006	December 31, 2005	December 31, 2004
Outstanding Stock Options	105,822,455	100,041,721	52,804,121
Outstanding Warrants	316,325,000	71,375,000	18,825,000

Reclassifications

Certain amounts in the 2004 and 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation, most notably, net sales were formerly reported as separate line items “License revenue,” “Resales of software and technology equipment and service fees,” and “Micro Paint Repair Products and Services.” As a result of the winding down of the former NCIS business unit and the pending sale of the NMPR business unit, revenue from continuing operations now consists of license revenue and is being reported under the caption “Net sales.”

In addition, due to the completed divestitures of Mobot and Sponge during 2006, and the pending sale of the Micro Paint Repair business unit, results of operations from these units have been reclassified under the caption “Discontinued Operations” for all periods shown on the accompanying consolidated statement of operations, and assets and liabilities relating to these units are combined into the captions “Assets held for sale” and “Liabilities held for sale,” respectively, on the accompanying consolidated balance sheet. Additionally, the statements of cash flows for the years ended December 31, 2005 and 2004 have been restated to exclude the cash flows of the discontinued Micro Paint Repair business unit.

3. ACQUISITIONS

During the year ended December 31, 2006, NeoMedia completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD. During the same period, NeoMedia also divested of a substantial portion of its ownership in both Mobot and Sponge. Additionally, during January 2007, NeoMedia made the strategic decision to sell the 12Snap and Telecom Services (consisting of the business acquired from BSD) businesses.

Acquisition and Sale of Mobot

On February 9, 2006, NeoMedia and Mobot (based in Lexington, Massachusetts) signed a definitive merger agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in stock, represented by 16,931,493 shares of NeoMedia common stock (2,604,845 of which were held in escrow for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective. In addition to cash and stock, at closing NeoMedia forgave notes payable totaling $1,500,000 due from Mobot. This amount is considered other additional consideration in the purchase price allocation. NeoMedia completed the acquisition of Mobot in an effort to gain entry into the rapidly evolving global mobile marketing industry.

Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock that were issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The merger agreement between NeoMedia and Mobot also contained a provision that, in the event that NeoMedia’s stock price at the time the consideration shares become saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) were less than $0.3839, NeoMedia would be obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares become saleable and $0.3839.

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Mobot acquisition, and direct costs associated with the combination. The final purchase price was allocated as follows:

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

The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful
Intangible asset	life (in years)
Customer contracts and relationships	5
Copyrighted materials	5
Capitalized software platform	7

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by Statement of Financial Accounting Standards No. 142, ”Goodwill and Other Intangible Assets.”

On December 6, 2006, NeoMedia and FMS Group, Inc. (“FMS”), a group consisting of former shareholders of Mobot, completed a transaction pursuant to which NeoMedia divested of its ownership interest in Mobot. The principal reasons for NeoMedia divesting of the Mobot business were: (i) a depressed NeoMedia stock price, which led to a large potential cash obligation stemming from the purchase price obligation clause in the original purchase agreement, (ii) the fact that the purchase price obligation would become due no later than February 17, 2007, and (iii) continued operating losses from the Mobot businesses putting strains on NeoMedia’s working capital.

The material terms of the transaction with FMS were as follows:

●	NeoMedia transferred 100% of its ownership interest in Mobot to FMS, and in return received 16,000 shares (18% ownership) of FMS, which will operate the Mobot business;

●	All obligations under the original merger agreement, including the purchase price guarantee obligation, were terminated;

●	NeoMedia contributed $67,000 cash to FMS at closing, and an additional $200,000 on December 27, 2006;

●
NeoMedia received 16,931 preference shares in FMS that can be redeemed to reacquire the 16,931,493 original consideration shares originally issued to acquire Mobot. Each preference share can be redeemed for 1,000 shares of the NeoMedia common stock at NeoMedia’s discretion within 15 months of the closing of this transaction, for cash in the amount of 40% of the then-current market value of the underlying NeoMedia shares. After 15 months, the preference shares can be redeemed upon a liquidation event of FMS, for either 1,000 shares of NeoMedia common stock each, or for the current cash equivalent of the shares, at FMS’ discretion;

●
NeoMedia entered into a license agreement with Mobot, pursuant to which NeoMedia received a license to use the Mobot image recognition service for barcode-related applications. The license is exclusive in the Americas, Europe and Australia, restricted in Japan, Korea, and Singapore, and non-exclusive in other areas of the world. The exclusivity is subject to NeoMedia meeting certain minimum transaction volume requirements or making minimum cash payments; and

●
NeoMedia entered into a mutual release with each of the former Mobot shareholders in which the parties released each other from the terms of the original Mobot merger agreement, and the former Mobot shareholders consented to the release of the pending legal action against NeoMedia.

Due to NeoMedia’s depressed stock price, the purchase price obligation clause became highly probable beyond a reasonable doubt. NeoMedia’s inability to satisfy the pending obligation was the primary factor for the disposition of Mobot. The value of the purchase price obligation at the time of closing was $5,545,000. Concurrent with the disposition, NeoMedia reduced the fair value of the initial stock consideration by the amount of this contingency. At closing, NeoMedia recorded a loss on the sale of Mobot in the amount of $4,367,000, representing the difference between the fair value of the assets received in the transaction, and the carrying value of the assets at closing as follows:

(Dollars
in Thousands)
Carrying value of asset group at closing
Tangible assets	$518
Intangible assets	10,971
Liabilities	(324)
Purchase price guarantee liability	(5,545)
Net carrying value of asset group	5,620

Fair value of proceeds received
Cash paid	(67)
Cash paid subsequent to closing but before December 31, 2006	(200)
Investment in Mobot common stock	1,926
Investment in Mobot special preference shares (put option)	(406)
Fair value of proceeds received	1,253

Loss on disposal of Mobot	$4,367

The accompanying consolidated statement of operations presented herein for the year ended December 31, 2006, contains the results of operations for Mobot for the period from February 18, 2006, through December 6, 2006. Pro-forma results of operations for the years ended December 31, 2006, 2005, and 2004 are presented at the end of this Note 3.

Acquisition and Sale of Sponge

On February 20, 2006, NeoMedia and Sponge (a London-based company) signed a definitive share purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Sponge in exchange for $6,141,000 cash and £6,550,000 (approximately $13.1 million at the time of the agreement), represented by 33,097,135 shares of NeoMedia common stock (3,400,490 of which were held in escrow for the purpose of securing the indemnification obligations outlined in the purchase agreement). The agreement also called for Sponge to earn an additional £2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earned in excess of £1,300,000 (approximately $2.3 million) in net profits. On February 23, 2006, NeoMedia and Sponge completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.384, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. In the event that NeoMedia’s stock price at the time the consideration shares are saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.384, the purchase agreement called for NeoMedia to compensate Sponge shareholders in cash for the difference between the price at the time the shares become saleable and $0.384. NeoMedia completed the acquisition of Sponge in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Sponge acquisition, and direct costs associated with the combination. The final purchase price was allocated as follows:

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

The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful
Intangible asset	life (in years)
Customer contracts and relationships	5
Copyrighted materials	5
Capitalized software platform	7
Brand name	10

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by Statement of Financial Accounting Standards No. 142, ”Goodwill and Other Intangible Assets.”

On November 14, 2006, NeoMedia and Sponge signed a definitive share purchase and settlement agreement, pursuant to which NeoMedia divested of a material portion of its ownership interest in Sponge. The principal reasons for NeoMedia divesting of the Sponge business were: (i) a depressed NeoMedia stock price, which led to a large potential cash obligation stemming from the purchase price obligation clause in the original purchase agreement, (ii) the fact that the purchase price obligation would become due no later than February 23, 2007, and (iii) the return of the original consideration shares for retirement.

●	NeoMedia returned 92.5% of NeoMedia’s ownership interest in Sponge, retaining 7.5% ownership of Sponge,

●	NeoMedia relinquished its Board of Directors positions at Sponge,

●	the 33,097,135 shares of NeoMedia common stock that were issued as consideration to acquire Sponge were returned to us and retired;

●	all obligations under the original merger agreement, including the purchase price guarantee obligation, were terminated; and

●	Sponge returned $100,000 cash (net of attorney fees) to NeoMedia at closing and $150,000 cash to NeoMedia on March 7, 2007.

Due to NeoMedia’s depressed stock price, the purchase price obligation clause became highly probable beyond a reasonable doubt. NeoMedia’s inability to satisfy the pending obligation was the primary factor for the disposition of Mobot. The value of the purchase price obligation at the time of closing was $10,088,000. Concurrent with the disposition, NeoMedia reduced the fair value of the initial stock consideration by the amount of this contingency. At closing, NeoMedia recorded a loss on the disposal of Sponge in the amount of $5,051,000, representing the difference between the fair value of the assets received in the transaction, and the carrying value of the assets at closing, as follows:

(Dollars
in Thousands)
Carrying value of asset group at closing
Tangible assets	$2,042
Intangible assets	19,091
Liabilities	(2,093)
Purchase price guarantee liability	(10,088)
Net carrying value of asset group	8,952

Fair value of proceeds received
Cash received	35
Cash paid subsequent to December 31, 2006	150
Investment in Sponge common stock	1,399
Return of 33,097,135 shares of NeoMedia common stock	2,317
Fair value of proceeds received	3,901

Loss on disposal of Sponge	$5,051

The accompanying consolidated statement of operations presented herein for the year ended December 31, 2006, contains the results of operations for Sponge for the period from February 24, 2006, through November 14, 2006. Pro-forma results of operations for the years ended December 31, 2006, 2005, and 2004 are presented at the end of this Note 3.

Acquisition of Gavitec

On February 17, 2006, NeoMedia and Gavitec (based in Aachen, Germany) signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and $5,200,000 common stock, represented by 13,660,511 shares of NeoMedia common stock (1,366,051 of which were held in escrow until December 31, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement, and were subsequently released). Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.389, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. On February 23, 2006, NeoMedia and Gavitec completed the closing requirements and the acquisition became effective.

Gavitec AG was founded in 1997 as a specialized provider and manufacturer of products and solutions for mobile marketing and mobile information technology. Using its software, Gavitec offers its clients standardized or individual solutions in the areas of mobile marketing, mobile ticketing, mobile couponing, and mobile payment systems. NeoMedia completed the acquisition of Gavitec in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Gavitec acquisition, and direct costs associated with the combination. The final purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 13,660,511 shares issued at $0.386 per share (1)	$5,273
Cash paid	1,800
Direct costs of acquisition	114
Total Fair Value of Purchase Price	7,187

Assets Purchased:
Cash and cash equivalents	$74
Accounts receivable	173
Inventory	106
Other current assets	53
Property, plant & equipment	15
Intangible assets	3
Capitalized software platform	4,600
Copyrighted materials	50
Goodwill	3,418
Total Assets Purchased	8,492

Less Liabilities Assumed:
Accounts payable	$113
Accrued liabilities	24
Deferred revenue	117
Deferred tax liability	706
Other current liabilities	345
Total Liabilities Assumed	1,305

(1) - Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

The combination is being accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed is based on an independent report obtained by the Company. The allocation was subject to change resulting from the purchase price guarantee contingency described above.

The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful
Intangible asset	life (in years)
Copyrighted materials	5
Capitalized software platform	7
Brand name	10

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by Statement of Financial Accounting Standards No. 142, ”Goodwill and Other Intangible Assets.” An additional amount of $706,000 was allocated to goodwill of Gavitec related to the deferred tax liability associated with the intangible assets in excess of Gavitec’s net operating loss carry forward deferred tax asset.

In the event that NeoMedia’s stock price at the time the consideration shares are saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.389, NeoMedia was obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares become saleable and $0.389. On January 23, 2007, NeoMedia entered into an agreement with the former shareholders of Gavitec, whereby this purchase price obligation is to be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007 (subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $213,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007. NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007. Due to this settlement, the purchase price obligation clause became clearly defined in the amount of $5,194,000. Accordingly, as of December 31, 2006, NeoMedia reduced the fair value of the initial stock consideration by the amount of this contingency.

The accompanying consolidated statement of operations presented herein for the year ended December 31, 2006, contains the results of operations for Gavitec for the period from February 24, 2006, through December 31, 2006. Pro-forma results of operations for the years ended December 31, 2006, 2005, and 2004 are presented at the end of this Note 3.

Acquisition of 12Snap

On February 10, 2006, NeoMedia and 12Snap signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and $19,500,000 common stock, represented by 49,294,581 shares of NeoMedia common stock. On February 28, 2006, NeoMedia and 12Snap completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.3956, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 9, 2006.

12Snap AG is headquartered in Munich, Germany, with branches in Düsseldorf, New York, London, Milan, Stockholm and Vienna. 12Snap combines the know-how in mobile applications, mobile loyalty and mobile marketing. In the mobile marketing space, 12Snap creates and implements national and pan-European mobile marketing campaigns for international brands; its mobile loyalty business unit offers customer loyalty programs for companies and brands, and its mobile applications business unit is the center for development and software. NeoMedia completed the acquisition of 12Snap in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the 12Snap acquisition, and direct costs associated with the combination. The final purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 49,294,581 shares issued at $0.394 per share (1)	$19,422
Cash paid	2,500
Direct costs of acquisition	114
Total Fair Value of Purchase Price	22,036

Assets Purchased:
Cash and cash equivalents	$465
Investment in marketable securities	951
Accounts receivable	2,683
Other current assets	554
Property, plant & equipment	224
Intangible assets	93
Customer contracts and relationships	400
Capitalized software platform	4,400
Brand name	1,600
Copyrighted materials	50
Goodwill	18,390
Total Assets Purchased	29,810

Less Liabilities Assumed:
Accounts payable	$977
Accrued liabilities	989
Deferred revenue	1,434
Other current liabilities	225
Notes payable	4,149
Total Liabilities Assumed	7,774

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

The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful
Intangible asset	life (in years)
Customer contracts and relationships	5
Copyrighted materials	5
Capitalized software platform	7
Brand name	10

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by Statement of Financial Accounting Standards No. 142, ”Goodwill and Other Intangible Assets.”

During the first quarter of 2007, NeoMedia initiated an action plan to sell its 12Snap business. During the year ended December 31, 2006, NeoMedia recorded an impairment charge of $18,327,000 to adjust the carrying value of the 12Snap asset group to the expected net proceeds from the sale of the assets. Prior to the impairment charge, the asset group consisted primarily of goodwill and other intangible assets recorded upon purchase of 12Snap by NeoMedia during the first quarter of 2006. In connection with its decision to sell the 12Snap business in the first quarter of 2007, NeoMedia altered its expected cashflow to reflect the estimated net cash proceeds that the Company anticipates receiving in a sale transaction. Since the sale is not subject to a binding and completed agreement, actual cash received from the sale could vary materially from the assumptions used in the impairment analysis, which would result in a gain or loss at the time the sale is completed. The operations of 12Snap will be classified as discontinued operations during the first quarter of 2007, which was the period during which the criteria were met for such classification. (See Note 4)

Pursuant to the terms of the original purchase agreement, in the event that NeoMedia’s stock price at the time the consideration shares are saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3956, NeoMedia was obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares become saleable and $0.3956. On February 22, 2007, the shares became eligible for resale under Rule 144. The actual calculated purchase price obligation to NeoMedia based on the volume weighted average closing price of NeoMedia stock for the ten days up to and including February 22, 2007 was $16,233,000. Because the amount of the purchase price guarantee became measurable and highly probable of occurrence beyond reasonable doubt, as of December 31, 2006, NeoMedia reduced the fair value of the initial stock consideration by the amount of the contingency. During the first quarter of 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of a portion of the purchase price obligation totaling $9,427,000. The remaining balance on the purchase price obligation after this payment was $6,806,000. The Company is currently negotiating payment terms for the balance of the obligation.

On March 20, 2007, NeoMedia reached an agreement with Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer will buy from NeoMedia 90% of the shares of 12Snap, subject to the following material terms and conditions:

•	$1,100,000 will be paid in cash at Closing, and $500,000 will be placed into escrow and released to NeoMedia 90 days after Closing, assuming no warranty claims;

•	Buyer will forgive purchase price obligation in the amount of $880,000, such obligation resulting from the sale and purchase agreement between NeoMedia and the former shareholders of 12Snap

•	12Snap management will waive their purchase price obligations in the amount of $880,000, and return to NeoMedia 2,525,818 shares of NeoMedia common stock issued previously;

•	Buyer will return to NeoMedia 2,525,818 NeoMedia shares issued previously;

•
NeoMedia will retain a 10% ownership of 12Snap, subject to an option agreement pursuant to which NeoMedia has the right to sell and Buyer has the right to acquire the remaining 10% stake held by NeoMedia for a purchase price of $750,000 after December 31;

•
12snap and NeoMedia will execute a cooperation agreement pursuant to which 12snap will remain NeoMedia preferred partner and enjoy most favored prices, and 12snap will perform certain research and development functions for NeoMedia; and

•	The transaction is subject to completion of a material definitive agreement

The accompanying consolidated statement of operations presented herein for the year ended December 31, 2006, contains the results of operations for 12Snap for the period from March 1, 2006, through December 31, 2006. Pro-forma results of operations for the years ended December 31, 2006, 2005, and 2004 are presented at the end of this Note 3.

Acquisition of BSD

On March 21, 2006, NeoMedia completed its acquisition of BSD Software, Inc. of Calgary, Alberta, Canada, for 7,123,698 shares of NeoMedia common stock. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.3467, which was the volume-weighted average closing price of NeoMedia common stock for the five days preceding March 21, 2006. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry.

NeoMedia completed the acquisition of BSD for the purpose of increasing its revenue and profit through establishment of a Telecom Services business unit, as well as gaining access to the Canadian telecom industry in order to penetrate that market with the products of the NeoMedia Mobile division.

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

The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful
Intangible asset	life (in years)
Customer contracts and relationships	5
Copyrighted materials	5

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by Statement of Financial Accounting Standards No. 142, ”Goodwill and Other Intangible Assets.”

During the first quarter of 2007, NeoMedia initiated an action plan to sell this business. The operations of this business will be classified as discontinued operations during the first quarter of 2007, which was the period during which the criteria were met for such classification. (See Note 4)

The accompanying consolidated statement of operations presented herein for the year ended December 31, 2006, contains the results of operations for BSD for the period from March 22, 2006, through December 31, 2006. Pro-forma results of operations for the years ended December 31, 2006, 2005, and 2004 are presented at the end of this Note 3.

Pro Forma Financial Information (Unaudited)

Pro-forma results of operations as if NeoMedia was combined with Gavitec, 12Snap and BSD as of January 1, 2006, 2005 and 2004 are as follows:

					Net
					Income		Weighted
	(A)		(A)		(Loss) Per		Average
	Total		Net		Share —		Common
	Net		Income		Basic and		Shares
	Sales		(Loss)		Diluted		Outstanding
Year ended December 31, 2006
NeoMedia	$10,309		($67,438)		($0.11)		613,560,070
Gavitec	993		(1,383)
12Snap	9,550		(2,951)
BSD	1,723		(275)
Pro forma adjustments	( 9,608	)(B)	4,768	(B)	$—	(B)(D)	$(8,779,215	)(D)
Pro forma combined	$12,967		($67,279)		($0.11)		604,780,855

Year ended December 31, 2005
NeoMedia	$877		($9,147)		($0.02)		451,857,851
Gavitec	772		(1,129)
12Snap	7,396		(1,551)
BSD	8,437		130
Pro forma adjustments	—		(1,832	)(C)	$—	(C)(D)	$104,135,106	(D)
Pro forma combined	$17,482		($13,529)		($0.02)		555,992,957

Year ended December 31, 2004
NeoMedia	$973		($7,230)		($0.02)		329,362,127
Gavitec	328		(599)
12Snap	6,743		(917)
BSD	6,078		132
Pro forma adjustments	—		(1,832	(C)	$—	(C)(D)	$201,327,873	(D)
Pro forma combined	$14,122		($10,446)		($0.02)		530,690,000

(A) - Mobot and Sponge were both acquired and divested during the year ended December 31, 2006. For pro forma disclosure purposes, these acquisitions are assumed to have been acquired and divested on January 1, 2006. As a result, the net impact on the pro forma consolidated results of NeoMedia for the years ended December 31, 2006, 2005 and 2004 is zero, and results for Mobot and Sponge are not shown separately in the table. Net sales for Mobot for the period January 1, 2006 through December 6, 2006 (date of divestiture) and the years ended December 31, 2005 and 2004 were $467,000, $300,000, and $0, respectively. Net loss for Mobot for the period January 1, 2006 through December 6, 2006 (date of divestiture) and the years ended December 31, 2005 and 2004 was $1,200,000, $1,474,000, and $218,000, respectively. Net sales for Sponge for the period January 1, 2006 through November 14, 2006 (date of divestiture) and the years ended December 31, 2005 and 2004 were $1,549,000, $2,248,000, and $1,090,000, respectively. Net income (loss) for Sponge for the period January 1, 2006 through November 14, 2006 (date of divestiture) and the years ended December 31, 2005 and 2004 was ($731,000), $171,000, and $192,000, respectively.

(B) - Adjustments are to reflect operations of each acquisition from the closing date through December 31, 2006 and amortization of intangible assets for the period January 1, 2006 through the respective closing dates. Results of operations for each acquisition from its respective closing date through December 31, 2006 are included in NeoMedia's operations for the year ended December 31, 2006. Closing dates for each acquisition were: Gavitec (February 23, 2006); 12Snap (February 28, 2006); and BSD (March 21, 2006).

(C) - Adjustment for amortization of intangible assets for the periods presented

(D) - Adjustment for shares that would have been issued in connection with acquisitions if they had occurred on January 1, 2006, 2005, and 2004, respectively. Using the stock price around January 1, 2006, 2005, and 2004, the pro forma number of shares that would have been issued was:

	Gavitec	12Snap	BSD	Total
Total stock consideration	$5,400,000	$19,500,000	$2,279,263	$27,179,263

Stock price on pro forma acquisition date
NeoMedia stock price around January 1, 2006	$0.290	$0.290	$0.290
NeoMedia stock price around January 1, 2005	$0.261	$0.261	$0.261
NeoMedia stock price around January 1, 2004	$0.135	$0.135	$0.135

Pro forma number of consideration shares
As if acquisition occurred January 1, 2006	18,620,690	67,241,379	7,859,528	93,721,597
As if acquisition occurred January 1, 2005	20,689,655	74,712,644	8,732,808	104,135,107
As if acquisition occurred January 1, 2004	40,000,000	144,444,444	16,883,430	201,327,874

The adjustment between the reported and the pro forma number of weighted average shares outstanding is caused by (i) the weighting of the pro forma shares for the year ended December 31, 2006, whereas in the reported number the shares were only outstanding from the closing date through December 31, 2006, and (ii) the number of pro forma shares being higher than the actual shares issued due to a lower stock price on the pro forma date of issuance.

Tax Implications of Acquisitions

For income tax purposes, amounts assigned to particular assets acquired and liabilities assumed in the business combinations are different than amounts used for financial reporting. The differences in assigned values for financial reporting and tax purposes result in temporary differences. In applying SFAS 109, “Accounting for Income Taxes”, the Company is required to recognize the tax effect of these temporary differences and, accordingly, a deferred tax liability has been recognized. The Company determined that its pre-existing and acquired deferred tax assets, and those acquired, including those subject to limitations, were more likely than not to be realized to offset the deferred tax liability. The reduction in the valuation allowance resulting in an asset was used to offset the deferred tax liability arising from the business combinations, pursuant to SFAS 109.

In addition, the acquisitions of Sponge, Gavitec, 12Snap, and BSD involve a change of control of foreign entities, and as a result any net operating loss carryforward in existence prior to the acquisition may have limited or no use for NeoMedia.

Intangible Assets and Goodwill

As of December 31, 2006, NeoMedia had intangible assets with original historical cost as follows:

	(US dollars in thousands)
	12Snap	Gavitec	BSD	Other	Total
Customer Contracts	$400	$—	$1,300	$—	$1,700
Proprietary Software	4,493	4,603	—	763	9,859
Brand Name	1,600	—	—	—	1,600
Copyrighted Materials	50	50	130	—	230
Patents	—	—	—	4,888	4,888
Total	$6,543	$4,653	$1,430	$5,651	$18,277

Accumulated amortization on NeoMedia's intangible assets as of December 31, 2006, was:

	(US dollars in thousands)
	12Snap	Gavitec	BSD	Other	Total
Customer Contracts	$67	$—	$217	$—	$284
Proprietary Software	524	557	—	675	1,756
Brand Name	133	—	—	—	133
Copyrighted Materials	8	8	22	—	38
Patents	—	—	—	2,049	2,049
Total	$732	$565	$239	$2,724	$4,260

The carrying value of NeoMedia's intangible assets as of December 31, 2006 was:

	(US dollars in thousands)
	12Snap	Gavitec	BSD	Other	Total
Customer Contracts	$333	$—	$1,083	$—	$1,416
Proprietary Software	3,972	4,050	—	88	8,110
Brand Name	1,467	—	—	—	1,467
Copyrighted Materials	42	42	108	—	192
Patents	—	—	—	2,839	2,839
Total	$5,814	$4,092	$1,191	$2,927	$14,024

As of December 31, 2005, NeoMedia’s intangible assets consisted of the following:

	(US dollars in thousands)
		Accumulated	Net Book
	Cost	Amortization	Value
Patents	$4,876	($1,743)	$3,133
Capitalized software	740	(599)	141
Total	$5,616	($2,342)	$3,274

Estimated future amortization expense on NeoMedia's intangible assets is expected to be:

	Customer Contracts	Proprietary Software	Brand Name	Copyrighted Materials	Patents	Total
2007	$342	$1,391	$161	$46	$299	$2,239
2008	342	1,339	161	46	295	2,183
2009	342	1,300	161	46	284	2,133
2010	342	1,289	161	46	264	2,102
2011	48	1,289	161	8	245	1,751
Thereafter	—	1,502	662	—	1,452	3,616
Total	$1,416	$8,110	$1,467	$192	$2,839	$14,024

It is important to note that actual amortization expense could differ materially from the table due to subjective factors such as changes in assumptions of useful lives or impairment charges.

The weighted average remaining life for the intangible assets was approximately 9.9 years as of December 31, 2006.

Goodwill

As of December 31, 2006, goodwill consisted of the following:

	(US dollars in thousands)
	12Snap	Gavitec	BSD	Other	Total
Original cost	$18,389	$3,418	$4,402	$—	$26,209
Impairment charges	(18,327)	—	—	—	(18,327)
Carrying value as of December 31, 2006	$62	$3,418	$4,402	$—	$7,882

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

In addition to signing the letter of intent, NeoMedia loaned HipCricket the principal amount of $500,000 in the form of a) a promissory note, dated February 16, 2006, in the amount of $250,000 and (b) that certain promissory note, dated March 20, 2006, in the amount of $250,000. The notes accrue interest at a rate of 8% per annum. The notes were to be applied toward the cash portion of the purchase price upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of HipCricket by NeoMedia, as contemplated in the letter of intent. In the event the notes were not repaid within 90 days of the termination or November 24, 2006, NeoMedia has the right to convert the notes into shares of HipCricket common stock assuming a valuation of $4.5 million for HipCricket. On February 28, 2007, NeoMedia and HipCricket reached an agreement pursuant to which HipCricket will repay the amounts owing under the note in cash over the period of one year. HipCricket made payments of $300,000 on March 2, 2007; an additional $100,000 is due on August 28, 2007, and the final $100,000 plus any interest accrued thereon is due no later than February 28, 2008. In the event the remaining cash payments are not made, NeoMedia will have the right to convert any unpaid balances (including principal and interest) into shares of HipCricket common stock under the same terms as the original notes.

4. DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Micro Paint Repair Business Unit

During August 2006, the Company decided to sell its Micro Paint Repair business unit. The Company is currently in the process of negotiating with multiple potential buyers with respect to the sale.

NeoMedia has analyzed the pertinent facts of the proposed transaction with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria have been met and continue to be met. Accordingly NeoMedia is reporting the operating results of the MPR business unit as Discontinued Operations, and the assets and liabilities as Held for Sale for all periods presented in this filing. Assets Held for Sale are not depreciated or amortized.

Sponge and Mobot Businesses

In the fourth quarter of 2006, NeoMedia disposed of two subsidiaries, Sponge and Mobot. All assets and liabilities associated with these two subsidiaries were disposed in the sale and removed from NeoMedia’s consolidated balance sheet. In accordance with SFAS 144, NeoMedia is reporting the operating results of these two subsidiaries as Discontinued Operations for all periods presented in this filing. NeoMedia has analyzed the applicable accounting literature found in the SEC Staff Accounting Bulletin (SAB) Topic 5E, Accounting Principles Board (APB) Opinion 29, APB 18, Statement of Financial Accounting Standards (SFAS) 141, SFAS 144, and Emerging Issues Task Force (EITF) issue 01-2, and determined that the criteria for reporting the disposal of a business and reporting of discontinued operations have been met.

The operating results of the MPR business unit, and Sponge and Mobot subsidiaries classified as discontinued operations are indicated in the following table. There is not any tax expense or benefit to report due to NeoMedia’s net operating loss carry forward tax position.

The following table presents a summary of results of the Company’s discontinued operations for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
NeoMedia Micro Paint Repair business unit
Net sales	$1,547	$1,279	$727
Cost of sales	1,912	989	543
Gross profit	(365)	290	184

Sales and marketing expenses	1,194	1,594	711
General and administrative expenses	1,193	355	243
Research and development costs	245	342	188

Loss from operations of business to be discontinued	($2,997)	($2,001)	($958)

Mobot
Net sales	$436	$—	$—
Cost of sales	591	—	—
Gross profit	(155)	—	—

Sales and marketing expenses	725	—	—
General and administrative expenses	198	—	—
Research and development costs	564	—	—

Loss from operations of discontinued business	($1,642)	$—	$—
Loss on disposal of business	($4,367)	$—	$—

Sponge
Net sales	$1,036	$—	$—
Cost of sales	397	—	—
Gross profit	639	—	—

Sales and marketing expenses	1,028	—	—
General and administrative expenses	740	—	—
Research and development costs	—	—	—

Loss from operations of discontinued business	($1,129)	$—	$—
Loss on disposal of business	($5,051)	$—	$—

Total discontinued operations
Net sales	$3,019	$1,279	$727
Cost of sales	2,900	989	543
Gross profit	119	290	184
Sales and marketing expenses	2,947	1,594	711
General and administrative expenses	2,131	355	243
Research and development costs	809	342	188

Loss from operations of discontinued business
and business to be discontinued	($5,768)	($2,001)	($958)

Loss on disposal of businesses	($9,418)	$—	$—
Loss from discontinued operations	($15,186)	($2,001)	($958)

The assets and liabilities of the MPR business unit classified as held for sale are as follows. There are no assets or liabilities associated with the Sponge or Mobot subsidiaries as of the balance sheet dates of December 31, 2006, or 2005.

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$81	$587
Trade accounts receivable, net	196	211
Inventories, net of allowance for obsolete & slow-moving inventory of $0	154	421
Prepaid expenses and other current assets	37	30
Total current assets	468	1,249

Leasehold improvements & property and equipment, net	134	126
Goodwill and other intangible assets, net	2,470	2,655
Other long-term assets	—	28
Total assets held for sale	$3,072	$4,058

LIABILITIES
Current liabilities:
Accounts payable	$25	$72
Taxes payable	8	—
Accrued expenses	22	6
Deferred revenues and other	352	591
Total liabilities held for sale	$407	$669

Inventory included in assets held for sale is as follows:

	December 31, 2006	December 31, 2005
Raw materials	$89	$33
Work-in-process	—	—
Finished goods	65	388
Total	$154	$421

Proposed Dispositions of 12Snap and NeoMedia Telecom Services (“NTS”)

In January 2007, NeoMedia management determined that it would focus on its core code-reading business in North America, the UK, mainland Europe, and China. In conjunction with this direction, subsidiaries 12Snap and NTS will be sold in the most profitable, timely, and viable manner possible. NeoMedia has analyzed the pertinent facts of the proposed disposition of these two subsidiaries and has determined the criteria included in paragraph 30 of SFAS 144, outlined above, were met after the date of the balance sheet included in this filing. Specificallly, the decision to sell these two businesses was committed to by the Company in January 2007. Accordingly, the results of operations and the assets and liabilities of these two subsidiaries are included in the accompanying consolidated statements of operations and balance sheets.

The results of operations of the 12Snap and NTS subsidiaries included in NeoMedia’s operating loss from continuing operations is as follows.

	Year Ended December 31, 2006
	NTS	12 Snap	Total
Net sales	$1,371	$7,333	$8,704
Cost of sales	—	2,054	2,054
Gross profit	1,371	5,279	6,650

Sales and marketing expenses	400	4,053	4,453
General and administrative expenses	1,166	1,692	2,858
Research and development costs	—	1,258	1,258
Amortization of intangibles	806	732	1,538
Impairment charge	—	18,327	18,327
Income/(Loss) from operations of business available for sale	($1,001)	($20,783)	($21,784)

The assets and liabilities of the 12 Snap and Telecom subsidiaries included with NeoMedia’s balance sheet are as follows.

	December 31, 2006
	NTS	12 Snap	Total
ASSETS
Current assets:
Cash and cash equivalents	$72	$721	$793
Trade accounts receivable, net	1,577	1,842	3,419
Inventories, net	—	—	—
Prepaid expenses and other current assets	12	407	419
Total current assets	1,661	2,970	4,631

Leasehold improvements & property and equipment, net	48	200	248
Goodwill	4,402	—	4,402
Other intangible assets, net	1,192	5,815	7,007
Other long-term assets	—	—	—
Total assets	$7,303	$8,985	$16,288

LIABILITIES
Current liabilities:
Accounts payable	$1,854	$640	$2,494
Taxes payable	1,037	—	1,037
Accrued expenses	6	384	390
Deferred revenues and other	73	4,097	4,170
Total liabilities	$2,970	$5,121	$8,091

The following proforma statement of operations shows what NeoMedia’s operating results from continuing operations would have been if the proposed sales of NTS and 12 Snap had occurred as of January 1, 2006.

				Pro-forma
				NeoMedia
	NeoMedia			without NTS
	as reported	NTS	12 Snap	and 12 Snap
Net sales	$10,309	($1,371)	($7,333)	$1,605
Cost of sales	3,863	—	(2,054)	1,809
Gross profit	6,446	(1,371)	(5,279)	(204)

Sales and marketing expenses	10,239	(400)	(4,053)	5,786
General and administrative expenses	12,125	(1,972)	(2,424)	7,729
Research and development costs	3,522	—	(1,258)	2,264
Impairment Charge	18,706	—	(18,327)	379
Loss from operations	(38,146)	1,001	20,783	(16,362)

Gain (loss) on extinguishment of debt	(1,879)	—	—	(1,879)
Amortization of debt discount	—	—	—	—
Interest income (expense), net	(10,182)	—	—	(10,182)
Write-off of deferred equity financing costs	(13,256)	—	—	(13,256)
Gain on sale of marketable securities	1,103	—	—	1,103
Gain on embedded conversion features of derivative financial instruments	13,645	—	—	13,645
Change in fair value from revaluation of warrants in derivative financial instruments	(3,537)	—	—	(3,537)

LOSS FROM CONTINUING OPERATIONS	(52,252)	1,001	20,783	(30,468)

DISCONTINUED OPERATIONS (Note 4)
Net loss from discontinued operations	(5,768)	—	—	(5,768)
Loss on disposal of Sponge and Mobot subsidiaries	(9,418)	—	—	(9,418)
LOSS FROM DISCONTINUED OPERATIONS	(15,186)	—	—	(15,186)

NET LOSS	($67,438)	$1,001	$20,783	($45,654)

Note: 2005 and 2004 pro forma statements of operations are omitted, since NTS and 12Snap were both acquired during 2006,

The following proforma balance shows what NeoMedia’s consolidated balance sheet would have been if the proposed sales of NTS and 12Snap had occurred as of December 31, 2006.

				Pro-forma
				NeoMedia
	NeoMedia			without NTS
	as reported	NTS	12 Snap	and 12 Snap
ASSETS
Current assets:
Cash and cash equivalents	$3,606	$(72)	$(721)	$2,813
Trade accounts receivable, net of allowance for doubtful accounts of $69 and $14, respectively	3,606	(1,577)	(1,842)	187
Other Receivables	550	—	—	550
Inventories, net of allowance for obsolete & slow-moving inventory of $53.	80	—	—	80
Investment in marketable securities	57	—	—	57
Prepaid expenses and other current assets	521	(12)	—	509
Assets held for sale	3,072	—	(407)	2,665
Total current assets	11,492	(1,661)	(2,970)	6,861

Leasehold improvements & property and equipment, net	439	(48)	(200)	191
Goodwill	7,882	(4,402)	(62)	3,542
Other Intangible assets, net	14,024	(1,192)	(5,753)	7,017
Cash surrender value of life insurance policy	863	—	—	863
Loan to Mobot	—	—	—	-
Other long-term assets	3,425	—	—	3,425
Total assets	$38,125	$(7,303)	$(8,985)	$21,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,936	$(1,854)	$(640)	$2,442
Liabilities held for sale	407	—	—	407
Taxes payable	1,042	(1,037)	—	5
Accrued expenses	4,406	(6)	(384)	4,016
Deferred revenues and customer prepayments	2,563	—	(1,989)	574
Notes payable	2,196	(73)	(2,108)	15
Accrued purchase price guarantee	21,427	—	—	21,427
Derivative financial instruments	25,819	—	—	25,819
Deferred tax liability	706	—	—	706
Debentures payable	7,500	—	—	7,500
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued, 21,622 shares outstanding, liquidation value of $21,657.	21,657	—	—	21,657
Total liabilities	92,659	(2,970)	(5,121)	84,568

Shareholders’ equity (deficit):
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 639,233,173 and 475,387,910 shares issued and 637,591,747 and 467,601,717 outstanding, respectively	6,376	—	—	6,376
Additional paid-in capital	100,541	—	—	100,541
Deferred equity financing costs	—	—	—	-
Accumulated deficit	(159,962)	(4,333)	(3,864)	(168,159)
Accumulated other comprehensive loss	(710)	—	—	(710)
Treasury stock, at cost, 201,230 shares of common stock	(779)	—	—	(779)
Total shareholders’ equity (deficit)	(54,534)	(4,333)	(3,864)	(62,731)
Total liabilities and shareholders’ equity (deficit)	$38,125	$(7,303)	$(8,985)	$21,837

5. FINANCING

Series C Convertible Preferred Stock

The Company entered into a Securities Purchase Agreement, dated February 17, 2006 (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchaser”). Pursuant to the Agreement, the Purchaser agreed to purchase 8% cumulative Series C convertible preferred stock to be fully converted three (3) years from the date of issuance in the aggregate amount of $22,000,000. Net consideration from this arrangement amounted to $17,854,000, comprised of cash of $14,066,000, marketable securities with a calculated fair value of $579,000 and a purchase value of $2,000,000, and the extinguishment of $3,209,000 of preexisting indebtedness. In addition, the Purchaser withheld $2,725,000 commitment and structuring fees from the gross proceeds. The Agreement also provided for the issuance to the Purchaser, at no additional cost to the Purchaser, warrants to purchase shares of the Company's common stock. The Agreement also called for the Purchaser to acquire an additional $5,000,000 of Series C convertible preferred stock on the date a registration statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchaser that required the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, (ii) achieve effectiveness by December 1, 2006, and (iii) maintain effectiveness of the registration statement. NeoMedia failed to meet these requirements, accordingly the Company is subject to liquidated damages amounting to 1% of the outstanding amount of Series C preferred stock per month, not to exceed $1,200,000.

At any time from the closing date until February 17, 2009, the Purchaser has the right to convert the preferred stock, in whole or in part, into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.50 per share, or 97% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

On November 29, 2006, the Purchaser exercised the conversion of 378 shares of the Series C convertible preferred stock for 6,631,579 shares of NeoMedia’s common stock, leaving a balance of 21,622 shares of Series C convertible preferred stock outstanding.

The Series C convertible preferred stock, at the option of the holder, affords the Purchaser anti-dilution protection should, at any time while the Series C preferred stock instruments are outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible preferred stock shares shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible preferred shares, this could significantly dilute existing investors.

Under the Series C Agreement, the Purchaser also received “A” warrants, “B” warrants and “C” warrants to purchase 20,000,000, 25,000,000, and 30,000,000 shares of NeoMedia’s common stock, respectively, exercisable in three separate traunches at a price of $0.50, $0.40 and $0.35, respectively, per share, subject to adjustment, included under anti-dilution protection similar to that described above. As an inducement to enter into subsequent financing arrangements related to Cornell Debentures, the warrants were repriced on December 29, 2006 to $0.04 per share, subject to all the original terms and conditions of the respective warrant agreements, resulting in a charge to income of $702,000. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Cornell Capital Partners contain a provision that, if at the time of exercise, NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on February 17, 2006, in connection with the Series C convertible preferred stock, which called for a registration statement containing the shares underlying the Series C convertible preferred stock to be filed by June 1, 2006 and declared effective by December 1, 2006. Such a default of the Investor Registration Rights Agreement constitutes an event of default under the warrant agreements issued in connection with the Series C convertible preferred stock. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis 75,000,000 of the warrants they hold that were issued in connection with the Series C convertible preferred stock.

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

•
Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely (NeoMedia is in default of this provision);

•
Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option, the warrants as described and transacted in the securities purchase agreement and accompanying documents;

•	Any failure to deliver certificates within the specified time; and

•	Any failure, by the Company, to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account on account of an event of default within 10 days of the date due.

Other provisions included in the Agreement include the following:

•	The 8% cumulative Series C convertible preferred stock is convertible into common stock, at the option of the Purchaser, at any time after the effective date;

•	Conversions can be made in increments and from time to time;

•
The 8% cumulative Series C convertible preferred stock has voting rights on an “as converted” basis, meaning the Purchaser is entitled to vote the number of shares of common stock into which the 8% cumulative Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders;

•
As promptly as practicable after any conversion date and subject to an effective registration statement or an exemption from registration, the Company shall cause its transfer agent to deliver a certificate representing the converted shares, free of any legends and trading restrictions for the number of shares converted;

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

Due to the current default status, the Purchaser has certain material additional rights in this financing arrangement that did not exist prior to default. Specifically,

•	The full fair value of the Series C convertible preferred stock is now callable in the amount of $21,657,000;

•	The warrants can be exercised on a cashless basis as described above;

•	The requirement for the Purchaser to maintain an ownership interest in NeoMedia of less than 5% is waived;

•	NeoMedia is responsible for liquidated damages as described above.

In addition, the accounting for the Series C convertible preferred stock has been updated to take into account certain specific accounting rules and regulations that are now applicable under the default provision.

•
Prior to the default, NeoMedia was accreting dividends on the Series C convertible preferred stock, using the effective interest method, through periodic charges to additional paid in capital. Due to the default status, NeoMedia has accreted dividends to the full fair value of the Series C convertible preferred stock, resulting in an additional charge of $18,204,000 to net loss attributable to common shareholders.

•	The Series C convertible preferred stock is now reported as demand debt in the current liabilities section of the balance sheet, pursuant to the guidance outlined in SFAS 150.

At the inception date of February 17, 2006, a summary of the allocation of the components of the transaction was as follows:

Instrument:
Convertible preferred stock (1)	$1,711,000
Common stock warrants (2)	16,172,000
Embedded conversion feature	1,935,000
Debt extinguishment loss (3)	(1,964,000)
Total gross proceeds	$17,854,000

(1)
The discount to the face value of the 8% cumulative Series C convertible preferred stock that resulted from the allocation along with deferred costs was being accreted through periodic charges to additional paid-in capital using the effective interest method, prior to the accretion to full fair value due to NeoMedia’s being in default of the registration rights agreement

(2)
The Company issued additional warrants to purchase aggregate 75,000,000 shares of common stock in connection with the 8% cumulative Series C convertible preferred stock. The Company also issued 2,000,000 warrants (valued at $447,000) as financing fees.

(3)
The financing arrangement settled face value $3,209,000 of preexisting indebtedness. The debt extinguishment loss was calculated as the amount that the fair value of securities issued (using a relative fair value basis) exceeded the Company’s carrying value.

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), the Company determined that the conversion feature of the Series C convertible preferred stock met the criteria of an embedded derivative and therefore the conversion feature of the Series C convertible preferred stock needed to be bifurcated and accounted for as a derivative. The Series C convertible preferred stock does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the Series C convertible preferred stock is not fixed. Furthermore, there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $21,657,000 at December 31, 2006. The face value of Series C convertible preferred stock at December 31, 2006 was also $21,657,000 as the instrument was written up to full fair value due to NeoMedia’s current default position. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments related to the Series C convertible preferred stock on the Company’s balance sheet at December 31, 2006:

(Assets) Liabilities:	Dec. 31, 2006
Common stock warrants	$3,600,000
Embedded conversion feature	4,770,000
Other warrants (1)	977,000
$9,347,000

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $13,883,000 and $977,000 on February 17, 2006 and December 31, 2006, respectively. The decrease in fair value of these other derivative financial instruments resulted from a decrease in NeoMedia’s share price between February 17, 2006 and December 31, 2006. The change in fair value of $9,174,000 is reported as “Gain on embedded conversion features of derivative financial instruments” in the accompanying consolidated statement of operations. These warrants will be reclassified to stockholders’ equity when the Company reacquires the ability to share-settle the instruments.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are convertible or excercisable into at December 31, 2006:

Shares of common stock
Common stock warrants	75,000,000
Embedded conversion feature (1)	477,021,443
Other warrants	33,325,000
585,346,443

(1)
The terms of the embedded conversion features in the Series C convertible preferred stock provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of December 31, 2006 was calculated as the face value of $21,622,000 plus assumed dividends of $1,514,000 if declared, divided by 97% of the lowest closing bid price for the 30 trading days preceding December 31, 2006, which was $0.053 per share.

Derivative income associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $19,103,000, $0 and $0 during the years ended December 31, 2006, 2005, and 2004, respectively. These amounts are reported as “Change in fair value from revaluation of warrants in derivative financial instruments” and “Gain on embedded conversion features of derivative financial instruments” in the accompanying consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing and those reclassified as described above are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2006 are as follows:

Holder	Cornell Capital Partners	Other
Instrument	Warrants	Warrants
Exercise price	$0.04	$0.01 - $3.45
Term (years)	4.13	0.5 - 4.13
Volatility	158.89%-165.86%	158.89%-165.86%
Risk-free rate	3.65%	3.65%

Embedded derivative financial instruments, arising from the Series C convertible preferred stock, consist of multiple individual features that were embedded in the instrument. The Company evaluated all significant features of the instruments as required under current accounting standards and aggregated such instruments into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument	Features
Conversion prices	$0.05
Remaining terms (years)	2.13
Equivalent volatility	143.22%
Equivalent interest-risk adjusted rate	8.17% - 8.58%
Equivalent credit-risk adjusted yield rate	14.50%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

The fair value of derivative financial instruments recorded as of December 31, 2006 and 2005 was:

	As of December 31,
	2006	2005
Warrants and embedded conversion features in preferred stock	$9,217	$—
Warrants and embedded conversion features in debentures	15,679	—
Fair value of future payment obligation	564	—
Special preference stock of Mobot	359	—
Total derivative financial instruments	$25,819	$—

$5 Million Secured Convertible Debenture - August 2006

The Company entered into a Securities Purchase Agreement, dated August 24, 2006, (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchaser”). Pursuant to the Agreement, the Purchaser agreed to purchase 10% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $5,000,000. The Agreement also provided for the issuance to the Purchaser, at no additional cost to the Purchaser, warrants to purchase shares of the Company's common stock. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchaser that required the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants, (ii) achieve effectiveness within a stated period and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidated damages amounting to 2% of the principal per month, but in no event shall consideration paid as liquidated damages exceed $1,000,000. The debentures are secured by substantially all of the Company’s assets.

At any time from the closing date until August 24, 2008, the Purchaser has the right to convert the convertible debenture into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.15 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion was limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

The convertible debenture, at the option of the holder, affords the Purchaser anti-dilution protection should, at any time while the convertible debenture is outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible debenture shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible debenture, this could significantly dilute existing investors.

Under the Agreement, the Purchaser also received “A” warrants, “B” warrants, “C” warrants and “D” warrants to purchase an aggregate of up to 175,000,000 shares of common stock, exercisable in four separate traunches at a price of $0.15, $0.25, $0.20 and $0.05 respectively per share, subject to adjustment, included under anti-dilution protection similar to that described above. As an inducement to enter into a subsequent financing arrangement with the Purchaser, the warrants were repriced on December 29, 2006 to $0.04 per share, subject to all the original terms and conditions of the respective warrant agreements, resulting in a charge to income of $452,000. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Cornell Capital Partners contain a provision that, if at the time of exercise, NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on August 24, 2006, in connection with the secured convertible debenture, which called for a registration statement containing the shares underlying the secured convertible debenture to be declared effective by November 22, 2006. Such a default of the Investor Registration Rights Agreement constitutes an event of default under the warrant agreements issued in connection with the secured convertible debenture. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis 175,000,000 of the warrants they hold that were issued in connection with the secured convertible debenture.

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

•
Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely (NeoMedia is in default of this provision);

•
Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option, the warrants as described and transacted in the securities purchase agreement and accompanying documents;

•	Any failure to deliver certificates within the specified time; and

•	Any failure, by the Company, to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account on account of an event of default within 3 days of the date due.

Other provisions included in the Agreement include the following:

•	The convertible debenture is convertible into common stock, at the option of the Purchaser, at any time after the effective date;

•
As promptly as practicable after any conversion date, and subject to an effective registration statement or an exemption from registration the Company shall cause its transfer agent to deliver a certificate representing the converted shares, free of any legends and trading restrictions for the number of shares converted;

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

•	Pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell’s consent NeoMedia cannot

•	issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

•
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

•	enter into any security instrument granting the holder a security interest in any of its assets of, or

•	file any registration statements on Form S-8.

•	Pursuant to a security agreement between NeoMedia and the Purchaser signed in connection with the convertible debenture, the Purchaser has a security interest in all of NeoMedia’s assets.

NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on August 24, 2006, in connection with the secured convertible debenture, because the registration statement to register the shares underlying the secured convertible debenture was not declared effective by the specified date. Due to the current default status, the Purchaser has certain material additional rights in this financing arrangement that did not previously exist. Specifically,

•	The full fair value of the secured convertible debenture is now callable in the amount of $5,000,000;

•	The warrants can be exercised on a cashless basis as described above;

•	NeoMedia is responsible for liquidated damages; NeoMedia has accrued $893,000 as the expected fair value of liquidated damages relating to the secured convertible debenture as of December 31, 2006;

•	The requirement for the Purchaser to maintain an ownership interest in NeoMedia of less than 5% is terminated;

The accounting for the secured convertible debenture has been updated to take into account certain specific accounting rules and regulations that are now applicable under the default provision:

•
Prior to the default, NeoMedia was accreting the debt discount on the secured convertible debenture, using the effective interest method, through periodic charges to interest expense. Due to the default status, NeoMedia has accreted debt discount to the full fair value of the secured convertible debenture, resulting in an additional charge to income from continuing operations of $4,871,000.

•	The secured convertible debenture is now reported as debt in the current liabilities section of the balance sheet rather than long term.

At the inception date of August 24, 2006, a summary of the allocation of the components of the transaction was as follows:

Instrument:
Convertible debenture (1)	$—
Common stock warrants (2)	18,507,000
Embedded conversion feature	970,000
Derivative loss	(14,477,000)
Total gross proceeds	$5,000,000

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

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), the Company determined that the conversion feature of the debenture met the criteria of an embedded derivative and therefore the conversion feature of the debenture needed to be bifurcated and accounted for as a derivative. The debenture does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debenture is not fixed. Furthermore, there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

Due to NeoMedia’s current default position, the debenture was written up to the full face value of $5,000,000 as of December 31, 2006, which was the carrying value of the convertible debenture as of that date. Derivative financial instruments arising from the issuance of a convertible debenture are initially recorded, and continuously carried, at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of the derivative financial instruments related to this convertible debenture:

(Assets) Liabilities:	December 31, 2006
Common stock warrants	$8,730,000
Embedded conversion feature	3,211,000
$11,941,000

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are convertible into at December 31, 2006:

Shares of common stock
Common stock warrants	175,000,000
Embedded conversion feature (1)	111,111,111
286,111,111

(1)
The terms of the embedded conversion features in the convertible debenture provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of December 31, 2006 was calculated as the face value of $5,000,000, divided by 90% of the lowest closing bid price for the 30 trading days preceding December 31, 2006.

Derivative loss for the year ended December31, 2006, 2005 and 2004 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $6,941,000 and $0 and $0, respectively, and is reported as “Change in fair value from revaluation of warrants in derivative financial instruments” and “Gain on embedded conversion features of derivative financial instruments” in the accompanying consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2006 are as follows:

Holder	Cornell Capital Partners
Instrument	Warrants
Exercise price	$0.04 - $0.05
Remaining Term (years)	4.3
Volatility	158.89%-165.86%
Risk-free rate	4.70%

Embedded derivative financial instruments, arising from the convertible debenture, consist of multiple individual features that were embedded in the instrument. The Company evaluated all significant features of the instruments as required under current accounting standards, and aggregated such instruments into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument:	Features
Conversion prices	$0.045
Remaining terms (years)	1.3
Equivalent volatility	162.98%
Equivalent interest-risk adjusted rate	9.11%
Equivalent credit-risk adjusted yield rate	15.25%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

$2.5 Million Secured Convertible Debenture - December 2006

The Company entered into a Securities Purchase Agreement, dated December 29, 2006, (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchaser”). Pursuant to the Agreement, the Purchaser agreed to purchase 10% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $2,500,000. NeoMedia received cash proceeds from the transaction of $2,230,000 net of $270,000 fees paid to the Purchaser. The Agreement also provided for the issuance to the Purchaser, at no additional cost to the Purchaser, warrants to purchase shares of the Company's common stock. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchaser that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants by May 31, 2007, (ii) achieve effectiveness within 90 days of filing, and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidated damages amounting to 2% of the principal per month, but in no event shall consideration paid as liquidated damages exceed $500,000.

The Debentures are secured according to the terms of a Pledge and Security Agreement (the “Security Agreement”) dated August 23, 2006 and entered into in connection with a previous $5 million secured convertible debenture with the Purchaser, pursuant to which the Company agreed to provide to Purchaser a security interest in its assets to secure the Company's obligations under the financing transaction.

At any time from the closing date until December 29, 2008, the Purchaser has the right to convert the convertible debenture into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.06 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

The convertible debenture, at the option of the holder, affords the Purchaser anti-dilution protection should, at any time while the convertible debenture is outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible debenture shall be reduced to the lower price.

Under the terms of the agreement, the Purchaser also received warrants to purchase an aggregate of up to 42,000,000 shares of common stock. The warrants are exercisable at a price of $0.06 per share, subject to adjustment, included under anti-dilution protection similar to that described above. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Cornell Capital Partners contain a provision that, if at the time of exercise, NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on December 29, 2006, in connection with the secured convertible debenture. Such a default of the Investor Registration Rights Agreement constitutes an event of default under the warrant agreements issued in connection with the secured convertible debenture. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis the 42,000,000 of warrants they hold that were issued in connection with the secured convertible debenture.

The convertible debenture contains consequences in case of default. Events of default which could subject the Company to penalties, liabilities, and foreclosure upon the assets of the Company as specified in the Agreement include:

•	Any case or action of bankruptcy or insolvency commenced by the Company or any subsidiary, against the Company or adjudicated by a court against the Company for the benefit of creditors;

•	Any default in its obligations under a mortgage or debt in excess of $100,000;

•	Any cessation in the eligibility of the Company’s stock to be quoted on a trading market;

•	Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely;

•
Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option, the warrants as described and transacted in the securities purchase agreement and accompanying documents;

•	Any failure to deliver certificates within the specified time; and

•	Any failure, by the Company, to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account on account of an event of default within 3 days of the date due.

Other provisions included in the Agreement include the following:

•	The convertible debenture is convertible into common stock, at the option of the Purchaser, at any time after the effective date;

•
As promptly as practicable after any conversion date, and subject to an effective registration statement or an exemption from registration the Company shall cause its transfer agent to deliver a certificate representing the converted shares, free of any legends and trading restrictions for the number of shares converted;

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

•	Pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell’s consent NeoMedia cannot

•	issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

•
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

•	enter into any security instrument granting the holder a security interest in any of its assets of, or

•	file any registration statements on Form S-8.

•	In addition, pursuant to a security agreement between NeoMedia and the Purchaser signed in connection with the convertible debenture, the Purchaser has a security interest in all of NeoMedia’s assets.

NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on December 29, 2006, in connection with the secured convertible debenture, because the registration statement to register the shares underlying the secured convertible debenture issued on August 24, 2006 was not declared effective by the specified date. Due to the current default status, the Purchaser has certain material additional rights in this financing arrangement that did not previously exist. Specifically,

•	The full fair value of the secured convertible debenture is now callable in the amount of $2,500,000;

•	The warrants can be exercised on a cashless basis as described above;

•	NeoMedia is responsible for liquidated damages of 2% of the principal up to a maximum of $500,000;

•	The requirement for the Purchaser to maintain an ownership interest in NeoMedia of less than 5% is terminated;

The accounting for the secured convertible debenture has been updated to take into account certain specific accounting rules and regulations that are now applicable under the default provision.

•
NeoMedia incurred a charge to income from continuing operations on this secured convertible debenture to recognize the liability of the debenture at redemption value by fully writing off the debt discount.

•
The secured convertible debenture is reported as debt in the current liabilities section of the balance sheet rather than long term, because the debenture is callable as demand debt due to the default.

At the inception date of December 29, 2006, a summary of the allocation of the components of the transaction is as follows:

Instrument:
Convertible debenture	$2,500,000
Common stock warrants (1)	2,159,000
Embedded conversion feature	1,579,000
Derivative loss	(1,238,000)
Interest expense(2)	(2,770,000)
Total gross proceeds	$2,230,000

(1)	The Company issued warrants to purchase aggregate 42,000,000 shares of common stock in connection with the convertible debenture, as described above.

(2)
Due to the default status, the debentures were accreted up to the full fair value of $2,500,000 at inception and the financing costs of $270,000 were expensed to interest expense. As a result of the default, NeoMedia recorded total charges to income in the amount of $4,008,000, which is more than the face value of the debenture of $2,500,000.

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), the Company determined that the conversion feature of the debenture met the criteria of an embedded derivative and therefore the conversion feature of the debenture needed to be bifurcated and accounted for as a derivative. The debenture does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debenture is not fixed. Furthermore, there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at December 31, 2006:

Shares of common stock
Common stock warrants	42,000,000
Embedded conversion feature (1)	55,555,556
97,555,556

(1)
The terms of the embedded conversion features in the convertible debenture provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of December 31, 2006 was calculated as the face value of $2,500,000, divided by 90% of the lowest closing bid price for the 30 trading days preceding December 31, 2006.

Derivative loss for the year ended December31, 2006, 2005 and 2004 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $1,238,000 and $0 and $0, respectively, and is reported as “Change in fair value from revaluation of warrants in derivative financial instruments” and “Gain on embedded conversion features of derivative financial instruments” in the accompanying consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2006 are as follows:

Holder	Cornell Capital Partners
Instrument	Warrants
Exercise price	$0.06
Remaining Term (years)	5.0
Volatility	158.89%-165.86%
Risk-free rate	4.70%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument:	Features
Conversion prices	$0.06
Remaining terms (years)	2.0
Equivalent volatility	163.66%
Equivalent interest-risk adjusted rate	9.08%
Equivalent credit-risk adjusted yield rate	15.25%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

The fair value of derivative financial instruments recorded as of December 31, 2006 and 2005 was:

	As of December 31,
	2006	2005
Warrants and embedded conversion features in preferred stock	$9,217	$—
Warrants and embedded conversion features in debentures	15,679	—
Fair value of future payment obligation	564	—
Special preference stock of Mobot	359	—
Total derivative financial instruments	$25,819	$—

Standby Equity Distribution Agreements with Cornell

On October 27, 2003, NeoMedia and Cornell Capital Partners (“Cornell”) entered into a $20 million Standby Equity Distribution Agreement (the “2003 SEDA”). The agreement provided for a maximum “draw” of $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell was obligated to purchase up to $20 million of the Company’s common stock over a two-year period. The SEDA became effective during January 2004, and expired after a two-year term in January 2006. During the years ended December 31, 2006, 2005, and 2004, NeoMedia sold shares of its common stock to Cornell pursuant to the 2003 SEDA as follows:

	Years ended December 31,
	2006	2005	2004

Number of shares sold to Cornell	751,880	26,435,512	112,743,417

Gross Proceeds from sale of shares	$234,000	$9,527,000	$10,123,000
Less: discounts and fees*	(24,000)	(1,022,000)	(1,967,000)
Net Proceeds from sale of shares	$210,000	$8,505,000	$8,156,000

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

As a commitment fee for Cornell to enter into the 2005 SEDA, NeoMedia issued 50 million warrants to Cornell with an exercise price of $0.20 per share for a term of three (3) years, and also paid a cash commitment fee of $1 million. During the nine months ended September 30, 2006, Cornell exercised 40 million of the warrants, generating cash proceeds of $8 million to NeoMedia. During August 2006, in connection with the Convertible Debenture, NeoMedia repriced the remaining 2 million warrants to an exercise price of $0.10 per share. NeoMedia also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee in connection with the 2005 SEDA, which have not been exercised. NeoMedia recorded the $13,256,000 fair value of the warrants to “Deferred equity financing costs” at inception. This amount was written off during the three months ended September 30, 2006 because the Company believes that it can no longer consider the SEDA a viable financing source due to the utilization of the preferred stock financing and the debenture financing.

Promissory Note Payable to Cornell

On March 30, 2005, NeoMedia borrowed from Cornell the principal amount of $10,000,000 before discounts and fees in the form of a secured promissory note. Cornell withheld structuring and escrow fees of $68,000 related to the note. The note was originally scheduled to be repaid at a rate of $1,120,000 per month commencing May 1, 2005, which was subsequently changed to $840,000 per month, continuing until principal and interest were paid in full. The note accrued interest at a rate of 8% per annum on any unpaid principal. In connection with the note, NeoMedia and Cornell entered into a security agreement under which the note was secured by all of NeoMedia's assets other than its patents and patent applications. During the period from March 30, 2005 through January 9, 2006, NeoMedia made payments against the principal totaling $7,210,000. On February 17, 2006, NeoMedia retired the balance of the principal in the amount of $2,790,000, plus accrued interest of $419,000, from the proceeds of the Series C convertible preferred financing arrangement with Cornell. In connection with the payment and issuance of the Series C convertible preferred stock, NeoMedia recognized a loss on extinguishment of debt of $1,964,000 during the year ended December 31, 2006.

On October 18, 2004, NeoMedia borrowed from Cornell the gross amount of $1,085,000 before discounts and fees. Cornell withheld a retention fee of $85,000 related to the issuance of stock to pay off the debt in the future. NeoMedia paid this note in full during the first quarter of 2005. NeoMedia invested the proceeds from the note in iPoint-media pursuant to the investment agreement between us and I-Point Media Ltd.

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

NeoMedia also granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share during January 2004. In April 2004, NeoMedia filed a Form SB-2 to register 40 million shares underlying warrants granted to Cornell (and subsequently transferred by Cornell to Stone Street Asset Management LLC) in connection with a promissory note issued by the Company to Cornell. In May 2004, the Form SB-2 was declared effective by the Securities and Exchange Commission. The fair value of the warrants using the Black-Scholes pricing model was $5,000,000. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, NeoMedia compared the relative fair values of the warrants and the face value of the notes, and allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note issued in January 2004 and $0.5 million against the $1 million note in April 2004. The $2.5 million was recorded as a discount against the carrying value of the note. The $2.5 million that was allocated to the notes is considered a discount on the promissory notes, and therefore was amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, “Debt Issue Costs” of SFAS 141, “Business Combinations”. Accordingly, NeoMedia recorded an amortization of discount of $2,500,000 related to the warrants during the year ended December31, 2004. Stone Street Asset Management LLC exercised the warrants during November 2004, resulting in net funds to NeoMedia of $2 million.

6. PROPERTY AND EQUIPMENT

As of December 31, 2006 and 2005, property and equipment consisted of the following:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Furniture and fixtures	$426	$264
Equipment	1,110	186
Autos	17	17
Leasehold improvements	74	2
Total	1,627	469
Less: Accumulated depreciation	(1,188)	(359)
Total property and equipment, net	$439	$110

Depreciation expense was $330,000, $92,000 and $63,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of December 31, 2006 and 2005, goodwill consisted of the following:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Goodwill resulting from acquisition of Gavitec	$3,418	$—
Goodwill resulting from acquisition of BSD	4,402	—
Goodwill resulting from acquisition of 12Snap	62	—
Goodwill, net	$7,882	$—

Goodwill activity for the years ended December 31, 2006 and 2005 was as follows:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Beginning Balance	$—	$—
Additions (acquisitions of Gavitec, BSD, and 12Snap)	26,209	—
Impairment loss (Note 2)	(18,327)	—
Ending Balance	$7,882	$—

Other Intangible Assets

As of December 31, 2006 and 2005, intangible assets consisted of the following:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Customer Contracts, net	$1,416	$—
Proprietary Software, net	8,110	141
Patents, net	2,839	3,133
Brand Name and Copyrighted Materials, net	1,659	—
Other intangible assets, net	$14,024	$3,274

Customer contracts activity for the year ended December 31, 2006 and 2005 was as follows:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Beginning Balance	$—	$—
Additions	1,700	—
Amortization	(284)	—
Ending Balance	$1,416	$—

Amortization expense of customer contracts was $284,000, $0 and $0 for the years ended December 31, 2006, 2005 and 2004 respectively. The weighted-average amortization period of customer contracts as of December 31, 2006 was5.0 years.

Proprietary and purchased software activity for the year ended December 31, 2006 and 2005 was as follows:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Beginning Balance	$140	$89
Additions	9,128	110
Amortization	(1,158)	(59)
Ending Balance	$8,110	$140

Amortization expense of proprietary and purchased software was $1,158,000, $59,000 and $82,000 for the years ended December 31, 2006, 2005 and 2004 respectively. The weighted-average amortization period of proprietary and purchased software as of December 31, 2006 was 4.3 years.

Capitalized patent activity for the year ended December 31, 2006 and 2005 was as follows:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Beginning Balance	$3,133	$2,174
Additions	12	1,651
Impairment loss	—	(336)
Amortization	(306)	(356)
Ending Balance	$2,839	$3,133

Amortization expense of capitalized patents was $307,000, $356,000 and $321,000 for the years ended December 31, 2006, 2005 and 2004 respectively. The weighted-average amortization period of capitalized patents as of December 31, 2006 was 2.4 years.

Brand name and copyrighted materials and other intangible assets activity for the year ended December 31, 2006 and 2005 was as follows:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Beginning Balance	$—	$—
Additions	1,830	—
Amortization	(171)	—
Ending Balance	$1,659	$—

Amortization expense of brand name and copyrighted materials and other intangible assets was $171,000, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted-average amortization period of brand name and copyrighted materials and other intangible assets as of December 31, 2006 was 2.1 years.

As of December 31, 2006, the Company estimated future amortization expense of intangible assets for the next five years to be:

2007	$2,239
2008	2,183
2009	2,133
2010	2,102
2011	1,752

8.  INVESTMENTS: MARKETABLE SECURITIES, AND OTHER LONG TERM ASSETS

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc (“PUPS”) restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C convertible preferred stock, NeoMedia received marketable securities with a fair value of $579,000, of which, $200,000 represented 20,000,000 shares of PUPS common stock and $379,000 in notes designated as held to maturity. PUPS is a retail operator and franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS is being recorded as available-for-sale securities and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the condensed consolidated statement of operations and comprehensive income (loss). In the 4th quarter of 2005, NeoMedia incurred a charge of $250,000 to impair its investment in Intactis Software.

The investments in marketable securities are summarized as follows:

	As of December 31, 2006
	Cost	Unrealized Holding Gains (Losses)	Impairment Amount Realized	Fair Value

Available-for-sale-PUPS	$450,000	($393,333)	$—	$56,667
Available-for-sale-Intactis	250,000	—	(250,000)	—

Other long term assets, Investments:

Held to maturity securities consist of four notes receivable from PUPS with a face value of $1,611,000 and a fair value of $0. NeoMedia incurred an impairment charge in the 4th quarter of 2006 to write the notes receivable down to their expected realizable value. The notes are delinquent and accrue interest at rates between 12 - 24%. NeoMedia has not recorded any interest since the Company is using the cost recovery method.

Investment in Mobot consists of shares of FMS Group, representing NeoMedia’s 18% ownership of FMS Group, which will operate the Mobot business, after NeoMedia’s divestiture of Mobot.

Investment in Sponge consists of shares of Sponge, representing NeoMedia’s 7.5% ownership of Sponge, after NeoMedia’s divestiture of Sponge.

NeoMedia’s other long term investments are summarized as follows:

	As of December 31, 2006
	Cost	Unrealized Holding Gains (Losses)	Impairment Amount Realized	Fair Value
Held to maturity, notes receivable PUPS	$379,000	$—	($379,000)	$—
Investment in Mobot	1,926,180	—	—	1,926,180
Investment in Sponge	1,398,675	—	—	1,398,675

9. ALLOWANCE FOR DOUBTFUL ACCOUNTS, INVENTORY RESERVE, AND CONCENTRATIONS OF CREDIT RISK

Allowance for doubtful accounts activity for the years ended December 31, 2006 and 2005 was as follows:

	As of December 31,
	2006	2005
	(US dollars in thousands)

Beginning balance	($14)	($16)
Bad debt expense	(137)	(16)
Write-off of uncollectible accounts	5	18
Ending balance	($146)	($14)

Inventory reserve for the year ended December 31, 2006 and 2005 was $53,000 and $0, respectively.

Financial instruments that potentially subject NeoMedia to concentrations of credit risk consist primarily of trade accounts receivable with customers. NeoMedia extends credit to its customers as determined on an individual basis and has recorded an allowance for doubtful accounts of $69,000 and $14,000 as of December 31, 2006 and 2005, respectively, on its consolidated balance sheet.

10. COMPREHENSIVE LOSS

Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ investment that, under accounting principles generally accepted in the United States, are excluded from net income. Changes in the components of other comprehensive loss are as follows:

	Unrealized gain/(loss) on marketable securities			Foreign currency translation adjustment			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Beginning balance	($146)	$—	$—	($31)	($60)	$—	($177)	($60)	$—
Annual activity	(247)	(146)	—	(286)	29	(60)	(533)	(117)	(60)
Ending balance	($393)	($146)	$—	($317)	($31)	($60)	($710)	($177)	($60)

11. INCOME TAXES

For the years ended December 31, 2006 and 2005, the components of income tax expense were as follows:

	2006	2005
(in thousands)
Current	$-	$-
Deferred	-	-
Foreign	-	-
Income tax expense.(benefit)	$-	$-

As of December 31, 2006 and 2005, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	2006	2005
	(in thousands)
Net operating loss carryforwards (NOL)	$39,967	$33,157
Capital loss	3,689	-
Write-off of long-lived assets	3,012	2,516
Stock options compensation	1,930	140
Capitalized software development costs and fixed assets	709	881
Deferred revenue	236	-
Alternative minimum tax credit carryforward	45	45
Provisions for doubtful accounts	38	102
Accruals	-	598
State taxes	-	151
Total deferred tax assets	49,626	37,590
Valuation allowance	(49,626)	(37,590)
Net deferred tax asset	$-	$-

Because it is more likely than not that NeoMedia will not realize the benefit of its deferred tax assets, a valuation allowance has been established against them.

For the years ended December 31, 2006 and 2005, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	2006	2005
	(in thousands)
Benefit at federal statutory rate	$(22,929)	$(3,150)
State income taxes, net of federal	(2,671)	(367)
Permanent and other, net	13,358	(166)
Change in valuation allowanance	12,242	3,683

As of December 31, 2006, NeoMedia had net operating loss carry forwards for federal tax purposes totaling approximately $100,200,000 (excluding Mobot losses of $995,000 which were disposed of with the subsidiary) which may be used to offset future taxable income, or, if unused, expire between 2011 and 2020 and a capital loss carry forward of $9,200,000. As a result of certain of NeoMedia's equity activities, NeoMedia anticipates that the annual usage of its pre-1998 net operating loss carry forwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, NeoMedia owned the subsidiaries 12 Snap, Gavitec, and NeoMedia Telecom (Triton), with foreign operations that are not included with NeoMedia’s consolidated income tax noted above. These subsidiaries have income tax expense as follows:

Provision for income taxes (in thousands)
2006
12 Snap	$—
Gavitec	—
Triton	—
Total	$—

These foreign subsidiaries have net operating loss carry forwards that are estimated to be as follows:

2006
12 Snap	$46,857
Gavitec	2,277
Triton	2,034
Total	$51,168

These foreign subsidiaries have estimated deferred tax assets and liabilities, not included in NeoMedia’s consolidated deferred tax assets stated above, that are fully offset with a valuation allowance as indicated in the following table. Due to the uncertainty of the utilization and recoverability of the loss carry forwards and other deferred tax assets, the Company has reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable. The company has elected to recognize the benefit of acquired foreign-company NOLs and other deferred tax assets to offset approx $3,684 of deferred tax liabilities that otherwise would have been recorded as an adjustment to goodwill in connection with the intangible assets acquired. Any subsequent de-recognition of these deferred tax benefits should be reflected as a charge to earnings rather than as an adjustment to goodwill.

Estimated deferred tax asset/(liability) (thousands)

2006
Net operating loss carry forward	$17,758
Property Plant and equipment	103
Investment greater than book value	451
Deferred revenue	487
Accrued expenses	399
Intangible assets	(706)
Total	$18,492

Less valuation allowance	(18,492)

Net deferred tax asset	$—

12. TRANSACTIONS WITH RELATED PARTIES

On November 1, 2005, NeoMedia acquired a used automobile for $17,000 from Charles T. Jensen, its President, Chief Executive Officer and a member of its board of directors.

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $759,000 of Micro Paint Repair products to Automart, Inc. In the third quarter of 2006, NeoMedia established a reserve for bad debt against the open accounts receivable, and wrote off the deferred revenue and deferred costs, incurring a net charge to its statement of operations of $653,000. NeoMedia will recognize revenue on these shipments if and when collectibility is reasonably assured. David A. Dodge, NeoMedia’s Chief Financial Officer, and Kevin Hunter, NeoMedia’s Chief Scientist, are each members of the board of directors of Automart, a publicly traded company trading in the Over-the-counter Bulletin Board.

13. COMMITMENTS AND CONTINGENCIES

NeoMedia leases its office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. NeoMedia has incurred rent expense from continuing operations as follows:

	For the years ended December 31, (in thousands)

	2006	2005	2004
Total rent expense	$652	$233	$106

NeoMedia is party to various commitments and contingencies, such as:

•	NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases;

•	NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities;

•	NeoMedia is party to various consulting agreements that carry payment obligations into future years;

•
NeoMedia issued Series C convertible preferred shares with face value of $21,567,000 and convertible debentures with a face value of $7,500,000 that are subject to conversion at future dates, plus liquidated damages of $2,093,000 relating to these convertible instruments;

•	NeoMedia holds notes payable to certain vendors and silent partners of an acquired subsidiary that mature at various dates in the future; and

•
Resulting from the acquisition of 12 Snap, NeoMedia has a commitment to pay approximately $1 million of remaining obligations to Silent Partners of 12Snap that come due by March 31, 2007. The payments have not been made as of the date of this filing.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(US dollars in thousands)
						Series C
		Vendor &		Subsidiary		Convertible
	Operating	Consulting	Notes	Acquisition	Convertible	Preferred
	Leases	Agreements	Payable	Commitments	Debentures	Stock	Total

2007	$693	$1,069	$2,155	$22,367	$7,500	25,514	$59,299
2008	399	124	—	—	—	—	522
2009	85	—	—	—	—	—	85
2010	15	—	—	—	—	—	15
2011	—	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—	—
Total	$1,192	$1,193	$2,155	$22,367	$7,500	$25,514	$59,921

On June 15, 2006, the Company issued 3,721,698 shares of its common stock a an initial payment against debt and accrued interest owed to Wayside Solutions, Inc. (“Wayside”), a corporation that had provided financing to BSD prior to the acquisition of to BSD by the Company. Prior to the acquisition, the Company reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The shares contain a make whole provision that calls for additional shares to be issued in the event the value of the original shares at the time of registration is less than the value at the time they were issued.

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

On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Discovery is ongoing.

14. DEFINED CONTRIBUTION SAVINGS PLAN

NeoMedia maintains a defined contribution 401(k) savings plan. Participants may make elective contributions up to established limits. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The plan provides for matching and discretionary contributions by NeoMedia, although no such contributions to the plan have been made to date.

15. STOCK BASED COMPENSATION

Equity-based Compensation Plans

Effective February 1, 1996, NeoMedia adopted the 1996 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 1,500,000 shares of NeoMedia's common stock. A total of 1,046,048 shares were issued upon the exercise of options granted under the 1996 Stock Option Plan from its inception through December 31, 2006. Effective on February 1, 2006, the 1996 Stock Option Plan expired.

Effective March 27, 1998, NeoMedia adopted the 1998 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 8,000,000 shares of NeoMedia's common stock. The stock option committee of the board of directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant. Options generally vest 20% upon grant and 20% per year thereafter. The options expire ten years from the date of grant. As of December 31, 2006, options to purchase 145,450 shares of common stock remained available for issuance under the 1998 Stock Option Plan.

Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan. The 2002 Stock Option Plan provides for authority for the stock option committee of the board of directors to grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of December 31, 2006, options to purchase 20,000 shares of common stock remained available for issuance under the 2002 Stock Option Plan.

Effective September 24, 2003, NeoMedia adopted its 2003 Stock Option Plan. The 2003 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 150,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of December 31, 2006, options to purchase 17,676,686 shares of common stock remained available for issuance under the 2003 Stock Option Plan.

Effective December 16, 2005, NeoMedia adopted its 2005 Stock Option Plan. The 2005 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 60,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of December 31, 2006, NeoMedia has not registered the 60,000,000 shares underlying the options in the 2005 Stock Option Plan, and as a result options to purchase all 60,000,000 shares of common stock remained available for issuance under the 2003 Stock Option Plan.

Effective October 31, 2003, NeoMedia adopted the 2003 Stock Incentive Plan. Under the terms of the 2003 Stock Incentive Plan, NeoMedia has set aside up to 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. As of December 31, 2006, 1,725,408 shares of common stock remained available for issuance under the 2003 Stock Incentive Plan.

Stock Option Plans

The following table summarizes the status of NeoMedia's 2003, 2002, 1998 and 1996 stock option plans as of and for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands)		(In thousands)		(In thousands)

Outstanding at beginning of year	100,041	$0.18	52,804	$0.06	33,512	$0.23
Granted	28,297	$0.33	58,510	$0.28	32,752	$0.10
Exercised	(2,931)	$0.12	(7,954)	$0.11	(12,860)	$0.23
Forfeited	(19,585)	$0.29	(3,319)	$0.22	(600)	$0.09
Outstanding at end of year	105,822	$0.20	100,041	$0.18	52,804	$0.06

Options exercisable at year-end	77,920		53,952		34,680

Weighted-average fair value
of options granted during the year	$0.10		$0.28		$0.10

Available for grant at the end of the year	17,970		26,682		81,873

The following table summarizes information about NeoMedia's stock options outstanding as of December 31, 2006:

Options Outstanding					Options Exercisable
		Weighted-		Weighted-		Weighted-
Range		Average		Average		Average
of Exercise	Number	Remaining		Exercise	Number	Exercise
Prices	Outstanding	Contractual Life		Price	Exercisable	Price
	(In thousands)				(In thousands)

$0.01 to $0.10	30,374	5.3	years	$0.02	29,564	$0.02
0.11 to 0.20	13,671	6.6	years	$0.11	11,049	$0.11
0.21 to 0.30	28,485	7.8	years	$0.25	20,934	$0.25
0.31 to 0.40	32,846	9.1	years	$0.36	15,965	$0.35
0.41 to 7.00	446	8.9	years	$0.73	408	$0.75
$0.01 to $7.00	105,822	7.3	years	$0.20	77,920	$0.17

During the years ended December 31, 2006, 2005 and 2004, NeoMedia made the following option grants:

	2006		2005		2004
	Range of	Options	Range of	Options	Range of	Options
	Exercise	Granted	Exercise	Granted	Exercise	Granted
Recipients	Prices		Prices		Prices
		(In thousands)		(In thousands)		(In thousands)
Employees	$0.01 to $0.414	27,672	$0.227 to $0.516	51,010	$0.062 to $0.128	23,290
Non-employee directors	—	—	$0.239 to $0.328	6,500	$0.01 to $0.075	3,357
Non-employees	$0.285 to $0.295	625	$0.239	1,000	$0.025 to $0.10	6,105
Total	$0.01 to $0.414	28,297	$0.227 to $0.516	58,510	$0.01 to $0.128	32,752

Adoption of FASB Statement No. 123

Prior to January 1, 2006, NeoMedia accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123(R)”). No stock-based employee compensation cost was recognized in the statement of operations for the fiscal years or interim periods ended prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, NeoMedia adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, NeoMedia’s net loss for year ended December 31, 2006 is $4,822,000 higher (including $495,000 relating to discontinued operations) than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share, as well as loss per share attributable to common shareholders, are each higher by $0.01 per share for the year ended December 31, 2006 than they would have been if NeoMedia had not adopted Statement 123(R). Estimated income tax benefits recognized during the year ended December 31, 2006 were offset by a valuation allowance since realization was not reasonably assured.

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

The following table illustrates the effect on net loss and loss per share if NeoMedia had applied the fair value recognition provisions of Statement 123(R) to options granted under NeoMedia’s stock option plans in 2004 and 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net Loss, as reported	($9,147)	($7,230)

Add: stock-based employee compensation
expense included in reported net income,
net of related tax effects	—	—

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(4,124)	(1,445)
Pro-forma net loss	($13,271)	($8,675)

Net Loss per share:
Basic and diluted - as reported	($0.02)	($0.02)
Basic and diluted - pro-forma	($0.03)	($0.03)

Note that the above pro forma disclosures are provided for the years ended December 31, 2005 and 2004 because employee stock options were not accounted for using the fair-value method during those periods.

NeoMedia’s stock option plans permit the grant of share options and shares to NeoMedia’s employees, board of directors, and outside consultants. NeoMedia believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of NeoMedia’s stock at the date of grant; those option awards generally vest over a period of 3 years and have 10-year contractual terms. Shares granted upon the exercise of stock options are newly issued shares. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because the Black-Scholes valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the expected impact on future stock price of expected future revenue and earnings, historical volatility of NeoMedia’s stock, and other factors. NeoMedia uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

	Year ended December 31,
	2006	2005	2004
Volatility	56 - 117%	385 - 434%	438 - 451%
Expected dividends	—	—	—
Expected term (in years)	3	3	3
Risk-free rate	4.35%	4.50%	4.50%

As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia’s volatility decreased significantly for stock based compensation granted during the year ended December 31, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available.

A summary of option activity under the Plans as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(in years)	(In thousands)

Outstanding at January 1, 2006	100,041	$0.18
Granted	28,297	$0.33
Exercised	(2,931)	$0.12
Forfeited	(19,585)	$0.29
Outstanding at December 31, 2006	105,822	$0.20	7.3	$1,125

Vested or expected to vest at December 31, 2006	77,920	$0.17	6.7	$1,125

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $0.10. The total intrinsic value of options exercised during the year ended December 31, 2006 was $450,000. Total cash received from options exercised was $355,000 for the year ended December 31, 2006.

A summary of the status of NeoMedia’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2006	44,215	$0.18
Granted	16,680	$0.11
Vested	(16,385)	$0.33
Forfeited	(16,608)	$0.23
Nonvested at December 31, 2006	27,902	$0.21

As of December 31, 2006, there was $5,122,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Stock Incentive Plan

Under the shareholder-approved 2003 Stock Incentive Plan, NeoMedia has set aside up to 30,000,000 shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. During the years ended December 31, 2006, 2005, and 2004, NeoMedia issued shares from the 2003 Stock Incentive Plan as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)

Shares issued under 2003 Stock Incentive Plan	18,432	593	3,476

Aggregate grant date fair value of shares issued	$2,211	$220	$359

Expense recognized (1)	$2,244	$194	$133

(1) - $219,000 expense was recognized and accrued prior to January 1, 2004 for shares issued in 2004.

Other Stock Based Compensation Expense

On February 8, 2005, the Company issued 1,000,000 options to buy shares of the Company's common stock to two outside consultants with a strike price of $0.239 per share for consulting services to be rendered to the Company over a two-year period. The grant date fair value of the options was $239,000. The Company recognized $136,000, $103,000, and $0 in sales and marketing expense related to these grants during the years ended December 31, 2006, 2005 and 2004, respectively.

During the period January through June 2004, the Company issued 106,674 options to buy shares of the Company's common stock to James J. Keil, an outside director, with an exercise price of $0.01 per share for consulting services rendered to the Company during that time. The Company recognized the aggregate grant date fair value of $0, $0, and $9,000 in general and administrative expense during the years ended December 31, 2006, 2005 and 2004, respectively.

On February 8, 2004, the Company issued 5,555,556 options to buy shares of the Company's common stock to an outside consultant, with an exercise price of $0.01 per share for consulting services rendered to the Company’s Micro Paint Repair business over a period of three years from the date of issuance. The Company recorded the fair value of the options of $550,000 as deferred stock compensation at the time of issuance, and spread the expense over the service period. The contract was terminated during the second quarter of 2005, and the Company recognized expense to write off the remaining deferred stock compensation at that time. Accordingly, the Company recognized $0, $368,000 and $182,000 in sales and marketing expense related to this grant during the years ended December 31, 2006, 2005 and 2004, respectively.

On January 16, 2004, the Company issued 50,000 options to buy shares of the Company's common stock to an outside consultant with an exercise price of $0.025 per share for consulting services rendered to the Company. The Company recognized the grant date fair value of $0, $0, and $7,000 in general and administrative expense during the years ended December 31, 2006, 2005 and 2004, respectively.

  Warrants

Warrant activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

Warrants Outstanding as of December 31, 2003	26,195,000
Warrants issued	44,150,000
Warrants exercised	(51,510,000)
Warrants expired	(10,000)

Warrants Outstanding as of December 31, 2004	18,825,000
Warrants issued	54,000,000
Warrants exercised	(50,000)
Warrants expired	(1,400,000)

Warrants Outstanding as of December 31, 2005	71,375,000
Warrants issued (See Note 4)	294,000,000
Warrants exercised	(49,000,000)
Warrants expired	(50,000)

Warrants Outstanding as of December 31, 2006	316,325,000

The following table summarizes information about warrants outstanding at December 31, 2006, all of which are exercisable:

		Weighted-		Weighted-
		Average		Average
Range of	Warrants	Remaining		Exercise
Exercise Prices	Outstanding	Contractual Life		Price
	(In thousands)

$— to $0.03	2,550	1.5	years	$0.01
0.04 to 0.06	303,500	4.4	years	$0.04
0.07 to 3.56	10,275	3.0	years	$0.25
$— to $6.00	316,325	4.4	years	$0.05

Refer to Note 5 for discussion of warrants issued to Cornell Capital Partners during 2006.

On February 14, 2006, NeoMedia issued 2,000,000 warrants with an exercise price of $0.328 and a term of five years to an unrelated third party as a fee for negotiating and structuring the Series C convertible preferred stock sale.

During March 2005, in connection with the signing of the 2005 SEDA, NeoMedia issued 50,000,000 warrants to Cornell with an exercise price of $0.20 per share, and 4,000,000 warrants with an exercise price of $0.229 to an independent third party as a fee for negotiating and structuring the SEDA. The Company charged the fair value of the warrants of $12.3 million to “Deferred equity financing costs.” 20,000,000 warrants were exercised in February 2006, generating $4 million cash proceeds to NeoMedia.

During March 2004, the Company granted 4,000,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.11 per share to an outside consultant as a finder fee related to financing received by NeoMedia. The Company charged the fair value of the warrants of $440,000 as a reduction to capital accounts.

During February 2004, the Company granted 150,000 warrants to purchase shares of NeoMedia common stock at an exercise price of $0.102 per share to an outside consultant. The Company recognized $0, $0, and $15,000 in general and administrative expense relating to the warrant issuance during the years ended December 31, 2006, 2005, and 2004, respectively. During February 2005, the holder exercised 50,000 of the warrants, resulting in proceeds of $5,100 to NeoMedia. The remaining 100,000 warrants were not exercised as of December 31, 2005.

During January 2004, the Company granted to Cornell 40,000,000 warrants to purchase shares of NeoMedia stock with an exercise price of $0.05 per share, as consideration for the issuance of two promissory notes by Cornell to NeoMedia. The first note was for a face amount of $4 million and was issued in January 2004; the second was for a face amount of $1 million issued in April 2004. The fair value of the warrants using the Black/Scholes pricing model was $5 million. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company compared the relative fair values of the warrants and the face value of the notes, and allocated a value of $2.5 million to the warrants. Of the $2.5 million, $2 million was allocated to the $4 million note issued in January 2004 and $0.5 million against the $1 million note in April 2004. The $2.5 million was recorded as a discount against the carrying value of the note. The $2.5 million that was allocated to the notes is considered a discount on the promissory notes, and therefore was amortized over the life of the notes using the effective interest method, in accordance with Staff Accounting Bulletin No. 77, Topic 2.A.6, “Debt Issue Costs” of SFAS 141, “Business Combinations”. Accordingly, the Company recorded an amortization of discount of $2,500,000 related to the warrants during the year ended December 31, 2004. The warrants were subsequently assigned by Cornell to Stone Street Asset Management LLC. Stone Street Asset Management LLC exercised the warrants during November 2004, resulting in net funds to NeoMedia of $2 million.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly results of operations for the Company for fiscal 2006 and 2005. NeoMedia believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or any other quarter.

(in thousands, except per share data):

	2006
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$1,122	$3,229	$3,201	$2,757	$10,309
Gross profit	604	1,775	1,881	2,186	6,446
Net Income (loss) from continuing operations	(778)	6,279	(28,482)	(29,272)	(52,252)
Discontinued operations	(539)	(1,147)	(2,427)	(11,072)	(15,186)
Net Income (loss)	($1,317)	$5,132	($30,909)	($40,344)	($67,438)

Net loss per share - basic and diluted*	($0.00)	$0.01	($0.05)	($0.06)	($0.11)

	2005
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$292	$276	$193	$116	$877
Gross profit	118	127	76	(27)	294
Net Income (loss) from continuing operations	(958)	(1,635)	(1,569)	(2,984)	(7,146)
Discontinued operations	(261)	(665)	(381)	(694)	(2,001)
Net Income (loss)	($1,219)	($2,300)	($1,950)	($3,678)	($9,147)

Net loss per share - basic and diluted*	($0.00)	($0.01)	($0.00)	($0.01)	($0.02)

*	- The sum of the quarterly net loss per share will not necessarily equal the net loss per share for the year due to the effects of rounding

First, second, and third quarters of 2006 are restated for adjustment to NeoMedia Telecom Services revenue (See Note 20).

17. SEGMENT AND GEOGRAPHICAL INFORMATION

As of December 31, 2006, NeoMedia was structured and evaluated by its Board of Directors and Management as two distinct business units:

•	NeoMedia Mobile (NMM) - encompassing NeoMedia’s physical-world-to-internet and mobile marketing technologies branded under qode®, 12Snap, and Gavitec; and

•	NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of BSD Software, acquired in March 2006.

NeoMedia’s reportable segments are strategic business units that offer different technology and marketing strategies. NMM is headquartered in Ft. Myers, Florida, and operates principally in the United States and in Europe through the 2006 acquisitions 12Snap (Germany) and Gavitec (Germany). NTS is headquartered in Calgary, Alberta, Canada and presently primarily operates within Canada.

On August 30, 2006, NeoMedia signed a non-binding letter of intent to sell its NMPR business unit. As a result of the letter of intent to sell NMPR, results of operations of NMPR are shown under the caption “Net loss from Micro Paint business to be sold” on the accompanying consolidated financial statements, and as such are no longer included in this segment reporting.

During the first quarter of 2007, NeoMedia decided to sell its 12Snap and NTS businesses as well. The results of operations for 12Snap and NTS are included in NeoMedia’s continuing operations for the year ended December 31, 2006. These businesses will be classified as held for sale and the corresponding results of operations will be shown as discontinued operations during 2007.

Consolidated net sales and net loss from continuing operations for the years ended December 31, 2006, 2005, and 2004, and identifiable assets as of December 31, 2006 by geographic area were as follows:

	Year Ended December 31,
	2006	2005	2004
Net Sales(1):	(in thousands)
United States	$663	$877	$973
Germany	5,084	—	—
United Kingdom	1,209	—	—
Canada	1,371	—	—
Italy	1,152	—	—
Other	830	—	—
	$10,309	$877	$973

Net Loss from Continuing Operations(1):
United States	($29,158)	($7,146)	($6,272)
Germany	(22,328)	—	—
United Kingdom	194	—	—
Canada	(1,001)	—	—
Italy	32	—	—
Other	9	—	—
	($52,252)	($7,146)	($6,272)

Identifiable Assets(1)
United States	$9,925	$8,353
Germany	16,986	—
United Kingdom	295	—
Canada	7,302	—
Other	545	—
	$35,053	$8,353

(1) - Segment reporting excludes the Micro Paint Repair, Mobot & Sponge business units discontinued operations and the assets and liabilities held for sale.

Consolidated net sales, net operating losses for the years ended December 31, 2006, 2005, and 2004, and identifiable assets as of December 31, 2006 and 2005, by business unit were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net Sales from Continuing Operations: (4)
NeoMedia Mobile (1)	$8,938	$244	$63
NeoMedia Telecom Services (2)	1,371	—	—
NeoMedia Consulting & Integration Services (3)	—	633	910
	$10,309	$877	$973

Net Loss from Continuing Operations: (4)
NeoMedia Mobile (1)	(8,975)	($2,020)	($1,312)
NeoMedia Telecom Services (2)	(1,001)	—	—
NeoMedia Consulting & Integration Services (3)	—	(1,548)	(343)
Corporate overhead	(9,651)	(2,463)	(4,617)
Impairment charge	(18,706)	(1,115)	—
Financing and other charges not associated with a particular segment	(13,919)	—	—
	($52,252)	($7,146)	($6,272)

Identifiable Assets (4)
NeoMedia Mobile (1)	$25,448	$3,056
NeoMedia Telecom Services (2)	1,709	—
Corporate	7,896	5,297
	$35,053	$8,353

(1) - NeoMedia Mobile consists of NeoMedia's qode® and patent business, Gavitec, and 12Snap. Gavitec operations are included in NeoMedia's consolidated financial results for the period February 24, 2006 through December 31, 2006. 12Snap operations are included in NeoMedia's consolidated financial results for the period March 1, 2006 through December 31, 2006. Net loss includes $563,000 of stock based compensation recognized pursuant to SFAS 123

(2) - NeoMedia Telecom Services consists of the operations of BSD Software, Inc., acquired March 21, 2006, and included in NeoMedia's consolidated financial results for the period March 22, 2006 through December 31, 2006. Net loss includes $405,000 of stock based compensation recognized pursuant to SFAS 123

(3) - NeoMedia Consulting & Integration Services business unit was wound down during the first quarter of 2006 and combined with the NeoMedia Mobile business unit. Results from operations previously included in this business unit are now included in the NeoMedia Mobile business unit

(4) - Segment reporting excludes the Micro Paint Repair, Mobot & Sponge business units discontinued operations and the assets and liabilities held for sale.

18. COMMON STOCK

Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of the common stock do not have cumulative voting rights, which means that the holders of more than one half of NeoMedia’s outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of NeoMedia’s directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the Board of Directors out of funds legally available for that purpose and, upon NeoMedia’s liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and nonassessable. Except as otherwise required by Delaware law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or proxy.

On September 24, 2003, the Company’s shareholders voted to increase the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 200,000,000 to 1,000,000,000. On June 28, 2006, the Company’s shareholders voted to increase the number of shares of authorized common stock, par value $0.01 per share, from 1,000,000,000 to 5,000,000,000

19. PREFERRED STOCK

NeoMedia is authorized to issue 25,000,000 shares of preferred stock, par value $0.01 per share. The Company may issue preferred stock in one or more series and having the rights, privileges, and limitations, including voting rights, conversion rights, liquidation preferences, dividend rights and preferences and redemption rights, as may, from time to time, be determined by the Board of Directors. Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as the Board of Directors deems appropriate. In the event that the Company determines to issue any shares of preferred stock, a certificate of designation containing the rights, privileges, and limitations of this series of preferred stock shall be filed with the Secretary of State of the State of Delaware. The effect of this preferred stock designation power is that the Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control of NeoMedia without further action by its stockholders, and may adversely affect the voting and other rights of the holders of the Company’s common stock. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of the Company’s common stock, including the loss of voting control to others.

Series A Preferred Stock. During December 1999, the Board of Directors approved a Certificate of Resolutions Designating Rights and Preferences of Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 1999. By this approval and filing, 200,000 shares of Series A Preferred Stock were designated. Series A Preferred carries the following rights:

•
The right to receive mandatory cash dividends equal to the greater of $0.001 per share or 100 times the amount of all dividends (cash or non-cash, other than dividends of shares of common stock) paid to holders of the common stock, which dividend is payable 30 days after the conclusion of each calendar quarter and immediately following the declaration of a dividend on common stock;

•	One hundred votes per each share of Series A Preferred on each matter submitted to a vote of the Company’s stockholders;

•
The right to elect two directors at any meeting at which directors are to be elected, and to fill any vacancy on the Board of Directors previously filled by a director appointed by the Series A Preferred holders;

•
The right to receive an amount, in preference to the holders of common stock, equal to the amount per share payable to holders of common stock, plus all accrued and unpaid dividends, and following payment of 1/100th of this liquidation preference to the holders of each share of common stock, an additional amount per share equal to 100 times the per share amount paid to the holders of common stock;

•
The right to exchange each share of Series A Preferred for 100 times the consideration received per share of common stock in connection with any merger, consolidation, combination or other transaction in which shares of common stock are exchanged for or converted into cash, securities or other property; and

•	The right to be redeemed in accordance with the Company’s stockholders rights plan.

While accrued mandatory dividends are unpaid, NeoMedia may not declare or pay dividends or distributions on, or redeem, repurchase or reacquire, shares of any class or series of junior or parity stock.

The Series A Preferred was created in connection with the Company’s stockholders rights plan. No shares of Series A Preferred were outstanding as of December 31, 2006.

Series A Convertible Preferred Stock. On June 19, 2001, the Board of Directors approved a Certificate of Designations to create 500,000 shares of a Class of Series A Convertible Preferred Stock for NeoMedia Technologies, Inc., filed with the Secretary of State of the State of Delaware on June 20, 2001. By this approval and filing, 47,511 shares are designated as Series A Convertible Preferred Stock and remain to be issued.. The Company’s Series A Convertible Preferred Stock, par value $0.01 per share, has the following rights:

•
Series A Convertible Preferred is convertible into shares of common stock at a one-to-one ratio, subject to proportional adjustments in the event of stock splits or combinations, and dividends or distributions of shares of common stock, at the option of the holder; shares are subject to automatic conversion as determined in each agreement relating to the purchase of shares of Series A Convertible Preferred;

•	Each share of Series A Convertible Preferred is entitled to receive a liquidation preference equal to the original purchase price of such share in the event of liquidation, dissolution, or winding up;

•
Upon merger or consolidation, or the sale, lease or other conveyance of all or substantially all of the Company’s assets, shares of Series A Convertible Preferred are automatically convertible into the number of shares of stock or other securities or property (including cash) to which the common stock into which it is convertible would have been entitled; and

•	Shares of Series A Convertible Preferred are entitled to one vote per share, and vote together with holders of common stock.

In June 2001, 452,489 shares of Series A Convertible Preferred were issued to About.com, Inc. pursuant to a certain Agreement for Payment in Common Stock, in lieu of cash payment to About.com for online advertising services. On January 2, 2002, such shares were converted into 452,489 shares of common stock.

Series B Convertible Redeemable Preferred Stock. On January 16, 2002, the Board of Directors approved a Certificate of Designation, Preferences, Rights and Limitations of Series B 12% Convertible Redeemable Preferred Stock of NeoMedia Technologies, Inc., filed with the Secretary of State of the State of Delaware on February 28, 2002. By this approval and filing, 100,000 shares were designated as Series B 12% Convertible Redeemable Preferred Stock. The Company’s Series B 12% Convertible Redeemable Preferred Stock, par value $0.01 per share, has the following rights:

•	Series B Preferred shares accrue dividends at a rate of 12% per annum, or $1.20 per share, between the date of issuance and the first anniversary of issuance;

•
Series B Preferred is redeemed to the maximum extent permitted by law (based on funds legally available for redemption) at a price per share of $15.00, plus accrued dividends (a total of $16.20 per share) on the first anniversary of issuance;

•	Series B Preferred receive proceeds of $12.00 per share upon the Company’s liquidation, dissolution or winding up;

•
To the extent, not redeemed on the first anniversary of issuance, Series B Preferred is automatically convertible into then existing general class of common stock on the first anniversary of issuance at a price equal to $16.20 divided by the greater of $0.20 and the lowest publicly-sold share price during the 90 day period preceding the conversion date, but in no event more than 19.9% of the Company’s outstanding capital stock as of the date immediately prior to conversion.

•
Upon merger or consolidation, or the sale, lease or other conveyance of all or substantially all of the Company’s assets, shares of Series B Preferred are automatically convertible into the number of shares of stock or other securities or property (including cash) to which the common stock into which it is convertible would have been entitled; and

•
Shares of Series B Preferred are entitled to one vote per share and vote with common stock, except where the proposed action would adversely affect the Series B Preferred or where the non-waivable provisions of applicable law mandate that the Series B Preferred vote separately, in which case Series B Preferred vote separately as a class, with one vote per share.

No shares of the Series B Convertible Redeemable Preferred Stock have been issued or are currently outstanding.

Series C Convertible Preferred Stock. On February 22, 2006, NeoMedia filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series C Convertible Redeemable Preferred Stock of NeoMedia Technologies, Inc. By the approval and filing, 27,000 shares were designated as Series C Convertible Preferred Stock. The Company’s Series C Convertible Preferred Stock, par value $0.01 per share, has the following rights:

•	Series C Convertible Preferred shares accrue dividends at a rate of 8% per annum;

•	Series C Convertible Preferred receive proceeds of $1,000 per share upon the Company’s liquidation, dissolution or winding up;

•
Each share of Series C Convertible Preferred shares shall be convertible, at the option of the holder, into shares of the Company’s common stock at the lesser of (i) Fifty Cents ($0.50) or (ii) 97% of the lowest closing bid price of the Company’s common stock for the thirty (30) trading days immediately preceding the date of conversion; and

•
At the Option of the Holders, if there are outstanding Series C Convertible Preferred shares on February 17, 2009, each share of Series C Preferred stock shall convert into shares of common stock at the Conversion Price then in effect on February 17, 2009; and

•	Series C Convertible Preferred shares have voting rights on an as converted basis with the common stock.

As of December 31, 2006, 21,622 shares of Series C Convertible Preferred Stock are issued and outstanding. The Company has no present agreements relating to or requiring the designation or issuance of additional shares of preferred stock.

20. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the company had overstated its net sales and its cost of goods sold during the year ended December 31, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the years ended December 31, 2005 or 2004, or any interim periods during 2005 or 2004.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three month periods ended March 31, 2006, June 30, 2006, and September 30, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously	Restatement	Restated
	Reported	Adjustment	Total
Three months ended March 31, 2006
Net sales	$232	($205)	$27
Cost of sales	205	(205)	---

Three months ended June 30, 2006
Net sales	$2,937	($2,422)	$515
Cost of sales	2,422	(2,422)	---

Six months ended June 30, 2006
Net sales	$3,169	($2,627)	$542
Cost of sales	2,627	(2,627)	---

Three months ended September 30, 2006
Net sales	$3,205	($2,658)	$547
Cost of sales	2,658	(2,658)	---

Nine months ended September 30, 2006
Net sales	$6,374	($5,285)	$1,089
Cost of sales	5,285	(5,285)	---

21. SUBSEQUENT EVENTS

Agreement to Sell 12Snap -March 2007

On March 20, 2007, NeoMedia reached an agreement with Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer will buy from NeoMedia 90% of the shares of 12Snap, subject to the following material terms and conditions:

•	$1,100,000 will be paid in cash at Closing, and $500,000 will be placed into escrow and released to NeoMedia 90 days after Closing, assuming no warranty claims;

•	Buyer will forgive purchase price obligation in the amount of $880,000, such obligation resulting from the sale and purchase agreement between NeoMedia and the former shareholders of 12Snap

•	12Snap management will waive their purchase price obligations in the amount of $880,000, and return to NeoMedia 2,525,818 shares of NeoMedia common stock issued previously;

•	Buyer will return to NeoMedia 2,525,818 NeoMedia shares issued previously;

•
NeoMedia will retain a 10% ownership of 12Snap, subject to an option agreement pursuant to which NeoMedia has the right to sell and Buyer has the right to acquire the remaining 10% stake held by NeoMedia for a purchase price of $750,000 after December 31;

•
12snap and NeoMedia will execute a cooperation agreement pursuant to which 12snap will remain NeoMedia preferred partner and enjoy most favored prices, and 12snap will perform certain research and development functions for NeoMedia; and

•	The transaction is subject to completion of a material definitive agreement

Financing - March 2007

NeoMedia entered into a Securities Purchase Agreement, dated March 27, 2007, with Cornell Capital Partners. Pursuant to the March Debenture Agreement, Cornell Capital Partners agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7,459,000. The March Debenture Agreement also provided for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase 125,000,000 shares of NeoMedia common stock at an exercise price of $0.04 per share. In connection with the March Debenture Agreement, NeoMedia also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receiving a written notice from the purchasers requesting filing, (ii) achieve effectiveness within 120 days of receiving a notice to file the registration statement and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month. The debentures are secured by substantially all of the Company’s assets.

At any time from the closing date until December 29, 2008, the Purchasers have the right to convert the convertible debenture into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, as follows: $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

In connection with the March Debenture Agreement, NeoMedia applied $1,312,000 of the gross proceeds toward payment of liquidated damages accrued on previous convertible instruments payable to the purchaser, and $366,000 toward accrued interest on previous convertible debentures. Cornell also retained fees of $781,000, resulting in net proceeds to the Company of $5,000,000.

HipCricket, Inc.

On August 24, 2006, NeoMedia terminated a previously announced non-binding letter of intent to acquire HipCricket, Inc. (“HipCricket”) of Essex, CT, due to an inability of the parties to come to terms on a definitive purchase price. On February 16, 2006, NeoMedia and HipCricket signed the letter of intent, under which NeoMedia intended to acquire all of the outstanding shares of HipCricket in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock. The letter of intent was subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

In addition to signing the letter of intent, NeoMedia loaned HipCricket the principal amount of $500,000 in the form of a) a promissory note, dated February 16, 2006, in the amount of $250,000 and (b) that certain promissory note, dated March 20, 2006, in the amount of $250,000. The notes accrue interest at a rate of 8% per annum. The notes were to be applied toward the cash portion of the purchase price upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of HipCricket by NeoMedia, as contemplated in the letter of intent. In the event the notes were not repaid within 90 days of the termination, NeoMedia has the right to convert the notes into shares of HipCricket common stock assuming a valuation of $4.5 million for HipCricket. The notes matured during November 2006. On February 28, 2007, NeoMedia and HipCricket reached an agreement pursuant to which HipCricket will repay the amounts owing under the note in cash over the period of one year. HipCricket made payments of $300,000 on March 2, 2007; an additional $100,000 is due on August 28, 2007, and the final $100,000 plus any interest accrued thereon is due no later than February 28, 2008. In the event the remaining cash payments are not made, NeoMedia will have the right to convert any unpaid balances into shares of HipCricket common stock under the same terms as the original notes.

Appointment of George O’Leary to Board of Directors

On February 2, 2007, NeoMedia appointed George O’Leary to its board of directors as a replacement for William E. Fritz, who resigned from the board of directors on December 22, 2006. Mr. O’Leary is currently the President of SKS Consulting of South Florida Corp. Prior to assuming his duties with NeoMedia, he was and still is a consultant to NeoGenomics, Inc. and was acting Chief Operating Officer from October 2004 to April 2005 where he helped the turn-around of that organization. He is currently a member of the board of directors of NeoGenomics. Prior to becoming an officer of NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated (CRI). Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business for this major cable operator until it was sold to Time Warner.

Option Repricing and Grants

On February 1, 2007, the Company instituted a stock option repricing plan as a retention tool to align its employees with the new vision of the Company. Under the repricing plan, the Company repriced 50,178,750 stock options held by current employees, contractors, and directors as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that are scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, (iv) options that vest during 2008 were repriced to $0.125, and (v) options that vest during 2009 were repriced to $0.175. Unvested options will continue to vest on their regular schedule, which generally is 25% upon grant and 25% on each subsequent anniversary date. In addition, NeoMedia granted new options and accelerated vesting rights for certain employees of held-for-sale business units such that options will be repriced or vest upon sale of the business.

Also during February 2007, the Company issued 5,000,000 incentive-based stock options to key sales employees and consultants that will vest from 2007-2010 if certain sales targets are met. The exercise price of the first 25% of the options is $0.047, and the exercise price on the remaining 75% is set as the closing price on the first business day of each subsequent year through 2010.

Pending Sale of 12Snap and Telecom Services Businesses

During January 2007, NeoMedia made the strategic decision with respect to its corporate structure in 2007 and beyond, deciding to shed its remaining non-core 12Snap and NTS business units to focus on the area that management believes will deliver the most value - the core code-reading business consisting of qode®, Gavitec, and the related intellectual property.

Agreement with Former Shareholders of Gavitec

On January 23, 2007, NeoMedia entered into an Amendment Agreement I to the Sale and Purchase Agreement (the “Amendment Agreement”) with the former shareholders of Gavitec, a wholly owned subsidiary of NeoMedia acquired during February 2006. Pursuant to the terms of the original sale and purchase agreement, the number of shares of NeoMedia common stock issued as consideration for the acquisition of Gavitec was calculated using a share price of $0.389, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. The sale and purchase stipulated that, in the event that NeoMedia’s stock price at the time the original consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.389, NeoMedia would be obligated to compensate the former Gavitec shareholders, in cash, for the difference between the price at the time the shares become saleable and $0.389. Assuming a stock price at the time the shares become saleable of $0.056, which was the last sale price on January 9, 2007, NeoMedia would have had a cash liability of $4.6 million resulting from this stipulation.

Pursuant to the terms of the Amendment Agreement, NeoMedia and the former Gavitec shareholders agreed that the entire purchase price obligation shall be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007, and (ii) 61,000,000 shares of NeoMedia common stock, to be issued no later than February 28, 2007. The Amendment Agreement stipulates that, in the event that the 61,000,000 shares are not registered for resale by August 31, 2007, interest shall accrue at a rate of 8% per annum on the agreed value of the shares of $1,900,000. NeoMedia also agreed to reimburse $213,000 of interest expense and $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007 (subsequently extended to March 31, 2007). NeoMedia made payments of $2,113,000 during March 2007 in satisfaction of this obligation.

Agreement with Certain Former Shareholders of 12Snap

On March 16, 2007, NeoMedia entered into an agreement with certain former shareholders of 12Snap, a wholly owned subsidiary of NeoMedia acquired during February 2006, pursuant to which NeoMedia satisfied its purchase price obligation to these shareholders through the issuance of restricted common stock. Pursuant to the terms of the original purchase agreement, in the event that NeoMedia’s stock price at the time the consideration shares are saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3956, NeoMedia was obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares become saleable and $0.3956. On February 22, 2007, the shares became eligible for resale under Rule 144. The actual calculated purchase price obligation to NeoMedia based on the volume weighted average closing price of NeoMedia stock for the ten days up to and including February 22, 2007 was $16,233,000. Pursuant to the terms of the March 2007 agreement, NeoMedia issued 197,620,948 shares of restricted common stock to five separate parties, in satisfaction of purchase price obligation totaling $9,427,000. The remaining balance on the purchase price obligation after this payment was $6,806,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the year ended December 31, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2006 due to the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.” Because the material weaknesses described below have not been remediated as of the filing date of this Form 10-K, the CEO and CFO conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-K.

b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management’s evaluation did not include assessing the effectiveness of internal controls over financial reporting at 12Snap AG , which was acquired on February 28, 2006, and whose financial statements reflect total assets and net sales of 9% and 43%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2006; Gavitec AG, which was acquired on February 23, 2006 and whose financial statements reflect total assets and net sales of 2% and 7%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2006; or BSD Software Inc., which was acquired on March 23, 2006, and whose financial statements reflect total assets and net sales of 5% and 48%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2006. Management has opted to exclude the entities based upon the SEC’s comments in “Management’s Report On Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (revised October 6, 2004)”. Question number 3 states that the SEC “ would not object to management referring in the report to a discussion in the registrant’s Form 10-K or 10-KSB regarding the scope of the assessment and to such disclosure noting that management excluded the acquired business from management’s report on internal control over financial reporting .“

Management identified the following material weaknesses as of December 31, 2006 to the Company’s internal control over financial reporting:

1. The Company did not maintain an effective control environment at the entity level. Specifically, the Company identified the following material weaknesses in its control environment:

•
Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management was unable, due to time and resource constraints, to promptly address control weaknesses brought to their attention throughout the audit;

•
The Company does not have a financial expert on the audit committee. The lack of a financial expert on the audit committee, combined with the complexity of certain financial transactions the Company engages in, raises the risk of a potential material misstatement to occur and go undetected in the financial statements.

•
The Company did not maintain sufficiently qualified accounting personnel with an appropriate level of knowledge, experience and training in the application of GAAP and other financial reporting requirements.

•
The Company, through Senior Management, failed to maintain formalized accounting policies and procedures. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

•
The external auditors identified several material accounting adjustments to the Company’s financial statements that were a direct result of the combination of the weaknesses previously cited regarding the lack of a financial expert on the audit committee, the inability to maintain sufficiently qualified accounting personnel, and the failure to maintain formalized accounting policies and procedures.

•
The Company did not develop and maintain a company wide risk assessment program. Failures to develop, communicate, and ensure compliance with such program increases the risk of financial statement errors either being prevented or detected.

•
The Company did not maintain effective controls over the Code of Conduct. Specifically, management failed to ensure all current employees annually acknowledge compliance with the code of conduct in writing.

2. The Company did not maintain an effective control environment over information technology (IT) General Controls, and the following material weaknesses were noted:

•
The Company, through Senior Management, did not have effective information technology policies and procedures in place, which addresses financial reporting risks associated with the IT function. Additionally, the policies currently in place were not communicated with the appropriate personnel.

•
Senior management did not maintain sufficient oversight concerning the data back up and off site storage process. Specifically, there was insufficient evidence that the back up tapes were successful and properly reviewed, and the back up tapes were not stored in a secure environment when taken off site.

•
Senior Management did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting software package used to initiate, process, record, and report financial transactions and financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications was adequately restricted to only employees requiring access to complete their job functions.

•
The Company did not maintain sufficient controls over Excel spreadsheets used to compile and produce financial statements. Four critical spreadsheets failed to have all the required controls performed in accordance with Company policy.

3. The Company did not maintain an effective control environment over Anti-Fraud Controls. Specifically, the following weaknesses were identified when assessing the control environment:

•
The Company did not maintain an effective control environment over corporate bank accounts, including payment processing and establishing employees authorized to conduct wire transfers. Specifically, bank signature cards still contained former employees, and bank policy allowed for only one employee to establish authorized users to the wire transfer system.

•
The Company has failed to develop and maintain a company wide anti-fraud program over the initiating and processing of financial transactions, as well as other company wide procedures which may have an impact on internal controls over financial reporting.

4. The Company did not maintain effective controls to ensure that management oversight and review procedures were properly performed, and the following material weaknesses were noted:

•
The Company did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, controls over the supervisory review and approval of journal entries for the recording of these financial transactions failed.

•
The Company did not maintain effective controls over the issuing and review of MicroPaint Repair quotes and invoices. Specifically, controls over the supervisory review and approval of these documents failed.

•
The Company did not design and maintain effective controls over the evidence of management review of key financial transactions and reports. Sufficient evidence did not exist that the documents were reviewed for accuracy and completeness of information.

•
The Company did not maintain effective controls over the completion and payment of Travel and Entertainment expense reports. Specifically, certain items, although properly reviewed and approved, were paid even though they were not specifically allowed per Company policy.

5.
The Company did not design and maintain effective controls over the income tax provision, including deferred tax assets and net operating loss carry-forwards related to foreign acquisitions completed in 2006. Controls were also ineffective in the analysis of certain account balances, such as goodwill, which were impacted as a result of the control failure.

6.
The Company did not maintain adequate controls over the accuracy, presentation and disclosure in recording revenue. Specifically, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure for recognition of revenue on a gross or net basis.

Because of the material weaknesses, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting at a reasonable assurance level as of December 31, 2006 or at the date of this filing.

c) Remediation

In connection with the material weakness noted above regarding a lack of sufficient controls over corporate bank accounts, management would like to report that as of January 9, 2007, it has fully remediated the control deficiency by updating signature cards, online access authority, and wire transfer authority to all bank accounts. Management would also like to report that as of January 31, 2007, it has remediated the material weakness of ineffective controls over the review and approval of journal entries for the recording of financial transactions. The corporate controller is now reviewing and approving all recurring and non-recurring journal entries completed by accounting personnel, and the CFO is reviewing and approving all recurring and non-recurring journal entries completed by the controller.

The continued remediation of the material weaknesses described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that our efforts, when completed, will remediate the material weaknesses in internal control over financial reporting as described above. However, our management and the Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

d) Subsequent Changes in Internal Control over Financial Reporting

      Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

e)
 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of NeoMedia Technologies, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A, that NeoMedia Technologies, Inc. (“NeoMedia”) did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoMedia’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1. The Company did not maintain an effective control environment at the entity level. Specifically, the Company identified the following material weaknesses in its control environment:

•
Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management was unable, due to time and resource constraints, to promptly address control weaknesses brought to their attention throughout the audit;

•
The Company does not have a financial expert on the audit committee. The lack of a financial expert on the audit committee, combined with the complexity of certain financial transactions the Company engages in, raises the risk of a potential material misstatement to occur and go undetected in the financial statements.

•
The Company did not maintain sufficiently qualified accounting personnel with an appropriate level of knowledge, experience and training in the application of GAAP and other financial reporting requirements.

•
The Company, through Senior Management, failed to maintain formalized accounting policies and procedures. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

•
The external auditors identified several material accounting adjustments to the Company’s financial statements that were a direct result of the combination of the weaknesses previously cited regarding the lack of a financial expert on the audit committee, the inability to maintain sufficiently qualified accounting personnel, and the failure to maintain formalized accounting policies and procedures.

•
The Company did not develop and maintain a company wide risk assessment program. Failures to develop, communicate, and ensure compliance with such program increases the risk of financial statement errors either being prevented or detected.

•
The Company did not maintain effective controls over the Code of Conduct. Specifically, management failed to ensure all current employees annually acknowledge compliance with the code of conduct in writing.

2. The Company did not maintain an effective control environment over information technology (IT) General Controls, and the following material weaknesses were noted:

•
The Company, through Senior Management, did not have effective information technology policies and procedures in place, which addresses financial reporting risks associated with the IT function. Additionally, the policies currently in place were not communicated with the appropriate personnel.

•
Senior management did not maintain sufficient oversight concerning the data back up and off site storage process. Specifically, there was insufficient evidence that the back up tapes were successful and properly reviewed, and the back up tapes were not stored in a secure environment when taken off site.

•
Senior Management did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting software package used to initiate, process, record, and report financial transactions and financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications was adequately restricted to only employees requiring access to complete their job functions.

•
The Company did not maintain sufficient controls over Excel spreadsheets used to compile and produce financial statements. Four critical spreadsheets failed to have all the required controls performed in accordance with Company policy.

3. The Company did not maintain an effective control environment over Anti-Fraud Controls. Specifically, the following weaknesses were identified when assessing the control environment:

•
The Company did not maintain an effective control environment over corporate bank accounts, including payment processing and establishing employees authorized to conduct wire transfers. Specifically, bank signature cards still contained former employees, and bank policy allowed for only one employee to establish authorized users to the wire transfer system.

•
The Company has failed to develop and maintain a company wide anti-fraud program over the initiating and processing of financial transactions, as well as other company wide procedures which may have an impact on internal controls over financial reporting.

4. The Company did not maintain effective controls to ensure that management oversight and review procedures were properly performed, and the following material weaknesses were noted:

•
The Company did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, controls over the supervisory review and approval of journal entries for the recording of these financial transactions failed.

•
The Company did not maintain effective controls over the issuing and review of MicroPaint Repair quotes and invoices. Specifically, controls over the supervisory review and approval of these documents failed.

•
The Company did not design and maintain effective controls over the evidence of management review of key financial transactions and reports. Sufficient evidence did not exist that the documents were reviewed for accuracy and completeness of information.

•
The Company did not maintain effective controls over the completion and payment of Travel and Entertainment expense reports. Specifically, certain items, although properly reviewed and approved, were paid even though they were not specifically allowed per Company policy.

7.
The Company did not design and maintain effective controls over the income tax provision, including deferred tax assets and net operating loss carry-forwards related to foreign acquisitions completed in 2006. Controls were also ineffective in the analysis of certain account balances, such as goodwill, which were impacted as a result of the control failure.

8.
The Company did not maintain adequate controls over the accuracy, presentation and disclosure in recording revenue. Specifically, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure for recognition of revenue on a gross or net basis.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated April 2, 2007, on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, management has excluded 12Snap AG, Gavitec AG and BSD Software, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. We have also excluded 12Snap AG, whose financial statements reflect total assets and net sales of 24% and 71%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2006; Gavitec AG, whose financial statements reflect total assets and net sales of 21% and 9%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2006; and BSD Software, Inc., whose financial statements reflect total assets and net sales of 19% and 13%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2006, from our audit of internal control over financial reporting.

In our opinion, management’s assessment that NeoMedia Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, NeoMedia Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NeoMedia Technologies, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated April 2, 2007, expressed an unqualified opinion on those consolidated financial statements, however contained an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern on those consolidated financial statements.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
April 2, 2007

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of February 16, 2007, NeoMedia’s directors and executive officers were:

Name	Age	Position
Charles W. Fritz	50	Interim Chief Executive Officer and Chairman of the Board of Directors
David A. Dodge	31	Vice-President and Chief Financial Officer
James J. Keil	79	Director
A. Hayes Barclay	75	Director
George G. O’Leary	44	Director

The following is certain summary information with respect to the directors and executive officers of NeoMedia:

Charles W. Fritz is a founder of NeoMedia and has served as an officer and as a Director of NeoMedia since NeoMedia’s inception. On August 6, 1996, Mr. Fritz was appointed Chief Executive Officer and Chairman of the Board of Directors. On April 2, 2001, Mr. Fritz was appointed as President where he served until June 2002. On December 8, 2006, Mr. Fritz was named Interim Chief Executive Officer. Prior to founding NeoMedia, Mr. Fritz was an account executive with IBM Corporation from January 1986 to January 1988, and Director of Marketing and Strategic Alliances for the information consulting group from February 1988 to January 1989. Mr. Fritz holds an M.B.A. from Rollins College and a B.A. in finance from the University of Florida. Mr. Fritz is the son of William E. Fritz, a Director of NeoMedia.

David A. Dodge joined NeoMedia in 1999, and served as Financial Reporting Manager, Director of Financial Planning and Controller between 1999 and 2002. Mr. Dodge has acted as NeoMedia’s Vice President and Chief Financial Officer since June 2002. Prior to joining NeoMedia in 1999, Mr. Dodge was an auditor with Ernst & Young LLP for 2 years. Mr. Dodge holds a B.A. in economics from Yale University and an M.S. in accounting from the University of Hartford, and is also a Certified Public Accountant.

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

III-1

George G. O’Leary was named to NeoMedia’s board of directors in February 2007, and is currently the President of SKS Consulting of South Florida Corp. Prior to assuming his duties with NeoMedia, he was and still is a consultant to NeoGenomics (OTCBB:NGNM) and was acting Chief Operating Officer from October 2004 to April 2005 were he helped the turn-around of that organization. He is currently a member the board of directors of NeoGenomics. Prior to becoming an officer of NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated (CRI). Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business for this major cable operator until it was sold to Time Warner.

Election Of Directors And Officers

Directors are elected at each annual meeting of shareholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. NeoMedia’s By-Laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders and the due election and qualification of his successor. As of December 31, 2006, there were two vacancies caused by the resignations from the Board of Directors of Charles T. Jensen and William E. Fritz during December 2006. During February 2007, one of the vacancies was filled through the appointment of George G. O’Leary to the Board of Directors. The remaining vacancy had not been filed as of the date of this filing.

Meetings Of The Board Of Directors

During the year ended December 31, 2006 NeoMedia held 4 directors’ meetings. The Board of Directors also acted 31 times by unanimous written consent during the year ended December 31, 2006. Each director attended more than seventy-five percent of the meetings of the Board of Directors and the Committees of which he is a member.

Committees Of The Board Of Directors

NeoMedia’s Board of Directors has an Audit Committee, Compensation Committee and a Stock Option Committee. The Board of Directors does not have a standing Nominating Committee.

Audit Committee. The purpose of the Audit Committee is to provide assistance to the Board of Directors in fulfilling their oversight responsibilities relating to the Company’s consolidated financial statements and financial reporting process and internal controls in consultation with the Company’s independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to the Company regarding relationships and services which may affect the auditors’ objectivity and independence.. During 2006, members of the Audit Committee were non-employee directors James J. Keil and A. Hayes Barclay. During 2006, the Audit Committee held 4 meetings and acted once by unanimous written consent. Due to financial constraints, the Company does not currently have an audit committee financial expert serving on its audit committee.

Compensation Committee. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of NeoMedia to the Board of Directors and for administering NeoMedia’s Incentive Plan for Management. Outside directors James J. Keil and A. Hayes Barclay were members of NeoMedia’s Compensation Committee during 2006. The Compensation Committee acted by unanimous written consent 6 times during 2006.

III-2

Stock Option Committee. The Stock Option Committee, which is comprised of non-employee directors A. Hayes Barclay and James J. Keil, is responsible for administering NeoMedia’s Stock Option Plans. During 2006, the Stock Option Committee met once and acted by unanimous written consent 7 times.

Director Compensation

Outside directors are currently compensated through a combination of cash and stock options.

During August 2006, the Company’s board of directors approved cash compensation of $2,500 per month to each outside director, retroactive to January 1, 2006. Each outside director received payment of $7,500 in August 2006. The remaining payments of $22,500 per outside director have been accrued as of December 31, 2006 but have not been paid as of the date of this filing.

During February 2005, each outside director received 1,000,000 options with an exercise price of $0.239 per share (equal to the closing price on the date of issuance), and James J. Keil, the audit and compensation committee chairperson, received and additional 1,000,000 options with the same exercise price. During December 2005, each outside director received 750,000 options with an exercise price of $0.328 per share (equal to the closing price on the date of issuance), and James J. Keil, the audit and compensation committee chairperson, received and additional 250,000 options with the same exercise price. NeoMedia does not have a written compensation policy for its outside directors at this time. On February 1, 2007, NeoMedia repriced outstanding stock options for its employees, contractors, and outside directors. All options with an exercise price less than $0.24 were repriced to $0.045, and all options with an exercise price above $0.24 were repriced to $0.075.

On February 2, 2007, the Company appointed George O’Leary to its board of directors. Mr. O’Leary is currently the President of SKS Consulting of South Florida Corp. (“SKS”) and is working with the Company under a two year consulting agreement, under which he will lead the execution of the Company’s strategic plan. Pursuant to the terms of the Company’s consulting agreement with SKS, SKS will earn $1,000 per day for services actually performed, with a minimum of two weeks committed to the Company per month. The Company will also issue to SKS on a monthly basis 60,000 restricted shares of Company common stock, and a warrant to purchase an additional 60,000 shares of Company common stock at an exercise price of $0.04 per share with a contractual life of five years. SKS can earn up to an additional 500,000 warrants with an exercise price of $0.10 per share and a contractual life of five years, upon achievement of the following milestones: (i) warrant to purchase 100,000 shares after successful organizational restructuring by March 31, 2007, (ii) warrant to purchase 100,000 shares after successful handling of subsidiary repricing by March 31, 2007, (iii) warrant to purchase 100,000 shares after successful sale of all non-core business units by September 30, 2007, (iv) warrant to purchase 100,000 shares after the Company operates at monthly breakeven by January 1, 2008, and (v) warrant to purchase 100,000 shares after the Company’s stock price reaches $0.20/share for a consecutive 30-day period.

Code of Ethics

The Company has adopted a code of ethics, as required by the rules of the SEC (attached as exhibit 14.1 hereto). This code of ethics applies to all of the Company's directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

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

Based solely on a review of the copies of such forms furnished to NeoMedia, NeoMedia believes that during 2006 all Section 16(a) filing requirements applicable to NeoMedia’s officers, directors and ten percent beneficial owners were complied with.

III-4

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis is designed to explain the Company’s policies and considerations used for determining compensation structure for the Company’s principal executive officer, principal financial officer, and other executive officers (collectively, “the Named Executive Officers”). Detailed quantitative disclosures of named executive officer compensation, equity awards, and equity positions relative to the Named Executive Officers follow this compensation discussion and analysis. The purpose of the compensation discussion and analysis is to put into context such compensation disclosures, and to present a qualitative discussion of the Company’s compensation matters through the eyes of management.

Objectives of compensation structure

The Company operates in an emerging and highly competitive industry. The primary objective of the Company’s executive compensation structure is to attract, motivate, and retain executives who drive the Company’s success and industry leadership, and thus create shareholder value. The Company seeks to align its executives’ compensation with performance goals that will create shareholder value through the creation of sales, net income, and increased stock price.

What the programs are designed to reward

The executive compensation structure is designed to reward executives for both near-term individual performance and long-term Company performance. Individual performance is generally evaluated through the completion of periodic performance reviews. Long term Company performance goals are measured primarily through financial indicators such as stock price, sales, and net income.

Elements of compensation

The components of the compensation program for executive officers are as follows:

Base Salary.    Base salaries are determined based on a variety of factors, including the executive’s scope of responsibilities, an assessment of similar roles at other companies, and a comparison of salaries paid to peers within the Company. Base salaries are set at levels that allow the Company to attract and retain executive employees that will enable the Company to deliver on its business goals. Base salaries are reviewed form time to time in connection with performance reviews and may be adjusted after considering performance along with the factors noted above. The Compensation Committee is responsible for setting and adjusting salaries of the Named Executive Officers. The Compensation Committee currently consists of independent directors James J. Keil, A. Hayes Barclay and outside director George G. O’Leary, who is compensated through a consulting agreement with NeoMedia.

Stock-based Compensation. Under the Company’s stock option plans, executives, employees, consultants and directors are eligible to receive stock option awards from time to time as determined by the Stock Option Committee, which currently consists of directors James J. Keil, A. Hayes Barclay and George G. O’Leary. A stock option award is a right to acquire shares of the Company’s common stock at a fixed exercise price that is generally equal to the stock price on the date of grant. Stock option awards can vest based on the passage of time, or based on achievement of specific performance goals. Historically, NeoMedia has primarily issued options to executives with time-based vesting, generally 25% upon grant and 25% on each subsequent anniversary date. The stock option awards guidelines vary by the level of responsibility of the executive. In 2007, new performance based options are being granted to certain executives that are tied to achievement of revenue and profit goals during the next four fiscal years.

III-5

Additionally, the Company has a stock incentive plan under which unrestricted share-based awards are granted at the discretion of the Compensation Committee, or the board as a whole. These shares have historically been used to compensate non-executive employees and consultants, and the Company does not have any plan to issue any such new shares to executives during 2007.

Bonus.    Effective January 1, 1996, NeoMedia adopted an Annual Incentive Plan for Management ("Incentive Plan"), which provides for annual bonuses to eligible employees based upon the attainment of certain corporate and/or individual performance goals during the year. The Incentive Plan is designed to provide additional incentive to the Company’s executive management to achieve these growth and profitability goals. Participation in the Incentive Plan is limited to those employees holding positions assigned to incentive eligible salary grades and whose participation is authorized by the Compensation Committee which administers the Incentive Plan, including determination of employees eligible for participation or exclusion. The board of directors can amend, modify or terminate the Incentive Plan for the next plan year at any time prior to the commencement of such next plan year.

Performance goals under the Incentive Plan are determined by the Compensation Committee for both Company and/or the employee's individual performance prior to the beginning of each year. If performance goals are attained, eligible employees are entitled to an award based upon a specified percentage of their base salary. Historically, the primary performance goals have been financial metrics, specifically the Company’s net income.

The Company did not have a formal incentive plan for management in place for the years ended December 31, 2006, 2005, or 2004, and therefore did not pay any bonuses for those years. Additionally, the Company has not yet adopted an incentive plan for the year ended December 31, 2007. Any such plan adopted for fiscal year 2007 will be tied to specific revenue and net income goals for 2007 and beyond.

Benefits. During the year ended December 31, 2006, the Company’s executives were eligible for the same level and offering of benefits made available to other employees, including health insurance, and a non-matching 401(k) Plan.

Why NeoMedia chooses to pay each element

The Company operates in an emerging market, and has historically reported net operating losses on a year over year basis. As a result, executive compensation packages tend to be weighted more heavily with stock-based rather than cash-based compensation, since the Company’s cost of capital is relatively high. The Company believes that stock based compensation aligns the interest of its executives and employees with the goals of its shareholders, which is to drive shareholder value, primarily through increased stock price.

How NeoMedia determines the amount

The Company relies primarily on publicly available data to help benchmark levels of base salary, target annual incentives, and stock-based and other long-term incentives. The Compensation Committee and Stock Option Committee determine the appropriate executive salaries and stock-based awards based on available information, along with financial considerations such as the Company’s liquidity and the impact to shareholder dilution.

III-6

How each element fits into NeoMedia’s overall compensation objectives

The overall goal of the Company’s compensation plan is to attract and retain skilled executives who will drive shareholder value. The Company believes its executives’ competitive base salaries are competitive enough to attract viable leaders committed to the Company’s vision. The Company believes that its stock based compensation plans align the goals of its executives with those of its shareholders.

NeoMedia Technologies, Inc.
Compensation Committee

James J. Keil (Chairman)
A. Hayes Barclay
George G. O’Leary

III-7

Executive Compensation

The following table sets forth certain information with respect to the compensation paid to persons serving as NeoMedia’s principal executive officer during the last completed fiscal year, and persons serving as NeoMedia’s principal financial officer during the last completed fiscal year (collectively, “the Named Executive Officers”) during the years ended December 31, 2006, 2005 and 2004. NeoMedia did not employ any additional executive officers as of December 31, 2006.

						Non-	Non-
						equity	Qualified
						Incentive	Deferred	(2)
					(1)	Plan	Compen-	All other
				Stock	Option	Compen-	sation	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Charles W. Fritz (3)	2006	$206,334	—	—	$—	—	—	—	$206,334
Interim President and	2005	205,278	—	—	1,176,272	—	—	—	1,381,550
Chief Executive Officer	2004	175,355	—	—	321,171	—	—	355	496,881

Charles T. Jensen (3)	2006	206,339	—	—	77,159	—	—	—	283,498
Former President and	2005	197,500	—	—	1,176,272	—	—	—	1,373,772
Chief Executive Officer	2004	175,386	—	—	321,171	—	—	386	496,943

David A. Dodge	2006	159,296	—	—	—	—	—	—	159,296
Vice President and	2005	141,733	—	—	914,609	—	—	—	1,056,342
Chief Financial Officer	2004	122,396	—	—	160,585	—	—	—	282,981

(1)
Dollar value of option awards is based on grant date fair value computed in accordance with SFAS 123R; reader should refer to footnote 15 to the accompanying financial statements for detailed description of the assumptions used to calculate fair value.

(2)	Includes automobile expenses attributable to personal use and the corresponding income tax effects.
(3)
Charles T. Jensen resigned as NeoMedia's President, Chief Executive Officer, and a member of the board of directors on December 8, 2006. Charles W. Fritz, the chairman of the board of directors, replaced Mr. Jensen as Interim Chief Executive Officer on December 8, 2006. Effective in January 2007, Mr. Fritz’s annual salary was reduced to $100,000.

III-8

Grants of Plan-based Awards

The following table presents certain information relative to grants of plan-based awards for the Named Executive Officers for the year ended December 31, 206:

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock	Options	Awards
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/share)

Charles W. Fritz	—	—	—	—	—	—	—	—	—	—

Charles T. Jensen (1)	12/11/06	—	—	—	—	—	—	—	750,000	$0.01

David A. Dodge	—	—	—	—	—	—	—	—	—	—

(1)
Charles T. Jensen resigned as NeoMedia's President, Chief Executive Officer, and a member of the board of directors on December 8, 2006. 2006 award of options with an exercise price of $0.01 per share was issued in lieu of cash severance payments.

III-9

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain information relative to outstanding equity awards held by the Named Executive Officers as of December 31, 2006:

Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (2)			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
	Exercisable	Unexercisable		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)		(#)	($)	Date	(#)	($)	(#)	(#)

Charles W. Fritz	10,000,000	—		—	$0.010	10/19/13	—	—	—	—
	3,000,000	1,000,000	(3)	—	$0.110	03/08/14	—	—	—	—
	2,000,000	2,000,000	(4)	—	$0.239	02/08/15	—	—	—	—
	1,000,000	1,000,000	(5)	—	$0.328	12/16/15	—	—	—	—

Charles T. Jensen (1)	10,000,000	—		—	$0.010	12/08/07	—	—	—	—
	3,000,000	—		—	$0.110	12/08/08	—	—	—	—
	2,000,000	—		—	$0.239	12/08/08	—	—	—	—
	1,000,000	—		—	$0.328	12/08/08	—	—	—	—
	750,000	—		—	$0.010	12/08/08	—	—	—	—

David A. Dodge	1,600,000	—		—	$0.010	10/19/13	—	—	—	—
	1,500,000	500,000	(6)	—	$0.110	03/08/14	—	—	—	—
	1,250,000	1,250,000	(7)	—	$0.239	02/08/15	—	—	—	—
	1,000,000	1,000,000	(8)	—	$0.328	12/16/15	—	—	—	—

(1)	Charles T. Jensen resigned as NeoMedia's President, Chief Executive Officer, and a member of the board of directors on December 8, 2006.

(2)
Effective February 1, 2007, options held by NeoMedia employees, including Mr. Fritz and Mr. Dodge, were repriced as follows: all vested options were repriced to $0.045 per share; all unvested options vesting during 2007 were repriced to $0.075; all unvested options vesting during 2008 were repriced to $0.125; and all unvested options vesting during 2009 were repriced to $0.175.

(3)	1,000,000 options vest on March 8, 2007

(4)	1,000,000 options vest on February 8, 2007 and 1,000,000 vest on February 8, 2008

(5)	500,000 options vest on December 16, 2007 and 500,000 vest on December 16, 2008

(6)	500,000 options vest on March 8, 2007

(7)	625,000 options vest on February 8, 2007 and 625,000 vest on February 8, 2008

(8)	500,000 options vest on December 16, 2007 and 500,000 vest on December 16, 2008.

III-10

Option Exercises and Stock Vested

The following table sets forth certain information relative to options exercises and stock vesting during the year ended December 31, 2006:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)

Charles W. Fritz	—	—	—	—

Charles T. Jensen	—	—	—	—

David A. Dodge	—	—	—	—

Pension Benefits

None.

Change in control Agreements

The Company is currently party to a change in control agreement with Charles W. Fritz, its Interim Chief Executive Officer and the chairman of the board of directors. The change in control agreement calls for severance payments of six months salary, or $50,000, to Mr. Fritz in the event his employment is involuntarily terminated following a change in control of the Company, defined as either (i) any person or group becoming the holder of more than 30% of the Company’s outstanding common stock, (ii) the Company’s board of directors consisting of more than half members not recommended for election by the current board of directors,(iii) valid proxies for at least 51% of the Company’s outstanding voting shares come under the control of one person or group, (iv) the licensing of at least 90% of the Company’s intellectual property under an exclusive licensing arrangement to one party, or (v) the approval by the Company’s shareholders of the sale of all, or substantially all, of the assets of the Company. The Company had a similar change control agreement in place with Charles T. Jensen that terminated upon his resignation in December 2006. The Company has one additional change in control agreement with an employee who is not a Named Executive Officer.

III-11

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors for the year ended December 31, 2006:

					Change in
					Pension
					Value and
				Non-	Non-
	(1)			equity	Qualified
	Fees			Incentive	Deferred
	Earned or		(2)	Plan	Compen-	All other
	Paid in	Stock	Option	Compen-	sation	Compen-
	Cash	Awards	Awards	sation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

James J. Keil	$30,000	—	—	—	—	—	$30,000

A. Hayes Barclay	$30,000	—	—	—	—	—	$30,000

William E. Fritz (3)	$30,000	—	—	—	—	—	$30,000

(1)	Total of $30,000 per outside director was earned during 2006, of which $7,500 per director was paid in cash and the remaining $22,500 per director was accrued but not paid as of December 3, 2006.

(2)
As of December 31, 2006, James J. Keil held 1,500,000 options with an exercise price of $0.239 and 1,000,000 options with an exercise price of $0.328; A. Hayes Barclay held 1,000,000 options with an exercise price of $0.075, 1,000,000 options with an exercise price of $0.239, and 750,000 options with an exercise price of $0.328; and William E. Fritz held 1,000,000 options with an exercise price of $0.01, 750,000 options with an exercise price of $0.075, 1,000,000 options with an exercise price of $0.239, and 750,000 options with an exercise price of $0.328. All options held by outside directors are fully vested. Effective February 1, 2007, options held by then-active directors Mr. Keil and Mr. Barclay were repriced as follows: all options with an exercise price less than $0.24 were repriced to $0.045, and all options with an exercise price greater than $0.24 were repriced to $0.075.

(3)	William E. Fritz resigned from the Company's board on December 22, 2006.

Compensation Committee Interlocks and Insider Participation

From January 1, 2006 through September 20, 2006, the members of the Compensation Committee were James J. Keil, Charles W. Fritz, and Charles T. Jensen. James J. Keil is an independent director. Charles W. Fritz and Charles T. Jensen were officers of the Company during this time period. Effective September 20, 2006, the board removed Charles W. Fritz and Charles T. Jensen from the Compensation Committee and replaced them with William E. Fritz and A. Hayes Barclay, both independent directors. Effective December 20, 2006, William E. Fritz resigned from the board of directors and the Compensation Committee.

During fiscal year 2006, none of the Company’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer(s) served on the Company’s Compensation Committee or board of directors.

III-12

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis presented in Item 11 to this Annual Report on Form 10-K. Based on such review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James J. Keil (Chairman)

A. Hayes Barclay

Ethical Behavior

The Company has adopted a code of ethics, as required by the rules of the SEC (attached as exhibit 14.1 hereto). This code of ethics applies to all of the Company's directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

III-13

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of NeoMedia's common stock as of February 16, 2007, (i) by each of NeoMedia's directors, (ii) by each Named Executive Officer of NeoMedia, (iii) by all executive officers and directors of NeoMedia as a group, and (iv) by each person or entity known by NeoMedia to own beneficially more than five percent of NeoMedia's common stock.

		Amount and
		Nature of
		Beneficial	Percent of
Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class (2)

Directors and Named Executive Officers
Common Stock	Charles W. Fritz (2)(3)	29,150,766	4.4%
Common Stock	David A. Dodge(2)(4)	6,475,000	1.0%
Common Stock	James J. Keil(2)(5)	4,942,619	*
Common Stock	A. Hayes Barclay(2)(6)	2,755,000	*
Common Stock	George G. O'Leary(2)(7)	—	*
	Officers and Directors as a Group (5 Persons) (8)	43,323,385	6.4%

Other Beneficial Owners
Common Stock	William Fritz(9)	53,150,944	8.3%

*	- denotes ownership of less than one percent of issued and outstanding shares of NeoMedia’s common stock.

(1)	Address of the referenced individual is c/o NeoMedia Technologies, Inc., 2201 Second Street, Suite 600, Fort Myers, FL, 33901.

(2)
Applicable percentage of ownership is based on 638,004,340 shares of common stock outstanding as of February 16, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of February 16, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 16, 2007, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of NeoMedia.

(3)
Charles W. Fritz is the Company's founder and the Chairman of the Board of Directors. Shares beneficially owned include 100 shares owned by each of Mr. Fritz’s four children for an aggregate of 400 shares, 18,000,000 shares of common stock issuable upon exercise of stock options held by Mr. Fritz, 1,510,000 shares issuable upon exercise of stock warrants, 8,097,397 shares of common stock owned by Mr. Charles W. Fritz directly, and 1,542,969 shares of common stock held by the CW/LA II Family Limited Partnership, a family limited partnership for the benefit of Mr. Fritz’s family.

(4)	David A. Dodge is Vice President, Chief Financial Officer, and Controller. Beneficial ownership includes 6,475000 shares of common stock issuable upon exercise of options.

(5)	James J. Keil is a member of the Board of Directors. Ownership includes 2,500,000 shares of common stock issuable upon exercise of stock options, and 2,442,619 shares owned by Mr. Keil directly.

(6)	A. Hayes Barclay is a member of the Board of Directors. Ownership includes 2,750,000 shares of common stock issuable upon exercise of stock options, and 5,000 shares owned by Mr. Barclay directly.

(7)	George O'Leary is a member of the Board of Directors. No shares were beneficially owned as of February 16, 2007.

III-14

(8)
Includes an aggregate of 29,725,000 currently exercisable options to purchase shares of common stock, 1,510,000 currently exercisable warrants to purchase shares of common stock, and 12,088,385 shares owned directly by NeoMedia's named executive officers and directors.

(9)
William E. Fritz, a former member of the Company's board of directors, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owners of the 1,511,742 shares held in the Fritz Family Partnership. As trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust and Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the 165,467 shares of NeoMedia held in these trusts. Additionally, Mr. Fritz is deemed to own: 45,433,735 shares held directly by Mr. Fritz or his spouse, 2,540,000 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse, and 3,500,000 shares to be issued upon the exercise of options held by Mr. Fritz or his spouse. Address of the referenced individual is 3134 Dahlia Way, Naples, FL 34105. Mr. Fritz beneficially owns greater than 5% of the Company's outstanding stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 1, 2005, NeoMedia acquired a used automobile for $17,000 from Charles T. Jensen, its president, chief executive officer and a member of its board of directors. NeoMedia believes the transaction was completed at arm’s length.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Stonefield Josephson, Inc., NeoMedia’s independent auditors, for the audit of NeoMedia’s annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2006, 2005 and 2004 were $859,000, $151,000 and $137,000, respectively.

Audit-related Fees

The aggregate fees billed by Stonefield Josephson, Inc., NeoMedia’s independent auditors, for assurance and related services for the years ended December 31, 2006, 2005 and 2004 were $0, $0 and $0, respectively.

Tax Fees

The aggregate fees billed by Wiltshire, Whitley, Richardson & English, NeoMedia’s principal accountants for tax compliance, advice, and planning, were $14,000, $4,000 and $9,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

All Other Fees

The aggregate fees billed by Stonefield Josephson, Inc., for other products and services, primarily related to consents issued in connection with registration statements, during the years ended December 31, 2006, 2005 and 2004 were $132,000, $60,000 and $0, respectively.

Audit Committee Pre-approval

The audit committee of NeoMedia’s board of directors approves all non-audit services provided by NeoMedia’s primary accountants.

III-15

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

			Incorporated by Reference
Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/96

3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/96

3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/96

3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/96

3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/96

3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/96

3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/96

3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/96

3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.90	11/25/96

3.1	Form of By-laws of DevSys Migration, Inc.		SB-2	3.10	11/25/96

3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/96

3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/96

3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing its name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/96

3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/96

3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/96

10.1	Second Agreement and Amendment to Consulting Agreement between NeoMedia and Thornhill Capital, dated July 22, 2005		S-3/A	10.3	1/30/06

10.2	Standby Equity Distribution Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.1	4/1/05

10.3	Placement Agent Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.2	4/1/05

10.4	Escrow Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.3	4/1/05

10.5	Registration Rights Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.4	4/1/05

10.6	Promissory Note, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05

10.7	Security Agreement, dated March 30, 2005, between NeoMedia and Cornell		8-K	16.5	4/1/05

III-16

Incorporated by Reference
Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.8	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC	S-3/A	10.12	7/18/05

10.9	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP	S-3/A	10.13	7/18/05

10.1	Definitive Merger Agreement between NeoMedia and Mobot	8-K	16.10	2/10/06

10.11	Definitive Sale and Purchase Agreement between NeoMedia and 12Snap	8-K	16.10	2/14/06

10.12	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec	8-K	16.10	2/21/06

10.13	Definitive Sale and Purchase Agreement between NeoMedia and Sponge	8-K	16.10	2/22/06

10.14	Promissory Note, dated October 18, 2004, between NeoMedia and Cornell Capital Partners	S-3/A	10.26	1/30/06

10.15	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners	8-K	10.1	2/21/06

10.16	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners	8-K	10.2	2/21/06

10.17	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.	8-K	10.3	2/21/06

10.18	Warrant, dated February 17, 2006	8-K	10.4	2/21/06

10.19	Warrant, dated February 17, 2006	8-K	10.5	2/21/06

10.2	Warrant, dated February 17, 2006	8-K	10.6	2/21/06

10.21	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners	8-K	10.7	2/21/06

10.22	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners	8-K	10.8	2/21/06

10.23	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	8/30/06

10.24	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	8/30/06

10.25	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.30	8/30/06

10.26	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP	8-K	10.40	8/30/06

10.27	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.50	8/30/06

10.28	A Warrant, dated August 24, 2006	8-K	10.60	8/30/06

10.29	B Warrant, dated August 24, 2006	8-K	10.70	8/30/06

10.3	C Warrant, dated August 24, 2006	8-K	10.80	8/30/06

10.31	D Warrant, dated August 24, 2006	8-K	10.9	8/30/06

10.32	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	8/30/06

10.33	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	8/30/06

10.34	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	8/30/06

10.35	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.13	8/30/06

III-17

Incorporated by Reference
Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.36	Letter of intent amongst the Company, Global Emerging Markets, and Jose Sada		8-K	16.1	8/31/06

10.37	Termination Agreement between NeoMedia Technologies, Inc, and Cornell Capital Partners, LP		S-3/A	10.53	1/30/07

10.38	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/06

10.39	Agreement between NeoMedia and FMS		8-K	16.1	12/7/06

10.4	Escrow agreement amongst NeoMedia, Mobot, FMS, and Kirkpatrick and Lockhart Nicholson Graham		8-K	16.2	12/7/06

10.41	Description of Special Preference Stock		8-K	16.3	12/7/06

10.42	Promissory note payable from NeoMedia to FMS		8-K	16.4	12/7/06

10.43	License agreement between NeoMedia and Mobot		8-K	16.50	12/7/06

10.44	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.10	1/8/07

10.45	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.20	1/8/07

10.46	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.30	1/8/07

10.47	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.40	1/8/07

10.48	A Warrant, dated December 29, 2006		8-K	10.50	1/8/07

10.49	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/07

10.5	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/07

10.51	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/07

10.52	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/07

10.53	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/07

10.54	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/07

10.55	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/07

10.56	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/07

10.57	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/07

10.58	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/07

10.59	Amendment Agreement III to Sale and Purchase Agreement between NeoMedia and certain former shareholders of 12Snap AG, dated March 16, 2007		8-K	10.1	3/22/07

14	Code of Ethics	X

21	Subsidiaries of registrant	X

III-18

Incorporated by Reference
Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

23.1	Consent of Stonefield Josephson, Inc., independent Registered Public Accounting Firm of NeoMedia Technologies, Inc.	X

31.1	Certification	X

31.2	Certification	X

31.3	Certification	X

31.4	Certification	X

III-19

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Myers, State of Florida, on the 2nd day of April, 2007.

NEOMEDIA TECHNOLOGIES, INC.

By:	/s/ Charles W. Fritz
Charles W. Fritz
Interim Chief Executive Officer, Chairman of the Board of Directors, Principal Executive Officer

By:	/s/ David A. Dodge
David A. Dodge
Vice-President, Chief Financial Officer, and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2007.

SIGNATURES	TITLE	DATE

/s/ Charles W. Fritz	Interim Chief Executive Officer and
Charles W. Fritz	Chairman of the Board of Directors	April 2, 2007

/s/ David A. Dodge	Vice-President, Chief Financial Officer,
David A. Dodge	and Principal Accounting Officer	April 2, 2007

/s/ Scott Womble	Controller
Scott Womble		April 2, 2007

/s/ Hayes Barclay	Director
Hayes Barclay		April 2, 2007

/s/ James J. Keil	Director
James J. Keil		April 2, 2007

/s/ George G. O’Leary	Director
James J. Keil		April 2, 2007