Form 10-Q/A
period 2006-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2007-05-01
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q/A
Amendment No. 1
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
Yes ☐ No ☒

As of April 28, 2006, there were 630,759,953 outstanding shares of the issuer's Common Stock, and 22,000 outstanding shares of the issuer's Series C Convertible Preferred Stock.

EXPLANATORY NOTE

Restatement of Prior Reported Amounts

This form 10-Q/A is being filed to restate the revenue and cost of goods sold reported by NeoMedia filed on form 10-Q for the three months ended March 31, 2006 (the “Original Filing”). This amendment amends and restates the Original Filing solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby except for an update to NeoMedia’s revenue recognition policy.

The restatement of revenue and cost of goods sold is required because while preparing NeoMedia’s annual report for the year ended December 31, 2006, the Company became aware that it incorrectly applied the principles of EITF 99-19. The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the Company had overstated its net sales and its cost of goods sold during the three months ended March 31, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the years ended December 31, 2005 or 2004, or any interim periods during 2005 or 2004.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three month period ended March 31, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously	Restatement	Restated
	Reported	Adjustment	Amount
Three months ended March 31, 2006
Net sales	$2,052	($205)	$1,847
Cost of sales	1,246	(205)	1,041

PART I —   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)

	March 31	December 31
	2006	2005
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$7,115	$2,291
Trade accounts receivable, net of allowance for doubtful accounts of $73 and $203, respectively	5,159	341
Inventories, net of allowance for obsolete & slow-moving inventory of $0	852	423
Investment in marketable securities	453	104
Prepaid expenses and other current assets	1,478	151
Total current assets	15,057	3,310

Leasehold improvements & property and equipment, net	628	236
Capitalized patents, net	3,072	3,134
Micro paint chemical formulations and proprietary process, net	1,422	1,450
Goodwill	48,881	1,099
Other Intangible assets, net	22,057	246
Cash surrender value of life insurance policy	799	769
Loan to Mobot	—	1,500
Other long-term assets	893	667
Total assets	$92,809	$12,411

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,408	$1,574
Amounts payable under settlement agreements	97	1,844
Liabilities of discontinued business unit	676	97
Taxes payable	1,112	80
Accrued expenses	4,460	898
Deferred revenues	2,576	676
Notes payable	3,774	3,015
Derivative financial instruments	23,432	—
Total current liabilities	41,535	8,184

Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued and outstanding, liquidation value of $22,000	1,847	—

Shareholders' equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 630,885,698 and 475,387,910 shares issued and 629,244,272 and 467,601,717 outstanding, respectively	6,293	4,676
Additional paid-in capital	151,407	106,456
Deferred stock-based compensation	(146)	(169)
Deferred equity financing costs	(13,256)	(13,256)
Accumulated deficit	(93,842)	(92,524)
Accumulated other comprehensive loss	(250)	(177)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders' equity	49,427	4,227
Total liabilities and shareholders' equity	$92,809	$12,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

* - Derived from NeoMedia's audited financial statements for the year ended December 31, 2005.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)
(In Thousands, Except per Share Data)

	Three Months Ended March 31,
	2006	2005
NET SALES:
Technology license, service and products	$1,470	$292
Micro paint repair products and services	377	455
Total net sales	1,847	747

COST OF SALES:
Technology license, service and products	622	176
Micro paint repair products and services	419	273
Total cost of sales	1,041	449

GROSS PROFIT	806	298

Sales and marketing expenses	1,540	795
General and administrative expenses	1,326	603
Research and development costs	550	184
Stock based compensation expense	1,517	96

Loss from operations	(4,127)	(1,380)

Other income	4	—
Gain (loss) on extinguishment of debt	(1,964)	138
Interest income	2	23
Gain on derivative financial instruments	4,768	—

NET LOSS	(1,317)	(1,219)

Accretion of dividends on convertible preferred stock	(137)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,454)	(1,219)

Comprehensive Loss
Net loss	(1,317)	(1,219)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	149	(42)
Foreign currency translation adjustment	(222)	11

COMPREHENSIVE LOSS	$(1,390)	$(1,250)

LOSS PER SHARE — BASIC AND DILUTED	$(0.00)	$(0.00)

LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.00)	$(0.00)

Weighted average number of common shares — basic and diluted	527,991,819	437,764,971

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

NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries (“NeoMedia” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of NeoMedia as of March 31, 2006, the results of operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month period ended March 31, 2006 and 2005. The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

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

If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

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

During the first quarter of 2006, following the completion of the acquisitions of 12Snap AG (“12Snap”), Sponge Ltd. (“Sponge”), Gavitec AG (“Gavitec”), Mobot, Inc. (“Mobot”), and BSD Software, Inc. (“BSD”), as well as the winding down of the NCIS business unit, NeoMedia restructured into the following three business units:

•	NeoMedia Mobile (NMM) - encompassing NeoMedia's physical-world-to-internet and mobile marketing technologies branded under PaperClick, 12Snap, Sponge, Gavitec and Mobot

•	NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

•	NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD

Reclassifications

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation, most notably, “License revenue” and “Resales of software and technology equipment and service fees”, which were formerly shown as separate line items on NeoMedia's consolidated statement of operations, are now condensed into the category entitled, “Technology license, service & products.” This is primarily due to the winding down of the former NCIS business unit and consolidation of revenues relating to the NCIS unit into the NMM unit, as well as the addition of new revenue streams from Mobot, Sponge, Gavitec, 12Snap, and BSD that fall into the same general category.

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

Stock-based Compensation

Beginning January 1, 2006, NeoMedia began to account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment . Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Stock-based compensation expense is calculated using the Black-Scholes-Merton option pricing model on the date of grant. This option valuation model requires input of highly subjective assumptions. Because NeoMedia's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

Fair Value of Derivatives

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

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

(2)
Technology service and product revenue, which includes sales of software and technology equipment and service fee is recognized  based on guidance  provided in  SEC Staff  Accounting  Bulletin  (“SAB”) No. 104,  "Revenue  Recognition  in Financial Statements,"  as amended (SAB 104).  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract. The Company’s subsidiaries, Mobot (sold during 2006), and Gavitec follow this policy. The Company defers revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s subsidiaries 12Snap and Sponge (sold during 2006) follow this policy. Telecom revenues from NeoMedia’s subsidiary BSD are recognized at the time that calls are accepted by the clearinghouse for billing to customers on a net basis, based on guidance in EITF 99-19. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

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

3.   ACQUISITIONS

During the three months ended March 31, 2006, NeoMedia completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD.

Acquisition of Mobot

On February 9, 2006, NeoMedia and Mobot. (www.mobot.com) signed a definitive merger agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and 16,931,493 shares of NeoMedia common stock (2,604,845 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. In the event that NeoMedia's stock price (at the time the consideration shares are saleable) is less than $0.3839, NeoMedia is obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares become saleable and $0.3839. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $2.3 million resulting from this clause. In addition to cash and stock, at closing NeoMedia forgave notes payable totaling $1,500,000 due from Mobot. This amount is considered other additional consideration in the purchase price allocation.

Mobot is a pioneer in visual search and recognition technology designed to make marketing effective and innovative using mobile devices. Launched in 2004 to help companies cultivate rewarding relationships with the world's 1.5 billion mobile phone users, Mobot gives marketers, content providers and carriers the tools to make it easy for any consumer with a camera phone to interact with their offerings. Mobot's customers include, amongst others, ELLEgirl magazine, for which Mobot “turned on” advertisements throughout the magazine that linked to content and customer loyalty promotions on the mobile Internet; The Light Agency, who distributes Mobot's visual search and recognition technology to the U.K. grocery sector through its award-winning mobile phone-based loyalty program with the Sainsburys-owned convenience store chain Jackson's; and Warner Music Group's U.S. sales and retail marketing company WEA Corp., running a snap-and-enter contest in music stores for music fans to win tailored offers, samples and discounts.

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

Acquisition of Sponge

On February 20, 2006, NeoMedia and Sponge signed a definitive share purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Sponge in exchange for $6,141,000 cash and 33,097,135 shares of NeoMedia common stock (3,400,490 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). The agreement also calls for Sponge to earn an additional £2,500,000 (approximately $4.4 million) in the form of NeoMedia common stock if, during the two-year period beginning at closing, the Sponge business earns in excess of £1,300,000 (approximately $2.3 million) in net profits. On February 23, 2006, NeoMedia and Sponge completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.384, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. In the event that NeoMedia's stock price (at the time the consideration shares are saleable) is less than $0.384, NeoMedia is obligated to compensate Sponge shareholders in cash for the difference between the price at the time the shares become saleable and $0.384. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $4.4 million resulting from this clause.

Founded in 2001, Sponge has grown to become a U.K. market leader in providing mobile applications to agencies and media groups, and gain recognition as one of Europe's top independent developers of mobile applications and content. Today, Sponge counts more than 40 agencies, including WPP, Aegis and BBH, as clients, and supplies services for over 100 world-class brands, including Coca Cola® , Heineken® and Diageo. Sponge also supplies a range of mobile services to media groups, including News International, Trinity Mirror, Endemol and IPC. For Walker's (Frito-Lay) potato chips, Sponge enabled a promotion that offered consumers of Walker's — the U.K.'s largest snack brand — to win an iPod every 5 minutes for 4 weeks, by texting a unique code found on-pack into the Sponge platform. More than 5% of the total U.K. population participated in the campaign, which has been expanded to Belgium and the Netherlands on the basis of its success in the U.K. A total of 23% of the U.K. population interacted with Sponge applications in 2005.

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

Acquisition of Gavitec

On February 17, 2006, NeoMedia and Gavitec signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and 13,660,511 shares of NeoMedia common stock (1,366,051 of which are being held in escrow until December 31, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement). Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.389, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 16, 2006. On February 23, 2006, NeoMedia and Gavitec completed the closing requirements and the acquisition became effective. In the event that NeoMedia's stock price (at the time the consideration shares are saleable) is less than $0.389, NeoMedia is obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares become saleable and $0.389. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $2.0 million resulting from this clause.

Gavitec was founded in 1997 as a specialized provider and manufacturer of products and solutions for mobile marketing and mobile information technology. As a technology leader in code-reading systems and software for mobile applications, Gavitec offers its clients standardized or individual solutions in the areas of mobile marketing, mobile ticketing, mobile couponing, and mobile payment systems. Gavitec has run an in-market pilot program in Switzerland for its mobile macro-payment system with the leading Swiss retail bank PostFinance, Unisys, seven selected retailers including Migros, CoOp and McDonald's and approximately a thousand consumers. Participants receive a personal Data Matrix code via text message to their mobile phone. Then to complete a purchase, participants hold their cell phone over Gavitec's EXIO code reader and enter their PIN code to debit their PostFinance account. Gavitec has also run trials with “Coast Mobile” in conjunction with the British Broadcasting Corporation (BBC) and News International's The Times newspaper, along with a number of other interactive mobile campaigns.

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

The acquisition was accounted for under the purchase method. The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the acquisition, and direct costs associated with the combination. The purchase price has initially been allocated (subject to final determination) as follows:

(Dollars in
Thousands)
Value of 13,660,511 shares issued at $0.386 per share(1)	$5,273
Cash paid	1,800
Direct costs of acquisition	26
Total Fair Value of Purchase Price	7,099

Assets Acquired:
Cash and cash equivalents	$74
Accounts receivable	173
Inventory	106
Other current assets	53
Property, plant & equipment	15
Intangible assets	3
Capitalized software platform	5,600
Brand name	500
Copyrighted materials	50
Goodwill	1,023
Total Assets Acquired	7,597

Less Liabilities Assumed:
Accounts payable	113
Accrued liabilities	24
Deferred revenue	117
Other current liabilities	244
Total Liabilities Assumed	498

Net assets acquired	$7,099

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

Acquisition of 12Snap

On February 10, 2006, NeoMedia and 12Snap signed a definitive sale and purchase agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and 49,294,581 shares of NeoMedia common stock (6,319,818 of which are being held in escrow until June 30, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 28, 2006, NeoMedia and 12Snap completed the closing requirements and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.3956, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 9, 2006. In the event that NeoMedia's stock price (at the time the consideration shares are saleable) is less than $0. 3956, NeoMedia is obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares become saleable and $0.3956. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $7.2 million resulting from this clause.

12snap AG is headquartered in Munich with branches in Düsseldorf, New York, London, Milan, Stockholm and Vienna. As an expert in innovative marketing and entertainment for mobile phones, 12snap combines know-how in mobile applications, mobile loyalty and mobile marketing. In the mobile marketing space, 12snap creates and implements national and pan-European mobile marketing campaigns for international brands; its mobile loyalty business unit offers customer loyalty programs for companies and brands, and its mobile applications business unit is the center for development and software. 12snap sells and licenses a wide spectrum of mobile solutions to satisfy the demands of the current growing market and the new uses of the third mobile phone generation from dynamic video services and multiplayer games to personalized messaging applications. 12snap has 75 employees, and services to companies including McDonald's, MTV® , Coca-Cola, Ferrero, Wella, adidas, Unilever and Gillette® .

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

Pro Forma Financial Information

Pro-forma operations as if NeoMedia combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2006 are as follows:
	Three Months Ended March 31, 2006
							Pro-forma
							Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$1,847	$85	$811	$778	$3,044	$379	($1,304)	(A)	$5,640
Net income (loss)	($1,318)	($383)	$112	($1,201)	$542	($137)	($381)	(A)	($2,766)
Net income (loss) per share-basic and diluted	($0.00)						$0.00 (A)	(B)	($0.00)
Weighted average common shares outstanding	527,991,819						155,445,734	(B)	683,437,553

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

(B) - Adjustment for shares that would have been issued in connection with acquisitions if they had occurred on January 1, 2006, calculated as follows:
	Mobot	Sponge	Gavitec	12Snap	BSD	Total
Total stock consideration	$6,500,000	$11,400,000	$5,400,000	$19,500,000	$2,279,263	$45,079,263
NeoMedia stock price around January 1, 2006 (measurement date)	$0.290	$0.290	$0.290	$0.290	$0.290
Pro forma number of shares of NeoMedia to be issued as purchase price consideration	22,413,793	39,310,345	18,620,690	67,241,379	7,859,527	155,445,734

Pro-forma operations as if NeoMedia combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2005 are as follows:
	Three Months Ended March 31, 2005
							Pro-forma
						(B)	Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$747	$99	$541	$806	$1,832	$350	—		$4,375
Net income (loss)	($1,219)	($193)	$151	($1,180)	($743)	$52	($830)	(A)	($3,962)
Net income (loss) per share-basic and diluted	($0.00)						$0.01	(B)	($0.01)
Weighted average common shares outstanding	437,764,971						172,717,482	(B)	610,482,453

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

Letter of Intent to Acquire Hip Cricket

On February 16, 2006, NeoMedia signed a non-binding letter of intent to acquire HipCricket, Inc. (“HipCricket”) of Essex, CT ( www.hipcricket.com ) in exchange for $500,000 cash and $4,000,000 of NeoMedia common stock. The number of shares to be issued as stock consideration is to be determined using the volume-weighted average closing price of NeoMedia stock for the ten days prior to the signing of a definitive purchase agreement. The letter of intent is subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

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

On February 17, 2006, the Company issued the Purchasers $22,000,000 in aggregate principal amount of such 8% cumulative Series C convertible preferred stock. At any time from the closing date until February 17, 2009, the Purchasers have the right to convert the preferred stock, in whole or in part, into common stock of the Company at the then effective conversion price, which varies relative to the Company's trading stock price, as follows: $0.50 per share, or 97% of the lowest closing bid prices (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

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

The 8% cumulative Series C convertible preferred stock contains consequences in case of default. Events of default which could subject the Company to penalties and liabilities as specified in the Agreement include:

•	Any case or action of bankruptcy or insolvency commenced by the Company or any subsidiary, against the Company or adjudicated by a court against the Company for the benefit of creditors;

•	Any default in its obligations under a mortgage or debt in excess of $100,000;

•	Any cessation in the eligibility of the Company's stock to be quoted on a trading market;

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

At February 17, 2006, a summary is as follows:

Instrument:
Convertible Preferred Stock(1)	$1,711,000
Common stock warrants(2)	16,172,000
Embedded conversion feature	1,935,000
Debt extinguishment loss(3)	(1,964,000)
Total gross proceeds	$17,854,000

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

(3)
The financing arrangement settled face value $3,209,000 of preexisting indebtedness. The debt extinguishment loss was calculated as the amount that the fair value of securities issued (using a relative fair value basis) exceeded the Company's carrying value.

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $1,847,000, net of unaccreted deferred cost of $25,432,000, at March 31, 2006. Face value of Series C convertible preferred stock at March 31, 2006 is $22,000,000. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments on the Company's balance sheet at March 31, 2006:

(Assets) Liabilities:	March 31, 2006
Cornell warrants	$13,280,000
Embedded conversion feature	1,575,000
Other warrants(1)	8,577,000
$23,432 ,000

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders' equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $13,883,000 and $8,195,000 on February 17, 2006 and March 31, 2006, respectively. These warrants will be reclassified to stockholders' equity when the Company reacquires the ability to share-settle the instruments.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at March 31, 2006:
Shares of common stock
Cornell warrants	75,000,000
Embedded conversion feature (1)	71,585,000
Other warrants	33,325,000
179,910,000

(1)
The terms of the embedded conversion features (ECF) in the Series C Convertible Preferred Stock provide for variable conversion rates that are indexed to the Company's trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the ECF was convertible as of March 31, 2006 was calculated as the face value of $22,000,000 plus assumed dividends of $220,000 if declared, divided by 97% of the lowest closing bid price for the 30 trading days preceding March 31, 2006.

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

	March 31, 2006	March 31, 2005
Outstanding Stock Options	124,005,799	83,206,621
Outstanding Warrants	108,325,000	72,825,000
Convertible Preferred Stock (on an as converted basis) - March 31, 2006	71,585,052	—

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

As a result of adopting Statement 123(R) on January 1, 2006, NeoMedia's net loss for the three months ended March 31, 2006 is $1,477,000 higher than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted income per share for the three months ended March 31, 2006 would have been $0.00 if NeoMedia had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $0.00. Estimated income tax benefits recognized during the three months ended March 31, 2006 were offset by a valuation allowance since realization was not reasonably assured.

Prior to the adoption of Statement 123(R), it was NeoMedia's policy to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, however, due to NeoMedia's tax loss carryforward, any such benefits were always fully offset by a valuation allowance. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. NeoMedia will use this presentation if and when it has exhausted its tax loss carryforward.

The following table illustrates the effect on net loss and loss per share if NeoMedia had applied the fair value recognition provisions of Statement 123 to options granted under NeoMedia's stock option plans in 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods.

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

The Plans permit the grant of share options and shares to NeoMedia's employees, board of directors, and outside consultants. NeoMedia believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of NeoMedia's stock at the date of grant; those option awards generally vest over a period of 3 years and have 10-year contractual terms. Shares granted upon the exercise of stock options are granted from treasury. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because Black-Scholes valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the expected impact on future stock price of expected future revenue and earnings, historical volatility of NeoMedia's stock, and other factors. NeoMedia uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

	Three months ended March 31,
	2006	2005
Volatility	56%	431% - 440%
Expected dividends	—	—
Expected term (in years)	3	3
Risk-free rate	4.35%	4.50%

As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in SFAS 123R. Prior to January calculated volatility using only historical share price data. Under the provisions of SFAS 123, from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia's volatility decreased significantly for stock based compensation granted during the three months ended March 31, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of SFAS 123R, future volatility will more closely resemble 2006 levels than previous years.

A summary of option activity under the Plans as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(in years)	(In thousands)

Outstanding at January 1, 2006	100,041	$0.18
Granted	24,695	$0.37
Exercised	(731)	$0.18
Forfeited	—	—
Outstanding at March 31, 2006	124,005	$0.22	8.8	$16,989

Vested or expected to vest at March 31, 2006	76,126	$0.16	5.2	$14,439

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $0.11. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $156,000. Total cash received from options exercised was $131,000 and $174,000 for the three months ended March 31, 2006 and 2005, respectively.

A summary of the status of NeoMedia's nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2006	44,215	$0.18
Granted	15,146	$0.12
Vested	(11,481)	$0.19
Forfeited	—	—
Nonvested at March 31, 2006	47,880	$0.16

As of March 31, 2006, there was $10,127,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

9.  SEGMENT REPORTING

As of March 31, 2006, NeoMedia was structured and evaluated by its Board of Directors and Management as three distinct business units:

•	NeoMedia Mobile (NMM) - encompassing NeoMedia's physical-world-to-internet and mobile marketing technologies branded under PaperClick, 12Snap, Sponge, Gavitec and Mobot

•	NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

•	NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD

NeoMedia's reportable segments are strategic business units that offer different technology and marketing strategies. NMM is headquartered in Ft. Myers, Florida, and operates principally in the United States and in Europe through the recent acquisitions of Sponge (United Kingdom), 12Snap (Germany) and Gavitec (Germany). NMPR is headquartered in Ft. Myers, Florida, and currently sells into Canada, the United States, Australia, New Zealand, Scandinavia, Mexico and China. NTS is headquartered in Calgary, Alberta, Canada and presently primarily operates within Canada.

Consolidated net sales by geographic area for the three-month periods ended March 31, 2006 and 2005 were as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2006	2005
Net Sales:
United States	$442	$610
Germany	217	—
United Kingdom	300	—
Canada	188	137
Italy	687	—
Other	13	—
	$1,847	$747

Consolidated net sales, net operating losses for the three-month periods ended March 31, 2006 and 2005, and identifiable assets as of March 31, 2006, by business unit were as follows:

	(in thousands)
	Three Months Ended
	March 31,
	2006	2005
Net Sales:
NeoMedia Mobile (1)	$1,443	$20
NeoMedia Telecom Services (2)	27	—
NeoMedia Micro Paint Repair (3)	377	455
NeoMedia Consulting & Integration Services (4)	—	272
	$1,847	$747

Net Loss:
NeoMedia Mobile (1)	($1,868)	($254)
NeoMedia Telecom Services (2)	(400)	—
NeoMedia Micro Paint Repair (3)	(452)	(165)
NeoMedia Consulting & Integration Services (4)	—	(323)
Corporate overhead (5)	(1,401)	(477)
Charges related to convertible preferred stock sale	2,804	—
	($1,317)	($1,219)

Identifiable Assets
NeoMedia Mobile (1)	$72,058
NeoMedia Telecom Services (2)	7,893
NeoMedia Micro Paint Repair	4,217
NeoMedia Consulting & Integration Services (3)	—
Corporate	8,641
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

The following table sets forth NeoMedia's future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(dollars in thousands)
				Series C
		Vendor &		Convertible
	Operating	Consulting	Notes	Preferred
	Leases	Agreements	Payable	Stock	Total
2006 (remaining nine months)	$755	$470	$3,137	$—	$4,362
2007	772	473	634	—	1,879
2008	515	269	3	—	787
2009	186	153	—	27,000	27,339
2010	85	117	—	—	202
Thereafter	363	117	—	—	480
Total	$2,676	$1,599	$3,774	$27,000	$35,049

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company's obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Historically, payments pursuant to these indemnifications have been immaterial. See Item 1 of Part II of this Form 10-Q for discussion of legal proceedings.

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

Also on February 25, 2005, NeoMedia signed two non-binding Letters of Intent to acquire up to 100% of Automotive Preservation, Inc. (“AP”), a distributor of automotive paint and accessory products, from AP's parent company, PUPS. The first Letter of Intent calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second Letter of Intent, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second Letter of Intent also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both Letters of Intent are non-binding and subject to due diligence by NeoMedia and AP. On September 21, 2005, the BOD approved to change the deal structure for the acquisition of AP, so that the Company would acquire only 30% of AP for a total purchase price of $1.6 million of which $600,000 would be paid in cash and $446,000 would be paid through the assumption of debt, and $554,000 through the issuance of restricted NeoMedia stock. NeoMedia will not acquire the remaining 70% of AP under the new structure.

15. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the company had overstated its net sales and its cost of goods sold during the three months ended March 31, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the three months ended March 31, 2005.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three month period ended March 31, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously	Restatement	Restated
Three months ended March 31, 2006	Reported	Adjustment	Amount

Net sales	$2,052	($205)	$1,847
Cost of sales	1,246	(205)	1,041

16. SUBSEQUENT EVENTS

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

During April 2006, the Instituto Mexicano de la Propiedad Industrial, the patent office in Mexico, awarded patent No. 233529 to NeoMedia, which corresponds to patents issued to the company by the U.S. Patent Office and the Canadian Intellectual Property Office, for a "Method and System for Accessing Electronic Resources via Machine-Readable Data on Intelligent Documents." Dr. Kevin Hunter, NeoMedia's chief scientist, is the inventor of record. NeoMedia has also filed for patents for the process in Europe, Japan and Brazil. The patent deals with improved methods of storing information placed directly on physical objects as PC-readable data utilizing 2-dimensional bar codes and various data compression techniques.

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

During April 2006, 12snap signed an agreement with Lufthansa to leverage 12snap's expertise to "mobilize" the cross-media communication of Lufthansa's involvement in soccer in Germany. 12snap prevailed in a multi-company pitch. Soccer fans will be able to receive a comprehensive mobile entertainment package from Lufthansa, ranging from soccer-themed content and games, to competitions, video clips and an interactive quiz. The mobile application will run on 12snap's technology platform, which has been the basis for executing its award-winning mobile marketing campaigns for several years. Lufthansa is the official partner of the German Soccer Association and of record-holding champion club FC Bayern Munich.

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

February 2006:
completed acquisitions of Mobot (US), 12Snap (Europe), Gavitec (Europe), and Sponge (Europe); signed letter of intent to acquire Hip Cricket; completed $22 million funding t o finance acquisitions and future growth

March 2006:	completed acquisition of BSD Software, creating the NeoMedia Telecom Services (NTS) business unit

Acquisitions

During 2005 and the first quarter of 2006, NeoMedia has aggressively pursued acquisitions that will confirm its presence in the global mobile marketing space. To this end, during the three months ended March 31, 2006, NeoMedia completed, or agreed to complete, acquisitions of Mobot, Sponge, Gavitec, 12Snap, BSD, and Hip Cricket. It is the intention of NeoMedia's board of directors and management to continue to pursue strategic acquisitions in both its mobile marketing and the micro paint repair business units.

First Quarter 2006 Developments for New Acquisitions

Mobot continued its ground-breaking work with ELLEgirl and The Light Agency over Q1. With ELLEgirl, Hachette's magazine, Mobot provides its visual search and recognition technology to deliver exciting promotions within each monthly issue. In a recent issue a “Daily Instant Win” campaign encouraged readers to use camera phones to snap a picture of a different advertisement each day, and through Mobot's visual-matching technology, enter to win numerous prizes. Mobot is also continuing its partnership with The Light Agency to exclusively distribute its visual search and recognition technology to the U.K. grocery sector. Mobot's technology enhances The Light Agency's award-winning mobile phone-based loyalty program with the Sainsburys-owned convenience store chain Jackson's by allowing consumers to receive offers on products by snapping a photo in-store and sending it to Mobot's server via mobile.

Sponge has managed a range of mobile activity in first quarter 2006 for IPC Magazines, Audi, Frito Lay and Thomson Holidays. Through a range of sales promotion and interactive agencies, Sponge has also worked on a number of brand promotions, including: a major specialist motorcycle magazine; on-pack text-to-win mechanics for two drink brands; and a campaign for a men's cosmetics brand. Based in the UK, Sponge's campaigns in first quarter 2006 expanded geographically with activity in Ireland, France, The Netherlands and the U.S. Sponge has also made a number of developments to its platform to launch its Draw Engine which enables the easy deployment of ratio, timed and winning moments draws - very frequently requested by major brands and agencies after Sponge's successful Walker's (Frito Lay) campaign in 2005 (whereby over 5 % of the U.K. population participated). Additional developments include the addition of highest bid auction application alongside lowest bid auction mechanics, which resulted in Thomson Holidays and its digital interactive agency Remote Media running their second successful campaign with Sponge.

Gavitec continues to successfully market its Exio and MD20 scanners through mobile solutions partners to clients including McDonald's Portugal, EMT (Empresa Malagueña de Transportes), a Spanish public transport company and BNP Paribas, a leading European and global banking and financial institution. TopSolutions, a leading software development and systems integration house, is Gavitec's mobile solutions partner for McDonald's Portugal, which is running a large scale mobile-couponing program. EMT continued to run a pilot during first quarter 2006 that gave EMT the distinction of being the first Spanish public transport company effectively and successfully using mobile ticketing. Through the use of Gavitec technology, EMT passengers are now able to pay for and receive bus tickets using their own mobile phones. BNP Paribas, in conjunction with RedShift, an interactive marketing agency and mobile solution partner, expects to launch the first interactive mobile campaign in France using Gavitec's scanning and browsing applications based on 2D codes. On the technological front, Gavitec furthered the development of its code-reading capabilities adding QR-Engine on JAVA to augment its existing DataMatrix technology on JAVA. Now, the engine can be downloaded via Internet or telephone connection to a considerable number of mobile phones, providing the opportunity to distribute the innovative software to a broader audience — business-to-consumer "mass market" applications.

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

Restatement of previously reported financial results

The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the company had overstated its net sales and its cost of goods sold during the three months ended March 31, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the three months ended March 31, 2005.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three month period ended March 31, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously	Restatement	Restated
Three months ended March 31, 2006	Reported	Adjustment	Amount

Net sales	$2,052	($205)	$1,847
Cost of sales	1,246	(205)	1,041

Critical Accounting Policies

The United States Securities and Exchange Commission (the “SEC”) issued Financial Reporting Release No. 60, “ Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, NeoMedia's most critical accounting policies include: intangible asset valuation, which affects amortization and impairment of goodwill and other intangibles; financial instruments and concentrations of credit risk, which affects gains and losses from derivative financial instruments; allowance for doubtful accounts; inventory valuation, which affects cost of sales and gross margin; stock based compensation; estimate of litigation-based liability; and revenue recognition . NeoMedia also has other key accounting policies, such as policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, allowance for doubtful accounts, and stock-based compensation. The methods, estimates and judgments NeoMedia uses in applying these most critical accounting policies have a significant impact on the results it reports in its consolidated financial statements.

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

Financial Instruments and Concentrations of Credit Risk. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, notes payable, derivative financial instruments, other current liabilities and convertible preferred stock. Management believes the carrying values of cash and cash equivalents, accounts payable, accounts payable and accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible preferred stock is estimated on March 31, 2006 to be approximately $18,173,000.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

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

Stock-based Compensation. Beginning January 1, 2006, NeoMedia began to account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment . Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Stock-based compensation expense is calculated using the Black Scholes option pricing model on the date of grant. This option valuation model requires input of highly subjective assumptions. Because NeoMedia's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

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

(2)
Technology service and product revenue, which includes sales of software and technology equipment and service fee is recognized  based on guidance  provided in  SEC Staff  Accounting  Bulletin  (“SAB”) No. 104,  "Revenue  Recognition  in Financial Statements,"  as amended (SAB 104).  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract. The Company’s subsidiaries, Mobot (sold during 2006), and Gavitec follow this policy. The Company defers revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s subsidiaries 12Snap and Sponge (sold during 2006) follow this policy. Telecom revenues from NeoMedia’s subsidiary BSD are recognized at the time that calls are accepted by the clearinghouse for billing to customers on a net basis, based on guidance in EITF 99-19. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

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

Stock-Based Compensation

NeoMedia adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123R”) on January 1, 2006, using the prospective method for stock option grants prior to January 1, 2006 and the modified-prospective transition method for stock option grants and restricted stock issued after January 1, 2006. As a result, the unamortized compensation expense from stock options granted prior to January 1, 2006 is not included in the statement of operations. SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values. Under the modified-prospective transition method, compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts are reduced by NeoMedia's estimate of forfeitures of all unvested awards.

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

As of March 31, 2006, there was $10.1 million of total stock-based compensation expense not yet recognized relating to non-vested awards granted under NeoMedia's option plans and restricted stock agreements as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 2.4 years. The amount of stock-based compensation expense to be recorded in any future period cannot be exactly predicted due to the uncertainty of future grant levels and actual forfeitures to be recorded. Additionally, changes to the assumptions used in the Black Scholes model could cause a material change in the amount of compensation expense to be recorded in future reporting periods.

Effect Of Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Results Of Operations For The Three Months Ended March 31, 2006 As Compared To The Three Months Ended March 31, 2005

Net sales.  Total net sales for the three months ended March 31, 2006 were $1.847,000, which represented a $1,100,000, or 147%, increase from $747,000 for the three months ended March 31, 2005.  This increase primarily resulted from sales of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia could realize a material increase in revenue over the next 12 months relative to 2005 due to the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD for the entire quarter.  NeoMedia could also realize a material increase in revenue over the next 12 months if the Company is successful in implementing its PaperClick® go-to-market strategy, if pending court cases involving its intellectual property are resolved in NeoMedia's favor, or if it is successful in implementing the expansion of the Micro Paint Repair business unit into China and other geographies.

Technology license, service, product and licenses.  Technology service, product and license sales increased $1,178,000, or 403% to $1,470,000 for the three months ended March 31, 2006 compared to $292,000 for the three months ended March 31, 2005.  The increase was primarily the result of sales of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.   NeoMedia could realize an increase in license fees over the next 12 months due to the recent acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD, if the Company is successful in implementing its PaperClick® go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

        Micro Paint Repair products and services. Sales of Micro Paint Repair products and services were $377,000 for the three months ended March 31, 2006, compared with $455,000 for the three months ended March 31, 2005, a decrease of $78,000, or 17%.  The decrease was primarily due to a shipment of products totaling $290,000 to the Company's distributor in New Zealand during the first quarter of 2005. In addition, during the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $825,000 of product to Beijing Sino-US Jinche Yingang Auto Technological Services Limited that has not yet been recognized as revenue as of March 31, 2006 Once collectibility is reasonably assured, NeoMedia expects to recognize revenue for these shipments.  NeoMedia could realize a material increase in Micro Paint Repair revenue if the Company is successful in continuing the expansion of the business unit into China and other geographies.

        Cost of technology license, service, product and licenses.  Cost of technology services, products and licenses fees were $622,000 for the three months ended March 31, 2006 compared to $176,000 for the three months ended March 31, 2006, an increase of $446,000, or 253%.  The increase was due almost entirely from the cost of sales of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

        Cost of Micro Paint Repair products and services.  Cost of Micro Paint Repair products and services was $419,000 for the three months ended March 31, 2006, compared with $273,000 for the three months ended March 31, 2005, an increase of $146,000, or 54%.  This increase is the result of fixed cost of goods sold associated with NeoMedia's corporate Micro Paint facility in Ft. Myers, Florida. The facility operated at a gross margin loss during the first quarter of 2006 as it gained market traction.  Cost of micro paint repair products and services as a percentage of related sales was 111% in 2006, compared to 60% in 2005.  NeoMedia expects cost of micro paint repair products and services to more closely resemble 2005 as compared to 2006 as the corporate facility increases its customer base and profitability and product sales expand globally.

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

Gain on derivative financial instruments.  Gain on derivative financial instruments was $4,768,000 for the three months ended March 31, 2006.  The gain is on the derivatives associated with the preferred stock sale on February 17, 2006.  Certain derivatives were created at the time of the offering and those derivatives are recorded at fair value on the accompanying balance sheet.   The gain for the three months ended March 31, 2006 is the reduction in value of the derivative from February 17, 2006 to March 31, 2006 and is due almost entirely to a reduction in NeoMedia's stock price from February 17, 2006 to March 31, 2006.   There was no such gain or loss on derivative financial instruments for the three months ended March 31, 2005.

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

In the event that NeoMedia's stock price at the time the consideration shares issued in connection with the recent acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $15.9 million resulting from these clauses.

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

The following table sets forth NeoMedia's future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(dollars in thousands)
				Series C
		Vendor &		Convertible
	Operating	Consulting	Notes	Preferred
	Leases	Agreements	Payable	Stock	Total
2006 (remaining nine months)	$755	$470	$3,137	$—	$4,362
2007	772	473	634	—	1,879
2008	515	269	3	—	787
2009	186	153	—	27,000	27,339
2010	85	117	—	—	202
Thereafter	363	117	—	—	480
Total	$2,676	$1,599	$3,774	$27,000	$35,049

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

If NeoMedia's financial resources are insufficient NeoMedia may require additional financing in order to execute its operating plan and continue as a going concern. NeoMedia cannot predict whether this additional financing will be in the form of equity, debt, or another form. NeoMedia may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, NeoMedia may be unable to implement its current plans for expansion, repay its debt obligations as they become due, pay any additional costs required under its recently completed acquisition agreements, or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should NeoMedia be unable to continue as a going concern.

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

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's fiscal quarter ended March 31, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the quarter ended March 31, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-Q.

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

In July 2005 Broad Reach Network Inc. (BRN) filed a Statement of Claim against Triton Global Business Services Inc., a subsidiary of the former BSD Software, Inc., and now a subsidiary of NeoMedia effective with completion of the acquisition of BSD by NeoMedia on March 21, 2006. The action was brought before the court of Queen's Bench, Calgary, Alberta. BRN is suing for damages and judgment in the amount of CDN $81,000 (approximately $69,000).  TGBSI has filed a statement of defense denying the amount of the indebtedness to BRN and filed a countersuit in the amount of CDN $50,000 for breach of contract.  The Company has accrued an amount in its liabilities to cover this contingency.  The final amount paid could differ materially from the amount accrued.

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

ITEM 1A.  RISK FACTORS

Risks Related to NeoMedia's Business

NeoMedia has Historically Lost Money and Losses May Continue

NeoMedia has incurred substantial losses since inception, and anticipates continuing to incur substantial losses for the foreseeable future. NeoMedia incurred a loss of $1,317,000, $1,219,00, $9,147,000 and $7,230,000 for the three months ended March 31, 2006 and 2005, and the years ended December 31, 2005 and 2004, respectively. NeoMedia's accumulated losses were approximately $93,843,000 and $92,524,000 as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005 and 2004, NeoMedia had a working capital deficit of approximately $26,478,000, $4,874,000 and $2,597,000, respectively. NeoMedia had stockholders' equity of $49,427,000, $4,227,000 and $4,392,000 as of March 31, 2006 and December 31, 2005 and 2004, respectively. NeoMedia generated revenues of $2,052,000, $747,000, $2,156,000 and $1,700,000 for the three months ended March 31, 2006 and 2005 and the years ended December 31, 2005 and 2004, respectively. In addition, during the three months ended March 31, 2006 and 2005 and the years ended December 31, 2005 and 2004, NeoMedia recorded negative cash flows from operations of $2,586,000, $1,660,000, $6,509,000 and $4,650,000, respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

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

Pursuant to the terms of the merger agreements with Mobot, Sponge, Gavitec, and 12Snap, in the event that NeoMedia's stock price at the time the consideration shares issued in connection with each acquisition are saleable is less than the price at which they were valued for purposes of the merger agreement (between $0.3839 and $0.3956 per share), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price the shares were valued for purposes of the merger agreement. Subsequent to the closing of the acquisitions, NeoMedia's stock has traded as low as $0.202 per share. Assuming a stock price at the time the shares become saleable of $0.25, which was the last sale price on May 10, 2006, NeoMedia would have a cash liability of $15.9 million resulting from these clauses.

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

NeoMedia's Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

NeoMedia's common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for NeoMedia's common stock by reducing the number of potential investors. This may make it more difficult for investors in NeoMedia's common stock to sell shares to third parties or to otherwise dispose of them. This could cause NeoMedia's stock price to decline. Penny stocks are stock:

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

Due To The Accounting Treatment Of Certain Convertible Preferred Stock Instruments Issued By NeoMedia, A Fluctuation In NeoMedia's Stock Price Could Have A Material Impact On NeoMedia's Results Of Operations

During the first quarter of 2006, NeoMedia recognized income in the amount of $4,768,000 from adjustments recorded to reflect the change in fair value of derivatives issued in connection with its Series C Convertible Preferred Shares. The income results from a decrease in NeoMedia's share price from $0.389 per share at the time of issuance of the Series C Convertible Preferred Shares (February 17, 2006) to $0.345 at March 31, 2006. NeoMedia will adjust the carrying value of the derivative instruments to market at each balance sheet date. As a result, NeoMedia could experience significant fluctuations in its net income (loss) in future periods as a result of such charges.

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

In the event that the NeoMedia Mobile business unit should never achieve profitability, that NeoMedia's current product offerings should so suffer, or that NeoMedia's products fail to obtain market acceptance, NeoMedia's business, prospects, financial condition, and results of operations would be materially adversely affected.

A Large Percentage Of NeoMedia's Assets Are Intangible Assets, Which Will Have Little Or No Value If NeoMedia's Operations Are Unsuccessful

At March 31, 2006 and December 31, 2005 and 2004, approximately 81%, 48% and 49%, respectively, of NeoMedia's total assets were intangible assets, consisting primarily of rights related to NeoMedia's patents, other intellectual property, and excess of purchase price over fair market value paid for Mobot, Sponge, Gavitec, 12Snap, BSD, and CSI International, Inc. If NeoMedia's operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of NeoMedia's stock and the ability of NeoMedia's stockholders to recoup their investments in NeoMedia's capital stock.

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

Certain Of NeoMedia's Emerging Products and Services Have Limited History And May Not Result In Success

To date, NeoMedia has conducted limited marketing efforts directly relating to its emerging technology products, consisting primarily of the PaperClick suite of products, and certain products of recent acquisitions Mobot and Gavitec. Many of NeoMedia's marketing efforts with respect to these emerging technologies have been largely untested in the marketplace, and may not result in materially increased sales of these emerging products and services. To penetrate the emerging markets in which it competes, NeoMedia expects that it will have to exert significant efforts to create awareness of, and demand for, its emerging products and services. NeoMedia intends to continue to expand its sales and marketing resources as the market continues to mature. NeoMedia's failure to further develop its sales and marketing capabilities and successfully market its emerging products and services would have a material adverse effect on its business, prospects, financial condition, and results of operations.

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

NeoMedia May Be Unable To Protect Its Intellectual Property Rights And May Be Liable For Infringing The Intellectual Property Rights Of Others

NeoMedia's success in the physical-world-to-Internet market is dependent upon its proprietary technology, including patents and other intellectual property, and on the ability to protect proprietary technology and other intellectual property rights. In addition, NeoMedia must conduct its operations without infringing on the proprietary rights of third parties. NeoMedia also intends to rely upon unpatented trade secrets and the know-how and expertise of its employees, as well as its patents. To protect its proprietary technology and other intellectual property, NeoMedia relies primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. Although NeoMedia believes that it has taken appropriate steps to protect its unpatented proprietary rights, including requiring that its employees and third parties who are granted access to NeoMedia's proprietary technology enter into confidentiality agreements, NeoMedia can provide no assurance that these measures will be sufficient to protect its rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to NeoMedia's.

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

Some Provisions Of NeoMedia's Certificate of Incorporation And bylaws May Deter Takeover Attempts, Which May Limit The Opportunity Of NeoMedia's Stockholders To Sell Their Shares At A Premium To The Then-Current Market Price

Some of the provisions of NeoMedia's Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire NeoMedia, even if doing so might be beneficial to NeoMedia's stockholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, NeoMedia's Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire Series A Preferred Stock of NeoMedia, par value $0.01 per share, on each outstanding share of NeoMedia's common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill.” The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of NeoMedia and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of NeoMedia. The stockholders rights plan was not adopted in response to any effort to acquire control of NeoMedia at the time of adoption. This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in control of NeoMedia. Certain of NeoMedia's directors, officers and principal stockholders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of NeoMedia's “poison pill” plan, as a result of the fact that, as of the plan's adoption, their holdings might have otherwise triggered the “poison pill”.

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

Item 3.  Default upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 2, 2006, NeoMedia filed a definitive proxy statement, submitting to a vote of securities holders the following items: (i) re-election of its current five directors, (ii) ratification of Stonefield Josephson, Inc. as NeoMedia's auditors for the fiscal year ended December 31, 2006, and (iii) an increase to the Company's authorized common shares to 5 billion.  The shareholder meeting is scheduled for June 28, 2006.

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

NEOMEDIA TECHNOLOGIES, INC.
Registrant

Date: May 1, 2007	By:	/s/ Charles W. Fritz
Charles W. Fritz, Interim Chief Executive Officer,
And Chairman of the Board

Date: May 1, 2007	By:	/s/ David A. Dodge
David A. Dodge, Vice President,
Chief Financial Officer and principal accounting officer