Form 10-Q/A
period 2006-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2007-05-01
CIK 1022701

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

EXPLANATORY NOTE

Restatement of Prior Reported Amounts

This form 10-Q/A is being filed to restate the revenue and cost of goods sold reported by NeoMedia filed on form 10-Q for the three and six months ended June 30, 2006 (the “Original Filing”). This amendment amends and restates the Original Filing solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby except for an update to NeoMedia’s revenue recognition policy.

The restatement of revenue and cost of goods sold is required because while preparing NeoMedia’s annual report for the year ended December 31, 2006, the Company became aware that it incorrectly applied the principles of EITF 99-19. The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the Company had overstated its net sales and its cost of goods sold during the three and six months ended June 30, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the three and six months ended June 30, 2005.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three and six month periods ended June 30, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously Reported	Restatement Adjustment	Restated Amount
Three months ended June 30, 2006
Net sales	$6,606	($2,422)	$4,184
Cost of sales	4,517	(2,422)	2,095

Six months ended June 30, 2006
Net sales	$8,658	($2,627)	$6,031
Cost of sales	5,763	(2,627)	3,136

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)

	June 30	December 31
	2006	2005
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$2,550	$2,291
Trade accounts receivable, net of allowance for doubtful accounts of $96 and $203, respectively	6,376	341
Inventories, net of allowance for obsolete & slow-moving inventory of $0	345	423
Investment in marketable securities	567	104
Prepaid expenses and other current assets	1,576	151
Total current assets	11,414	3,310

Leasehold improvements & property and equipment, net	781	236
Goodwill	50,943	1,099
Intangible assets, net	23,550	4,830
Cash surrender value of life insurance policy	778	769
Loan to Mobot (2005) and HipCricket (2006)	500	1,500
Other long-term assets	1,125	667
Total assets	$89,091	$12,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,695	$1,574
Amounts payable under settlement agreements	97	97
Liabilities of discontinued business unit	676	676
Taxes payable	1,187	80
Accrued expenses	3,918	1,844
Deferred revenues and other	3,894	898
Notes payable	2,417	3,015
Derivative financial instruments	12,407	—
Total current liabilities	30,291	8,184

Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued
and outstanding, liquidation value of $22,000.	2,327	—

Shareholders' equity:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 637,708,704 and
475,387,910 shares issued and 636,107,278 and 467,601,717 outstanding, respectively	6,361	4,676
Additional paid-in capital	153,410	106,456
Deferred stock-based compensation	(98)	(169)
Deferred equity financing costs	(13,256)	(13,256)
Accumulated deficit	(88,709)	(92,524)
Accumulated other comprehensive loss	(456)	(177)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders' equity	56,473	4,227
Total liabilities and shareholders' equity	$89,091	$12,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

* - Derived from NeoMedia's audited financial statements for the year ended December 31, 2005.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended June 30
	2006	2005
NET SALES:
Technology license, service and products	$3,783	$277
Micro paint repair products and services	401	261
Total net sales	4,184	538

COST OF SALES:
Technology license, service and products	1,526	213
Micro paint repair products and services	569	237
Total cost of sales	2,095	450

GROSS PROFIT	2,089	88

Sales and marketing expenses	3,337	1,230
General and administrative expenses	2,697	444
Research and development costs	896	160
Stock based compensation expense	1,072	418

Loss from operations	(5,913)	(2,164)

Gain (loss) on extinguishment of debt	106	33
Interest (expense), net	(85)	(169)
Gain on derivative financial instruments	11,025	—

NET INCOME (LOSS)	5,133	(2,300)

Accretion of dividends on convertible preferred stock	(480)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	4,653	(2,300)

Comprehensive Income (Loss)
Net income (loss)	5,133	(2,300)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	114	(87)
Foreign currency translation adjustment	(320)	(2)

COMPREHENSIVE INCOME (LOSS)	$4,927	$(2,389)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC	$0.01	$(0.01)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - DILUTED	$0.01	$(0.01)

Weighted average number of common shares--basic	632,402,254	448,777,048

Weighted average number of common shares--diluted	799,536,925	448,777,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Six Months Ended June 30
	2006	2005
NET SALES:
Technology license, service and products	$5,253	$569
Micro paint repair products and services	778	716
Total net sales	6,031	1,285

COST OF SALES:
Technology license, service and products	2,148	389
Micro paint repair products and services	988	510
Total cost of sales	3,136	899

GROSS PROFIT	2,895	386

Sales and marketing expenses	4,879	2,025
General and administrative expenses	4,023	1,047
Research and development costs	1,446	344
Stock based compensation expense	2,589	514

Loss from operations	(10,042)	(3,544)

Gain (loss) on extinguishment of debt	(1,858)	171
Interest (expense), net	(79)	(146)
Gain on derivative financial instruments	15,794	—

NET INCOME (LOSS)	3,815	(3,519)

Accretion of dividends on convertible preferred stock	(616)	0

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	3,199	(3,519)

Comprehensive Income (Loss)
Net income (loss)	3,815	(3,519)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	263	(129)
Foreign currency translation adjustment	(542)	9

COMPREHENSIVE INCOME (LOSS)	$3,536	$(3,639)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - BASIC	$0.01	$(0.01)

INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS - DILUTED	$0.01	$(0.01)

Weighted average number of common shares--basic	580,485,463	443,301,430

Weighted average number of common shares--diluted	757,912,587	443,301,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,815	($3,519)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,431	354
Loss on early extinguishment of debt	1,858	—
Gain on derivative financial instruments	(15,794)	—
Stock-based compensation expense	2,724	514
(Increase) decrease in value of life insurance policies	(9)	9
Changes in operating assets and liabilities
Trade accounts receivable, net	(727)	(504)
Inventory	184	(21)
Other current assets	(1,013)	65
Accounts payable, amounts due under settlement agreements, liabilities in excess
of assets of discontinued business unit, and accrued expenses	(226)	(292)
Deferred revenue other current liabilities	1,328	(61)
Net cash used in operating activities	(6,429)	(3,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash acquired	(11,891)	—
Amounts issued under notes receivable	(500)	—
Investments	—	(500)
Acquisition related costs	(164)	—
Capitalization of software development and purchased intangible assets	(11)	(1,549)
Acquisition of property and equipment	(383)	(162)
Net cash used in investing activities	(12,949)	(2,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	14,066	—
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006 and $105 in 2005	210	4,302
Net proceeds from exercise of stock options and warrants	8,316	701
Borrowings under notes payable and long-term debt	—	9,932
Repayments on notes payable and long-term debt	(2,428)	(3,837)
Cash commitment fee for $100 million Standby Equity Distribution Agreement	—	(1,000)
Net cash provided by financing activities	20,164	10,098

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(527)	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	259	4,441

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,291	2,634

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,550	$7,075

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (received) during the period	$48	$47
Income taxes paid	—	—
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	263	—
Prepaid acquisition costs applied to purchase price	168	—
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C convertible preferred stock	594	—
Carrying value of promissory note and accrued interest paid in exchange for Series C convertible preferred stock	(3,208)	—
Fair value of shares issued to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	46,964	—
Change in net assets resulting from acquisitions of Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	62,656	—
Accretion of dividends on Series C convertible preferred stock	616	—
Fair value of outstanding warrants converted to liabilities	13,884	—
Portion of change in fair value of outstanding warrants converted to liabilities recorded to paid-in capital	3,790	—
Fair value of Series C convertible preferred stock (host instrument only)	4,908	—
Deferred stock-based financing costs associaed with Series C convertible preferred stock	3,198	—
Difference between net proceeds and recorded fair value of Series C convertible preferred stock	4,041	—
Advance receivable from Mobot, Inc. forgiven upon acquisition	1,500	—
(Gain) loss on extinguishment of debt paid in common stock	(106)	138
Fair value of stock issued for services and deferred to future periods	—	239
Direct costs associated with Standby Equity Distribution Agreement and Equity Line of Credit	—	1,204
Fair value of warrants issued as fees related to the $100 million Standby Equity Distribution Agreement	—	12,256

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

During the first quarter of 2006, following the completion of the acquisitions of 12Snap AG (“12Snap”), Sponge Ltd. (“Sponge”), Gavitec AG (“Gavitec”), Mobot, Inc. (“Mobot”), and BSD Software, Inc. (“BSD”), as well as the winding down of the NCIS business unit, NeoMedia restructured into the following three business units:

•
NeoMedia Mobile (NMM) - encompassing NeoMedia's physical-world-to-internet and mobile marketing technologies branded under Qode®, 12Snap, Sponge, Gavitec and Mobot. During the second quarter of 2006, NeoMedia rebranded its PaperClick suite of products under the brand name Qode®.

•	NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

•	NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD

Reclassifications

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation, most notably, “License revenue” and “Resales of software and technology equipment and service fees”, which were formerly reported as separate line items on NeoMedia's consolidated statement of operations, are now condensed into the category entitled, “Technology license, service & products.” This is primarily due to the winding down of the former NCIS business unit and consolidation of revenues relating to the NCIS unit into the NMM unit, as well as the addition of new revenue streams from Mobot, Sponge, Gavitec, 12Snap, and BSD that fall into the same general category.

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

Founded in 2001, Sponge has grown to become a U.K. market leader in providing mobile applications to agencies and media groups, and gain recognition as one of Europe's top independent developers of mobile applications and content. Today, Sponge counts more than 40 agencies, including WPP, Aegis and BBH, as clients, and supplies services for over 100 world-class brands, including Coca Cola® , Heineken® and Diageo. Sponge also supplies a range of mobile services to media groups, including News International, Trinity Mirror, Endemol and IPC. For Walker's (Frito-Lay) potato chips, Sponge enabled a promotion that offered consumers of Walker's -- the U.K.'s largest snack brand -- to win an iPod every 5 minutes for 4 weeks, by texting a unique code found on-pack into the Sponge platform. More than 5% of the total U.K. population participated in the campaign, which has been expanded to Belgium and the Netherlands on the basis of its success in the U.K. A total of 23% of the U.K. population interacted with Sponge applications in 2005.

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

Pro Forma Financial Information

Pro-forma results of operations as if NeoMedia was combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2006 are as follows:

	Three Months Ended June 30, 2006
							Pro-forma Adjust-			Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments			Combined
Total net sales	$4,184	$134	$420	$364	$2,225	$515	($3,658)	(A	)	$4,184
Net income (loss)	$5,133	($236)	($156)	($138)	($428)	$231	$727	(A	)	$5,133
Net income (loss) per share
Basic	$0.01						$—			$0.01
Fully diluted	$0.01						$—			$0.01
Weighted average common
shares outstanding
Basic	632,402,254						—			632,402,254
Diluted	799,536,925						—			799,536,925

	Six Months Ended June 30, 2006
							Pro-forma
							Adjust-			Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments			Combined
Total net sales	$6,031	$219	$1,224	$486	$6,231	$894	($4,962)	(B	)	$10,123
Net income (loss)	$3,815	($619)	($38)	($290)	$115	$247	$420	(B	)	$3,650
Net income (loss) per share
Basic	$0.01						$—	(C	)	$0.01
Diluted	$0.01						$(0.01)	(C	)	$0.00
Weighted average common
shares outstanding
Basic	580,485,463						71,521,146	(C	)	652,006,609
Diluted	757,912,587						71,521,146	(C	)	829,433,733

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

Pro-forma results of operations as if NeoMedia was combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2005 are as follows:

	Three Months Ended June 30, 2005
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	(B) BSD	Pro-forma Adjust- ments			Pro-forma Combined
Total net sales	$538	$66	$451	$140	$2,050	$568	—			$3,813
Net income (loss)	($2,300)	($189)	($18)	($207)	($94)	$261	($724)	(A	)	($3,271)
Net income (loss) per share-basic and diluted	($0.01)						$—	(B	)	($0.01)
Weighted average common shares outstanding	448,777,048						172,717,482	(B	)	621,494,530

	Six Months Ended June 30, 2005
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	(B) BSD	Pro-forma Adjust- ments			Pro-forma Combined
Total net sales	$1,285	$165	$935	$392	$3,486	$918	—			$7,181
Net income (loss)	($3,519)	($382)	$119	($255)	($676)	$261	($1,447)			($5,899)
Net income (loss) per share-basic and diluted	($0.01)						$—	(B	)	($0.01)
Weighted average common shares outstanding	443,301,430						172,717,482	(B	)	616,018,912

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

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $2,327,000, net of unaccreted deferred cost of $24,953,000, at June 30, 2006. Face value of Series C convertible preferred stock at June 30, 2006 is $22,000,000. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments on the Company's balance sheet at June 30, 2006:

(Assets) Liabilities:	June 30, 2006
Cornell warrants	$6,480,000
Embedded conversion feature	1,031,000
Other warrants(1)	4,896,000
$12,407,000

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders' equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $13,883,000 and $4,702,000 on February 17, 2006 and June 30, 2006, respectively. The decrease in fair value of these other derivative financial instruments resulted from a decrease in NeoMedia's share price between February 17, 2006 and June 30, 2006. The change in fair value is reported as “Gain on Derivative Financial Instruments” in the accompanying condensed consolidated statement of operations. These warrants will be reclassified to stockholders' equity when the Company reacquires the ability to share-settle the instruments.

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

	2006			2005
			Six			Six
			Months			Months
	First	Second	Ended	First	Second	Ended
	Quarter	Quarter	June 30	Quarter	Quarter	June 30

Number of shares sold to Cornell	751,880	—	751,880	6,998,931	7,258,094	14,257,025

Gross Proceeds from sale of shares	$234,000	$—	$234,000	$1,709,000	$3,219,000	$4,928,000
Less: discounts and fees*	(24,000)	—	(24,000)	(204,000)	(489,000)	(693,000)
Net Proceeds from sale of shares	$210,000	$—	$210,000	$1,505,000	$2,730,000	$4,235,000

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

The investments in marketable securities are summarized as follows:

	As of June 30, 2006
		Unrealized	Unrealized Holding	Fair
	Cost	Holding Gain	Losses	Value

Available-for-sale	$639,000	$-	($72,000)	$566,667

Held to maturity	$379,000	$-	$-	$379,000

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

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
In-the-money options and warrants	66,695,100	75,508,850
Convertible Preferred Stock (on an as converted basis - June 30, 2006)(1)	116,579,361	116,579,361
	183,274,461	192,088,211

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

As a result of adopting Statement 123(R) on January 1, 2006, NeoMedia's net income for the three and six months ended June 30, 2006 is $1,111,000 and $2,589,000  lower respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 is lower by less than $0.01 per share period than it would have been if NeoMedia had not adopted Statement 123(R). Earnings per share attributable to common shareholders for the three and six months ended June 30, 2006 is lower by less than $0.01 per share in each period than it would have been if NeoMedia had not adopted Statement 123(R). Estimated income tax benefits recognized during the three and six months ended June 30, 2006 were offset by a valuation allowance since realization was not reasonably assured.

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

The following table illustrates the effect on net loss and loss per share if NeoMedia had applied the fair value recognition provisions of Statement 123(R) to options granted under NeoMedia's stock option plans in 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Loss, as reported	($2,300)	($3,519)

Add: stock-based employee compensation
expense included in reported net income,
net of related tax effects	—	—

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of
related tax effects	(1,051)	(1,404)
Pro-forma net loss	($3,351)	($4,923)

Net Loss per share:
Basic and diluted - as reported	($0.01)	($0.01)
Basic and diluted - pro-forma	($0.01)	($0.01)

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

As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia's volatility decreased significantly for stock based compensation granted during the six months ended June 30, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years.

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

A summary of the status of NeoMedia's nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

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

9. SEGMENT REPORTING

As of June 30, 2006, NeoMedia was structured and evaluated by its Board of Directors and Management as three distinct business units:

•	NeoMedia Mobile (NMM) - encompassing NeoMedia's physical-world-to-internet and mobile marketing technologies branded under Qode, 12Snap, Sponge, Gavitec and Mobot

•	NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia

•	NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of recently-acquired BSD

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

Consolidated net sales and net income (loss) for the three and six month periods ended June 30, 2006 and 2005, and identifiable assets as of June 30, 2006 and 2005 by geographic area were as follows:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales:
United States	$501	$358	$943	$968
Germany	1,635	—	1,852	—
United Kingdom	1,038	—	1,338	—
Canada	705	180	893	317
Italy	118	—	805	—
Other	187	—	200	—
	$4,184	$538	$6,031	$1,285

Net Income (Loss):
United States	$5,731	($2,133)	$4,760	($3,133)
Germany	(48)	—	(538)	—
United Kingdom	(239)	—	(170)	—
Canada	(151)	(167)	(555)	(386)
Italy	(39)	—	499	—
Other	(121)	—	(181)	—
	$5,133	$(2,300)	$3,815	$(3,519)

Identifiable Assets
United States (1)	$80,212
Germany	2,671
United Kingdom	516
Canada	5,692
	$89,091

(1) - For segment reporting purposes, goodwill and intangible assets of acquired subsidiaries are assumed to be located at NeoMedia headquarters in the United States.

Consolidated net sales, net operating losses for the three and six month periods ended June 30, 2006 and 2005, and identifiable assets as of June 30, 2006, by business unit were as follows:

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales:
NeoMedia Mobile (1)	$3,268	$153	$4,711	$173
NeoMedia Telecom Services (2)	515	—	542	—
NeoMedia Micro Paint Repair	401	261	778	716
NeoMedia Consulting & Integration Services (3)	—	124	—	396
	$4,184	$538	$6,031	$1,285

Net Income (Loss:)
NeoMedia Mobile (1)	($3,083)	($543)	($4,847)	($865)
NeoMedia Telecom Services (2)	217	—	(183)	—
NeoMedia Micro Paint Repair	(755)	(275)	(1,206)	(347)
NeoMedia Consulting & Integration Services (3)	—	(583)	-	(925)
Corporate overhead	(2,271)	(899)	(5,743)	(1,382)
Charges related to convertible preferred stock sale	11,025	—	15,794	—
	$5,133	($2,300)	$3,815	($3,519)

Identifiable Assets
NeoMedia Mobile (1)	$77,653
NeoMedia Telecom Services (2)	2,847
NeoMedia Micro Paint Repair	4,690
NeoMedia Consulting & Integration Services (3)	—
Corporate	$3,901
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

The following table sets forth NeoMedia's future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(dollars in thousands)
				Series C
		Vendor &		Convertible
	Operating	Consulting	Notes	Preferred
	Leases	Agreements	Payable	Stock	Total
2006 (remaining six months)	$473	$271	$2,386	$—	$3,130
2007	783	340	31	—	1,154
2008	501	156	—	—	657
2009	190	39	—	27,000	27,229
2010	58	—	—	—	58
Thereafter	42	—	—	—	42
Total	$2,047	$806	$2,417	$27,000	$32,270

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

15. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the company had overstated its net sales and its cost of goods sold during the three and six months ended June 30, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the three and six months ended June 30, 2005.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three and six month periods ended June 30, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously	Restatement	Restated
	Reported	Adjustment	Amount
Three months ended June 30, 2006
Net sales	$6,606	($2,422)	$4,184
Cost of sales	4,517	(2,422)	2,095

Six months ended June 30, 2006
Net sales	$8,658	($2,627)	$6,031
Cost of sales	5,763	(2,627)	3,136

16. SUBSEQUENT EVENTS

On July 26, 2006, NeoMedia signed a an operating agreement with Shang Fang Wei Ye Technology Development Limited Company (“Shang Fang”), a subsidiary of Beijing Sino-U.S. Jinche Yingyang Auto Technological Services Ltd., to introduce and market NeoMedia's patented qode direct-to-Web technology in key markets in Asia. Under the operating agreement, NeoMedia's primary role will be as the main interface to mobile operators, with the company primarily responsible for demonstrating environments as well as developing demonstration products for mobile systems, service network environment enablers, and mobile application solutions and services. Shang Fang's primary role will be to provide an interface with various Asian governments as well as to identify and help negotiate with potential commercial partners of qode® in that part of the world.

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

ELLE Magazine, published by Hachette, is launching an interactive shopping program called EWish, based on Mobot technology and services. EWish allows readers to add products to their personalized web page by taking pictures of magazine advertisements and product images, and sending these to Mobot. Mobot servers catalog the requests and image recognition is used to link the correct products and content to the user's web page at elle.com. The premiere issue for EWish is October, 2006.

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

Gavitec

Gavitec continues to successfully market its  Products in ScanCommerce (Exio / MD-20) and Enterprise Solutions (Lavasphere - the award winning technology turning cellular phones into code-readers) through mobile solutions partners to clients including McDonald's Portugal,  Amnesty International, Malaysian Railways, World Soccer Games 2006,  EMT (Empresa Malagueña de Transportes),  a Spanish public transport company  and Ströer, an OOH (Out-Of-Home) Media Company. TopSolutions, a leading software development and systems integration house, is Gavitec's mobile solutions partner for McDonald's Portugal, which is running a large scale mobile-couponing program. EMT continued to run a pilot that gave EMT the distinction of being the first Spanish public transport company effectively and successfully using mobile ticketing. Through the use of Gavitec technology, EMT passengers are now able to pay for and receive bus tickets using their own mobile phones.  Omniprime together with the Government of Malysia implemented Gavitec technology in the public transportation railways. In Kaiserslautern, Germany - one of the 2006 World Cup arenas - consumers could call for Beer (Bieralarm) while using a Gavitec-enabled solution provided by REA and Bitburger Beer. Gavitec optimized Ströer sales-force and services using its Lavasphere product.

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

12Snap

In the second quarter of 2006, 12snap again reached consumers far beyond its headquarters in Germany and offices in the UK, Italy and Sweden.  Through campaigns for such high profile brand names as Adidas, Coca-Cola, Ferrero, and McDonald's, 12snap enabled millions of consumers throughout the EMEA (Europe, Middle East & Africa) region to participate in high-quality and entertaining mobile marketing campaigns. This scale and geographic reach also allowed 12snap to strengthen its technology to be compatible with the different carriers and handsets available in the EMEA. Additionally, new client wins such as Lufthansa helped to further strengthen 12snap's strong position among marketers who want to use the mobile phone as an effective and interactive marketing tool.

NeoMedia Telecom

NeoMedia Telecom is currently in the final stages of completing the successful transition of some of its key customers to a new Canadian Interchange (IXC) carrier network, which provides both 1010 dial-around and 900 service nationally. The company is already experiencing a positive impact from this transition in two ways: (1) several customers who were regional are expanding to a national billing strategy, and (2) NeoMedia Telecom has been able to reduce costs by moving from local exchange carriers (LEC's) to the new IXC, which is a non-tariffed (regulated rates) national network.

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

Restatement of previously reported financial results

The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the company had overstated its net sales and its cost of goods sold during the three and six months ended June 30, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the three and six months ended June 30, 2005.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three and six month periods ended June 30, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously	Restatement	Restated
	Reported	Adjustment	Amount
Three months ended June 30, 2006
Net sales	$6,606	($2,422)	$4,184
Cost of sales	4,517	(2,422)	2,095

Six months ended June 30, 2006
Net sales	$8,658	($2,627)	$6,031
Cost of sales	5,763	(2,627)	3,136

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

One of the key components used in calculating the fair value of stock options is the volatiliy of the underlying stock. As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia's volatility decreased significantly for stock based compensation granted during the six months ended June 30, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years.

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

Results Of Operations For The Three Months Ended June 30, 2006 As Compared To The Three Months Ended June 30, 2005

Net sales.  Restated total net sales for the three months ended June 30, 2006 were $4,184,000, which represented a $3,646,000, or 678%, increase from $538,000 for the three months ended June 30, 2005.  This increase primarily resulted from revenues of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia could realize a material increase in revenue over the next 12 months relative to 2005 due to the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD for the entire quarter.  NeoMedia could also realize a material increase in revenue over the next 12 months if the Company is successful in implementing its Qode® go-to-market strategy, if pending court cases involving its intellectual property are resolved in NeoMedia's favor, or if it is successful in implementing the expansion of the Micro Paint Repair business unit into China and other geographies.

Technology license, service, product and licenses.  Restated technology service, product and license sales increased $3,506,000, or 1,266% to $3,783,000 for the three months ended June 30, 2006 compared to $277,000 for the three months ended June 30, 2005.  The increase was primarily the result of sales from subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.   NeoMedia could realize an increase in license fees over the next 12 months due to the recent acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD, if the Company is successful in implementing its Qode® go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

        Micro Paint Repair products and services. Sales of Micro Paint Repair products and services were $401,000 for the three months ended June 30, 2006, compared with $261,000 for the three months ended June 30, 2005, an increase of $140,000, or 54%.  The increase was primarily due to the growth of the Company's US operations. In addition, during the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of product to Beijing Sino-US Jinche Yingang Auto Technological Services Limited that has not yet been recognized as revenue as of June 30, 2006. Once collectibility is reasonably assured, NeoMedia expects to recognize revenue for these shipments.  NeoMedia could realize a material increase in Micro Paint Repair revenue if the Company is successful in continuing the expansion of the business unit into China and other geographies.

        Cost of technology license, service, product and licenses.  Restated cost of technology services, products and licenses fees were $1,526,000 for the three months ended June 30, 2006 compared to $213,000 for the three months ended June 30, 2006, an increase of $1,313,000, or 616%.  The increase was due primarily to the cost of increased sales from subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

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

Gain on derivative financial instruments.  Gain on derivative financial instruments was $11,026,000 for the three months ended June 30, 2006.  The gain is on the derivatives associated with the preferred stock sale on February 17, 2006.  Certain derivatives were created at the time of the offering and those derivatives are recorded at fair value on the accompanying balance sheet.   The gain for the three months ended June 30, 2006 is the reduction in value of the derivative from March 31, 2006 to June 30, 2006 and is due almost entirely to a reduction in NeoMedia's stock price from March 31, 2006 to June 30, 2006.   There was no such gain or loss on derivative financial instruments for the three months ended June 30, 2005.

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

Results Of Operations For The Six Months Ended June 30, 2006 As Compared To The Six Months Ended June 30, 2005

Net sales.  Restated total net sales for the six months ended June 30, 2006 were $6,031,000, which represented a $4,746,000, or 369%, increase from $1,285,000 for the six months ended June 30, 2005.  This increase primarily resulted from revenues from subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.  NeoMedia could realize a material increase in revenue over the next 12 months relative to 2005 due to the acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD for the entire quarter.  NeoMedia could also realize a material increase in revenue over the next 12 months if the Company is successful in implementing its Qode® go-to-market strategy, if pending court cases involving its intellectual property are resolved in NeoMedia's favor, or if it is successful in implementing the expansion of the Micro Paint Repair business unit into China and other geographies.

Technology license, service, product and licenses.  Restated technology service, product and license sales increased $4,684,000, or 823% to $5,253,000 for the six months ended June 30, 2006 compared to $569,000 for the six months ended June 30, 2005.  The increase was primarily the result of sales of subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.   NeoMedia could realize an increase in license fees over the next 12 months due to the recent acquisitions of Mobot, 12Snap, Sponge, Gavitec, and BSD, if the Company is successful in implementing its Qode® go-to-market strategy, or if pending court cases involving its intellectual property are resolved in NeoMedia's favor.

        Micro Paint Repair products and services. Sales of Micro Paint Repair products and services were $778,000 for the six months ended June 30, 2006, compared with $716,000 for the six months ended June 30, 2005, an increase of $62,000, or 9%.  The increase was primarily due to the growth of the Company's US operations. In addition, during the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of product to Beijing Sino-US Jinche Yingang Auto Technological Services Limited that has not yet been recognized as revenue as of June 30, 2006. Once collectibility is reasonably assured, NeoMedia expects to recognize revenue for these shipments.  NeoMedia could realize a material increase in Micro Paint Repair revenue if the Company is successful in continuing the expansion of the business unit into China and other geographies.

        Cost of technology license, service, product and licenses.  Restated cost of technology services, products and licenses fees were $2,148,000 for the six months ended June 30, 2006 compared to $389,000 for the six months ended June 30, 2006, an increase of $1,759,000, or 452%.  The increase was due primarily to the cost of increased sales from subsidiaries 12Snap, Sponge, Mobot, Gavitec, and BSD, all of which were acquired during the first quarter of 2006.

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

Gain on derivative financial instruments.  Gain on derivative financial instruments was $15,794,000 for the six months ended June 30, 2006.  The gain is on the derivatives associated with the preferred stock sale on February 17, 2006.  Certain derivatives were created at the time of the offering and those derivatives are recorded at fair value on the accompanying balance sheet.   The gain for the six months ended June 30, 2006 is the reduction in value of the derivative from February 17, 2006 to June 30, 2006 and is due almost entirely to a reduction in NeoMedia's stock price from February 17, 2006 to June 30, 2006.   There was no such gain or loss on derivative financial instruments for the six months ended June 30, 2005.

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

Liquidity and Capital Resources

Current Period Activity

Net Cash from Operations. Net cash used in operating activities was $6,429,000 for the six months ended June 30, 2006, compared with $3,455,000 for the six months ended June 30, 2006. NeoMedia's net cash used in operating activities increased substantially during the six months ended June 30, 2006. The increase was driven primarily by the following factors (1) additional sales, marketing, research and development resources employed to complete the technical requirements for a 2006 qode® launch in the U.S. and Europe; (2) increased general and administrative costs associated with supporting the new acquisitions and other administrative initiatives such as Sarbanes Oxley; and (3) negative operational cashflow from newly-acquired subsidiaries Mobot, Gavitec, and 12Snap. NeoMedia expects to continue to generate negative operational cashflow over the next 12 months as it continues to invest in the qode® launch.

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

In addition, certain outstanding employee stock options are in-the-money and could be exercised at the holders' discretion from time to time.

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

NeoMedia's reliance on Cornell Capital Partners as its primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to an investment agreement between NeoMedia and Cornell signed in connection with the Series C convertible preferred stock sale, NeoMedia cannot (i) enter into any debt arrangements in which it is the borrower, (ii) grant any security interest in any of its assets, or (iii) grant any security below market price. Additionally, pursuant to a security agreement between NeoMedia and Cornell signed in connection with the $100 million SEDA, Cornell has a security interest in all of NeoMedia's assets, with the exception of patents and patent applications. Such covenants could severely harm NeoMedia's ability to raise additional funds from sources other than Cornell, and would likely result in a higher cost of capital in the event funding were secured.

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

NeoMedia's cash flow used in operations was approximately $6.4 million for the six months ended June 30, 2006. In the event that NeoMedia's stock price does not increase to levels where NeoMedia can exercise enough of its outstanding warrants to generate material operating capital, or if the market for NeoMedia's stock will not support the sale of shares underlying such warrants or other funding sources, or NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan.

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

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's six months ended June 30, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the six months ended June 30, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-Q, except that the Company has added a European Controller to oversee the ongoing assimilation of its recently acquired European subsidiaries.

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

On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. NeoMedia filed its reply to Scanbuy's amended answer on March 6, 2006. Discovery is ongoing.

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

ITEM 1A. RISK FACTORS

Risks Related to NeoMedia's Business

NeoMedia has Historically Lost Money and Losses May Continue

NeoMedia has incurred substantial operating losses since inception, and anticipates continuing to incur substantial losses for the foreseeable future. Net income for the six months ended June 30, 2006, was $3,815,000 which includes a gain on derivative financial investments of $15,794,000. NeoMedia also reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004 respectively. NeoMedia's accumulated losses were approximately $88,709,000 and $92,524,000 as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005 and 2004, NeoMedia had a working capital deficit of approximately $18,877,000, $4,874,000 and $2,597,000, respectively. NeoMedia had stockholders' equity of $56,473,000, $4,227,000 and $4,392,000 as of June 30, 2006 and December 31, 2005 and 2004, respectively. NeoMedia generated revenues of $8,658,000, $1,285,000, $2,156,000 and $1,700,000 for the six months ended June 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, respectively. In addition, during the six months ended June 30, 2006 and 2005 and the years ended December 31, 2005 and 2004, NeoMedia recorded negative cash flows from operations of $6,429,000, $3,455,000, $6,509,000 and $4,650,000, respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

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

Pursuant to the terms of the merger agreements with Mobot, Sponge, Gavitec, and 12Snap, in the event that NeoMedia's stock price at the time the consideration shares issued in connection with each acquisition are saleable is less than the price at which they were valued for purposes of the merger agreement (between $0.3839 and $0.3956 per share), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price the shares were valued for purposes of the merger agreement. Subsequent to the closing of the acquisitions, NeoMedia's stock has closed as low as $0.153 per share. Assuming a stock price at the time the shares become saleable of $0.165, which was the last sale price on July 21, 2006, NeoMedia would have a cash liability of $25.5 million resulting from these clauses.

NeoMedia Has Contractual Commitments to Pay Silent Partners

Resulting from the acquisition of 12 Snap, NeoMedia has a commitment to pay EUR 1,750,000 (approximately $2.1M US), at the end of 2006 to the Silent Partners of 12 Snap. If NeoMedia's financial resources are insufficient, NeoMedia may require additional financing in order to meet this obligation.  There is no guarantee that NeoMedia will be able to obtain the necessary additional capital to meet this obligation on a timely basis, on acceptable terms, or at all.  In any of these events, NeoMedia may be unable to repay this obligation when it becomes due.

NeoMedia Could Identify Material Internal Control Weaknesses As Part of Its Sarbanes-Oxley Internal Control Review for Its Fiscal Year Ended December 31, 2006,

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of the effectiveness of the Company's internal controls over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. The Company's independent auditors will be required to confirm in writing whether management's assessment of the effectiveness of the internal controls over financial reporting is fairly stated in all material respects, and separately report on whether they believe management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006. As part of the assessment of our internal controls in connection with the process required by Section 404 of the Sarbanes-Oxley Act of 2002, management intends to continue to review, evaluate and strengthen our controls and processes. Management cannot state that material weaknesses in internal controls will not be determined. Management also cannot state that the process of evaluation and the auditor's attestation will be completed on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management. The disclosure of a material weakness, even if quickly remedied, could reduce the market's confidence in the Company's financial statements and harm the Company's stock price, especially if a restatement of financial statements for past periods is required

There is Limited Information Upon Which Investors Can Evaluate NeoMedia's Business Because The Physical-World-to-Internet Market Has Existed For Only A Short Period Of Time

The physical-world-to-Internet market in which NeoMedia operates is a recently developed market. Further, NeoMedia has conducted operations in this market only since March 1996. Consequently, NeoMedia has a relatively limited operating history upon which an investor may base an evaluation of NeoMedia's primary business and determine NeoMedia's prospects for achieving its intended business objectives. To date, NeoMedia has sold its physical-world-to-Internet products to only 12 companies. NeoMedia is prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in its business plan. An investor should consider the likelihood of NeoMedia's future success to be highly speculative in light of its limited operating history in its primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in new and rapidly evolving markets, such as the physical-world-to-Internet space. To address these risks, NeoMedia must, among other things:
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

During the first and second quarters of 2006, NeoMedia recognized income in the amount of $4,768,000 and $11,026,000, respectively, from adjustments recorded to reflect the change in fair value of derivatives issued in connection with its Series C convertible preferred shares. The income results from a decrease in NeoMedia's share price from $0.389 per share at the time of issuance of the Series C convertible preferred shares (February 17, 2006) to $0.345 at March 31, 2006 to $0.231 at June 30, 2006. An increase to NeoMedia's shares price would result in a charge to income. NeoMedia will adjust the carrying value of the derivative instruments to market at each balance sheet date. As a result, NeoMedia could experience significant fluctuations in its net income (loss) in future periods as a result of such charges.

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

A Large Percentage Of NeoMedia's Assets Are Intangible Assets, Which Will Have Little Or No Value If NeoMedia's Operations Are Unsuccessful

At June 30, 2006 and December 31, 2005 and 2004, approximately 84%, 48% and 49%, respectively, of NeoMedia's total assets were intangible assets, consisting primarily of rights related to NeoMedia's patents, other intellectual property, and excess of purchase price over fair market value paid for Mobot, Sponge, Gavitec, 12Snap, BSD, and CSI International, Inc. If NeoMedia's operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of NeoMedia's stock and the ability of NeoMedia's stockholders to recoup their investments in NeoMedia's capital stock.

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

The number of votes cast for each matter were:

Matter	For	Against	Withheld	Total

Matter #1
Barclay, A. Hayes	606,054,355	—	12,178,469	618,232,824
Fritz, Charles W.	607,518,642	—	10,714,182	618,232,824
Fritz, William E.	608,744,257	—	9,488,567	618,232,824
Jensen, Charles T.	610,206,579	—	8,026,245	618,232,824
Keil, James J.	606,399,055	—	11,833,769	618,232,824

Matter #2
Ratification of Stonefield Josephson, Inc. as independent auditors	612,558,232	2,589,920	3,084,672	618,232,824

Matter #3
Increase to authorized shares	567,687,092	48,882,386	1,663,346	618,232,824

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

NeoMedia filed a report on Form 8-K on July 27, 2006, with respect to Item 1.01, reporting that it had signed a an operating agreement with Shang Fang Wei Ye Technology Development Limited Company (“Shang Fang”), a subsidiary of Beijing Sino-U.S. Jinche Yingyang Auto Technological Services Ltd., to introduce and market NeoMedia's patented qode direct-to-Web technology in key markets in Asia.

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