Form 10-Q/A
period 2006-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2007-05-01
CIK 1022701

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

EXPLANATORY NOTE

Restatement of Prior Reported Amounts

This form 10-Q/A is being filed to restate the revenue and cost of goods sold reported by NeoMedia filed on form 10-Q for the three and nine months ended September 30, 2006 (the “Original Filing”). This amendment amends and restates the Original Filing solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby except for an update to NeoMedia’s revenue recognition policy.

The restatement of revenue and cost of goods sold is required because while preparing NeoMedia’s annual report for the year ended December 31, 2006, the Company became aware that it incorrectly applied the principles of EITF 99-19. The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the Company had overstated its net sales and its cost of goods sold during the three and nine months ended September 30, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the three and nine months ended September 30, 2005.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three and nine month periods ended September 30, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously	Restatement	Restated
	Reported	Adjustment	Amount

Three months ended September 30, 2006
Net sales	$6,249	($2,658)	$3,591
Cost of sales	4,112	(2,658)	1,454

Nine months ended September 30, 2006
Net sales	$14,129	($5,285)	$8,844
Cost of sales	8,887	(5,285)	3,602

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30, 2006	December 31, 2005
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,133	$1,704
Trade accounts receivable, net of allowance for doubtful accounts of $96 and $203, respectively	6,097	130
Inventories, net of allowance for obsolete & slow-moving inventory of $0	53	2
Investment in marketable securities	255	104
Prepaid expenses and other current assets	753	121
Assets held for sale	3,451	4,058
Total current assets	13,742	6,119

Leasehold improvements & property and equipment, net	564	110
Goodwill	50,082	—
Other Intangible assets, net	21,405	3,274
Cash surrender value of life insurance policy	797	769
Loan to Mobot	—	1,500
Other long-term assets	1,232	639
Total assets	$87,822	$12,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,550	$1,502
Amounts payable under settlement agreements	97	97
Liabilities of discontinued business unit	676	676
Liabilities held for sale	750	669
Taxes payable	1,178	85
Accrued expenses	4,771	1,833
Deferred revenues and other	1,925	307
Notes payable	2,340	3,015
Derivative financial instruments	26,677	—
Total current liabilities	43,964	8,184

Long term debentures payable	73	—

Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued
and outstanding, liquidation value of $22,000.	2,931	—

Shareholders' equity:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 656,853,390
and 475,387,910 shares issued and 655,211,964 and 467,601,717 outstanding, respectively	6,552	4,676
Additional paid-in capital	155,359	106,287
Deferred equity financing costs	—	(13,256)
Accumulated deficit	(119,618)	(92,524)
Accumulated other comprehensive loss	(660)	(177)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders' equity	40,854	4,227
Total liabilities and shareholders' equity	$87,822	$12,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

* - Derived from NeoMedia's audited financial statements for the year ended December 31, 2005 and reclassified assets and liabilities held for sale related to the Micro Paint business unit.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended September 30
	2006	2005
		(*)
Net sales	$3,591	$193
Cost of sales	1,454	116
Gross profit	2,137	77

Sales and marketing expenses	2,795	589
General and administrative expenses	2,659	765
Research and development costs	1,013	123
Stock based compensation expense	2,320	93

Loss from operations	(6,650)	(1,493)

Gain on extinguishment of debt	—	1
Interest income (expense), net	(112)	(77)
Write-off of deferred equity financing costs	(13,256)	—
Change in fair value from revaluation of warrants and embedded conversion features	(9,271)	—

NET LOSS FROM CONTINUING OPERATIONS	(29,289)	(1,569)

DISCONTINUED OPERATIONS (Note 4)
Net loss from Micro Paint business to be sold	(1,620)	(381)

NET LOSS	(30,909)	(1,950)

Accretion of dividends on convertible preferred stock	(604)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(31,513)	(1,950)

Comprehensive Loss:
Net loss	(30,909)	(1,950)
Other comprehensive loss:
Unrealized loss on marketable securities	(312)	(4)
Foreign currency translation adjustment	108	15

COMPREHENSIVE LOSS	$(31,113)	$(1,939)

Loss per share from continuing operations—basic and diluted	$(0.05)	$(0.00)
Loss per share from discontinued operations—basic and diluted	$(0.00)	$(0.00)
Net loss per share—basic and diluted	$(0.05)	$(0.00)
Loss per share attributable to common shareholders — basic and diluted	$(0.05)	$(0.00)

Weighted average number of common shares—basic and diluted	644,720,857	456,695,836

* - Reclassifiied operations related to the Micro Paint business unit to discontinued operations (Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Nine Months Ended September 30
	2006	2005
		(*)
Net sales	$8,844	$762
Cost of sales	3,602	440
Gross profit	5,242	322

Sales and marketing expenses	6,719	1,332
General and administrative expenses	6,752	2,143
Research and development costs	2,309	365
Stock based compensation expense	4,948	593

Loss from operations	(15,486)	(4,111)

Gain (loss) on extinguishment of debt	(1,858)	172
Interest income (expense), net	(191)	(223)
Write-off of deferred equity financing costs	(13,256)	—
Change in fair value from revaluation of warrants and embedded conversion features	6,523	—

NET LOSS FROM CONTINUING OPERATIONS	(24,268)	(4,162)

DISCONTINUED OPERATIONS (Note 4)
Net loss from Micro Paint business to be sold	(2,826)	(1,307)

NET LOSS	(27,094)	(5,469)

Accretion of dividends on convertible preferred stock	(1,220)	—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(28,314)	(5,469)

Comprehensive Loss:
Net loss	(27,094)	(5,469)
Other comprehensive loss:
Unrealized loss on marketable securities	(49)	(133)
Foreign currency translation adjustment	(434)	24

COMPREHENSIVE LOSS	$(27,577)	$(5,578)

Loss per share from continuing operations—basic and diluted	$(0.04)	$(0.01)
Loss per share from discontinued operations—basic and diluted	$(0.00)	$(0.00)
Net loss per share—basic and diluted	$(0.04)	$(0.01)
Loss per share attributable to common shareholders — basic and diluted	$(0.05)	$(0.01)

Weighted average number of common shares—basic and diluted	602,132,555	451,487,240

* - Reclassified operations related to the Micro Paint business unit to discontinued operations (Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(*)
Net loss from continuing operations	($24,268)	($4,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,209	359
Loss on early extinguishment of debt	1,858	—
Change in fair value from revaluation of warrants and embedded conversion features	(6,523)	—
Write-off of deferred equity financing costs	13,256	—
Stock-based compensation expense	4,948	593
Interest expense allocated to debt	22	—
Increase in value of life insurance policies	(28)	(13)

Changes in operating assets and liabilities
Trade accounts receivable, net	(918)	(28)
Inventory	55	—
Other current assets	(252)	(671)
Accounts payable, amounts due under settlement agreements, liabilities
in excess of assets of discontinued business unit and accrued expenses	553	(283)
Deferred revenue other current liabilities	707	(118)
Net cash used in operating activities	(8,381)	(4,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash acquired	(11,891)	—
Acquisition of property and equipment	(339)	(54)
Capitalization of software development and purchased intangible assets	(160)	(1,639)
Investment in iPoint-media	—	(500)
Advances to discontinued Micro Paint Repair subsidiary	(1,633)	(1,924)
Acquisition related costs	(164)	—
Amounts issued under notes receivable	(500)	—
Net cash used in investing activities	(14,687)	(4,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under notes payable and convertible debt instrument	5,000	9,932
Repayments on notes payable and convertible debt instrument	(2,530)	(5,811)
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006 and $105 in 2005	210	6,262
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	14,066	—
Net proceeds from exercise of stock options and warrants	8,419	909
Cash commitment fee for $100 million Standby Equity Distribution Agreement	—	(1,000)
Net cash provided by financing activities	25,165	10,292

EFFECT OF EXCHANGE RATE CHANGES ON CASH FOR CONTINUING OPERATIONS	(668)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	1,429	1,852

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,704	2,606

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,133	$4,458

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	48	47
Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	(361)	—
Prepaid acquisition costs applied to purchase price	168	—
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C Convertible Preferred Stock	594	—
Carrying value of promissory note and accrued interest paid in exchange for Series C Convertible Preferred Stock	(3,208)	—
Fair value of shares issued to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	46,964	—
Change in net assets resulting from acquisitions of Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	62,240	—
Accretion of dividends on Series C Convertible Preferred Stock	1,824	—
Fair value of outstanding warrants reclassified to liabilities	13,884	—
Portion of change in fair value of outstanding warrants converted to liabilities recorded to paid-in capital	3,790	—
Fair value of Series C Convertible Preferred Stock (host instrument only)	4,908	—
Deferred stock-based financing costs associated with Series C Convertible Preferred Stock	3,198	—
Difference between net proceeds and recorded fair value of Series C Convertible Preferred Stock	4,041	—
Advance receivable from Mobot, Inc. forgiven upon acquisition	1,500	—
Gain (loss) on extinguishment of debt paid in common stock	—	349
Fair value of stock issued for services and deferred to future periods	—	239
Direct costs associated with Standby Equity Distribution Agreement and Equity Line of Credit	—	1,204
Fair value of warrants issued as fees related to the $100 million Standby Equity Distribution Agreement	—	12,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

*2005 cash flows have been reclassified to remove the cash flows from the NeoMedia Micro Paint Repair business unit, which has been reclassified to discontinued operations and assets and liabilities held for sale.

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

3. ACQUISITIONS

During the nine months ended September 30, 2006, NeoMedia completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD.
Acquisition of Mobot

On February 9, 2006, NeoMedia and Mobot signed a definitive merger agreement, subject to closing conditions, under which NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and 16,931,493 shares of NeoMedia common stock (2,604,845 of which are being held in escrow for a period of one year from the closing date for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 17, 2006, NeoMedia and Mobot completed the closing requirements and the acquisition became effective. In addition to cash and stock, at closing NeoMedia forgave notes payable totaling $1,500,000 due from Mobot. This amount is considered other additional consideration in the purchase price allocation. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock that were issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The merger agreement between NeoMedia and Mobot also contained a provision that, in the event that NeoMedia's stock price at the time the consideration shares become saleable is less than $0.3839, NeoMedia would be obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares become saleable and $0.3839. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have had a cash liability of $4.8 million resulting from this clause.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Mobot acquisition, and direct costs associated with the combination. The purchase price was allocated as follows:

(Dollars in
Thousands)
Value of 16,931,493 shares issued at $0.395 per share(1)	$6,688
Cash paid	3,500
Direct costs of acquisition	8
Advances to Mobot forgiven at acquisition	1,500
Total Fair Value of Purchase Price	11,696

Assets Purchased:
Cash and cash equivalents	$328
Accounts receivable	68
Other current assets	49
Property, plant & equipment	30
Intangible assets	13
Customer contracts and relationships	440
Capitalized software platform	4,200
Copyrighted materials	90
Goodwill	6,778
Total Assets Purchased	11,996

Less Liabilities Assumed:
Accounts payable	$51
Accrued liabilities	132
Deferred revenue	117
Total Liabilities Assumed	300

(1)	- Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Sponge acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 33,097,135 shares issued at $0.395 per share(1)	$13,073
Cash paid	6,141
Direct costs of acquisition	194
Total Fair Value of Purchase Price	19,408

Assets Purchased:
Cash and cash equivalents	$177
Accounts receivable	617
Other current assets	35
Property, plant & equipment	53
Customer contracts and relationships	400
Capitalized software platform	1,300
Brand name	800
Copyrighted materials	50
Goodwill	16,692
Total Assets Purchased	20,124

Less Liabilities Assumed:
Accounts payable	$190
Accrued liabilities	322
Other current liabilities	204
Total Liabilities Assumed	716

(1)	- Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the 12 Snap acquisition, and direct costs associated with the combination. The purchase price has initially allocated as follows:

(Dollars in
Thousands)
Value of 49,294,581 shares issued at $0.394 per share(1)	$19,422
Cash paid	2,500
Direct costs of acquisition	114
Total Fair Value of Purchase Price	22,036

Assets Purchased:
Cash and cash equivalents	$465
Investment in marketable securities	951
Accounts receivable	2,683
Other current assets	554
Property, plant & equipment	224
Intangible assets	93
Customer contracts and relationships	400
Capitalized software platform	4,400
Brand name	1,600
Copyrighted materials	50
Goodwill	19,391
Total Assets Purchased	30,811

Less Liabilities Assumed:
Accounts payable	$977
Accrued liabilities	1,990
Deferred revenue	1,434
Other current liabilities	225
Notes payable	4,149
Total Liabilities Assumed	8,775

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the BSD acquisition, and direct costs associated with the combination. The purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 7,123,698 shares issued at $0.352 per share(1)	$2,508
Direct costs of acquisition	7
Total Fair Value of Purchase Price	2,515

Assets Purchased:
Cash and cash equivalents	$55
Accounts receivable	1,733
Other current assets	13
Property, plant & equipment	61
Customer contracts and relationships	1,300
Copyrighted materials	130
Goodwill	4,402
Total Assets Purchased	7,694

Less Liabilities Assumed:
Accounts payable	$2,424
Accrued liabilities	1,224
Notes payable	1,531
Total Liabilities Assumed	5,179

(1)	- Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

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

Pro Forma Financial Information

Pro-forma results of operations as if NeoMedia was combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2006 are as follows:

	Three Months Ended September 30, 2006
							Pro Forma
							Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$3,591	$125	$265	$246	$2,226	$547	($3,409	)(A)	$3,591
Net income (loss)	($30,909)	($388)	($420)	($359)	($166)	$228	$1,105	(A)	($30,909)
Net income (loss) per
share-basic and diluted	($0.05)						—		($0.05)
Weighted average
common shares outstanding	644,720,857						—		644,720,857

	Nine Months Ended September 30, 2006
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	Pro Forma Adjust-ments		Pro-forma Combined
Total net sales	$8,844	$344	$1,488	$953	$8,457	$1,441	($8,591	)(B)	$12,936
Net income (loss)	($27,094)	($1,007)	($458)	($428)	($51)	$474	$1,305	(B)	($27,259)
Net income (loss) per
share-basic and diluted	($0.04)						$—	(B)(C)	($0.04)
Weighted average
common shares outstanding	602,132,555						58,652,190	(C)	660,784,745

(A) - Adjustment to back out the operations of each subsidiary, which were included in NeoMedia's consolidated operations for the entire three month period ended September 30, 2006

(B) - Adjustments are to reflect operations of each acquisition from the closing date through September 30, 2006 and amortization of intangible assets for the period January 1, 2006 through the respective closing dates. Results of operations for each acquisition from its respective closing date through September 30, 2006 are included in NeoMedia's operations for the nine months ended September 30, 2006. Closing dates for each acquisition were: Mobot (February 17, 2006); Sponge and Gavitec (February 23, 2006); 12Snap (February 28, 2006); and BSD (March 21, 2006).

(C) - Adjustment for shares that would have been issued in connection with acquisitions if they had occurred on January 1, 2006. Using the stock price around January 1, 2006, the pro forma number of shares that would have been issued was:

	Mobot	Sponge	Gavitec	12Snap	BSD	Total
Total stock consideration	$6,500,000	$11,400,000	$5,400,000	$19,500,000	$2,279,263	$45,079,263
NeoMedia stock price around January 1, 2006 (measurement date)	$0.290	$0.290	$0.290	$0.290	$0.290
Pro forma number of shares of NeoMedia to be issued as purchase price consideration	22,413,793	39,310,345	18,620,690	67,241,379	7,859,528	155,445,735

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

Pro-forma results of operations as if NeoMedia was combined with Mobot, Sponge, Gavitec, 12Snap and BSD as of January 1, 2005 are as follows:

	Three Months Ended September 30, 2005
							Pro
							Forma
						(B)	Adjust-		Pro-forma
	NeoMedia	Mobot	Sponge	Gavitec	12Snap	BSD	ments		Combined
Total net sales	$193	$56	$609	$198	$2,114	$425	—		$3,595
Net income (loss)	($1,950)	($818)	$53	($492)	($140)	($134)	($723	)(A)	($4,204)
Net income (loss) per
share-basic and diluted	($0.00)						($0.01	)(A)(B)	($0.01)
Weighted average
common shares outstanding	456,695,836						172,717,482	(B)	629,413,318

	Nine Months Ended September 30, 2005
	NeoMedia	Mobo	Sponge	Gavitec	12Snap	(B) BSD	Pro-forma Adjust- ments		Pro forma Combined
Total net sales	$762	$144	$1,544	$590	$5,600	$1,343	—		$9,983
Net income (loss)	($5,469)	($918)	$172	($747)	($816)	$127	($2,170	)(A)	($9,821)
Net income (loss) per
share-basic and diluted	($0.01)						($0.01	)(A)(B)	($0.02)
Weighted average
common shares outstanding	451,487,240						172,717,482	(B)	624,204,722

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

The letter of intent contained the following material terms:

•	the letter of intent is subject to completion of due diligence review by the buyers,

•	the letter of intent is subject to negotiation of material terms of the transaction,

•	the letter of intent is subject to negotiation of a sales price of the business unit,

•	the letter of intent is subject to ability of the buyers to obtain funding,

•	the letter of intent can be terminated by either party without cause with written notice,

•	NeoMedia cannot shop the business unit to other buyers while the letter of intent is in effect, with the exception of specifically named alternate potential buyers.

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

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16	$72
Taxes payable	9	—
Accrued expenses	74	6
Deferred revenues and other	651	591
Total liabilities held for sale	$750	$669

Inventory included in the assets held for sale are as follows.

	September 30, 2006	December 31, 2005
Raw materials	$38	$33
Work-in-process	—	—
Finished goods	11	388
Total	$49	$421

There is no tax expense or benefit related to this transaction due to NeoMedia's net operating loss carry forward tax position.

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

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $2,931,000, net of unaccreted deferred cost of $24,349,000, at September 30, 2006. Face value of Series C convertible preferred stock at September 30, 2006 is $22,000,000. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments on the Company's balance sheet at September 30, 2006:

(Assets) Liabilities:	September 30, 2006
Common stock warrants	$4,625,000
Embedded conversion features	1,515,000
Other warrants(1)	2,126,000
$8,266,000

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders' equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $13,883,000 and $2,072,000 on February 17, 2006 and September 30, 2006, respectively. The decrease in fair value of these other derivative financial instruments resulted from a decrease in NeoMedia's share price between February 17, 2006 and September 30, 2006. The change in fair value is reported as “Change in fair value from revaluation of warrants and embedded conversion features” in the accompanying condensed consolidated statement of operations. These warrants will be reclassified to stockholders' equity when the Company reacquires the ability to share-settle the instruments.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at September 30, 2006:

Shares of common stock
Common stock warrants	75,000,000
Embedded conversion feature(1)	216,494,845
Other warrants	33,325,000
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

Secured Convertible Debenture

The Company entered into a Securities Purchase Agreement, dated August 24, 2006, (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchasers”). Pursuant to the Agreement, the Purchasers agreed to purchase 10% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $5,000,000. The Agreement also provided for the issuance to the Purchasers, at no additional cost to the purchasers, warrants to purchase shares of the Company's common stock. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants, (ii) achieve effectiveness prior to November 24, 2006 and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month, but in no event shall consideration paid as liquidating damages exceed $1,000,000. The debentures are secured by substantially all of the Company's assets.

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

At August 24, 2006, a summary of the allocation of the components of the transaction is as follows:

Instrument:
Convertible debenture(1)	$—
Common stock warrants(2)	18,507,000
Embedded conversion feature	970,000
Derivative loss	(14,477,000)
Total gross proceeds	$5,000,000

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

The carrying value of the convertible debenture amounted to $73,000 net of unamortized debt discount $4,927,000 at September 30, 2006. The face value of convertible debenture at September 30, 2006 is $5,000,000. The discount recorded at inception of the debenture was equal to the $5,000,000 face value and $1,000,000 of contractual interest at the stated rate of 10% over the term of the debenture was included in the computation of the effective interest rate. Derivative financial instruments arising from the issuance of convertible debenture are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments related to convertible debentures on the Company's balance sheet at September 30, 2006:

(Assets) Liabilities:	September 30, 2006
Common stock warrants	$17,567,000
Embedded conversion features	864,000
$18,431,000

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at September 30, 2006:

Shares of common stock
Common stock warrants	175,000,000
Embedded conversion feature(1)	50,505,051
225,505,051

(1)
The terms of the embedded conversion features (ECF) in the convertible debenture provide for variable conversion rates that are indexed to the Company's trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the ECF was convertible as of September 30, 2006 was calculated as the face value of $5,000,000 plus assumed interest of $51,000 due at maturity, divided by 90% of the lowest closing bid price for the 30 trading days preceding September 30, 2006.

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

•	Pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell's consent NeoMedia cannot

—	(i) issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

—
(ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

—	(iii) enter into any security instrument granting the holder a security interest in any of its assets of, or

—	(iv) file any registration statements on Form S-8.

•	In addition, pursuant to a security agreement between NeoMedia and Cornell signed in connection with the convertible debenture, Cornell has a security interest in all of NeoMedia's assets.

Standby Equity Distribution Agreements with Cornell

On October 27, 2003, NeoMedia and Cornell entered into a $20 million Standby Equity Distribution Agreement (the “2003 SEDA”). The agreement provided for a maximum “draw” of $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell was obligated to purchase up to $20 million of the Company's common stock over a two-year period. The SEDA became effective during January 2004, and expired after a two-year term in January 2006. During the nine months ended September 30, 2006 and 2005, NeoMedia sold 751,880 and 19,337,119 shares of its common stock to Cornell pursuant to the 2003 SEDA. The following table summarizes funding received from Cornell during the nine months ended September 30, 2006 and 2005:

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

On March 30, 2005, NeoMedia and Cornell entered into a Standby Equity Distribution Agreement (the “2005 SEDA”) under which Cornell agreed to purchase up to $100 million of NeoMedia common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. The shares would be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by NeoMedia, and NeoMedia would pay 5% of the gross proceeds of each purchase to Cornell. Based on NeoMedia's current market capitalization and other outstanding securities, NeoMedia does not believe that the 2005 SEDA is currently a viable source of financing.

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

As a result of adopting Statement 123(R) on January 1, 2006, NeoMedia's net loss for the three and nine months ended September 30, 2006 is $2,483,000 and $5,433,000 higher (including $163,000 and $485,000 relating to discontinued operations) respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share, as well as loss per share attributable to common shareholders, are each higher by less than $0.01 per share for the three months ended September 30, 2006 than they would have been if NeoMedia had not adopted Statement 123(R). Basic and diluted loss per share, as well as loss per share attributable to common shareholders, are each higher by $0.01 per share for the nine months ended September 30, 2006 than they would have been if NeoMedia had not adopted Statement 123(R). Estimated income tax benefits recognized during the three and nine months ended September 30, 2006 were offset by a valuation allowance since realization was not reasonably assured.

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

As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia's volatility decreased significantly for stock based compensation granted during the nine months ended September 30, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years.

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

A summary of the status of NeoMedia's nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

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

On August 31, 2006, NeoMedia issued 4,975,000 fully vested shares to an employee in exchange for (i) an extension of the employee's service agreement through December 31, 2007, and (ii) a waiver of certain of the employee's rights to receive additional shares under a previous contract. The shares were valued at $0.132 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $657,000 was expensed during the nine months ended September 30, 2006.

On August 31, 2006, NeoMedia issued 5,400,000 fully vested shares to an employee in exchange for (i) an extension of the employee's service agreement through December 31, 2007, and (ii) a waiver of certain of the employee's rights to receive additional shares under a previous contract. The shares were valued at $0.132 per share, which was the last sale price of NeoMedia common stock on the date of issuance. The aggregate fair value of $713,000 was expensed during the nine months ended September 30, 2006.

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

On October 18, 2006, NeoMedia issued 5,500,000 fully vested shares to an employee in exchange for an extension of the employee's services. The shares were valued at $0.097 per share, which was the last sale price of NeoMedia common stock on the date of issuance. NeoMedia did not recognize any expense relating to this issuance during the three and nine month periods ended September 30, 2006 since the issuance occurred in October. NeoMedia will expense the aggregate fair value of $534,000 during the fourth quarter of 2006.

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

Consolidated net sales and net loss from continuing operations for the three and nine month periods ended September 30, 2006 and 2005, and identifiable assets as of September 30, 2006 by geographic area were as follows:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales: (2)
United States	$298	$193	$819	$762
Germany	1,424	—	3,713	—
United Kingdom	697	—	1,748	—
Canada	547	—	1,089	—
Italy	597	—	1,179	—
Other	28	—	296	—
	$3,591	$193	$8,844	$762

Net Loss From Continuing Operations: (2)
United States	($28,981)	($1,569)	($23,593)	($4,162)
Germany	(150)	—	(759)	—
United Kingdom	(561)	—	(543)	—
Canada	227	—	463	—
Italy	(271)	—	(41)	—
Other	447	—	205	—
	($29,289)	($1,569)	($24,268)	($4,162)

Identifiable Assets (2)
United States (1)	$80,429
Germany	1,672
United Kingdom	676
Canada	1,594
	$84,371

(1)	For segment reporting purposes, goodwill and intangible assets of acquired subsidiaries are assumed to be located at NeoMedia headquarters in the United States.

(2)	Segment reporting excludes the NeoMedia Micro Paint Repair business unit discontinued operations and the assets held for sale.

Consolidated net sales, net operating losses for the three and nine month periods ended September 30, 2006 and 2005, and identifiable assets as of September 30, 2006, by business unit were as follows:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales from Continuing Operations:(4)
NeoMedia Mobile(1)	$3,044	$35	$7,755	$208
NeoMedia Telecom Services(2)	547	—	1,089	—
NeoMedia Consulting & Integration Services(3)	—	158	—	554
	$3,591	$193	$8,844	$762

Net Loss from Continuing Operations: (4)
NeoMedia Mobile(1)	($3,276)	($433)	($8,123)	($1,298)
NeoMedia Telecom Services(2)	214	—	31	—
NeoMedia Consulting & Integration Services(3)	—	(463)	—	(1,388)
Corporate overhead	(3,700)	(673)	(9,443)	(1,476)
Charges related to convertible preferred stock, convertible debenture, and write-off of deferred financing costs	(22,527)	—	(6,733)	—
	($29,289)	($1,569)	($24,268)	($4,162)

Identifiable Assets(4)
NeoMedia Mobile(1)	$76,110
NeoMedia Telecom Services(2)	3,387
NeoMedia Consulting & Integration Services(3)	—
Corporate	4,874
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

(2)
NeoMedia Telecom Services consists of the operations of BSD Software, Inc., acquired March 21, 2006, and included in NeoMedia's consolidated financial results for the period March 22, 2006 through September 30, 2006. Net income of $31,000 for the nine months ended September 30, 2006 includes $432,000 of stock based compensation recognized pursuant to SFAS 123.

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

•
NeoMedia's subsidiary Sponge has entered into purchase commitments to procure the functionality needed to support a sales agreement with a major customer. The purchase commitments require payments of $1,121,000 in the fourth quarter of 2006, and $2,200,000 in 2007. Revenues related to this program are expected to exceed the purchase commitments over the one-year life of the contract.

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

In the event that NeoMedia's stock price, at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap become saleable, is less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million relating to the guarantees. On September 11, 2006, NeoMedia filed a registration statement on Form S-3 which included the consideration shares issued to acquire Mobot, Sponge, Gavitec, and 12Snap, among others. At current stock prices, NeoMedia does not believe that it will be able to generate enough cash to satisfy the purchase price guarantees if and when they become due, which is expected to occur upon effectiveness of the registration statement. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved.

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

Also on February 25, 2005, NeoMedia signed two non-binding Letters of Intent to acquire up to 100% of Automotive Preservation, Inc. (“AP”), a distributor of automotive paint and accessory products, from AP's parent company, PUPS. The first Letter of Intent calls for NeoMedia to initially acquire 30% of AP for $1,600,000, to be paid $600,000 in cash, $554,000 in shares of NeoMedia restricted common stock, and $446,000 through the assumption of AP debt by NeoMedia. Under the second Letter of Intent, upon completion of the acquisition of the initial 30% of AP by NeoMedia, NeoMedia would have the option to acquire an additional 30% of AP for $1,650,000, payable in shares of NeoMedia restricted common stock. The second Letter of Intent also gives NeoMedia the option to purchase the final 40% of AP for either: (i) $2,200,000, payable in shares of NeoMedia restricted common stock, if NeoMedia exercises this right within 12 months of acquiring the second 30% of AP, or (ii) a price equivalent to AP's previous quarter EBITDA multiplied by 8, payable in shares of NeoMedia restricted common stock. Both Letters of Intent are non-binding and subject to due diligence by NeoMedia and AP. On September 21, 2005, NeoMedia's board of directors approved to change the deal structure for the acquisition of AP, so that the Company would acquire only 30% of AP for a total purchase price of $1.6 million of which $600,000 would be paid in cash and $446,000 would be paid through the assumption of debt, and $554,000 through the issuance of restricted NeoMedia stock. NeoMedia will not acquire the remaining 70% of AP under the new structure.

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

15. RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL INFORMATION

The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the company had overstated its net sales and its cost of goods sold during the three months and nine months ended September 30, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

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

	Previously	Restatement	Restated
	Reported	Adjustment	Total
Three months ended March 31, 2006
Net sales	$232	($205)	$27
Cost of sales	205	(205)	—

Three months ended June 30, 2006
Net sales	$2,937	($2,422)	$515
Cost of sales	2,422	(2,422)	—

Six months ended June 30, 2006
Net sales	$3,169	($2,627)	$542
Cost of sales	2,627	(2,627)	—

Three months ended September 30, 2006
Net sales	$3,205	($2,658)	$547
Cost of sales	2,658	(2,658)	—

Nine months ended September 30, 2006
Net sales	$6,374	($5,285)	$1,089
Cost of sales	5,285	(5,285)	—

16. SUBSEQUENT EVENTS

See Note 9.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NeoMedia in the Marketplace

During the first quarter of 2006, NeoMedia implemented an aggressive growth strategy aimed at penetrating the rapidly evolving mobile marketing industry, through the acquisition of Mobot, Gavitec, 12Snap, and Sponge. Combining the brand name and innovative power of its new acquisitions with its patent portfolio and proprietary qode® suite of products, NeoMedia's goal is to capture a significant portion of early adopting marketers and drive high volumes of physical-world-to-mobile-internet traffic through the NeoMedia engine.

As with any industry in its relative infancy, there have been bumps along the way. NeoMedia has experienced many of the problems normally associated with developing technologies and markets, such as slower than anticipated marketplace adoption, technical product development issues, the market's unwillingness to find a standard pricing model, and increased competition, among others.

However, NeoMedia management believes that the Company has made significant inroads into this developing market. NeoMedia's family of products and companies has run some of the most innovative and successful mobile marketing campaigns in the marketplace during 2006, such as:

•	qode® technology will be featured in an interactive textbook published by Prentice Hall, in which students can link to mobile online content through the qode® reader on their mobile phones.

•
12Snap designs and runs mobile marketing campaigns for a plethora of clients, most notably McDonald's, Coca-Cola, Adidas, Nokia, Lufthansa, MTV, Kraft Foods, and Ferrero. 12snap enables millions of consumers throughout the EMEA (Europe, Middle East & Africa) region to participate in high-quality and entertaining mobile marketing campaigns.

•
Gavitec has run mobile marketing solutions for clients such as McDonald's Portugal, Amnesty International, Malaysian Railways, World Soccer Games 2006, EMT (Empresa Malagueña de Transportes, a Spanish public transport provider) Ströer, a large media company. Gavitec also ran a mobile couponing campaign for Bitburger beer focusing on World Cup events.

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

NeoMedia Telecom is currently in the final stages of completing the successful transition of some of its key customers to a new Canadian interchange carrier network, which provides both 1010 dial-around and 900 service nationally. The company is already experiencing a positive impact from this transition in two ways: (1) several customers who were regional are expanding to a national billing strategy, and (2) NeoMedia Telecom has been able to reduce costs by moving from local exchange carriers (LEC's) to the new interchange carrier network, which is a non-tariffed (regulated rates) national network.

Third quarter revenue from NeoMedia Telecom was $547,000, up from second quarter revenue of $515,000 million. The revenue growth is the result of transition to the new IXC, which lowers NeoMedia Telecom's cost basis, as well as expansion of the NeoMedia Telecom's billing solutions to U.S. carriers.

Purchase Price Obligation

From a capitalization perspective, NeoMedia was a relatively small player in the mobile marketing industry prior to its acquisitions of 12Snap, Gavitec, Sponge and Mobot. Many large advertising agencies, software providers, and other larger and better-funded companies were and continue to be in the market for acquisition of these cutting-edge start-ups. In order to induce companies of this caliber to merge with a smaller, unproven entity with fewer resources than competing bidders, NeoMedia agreed to a purchase price guarantee for the stock consideration issued in each transaction, essentially guaranteeing, with cash, that the value of the stock issued to acquire the companies would not decline between the closing of the acquisitions and the time the recipients could sell it. The stock price at the time the acquisitions closed was approximately $0.39 per share. Since the closing of the acquisitions in February and March, NeoMedia's stock price has gradually eroded. The last sale price on October 23, 2006 was $0.10 per share, at which price the purchase price guarantee obligation would be approximately $32.7 million.

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

Restatement of previously reported financial results

The Company, in reviewing its accounting practices with respect to revenue recognition of its subsidiary NeoMedia Telecom Services, became aware that it incorrectly applied the principles of EITF 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” As a result, the company had overstated its net sales and its cost of goods sold during the three and nine months ended September 30, 2006. These amounts are reflected on the statement of operations. The adjustment does not affect net income (loss) during any period. The adjustment does not affect the statement of cash flows or balance sheet.

The NeoMedia Telecom Services business was acquired in March 2006 through the acquisition by the Company of BSD Software. Therefore the adjustment does not affect any results reported during the three and nine month periods ended September 30, 2005.

As a result, the Company has restated certain financial information that was previously reported in its unaudited quarterly reports on Form 10-Q for the three and nine month periods ended September 30, 2006. The following tables provide a reconciliation of amounts previously reported by the Company.

	Previously Reported	Restatement Adjustment	Restated Amount

Three months ended September 30, 2006
Net sales	$6,249	($2,658)	$3,591
Cost of sales	4,112	(2,658)	1,454

Nine months ended September 30, 2006
Net sales	$14,129	($5,285)	$8,844
Cost of sales	8,887	(5,285)	3,602

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

One of the key components used in calculating the fair value of stock options is the volatility of the underlying stock. As of January 1, 2006, NeoMedia reevaluated its volatility calculation to take into consideration the guidance outlined in Statement 123(R). Prior to January 1, 2006, NeoMedia calculated volatility using only historical share price data. Under the provisions of Statement 123(R), from January 1, 2006 onward NeoMedia has considered historical volatility, as well expected future volatility. As a result, NeoMedia's volatility decreased significantly for stock based compensation granted during the nine months ended September 30, 2006 as compared with stock based compensation granted prior to January 1, 2006. NeoMedia will evaluate its volatility on an ongoing basis using the most current information available. NeoMedia expects that, under the guidelines of Statement 123(R), future volatility will more closely resemble 2006 levels than previous years.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality , should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. We will apply the provisions of SAB 108 with the preparation of our annual financial statements for the calendar year ending December 31, 2006. The Company is currently evaluating, but does not expect the application of the provisions of SAB 108 to have a material impact, if any, on our financial statements for the calendar year ending December 31, 2006.

Results Of Operations For The Three Months Ended September 30, 2006 As Compared To The Three Months Ended September 30, 2005

Net sales.  Restated total net sales from continuing operations for the three months ended September 30, 2006 were $3,591,000, which represented a $3,398,000, or 1,761%, increase from $193,000 for the three months ended September 30, 2005.  This increase resulted from (i) $3,409,000 net sales from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, offset by a (ii) decrease of $11,000 in net sales from the Company's underlying business represented by qode® and NeoMedia's legacy software products.

Cost of sales.  Restated cost of technology services, products and licenses fees were $1,454,000 for the three months ended September 30, 2006 compared to $116,000 for the three months ended September 30, 2006, an increase of $1,338,000, or 1,153%.  This increase resulted from (i) $865,000 product and service related cost of sales from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) amortization of $519,000 of intangible assets relating to the acquisitions of Mobot, Sponge, Gavitec, 12Snap and BSD, offset by (iii) a decrease of $46,000 in cost of sales from the Company's underlying business represented by qode® and NeoMedia's legacy software products.

Gross profit.  Gross profit was $2,137,000 for the three months ended September 30, 2006, an increase of $2,060,000, or 2,675%, compared with gross profit of $77,000 for the three months ended September 30, 2005.  This increase resulted from (i) $2,528,000 operational gross profit from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) increased gross profit of $51,000 from the Company's underlying business represented by qode® and NeoMedia's legacy software products, offset by (iii) amortization of $519,000 of intangible assets relating to the acquisitions.

Sales and marketing.  Sales and marketing expenses were $2,795,000 for the three months ended September 30, 2006, compared to $589,000 for the three months ended September 30, 2005, an increase of $2,206,000 or 375%.  This increase resulted from (i) sales and marketing expenses of $2,420,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, offset by (ii) lower sales and marketing expense in the Company's underlying business represented by qode® and NeoMedia's legacy software products of $214,000 in 2006.

General and administrative.  General and administrative expenses increased by $1,894,000, or 248%, to $2,659,000 for the three months ended September 30, 2006, compared to $765,000 for the three months ended September 30, 2005. The increase resulted from (i) higher accounting, professional, and legal services of $1,215,000 due to Company's implementation of Sarbanes Oxley, higher audit fees and accounting overhead resulting from a more complex reporting structure and transactions, actual and threatened lawsuits, and registration statements, and (ii) general and administrative expenses of $681,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006.

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

Change in fair value from revaluation of warrants and embedded conversion features. Loss from the change in fair value from revaluation of warrants and embedded conversion features was $9,271,000 for the three months ended September 30, 2006.  The gain is on the derivatives and embedded conversion features associated with the preferred stock sale on February 17, 2006 and the convertible debenture financing dated August 24, 2006.  Certain derivatives and embedded conversion features were created at the time of each offering and those derivatives are recorded at fair value on the accompanying balance sheet.   The gain for the three months ended September 30, 2006 is driven by a reduction in NeoMedia's stock price from June 30, 2006 to September 30, 2006.   There was no such gain or loss on derivative financial instruments for the three months ended September 30, 2005.

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

Net loss.  The net loss for the three months ended September 30, 2006 was $30,909,000, which represented a $28,959,000, or 1,485% increase from a $1,950,000 loss for the three months ended September 30, 2005.  This increased net loss resulted from (i) $9,271,000 expense from the change in fair value from revaluation of warrants and embedded conversion features associated with the preferred stock and convertible debenture financing, (ii) $13,256,000 charge to write off deferred equity financing costs associated with the 2005 SEDA, (iii) $2,390,000 increase to stock based compensation expense as a result of the adoption of SFAS 123(R) on January 1, 2006, (iv) $1,105,000 loss from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (v) $653,000 bad debt reserve for the Micro Paint customer in China, and (vi) $2,284,000 increased loss from the Company's underlying business represented by qode®, NeoMedia's legacy software products, and corporate administration.

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

Results Of Operations For The Nine months Ended September 30, 2006 As Compared To The Nine Months Ended September 30, 2005

Net sales.  Restated total net sales for the nine months ended September 30, 2006 were $8,844,000, which represented a $8,082,000, or 1,061%, increase from $762,000 for the nine months ended September 30, 2005.  This increase resulted from (i) $8,591,000 net sales from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) an increase of $45,000 in net sales from the Company's underlying business represented by qode® and intellectual property licensing, offset by (iii) a decrease in net sales of $554,000 from NeoMedia's Consulting and Integration Services business unit.

        Cost of sales.  Restated cost of technology services, products and licenses fees were $3,602,000 for the nine months ended September 30, 2006 compared to $440,000 for the nine months ended September 30, 2005, an increase of $3,162,000, or 719%.  This increase resulted from (i) $2,100,000 product and service related cost of sales from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (ii) amortization of $1,241,000 of intangible assets relating to the acquisitions of Mobot, Sponge, Gavitec, 12Snap and BSD, offset by (iii) a decrease of $249,000 in cost of sales from the Company's underlying business represented by qode® and NeoMedia's legacy software products.

            Gross profit.  Gross profit was $5,242,000 for the nine months ended September 30, 2006, an increase of $4,920,000, or 1,528%, compared with gross profit of $322,000 for the nine months ended September 30, 2005.  This increase resulted from (i) $6,491,000 operational gross profit from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, offset by (ii) decreased gross profit of $330,000 from the Company's underlying business represented by qode®, NeoMedia's legacy software products, and NeoMedia's discontinued Consulting and Integration Services business unit, and (iii) amortization of $1,241,000 of intangible assets relating to the acquisitions.

Sales and marketing.  Sales and marketing expenses were $6,719,000 for the nine months ended September 30, 2006, compared to $1,332,000 for the nine months ended September 30, 2005, an increase of $5,387,000 or 404%.  This increase resulted from (i) sales and marketing expenses of $4,597,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, and (ii) higher sales and marketing expense in the Company's underlying business represented by qode® and NeoMedia's legacy software products of $790,000 in 2006.

General and administrative.  General and administrative expenses increased by $4,609,000, or 215%, to $6,752,000 for the nine months ended September 30, 2006, compared to $2,143,000 for the nine months ended September 30, 2005. The increase resulted from (i) higher accounting, professional, and legal services of $2,482,000 due to Company's implementation of Sarbanes Oxley, higher audit fees resulting from a more complex reporting structure and transactions, actual and threatened lawsuits, and registration statements, and (ii) general and administrative expenses of $2,128,000 from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006.

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

Change in fair value from revaluation of warrants and embedded conversion features. Gain from the change in fair value from the revaluation of warrants and embedded conversion features was $6,523,000 for the nine months ended September 30, 2006.  The gain is on the derivatives and embedded conversion features associated with the preferred stock sale on February 17, 2006 and the convertible debenture financing dated August 24, 2006.  Certain derivatives and embedded conversion features were created at the time of each offering and those derivatives are recorded at fair value on the accompanying balance sheet . The gain for the nine months ended September 30, 2006 is the reduction in value of the derivatives and embedded conversion features from the inception of each financing to September 30, 2006 and is due almost entirely to a reduction in NeoMedia's stock price from the inception of each financing to September 30, 2006.  There was no such gain or loss on derivative financial instruments for the nine months ended September 30, 2005.

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

Net loss.  The net loss for the nine months ended September 30, 2006 was $27,094,000, which represented a $21,625,000, or 395% increase from a $5,469,000 loss for the nine months ended September 30, 2005.  This increased net loss resulted from (i) $4,499,000 increase to stock based compensation expense as a result of the adoption of SFAS 123(R) on January 1, 2006, (ii) $1,715,000 loss from subsidiaries Mobot, Sponge, Gavitec, 12Snap and BSD, all of which were acquired during the first quarter of 2006, (iii) $13,256,000 charge to write off deferred equity financing costs associated with the 2005 SEDA, (iv) $1,858,000 loss on the extinguishment of debt, (v) $1,034,000 increased losses from the expansion of the Micro Paint business unit held for sale, and (vi) $5,786,000 increased loss from the Company's underlying business represented by qode®, NeoMedia's legacy software products, and corporate administration including audit and legal fees, offset by (vii) $6,523,000 gain from the change in fair value from revaluation of warrants and embedded conversion features associated with the preferred stock and convertible debenture financing.

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

Liquidity and Capital Resources

Current Period Activity

Net cash from operations. Net cash used in continuing operating activities (net of cash used from operations of discontinued business unit) was $8,381,000 for the nine months ended September 30, 2006, compared with $4,323,000 for the nine months ended September 30, 2005. NeoMedia's net cash used in continuing operating activities increased substantially during the nine months ended September 30, 2006. The increase was driven by the following factors (1) additional sales, marketing, research and development resources employed to complete the technical requirements for a 2006 qode® launch in the U.S. and Europe; (2) increased general and administrative costs associated with supporting the new acquisitions and other administrative initiatives such as Sarbanes Oxley; and (3) negative operational cashflow during the nine months ended September 30, 2006 from newly-acquired subsidiaries Mobot, Gavitec, Sponge, and 12Snap.

Net used in investing. NeoMedia's net cash flow used in investing activities (net of cash used in investing of discontinued business unit) for the nine months ended September 30, 2006 and 2005 was $14,687,000 and $4,117,000, respectively. The increase resulted from the investment of $11,891,000 in the acquisitions of Mobot, Sponge, Gavitec and 12Snap. NeoMedia also advanced $500,000 to Hip Cricket in the form of promissory notes, and increased capital expenditures on equipment and software required for the qode® launch.

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

Net cash used in discontinued operations. Net cash used in the Company's discontinued Micro Paint Repair operations for the nine months ended September 30, 2006 was $2,020,000, of which $1,980,000 was used in operations, $56,000 was used in investing activities, and $16,000 was generated as a result of the effect of exchange rates on cash. Net cash used in the Company's discontinued Micro Paint Repair operations for the nine months ended September 30, 2005 was $1,737,000, of which $1,628,000 was used in operations, $133,000 was used in investing activities, and $24,000 was generated as a result of the effect of exchange rates on cash. The negative cashflow from operations of the discontinued Micro Paint Repair business will cease upon the pending sale of the business unit, which will reduce NeoMedia's consolidated cash used in operations.

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

$100 Million SEDA. On March 30, 2005, NeoMedia and Cornell Capital Partners entered into a Standby Equity Distribution Agreement under which Cornell Capital Partners agreed to purchase up to $100 million of NeoMedia's common stock over a two-year period, with the timing and amount of the purchase at NeoMedia's discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. Based on NeoMedia's current market capitalization and other outstanding securities, NeoMedia does not believe that the 2005 SEDA is currently a viable source of financing.

NeoMedia's reliance on Cornell Capital Partners as its primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell's consent NeoMedia cannot (i) issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of its assets of, or (iv) file any registration statements on Form S-8. In addition, pursuant to a security agreement between NeoMedia and Cornell signed in connection with the convertible debenture, Cornell has a security interest in all of NeoMedia's assets. Such covenants could severely harm NeoMedia's ability to raise additional funds from sources other than Cornell, and would likely result in a higher cost of capital in the event funding were secured.

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

NeoMedia's cash flow used in operations was $8.4 million (net of cash used in operations of discontinued Micro Paint Repair business unit of $2.0 million) for the nine months ended September 30, 2006. In the event that NeoMedia's stock price does not increase to levels where NeoMedia can force exercise of enough of its outstanding warrants to generate material operating capital, or if the market for NeoMedia's stock will not support the sale of shares underlying such warrants or other funding sources, or NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan, and could be forced to sell certain of its assets, including its subsidiaries.

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

•
NeoMedia's subsidiary Sponge has entered into purchase commitments to procure the functionality needed to support a sales agreement with a major customer. The purchase commitments require payments of $1,121,000 in the fourth quarter of 2006, and $2,200,000 in 2007. Revenues related to this program are expected to exceed the purchase commitments over the one-year life of the contract.

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

NeoMedia had cash balances of $3,133,000 as of September 30, 2006. As disclosed above under the caption “Sources of Cash and Projected Cash Requirements,” NeoMedia could receive cash at future dates as follows: (1) from the exercise of stock options, to the extent that the exercise price of such stock options is less than the market price of NeoMedia's common stock, (2) from the exercise of stock warrants, to the extent that the warrants become registered for resale and the exercise price of such stock warrants is less than the market price of NeoMedia's common stock at the time of exercise, and to the extent that the holder of such warrants does not elect to perform a “cashless” exercise, in which case NeoMedia would not receive any cash proceeds from the exercise, and (3) from the sale of its Micro Paint Repair business unit.

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

Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's nine months ended September 30, 2006, the Company's Principal Executive Officer and Principal Financial Officer have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the nine months ended September 30, 2006, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Form 10-Q.

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

12 Snap Rent Dispute

NeoMedia's subsidiary 12Snap is involved in a dispute with its landlord regarding rent due for office space previously used by 12Snap in Italy. The dispute was heard in court on May 23, 2006, whereby the judge ruled for the parties to reach a settlement. The parties were unable to reach a settlement, and the case is being sent back to the courts. The opposing party is seeking approximately $140,000. The Company believes the actual settlement will be less than the amount sought.

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

ITEM 1A. RISK FACTORS

Risks Related to NeoMedia's Business

NeoMedia Has Historically Lost Money And Losses May Continue

NeoMedia has incurred substantial operating losses since inception, and anticipates continuing to incur substantial losses for the foreseeable future. Net loss for the nine months ended September 30, 2006, was $27,094,000 (unaudited), which includes a $6,523,000 (unaudited) gain from the change in fair value from revaluation of warrants and embedded conversion features associated with the preferred stock and convertible debenture financing and a $13,256,000 (unaudited) charge to write off deferred equity financing costs associated with the 2005 SEDA. NeoMedia also reported net losses of $9,147,000 and $7,230,000 for the years ended December 31, 2005 and 2004, respectively. NeoMedia's accumulated losses were approximately $119,618,000 (unaudited) and $92,524,000 as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 NeoMedia had a working capital deficit of approximately $30,222,000 (unaudited). NeoMedia had stockholders' equity of $40,854,000 (unaudited), $4,227,000 and $4,392,000 as of September 30, 2006 and December 31, 2005 and 2004, respectively. NeoMedia generated revenues of $14,129,000 (unaudited) and $762,000 (unaudited) for the nine months ended September 30, 2006 and 2005, respectively. In addition, during the nine months ended September 30, 2006 and 2005 NeoMedia recorded negative cash flows from continuing operations of $8,381,000 (unaudited) and $4,323,000 (unaudited), respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

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

Pursuant to the terms of the merger agreements with Mobot, Sponge, Gavitec, and 12Snap, in the event that NeoMedia's stock price at the time the consideration shares issued in connection with each acquisition are saleable is less than the price at which they were valued for purposes of the merger agreement (between $0.3839 and $0.3956 per share), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price the shares were valued for purposes of the merger agreement. Subsequent to the closing of the acquisitions and through October 23, 2006, NeoMedia's stock has closed as low as $0.07 per share. Assuming a stock price at the time the shares become saleable of $0.10, which was the last sale price on October 23, 2006, NeoMedia would have a cash liability of $32.7 million resulting from these clauses. As a result, NeoMedia is attempting to negotiate for payment of the purchase price guarantees in another non-cash form, including additional shares of common stock. There is no guarantee that NeoMedia will be successful in negotiating such an agreement with any or all of the parties involved.

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

Due To The Accounting Treatment Of Certain Convertible Preferred Stock And Convertible Debenture Instruments Issued By NeoMedia, A Fluctuation In NeoMedia's Stock Price Could Have A Material Impact On NeoMedia's Results Of Operations

During the three months ended March 31, 2006, June 30, 2006, and September 30, 2006, NeoMedia recognized income (expense) in the amount of $4,768,000, $11,026,000, and ($9,271,000), respectively, from adjustments recorded to reflect the change in fair value from revaluation of warrants and embedded conversion features in connection with its Series C convertible preferred shares and its convertible debenture. NeoMedia will adjust the carrying value of its derivative instruments to market at each balance sheet date. As a result, NeoMedia could experience significant fluctuations in its net income (loss) in future periods from such charges based on corresponding movement in NeoMedia's share price.

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

All Of The Company's Assets Are Pledged To Secure Certain Debt Obligations, Which The Company Could Fail To Repay

Pursuant to secured convertible debentures, dated as of August 24, 2006 in the principal amount of $5,000,000 issued to Cornell Capital Partners, LP, the Company was required to secure such secured convertible debentures' repayment with substantially all of its assets. In the event the Company is unable to repay the secured convertible debentures, it could lose all of its assets and be forced to cease its operations. If the Company is found to be in default under the debentures, the full principal amount of the debentures, together with interest and other amounts owing, may become immediately due and payable.

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