Form 10-Q
period 2007-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2007-05-10
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________

FORM 10 - Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 7, 2007, there were 891,400,239 shares of common stock and 21,622 shares of Series C Convertible Preferred Stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2007	2006 *
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,295	$2,813
Trade accounts receivable, net of allowance for doubtful accounts of $13 and $68, respectively	152	187
Other accounts receivable	241	550
Inventories, net of allowance for obsolete & slow-moving inventory of $26 and $53 respectively	123	80
Investment in marketable securities	31	57
Prepaid expenses and other current assets	123	102
Assets held for sale	16,174	19,420
Total current assets	19,139	23,209

Leasehold improvements & property and equipment, net	168	191
Goodwill	3,418	3,418
Capitalized patents, net	2,764	2,839
Proprietary software, net	3,951	4,138
Other Intangible assets, net	47	42
Cash surrender value of life insurance policy	867	863
Other long-term assets	3,325	3,425
Total assets	$33,679	$38,125

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,710	$2,442
Liabilities held for sale	7,411	10,257
Taxes payable	41	5
Accrued expenses	3,267	4,016
Deferred revenues and other	741	575
Notes payable	15	15
Accrued purchase price guarantee	4,787	19,667
Derivative financial instruments	25,949	25,819
Deferred tax liability	677	706
Debentures payable	18,336	7,500
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued,
21,622 shares outstanding, liquidation value of $21,657.	21,657	21,657
Total liabilities	85,591	92,659
Commitments and contingencies (Note 13)

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 898,836,158 and
639,233,173 shares issued and 897,194,732 and 637,591,747 outstanding, respectively	8,972	6,376
Additional paid-in capital	112,083	100,541
Accumulated deficit	(171,461)	(159,962)
Accumulated other comprehensive loss	(727)	(710)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ deficit	(51,912)	(54,534)
Total liabilities and shareholders’ deficit	$33,679	$38,125

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Amounts have been reclassified from the audited December 31, 2006 consolidated balance sheet to reflect assets and liabilities held for sale in relation to our discontinued operations.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)
	Three Months Ended March 31,
	2007	2006

Net sales	$399	$199
Cost of sales	313	131
Gross profit	86	68

Sales and marketing expenses	859	1,194
General and administrative expenses	2,440	1,347
Research and development costs	506	485

Loss from operations	(3,719)	(2,958)

Loss on extinguishment of debt	---	(1,964)
Interest income (expense), net	(1,698)	6
Gain/(loss) on derivative financial instruments	(3,508)	4,768

LOSS FROM CONTINUING OPERATIONS	(8,925)	(148)

DISCONTINUED OPERATIONS (Note 4)
Loss from operations of discontinuing operations	(2,574)	(1,169)

NET LOSS	(11,499)	(1,317)

Accretion of dividends on convertible preferred stock	(433)	(137)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(11,932)	(1,454)

Comprehensive Loss:
Net loss	(11,499)	(1,317)
Other comprehensive loss:
Unrealized gain/( loss) on marketable securities	(26)	149
Foreign currency translation adjustment	9	(222)

COMPREHENSIVE LOSS	$(11,516)	$(1,390)

Loss per share from continuing operations--basic and diluted	$(0.02)	$(0.00)
Loss per share from discontinued operations--basic and diluted	$(0.00)	$(0.00)
Net loss per share--basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares--basic and diluted	684,819,898	527,991,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
	Three Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	($8,925)	($148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280	166
Loss on early extinguishment of debt	—	1,964
Change in fair value from revaluation of warrants and embedded conversion features	3,508	(4,768)
Stock-based compensation expense	891	895
Interest expense related to convertible debt	781	—
Increase in value of life insurance policies	(4)	(30)

Changes in operating assets and liabilities
Trade and other accounts receivable	(6)	142
Inventories	(43)	—
Prepaid expenses and other current assets	(21)	(149)
Accounts payable and accrued liabilities	(232)	(641)
Deferred revenue and other current liabilities	137	612
Net cash used in operating activities	(3,634)	(1,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash acquired	—	(13,867)
Acquisition of property and equipment	—	(23)
Acquisition of patents and other intangible assets	—	(8)
Advances to discontinued subsidiaries Micro Paint, 12Snap, Telecom Services, Mobot, and Sponge	(1,641)	(2,470)
Acquisition related costs	—	(59)
Payment of purchase price guarantee obligations	(2,372)	—
Amounts received (issued) under notes receivable	450	(500)
Net cash used in investing activities	(3,563)	(16,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under convertible debt instrument, net of fees of $781 in 2007	6,678	—
Repayments on notes payable and convertible debt instrument	—	(210)
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006	—	210
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	—	14,066
Net proceeds from exercise of stock options and warrants	9	8,131
Net cash provided by financing activities	6,687	22,197

EFFECT OF EXCHANGE RATE CHANGES ON CASH FOR CONTINUING OPERATIONS	(8)	(192)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(518)	3,121

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,813	1,704

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,295	$4,825

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$401	$13
Supplemental disclosure of investing and financing activities:
Unrealized gain (loss) on marketable securities	(26)	149
Fair value of 258,620,948 shares issued to satisfy purchase price guarantee obligations	12,721	—
Prepaid acquisition costs applied to purchase price	—	168
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C Convertible Preferred Stock	—	594
Carrying value of promissory note and accrued interest paid in exchange for Series C Convertible Preferred Stock	—	(3,208)
Fair value of shares issued to acquire CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	—	46,964
Change in net assets resulting from acquisitions of CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	—	60,594
Accretion of dividends on Series C Convertible Preferred Stock	433	137
Fair value of outstanding warrants reclassified to liabilities	—	13,884
Portion of change in fair value of outstanding warrants converted to liabilities recorded to paid-in capital	—	3,790
Initial fair value of Series C Convertible Preferred Stock (host instrument only)	—	4,908
Deferred stock-based financing costs associated with Series C Convertible Preferred Stock	—	3,198
Difference between net proceeds and recorded fair value of Series C Convertible Preferred Stock	—	4,041
Advance receivable from Mobot, Inc. forgiven upon acquisition	—	1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries (“NeoMedia” or the “Company”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the condensed consolidated financial position of NeoMedia as of March 31, 2007, the results of operations for the three month periods ended March 31, 2007 and 2006, and cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended March 31, 2007 was $11,499,000. Net cash used in operations for the three months ended March 31, 2007 was $3,634,000, and net cash used for discontinued operations was $1,609,000 (including operating, investing, and financing activities, as well as effect of exchange rates on cash for discontinued subsidiaries). NeoMedia also has an accumulated deficit of $171,461,000 and a working capital deficit of $66,452,000 as of March 31, 2007, of which $25,949,000 relates to the fair value of derivative financial instruments.

During January 2007, the Company made a strategic decision to sell its 12Snap and Telecom Services businesses. During the year ended December 31, 2006, revenues from these businesses accounted for 91% of NeoMedia's consolidated revenues. In the event that the Company is successful in selling these businesses, revenue, gross margin, and operating expenses would decline materially relative to 2006.

In addition, as of March 31, 2007, NeoMedia owed $1,015,000 to the former shareholders of 12Snap AG relating to a purchase price guarantee obligation associated with NeoMedia’s acquisitions of 12Snap in February 2006. This amount was paid from the proceeds of the Company’s sale of 12Snap during April 2007 (see Note 3).

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of its marketable assets. Management's plan is to secure adequate funding to bridge the commercialization of its core code-reading business.

NeoMedia plans to attempt to address its working capital deficiency by completing the proposed sales of the Micro Paint Repair and NeoMedia Telecom business units, and continuing to reduce its workforce and overhead expenses in non-critical areas. In addition, NeoMedia will attempt to generate additional revenue and profit from the launch of its core code-reading products and the value optimization of its patent portfolio.

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

During the first quarter of 2006, NeoMedia acquired new subsidiaries 12Snap AG (“12Snap”) of Munich, Sponge Ltd. (“Sponge”) of London, Gavitec AG of Aachen, Germany (“Gavitec”), Mobot, Inc. (“Mobot”) of Lexington, Massachusetts, and BSD Software, Inc. of Calgary, Canada (“BSD”), and wound down its NCIS business unit. As a result, during the year ended December 31, 2006, NeoMedia operated under the following three business units:

•	NeoMedia Mobile (NMM) - encompassing NeoMedia's physical-world-to-internet and mobile marketing technologies and products;

•
NeoMedia Telecom Services (NTS) - encompassing the billing, clearinghouse and information management services of Triton Global Business Services, the operating subsidiary of BSD, acquired in March 2006; and

•	NeoMedia Micro Paint Repair (NMPR) - encompassing the micro paint and auto aftermarket accessories manufactured and distributed by NeoMedia.

During August 2006, NeoMedia announced that it intended to sell its NMPR business. During the fourth quarter of 2006, NeoMedia divested of its Mobot and Sponge subsidiaries. During January 2007, NeoMedia made the strategic decision with respect to its corporate structure in 2007 and beyond, deciding to shed its remaining non-core 12Snap and NTS business units to focus on the area that management believes will deliver the most value - the core code-reading business. During April 2007, NeoMedia sold the 12Snap business.

As a result of the divestitures of Mobot and Sponge, and the proposed divestitures of NMPR and 12 Snap and NeoMedia Telecom Services, beginning in the first quarter of 2007 NeoMedia evaluated its business as one consolidated business, focusing on its core code-reading business and related intellectual property.

For purposes of these financial statements, NeoMedia Micro Paint Repair, NeoMedia Telecom Services, 12Snap, Sponge, and Mobot are considered discontinued operations as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006. NeoMedia Micro Paint Repair, NeoMedia Telecom Services, 12Snap, Sponge, and Mobot qualified as separate operating business units because they (i) engaged in business activities that earned revenues and incurred expenses, (ii) had operating results that were regularly reviewed by decision makers for the purposes of allocating resources to the segment, and (iii) had separate discreet financial information.

NeoMedia is a pioneer in mobile enterprise and marketing technology, bridging the physical and electronic world with innovative direct-to-mobile-Web technology solutions. NeoMedia's flagship qode® service links users to the wireless, electronic world. NeoMedia is headquartered in Fort Myers, Florida, with an office in Aachen, Germany. The qode® suite of easy-to-use, market-driven products and applications is based on a strong foundation of patented technology, comprising the qode® (www.qode.com) platform, qode® reader and qode® window, all of which provide One Click to Content™ connectivity for products, print, packaging and other physical objects to link directly to specific desired content on the mobile Internet.

Reclassifications

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation, most notably, net sales were formerly reported as separate line items “Technology license, service and products,” and “Micro Paint Repair Products and Services.” As a result of the winding down of the former NCIS business unit and the pending sale of the NMPR business unit, revenue from continuing operations now consists of license revenue and is being reported under the caption “Net sales.”

In addition, due to the Company’s decision to sell the Micro Paint Repair business unit, the completed divestitures of Mobot and Sponge during 2006, and the Company’s decision to sell 12Snap and NeoMedia Telecom Services in January 2007, results of operations from each of these units have been reclassified under the caption “Discontinued Operations” for all periods shown on the accompanying condensed consolidated statement of operations, and assets and liabilities relating to these units are combined into the captions “Assets held for sale” and “Liabilities held for sale,” respectively, on the accompanying condensed consolidated balance sheet. Additionally, the statements of cash flows for the three months ended March 31, 2006 have been restated to exclude the cash flows of the discontinued business units.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies were not applicable as of the filing of its last annual report for the year ended December 31, 2006. For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Financial Accounting Standards Board Interpretation No. 48

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense.

Statement of Financial Accounting Standards No. 155

The company adopted Statement of Financial Accounting number 155 “Accounting for Certain Hybrid Financial Instruments” (FAS 155) in the first quarter of 2007. The Company has adopted FAS 155 on an individual instrument basis and is currently applying FAS 155 to certain of it’s debt obligations. The Company will evaluate and determine on a case by case basis whether to apply FAS 155.

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

(5)
Sales taxes represent amounts collected on behalf of specific regulatory agencies that require remittance on a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. In compliance with the Emerging Issues Task Force consensus on issue number 06-03 (EITF 06-03), NeoMedia accounts for sales taxes on a net basis.

3.	ACQUISITIONS

During the three months ended March 31, 2006, NeoMedia completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD. During November 2006, December 2006, and April 2007, NeoMedia divested of a substantial portion of its ownership in Sponge, Mobot, and 12Snap, respectively. NeoMedia is also in the process of attempting to sell its Micro Paint Repair business and Telecom Services business which is comprised of the operations acquired from BSD.

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

Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock that were issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 8, 2006. The merger agreement between NeoMedia and Mobot also contained a provision that, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) were less than $0.3839, NeoMedia would be obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares became saleable and $0.3839.

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

The material terms of the transaction with FMS were as follows:

-	NeoMedia transferred 100% of its ownership interest in Mobot to FMS, and in return received 16,000 shares (18% ownership) of FMS, which will operate the Mobot business;
-	All obligations under the original merger agreement, including the purchase price guarantee obligation, were terminated;
-	NeoMedia contributed $67,000 cash to FMS at closing, and an additional $200,000 on December 27, 2006;
-
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

-
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

-
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

The accompanying condensed consolidated statement of operations presented herein for the three months ended March 31, 2006, contains the results of operations for Mobot for the period from February 18, 2006, through March 31, 2006, under the caption “Loss from discontinued operations.” No results are reflected on the condensed consolidated statement of operations presented herein for the three months ended March 31, 2007, since Mobot was sold prior to the beginning of this period.

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

-	NeoMedia returned 92.5% of NeoMedia’s ownership interest in Sponge, retaining 7.5% ownership of Sponge,
-	NeoMedia relinquished its Board of Directors positions at Sponge,
-	the 33,097,135 shares of NeoMedia common stock that were issued as consideration to acquire Sponge were returned to us and retired;
-	all obligations under the original merger agreement, including the purchase price guarantee obligation, were terminated; and
-	Sponge returned $100,000 cash (net of attorney fees) to NeoMedia at closing and $150,000 cash to NeoMedia on March 7, 2007.

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

The accompanying condensed consolidated statement of operations presented herein for the three months ended March 31, 2006, contains the results of operations for Sponge for the period from February 24, 2006, through March 31, 2006 under the caption “Loss from discontinued operations.” No results are reflected on the condensed consolidated statement of operations presented herein for the three months ended March 31, 2007, since Sponge was sold prior to the beginning of this period.

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

The actual purchase price was based on cash paid, the fair value of NeoMedia stock around the date of the Gavitec acquisition, and direct costs associated with the combination. The final purchase price has been allocated as follows:

(Dollars in
Thousands)
Value of 13,660,511 shares issued at $0.386 per share (1)	$5,273
Cash paid	1,800
Direct costs of acquisition	114
Total Fair Value of Purchase Price	7,187

Assets Purchased:
Cash and cash equivalents	$74
Accounts receivable	173
Inventory	106
Other current assets	53
Property, plant & equipment	15
Intangible assets	3
Capitalized software platform	4,600
Copyrighted materials	50
Goodwill	3,418
Total Assets Purchased	8,492

Less Liabilities Assumed:
Accounts payable	$113
Accrued liabilities	24
Deferred revenue	117
Deferred tax liability	706
Other current liabilities	244
Total Liabilities Assumed	1,204

(1)	- Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in SFAS 141 and EITF 99-12

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

In the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.389, NeoMedia was obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares became saleable and $0.389. On January 23, 2007, NeoMedia entered into an agreement with the former shareholders of Gavitec, whereby this purchase price obligation was to be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007 (subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $481,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007. NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007. Accordingly, as of March 31, 2006, the balance on the accrual was $268,000, representing the remaining interest payments which are to be made during 2007.

The accompanying consolidated statement of operations presented herein for the three months ended March 31, 2007, contains the results of operations for Gavitec for the entire period. The accompanying consolidated statement of operations presented herein for the three months ended March 31, 2006, contains the results of operations for Gavitec for the period from February 24, 2006, through March 31, 2006. Pro-forma results of operations for the three months ended March 31, 2006 are presented at the end of this Note 3.

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

During the first quarter of 2007, NeoMedia initiated an action plan to sell its 12Snap business. During the three months ended March 31, 2007, and the year ended December 31, 2006, NeoMedia recorded impairment charges of $2,467,000 and $18,327,000, respectively, to adjust the carrying value of the 12Snap asset group to the expected net proceeds from the sale of the assets. Prior to the impairment charge, the asset group consisted primarily of goodwill and other intangible assets recorded upon purchase of 12Snap by NeoMedia during the first quarter of 2006. In connection with its decision to sell the 12Snap business in the first quarter of 2007, NeoMedia revised its expected cashflow to reflect the estimated net cash proceeds that the Company anticipates receiving in a sale transaction. The operations of 12Snap are classified as discontinued operations during the three months ended March 31, 2007 and 2006. The criteria for discontinued operations classification were met during the three months ended March 31, 2007. (See Note 4)

Pursuant to the terms of the original purchase agreement, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3956, NeoMedia was obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares became saleable and $0.3956. On February 22, 2007, the shares became eligible for resale under Rule 144. The actual calculated purchase price obligation to NeoMedia based on the volume weighted average closing price of NeoMedia stock for the ten days up to and including February 22, 2007 was $16,233,000. Because the amount of the purchase price guarantee became measurable and highly probable of occurrence beyond a reasonable doubt, as of December 31, 2006, NeoMedia reduced the fair value of the initial stock consideration by the amount of the contingency. During the three months ended March 31, 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of a portion of the purchase price obligation totaling $9,427,000, and made cash payments against the liability totaling $259,000. The balance on the purchase price obligation as of March 31, 2007 was $6,547,000, of which $1,760,000 is presented as liabilities held for sale. During April 2007, NeoMedia made additional cash payments of $75,000 and further reduced the balance through the forgiveness of $1,758,000 of obligation in connection with the sale of 12Snap. The Company is currently negotiating payment terms for the balance of the obligation.

On April 4, 2007, NeoMedia reached an agreement with Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer acquired from NeoMedia 90% of the shares of 12Snap, subject to the following material terms and conditions:

•	$1,100,000 was paid in cash at closing, of which $1,015,000 was applied toward amounts owed to silent partners of 12Snap

•	$500,000 was placed into an escrow account for 90 days to secure warranty claims;

•	The Buyer waived his portion of the purchase price guarantee obligation in the amount of $880,000;

•	The Buyer returned to NeoMedia 2,525,818 NeoMedia shares previously issued to Buyer;

•	12Snap management waived their portion of the purchase price guarantee obligation in the amount of $880,000;

•	12Snap management returned to NeoMedia 5,225,039 shares of NeoMedia common stock previously issued to 12Snap management;

•
NeoMedia will retain a 10% ownership in 12Snap, subject to an option agreement pursuant to which NeoMedia has the right to sell and Buyer has the right to acquire the remaining 10% stake held by NeoMedia for a purchase price of $750,000 after December 31, 2007; and

•
12Snap and NeoMedia will execute a cooperation agreement pursuant to which 12snap will remain NeoMedia preferred partner and enjoy most favored prices, and 12snap will perform certain research and development functions for NeoMedia.

The accompanying condensed consolidated statement of operations presented herein for the three months ended March 31, 2007 reflects the results of operations for 12Snap for the entire period under the caption “Loss from discontinued operations.” The accompanying condensed consolidated statement of operations presented herein for the three months ended March 31, 2006 reflects the results of operations for 12Snap for the period from February 24, 2006, through March 31, 2006 under the caption “Loss from discontinued operations.”

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

During the first quarter of 2007, NeoMedia initiated an action plan to sell this business. The operations of this business are classified as discontinued operations during the three months ended March 31, 2007 and 2006. The criteria for discontinued operations classification were met during the three months ended March 31, 2007. (See Note 4)

The accompanying condensed consolidated statement of operations presented herein for the three months ended March 31, 2007 reflects the results of operations for BSD for the entire period under the caption “Loss from discontinued operations.” The accompanying condensed consolidated statement of operations presented herein for the three months ended March 31, 2006 reflects the results of operations for BSD for the period from March 22, 2006, through March 31, 2006 under the caption “Loss from discontinued operations.”

Pro Forma Financial Information (Unaudited)

Pro-forma results of operations as if NeoMedia was combined with Gavitec as of January 1, 2006 are as follows:
					Loss		Weighted
			Loss		per Share		Average
	Total		from		from		Common
	Net		Continuing		Continuing		Shares
	Sales		Operations		Operations		Outstanding
NeoMedia	$404		($263)		$0.00		527,991,819
Gavitec	122		(239)
Pro forma adjustments	(33)	(A)	110	(A)	$0.00	(A)(B)	67,200,319	(B)
Pro forma combined	$493		($392)		$0.00		595,192,138
_________________

Basis of Presentation: NeoMedia acquired Mobot, Sponge, Gavitec, 12Snap, and BSD during the three months ended March 31, 2006. During November and December 2006, NeoMedia divested of Mobot and Sponge. During April 2007, NeoMedia divested of 12Snap. During the first quarter of 2007, NeoMedia decided to sell its Telecom Services business, comprised of the operations of BSD. Because the results of BSD, 12Snap, Mobot, and Sponge have already been removed from NeoMedia's continuing operations and classified as discontinued operations for the three months ended March 31, 2006, these entities have not been included in the pro forma results shown above. However, the pro forma shares issued as consideration for the acquisitions of Gavitec, 12Snap, and BSD are reflected in the pro forma loss per share and weighted average common shares outstanding. The pro forma shares issued as consideration for the acquisitions of Mobot and Sponge, and NeoMedia shares returned in the sale of Sponge, are not reflected in the pro forma weighted average common shares outstanding, since for pro forma purposes the acquisition and disposal transactions are assumed to have occurred on January 1, 2006. Since the results of Gavitec were included in NeoMedia’s consolidated financial results for the entire three month period ended March 31, 2007, separate pro forma results are not shown above for this period.

(A) - Adjustment is to reflect operations of Gavitec from February 23, 2006 (closing date of acquisition) through March 31, 2006, and to reflect amortization of Gavitec intangible assets for the period January 1, 2006 through February 23, 2006. Results of operations for Gavitec from February 23, 2006 through March 31, 2006 are included in NeoMedia's operations for the three months ended March 31, 2006.

(B) - Adjustment for shares that would have been issued in connection with the acquisitions of Gavitec, 12Snap, and BSD if they had occurred on January 1, 2006. The adjustment between the reported and the pro forma number of weighted average shares outstanding is caused by (i) the weighting of the pro forma shares for the three months ended March 31, 2006, whereas in the reported number the shares were only outstanding from the closing date of each acquisition through March 31, 2006, and (ii) the number of pro forma shares being higher than the actual shares issued due to a lower stock price on the pro forma date of issuance than the actual date of issuance. Using the stock price around January 1, 2006, the pro forma number of shares that would have been issued was:

	Gavitec	12Snap	BSD	Total

Total stock consideration	$5,400,000	$19,500,000	$2,279,263	$27,179,263

Stock price on pro forma acquisition date	$0.290	$0.290	$0.290

Pro forma number of consideration shares	18,620,690	67,241,379	7,859,527	93,721,596

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

Intangible Assets

As of March 31, 2007, NeoMedia had intangible assets used in its continuing operations with original historical cost as follows:
	(US dollars in thousands)
	Gavitec	Other	Total
Proprietary Software	$4,600	$763	$5,363
Copyrighted Materials	58	---	58
Patents	---	4,888	4,888
Total	$4,658	$5,651	$10,309

As of March 31, 2007, accumulated amortization on NeoMedia's intangible assets used in its continuing operations was:
	(US dollars in thousands)
	Gavitec	Other	Total
Proprietary Software	$722	$690	$1,412
Copyrighted Materials	11	---	11
Patents	---	2,124	2,124
Total	$733	$2,814	$3,547

As of March 31, 2007, the carrying value of NeoMedia's intangible assets used in its continuing operations was:
	(US dollars in thousands)
	Gavitec	Other	Total
Proprietary Software	$3,878	$73	$3,951
Copyrighted Materials	47	---	47
Patents	---	2,764	2,764
Total	$3,925	$2,837	$6,762

Estimated future amortization expense on NeoMedia’s intangible assets is expected to be:

	(US dollars in thousands)
	Proprietary Software	Copyrighted Materials	Patents	Total
2007 (remaining 9 months)	$510	$7	$224	$741
2008	662	10	295	967
2009	631	10	284	925
2010	629	10	264	903
2011	629	2	170	801
Thereafter	890	8	1,527	2,425
Total	$3,951	$47	$2,764	$6,762

It is important to note that actual amortization expense could differ materially from the table due to subjective factors such as changes in assumptions of useful lives or impairment charges. The weighted average remaining life for the intangible assets was approximately 9.6 years as of March 31, 2007.

As of March 31, 2007, the following intangible assets relating to discontinued operations were included in “Assets held for sale” on the accompanying consolidated balance sheet:

	(US dollars in thousands)
	12snap	BSD	Micro Paint	Total
Customer Contracts, net	$193	$1,083	$54	$1,330
Proprietary Software, net	2,332	---	7	2,339
Brand Name, net	850	---	---	850
Copyrighted Materials, net	24	108	23	155
Patents, net	---	---	1,318	1,318
Goodwill, net	---	4,402	1,068	5,470
Total	$3,399	$5,593	$2,470	$11,462

Goodwill

As of March 31, 2007, goodwill consisted of $3,418,000 associated with NeoMedia’s acquisition of Gavitec. As of March 31, 2007, NeoMedia also had recorded goodwill in the amount of $1,068,000 and $4,402,000 relating to its Micro Paint Repair and Telecom Services businesses, respectively, that are held for sale. These amounts are included in “Assets held for sale” on the accompanying consolidated balance sheet.

4.	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Micro Paint Repair Business Unit

During August 2006, NeoMedia decided to sell its Micro Paint Repair business unit. The Company is currently in the process of negotiating with potential buyers with respect to the sale.

NeoMedia has analyzed the pertinent facts of the proposed transaction with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria have been met and continue to be met. Accordingly, NeoMedia is reporting the operating results of the MPR business unit as Discontinued Operations, and the assets and liabilities as Held for Sale for all periods presented in this filing. Assets Held for Sale are not depreciated or amortized.

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

12Snap Business

In January 2007, NeoMedia management determined that it would focus on its core code-reading business in North America, the UK, mainland Europe, and China. In conjunction with this direction, the Company decided to sell its 12Snap business unit. On April 4, 2007, NeoMedia completed the sale of 12Snap. NeoMedia has analyzed the pertinent facts of the proposed transaction with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria were met as of March 31, 2007 and continue to be met. Accordingly, NeoMedia is reporting the operating results of the 12Snap business unit as Discontinued Operations, and the assets and liabilities as Held for Sale for all periods presented in this filing. Assets Held for Sale are not depreciated or amortized. The disposal transaction will be reflected in NeoMedia’s financial statements for its fiscal quarter ended June 30, 2007.

Telecom Services Business

In connection with its January 2007 decision to focus on its core code-reading business, the Company also decided to sell the NeoMedia Telecom Services business unit. NeoMedia has analyzed the pertinent facts of the proposed transaction with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria were met as of March 31, 2007 and continue to be met. Accordingly, NeoMedia is reporting the operating results of the NeoMedia Telecom Services business unit as Discontinued Operations, and the assets and liabilities as Held for Sale for all periods presented in this filing. Assets Held for Sale are not depreciated or amortized.

The operating results of the Micro Paint Repair, Sponge, Mobot, 12Snap, and Telecom Services businesses classified as discontinued operations are shown in the following table. These results include a gain on extinguishment of debt realized by Telecom Services in the amount of $257,000, and an impairment charge to reduce 12Snap assets to their fair market value in the amount of $2,467,000 in the three months ended March 31, 2007. There is not any tax expense or benefit to report due to NeoMedia’s net operating loss carry forward tax position.

	Three months ended March 31, 2007
	Micro	Telecom
	Paint Repair	Services	12Snap	Mobot		Sponge		Total

Net Sales	$326	$302	$2,621	$	----	$	---	$3,249

Loss from discontinued operations	$(591)	$(3)	$(1,954)		$(11)		$(15)	$(2,574)

	Three months ended March 31, 2006
	Micro	Telecom
	Paint Repair	Services	12Snap	Mobot	Sponge	Total

Net Sales	$377	$27	$896	$57	$291	$1,648

Loss from discontinued operations	$(451)	$(429)	$(56)	$(282)	$49	$(1,169)

The assets and liabilities of the Micro Paint Repair, 12Snap, and Telecom Services businesses classified as held for sale are shown in the following table. There are no assets or liabilities associated with the Sponge or Mobot subsidiaries as of the balance sheet dates of March 31, 2007 or 2006.

	As of March 31, 2007
	Micro	Telecom
	Paint Repair	Services	12Snap	Total
ASSETS
Current assets:
Cash & Cash Equivalents	$68	$14	$824	$906
Trade Accounts Receivable, net	223	1,727	820	2,770
Inventory	236	---	---	236
Prepaid expenses and other current assets	49	12	380	441
Total Current Assets	576	1,753	2,024	4,353

Leasehold improvements and property and equipment, net	139	40	180	359
Goodwill and other intangible assets, net	2,470	5,593	3,399	11,462

Total Assets Held for Sale	$3,185	$7,386	$5,603	$16,174

LIABILITIES
Current Liabilities:
Accounts Payable	$88	$1,656	$525	$2,269
Accrued expenses	24	4	2,099	2,127
Taxes Payable	10	1,023	---	1,033
Deferred revenue & Other	329	69	1,584	1,982
Total Liabilities Held for Sale	$451	$2,752	$4,208	$7,411

	As of December 31, 2006
	Micro	Telecom
	Paint Repair	Services	12Snap	Total
ASSETS
Current assets:
Cash & cash equivalents	$81	$72	$721	$874
Trade accounts receivable, net	196	1,577	1,842	3,615
Inventory	154	---	---	154
Investment in marketable securities	---	---	---	---
Prepaid expenses and other current assets	36	12	407	455
Total Current Assets	467	1,661	2,970	5,098

Leasehold improvements and property and equipment, net	135	48	200	383
Goodwill and other intangible assets, net	2,470	5,593	5,876	13,939
Other long term assets	---	---	---	---

Total Assets Held for Sale	$3,072	$7,302	$9,046	$19,420

LIABILITIES
Current Liabilities:
Accounts payable	$25	$1,854	$640	$2,519
Accrued expenses	22	6	2,144	2,172
Taxes payable	8	1,037	---	1,045
Deferred revenue & other	352	73	4,096	4,521
Total Liabilities Held for Sale	$407	$2,970	$6,880	$10,257

Inventory included in assets held for sale is as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$130	$90
Work-in-process	---	---
Finished goods	106	64
Total	$236	$154

Results of operations for all discontinued business units are included in the line item entitled “Loss from discontinued operations” on the accompanying consolidated statement of operations for all periods presented. Balance sheet items for all discontinued business units are included in the line items entitled “Assets held for sale” and “Liabilities held for sale” on the accompanying consolidated balance sheet for all periods presented. As a result, pro forma results of operations as if the sale of each entity had occurred at the beginning of the period reported, and pro forma balance sheets as if the sale of each entity had occurred at the balance sheet dates presented, are not shown separately in this footnote.

As of March 31, 2007, NeoMedia also had recorded goodwill in the amount of $1,068,000 and $4,402,000 relating to its Micro Paint Repair and Telecom Services businesses, respectively, that are held for sale. These amounts are included in “Assets held for sale” on the accompanying consolidated balance sheet.

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

At any time from the closing date until February 17, 2009, the Purchaser has the right to convert the preferred stock, in whole or in part, into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: The lower of $0.50 per share, or 97% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

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

Under the Series C Agreement, the Purchaser also received “A” warrants, “B” warrants and “C” warrants to purchase 20,000,000, 25,000,000, and 30,000,000 shares of NeoMedia’s common stock, respectively, exercisable in three separate traunches at a price of $0.50, $0.40 and $0.35, respectively, per share, subject to adjustment, included under anti-dilution protection similar to that described above. As an inducement to enter into subsequent financing arrangements related to Cornell Debentures, the warrants were repriced on December 29, 2006 to $0.04 per share, subject to all the original terms and conditions of the respective warrant agreements. The Company recorded an additional warrant liability of $250,000 related to the repricing. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Cornell Capital Partners contain a provision that, if at the time of exercise, NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on February 17, 2006, in connection with the Series C convertible preferred stock, which called for a registration statement containing the shares underlying the Series C convertible preferred stock to be filed by June 1, 2006 and declared effective by December 1, 2006. Such a default of the Investor Registration Rights Agreement constitutes an event of default under the warrant agreements issued in connection with the Series C convertible preferred stock. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis 75,000,000 of the warrants they hold that were issued in connection with the Series C convertible preferred stock.

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

•	The full fair value of the Series C convertible preferred stock is now callable in the amount of $21,657,000;

•	The warrants can be exercised on a cashless basis as described above;

•	The requirement for the Purchaser to maintain an ownership interest in NeoMedia of less than 4.99% is waived;

•	NeoMedia is responsible for liquidated damages as described above.

In addition, the accounting for the Series C convertible preferred stock reflects certain specific accounting rules and regulations that are applicable under the default provision:

•
Prior to the default, NeoMedia was accreting dividends on the Series C convertible preferred stock, using the effective interest method, through periodic charges to additional paid in capital. Due to the default status, NeoMedia accreted dividends to the full fair value of the Series C convertible preferred stock during the fourth quarter of 2006.

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
____________________

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

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $21,657,000 at March 31, 2007. The face value of Series C convertible preferred stock at March 31, 2007 was also $21,657,000 as the instrument was written up to full fair value during the fourth quarter of 2006 due to NeoMedia’s current default position. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair value. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of derivative financial instruments related to the Series C convertible preferred stock on the Company’s balance sheet at March 31, 2007:

(Assets) Liabilities:	March 31, 2007
Common stock warrants	$2,700,000
Embedded conversion feature	2,908,000
Other warrants (1)	782,000
$6,390,000
____________________
(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $14,331,000, $977,000 and $782,000 on February 17, 2006, December 31, 2006, and March 31, 2007, respectively. The decrease in fair value of these other derivative financial instruments resulted from a decrease in NeoMedia’s share price between February 17, 2006, December 31, 2006, and March 31, 2007. The change in fair value is reported as “Gain on derivative financial instruments” on the condensed consolidated statement of operations during each period. These warrants will be reclassified to stockholders’ equity when the Company reacquires the ability to share-settle the instruments.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are convertible or exercisable into at March 31, 2007:

Shares of common stock
Common stock warrants	75,000,000
Embedded conversion feature (1)	607,422,165
Other warrants	33,325,000
715,747,165
____________________
(1)
The terms of the embedded conversion features in the Series C convertible preferred stock provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of March 31, 2007 was calculated as the face value of $21,622,000 plus assumed dividends of $1,946,000 if declared, divided by 97% of the lowest closing bid price for the 30 trading days preceding March 31, 2007, which was $0.04 per share.

As of March 31, 2007 cumulative dividends earned but not declared in excess of the carrying value are $1,946,000.

Derivative income associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $2,828,000 and $4,768,000 during the three months ended March 31, 2007 and 2006, respectively. These amounts are reported as “Gain on derivative financial instruments” in the accompanying condensed consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing and those reclassified as described above are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2007 are as follows:

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Cornell		Cornell
	Capital		Capital
Holder	Partners	Other	Partners	Other
Instrument	Warrants	Warrants	Warrants	Warrants
Exercise price	$0.04	$0.01 - $3.45	$0.35 - $0.50	$0.01 - $3.45
Term (years)	3.88	0.2 - 3.88	4.88	1.0 - 4.88
Volatility	107.81%-131.04%	115.73%-131.04%	70.80%	52.56% -70.80%
Risk-free rate	4.54%	4.54%	3.65%	3.65%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:
	Three months ended March 31,
Instrument	2007	2006
Conversion prices	$0.04	$0.95 - $1.29
Remaining terms (years)	1.88	2.88
Equivalent volatility	117.69%-119.64%	52.56% - 56.47%
Equivalent interest-risk adjusted rate	4.54% - 14.26%	8.17% - 8.58%
Equivalent credit-risk adjusted yield rate	62.50%	14.50%

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

Under the Agreement, the Purchaser also received “A” warrants, “B” warrants, “C” warrants and “D” warrants to purchase an aggregate of up to 175,000,000 shares of common stock, exercisable in four separate traunches at a price of $0.15, $0.25, $0.20 and $0.05 respectively per share, subject to adjustment, included under anti-dilution protection similar to that described above. As an inducement to enter into a subsequent financing arrangement with the Purchaser, the warrants were repriced on December 29, 2006 to $0.04 per share, subject to all the original terms and conditions of the respective warrant agreements. The Company recorded an additional warrant liability of $452,000 related to this repricing. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Cornell Capital Partners contain a provision that, if at the time of exercise, NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on August 24, 2006, in connection with the secured convertible debenture, which called for a registration statement containing the shares underlying the secured convertible debenture to be declared effective by November 22, 2006. Such a default of the Investor Registration Rights Agreement constitutes an event of default under the warrant agreements issued in connection with the secured convertible debenture. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis 175,000,000 of the warrants they hold that were issued in connection with the secured convertible debenture.

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

•
Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely. NeoMedia is currently in default of this provision;

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

•	Pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell’s consent NeoMedia cannot

-	issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

-
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

-	enter into any security instrument granting the holder a security interest in any of its assets of, or

-	file any registration statements on Form S-8.

•	Pursuant to a security agreement between NeoMedia and the Purchaser signed in connection with the convertible debenture, the Purchaser has a security interest in all of NeoMedia’s assets.

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

•
NeoMedia is responsible for liquidated damages; NeoMedia has accrued $999,000 as the expected fair value of liquidated damages relating to the secured convertible debenture as of March 31, 2007, and paid $490,000 of the accrued liquidated damages as of March 31, 2007;

•	The requirement for the Purchaser to maintain an ownership interest in NeoMedia of less than 4.99% is terminated;

The accounting for the secured convertible debenture reflects certain specific accounting rules and regulations that are applicable under the default provision:

•
Prior to the default, NeoMedia was accreting the debt discount on the secured convertible debenture, using the effective interest method, through periodic charges to interest expense. Due to the default status, during the fourth quarter of NeoMedia accreted debt discount to the full fair value of the secured convertible debenture.

•	The secured convertible debenture is reported as debt in the current liabilities section of the balance sheet rather than long term because the debenture is callable as demand debt due to the default.

At the inception date of August 24, 2006, a summary of the allocation of the components of the transaction was as follows:

Instrument:
Convertible debenture (1)	$	---
Common stock warrants (2)		18,507,000
Embedded conversion feature		970,000
Derivative loss		(14,477,000)
Total gross proceeds		$5,000,000
____________________
(1)
There were insufficient proceeds to allocate amounts to the host debentures. Accordingly, for purposes of application of the effective interest method, the company applied the 1% convention which provides for recognition of 1% of the future value as amortization in the first period.

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

Due to NeoMedia’s current default position, during the fourth quarter of 2006 the debenture was written up to the full face value of $5,000,000, which was also the carrying value of the convertible debenture as of March 31, 2007. Derivative financial instruments arising from the issuance of convertible debentures are initially recorded, and continuously carried, at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met. The following tabular presentation reflects the components of the derivative financial instruments related to this convertible debenture:

(Assets) Liabilities:	March 31, 2007
Common stock warrants	$7,207,000
Embedded conversion feature	2,528,000
$9,735,000

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are convertible into at March 31, 2007:

Shares of common stock
Common stock warrants	175,000,000
Embedded conversion feature (1)	138,888,889
313,888,889
____________________
(1)
The terms of the embedded conversion features in the convertible debenture provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of March 31, 2007 was calculated as the face value of $5,000,000, divided by 90% of the lowest closing bid price for the 30 trading days preceding March 31, 2007.

Derivative income for the three months ended March 31, 2007 and 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $2,206,000 and $0, respectively, and is reported as “Gain on derivative financial instruments” in the accompanying consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2007 are as follows:

Holder	Cornell Capital Partners
Instrument	Warrants
Exercise price	$0.04 - $0.05
Remaining Term (years)	4.4
Volatility	158.45%
Risk-free rate	4.54%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument:	Features
Conversion prices	$0.036
Remaining terms (years)	1.4
Equivalent volatility	116.93%
Equivalent interest-risk adjusted rate	12.11%
Equivalent credit-risk adjusted yield rate	34.23%

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

The Debentures are secured according to the terms of a pledge and security agreement dated August 23, 2006 and entered into in connection with a previous $5 million secured convertible debenture with the Purchaser, pursuant to which the Company agreed to provide to Purchaser a security interest in its assets to secure the Company's obligations under the financing transaction.

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

•	Pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell’s consent NeoMedia cannot

-	issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

-
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

-	enter into any security instrument granting the holder a security interest in any of its assets of, or

-	file any registration statements on Form S-8.

•	In addition, pursuant to a security agreement between NeoMedia and the Purchaser signed in connection with the convertible debenture, the Purchaser has a security interest in all of NeoMedia’s assets.

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

The accounting for the secured convertible debenture reflects certain specific accounting rules and regulations that are applicable under the default provision:

•
NeoMedia incurred a charge to income from continuing operations at the time of the issuance of this secured convertible debenture to recognize the liability of the debenture at redemption value by fully writing off the debt discount.

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
____________________
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

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed March 31, 2007:

Shares of common stock
Common stock warrants	42,000,000
Embedded conversion feature (1)	69,444,444
111,444,444

(1)
The terms of the embedded conversion features in the convertible debenture provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of March 31, 2007 was calculated as the face value of $2,500,000, divided by 90% of the lowest closing bid price for the 30 trading days preceding March 31, 2007.

Derivative loss for the three months ended March 31, 2007 and 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $101,000 and $0, respectively, and is reported as “Gain on embedded conversion features of derivative financial instruments” in the accompanying consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2007 are as follows:

Holder	Cornell Capital Partners
Instrument	Warrants
Exercise price	$0.06
Remaining Term (years)	4.75
Volatility	158.45%
Risk-free rate	4.54%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument:	Features
Conversion prices	$0.036
Remaining terms (years)	1.75
Equivalent volatility	118.76%
Equivalent interest-risk adjusted rate	13.83%
Equivalent credit-risk adjusted yield rate	35.08%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

$7.5 Million Secured Convertible Debenture - March 2007

The Company entered into a Securities Purchase Agreement, dated March 27, 2007, (the “Agreement”) with Cornell Capital Partners LP, an accredited investor (the “Purchaser”). Pursuant to the Agreement, the Purchaser agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7,459,000. NeoMedia received cash proceeds from the transaction of $5,000,000, net of $781,000 fees paid to the Purchaser, and $1,678,000 payment of accrued interest and liquidated damages related to previous financings with Purchaser. The Agreement also provided for the issuance to the Purchaser, at no additional cost to the Purchaser, warrants to purchase shares of the Company's common stock. In connection with the Agreement, the Company also entered into a registration rights agreement with the Purchaser that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receipt of a request for filing from the Purchaser, (ii) achieve effectiveness within 120 days of receipt of a request for filing from the Purchaser, and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidated damages amounting to 2% of the principal per month, but in no event shall consideration paid as liquidated damages exceed $1,790,000.

The Debentures are secured according to the terms of a pledge and security agreement dated August 24, 2006 and entered into in connection with a previous $5 million secured convertible debenture with the Purchaser, pursuant to which the Company agreed to provide to Purchaser a security interest in its assets to secure the Company's obligations under the financing transaction. The Debentures are additionally secured by a patent security agreement entered into on March 27, 2007.

At any time from the closing date until March 27, 2009, the Purchaser has the right to convert the convertible debenture into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

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

Under the terms of the agreement, the Purchaser also received warrants to purchase an aggregate of up to 125,000,000 shares of common stock. The warrants are exercisable at a price of $0.04 per share, subject to adjustment, included under anti-dilution protection similar to that described above. The warrants have a five-year contractual life. The warrants do not contain a forced exercise attribute similar to previously issued warrants. It is important to note that the warrants contain a provision that, if at the time of exercise, NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on March 27, 2007, due to a pre-existing default on its previous financing arrangements with the Buyer. Such a default of the Investor Registration Rights Agreement constitutes an event of default under the warrant agreements issued in connection with the secured convertible debenture. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis the 125,000,000 of warrants they hold that were issued in connection with the secured convertible debenture.

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

•	Pursuant to the terms of the convertible debenture agreement between NeoMedia and Cornell signed in connection with the convertible debenture sale, without Cornell’s consent NeoMedia cannot

-	issue or sell any shares of Common Stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

-
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

-	enter into any security instrument granting the holder a security interest in any of its assets of, or

-	file any registration statements on Form S-8.

•	In addition, pursuant to a security agreement between NeoMedia and the Purchaser signed in connection with the convertible debenture, the Purchaser has a security interest in all of NeoMedia’s assets.

NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on March 27, 2007, in connection with the secured convertible debenture, because the registration statement to register the shares underlying the secured convertible debenture issued on August 24, 2006 was not declared effective by the specified date. Due to the current default status, the Purchaser has certain material additional rights in this financing arrangement that did not previously exist. Specifically,

•	The full fair value of the secured convertible debenture is now callable in the amount of $7,459,000;

•	The warrants can be exercised on a cashless basis as described above;

•	NeoMedia is responsible for liquidated damages of 2% of the principal per month up to a maximum of $1,790,000;

•	The requirement for the Purchaser to maintain an ownership interest in NeoMedia of less than 5% is terminated;

The accounting for the secured convertible debenture reflects certain specific accounting rules and regulations that are applicable under the default provision:

•
NeoMedia incurred a charge to income from continuing operations at the time of the issuance of this secured convertible debenture to recognize the liability of the debenture at redemption value by fully writing off the debt discount.

•
The secured convertible debenture is reported as debt in the current liabilities section of the balance sheet rather than long term, because the debenture is callable as demand debt due to the default.

At the inception date of March 27, 2007, a summary of the allocation of the components of the transaction is as follows:

Instrument:
Convertible debenture	$10,836,000
Common stock warrants (1)	5,638,000
Payment of liquidating damages (2)	(1,312,000)
Payment of interest due(3)	(366,000)
Derivative loss	(9,015,000)
Interest expense(4)	(781,000)
Total gross proceeds	$5,000,000
____________________
(1)	The Company issued warrants to purchase aggregate 125,000,000 shares of common stock in connection with the convertible debenture, as described above.
(2)
Liquidating damages arising from the February 2006 preferred financing arrangement and the August 2006 debenture financing arrangement were paid from the proceeds of this debenture arrangement in the amount of $1,312,000.

(3)	Interest payments of $366,000 toward the August 2006 and December 2006 debenture financings were made from the proceeds of this debenture arrangement.
(4)	Due to the default status, the financing costs of $781,000 were expensed to interest expense.

The Company evaluated the terms and features of the common stock and warrants under FAS 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. During the evaluation, the Company determined (i) the hybrid debt instrument embodied certain derivative features that were not clearly and closely related to the host debt instrument and, (ii) the warrants did not meet all of the established criteria for equity classification. Additionally, the secured convertible debenture extended a right to the holder to accelerate repayment of the debt (default put) and contains cash penalties upon the occurrence of certain contingent events. In order for contingently exercisable call and puts to be considered clearly and closely related, they can be indexed only to interest rates or credit risk, not another factor that does not possess the same risk as debt. Since the default put is indexed to other than interest rates or credit risk and it may be triggered upon events that are not within our control, is not deemed to be clearly and closely related to the host debt instrument. The warrants did not meet all of the established criteria for equity classification provided in EITF 00-19.

The Company evaluates each financing arrangement for the applicability of FAS 155 on a case by case basis. The Company applied FAS 155 to the March 2007 $7.5 million debenture financing arrangement.

The above instruments are being carried at their respective fair values with the changes in the fair value of the secured convertible debenture and related derivatives recorded in the statement of operations.

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed March 31, 2007:

Shares of common stock
Common stock warrants	125,000,000
Embedded conversion feature (1)	206,668,080
331,668,080

(1)
The terms of the embedded conversion features in the convertible debenture provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of March 31, 2007 was calculated as the face value of $7,459,000, divided by 90% of the lowest closing bid price for the 30 trading days preceding March 31, 2007.

Derivative loss for the three months ended March 31, 2007 and 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $8,640,000 and $0, respectively, and is reported as “Gain on embedded conversion features of derivative financial instruments” in the accompanying consolidated statement of operations.

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that arose from the financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2007 are as follows:

Holder	Cornell Capital Partners
Instrument	Warrants
Exercise price	$0.04
Remaining Term (years)	5.00
Volatility	158.45%
Risk-free rate	4.54%

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

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Instrument:	Features
Conversion prices	$0.036
Remaining terms (years)	2.00
Equivalent volatility	123.41%-123.49%
Equivalent interest-risk adjusted rate	9.31%-9.32%
Equivalent credit-risk adjusted yield rate	16.63%-16.66%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

The fair value of derivative financial instruments recorded as of March 31, 2007 (unaudited) and December 31, 2006 respectively was:

Warrants and embedded conversion features in preferred stock	$6,390	$9,217
Warrants and embedded conversion features in debentures	18,634	15,679
Fair value of future payment obligation	620	564
Special preference stock of Mobot	305	359
Total derivative financial instruments	$25,949	$25,819

Standby Equity Distribution Agreements with Cornell

On October 27, 2003, NeoMedia and Cornell Capital Partners (“Cornell”) entered into a $20 million Standby Equity Distribution Agreement (the “2003 SEDA”). The agreement provided for a maximum “draw” of $280,000 per week, not to exceed $840,000 in any 30-day period, and Cornell was obligated to purchase up to $20 million of the Company’s common stock over a two-year period. The SEDA became effective during January 2004, and expired after a two-year term in January 2006. During the three months ended March 31, 2007 and 2006, NeoMedia sold shares of its common stock to Cornell pursuant to the 2003 SEDA as follows:

	Three Months Ended March 31,
	2007		2006
Number of shares sold to Cornell		---	751,880

Gross Proceeds from sale of shares to Cornell	$	---	$234,000
Less: discounts and fees*		---	(24,000)
Net Proceeds from sale of shares to Cornell	$	---	$210,000

* Pursuant to the terms of the 2003 SEDA, stock was valued at 98% of the lowest closing bid price during the week it was sold.

6.	INVESTMENT IN MARKETABLE SECURITIES AND OTHER LONG-TERM ASSETS

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc (“PUPS”) restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C convertible preferred stock, NeoMedia received marketable securities with a fair value of $579,000, of which, $200,000 represented 20,000,000 shares of PUPS common stock and $379,000 in notes designated as held to maturity. PUPS is a franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS is being recorded as available-for-sale securities and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the condensed consolidated statement of operations and comprehensive income (loss). Investment in marketable securities consist of the fair market value of the PUPS common stock of $31,000 as of March 31, 2007.

Other long term assets and investments consist of the following as of March 31, 2007:

	As of March 31, 2007
	Cost	Unrealized Holding Gains (Losses)		Impairment Amount Realized	Carrying Value
Held to maturity, notes receivable PUPS	$379,000	$	---	($379,000)	$	---
Investment in Mobot	1,926,000		---	---		1,926,000
Investment in Sponge	1,399,000		---	---		1,399,000
Total	$3,704,000	$	---	($379,000)		$3,325,000

Held to maturity securities consist of four notes receivable from PUPS with a face value of $1,611,000 and a fair value of $0. NeoMedia incurred an impairment charge in the fourth quarter of 2006 to reduce the carrying value of the notes receivable to their expected realizable value. The notes are delinquent and accrue interest at rates between 12 - 24%. NeoMedia has not recorded any interest since the Company is using the cost recovery method.

Investment in Mobot consists of shares of FMS Group, representing NeoMedia’s 18% ownership of FMS Group, which currently operates the Mobot business.

Investment in Sponge consists of shares of Sponge, representing NeoMedia’s 7.5% ownership of Sponge.

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

It is not practicable to estimate the fair value of the Company’s investment of 250,000 shares of preferred stock of Intactis Software, Inc., because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. During 2005, NeoMedia recorded an impairment of the carrying value of its investment in Intactis of $250,000, reducing the net carrying value to $0.

For all available-for-sale investment securities, the carrying values represent fair value of the securities and unrealized gain (losses) that are other than temporary are recognized as other comprehensive income (loss). NeoMedia does not hold these securities for speculative or trading purposes (See Note 6).

8.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2007 and 2006, the Company reported net loss per share, and as such basic and diluted loss per share were equivalent. The Company has excluded all outstanding stock options, warrants and convertible securities from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

	Three Months Ended March 31,
	2007	2006
Outstanding stock options	106,978,761	124,005,799
Outstanding warrants	441,325,000	108,325,000
Series C Convertible Preferred Stock*	607,422,165	66,707,095
Convertible Debt*	415,001,413	---

*Quantity of shares indexed to financing agreements.

9.	STOCK BASED COMPENSATION

Equity-based Compensation Plans

Effective March 27, 1998, NeoMedia adopted the 1998 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 8,000,000 shares of NeoMedia's common stock. The stock option committee of the Board of Directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant. Options generally vest 20% upon grant and 20% per year thereafter. The options expire ten years from the date of grant. As of March 31, 2007, options to purchase 145,450 shares of common stock remained available for issuance under the 1998 Stock Option Plan.

Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan. The 2002 Stock Option Plan provides for authority for the stock option committee of the Board of Directors to grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of March 31, 2007, options to purchase 20,000 shares of common stock remained available for issuance under the 2002 Stock Option Plan.

Effective September 24, 2003, NeoMedia adopted its 2003 Stock Option Plan. The 2003 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 150,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of March 31, 2007, options to purchase 106,957,765 shares of common stock remained available for issuance under the 2003 Stock Option Plan.

Effective December 16, 2005, NeoMedia adopted its 2005 Stock Option Plan. The 2005 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 60,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of March 31, 2007, NeoMedia has not registered the 60,000,000 shares underlying the options in the 2005 Stock Option Plan, and as a result options to purchase all 60,000,000 shares of common stock remained available for issuance under the 2005 Stock Option Plan.

Effective October 31, 2003, NeoMedia adopted the 2003 Stock Incentive Plan. Under the terms of the 2003 Stock Incentive Plan, NeoMedia has set aside up to 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. As of March 31, 2007, 1,632,815 shares of common stock remained available for issuance under the 2003 Stock Incentive Plan.

Stock Option Repricing - February 2007

On February 1, 2007, NeoMedia instituted a stock option repricing plan as a retention tool to align its employees with the new vision of NeoMedia. Under the Plan, NeoMedia repriced 50,148,750 stock options held by current employees, contractors, and directors.

Options for employees of NeoMedia’s ongoing operations were repriced as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that are scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon grant and 25% on each subsequent anniversary date.
The Company also repriced options for outside directors as follows: options with an exercise price below $0.24 were repriced to $0.045, and options with an exercise price $0.24 or higher were repriced to $0.075.

In addition, the Company repriced options held by employees of its held for sale Micro Paint repair and Telecom Services businesses, such that all vested options were repriced to $0.045 per share, and all unvested options will vest upon sale of the respective business unit at an exercise price of $0.075 per share, with a 12-month period to exercise.

NeoMedia accounted for the repricing of stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123(R)”). NeoMedia calculated the fair value of the modified and the repriced options using the original terms and the modified terms as of the repricing date, and recorded the incremental cost of the modified option over the original option as additional compensation cost. Costs related to fully vested options including accelerated vesting were expensed immediately and the costs related to unvested stock options will be recognized over the remaining vesting period of the option. Unrecognized compensation expense relating to the original option grant will continue to be recognized as if the repricing had not occurred.

In connection with the option repricing, NeoMedia recognized additional stock based compensation expense as follows:

	Three months ended
	March 31,
	2007	2006
Stock option repricing expense allocated to:	(in thousands)
Sales and marketing expense	$110	$	---
General and administrative expense	115		---
Research and development expense	64		---
Total stock option repricing expense included in continuing operations	289		---
Plus: stock option repricing expense included in discontinued operations	355		---
Total stock option repricing expense reflected in net loss	$644	$	---

The weighted-average grant-date fair value of options repriced on February 1, 2007, using the options’ modified terms, was $0.03. As of March 31, 2007, there was $474,000 of total unrecognized compensation cost related to nonvested options repriced on February 1, 2007. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Stock Incentive Plan

Under the shareholder-approved 2003 Stock Incentive Plan, NeoMedia has set aside up to 30,000,000 shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. During the three months ended March 31, 2007 and 2006, NeoMedia issued shares from the 2003 Stock Incentive Plan as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Shares issued under 2003 Stock Incentive Plan	92,593	52,632

Aggregate grant date fair value of shares issued	$5,000	$16,000

Expense recognized	$5,000	$16,000

Adoption of FASB Statement No. 123

Prior to January 1, 2006, NeoMedia accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement 123(R). No stock-based employee compensation cost was recognized in the statement of operations for the fiscal years or interim periods ended prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, NeoMedia adopted the fair value recognition provisions of Statement 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods were not restated.

Total stock based compensation recognized during three month periods ended March 31, 2007 and 2006, inclusive of expense associated with the option repricing and stock incentive plan described above, was:

	Three months ended
	March 31,
	2007	2006
Stock based compensation allocated to:	(in thousands)
Sales and marketing expense	$345	$429
General and administrative expense	388	350
Research and development expense	157	129
Total stock based compensation included in continuing operations	890	908
Plus: stock based compensation included in discontinued operations	538	621
Total stock based compensation expense reflected in net loss	$1,428	$1,529

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

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.25 and $0.11, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $33,000 and $156,000, respectively. Total cash received from options exercised was $9,000 and $131,000, respectively, for the three months ended March 31, 2007 and 2006. As of March 31, 2007, there was $4,877,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

NeoMedia used the following assumptions for grants during the three months ended March 31, 2007 and 2006:

	Three Months ended March 31,
	2007	2006
Volatility	115.05%	56.00%
Expected dividends	---	---
Expected term (in years)	3	3
Risk-free rate	4.35%	4.35%

Subsequent Stock Based Compensation Events

On April 12, 2007, NeoMedia entered into an agreement with Thornhill Capital LLC (“Thornhill”), an independent consultant, pursuant to which NeoMedia agreed to reprice up to 10,000,000 warrants held by Thornhill upon achievement of certain performance conditions. Upon signing of the agreement, which calls for the termination of any obligations due from NeoMedia to Thornhill under the terms of a previous consulting agreement between the parties and Thornhill’s commitment to assist with the development of the China market for NeoMedia’s technology products, 2,000,000 warrants were repriced from $0.227 to $0.048, 1,000,000 warrants were repriced from $0.11 to $0.048, and 500,000 warrants were repriced from $0.11 to $0.048. In addition, the following warrants could be subject to future repricing if certain milestones are met: (i) 2,000,000 warrants will be repriced from $0.227 to $0.048 upon execution of a contract outlining mutually agreed payment terms for amounts owed to NeoMedia by Automart, a customer of NeoMedia’s Micro Paint Repair business unit, (ii) 3,500,000 warrants will be repriced from $0.328 to $0.048 upon receipt of payment by NeoMedia from Automart, (iii) 500,000 warrants will be repriced from $0.11 to $0.048 on October 12, 2007 if Thornhill is still assisting with the development of the China market, and (iv) 500,000 warrants will be repriced from $0.11 to $0.048 on April 12, 2008 if Thornhill is still assisting with the development of the China market.

On April 12, 2007, NeoMedia entered into an agreement with two independent consultants, pursuant to which NeoMedia issued 830,000 fully vested shares of common stock from its 2003 Stock Incentive Plan in exchange for Edgar consulting, printing, and filing services to be performed over the next two years.

10.	SEGMENT REPORTING

As of March 31, 2007, NeoMedia was structured and evaluated by its Board of Directors and management as one operating unit, comprised of the Company’s core code-reading technology and related intellectual property. NeoMedia is headquartered in Ft. Myers, Florida, and operates principally in the United States, and in Europe through its office in Aachen, Germany.

Following its acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD during the first quarter of 2006, NeoMedia operated as three business segments: NeoMedia Mobile, NeoMedia Micro Paint Repair, and NeoMedia Telecom Services. During August 2006, NeoMedia made the strategic decision to sell the Micro Paint Repair business. During November and December 2006, NeoMedia sold Mobot and Sponge. During the first quarter of 2007, NeoMedia decided to sell 12Snap and Telecom Services, and re-focus its resources on its core code-reading business. As a result of the re-focus, NeoMedia is evaluated as, and will report as, one operating segment during 2007.

Consolidated net sales and net loss from continuing operations for the three month periods ended March 31, 2007 and 2006, and identifiable assets as of March 31, 2007 by geographic area were as follows:

	(dollars in thousands)
	Three Months Ended
	March 31,
	2007	2006
Net Sales:
United States	$176	$166
Germany	223	33
Total	$399	199

Net Loss from Continuing Operations:
United States	($8,780)	($29)
Germany	(145)	($119)
Total	($8,925)	($148)

Identifiable Assets
United States (1)	$13,072
Germany	4,433
Total	$17,505
_______________________

(1)
Segment reporting excludes Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Services business units which are classified as discontinued operations during the three months ended March 31, 2007 and 2006, and the related assets and liabilities held for sale.

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.

During August 2006, NeoMedia announced that it was selling its NMPR business. During the fourth quarter of 2006, NeoMedia divested of its Mobot and Sponge subsidiaries. During January 2007, NeoMedia made the strategic decision with respect to its corporate structure in 2007 and beyond, deciding to shed its remaining non-core 12Snap and NTS business units to focus on the area that management believes will deliver the most value - the core code-reading business. During April 2007, NeoMedia sold the 12Snap business.

As a result of the divestitures of 12Snap, Mobot and Sponge, and the proposed divestitures of NMPR and NeoMedia Telecom Services, beginning in the first quarter of 2007 NeoMedia evaluated its business as one consolidated business, focusing on its core code-reading business and related intellectual property. Results of these operations are included in discontinued operations in the financial statements presented herein. Since all results from continuing operations are included in one business segment, NeoMedia is not presenting continuing operations by segment for the periods presented herein.

11.	INVENTORY

Inventories for continuing operations, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2007 (unaudited) and December 31, 2006:

	March 31, 2007		December 31, 2006
Raw materials	$	---	$	---
Work-in-process		---		---
Finished goods		123		80
Total		$123		$80

12.	ACCRUED LIABILITIES

Accrued liabilities for continuing operations consist of the following as of March 31, 2007 (unaudited) and December 31, 2006:

	March 31, 2007	December 31, 2006
Accruals related to silent partner agreements	$268	$213
Accrued legal and accounting costs	455	179
Accruals for disputed services	794	794
Accrued operating expenses	666	728
Payroll related accruals	9	9
Accrued liquidated damages	1,075	2,093
Total	$3,267	$4,016

13.	COMMITMENTS AND CONTINGENCIES

NeoMedia is party to various commitments and contingencies, such as:

•
NeoMedia leases its office facilities and certain office and computer equipment under various operating leases which provide for minimum rents and generally include options to renew for additional periods;

•	NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases;
•	NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities;
•	NeoMedia is party to various consulting agreements that carry payment obligations into future years;
•
NeoMedia issued Series C convertible preferred shares with face value of $21,657,000 and convertible debentures with a face value of $14,958,000 that are subject to conversion at future dates, plus the accrued expected value of liquidated damages of $1,075,000 relating to these convertible instruments;

•
On June 15, 2006, the Company issued 3,721,698 shares of its common stock as an initial payment against debt and accrued interest owed to Wayside Solutions, Inc. (“Wayside”), a corporation that had provided financing to BSD prior to the acquisition of BSD by the Company. Prior to the acquisition, the Company reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The shares contain a make-whole provision that calls for additional shares to be issued in the event the value of the original shares at the time of registration is less than the value at the time they were issued; and

•	NeoMedia has accrued the amount of $4,787,000 relating to a purchase price guarantee obligation in connection with its acquisition of 12Snap.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements from the Company’s continuing operations:

	(US dollars in thousands)
					Series C
		Vendor &	Subsidiary		Convertible
	Operating	Consulting	Acquisition	Convertible	Preferred
	Leases	Agreements	Commitments	Debentures	Stock	Total

2007 (remaining nine months)	$243	$148	$5,055	$18,336	21,657	$45,439
2008	188	94	---	---	---	282
2009	11	10	---	---	---	21
2010	3	---	---	---	---	3
2011	---	---	---	---	---	---
Thereafter	---	---	---	---	---	---
Total	$445	$252	$5,055	$18,336	$21,657	$45,745

In addition, as of March 31, 2007, NeoMedia had future obligations relating to its discontinued Micro Paint Repair, 12Snap, and Telecom Services businesses totaling $3,179,000, most of which is expected to be assumed by the buyers upon the anticipated sale of each business unit. With the sale of 12Snap on April 4, 2007, $2,223,000 of these commitments were transferred to the buyer of 12Snap.

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

14.	OTHER

Liabilities related to silent partnership arrangements

As of March 31, 2007, NeoMedia owed approximately $1 million relating to silent partner debtholders of 12Snap. Concurrent with the sale of 12Snap on April 4, 2007, the silent partners were paid in full.

Debt of NeoMedia Telecom Services

On June 15, 2006, the Company issued 3,721,698 shares of its common stock as an initial payment against debt and accrued interest owed to Wayside Solutions, Inc. (“Wayside”), a corporation that had provided financing to BSD prior to the acquisition of to BSD by the Company. Prior to the acquisition, the Company reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The shares contain a make-whole provision that calls for additional shares to be issued in the event the value of the original shares at the time of registration is less than the value at the time they were issued.

15.	SUBSEQUENT EVENTS

Sale of 12Snap - April 2007

On February 28, 2006, NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and $19,500,000 common stock, represented by 49,294,581 shares of NeoMedia common stock. Pursuant to the terms of the merger agreement, the number of shares of NeoMedia common stock to be issued as consideration was calculated using a share price of $0.3956, which was the volume-weighted average closing price of NeoMedia common stock for the ten days up to and including February 9, 2006. Pursuant to the terms of the sale and purchase agreement, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3956, NeoMedia was obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares became saleable and $0.3956. On February 22, 2007, the shares became eligible for resale under Rule 144. The actual calculated purchase price obligation to NeoMedia based on the volume weighted average closing price of NeoMedia stock for the ten days up to and including February 22, 2007 was $16,233,000.
On April 4, 2007, NeoMedia entered into a material definitive agreement with Bernd M. Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer purchased from NeoMedia 90% of the shares of 12Snap, subject to the following material terms and conditions:

•	$1,100,000 was paid in cash at closing, of which $1,015,000 was applied toward amounts owed to silent partners of 12Snap

•	$500,000 was placed into an escrow account for 90 days to secure warranty claims;

•	The Buyer waived his portion of the purchase price guarantee obligation in the amount of $880,000;

•	The Buyer returned to NeoMedia 2,525,818 NeoMedia shares previously issued to Buyer;

•	12Snap management waived their portion of the purchase price guarantee obligation in the amount of $880,000;

•	12Snap management returned to NeoMedia 5,225,039 shares of NeoMedia common stock previously issued to 12Snap management;

•
NeoMedia will retain a 10% ownership in 12Snap, subject to an option agreement pursuant to which NeoMedia has the right to sell and Buyer has the right to acquire the remaining 10% stake held by NeoMedia for a purchase price of $750,000 after December 31, 2007; and

•
12Snap and NeoMedia will execute a cooperation agreement pursuant to which 12snap will remain NeoMedia preferred partner and enjoy most favored prices, and 12snap will perform certain research and development functions for NeoMedia.

Other Events

During April 2007, Announce Mobile, Inc. chose the qode® two-dimensional (2D) barcoding platform for the creation of its Hip2D mobile content solution. With Hip2D, companies can create mobile coupons, interactive products such as movie trailers or music samples to a DVD or CD, scavenger hunts or other detailed product information. The Hip2D platform combines the 2D code with a custom WAP portal or mobile storefront, providing businesses with the ability to deliver interactive content to consumers.

On April 17, 2007, NeoMedia named Jay Bonk, who has been working for the company on a consulting basis, as interim Executive Vice President of Sales and Marketing. Bonk replaces Roger Pavane. A longtime sales executive with Motorola, Bonk’s experience includes 22 years with Motorola, including stints as Vice President of Business Development and Vice President of Global Sales and Marketing.

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

The majority of the consideration issued to acquire Gavitec, Mobot, 12Snap, and Sponge consisted of shares of NeoMedia common stock, the value of which was guaranteed, in cash, to the recipients by NeoMedia from the time of issuance through the time the shares were registered for resale (either upon effectiveness of a registration statement containing the shares, or under Rule 144). As a result of NeoMedia’s declining share price from the first quarter through the end of 2006, the purchase price guarantee obligations relating to these acquisitions became far greater than NeoMedia could reasonably satisfy with cash. Primarily as a result of the pending purchase price guarantee obligations, during the fourth quarter of 2006 NeoMedia divested of the majority of Sponge and Mobot back to their original owners, with the respective purchase price guarantee obligations being terminated as part of each transaction. Additionally, during the first quarter of 2007, NeoMedia satisfied its purchase price guarantee obligation to the former shareholders of Gavitec, and satisfied approximately 71% of the 12Snap purchase price guarantee obligation.

During August 2006, NeoMedia announced that it intended to sell its Micro Paint Repair business. During January 2007, the Company decided to attempt to sell its remaining 12Snap and Telecom Services non-core business units in the most profitable, timely and viable manner possible. 12Snap was sold during April 2007. NeoMedia plans to use the strategic equity earned through the sale of these assets in 2007 to reduce its current burn rate, help the Company move closer to profitability, and provide financial stability by the end of 2007 and become profitable by the first quarter of 2008. Most importantly, the shedding of NeoMedia’s non-core assets affords the Company the ability to focus all its resources on its core business initiatives. Management realizes the challenges that the Company faces in the global application of its technology, and can now present qode® to the industry and the public in a more systematic and focused approach, marketing it as “the next phase of the Internet” and the wireless Web.

The Company continues to focus on becoming the worldwide leader in linking the physical world to the mobile internet. Management believes that the decision to sell the non-core assets has led to a more focused vision for moving the Company forward and creating shareholder value, focusing on the core code-reading business and related intellectual property in North America, the UK, mainland Europe and China.

The Core Business

NeoMedia has made significant inroads into the burgeoning mobile marketing industry and ran many successful physical-world-to-mobile-web campaigns over the past several months.

In North America, qode® technology has been trialed and implemented across a wide variety of products and industries, including:

•
During April 2007, Announce Mobile, Inc. chose the qode® two-dimensional (2D) barcoding platform for the creation of its Hip2D mobile content solution. With Hip2D, companies can create mobile coupons, interactive products such as movie trailers or music samples to a DVD or CD, scavenger hunts or other detailed product information. The Hip2D platform combines the 2D code with a custom WAP portal or mobile storefront, providing businesses with the ability to deliver interactive content to consumers.

•
NeoMedia signed an agreement with Javien Digital Payment solutions under which Javien will incorporate the NeoMedia qode® platform into its Total Commerce Solution™ allowing for a complete billing, couponing and content product acquisition and resolution offering. NeoMedia will earn $0.05 per click and expects each transaction to generate up to four clicks.

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

•
NeoMedia is partnered with News Group Newspapers, and its market-leading Sunday newspaper, the News of the World®, to use qode® in the United Kingdom to bring television clips of English Premier League soccer to its readers via their mobile phones.

In Europe, Gavitec also designed, implemented, and ran multiple mobile marketing solutions:

•	Gavitec was contracted by AWK Aussenwerbung GmbH, Germany’s second-largest outdoor advertising company, to develop a mobile order-management and control system using Gavitec technology.
•
Gavitec partnered with solution provider TopSolutions to equip Lusomundo, Portugal's leading cinema chain, with admission terminals for mobile tickets that allow movie-goers to obtain tickets through a cash-free Web-based transaction, and receive an electronic ticket as an SMS on their mobile phones.

•
Gavitec ran or participated in other campaigns during 2006 with customers such as McDonald’s Portugal, Amnesty International, Malaysian Railways, World Soccer Games 2006, EMT (Empresa Malagueña de Transportes, a Spanish public transport provider), Ströer, and Bitburger beer.

NeoMedia also made significant inroads into Asia during the past year, as follows:

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

NeoMedia is also making strides to create a global standard for the wireless Web. NeoMedia co-hosted a high-level meeting in London during February 2007 with some of the world’s leading technology firms to begin to define and document this important standards-based initiative. NeoMedia believes the outcome of the meeting was extremely positive and expects, along with its numerous innovative partners, to continue to play an active role in the standardization of the physical-world-to-web initiative. One of NeoMedia’s key initiatives is to evaluate and optimize the value of its and its partners’ collective intellectual property relating to this space.

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

In terms of new leadership, the Company expects to name a permanent CEO during 2007. In addition, in April 2007 the Company announced that Jay A. Bonk was named Interim Executive Vice President of Sales and Marketing, replacing Roger Pavane. Mr. Bonk brings 22 year experience with Motorola, Inc., most recently as Vice President of Business Development and Vice President of Sales and Marketing.

Effect of Discontinued Operations on Net Loss and Financial Position

Assets and liabilities of the Micro Paint Repair, 12Snap, and Telecom Services businesses classified as held for sale are shown in the following table. There are no assets or liabilities associated with the Sponge or Mobot subsidiaries as of the balance sheet dates of March 31, 2007 or 2006.

	Micro	Telecom
	Paint Repair	Services	12Snap	Total
As of March 31, 2007
Total Assets Held for Sale	$3,185	$7,386	$5,603	$16,174
Total Liabilities Held for Sale	451	2,752	4,208	7,411

As of December 31, 2006
Total Assets Held for Sale	$3,072	$7,302	$9,046	$19,420
Total Liabilities Held for Sale	407	2,970	6,880	10,257

The operating results of the Micro Paint Repair, Sponge, Mobot, 12Snap, and Telecom Services businesses classified as discontinued operations are shown in the following table. There is not any tax expense or benefit to report due to NeoMedia’s net operating loss carry forward tax position.

(dollars in thousands)	Micro
	Paint	Telecom
	Repair	Services	12Snap	Mobot		Sponge		Total
Three months ended March 31, 2007
Net Sales	$326	$302	$2,621	$	---	$	---	$3,249
Net Income / (Loss)	(591)	(3)	(1,954)		(11)		(15)	(2,574)

Three months ended March 31, 2006
Net Sales	$377	$27	$896		$57		$291	$1,648
Net Income / (Loss)	(451)	(429)	(56)		(282)		49	(1,169)

Depreciation and amortization costs suspended on assets held for sale for the three months ended March 31, 2007 are:

(dollars in thousands)	Micro
	Paint	Telecom
	Repair	Services	12Snap	Total
Suspended depreciation	$69	$72	$220	$361

Stock Option Repricing

On February 1, 2007, NeoMedia instituted a stock option repricing plan as a retention tool to align its employees with the new vision of NeoMedia. Under the plan, NeoMedia repriced 50,148,750 stock options held by current employees, contractors, and directors.

Options for employees of NeoMedia’s ongoing operations were repriced as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that are scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon grant and 25% on each subsequent anniversary date. The Company also repriced options for outside directors as follows: options with an exercise price below $0.24 were repriced to $0.045, and options with an exercise price $0.24 or higher were repriced to $0.075.

In addition, the Company repriced options held by employees of its held for sale Micro Paint repair and Telecom Services businesses, such that all vested options were repriced to $0.045 per share, and all unvested options will vest upon sale of the respective business unit at an exercise price of $0.075 per share, with a 12-month period to exercise.

The weighted-average grant-date fair value of options repriced on February 1, 2007, using the options’ modified terms, was $0.03. As of March 31, 2007, there was $474,000 of total unrecognized compensation cost related to nonvested options repriced on February 1, 2007. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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

Total stock based compensation recognized in continuing operations during three month periods ended March 31, 2007 and 2006, was $891,000 and $895,000, respectively. In addition, loss from discontinued operations included $538,000 and $621,000 of stock based compensation expense during the three months ended March 31, 2007 and 2006, respectively. Approximately 42% and 68% of the stock-based compensation expense recorded during the three months ended March 31, 2007 and 2006, respectively, relates to the continued vesting of stock options that were granted prior to January 1, 2006. As of March 31, 2007, there was $4,877,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Accounting Treatment of Series C Convertible Preferred Stock and Convertible Debenture

NeoMedia recognized a gain (loss) on derivative financial instruments of ($3,508,000) and $4,768,000 during the three months ended March 31, 2007 and 2006, respectively. The gains are due to the change in fair value of derivative financial instruments resulting from a decrease in NeoMedia's stock price during the reporting period. The fair value of the derivative financial instruments at each measurement date correlates to NeoMedia's stock price at the same date. As a result, NeoMedia's net loss varies significantly from its cash flow from operations during the three months ended March 31, 2007 and 2006. In future periods, NeoMedia's loss could fluctuate dramatically from quarter to quarter if its stock price is significantly different from the stock price at the end of the previous measurement period. Because NeoMedia cannot guarantee that it has enough authorized shares to net share settle the Series C convertible preferred stock, the change in fair value of derivative instruments will be recorded to NeoMedia's statement of operations each reporting period until the Series C convertible preferred stock is fully converted.

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

-	A current expectation that, more likely than not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life

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

Financial Instruments and Concentrations of Credit Risk. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financing. Management believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible preferred stock and convertible debentures is estimated on March 31, 2007 to be approximately $21,657,000 and $18,336,000, respectively.

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

The Company utilizes various types of financing to fund its business needs, including convertible preferred stock, convertible debentures, and other instruments indexed to the Company’s own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133, FAS 155, and EITF 00-19 NeoMedia updates the fair value of these derivative components at each reporting period.

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

(5)
Sales taxes represent amounts collected on behalf of specific regulatory agencies that require remittance on a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. In compliance with the Emerging Issues Task Force consensus on issue number 06-03 (EITF 06-03), NeoMedia accounts for sales taxes on a net basis.

Income Tax Valuation Allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as March 31, 2007 and December 31, 2006.

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

Financial Accounting Standards Board Interpretation No. 48.
The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense.

Statement of Financial Accounting Standards No. 155
The company adopted Statement of Financial Accounting number 155 “Accounting for Certain Hybrid Financial Instruments” (FAS 155) in the first quarter of 2007. The Company has adopted FAS 155 on an individual instrument basis and is currently applying FAS 155 to certain of it’s debt obligations. The Company will evaluate and determine on a case by case basis whether to apply FAS 155.

Effect Of Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."
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

FAS 155 is effective for fiscal years beginning after September 15, 2006. The Company has adopted FAS 155 on an individual instrument basis and is currently applying FAS 155 to certain of it’s debt obligations. The Company will evaluate and determine on a case by case basis whether to apply FAS 155.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation was adopted by the Company on January 1, 2007. The Company has adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have any material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007. The Company may adopt this statement for its 2007 fiscal year. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. NeoMedia will apply the provisions of SAB 108 with the preparation of NeoMedia’s annual financial statements for the calendar year ending December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company’s financial statements for the three months ending March 31, 2007.

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

Results of Operations for the Three Months Ended March 31, 2007 As Compared to the Three Months Ended March 31, 2006

Net sales.  Total net sales for the three months ended March 31, 2007 were $399,000, which represented a $200,000, or 101%, increase from $199,000 for the three months ended March 31, 2006.  This increase resulted from $190,000 increased net sales in 2007 from Gavitec, which was acquired on February 23, 2006 and only included in NeoMedia’s results for approximately half of the three months ended March 31, 2006, combined with an increase of $10,000 in net sales from the Company’s underlying business represented by qode® and intellectual property licensing.

Cost of sales.  Cost of sales were $313,000 for the three months ended March 31, 2007 compared to $131,000 for the three months ended March 31, 2006, an increase of $182,000, or 139%.  This increase resulted from (i) $19,000 increased product and service related cost of sales from Gavitec which was acquired during the first quarter of 2006 and only reflected in NeoMedia’s results for a portion of that operating period, and (ii) amortization of $85,000 of intangible assets relating to the acquisition of Gavitec, and (iii) higher cost of sales of $78,000 from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products and the Company’s wound down Consulting and Integration Services business.

Gross profit.  Gross profit was $86,000 for the three months ended March 31, 2007, an increase of $18,000, or 26%, compared with gross profit of $68,000 for the three months ended March 31, 2006.  This increase resulted from (i) $171,000 increased operational gross profit from Gavitec, offset by (ii) decreased gross profit of $68,000 from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, and (iii) amortization of $85,000 of intangible assets relating to the acquisition of Gavitec.

Sales and marketing.  Sales and marketing expenses were $859,000 for the three months ended March 31, 2007, compared to $1,194,000 for the three months ended March 31, 2006, a decrease of $335,000 or 28%.  This decrease resulted from (i) lower sales and marketing expense in the Company’s underlying business represented by qode® and NeoMedia’s legacy software products of $262,000 in 2007 relative to 2006, (ii) lower stock based compensation expense allocated to sales and marketing in 2007 of $84,000, offset by (iii) higher sales and marketing expenses of $11,000 from Gavitec, which was acquired during the first quarter of 2006.

General and administrative.  General and administrative expenses increased by $1,093,000, or 81%, to $2,440,000 for the three months ended March 31, 2007, compared to $1,347,000 for the three months ended March 31, 2006. The increase resulted from (i) higher accounting, professional, and legal services of $1,054,000 due to Company’s implementation of Sarbanes Oxley, higher audit fees resulting from a more complex reporting structure and transactions, actual and threatened lawsuits, and registration statements, and (ii) general and administrative expenses of $39,000 from Gavitec, which was acquired during the first quarter of 2006.

Research and development.  During the three months ended March 31, 2007, NeoMedia charged to expense $506,000 of research and development costs, an increase of $21,000 or 4% compared to $485,000 for the three months ended March 31, 2006.  The increase resulted from (i) higher research and development expenses of $158,000 from Gavitec, which was acquired during the first quarter of 2006, and (ii) higher stock based compensation expense allocated to research and development of $28,000, offset by (iii) lower research and development expense related to qode® products of $165,000.

Gain (loss) on extinguishment of debt.  During the three months ended March 31, 2006, NeoMedia recorded a loss on extinguishment of debt in the amount of $1,964,000, resulting from debt retired in connection with the Series C preferred stock issued and sold to Cornell on February 17, 2007.   A loss was incurred on the surrender  of a certain promissory note to Cornell Capital Partners (“Cornell”)dated March 30, 2006 in connection with the preferred stock sale. No such charge was recognized during the three months ended March 31, 2007.

Interest income (expense).  Interest income (expense) consists primarily of interest charges related to convertible debentures, interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest expense increased by $1,704,000, or 28,400%, to $1,698,000 for the three months ended March 31, 2007, from interest income of $6,000 for the three months ended March 31, 2006. The increase resulted from (i) a charge to expense the costs of obtaining the debenture financing in March 2007 of $781,000, (ii) $500,000 of interest expense and liquidated damages related to the Company’s convertible financing arrangements, and (iii) $417,000 of other interest expense.

Gain (loss) on embedded conversion features of derivative financial instruments.  Gain (loss) from embedded conversion features of derivative financial instruments was $(3,508,000) for the three months ended March 31, 2007, compared with $4,768,000 for the three months ended March 31, 2006, a decrease of $8,276,000 or 174%.  The gains and losses are associated with the preferred stock sale on February 17, 2006, and the convertible debenture financings dated August 24, 2006, December 29, 2006 and March 27, 2007.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period, and are due almost entirely to a reduction (appreciation) in NeoMedia’s stock price during each period.

Loss from discontinued business units.  During 2006, NeoMedia entered into a letter of intent to sell its NeoMedia Micro Paint Repair (“NMPR”), and sold its Mobot and Sponge businesses. During the first quarter of 2007, NeoMedia made the strategic decision to sell its 12Snap and Telecom Services businesses. Accordingly, NeoMedia has classified the operations of NMPR, Mobot, Sponge, 12Snap and Telecom Services as discontinued operations. Loss from the discontinued business units in 2007 represents direct operations of the NMPR, 12Snap, and Telecom Services units for the three months ended March 31, 2007. Loss from the discontinued business units in 2006 represents direct operations of NMPR for the three months ended March 31, 2006, and direct operations of Mobot, Sponge, 12Snap and Telecom Services from their respective acquisition dates (February 17, 2006 for Mobot, February 23, 2006 for Sponge, February 28, 2006 for 12Snap, and March 21, 2006 for Telecom Services) through March 31, 2006.

The net loss from the NMPR business unit for the three months ended March 31, 2007 was $591,000, an increase of $140,000 or 31% from the loss of $451,000 for the three months ended March 31, 2006. The increased loss is due to the fixed overhead costs related to increased stock based compensation of $188,000 in 2007 associated primarily with the stock option repricing program, offset by $48,000 increased operational profits. The net loss from the 12Snap business for the three months ended March 31, 2007 was $1,954,000, an increase of $1,898,000 or 3,389% from the loss of $56,000 for the period from February 28, 2006 through March 31, 2006. The increase loss results primarily from an impairment charge in the amount of $2,467,000 during the three months ended March 31, 2007 to adjust the carrying value of 12Snap assets to the fair value of assets received in the sale on April 4, 2007, offset by an increase to the operational income of 12Snap of $569,000 in 2007 as compared with 2006. The net loss from the Telecom Services business for the three months ended March 31, 2007 was $3,000, a decrease of $426,000 or 100% from the loss of $429,000 for the period from March 21, 2006 through March 31, 2006. The decrease results primarily from a decrease in stock based compensation expense of $334,000 in 2007 relative to 2006.

Net loss.  The net loss for the three months ended March 31, 2007 was $11,499,000, which represented a $10,182,000, or 773% increase from a $1,317,000 loss for the three months ended March 31, 2006.  This increased net loss resulted from (i) a loss resulting from the change in fair value of embedded conversion features associated with the Series C preferred stock, warrants, and convertible debenture in the amount of $3,508,000 in the three months ended March 31, 2007 compared with a gain of $4,768,000 in the same period in 2006, (ii) a $3,576,000 charge to interest expense during the three months ended March 31, 2007 to adjust the carrying value of the March 2007 convertible debenture financing to its face value due to the Company’s default position, (iii) an impairment charge of $2,467,000 to adjust the carrying value of 12Snap assets to the fair value of assets received in the sale on April 4, 2007, (iv) increased losses of $1,062,000 in the three months ended March 31,2007 compared with the same period in 2006 from the underlying business represented by qode®, NeoMedia’s legacy software products, and corporate administration including audit and legal fees, (v) the accrual of liquidated damages and interest charges in the amount of $500,000 relating to the convertible financings during 2007, (vi) increased losses from the discontinued business units 12Snap, increased operational losses of $122,000 from Gavitec in the three months ended March 31, 2007 compared to the same period in 2006, as Gavitec operations were reflected in NeoMedia’s consolidated operations for only approximately half of the three months ended March 31, 2006, offset by (vii) decreased losses from discontinued operations 12Snap, Telecom Services, and Micro Paint Repair of $1,062,000, and (viii) a loss on the extinguishment of debt of $1,964,000 during the three months ended March 31, 2006 with no corresponding charge in the same period in 2007.

Known trends, demands, commitments, or uncertainties. During August 2006, NeoMedia announced that it intended to sell its Micro Paint Repair business unit. During the fourth quarter of 2006, NeoMedia divested of Mobot and Sponge, wholly owned subsidiaries acquired during the first quarter of 2006. Also, during the first quarter of 2007, NeoMedia announced its intent to sell additional subsidiaries NeoMedia Telecom and 12Snap. NeoMedia sold 12Snap on April 4, 2007. As a result, NeoMedia expects its sales, cost of sales, gross profit, operating expenses, and net loss over the next 12 months to more closely resemble the result presented herein, than results presented in the Company’s Forms 10-Q filed during 2006.

Liquidity and Capital Resources

Current Period Activity

Net cash from operations. Net cash used in continuing operating activities (net of cash used from operations of discontinued business unit) was $3,634,000 and $1,957,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $1,677,000, or 86%. The increase resulted from payment of accrued liquidated damages and interest of $1,678,000 from the proceeds of the March 2007 convertible debenture, offset by lower cash used in ongoing operations of $1,000.

Net cash used in investing. NeoMedia’s net cash flow used in investing activities (net of cash used in investing of discontinued business unit) for the three months ended March 31, 2007 and 2006, was $3,563,000 and $16,927,000, respectively, a decrease of $13,364,000 or 79%. The decrease resulted from (i) the investment of $13,867,000 in the acquisitions of Mobot, Sponge, Gavitec and 12Snap during the three months ended March 31, 2006, (ii) reduced advances to discontinued subsidiaries of $829,000 in the three months ended March 31, 2007 as compared with the same period in 2006, and (iii) collection of notes receivable of $450,000 in the three months ended March 31, 2007, as compared to amounts advanced in the same period in 2006 of $500,000, and (iv) reduced acquisition related costs and lower acquisitions of fixed assets and software of $90,000, offset by (v) payments of purchase price obligations relating to Gavitec and 12Snap of $2,372,000.

Net cash provided by financing activities. Net cash provided by financing activities was $6,687,000 and $22,197,000 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $15,510,000 or 232%. NeoMedia received $6,678,000 proceeds form the sale of convertible debentures in March 2007, and $14,066,000 from the sale of Series C convertible stock during the three months ended March 31, 2006. NeoMedia received $9,000 and $8,131,000 from the exercise of stock options and warrants during the three months ended March 31, 2007 and 2006, respectively.

Net cash used in discontinued operations. Net cash used in the Company’s discontinued Micro Paint Repair operations for the three months ended March 31, 2007 was $324,000, of which $322,000 was used in operations, $4,000 was used in investing activities, and $2,000 was generated as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued Micro Paint Repair operations for the three months ended March 31, 2006 was $836,000, of which $824,000 was used in operations, $17,000 was used in investing activities, and $5,000 was generated as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued 12Snap operations for the three months ended March 31, 2007 was $981,000, of which $136,000 was generated from operations, $1,125,000 was used in financing activities to repay silent partner debt, and $8,000 was generated as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued 12Snap operations for the three months ended March 31, 2006 was $1,713,000, of which $346,000 was generated from operations, $13,000 was used in investing activities, $2,036,000 was used in financing activities to repay silent partner debt, and $10,000 was used as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued Telecom Services operations for the three months ended March 31, 2007 was $304,000, of which $291,000 was used in operations, and $13,000 was used as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued Telecom Services operations for the three months ended March 31, 2006 was $72,000, of which $42,000 was used in operations, $5,000 was used in financing activities to repay notes payable, and $25,000 was used as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued Mobot operations for the three months ended March 31, 2006 was $135,000, of which $122,000 was used in operations, and $13,000 was used in investing activities. Since this business was sold during 2006, there was no effect on cash during the three months ended March 31, 2007.

Net cash generated by the Company’s discontinued Sponge operations for the three months ended March 31, 2006 was $13,000, all of which was generated from operating activities. Since this business was sold during 2006, there was no effect on cash during the three months ended March 31, 2007.

As of March 31, 2007, NeoMedia has a working capital deficiency of $66,452,000, of which $25,949,000 relates to the fair value of derivative financial instruments. NeoMedia intends to fund its working capital deficiency as described in “Sources of Cash and Projected Cash Requirements”.

Significant Liquidity Events

Sale of 12Snap - March 2007

On April 4, 2007, NeoMedia entered into a material definitive agreement with Bernd M. Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer purchased from NeoMedia 90% of the shares of 12Snap, subject to the following material terms and conditions:

•	$1,100,000 was paid in cash at closing, of which $1,015,000 was applied toward amounts owed to silent partners of 12Snap;

•	$500,000 was placed into an escrow account for 90 days to secure warranty claims;

•	The Buyer waived his portion of the purchase price guarantee obligation in the amount of $880,000;

•	The Buyer returned to NeoMedia 2,525,818 NeoMedia shares previously issued to Buyer;

•	12Snap management waived their portion of the purchase price guarantee obligation in the amount of $880,000;

•	12Snap management returned to NeoMedia 5,225,039 shares of NeoMedia common stock previously issued to 12Snap management;

•
NeoMedia will retain a 10% ownership in 12Snap, subject to an option agreement pursuant to which NeoMedia has the right to sell and Buyer has the right to acquire the remaining 10% stake held by NeoMedia for a purchase price of $750,000 after December 31, 2007; and

•
12Snap and NeoMedia will execute a cooperation agreement pursuant to which 12Snap will remain NeoMedia preferred partner and enjoy most favored prices, and 12Snap will perform certain research and development functions for NeoMedia.

$7.5 Million Convertible Debenture - March 2007

NeoMedia entered into a Securities Purchase Agreement, dated March 27, 2007, with Cornell Capital Partners (the “March Debenture Agreement”). Pursuant to the March Debenture Agreement, Cornell Capital Partners agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7,459,000. The March Debenture Agreement also provided for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase 125,000,000 shares of NeoMedia common stock at an exercise price of $0.04 per share. In connection with the March Debenture Agreement, NeoMedia also entered into a registration rights agreement with the purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receiving a written notice from the purchasers requesting filing, (ii) achieve effectiveness of the registration statement within 120 days of receiving a notice to file the registration statement and (iii) maintain effectiveness of the registration statement for the life of the agreement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month. The debentures are secured by substantially all of the Company’s assets.

At any time from the closing date until December 29, 2008, the purchasers have the right to convert the convertible debenture into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, as follows: The lower of $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

In connection with the March Debenture Agreement, NeoMedia applied $1,312,000 of the gross proceeds toward payment of liquidated damages accrued on previous convertible instruments payable to the purchaser, and $366,000 toward accrued interest on previous convertible debentures. Cornell Capital Partners also retained fees of $781,000, resulting in net proceeds to the Company of $5,000,000.

Gavitec and 12Snap Purchase Price Obligation

As of December 31, 2006, NeoMedia had recorded liabilities of $16,233,000 and $5,194,000 relating to purchase price guarantee obligations associated with its acquisitions of 12Snap and Gavitec, respectively. Pursuant to the terms of each acquisition, in the event that NeoMedia’s stock price at the time the consideration shares issued in connection with the acquisitions of Mobot, Sponge, Gavitec, and 12Snap became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than the contractual price (between $0.3839 and $0.3956), NeoMedia is obligated to compensate the sellers in cash for the difference between the price at the time the shares became saleable and the relevant contractual price. The shares became saleable during the first quarter of 2007.

On January 23, 2007, NeoMedia entered into an agreement with the former shareholders of Gavitec, whereby this purchase price obligation is to be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007 (subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $481,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007. NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007. Accordingly, as of March 31, 2007, the balance on the accrual was $268,000, representing the remaining interest payments.

During the three months ended March 31, 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of a portion of the 12Snap purchase price obligation totaling $9,427,000, and made cash payments against the liability totaling $259,000. The balance on the purchase price obligation as of March 31, 2007 was $6,806,000. During April 2007, NeoMedia made additional cash payments of $75,000 and further reduced the balance through the termination of $1,758,000 of obligation in connection with the sale of 12Snap. The Company is currently negotiating payment terms for the balance of the obligation.

Silent Partners

Prior to the acquisition of 12Snap by NeoMedia, 12Snap entered into silent partnership debt arrangements with principal and interest totaling $4.8 million. The partnership agreements were scheduled to terminate on December 31, 2008 and 2009. However, due to the acquisition of all shares of 12Snap by NeoMedia, an early termination was agreed on for the silent partnership agreements. Those silent partnerships terminated as of February 28, 2006 with the acquisition of 12Snap by NeoMedia. NeoMedia made payments toward the outstanding principal of $2.1 million and $0.6 million during March 2006 and December 2006, respectively. The balance as of December 31, 2006 relating to silent partners was $2.1 million. NeoMedia made additional payments of $1.0 million during February 2007, and the remaining balance of $1.1 million was paid from the proceeds of the sale of 12Snap in April 2007.

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

Sources of Cash and Projected Cash Requirements

NeoMedia intends to fund its growth and working capital deficiencies from the following sources during 2007 and beyond:

$7.5 million convertible debenture - March 2007. On March 27, 2007, the Company sold convertible debentures with a face value of $7.5 million to Cornell Capital Partners. Net proceeds to the Company were $5 million, of which $2.1 million was used to pay the cash portion of the Gavitec purchase price obligation. The Company expects to use the funds to bridge to the sale of its non-core business units, and to the extent applicable, to pay outstanding liabilities associated with its acquisitions.

Sale of non-core business units. During August 2006, NeoMedia announced its intent to sell its Micro Paint Repair business unit. Additionally, during January 2007, the Company decided to sell wholly-owned subsidiaries 12Snap and NeoMedia Telecom Services. During April 2007, NeoMedia completed the sale of 12Snap. The cash portion of the sale price was $1.6 million, of which $1.1 million was used to pay balances owed to silent partners of 12Snap, and $0.5 million was placed into escrow for 90 days to satisfy any warranty claims. Any cash proceeds realized from the sale of these non-core business units will be used to fund the operations of NeoMedia’s core code reading business, consisting of qode®, Gavitec, and the related intellectual property. Pursuant to the terms of the latest convertible debenture financing completed in March 2007, NeoMedia is obligated to contribute a minimum of 50% of the proceeds from the sale of any of its non-core assets toward repayment of the March 2007 convertible debenture.

Exercise of options and warrants. One of the Company’s shareholders, Cornell Capital Partners, currently holds warrants to purchase up to 427,000,000 shares of Company common stock at exercise prices between $0.04 and $0.06 per share. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Cornell Capital Partners contain a provision that, if NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of: the Investor Registration Rights Agreement entered into on February 17, 2006, in connection with the Series C convertible preferred stock, which called for a registration statement containing the shares underlying the secured convertible debentures to be filed by June 1, 2006; and the Investor Registration Rights Agreement entered into on August 24, 2006 in connection with the secured convertible debentures, which called for the shares underlying the secured convertible debentures to be registered by November 22, 2006. Such a default of the Investor Registration Rights Agreements constitutes an event of default under the warrant agreements. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis 250,000,000 of the warrants they hold, and NeoMedia may not receive any cash proceeds from such exercises.

In addition, certain outstanding employee stock options are in-the-money and could be exercised at the holders’ discretion from time to time. As of March 31, 2007, NeoMedia had 106,978,761 outstanding employee stock options, of which 25,600,000 were in-the-money based on the closing price on March 31, 2007 of $0.045 per share. Total potential proceeds to the Company from exercise of all in-the-money options are $896,000. On February 1, 2007, NeoMedia instituted a stock option repricing plan as a retention tool to align its employees with the new vision of NeoMedia. Under the Plan, NeoMedia repriced 50,148,750 stock options held by current employees, contractors, and directors. Options for employees of NeoMedia’s ongoing operations were repriced as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that are scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon grant and 25% on each subsequent anniversary date. The Company also repriced options for outside directors as follows: options with an exercise price below $0.24 were repriced to $0.045, and options with an exercise price $0.24 or higher were repriced to $0.075. In addition, the Company repriced options held by employees of its held for sale Micro Paint Repair and Telecom Services businesses, such that all vested options were repriced to $0.045 per share, and all unvested options will vest upon sale of the respective business unit at an exercise price of $0.075 per share, with a 12-month period to exercise. NeoMedia expects that additional funds could be realized upon exercise of such repriced options.

$100 Million SEDA. On March 30, 2005, NeoMedia and Cornell Capital Partners entered into a Standby Equity Distribution Agreement (the “2005 SEDA”) under which Cornell Capital Partners agreed to purchase up to $100 million of NeoMedia’s common stock over a two-year period, with the timing and amount of the purchase at NeoMedia’s discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. Based on NeoMedia’s current market capitalization and other outstanding securities, NeoMedia does not believe that the 2005 SEDA is currently a viable source of financing.

NeoMedia’s reliance on Cornell Capital Partners (“Cornell”) as its primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreements between NeoMedia and Cornell signed in connection with the convertible debenture sales, without Cornell’s consent NeoMedia cannot (i) issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of its assets of, or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between NeoMedia and Cornell signed in connection with the convertible debentures, Cornell has a security interest in all of NeoMedia’s assets. Such covenants could severely harm NeoMedia’s ability to raise additional funds from sources other than Cornell, and would likely result in a higher cost of capital in the event funding were secured.

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

•
In connection with the 2005 SEDA entered into in March 2005, NeoMedia incurred the following costs: (i) NeoMedia issued 75,000,000 warrants to Cornell with an exercise price of $0.20, 10,000,000 of which were subsequently repriced to $0.04 in connection with the convertible debenture financings in August 2006 and December 2006, and (ii) NeoMedia issued 4,000,000 warrants with an exercise price of $0.227 to another party for structuring and consulting fees associated with the 2005 SEDA. The fair value of these warrants in the amount of $13,256,000 was written off during the year ended December 31, 2006.

NeoMedia’s cash flow used in operations was $3,634,000 (net of cash used in operations of discontinued 12Snap, Telecom Services, and Micro Paint Repair business units of $477,000) for the three months ended March 31, 2007. In the event that (i) NeoMedia is unsuccessful in divesting of its remaining Micro Paint Repair and Telecom Services business units in a timely fashion, (ii) NeoMedia’s stock price does not increase to levels where it can force exercise of enough of its outstanding warrants to generate material operating capital, (iii) the market for NeoMedia’s stock will not support the sale of shares underlying such warrants or other funding sources, or (iv) NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia’s business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan, and could be forced to sell certain of its assets, including its subsidiaries.

Contractual Obligations

NeoMedia is party to various commitments and contingencies, such as:

•
NeoMedia leases its office facilities and certain office and computer equipment under various operating leases which provide for minimum rents and generally include options to renew for additional periods;

•	NeoMedia and its subsidiaries lease office facilities and certain office and computer equipment under various operating leases;
•	NeoMedia is party to various payment arrangements with its vendors that call for fixed payments on past due liabilities;
•	NeoMedia is party to various consulting agreements that carry payment obligations into future years;
•
NeoMedia issued Series C convertible preferred shares with face value of $21,567,000 and convertible debentures with a face value of $14,958,000 that are subject to conversion at future dates, plus the expected value of liquidated damages accrued in the amount of $1,075,000 relating to these convertible instruments;

•
On June 15, 2006, the Company issued 3,721,698 shares of its common stock as an initial payment against debt and accrued interest owed to Wayside Solutions, Inc. (“Wayside”), a corporation that had provided financing to BSD prior to the acquisition of BSD by the Company. Prior to the acquisition, the Company reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The shares contain a make-whole provision that calls for additional shares to be issued in the event the value of the original shares at the time of registration is less than the value at the time they were issued; and

•	NeoMedia has accrued the amount of $4,787,000 relating to a purchase price guarantee obligation in connection with its acquisition of 12Snap.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(US dollars in thousands)
					Series C
		Vendor &	Subsidiary		Convertible
	Operating	Consulting	Acquisition	Convertible	Preferred
	Leases	Agreements	Commitments	Debentures	Stock	Total

2007 (remaining nine months)	$243	$148	$5,055	$16,898	21,657	$44,001
2008	188	94	---	---	---	282
2009	11	10	---	---	---	21
2010	3	---	---	---	---	3
2011	---	---	---	---	---	---
Thereafter	---	---	---	---	---	---
Total	$445	$252	$5,055	$16,898	$21,657	$44,307

In addition, as of March 31, 2007, NeoMedia had future obligations relating to its discontinued Micro Paint Repair, 12Snap, and Telecom Services businesses totaling $3,179,000, most of which is expected to be assumed by the buyers upon the anticipated sale of each business unit. With the sale of 12Snap on April 4, 2007, $2,223,000 of these commitments were transferred to the buyer of 12Snap.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three months ended March 31, 2007 and 2006 was $11,499,000 and $1,317,000, respectively. Net cash used for operations $3,634,000 and $1,957,000, respectively. NeoMedia also has an accumulated deficit of $171,461,000 and a working capital deficit of $66,452,000 as of March 31, 2007. Additionally, as of March 31, 2007, NeoMedia had recorded a liability of $6,547,000 relating to purchase price guarantee obligations associated with its acquisitions of 12Snap, of which $1,760,000 is classified as liabilities held for sale.

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

NeoMedia plans to attempt to address its working capital deficiency through the proposed sales of the Micro Paint Repair and Telecom Services business units, and continuing to reduce its workforce and overhead expenses in non-critical areas. In addition, NeoMedia will attempt to generate additional revenue and profit from the launch of its core code-reading products and the value optimization of its patent portfolio.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to market risks associated with interest rates, investments, and currency movements on non-U.S. dollar denominated assets and liabilities. The Company assesses these risks on a regular basis. There have been no significant changes in the Company’s market risk since it filed its Annual Report on Form 10-K on April 3, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

NeoMedia maintains disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. These controls are designed to ensure that information required to be disclosed in the reports NeoMedia files or submits pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating NeoMedia’s disclosure controls and procedures, management recognizes disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

NeoMedia carried out an evaluation, under the supervision and with the participation of its management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10−Q. Based on this evaluation, the CEO and CFO concluded that NeoMedia’s disclosure controls and procedures were not effective as of March 31, 2007, at the reasonable assurance level, because of the material weaknesses described in Item 9A of NeoMedia’s Annual Report on Form 10−K for the fiscal year ended December 31, 2006, which NeoMedia is still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2006 Form 10−K for a full description of these weaknesses.

Notwithstanding the material weaknesses described in Item 9A of the Form 10−K for the fiscal year ended December 31, 2006, NeoMedia believes that its condensed consolidated financial statements presented in this Quarterly Report on Form 10−Q fairly present, in all material respects, NeoMedia’s financial position, results of operations, and cash flows for all periods presented herein.

Changes in Internal Control Over Financial Reporting

There have been no changes to NeoMedia’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, NeoMedia’s internal control over financial reporting.

Management’s Remediation Efforts

As of the date of this filing, NeoMedia has taken or is currently taking the following steps to strengthen its internal control over financial reporting. Notwithstanding such efforts, the material weaknesses described in Item 9A of NeoMedia’s Form 10−K for the fiscal year ended December 31, 2006, will not be considered remediated until the new controls operate for a sufficient period of time and are tested (in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act) to enable management to conclude that the controls are operating effectively.

1.
Control environment over bank accounts. As disclosed in NeoMedia’s December 31, 2006 Form 10-K, on January 9, 2007, management strengthened these controls by updating all appropriate bank signature cards, and by requiring two authorized signatures to maintenance employees who are authorized to input and verify wire transfers.

2.
Review and approval of general ledger journal entries. As disclosed in our December 31, 2006 Form 10-K, on January 31, 2007, all journal entries are being reviewed and approved by the appropriate level of management prior to being input into the general ledger.

Management is currently addressing each of the material weaknesses in internal control over financial reporting cited in NeoMedia’s 2006 Form 10−K and is committed to remediating them as expeditiously as possible. Management will devote significant time and resources to the remediation effort.

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

ITEM 1A. RISK FACTORS

Risks Related to NeoMedia's Business

NeoMedia Has Historically Lost Money And Losses May Continue

NeoMedia has incurred substantial operating losses since inception, and could continue to incur substantial losses for the foreseeable future. NeoMedia reported net losses of $11,499,000, $1,317,000, $67,438,000, $9,147,000 and $7,230,000 for the three months ended March 31, 2007 and 2006(unaudited), and the years ended December 31, 2006, 2005 and 2004, respectively. NeoMedia's accumulated losses were $171,461,000, $159,962,000 and $92,524,000 as of March 31, 2007 and December 31, 2006 and 2005, respectively. As of March 31, 2007(unaudited) and December 31, 2006 and 2005, NeoMedia had a working capital deficit of $66,452,000, $69,450,000 and $2,065,000, respectively. NeoMedia had stockholders' equity/(deficit) of $(51,912,000), $(54,534,000) and $4,227,000 as of March 31, 2007(unaudited) and December 31, 2006 and 2005, respectively. NeoMedia generated revenues from continuing operations of $399,000, $199,000, $10,309,000, $877,000, and $973,000 for the three months ended March 31, 2007 and 2006(unaudited), and the years ended December 31, 2006, 2005 and 2004, respectively. In addition, during the three months ended March 31, 2007 and 2006(unaudited), and the years ended December 31, 2006, 2005 and 2004, NeoMedia recorded negative cash flows from continuing operations of $3,634,000, $1,957,000, $9,958,000, $4,883,000, and $3,937,000, respectively. To succeed, NeoMedia must develop new client and customer relationships and substantially increase its revenue derived from improved products and additional value-added services. NeoMedia has expended, and to the extent it has available financing, NeoMedia intends to continue to expend, substantial resources to develop and improve its products, increase its value-added services and to market its products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, NeoMedia may not be able to achieve or sustain profitability.

NeoMedia's Independent Registered Public Accounting Firm Have Added Going Concern Language To Their Reports On NeoMedia's Consolidated Financial Statements, Which Means That NeoMedia May Not Be Able To Continue Operations

The report of Stonefield Josephson, Inc., NeoMedia's independent registered public accounting firm, with respect to NeoMedia's consolidated financial statements and the related notes for the years ended December 31, 2006, 2005 and 2004, indicates that, at the date of their reports, NeoMedia had suffered significant recurring losses from operations and its working capital deficit raised substantial doubt about its ability to continue as a going concern. NeoMedia's consolidated financial statements do not include any adjustments that might result from this uncertainty.

NeoMedia Will Need to Raise Additional Funds to Continue Its Operations

NeoMedia had cash balances in continuing operations of $2,295,000 and $2,813,000 as of March 31, 2007 and December 31, 2006, respectively. Additionally, during March 2007(unaudited) NeoMedia sold convertible debentures resulting in net funding to the Company of $5,000,000. NeoMedia could receive additional cash at future dates from the following sources: (i) sale of its non-core business units NeoMedia Micro Paint Repair and NeoMedia Telecom Services, (ii) from the exercise of stock options, to the extent that the exercise price of such stock options is less than the market price of NeoMedia's common stock, and (iii) from the exercise of stock warrants, to the extent that the warrants become registered for resale and the exercise price of such stock warrants is less than the market price of NeoMedia's common stock at the time of exercise, and to the extent that the holder of such warrants does not elect to perform a “cashless” exercise, in which case NeoMedia would not receive any cash proceeds from the exercise. However, none of these events is contractually obligated. In order to satisfy its obligations that are currently due and that will come due, and maintain its operations in the absence of a material increase in revenues, NeoMedia will need to either generate cash from the sale of its non-core businesses, or raise additional cash from outside sources. The most likely source of cash in the short term is from the sale of the Micro Paint Repair and/or Telecom Services business unit.

In the event that (i) NeoMedia is unsuccessful in divesting of its remaining non-core business units in a timely fashion, (ii) NeoMedia's stock price does not increase to levels where it can force exercise of enough of its outstanding warrants to generate material operating capital, (iii) the market for NeoMedia's stock will not support the sale of shares underlying such warrants or other funding sources, or (iv) NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia's business and operations would be materially adversely affected and in such event, NeoMedia would be forced to attempt to reduce costs and adjust its business plan, and could be forced to sell certain of its assets.

If NeoMedia Fails to Remediate the Material Weaknesses in Its Internal Control over Financial Reporting, NeoMedia May Be Unable to Accurately Report Its Financial Results or Prevent Fraud which Could Result in a Loss of Investor Confidence in NeoMedia’s Financial Reports and Have an Adverse Effect on NeoMedia’s Business, Operating Results, and Stock Price

Management has assessed the effectiveness of NeoMedia’s internal control over financial reporting as of December 31, 2006, using the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). Based on its assessment of the design and related testing of NeoMedia’s internal controls over financial reporting, management concluded that NeoMedia did not maintain effective internal controls over financial reporting. Based on the COSO criteria, management identified certain control deficiencies that represent material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses in NeoMedia’s controls over financial reporting identified as of December 31, 2006, as well as certain remediation efforts, are more fully disclosed under Item 9A “Controls and Procedures” of NeoMedia’s 2006 Form 10−K. As of March 31, 2007, management has fully remediated three of the control deficiencies identified in NeoMedia’s 2006 Form 10−K. Management is currently dedicating staffing and other resources to remediate the remaining control deficiencies.

NeoMedia Has Guaranteed The Value Of Stock Issued In Connection With Recent Mergers Through The Registration Of The Shares, Which Could Result In A Material Cash Liability

Pursuant to the terms of the original purchase agreement, in the event that NeoMedia’s stock price at the time the consideration shares are saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3956, NeoMedia was obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares became saleable and $0.3956. On February 22, 2007, the shares became eligible for resale under Rule 144. The actual calculated purchase price obligation to NeoMedia based on the volume weighted average closing price of NeoMedia stock for the ten days up to and including February 22, 2007 was $16,233,000. Because the amount of the purchase price guarantee became measurable and highly probable of occurrence beyond a reasonable doubt, as of December 31, 2006, NeoMedia reduced the fair value of the initial stock consideration by the amount of the contingency. During the three months ended March 31, 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of a portion of the purchase price obligation totaling $9,427,000, and made cash payments against the liability totaling $259,000. The balance on the purchase price obligation as of March 31, 2007 was $6,806,000. NeoMedia does not currently have sufficient cash resources to meet this obligation.

All Of The Company's Assets Are Pledged To Secure Certain Debt Obligations, Which The Company Could Fail To Repay

Pursuant to secured convertible debentures, dated as of March 27, 2007, August 24, 2006 and December 29, 2006, in the principal amount of $7,459,000, $5,000,000 and $2,500,000, respectively, issued to Cornell Capital Partners, the Company was required to secure such secured convertible debentures' repayment with substantially all of its assets. In the event the Company is unable to repay the secured convertible debentures, it could lose all of its assets and be forced to cease its operations. If the Company is found to be in default under the debentures, the full principal amount of the debentures, together with interest and other amounts owing, may become immediately due and payable. As of March 31, 2007, the Company was in default of a covenant contained in the financing agreements due to the Company's pending registration statement to register the underlying shares of the convertible instruments not becoming effective by the specified date. NeoMedia is also in default of Series C convertible preferred stock with a face value of $22,000,000. As a result of the default, the holder of the securities could redeem the convertible debentures and preferred stock for cash at their discretion. Additionally, as a result of the default, Cornell Capital Partners currently has the right to exercise on a cashless basis 335,000,000 of the warrants they hold, and NeoMedia may not receive any cash proceeds from such exercises.

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

Existing Shareholders Will Experience Significant Dilution When Certain Investors Convert Their Preferred Stock to Common Stock, Convert Outstanding Convertible Debentures, Or When the Investors Exercise Their Warrants and Receive Common Stock Shares Under The Investment Agreement With The Investors

The issuance of shares of common stock pursuant to the conversion of Series C convertible preferred stock, the conversion of convertible debentures, or the exercise of warrants pursuant to NeoMedia's transactions with Cornell Capital Partners will have a dilutive impact on NeoMedia's stockholders. As a result, NeoMedia's net income or loss per share could decrease in future periods, and the market price of its common stock could decline.  In addition, the lower NeoMedia's stock price is, the more shares of common stock NeoMedia will have to issue pursuant to the conversion of preferred stock or the convertible debentures.  If NeoMedia's stock price is lower, then existing stockholders would experience greater dilution.

Due To The Accounting Treatment Of Certain Convertible Preferred Stock And Convertible Debenture Instruments Issued By NeoMedia, A Fluctuation In NeoMedia's Stock Price Could Have A Material Impact On NeoMedia's Results Of Operations

During the three months ended March 31, 2007 and 2006, and the year ended December 31, 2006, NeoMedia recognized (expense) income in the amount of $726,000, $4,768,000, and $13,645,000, respectively, resulting from adjustments recorded to reflect the change in fair value from revaluation of warrants and embedded conversion features in connection with its Series C convertible preferred shares and its convertible debentures. NeoMedia will adjust the carrying value of its derivative instruments to market at each balance sheet date. As a result, NeoMedia could experience significant fluctuations in its net income (loss) in future periods from such charges based on corresponding movement in NeoMedia's share price.

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

A Large Percentage Of NeoMedia's Assets Are Intangible Assets, Which Will Have Little Or No Value If NeoMedia's Operations Are Unsuccessful

At March 31, 2007 and December 31, 2006 and 2005, approximately 29%, 27% and 39%, respectively, of NeoMedia's total assets were intangible assets and goodwill used in continuing operations, consisting primarily of rights related to NeoMedia's patents, other intellectual property, and excess of purchase price over fair market value paid for Gavitec. If NeoMedia's operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of NeoMedia's stock and the ability of NeoMedia's stockholders to recoup their investments in NeoMedia's capital stock.

NeoMedia reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. NeoMedia may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of NeoMedia's goodwill or amortizable intangible assets is determined, resulting in an impact on results of operations.

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

NeoMedia Depends Upon Its Senior Management And Their Loss Or Unavailability Could Put NeoMedia At A Competitive Disadvantage

NeoMedia's success depends largely on the skills of certain key management and technical personnel, including Charles W. Fritz, NeoMedia's founder and Chairman of the Board of Directors and the interim Chief Executive Officer, David A. Dodge, NeoMedia's Chief Financial Officer, and Dr. Christian Steinborn, managing director of NeoMedia's Gavitec AG - mobile digit subsidiary in Germany and head of NeoMedia's mobile division in Europe and Asia. The loss of the services of these individuals could materially harm NeoMedia's business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. NeoMedia does not presently maintain a key-man life insurance policy on any of these key individuals. During December 2006, Charles T. Jensen, NeoMedia's former President and Chief Executive Officer, Martin N. Copus, NeoMedia's former Chief Operating Officer and the head of its NeoMedia Mobile business unit, and William E. Fritz, outside director, each resigned their positions. During April 2007, Roger Pavane, Executive Vice President of Sales and Marketing, resigned his position.

NeoMedia May Be Unsuccessful In Integrating Its Gavitec Acquisition With Its Current Business

The success of the acquisition of Gavitec could depend on the ability of NeoMedia's executive management to integrate the business plan of Gavitec with NeoMedia's overall business plan. Failure to properly integrate the business could have a material adverse effect on the expected revenue and operations of the acquisition, as well as the expected return on investment for NeoMedia. During the first quarter of 2006, NeoMedia acquired three businesses, 12Snap, Mobot and Sponge, each of which has been sold as of the date of this filing. In addition, during February 2007 NeoMedia decided to attempt to sell its wholly owned subsidiary NeoMedia Telecom Services, which was acquired during the first quarter of 2006.

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

NeoMedia is authorized to issue a total of 25,000,000 shares of preferred stock, par value $0.01 per share. The issuance of any Preferred Stock could have a material adverse effect on the rights of holders of NeoMedia's common stock, and, therefore, could reduce the value of shares of NeoMedia's common stock. In addition, specific rights granted to future holders of Preferred Stock could be used to restrict NeoMedia's ability to merge with, or sell NeoMedia's assets to, a third party. The ability of the Board of Directors to issue Preferred Stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of NeoMedia or a change in NeoMedia's control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (a), (b), (c) and (d)

On March 27, 2007, NeoMedia entered into a Securities Purchase Agreement with Cornell Capital Partners, pursuant to which Cornell Capital Partners agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7,459,000. The March Debenture Agreement also provided for the issuance to the purchasers, at no additional cost to the purchasers, warrants to purchase 125,000,000 shares of NeoMedia common stock at an exercise price of $0.04 per share. In connection with the March Debenture Agreement, NeoMedia also entered into a registration rights agreement with the Purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receiving a written notice from the purchasers requesting filing, (ii) achieve effectiveness within 120 days of receiving a notice to file the registration statement and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month. The debentures are secured by substantially all of the Company's assets.

At any time from the closing date until December 29, 2008, the Purchasers have the right to convert the convertible debenture into NeoMedia common stock at the then effective conversion price, which varies relative to our trading stock price, as follows: The lower of $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default.

In connection with the March Debenture Agreement, NeoMedia applied $1,312,000 of the gross proceeds toward payment of liquidated damages accrued on previous convertible instruments payable to the purchaser, and $366,000 toward accrued interest on previous convertible debentures. Cornell also retained fees of $781,000, resulting in net proceeds to the Company of $5,000,000.

On March 19, 2007, NeoMedia issued 197,620,948 shares of unregistered common stock to five separate parties in satisfaction of $9,427,000 purchase price guarantee obligation incurred in connection with the Company’s acquisition of 12Snap.

On March 1, 2007, NeoMedia issued 61,000,000 shares of unregistered common stock to eight separate parties in satisfaction of $3,294,000 purchase price guarantee obligation incurred in connection with the Company’s acquisition of Gavitec.

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

Item 3. Default upon Senior Securities

NeoMedia is currently in default of (i) the Investor Registration Rights Agreement entered into on February 17, 2006, in connection with the $22 million Series C Convertible preferred Stock Sale, (ii) the Investor Registration Rights Agreement entered into on August 24, 2006, in connection with the $5 million secured convertible debenture, (iii) the Investor Registration Rights Agreement entered into on December 29, 2006, in connection with the $2.5 million secured convertible debenture, and (iv) the Investor Registration Rights Agreement entered into on March 27, 2007, in connection with the $7.5 million secured convertible debenture. As a result, the Purchaser has certain rights with respect to the financing arrangements, specifically, (i) the full face value of each instrument is callable in the aggregate amount of $36,616,000, (ii) up to 325,000,000 warrants held by Purchaser with an exercise price of $0.04 can be exercised on a cashless basis, (iii) the requirement for the Purchasers to maintain an ownership interest in NeoMedia of less than 5% is waived, and (iv) NeoMedia is responsible for liquidated damages as required by each financing arrangement.

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

On April 10, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01, and 2.01, disclosing that it had sold its subsidiary 12Snap.

On April 6, 2007, NeoMedia filed a report on Form 8-K with respect to Item 4.02, disclosing that financial statements issued in the Company’s Forms 10-Q for the three month period ended March 31, 2006, the three and six month periods ended June 30, 2006, and the three and nine month periods ended September 30, 2006, should no longer be relied upon because of an error in such financial statements.

On April 3, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, disclosing that it had entered into a convertible debenture financing arrangement with Cornell capital Partners with a face value of $7,459,000.

On March 22, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, disclosing that it had issued 197,620,948 shares in satisfaction of accrued purchase price guarantee obligationin the amount of $9,427,000 relating to its acquisition of 12Snap.

On February 6, 2007, NeoMedia filed a report on Form 8-K with respect to Items 5.02 and 8.01, disclosing that (i) it had named George G. O’Leary to its Board of Directors, replacing William E. Fritz, and (ii) it had instituted an option repricing plan for stock options held by employees, consultants and outside directors.

On January 29, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, disclosing that it had entered into entered into an agreement with the former shareholders of Gavitec, whereby the parties agreed that the purchase price obligation related to the acquisition of Gavitec was to be satisfied through the payment by NeoMedia of $1,800,000 in cash and 61,000,000 shares of NeoMedia common stock. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $481,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007.

On January 9, 2007, NeoMedia filed a report on Form 8-K with respect to Item 8.01, disclosing that it had completed the sale of 12,875,609 ordinary shares of iPoint-media for net cash proceeds of $1,574,000, and that a previously-announced dividend of iPoint-media common stock would not be issued.

On January 8, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, disclosing that it had entered into a convertible debenture financing arrangement with Cornell capital Partners with a face value of $2,500,000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
Registrant

Date: May 10, 2007	By: /s/ Charles W. Fritz
Charles W. Fritz, Interim Chief Executive Officer

Date: May 10, 2007	By: /s/ David A. Dodge
David A. Dodge, Vice President,
Chief Financial Officer and Principal Accounting Officer