Form 10-Q
period 2007-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2007-08-09
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________

FORM 10 - Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 7, 2007, there were 900,699,016 shares of common stock and 21,377 shares of Series C Convertible Preferred Stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2007	2006 *
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$151	$2,813
Trade accounts receivable, net of allowance for doubtful accounts of $2 and $68, respectively	265	187
Other receivables	732	550
Inventories, net of allowance for obsolete & slow-moving inventory of $59 and $53 respectively	280	80
Investment in marketable securities	14	57
Prepaid expenses and other current assets	186	102
Assets held for sale	10,820	19,420
Total current assets	12,448	23,209

Leasehold improvements & property and equipment, net	150	191
Goodwill	3,418	3,418
Capitalized patents, net	2,689	2,839
Proprietary software, net	3,770	4,138
Other Intangible assets, net	44	42
Cash surrender value of life insurance policy	925	863
Other long-term assets	3,705	3,425
Total assets	$27,149	$38,125

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,976	$2,442
Liabilities held for sale	3,446	10,257
Taxes payable	5	5
Accrued expenses	3,404	4,016
Deferred revenues and other	347	575
Notes payable	15	15
Accrued purchase price guarantee	4,684	19,667
Derivative financial instruments	24,112	25,417
Deferred tax liability	587	706
Debentures payable	18,801	7,500
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued,
21,377 shares outstanding, liquidation value of $21,377.	21,377	21,657
Total liabilities	79,754	92,257
Commitments and contingencies (Note 12)

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 901,823,027 and
639,233,173 shares issued and 900,181,681 and 637,591,747 outstanding, respectively	9,002	6,376
Additional paid-in capital	114,846	101,911
Accumulated deficit	(175,026)	(160,930)
Accumulated other comprehensive loss	(648)	(710)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ equity	(52,605)	(54,132)
Total liabilities and shareholders’ deficit	$27,149	$38,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Amounts have been reclassified from the audited December 31, 2006 consolidated balance sheet to reflect assets and liabilities held for sale in relation to the Company’s discontinued operations. (see note 1)

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended June 30,
	2007	2006

Net sales	$624	$489
Cost of sales	374	407
Gross profit	250	82

Sales and marketing expenses	543	1,512
General and administrative expenses	1,324	1,971
Research and development costs	419	497
Income (loss) from operations	(2,036)	(3,898)
Gain (loss) on extinguishment of debt	253	106
Interest income (expense), net	(957)	(48)
Gain (loss) on derivative financial instruments	1,122	11,026

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,618)	7,186

DISCONTINUED OPERATIONS (Note 4)
Income (loss) from operations of discontinuing operations	(722)	(2,053)
Income (loss) from disposal of 12 Snap	(257)	---
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(979)	(2,053)

NET INCOME (LOSS)	(2,597)	5,133

Accretion of dividends on convertible preferred stock	(428)	(479)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,025)	4,654

Comprehensive Loss:
Net income (loss)	(2,597)	5,133
Other comprehensive income (loss):
Unrealized gain/(loss) on marketable securities	(17)	114
Foreign currency translation adjustment	96	(320)

COMPREHENSIVE INCOME (LOSS)	$(2,518)	$4,927

Income (loss) per share from continuing operations--basic and diluted	$(0.00)	$0.01
Income (loss) per share from discontinued operations--basic and diluted	$(0.00)	$(0.00)
Net income (loss) per share--basic and diluted	$(0.00)	$0.01

Weighted average number of common shares--basic	892,526,955	632,402,254

Weighted average number of common shares---diluted	892,526,955	799,536,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Six Months Ended June 30,
	2007	2006

Net sales	$1,023	$687
Cost of sales	687	537
Gross profit	336	150

Sales and marketing expenses	1,402	2,706
General and administrative expenses	3,764	3,329
Research and development costs	925	982
Income (loss) from operations	(5,755)	(6,867)
Gain (loss) on extinguishment of debt	253	(1,858)
Interest income (expense), net	(2,655)	(31)
Gain (loss) on derivative financial instruments	(2,386)	15,794

INCOME (LOSS) FROM CONTINUING OPERATIONS	(10,543)	7,038

DISCONTINUED OPERATIONS (Note 4)
Income (loss) from operations of discontinued operations	(3,296)	(3,223)
Income (loss) from disposal of 12 Snap	(257)	---
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3,553)	(3,223)

NET INCOME (LOSS)	(14,096)	3,815

Accretion of dividends on convertible preferred stock	(861)	(616)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(14,957)	3,199

Comprehensive Income (Loss):
Net income (loss)	(14,096)	3,815
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(43)	263
Foreign currency translation adjustment	105	(542)

COMPREHENSIVE INCOME (LOSS)	($14,034)	$3,536

Income (loss) per share from continuing operations--basic and diluted	$(0.01)	$0.01
Income (loss) per share from discontinued operations--basic and diluted	$(0.00)	$(0.00)
Net income (loss) per share--basic and diluted	$(0.01)	$0.01

Weighted average number of common shares--basic	789,247,203	580,485,463

Weighted average number of common shares--diluted	789,247,203	757,912,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Gain (loss) from continuing operations	($10,543)	$7,038
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	487
(Gain) loss on early extinguishment of debt	(253)	1,858
Change in fair value from revaluation of warrants and embedded conversion features	2,386	(15,794)
Stock-based compensation expense	1,661	1,770
Interest expense related to convertible debt	1,245	—
Increase in value of life insurance policies	(62)	(9)

Changes in operating assets and liabilities
Trade and other accounts receivable	(110)	(655)
Inventories	(200)	3
Prepaid expenses and other current assets	(84)	(511)
Accounts payable and accrued liabilities	471	(381)
Deferred revenue and other current liabilities	(347)	1,655
Net cash used in operating activities	(5,264)	(4,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of (paid to acquire) CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash acquired	1,100	(13,867)
Acquisition of property and equipment	(15)	(272)
Acquisition of patents and other intangible assets	—	(11)
Advances to discontinued subsidiaries Micro Paint, 12Snap, Telecom Services, Mobot, and Sponge	(2,219)	(2,792)
Acquisition related costs	—	(164)
Payment of purchase price guarantee obligations	(2,484)	—
Amounts received (issued) under notes receivable	450	(500)
Net cash used in investing activities	(3,168)	(17,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under convertible debt instrument, net of fees of $781 in 2007	6,678	—
Repayments on notes payable and convertible debt instrument	(1,015)	(387)
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006	—	210
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	—	14,066
Net proceeds from exercise of stock options and warrants	17	8,316
Net cash provided by financing activities	5,680	22,205

EFFECT OF EXCHANGE RATE CHANGES ON CASH FOR CONTINUING OPERATIONS	90	(1,094)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(2,662)	(1,034)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,813	1,704

CASH AND CASH EQUIVALENTS, END OF PERIOD	$151	$670

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$401	$48
Supplemental disclosure of investing and financing activities:
Unrealized gain (loss) on marketable securities	(43)	263
Fair value of 258,620,948 shares issued to satisfy purchase price guarantee obligations	12,721	—
Prepaid acquisition costs applied to purchase price	—	168
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C Convertible Preferred Stock	—	594
Carrying value of promissory note and accrued interest paid in exchange for Series C Convertible Preferred Stock	—	(3,208)
Fair value of shares issued to acquire CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	—	46,964
Change in net assets resulting from acquisitions of CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	—	62,656
Accretion of dividends on Series C Convertible Preferred Stock	433	616
Fair value of outstanding warrants reclassified to liabilities	—	13,884
Portion of change in fair value of outstanding warrants converted to liabilities recorded to paid-in capital	—	3,790
Initial fair value of Series C Convertible Preferred Stock (host instrument only)	—	4,908
Deferred stock-based financing costs associated with Series C Convertible Preferred Stock	—	3,198
Difference between net proceeds and recorded fair value of Series C Convertible Preferred Stock	—	4,041
Advance receivable from Mobot, Inc. forgiven upon acquisition	—	1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries (“NeoMedia” or the “Company”). The condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the condensed consolidated financial position of NeoMedia as of June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three and six month periods ended June 30, 2007 was $2,597,000, and $14,096,000, respectively. Net cash used in operations for the six months ended June 30, 2007 was $5,264,000, and net cash used for discontinued operations (including operating, investing, and financing activities, as well as effect of exchange rates on cash for discontinued subsidiaries) was $2,219,000. NeoMedia also has an accumulated deficit of $175,026,000, and a working capital deficit of $67,306,000 as of June 30, 2007, of which $24,112,000 relates to the fair value of derivative financial instruments.

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

During the first quarter of 2006, NeoMedia acquired 12Snap AG (“12Snap”) of Munich, Sponge Ltd. (“Sponge”) of London, Gavitec AG of Aachen, Germany (“Gavitec”), Mobot, Inc. (“Mobot”) of Lexington, Massachusetts, and BSD Software, Inc. of Calgary, Canada (“BSD”), and wound down its NCIS business unit. As a result, during the year ended December 31, 2006, NeoMedia operated under the following three business units:

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

During August 2006, NeoMedia announced that it intended to sell its MicroPaint Repair business. During the fourth quarter of 2006, NeoMedia divested of its Mobot and Sponge subsidiaries. During January 2007, NeoMedia made the strategic decision with respect to its corporate structure in 2007 and beyond, deciding to shed its remaining non-core 12Snap and NTS business units to focus on the area that management believes will deliver the most value - the core code-reading business. During April 2007, NeoMedia sold the 12Snap business.

As a result of the divestitures of 12Snap, Mobot and Sponge, and the proposed divestitures of MicroPaint Repair and NeoMedia Telecom Services, beginning in the first quarter of 2007 NeoMedia evaluated its business as one consolidated business, focusing on its core code-reading business and related intellectual property.

For purposes of these financial statements, NeoMedia Micro Paint Repair, NeoMedia Telecom Services, 12Snap, Sponge, and Mobot are considered discontinued operations as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006. NeoMedia Micro Paint Repair, NeoMedia Telecom Services, 12Snap, Sponge, and Mobot qualified as separate operating business units because they (i) engaged in business activities that earned revenues and incurred expenses, (ii) had operating results that were regularly reviewed by decision makers for the purposes of allocating resources to the segment, and (iii) had separate discreet financial information.

Reclassifications and Other

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation, most notably, net sales were formerly reported as separate line items “Technology license, service and products,” and “Micro Paint Repair Products and Services.” As a result of the winding down of the former NCIS business unit and the proposed sale of the MicroPaint Repair business unit, revenue from continuing operations now consists of license revenue and is being reported under the caption “Net sales.”

In addition, due to the Company’s decision to sell the Telecom Services and Micro Paint Repair business units, and the completed divestitures of 12Snap, Mobot and Sponge, results of operations from each of these units have been reclassified under the caption “Discontinued Operations” for all periods shown on the accompanying condensed consolidated statement of operations, and assets and liabilities relating to these units are combined into the captions “Assets held for sale” and “Liabilities held for sale,” respectively, on the accompanying condensed consolidated balance sheet. Additionally, the statements of cash flows for the six months ended June 30, 2006 have been reclassified to exclude the cash flows of the discontinued business units.

While preparing the Company’s quarterly report on form 10-Q for the second quarter of 2007, the Company became aware of amounts that were incorrectly reported in it’s 2006 forms 10-Q and 10-K for the third quarter of 2006 and year end 2006, respectively. This issue has been reviewed by the Company pursuant to the SEC Staff Accounting Bulleting No. 99 and the FASB Statement of Financial Accounting Standards No. 154, and determined to be not material to the 2006 financial reports. The Company further determined that the correction of the prior year misstatement in the current year financial reports would be material to the current year financial statements. Pursuant to the SEC Staff Accounting Bulleting No. 108 (“SAB 108”), the Company has corrected its December 31, 2006 consolidated audited balance sheet presented in this second quarter 2007 10-Q filing to reflect the corrected amounts. Pursuant to SAB 108, correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The year end December 31, 2006 amounts adjusted are a reduction of Derivative Liabilities of $402,000, an increase to Additional Paid-In Capital of $1,370,000, and an increase to Accumulated Deficit of $968,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies were not applicable as of the filing of the Company’s last annual report for the year ended December 31, 2006. For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as interest expense.

Revenue Recognition

NeoMedia derives revenues from the following sources:  (1) license revenues relating to patents and internally-developed software, (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation, and (3) sales from its proprietary Micro Paint Repair solution.

(1)
Technology license fees, including intellectual property licenses, represent revenue from the licensing of NeoMedia’s proprietary software tools and applications products.  NeoMedia licenses its development tools and application products pursuant to non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by the American  Institute  of  Certified  Public  Accountants  ("AICPA")  Statement of Position 97-2 "Software Revenue  Recognition" ("SOP 97-2"), as amended, and Statement of Position 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.”.  License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable.  The Company defers revenue related to license fees for which amounts have been collected but for which revenue has not been recognized in accordance with the above, and recognizes the revenue over the appropriate period.

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

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s subsidiaries Sponge (sold during 2006) and 12Snap (sold during 2007) follow this policy. Telecom revenues from NeoMedia’s subsidiary BSD are recognized at the time that calls are accepted by the clearinghouse for billing to customers on a net basis, based on guidance in EITF 99-19. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

(4)
Revenue for licensing and exclusivity on NeoMedia’s MicroPaint Repair systems is recognized equally over the term of the contract, which is currently one year.  A portion of the initial fee paid by the customer is allocated to licensing, training costs and initial products sold with the system. Revenue is recognized upon completion of training and shipment of the products, provided there is VSOE in a multiple element arrangement.  Ongoing product and service revenue is recognized as products are shipped and services performed.  The Company defers revenue related to micro paint repair licensing for which amounts have been invoiced and/or collected and revenue is then recognized over the estimated contract period, which is currently one year.

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

FAS 155 is effective for fiscal years beginning after September 15, 2006. The Company has adopted FAS 155 on an individual instrument basis and is currently applying FAS 155 to certain of its debt obligations. The Company will evaluate and determine on a case by case basis whether to apply FAS 155.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. NeoMedia applied the provisions of SAB 108 with the preparation of NeoMedia’s annual financial statements for the calendar year ending December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company’s financial statements for the three and six month periods ending June 30, 2007.

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

In December 2006, FASB Staff Position No. EITF 00-19-2 was issued. This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company follows the guidance in FSP 00-19-2 in assessing its liabilities related to the liquidated damages arising from the Company’s default position on the convertible financing arrangements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06−11, "Accounting for Income Tax Benefits of Dividends on Share−Based Payment Awards" ("EITF 06−11"). EITF 06−11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non−vested equity−classified employee share−based payment awards as an increase to additional paid−in capital. EITF 06−11 is effective for fiscal years beginning after September 15, 2007. While the Company is currently evaluating the provisions of EITF 06−11, the adoption is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06−7, “Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06−7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00−19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00−19 to be classified in stockholders' equity. Under EITF No. 06−7, when an embedded conversion option previously accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No. 06−7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06−7. The adoption of EITF 06−7 did not have a material impact on our financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06−6, Application of EITF Issue No. 05−7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ’ (“EITF 06−6”). EITF 06−6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96−19. The Company does not expect the adoption of EITF 06−6 to have a material impact on its consolidated financial position, results of operations or cash flows.

On January 1, 2007, the Company adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06−2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06−2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF Issue No. 06−2 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06−1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End−Customer to Receive Service from the Service Provider. EITF Issue No. 06−1provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. This issue is effective for our annual reporting period ending December 31, 2007. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We are in the process of evaluating the impact of this issue on our consolidated financial statements. The Company does not expect the adoption of EITF 06−1 to have a material impact on its consolidated financial position, results of operations or cash flows.

3. ACQUISITIONS

On February 17, 2006, NeoMedia acquired all of the outstanding shares of Mobot in exchange for $3,500,000 cash and $6,500,000 in stock, represented by 16,931,493 shares of NeoMedia common stock. On February 23, 2006, NeoMedia acquired all of the outstanding shares of Sponge in exchange for $6,141,000 cash and £6,550,000 in stock (approximately $13.1 million at the time of the agreement), represented by 33,097,135 shares of NeoMedia common stock. On February 23, 2006, NeoMedia acquired all of the outstanding shares of Gavitec in exchange for $1,800,000 cash and $5,200,000 in stock, represented by 13,660,511 shares of NeoMedia common stock. On February 28, 2006, NeoMedia acquired all of the outstanding shares of 12Snap in exchange for $2,500,000 cash and $19,500,000 in stock, represented by 49,294,581 shares of NeoMedia common stock. On March 21, 2006, NeoMedia acquired BSD for 7,123,698 shares of NeoMedia common stock.

On November 14, 2006, NeoMedia divested of 92.5% of its ownership interest in Mobot. On December 6, 2006, NeoMedia sold 82% of its ownership interest in Sponge. On April 4, 2007, NeoMedia divested of 90% of its ownership interest in 12Snap.

The consolidated statements of operations presented herein reflect the results of these acquired subsidiaries as follows: Mobot results are included from February 18, 2006 through December 6, 2006 under the caption “Loss from discontinued operations”; Sponge results are included from February 24, 2006 through November 14, 2006 under the caption “Loss from discontinued operations”; 12Snap results are included from February 24, 2006 through April 4, 2007 under the caption “Loss from discontinued operations”; BSD results are included from March 22, 2006 through June 30, 2007 under the caption “Loss from discontinued operations”; and Gavitec results are included in NeoMedia’s consolidated results from continuing operations from February 24, 2006 through June 30, 2007. Pro-forma results of operations are presented at the end of this Note 3.

The following disclosures reflect activity related to acquisitions since the filing of NeoMedia’s last annual report for the year ended December 31, 2006. For a complete discussion of the Company’s acquisition activity, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Gavitec

The acquisition agreement between NeoMedia and Gavitec stipulated that, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.389, NeoMedia was obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares became saleable and $0.389. On January 23, 2007, NeoMedia entered into an agreement with the former shareholders of Gavitec, whereby this purchase price obligation was to be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007 (subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $481,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007. NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007. Accordingly, as of June 30, 2007, the balance on the accrual was $268,000, representing the remaining interest payments which are past due and have not been paid.

12Snap

During the first quarter of 2007, NeoMedia initiated an action plan to sell its 12Snap business. During the three months ended March 31, 2007, and the year ended December 31, 2006, NeoMedia recorded impairment charges of $2,467,000 and $18,327,000, respectively, to adjust the carrying value of the 12Snap asset group to the expected net proceeds from the sale of the assets. Prior to the impairment charge, the asset group consisted primarily of goodwill and other intangible assets recorded upon purchase of 12Snap by NeoMedia during the first quarter of 2006. In connection with its decision to sell the 12Snap business in the first quarter of 2007, NeoMedia revised its expected cashflow to reflect the estimated net cash proceeds that the Company anticipated receiving in a sale transaction. The operations of 12Snap are classified as discontinued operations during the three and six months ended June 30, 2007 and 2006. The criteria for discontinued operations classification were met during the three and six months ended June 30, 2007. (See Note 4)

Pursuant to the terms of the original purchase agreement, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3956, NeoMedia was obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares became saleable and $0.3956. On February 22, 2007, the shares became eligible for resale under Rule 144. The actual calculated purchase price obligation to NeoMedia based on the volume weighted average closing price of NeoMedia common stock for the ten days up to and including February 22, 2007 was $16,233,000. Because the amount of the purchase price guarantee became measurable and highly probable of occurrence beyond a reasonable doubt, as of December 31, 2006, NeoMedia reduced the fair value of the initial stock consideration by the amount of the contingency. On March 19, 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of a portion of the purchase price obligation totaling $9,427,000. Additionally, NeoMedia has made cash payments against the liability totaling $372,000, and further reduced the balance through the forgiveness of $1,760,000 of the obligation in connection with the sale of 12Snap. The balance on the purchase price obligation as of June 30, 2007 was $4,684,000, which includes $8,000 in accrued interest. The Company is currently negotiating payment terms for the balance of the obligation.

On April 4, 2007, NeoMedia reached an agreement with Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer acquired from NeoMedia 90% of the shares of 12Snap, pursuant to the following material terms:

•	$1,100,000 was paid by the Buyer to the Company in cash at closing, of which $1,015,000 was applied toward amounts owed to silent partners of 12Snap

•	$500,000 was placed into an escrow account for 90 days to secure warranty claims;

•	Buyer waived his portion of the purchase price guarantee obligation in the amount of $880,000;

•	Buyer returned to NeoMedia 2,525,818 NeoMedia shares previously issued to the Buyer;

•	12Snap management waived their portion of the purchase price guarantee obligation in the amount of $880,000;

•	12Snap management returned to NeoMedia 5,225,039 shares of NeoMedia common stock previously issued to 12Snap management;

•
NeoMedia retained a 10% ownership in 12Snap, subject to an option agreement pursuant to which NeoMedia has the right to sell and Buyer has the right to acquire the remaining 10% stake held by NeoMedia for a purchase price of $750,000 after December 31, 2007; and

•
12Snap and NeoMedia will execute a cooperation agreement pursuant to which 12snap will remain a NeoMedia preferred partner and enjoy most favored prices, and 12snap will perform certain research and development functions for NeoMedia.

NeoMedia recorded impairment charges of $0 and $2,467,000 during the three and six months ended June 30, 2007, respectively, to adjust the carrying value of 12Snap’s assets to the final fair market value. As prescribed by Statement of Financial Accounting Standards No. 52, NeoMedia realized a loss on the disposal of 12 Snap in the three and six months ended June 30, 2007, in the amount of $257,000.

Pro Forma Financial Information (Unaudited)

Pro-forma results of operations as if NeoMedia was combined with Gavitec as of January 1, 2006 are as follows:

					Loss		Weighted
			Loss		per Share		Average
	Total		from		from		Common
	Net		Continuing		Continuing		Shares
	Sales		Operations		Operations		Outstanding

Six Months Ended June 30, 2006
NeoMedia	$687		$7,038		$0.01		580,485,463
Gavitec	486		(565)
Pro forma adjustments	(397)	(A)	422	(A)	$0.00	(A)(B)	20,224,490	(B)
Pro forma combined	$776		$6,895		$0.00		600,709,953
_________________

Basis of Presentation: NeoMedia acquired Mobot, Sponge, Gavitec, 12Snap, and BSD during the first quarter of 2006. During November and December 2006, NeoMedia divested of Mobot and Sponge. During April 2007, NeoMedia divested of 12Snap. During the first quarter of 2007, NeoMedia decided to sell its Telecom Services business, comprised of the operations of BSD. Because the results of BSD, 12Snap, Mobot, and Sponge have already been removed from NeoMedia's continuing operations and classified as discontinued operations for the six months ended June 30, 2006, these entities have not been included in the pro forma results shown above. However, the pro forma shares issued as consideration for the acquisitions of Gavitec, 12Snap, and BSD are reflected in the pro forma loss per share and weighted average common shares outstanding. The pro forma shares issued as consideration for the acquisitions of 12Snap, Mobot and Sponge, and NeoMedia shares returned in the sale of Sponge, are not reflected in the pro forma weighted average common shares outstanding, since for pro forma purposes the acquisition and disposal transactions are assumed to have occurred on January 1, 2006. Since the results of Gavitec were included in NeoMedia’s consolidated financial results for the entire three and six month periods ended June 30, 2007, and the entire three month period ended June 30, 2006, separate pro forma results are not presented for these periods.

(A) Adjustment is to reflect operations of Gavitec from February 23, 2006 (closing date of acquisition) through June 30, 2006, and to reflect amortization of Gavitec intangible assets for the period January 1, 2006 through February 23, 2006. Results of operations for Gavitec from February 23, 2006 through June 30, 2006 are included in NeoMedia's operations for the six months ended June 30, 2006.

(B) Adjustment for shares that would have been issued in connection with the acquisitions of Gavitec and BSD if they had occurred on January 1, 2006. The adjustment between the reported and the pro forma number of weighted average shares outstanding is caused by (i) the weighting of the pro forma shares for the six months ended June 30, 2006, whereas in the reported number the shares were only outstanding from the closing date of each acquisition through June 30, 2006, and (ii) the number of pro forma shares being higher than the actual shares issued due to a lower stock price on the pro forma date of issuance than the actual date of issuance. Using the stock price around January 1, 2006, the pro forma number of shares that would have been issued was:

	Gavitec	BSD	Total

Total stock consideration	$5,400,000	$2,279,263	$7,679,263

Stock price on pro forma acquisition date	$0.290	$0.290

Pro forma number of consideration shares	18,620,690	7,859,527	26,480,217

Tax Implications of Acquisitions

For income tax purposes, amounts assigned to particular assets acquired and liabilities assumed in the business combinations are different than amounts used for financial reporting. The differences in assigned values for financial reporting and tax purposes result in temporary differences. In applying SFAS 109, “Accounting for Income Taxes”, the Company is required to recognize the tax effect of these temporary differences and, accordingly, a deferred tax liability has been recognized. The Company determined that it’s pre-existing and acquired deferred tax assets, and those acquired, including those subject to limitations, were more likely than not to be realized to offset the deferred tax liability. In most cases the reduction in the valuation allowance resulted in an asset and was used to offset the deferred tax liability arising from the business combinations, pursuant to SFAS 109. A deferred tax liability was recognized where a net liability remained.

In addition, the acquisitions of Sponge, Gavitec, 12Snap, and BSD involve a change of control of foreign entities, and as a result any net operating loss carryforward in existence prior to the acquisition may have limited or no use for NeoMedia.

Intangible Assets

As of June 30, 2007, NeoMedia had intangible assets used in its continuing operations with original historical cost as follows:

	(US dollars in thousands)
	Gavitec	Other	Total
Proprietary Software	$4,600	$763	$5,363
Copyrighted Materials	64	---	64
Patents	---	4,888	4,888
Total	$4,664	$5,651	$10,315

As of June 30, 2007, accumulated amortization on NeoMedia's intangible assets used in its continuing operations was:

	(US dollars in thousands)
	Gavitec	Other	Total
Proprietary Software	$886	$707	$1,593
Copyrighted Materials	20	---	20
Patents	---	2,199	2,199
Total	$906	$2,906	$3,812

As of June 30, 2007, the carrying value of NeoMedia's intangible assets used in its continuing operations was:

	(US dollars in thousands)
	Gavitec	Other	Total
Proprietary Software	$3,714	$56	$3,770
Copyrighted Materials	44	---	44
Patents	---	2,689	2,689
Total	$3,758	$2,745	$6,503

Estimated future amortization expense on NeoMedia’s intangible assets is expected to be:

	(US dollars in thousands)
	Proprietary Software	Copyrighted Materials	Patents	Total
2007 (remaining 6 months)	$297	$5	$150	$452
2008	635	11	295	941
2009	604	11	284	899
2010	602	11	264	877
2011	602	3	245	850
Thereafter	1,030	3	1,451	2,484
Total	$3,770	$44	$2,689	$6,503

It is important to note that actual amortization expense could differ materially from the table due to subjective factors such as changes in assumptions of useful lives or impairment charges. The weighted average remaining life for the intangible assets was approximately 7.2 years as of June 30, 2007.

As of June 30, 2007, the following intangible assets relating to discontinued operations were included in “Assets held for sale” on the accompanying consolidated balance sheet:

	(US dollars in thousands)
	Telecom Services	Micro Paint Repair	Total
Customer Contracts, net	$1,084	$54	$1,138
Proprietary Software, net	---	7	7
Brand Name, net	---	---	---
Copyrighted Materials, net	108	23	131
Patents, net	---	1,318	1,318
Goodwill, net	4,402	1,068	5,470
Total	$5,594	$2,470	$8,064

Goodwill

As of June 30, 2007, goodwill consisted of $3,418,000 associated with NeoMedia’s acquisition of Gavitec. As of June 30, 2007, NeoMedia also had recorded goodwill in the amount of $1,068,000 and $4,402,000 relating to its Micro Paint Repair and Telecom Services businesses, respectively, that are held for sale. These amounts are included in “Assets held for sale” on the accompanying consolidated balance sheet.

4. DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

MicroPaint Repair Business Unit

During August 2006, NeoMedia decided to sell its MicroPaint Repair business unit. The Company is currently in the process of negotiating with a potential buyer with respect to the sale.

NeoMedia has analyzed the pertinent facts of the proposed disposition with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria have been met and continue to be met as of the date of this filing. Accordingly, NeoMedia is reporting the operating results of the MicroPaint Repair business unit as Discontinued Operations, and the assets and liabilities as Held for Sale for all periods presented in this filing. Assets Held for Sale are not depreciated or amortized.

Sponge and Mobot Businesses

In the fourth quarter of 2006, NeoMedia disposed of two subsidiaries, Sponge and Mobot. All assets and liabilities associated with these two subsidiaries were disposed of in their respective sales and removed from NeoMedia’s consolidated balance sheet. In accordance with SFAS 144, NeoMedia is reporting the operating results of these two subsidiaries as Discontinued Operations for all periods presented in this filing. NeoMedia has analyzed the applicable accounting literature found in the SEC Staff Accounting Bulletin (SAB) Topic 5E, Accounting Principles Board (“APB”) Opinion 29, APB 18, Statement of Financial Accounting Standards (SFAS) 141, SFAS 144, and Emerging Issues Task Force (“EITF”) issue 01-2, and determined that the criteria for reporting the disposal of a business and reporting of discontinued operations have been met.

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

Telecom Services Business

In connection with its January 2007 decision to focus on its core code-reading business, the Company also decided to sell the NeoMedia Telecom Services business unit. NeoMedia has analyzed the pertinent facts of the proposed transaction with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria were met as of June 30, 2007 and continue to be met. Accordingly, NeoMedia is reporting the operating results of the NeoMedia Telecom Services business unit as Discontinued Operations, and the assets and liabilities as Held for Sale for all periods presented in this filing. Assets Held for Sale are not depreciated or amortized.

The operating results of the MicroPaint Repair, Sponge, Mobot, 12Snap, and Telecom Services businesses classified as discontinued operations for the three and six month periods ended June 30, 2007 and 2006 are shown in the following table. These results include a gain on extinguishment of debt realized by Telecom Services in the amount of $0 and $265,000 in the three and six months ended June 30, 2007, respectively, and impairment charges to reduce 12Snap assets to their fair market value in the amount of $0 and $2,467,000 in the three and six months ended June 30, 3007 respectively. As prescribed by Statement of Financial Accounting Standards No. 52, NeoMedia realized a loss on the disposal of 12 Snap in the three and six months ended June 30, 2007, in the amount of $257,000. There is no tax expense or benefit to report due to NeoMedia’s net operating loss carry forward tax position.

	(US dollars in thousands)
	Three months ended June 30, 2007 (unaudited)
	Micro Paint Repair	Telecom	12 Snap	Mobot	Sponge		Total
Net Sales	$390	$512	---	---	$	---	$902
Income (Loss) from discontinued operations	$(618)	$13	$(348)	$(12)		$(14)	$(979)

	Six months ended June 30, 2007 (unaudited)
	Micro Paint Repair	Telecom	12 Snap	Mobot	Sponge	Total
Net Sales	$716	$814	$2,621	---	---	$4,151
Income (Loss) from discontinued operations	$(1,209)	$10	$(2,302)	$(23)	$(29)	$(3,553)

	Three months ended June 30, 2006 (unaudited)
	Micro Paint Repair	Telecom	12 Snap	Mobot	Sponge	Total
Net Sales	$401	$515	$2,225	$134	$420	$3,695
Income (Loss) from discontinued operations	$(756)	$151	$(770)	$(412)	$(266)	$(2,053)

	Six months ended June 30, 2006 (unaudited)
	Micro Paint Repair	Telecom	12 Snap	Mobot	Sponge	Total
Net Sales	$778	$542	$3,121	$191	$711	$5,343
Income (Loss) from discontinued operations	$(1,207)	$(278)	$(826)	$(694)	$(218)	$(3,223)

The assets and liabilities of the MicroPaint Repair, 12Snap, and Telecom Services businesses classified as held for sale are shown in the following table. There are no assets or liabilities associated with the Sponge or Mobot subsidiaries as of the balance sheet dates of June 30, 2007 or December 31, 2006.

As of June 30, 2007 (unaudited)	(US dollars in thousands)
	Micro	Telecom
	Paint Repair	Services	12 Snap		Total
ASSETS
Current assets:
Cash & Cash Equivalents	$101	$49	$	---	$150
Trade Accounts Receivable, net	173	1,850		---	2,023
Inventory	328	---		---	328
Prepaid expenses and other current assets	47	13		---	60
Total Current Assets	649	1,912		---	2,561

Leasehold improvements and property and equipment, net	139	56		---	195
Goodwill and other intangible assets, net	2,470	5,594		---	8,064
Total Assets Held for Sale	$3,258	$7,562	$	---	$10,820

LIABILITIES
Current Liabilities:
Accounts Payable	$66	$1,821	$	---	$1,887
Accrued expenses	47	12		---	59
Taxes Payable	7	1,143		---	1,150
Deferred revenue & Other	271	79		---	350
Total Liabilities Held for Sale	$391	$3,055	$	---	$3,446

As of December 31, 2006	(US dollars in thousands)
	Micro Paint Repair	Telecom Services	12 Snap	Total
ASSETS
Current assets:
Cash & Cash Equivalents	$81	$72	$721	$874
Trade Accounts Receivable, net	196	1,577	1,842	3,615
Inventory	154	---	---	154
Prepaid expenses and other current assets	36	12	407	455
Total Current Assets	467	1,661	2,970	5,098

Leasehold improvements and property and equipment, net	135	48	200	383
Goodwill and other intangible assets, net	2,470	5,593	5,876	13,939
Total Assets Held for Sale	$3,072	$7,302	$9,046	$19,420

LIABILITIES
Current Liabilities:
Accounts Payable	$25	$1,854	$640	$2,519
Accrued expenses	22	6	2,144	2,172
Taxes Payable	8	1,037	---	1,045
Deferred revenue & Other	352	73	4,096	4,521
Total Liabilities Held for Sale	$407	$2,970	$6,880	$10,257

Inventory included in assets held for sale is as follows:

(US dollars in thousands)	June 30,	December 31,
	2007(unaudited)	2006
Raw materials	$190	$90
Work-in-process	-	-
Finished goods	138	64
Total	$328	$154

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

As of June 30, 2007, NeoMedia had recorded goodwill in the amount of $1,068,000 and $4,402,000 relating to its MicroPaint Repair and Telecom Services businesses, respectively, that are held for sale. These amounts are included in “Assets held for sale” on the accompanying consolidated balance sheet.

5. FINANCING

The following disclosures reflect a summary of the Company’s outstanding convertible securities, as well as activity related to financing transactions since the filing of NeoMedia’s last annual report for the year ended December 31, 2006. For a complete discussion of the Company’s financing activity, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. NeoMedia currently has four outstanding convertible securities, each held by Cornell Capital Partners.

Series C Convertible Preferred Stock

NeoMedia has outstanding Series C convertible preferred stock in the aggregate amount of $22,000,000. The Series C convertible preferred stock is convertible into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.50 per share, or 97% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that Cornell Capital Partners cannot exceed 4.99% ownership of NeoMedia. The Series C convertible preferred stock has voting rights on an “as converted” basis, meaning the Purchaser is entitled to vote the number of shares of common stock into which the 8% cumulative Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders.

On November 29, 2006, the Purchaser exercised the conversion of 378 shares of the Series C convertible preferred stock for 6,631,579 shares of NeoMedia’s common stock, leaving a balance of 21,622 shares of Series C convertible preferred stock outstanding. On June 19, 2007, the Purchaser exercised the conversion of 245 shares of the Series C convertible preferred stock for 8,781,362 shares of NeoMedia’s common stock, leaving a balance of 21,377 shares of the Series C convertible preferred stock outstanding.

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

In connection with the Series C convertible preferred stock, NeoMedia also entered into a Registration Rights Agreement with Cornell Capital Partners that requires NeoMedia to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. NeoMedia failed to meet the registration requirements, and accordingly is subject to liquidated damages amounting to 1% of the outstanding amount of Series C preferred stock per month, not to exceed $1,200,000. On March 27, 2007, NeoMedia paid $882,000 of liquidated damages from the proceeds of a secured convertible debenture entered into on that date.

$5 Million Secured Convertible Debenture - August 2006

NeoMedia has outstanding a 10% secured convertible debenture in the aggregate amount of $5,000,000, entered into on August 24, 2006 (the “August Debenture”). The August Debenture is convertible into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.15 per share, or 90% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that Cornell Capital Partners cannot exceed 4.99% ownership of NeoMedia. The August Debenture is secured by all of NeoMedia’s assets.

In connection with the August Debenture, NeoMedia also entered into a Registration Rights Agreement with Cornell Capital Partners that required NeoMedia to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. NeoMedia failed to meet the registration requirements, and accordingly is subject to liquidated damages amounting to 2% of the outstanding amount of the August Debenture per month, not to exceed $1,000,000. On March 27, 2007, NeoMedia paid $430,000 of liquidated damages from the proceeds of a secured convertible debenture entered into on that date.

$2.5 Million Secured Convertible Debenture - December 2006

NeoMedia has outstanding a 10% secured convertible debenture in the aggregate amount of $2,500,000, entered into on December 29, 2006 (the “December Debenture”). The December Debenture is convertible into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.06 per share, or 90% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that Cornell Capital Partners cannot exceed 4.99% ownership of NeoMedia. The December Debenture is secured by all of NeoMedia’s assets.

In connection with the December Debenture, NeoMedia also entered into a Registration Rights Agreement with Cornell Capital Partners that required NeoMedia to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. NeoMedia failed to meet the registration requirements, and accordingly is subject to liquidated damages amounting to 2% of the outstanding amount of the December Debenture per month, not to exceed $500,000.

$7.5 Million Secured Convertible Debenture - March 2007

NeoMedia has outstanding a 13% secured convertible debenture in the aggregate amount of $7,459,000, entered into on March 27, 2007 (the “March Debenture”). The March Debenture is convertible into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that Cornell Capital Partners cannot exceed 4.99% ownership of NeoMedia. The March Debenture is secured by all of NeoMedia’s assets.

In connection with the March Debenture, NeoMedia also entered into a Registration Rights Agreement with Cornell Capital Partners that requires NeoMedia to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. The registration statement must be filed within 120 days of receipt of notice from Cornell Capital Partners. No such notice has been issued as of the date of this filing.

The March Debenture, at the option of the holder, affords the purchaser anti-dilution protection should, at any time while the March Debenture is outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible debenture shall be reduced to the lower price.

Under the terms of the purchase agreement entered into in connection with the March Debenture, the purchaser also received warrants to purchase an aggregate of up to 125,000,000 shares of common stock. The warrants are exercisable at a price of $0.04 per share, subject to adjustment, including under anti-dilution protection similar to that described above. The warrants have a five-year contractual life. The warrants do not contain a forced exercise attribute similar to previously issued warrants. The warrants contain a provision that, if at the time of exercise, NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of the Registration Rights Agreement entered into on March 27, 2007, due to a pre-existing default on its previous financing arrangements with the Cornell Capital Partners. Such a default of the Registration Rights Agreement constitutes an event of default under the warrant agreement issued in connection with the March Debenture. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis the 125,000,000 of warrants they hold that were issued in connection with the March Debenture.

At the inception date of March 27, 2007, the components of the March Debenture were allocated as follows:

Instrument:
Convertible debenture	$10,836,000
Common stock warrants (1)	5,638,000
Payment of liquidating damages (2)	(1,312,000)
Payment of interest due(3)	(366,000)
Derivative loss	(9,015,000)
Interest expense(4)	(781,000)
Total gross proceeds	$5,000,000

(1)	The Company issued warrants to purchase aggregate 125,000,000 shares of common stock in connection with the March Debenture, as described above.
(2)	Liquidating damages arising from the February 2006 preferred financing arrangement and the August Debenture were paid from the proceeds in the amount of $1,312,000.
(3)	Interest payments of $366,000 toward the August Debenture and the December Debenture were made from the proceeds of the March Debenture..
(4)	Due to the default status, the financing costs of $781,000 were expensed to interest expense.

Warrants

In addition, Cornell Capital Partners also hold warrants to purchase shares of NeoMedia stock at various prices, as follows:
	Shares	Original	Restated
	Underlying	Exercise	Exercise
Original Issue Date	Warrant	Price	Price (1)
March 30, 2005	10,000,000	$0.20	$0.04
February 17, 2006 (2)	20,000,000	$0.50	$0.04
February 17, 2006 (2)	25,000,000	$0.40	$0.04
February 17, 2006 (2)	30,000,000	$0.35	$0.04
August 24, 2006 (2)	25,000,000	$0.15	$0.04
August 24, 2006 (2)	50,000,000	$0.25	$0.04
August 24, 2006 (2)	50,000,000	$0.20	$0.04
August 24, 2006 (2)	50,000,000	$0.05	n/a
December 29, 2006 (2)	42,000,000	$0.06	n/a
March 27, 2007	125,000,000	$0.04	n/a
Total	427,000,000
____________________

(1)	The exercise price of certain of the warrants were repriced in connection with subsequent financing arrangements.

(2)	NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

Default and Other Considerations

Each of the convertible securities described above contains consequences in case of default. Events of default which could subject the Company to penalties, damages, and liabilities as specified in the financing agreements include:

•	Any case or action of bankruptcy or insolvency commenced by the Company or any subsidiary, against the Company or adjudicated by a court against the Company for the benefit of creditors;

•	Any default in its obligations under a mortgage or debt in excess of $100,000;

•	Any cessation in the eligibility of the Company’s stock to be quoted on a trading market;

•
Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely (NeoMedia is in default of this provision with respect to the Series C convertible preferred stock , the August Debenture, and the December Debenture);

•
Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option, the warrants as described and transacted in the securities purchase agreement and accompanying documents;

•	Any failure to deliver certificates within the specified time; and

•	Any failure, by the Company, to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account on account of an event of default within 10 days of the date due.

Other material provisions of the convertible securities include the following:

•	The 8 convertible securities are convertible into common stock, at the option of Cornell Capital Partners, at any time after the effective date;

•	Conversions can be made in increments and from time to time;

•
As promptly as practicable after any conversion date and subject to an effective registration statement or an exemption from registration, the Company shall cause its transfer agent to deliver a certificate representing the converted shares, free of any legends and trading restrictions for the number of shares converted;

•	The Company will reserve and keep available authorized and unissued registered shares available to be issued upon conversion;

•	Cornell Capital Partners will not be responsible for any transfer taxes relative to issuance of shares;

•
If the Company offers, sells or grants stock at an effective per share price less than the then-effective conversion price, then the conversion price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents;

•	Without Cornell Capital Partners’ consent NeoMedia cannot:

-	issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

-
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

-	enter into any security instrument granting the holder a security interest in any of its assets of, or

-	file any registration statements on Form S-8.

•	Pursuant to security agreements between NeoMedia and Cornell Capital Partners signed in connection with the convertible debentures, the Purchaser has a security interest in all of NeoMedia’s assets.

Due to the current default status, Cornell Capital Partners has certain material rights that did not exist prior to default. Specifically, the full face value of each convertible instrument is callable, and NeoMedia is responsible for liquidated damages until the default is cured, as follows:

	Series C
	Convertible	August	December	March
	Preferred	2006	2006	2007
	Stock	Debenture	Debenture	Debenture	Total
Amount callable (face value)	$21,377,000	$5,000,000	$2,500,000	$11,300,000	$40,177,000
Liquidated damages paid March 27, 2007	$821,000	$491,000	---	---	$1,312,000
Liquidated damages accrued at June 30, 2007	$379,000	$509,000	$500,000	---	$1,388,000

In addition, the accounting for the convertible securities reflects certain specific accounting rules and regulations that are applicable under the default provision:

•
Prior to the default, NeoMedia was accreting dividends on the Series C convertible preferred stock, using the effective interest method, through periodic charges to additional paid in capital. Due to the default status, NeoMedia accreted dividends to the full fair value of the Series C convertible preferred stock during the fourth quarter of 2006.

•
Prior to the default, NeoMedia was accreting the debt discount on the August Debenture and the December Debenture, using the effective interest method, through periodic charges to interest expense. Due to the default status, during the fourth quarter of 2006, NeoMedia accreted debt discount to the full fair value of these secured convertible debentures.

•	The Series C convertible preferred stock is now reported as demand debt in the current liabilities section of the balance sheet, pursuant to the guidance outlined in SFAS 150.

•
The secured convertible debentures are reported as debt in the current liabilities section of the balance sheet rather than long term because the debenture is callable as demand debt due to the default.

Fair Value Considerations

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (“FASB 133”), the Company determined that the conversion features of the Series C convertible preferred stock, the August Debenture, and the December Debenture met the criteria of embedded derivatives and therefore the conversion features of these instruments needed to be bifurcated and accounted for as derivatives. These instruments do not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon their conversion is not fixed, and there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

Each new financing arrangement is evaluated, on an instrument basis, for the applicability of Statement of Financial Accounting Standards 155, ‘Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140’ (“FASB 155”), which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. During the evaluation of the March Debenture, the Company determined (i) the hybrid debt instrument embodied certain derivative features that were not clearly and closely related to the host debt instrument and, (ii) warrants issued in connection with the March Debenture did not meet all of the established criteria for equity classification. Additionally, the March Debenture extended a right to the holder to accelerate repayment of the debt (default put) and contains cash penalties upon the occurrence of certain contingent events. In order for contingently exercisable call and puts to be considered clearly and closely related, they can be indexed only to interest rates or credit risk, not another factor that does not possess the same risk as debt. Since the default put is indexed to other than interest rates or credit risk and it may be triggered upon events that are not within the Company’s control, it is not deemed to be clearly and closely related to the host debt instrument. The warrants did not meet all of the established criteria for equity classification provided in EITF 00-19. The Company applied the provisions of FAS 155 to the March Debenture, accordingly, the convertible instruments are being carried at their respective fair values with the changes in the fair value of the secured convertible debenture and related derivatives recorded in the statement of operations.

Freestanding derivative instruments, consisting of warrants that arose from the financings, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of June 30, 2007 are as follows:

	Series C
	Convertible	August	December	March
	Preferred	2006	2006	2007	Other
	Stock	Debenture	Debenture	Debenture	Warrants
Holder	Cornell	Cornell	Cornell	Cornell	Other
Instrument	Warrants	Warrants	Warrants	Warrants	Warrants
Exercise price	$0.04	$0.04 - $0.05	$0.06	$0.04	$0.01-$3.45
Term (years)	3.63	4.17	4.50	4.75	0.53-3.63
Volatility	95.15%	97.58%	160.61%	160.61%	95.46%-160.61%
Risk-free rate	4.89%	4.92%	4.92%	4.92%	4.82 - 4.91%

Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, the Company evaluated all significant features as required under current accounting standards, and aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FAS 133, the compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives. For financings recorded in accordance with FAS 155, the entire hybrid instrument is initially recorded at fair value and subsequent changes in fair value are recognized in earnings.

Assumptions used as of June 30, 2007 included exercise estimates/behaviors and the following other significant estimates:

	Series C
	Convertible	August	December	March
	Preferred	2006	2006	2007
	Stock	Debenture	Debenture	Debenture
Conversion prices	$0.028	$0.032	$0.026	*
Remaining terms (years)	1.6	1.2	1.5	*
Equivalent volatility	105.90%	110.20%	106.00%	*
Equivalent interest-risk adjusted rate	14.70%	9.17%	13.60%	*
Equivalent credit-risk adjusted yield rate	64.63%	36.01%	33.70%	*
* The Monte Carlo calculation is not performed under FAS155.

    Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

Current Period Accounting Considerations

Due to the Company’s default position with respect to the convertible financial instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to the respective full fair value during the fourth quarter of 2006. In addition, the March Debenture was recorded at its full fair value pursuant to FASB 155. The carrying value and fair value of each instrument as of June 30, 2007 was:

	Series C
	Convertible	August	December	March
	Preferred	2006	2006	2007
	Stock	Debenture	Debenture	Debenture
Carrying value	$21,377,000	$5,000,000	$2,500,000	$11,300,000

Derivative financial instruments arising from the issuance of convertible financial instruments are initially recorded, and continuously carried, at fair value. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met.

The following tabular presentation reflects the components of derivative financial instruments related to convertible financial instruments on the Company’s balance sheet at June 30, 2007:

	Series C
	Convertible	August	December	March
	Preferred	2006	2006	2007
	Stock	Debenture	Debenture	Debenture
(Assets) Liabilities:
Common stock warrants	$1,703,000	$4,706,000	$1,844,000	$4,050,000
Embedded conversion feature	7,424,000	1,439,000	1,912,000	---
Other warrants (1)	137,000	---	---	---
	$9,264,000	$6,145,000	$3,756,000	$4,050,000

(1) The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $14,331,000, $977,000 and $388,000 on February 17, 2006, December 31, 2006, and June 30, 2007, respectively. The decrease in fair value of these other derivative financial instruments resulted from a decrease in NeoMedia’s share price between February 17, 2006, December 31, 2006, and June 30, 2007. The change in fair value is reported as “Gain on derivative financial instruments” on the condensed consolidated statement of operations during each period. These warrants will be reclassified to stockholders’ equity when the Company reacquires the ability to share-settle the instruments.

The following table reflects the number of common shares into which the aforementioned derivative financial instruments are convertible or exercisable at June 30, 2007:

	Series C
	Convertible	August	December	March
	Preferred	2006	2006	2007	Other
	Stock	Debenture	Debenture	Debenture	Warrants
Common stock warrants	75,000,000	175,000,000	42,000,000	125,000,000	16,325,000
Embedded conversion feature (1)	852,238,535	158,730,159	95,785,441	285,772,069	---
Total	927,238,535	333,730,159	137,785,441	410,772,069	16,325,000

(1) The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature was convertible as of June 30, 2007 was calculated as the face value of each instrument, plus assumed dividends (on preferred stock only, if declared), divided by the applicable conversion price for each instrument, which ranges from 90%-97% of the lowest closing bid price for the 30 trading days preceding June 30, 2007.

Derivative income (expense) associated with adjustments recorded to reflect the aforementioned derivatives at fair value are reported as “Gain (loss) on derivative financial instruments” in the accompanying condensed consolidated statement of operations. Derivative income (expense) for the periods presented herein were:

	Series C
	Convertible	August	December	March	Other	Total
	Preferred	2006	2006	2007	Derivative	Derivative
Period	Stock	Debenture	Debenture	Debenture	Instruments	Gain (loss)
Three months ended June 30, 2007	($3,439,000)	$3,590,000	($119,000)	$1,213,000	($123,000)	$1,122,000
Three months ended June 30, 2006	$11,005,000	---	---	---	$21,000	$11,026,000

Six months ended June 30, 2007	($610,000)	$5,796,000	($18,000)	($7,428,000)	($126,000)	($2,386,000)
Six months ended June 30, 2006	$15,773,000	---	---	---	$21,000	$15,794,000

The fair value of derivative financial instruments recorded as of June 30, 2007 (unaudited) and December 31, 2006 was:

(US dollars in thousands)	June 30,	December 31,
	2007	2006
	Unaudited
Warrants and embedded conversion features in preferred stock	$9,264	$8,815
Warrants and embedded conversion features in debentures	13,951	15,679
Fair value of future payment obligation	660	564
Special preference stock of Mobot	237	359
Total derivative financial instruments	$24,112	$25,417

As of June 30, 2007 cumulative dividends earned but not declared in excess of the carrying value for the Series C convertible preferred stock were $861,000.

6. INVESTMENT IN MARKETABLE SECURITIES AND OTHER LONG-TERM ASSETS

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc. (“PUPS”) restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C convertible preferred stock, NeoMedia received marketable securities with a fair value of $579,000, of which, $200,000 represented 20,000,000 shares of PUPS common stock and $379,000 in notes designated as held to maturity. PUPS, a franchiser of retail automotive parts and accessories stores catering to the light truck market, and also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS is being recorded as available-for-sale securities and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the condensed consolidated statement of operations and comprehensive income (loss). Investment in marketable securities consist of the fair market value of the PUPS common stock of $14,000 as of June 30, 2007.

Other long term assets and investments consisted of the following as of June 30, 2007:

		Unrealized
		Holding	Impairment
		Gains	Amount	Carrying
	Cost	(Losses)	Realized	Value
Held to maturity, notes receivable PUPS[1]	$379,000	$ ---	($379,000)	$ ---
Investment in Mobot[2]	1,926,000	---	---	1,926,000
Investment in Sponge[3]	1,399,000	---	---	1,399,000
Investment in 12Snap[4]	380,000	---	---	380,000
Total	$4,084,000	$ ---	($379,000)	$3,705,000

(1)Held to maturity securities consist of four notes receivable from PUPS with a face value of $1,611,000 and a fair value of $0. NeoMedia incurred an impairment charge of $379,000 in the fourth quarter of 2006 to reduce the carrying value of the notes receivable to their expected realizable value of zero. The notes are delinquent and accrue interest at rates between 12 - 24%. NeoMedia has not recorded any interest since the Company is using the cost recovery method.
(2)Investment in Mobot consists of shares of FMS Group, representing NeoMedia’s 18% ownership of FMS Group, which currently operates the Mobot business.
(3)Investment in Sponge consists of shares of Sponge, representing NeoMedia’s 7.5% ownership of Sponge.
(4)Investment in 12Snap consists of shares of 12Snap, representing NeoMedia’s 10% ownership of 12Snap retained by NeoMedia after the April 2007 divestiture.

7. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include in-the-money stock options and warrants, and convertible preferred stock and debenture instruments. During the three and six months ended June 30, 2007, the Company reported net loss per share, and as such basic and diluted loss per share were equivalent. For the three and six months ended June 30, 2007, the Company has excluded all outstanding stock options and warrants, as well as convertible securities on an “as-converted” basis, from the calculation of diluted net loss per share because these securities are anti-dilutive. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

Six Months Ended
June 30, 2007
Outstanding stock options	114,083,016
Outstanding warrants	439,825,000
Series C Convertible Preferred Stock (1)	843,528,973
Convertible debt (1)	540,287,669
1,937,724,658

(1) The terms of the embedded conversion features (“ECF”) in the Series C convertible preferred stock and the convertible debentures provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the ECF in the Series C convertible stock was convertible as of June 30, 2007 was calculated as the face value of $21,622,000 plus assumed dividends of $2,351,000 if declared, divided by 97% of the lowest closing bid price for the 30 trading days preceding June 30, 2007. For presentation purposes, the number of shares of common stock into which the ECF’s in the convertible debentures was convertible as of June 30, 2007 was calculated as the face value of the instruments divided by 90% of the lowest closing bid price for the 30 trading days preceding June 30, 2007.
.

For the three and six month periods ended June 30, 2006, the Company reported net income, and as such, reported diluted earnings per share. The effect on weighted average shares outstanding of dilutive potential shares during the three and six months ended June 30, 2006 are detailed in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
In-the-money options and warrants	66,695,100	75,508,850
Convertible Preferred Stock (on an as converted basis - June 30, 2006) (1)	116,579,361	116,579,361
	183,274,461	192,088,211

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

8. STOCK BASED COMPENSATION

Equity-based Compensation Plans

Effective March 27, 1998, NeoMedia adopted the 1998 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 8,000,000 shares of NeoMedia's common stock. The stock option committee of the Board of Directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant. Options generally vest 20% upon grant and 20% per year thereafter. The options expire ten years from the date of grant. As of June 30, 2007, no options were outstanding under the 1998 Stock Option Plan.

Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan. The 2002 Stock Option Plan provides for authority for the stock option committee of the Board of Directors to grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of June 30, 2007, no options were outstanding under the 2002 Stock Option Plan.

Effective September 24, 2003, NeoMedia adopted its 2003 Stock Option Plan. The 2003 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 150,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of June 30, 2007, options to purchase 114,083,016 shares of common stock were outstanding under the 2003 Stock Option Plan.

Effective December 16, 2005, NeoMedia adopted its 2005 Stock Option Plan. The 2005 Stock Option Plan provides for authority for the Board of Directors to the grant non-qualified stock options with respect to a maximum of 60,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of June 30, 2007, options to purchase all 60,000,000 shares of common stock remained available for issuance under the 2005 Stock Option Plan.

Effective October 31, 2003, NeoMedia adopted the 2003 Stock Incentive Plan. Under the terms of the 2003 Stock Incentive Plan, NeoMedia has set aside up to 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. As of June 30, 2007, 426,451 shares of common stock remained available for issuance under the 2003 Stock Incentive Plan.

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

In connection with the option repricing, NeoMedia recognized additional stock based compensation expense as outlined in the following table. No expense was recognized during the three and six months ended June 30, 2006 in connection with the repricing.
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2007	2007
Stock option repricing expense allocated to:	(in thousands)
Sales and marketing expense	$5	$115
General and administrative expense	3	118
Research and development expense	2	66
Total stock option repricing expense included in continuing operations	10	299
Plus: stock option repricing expense included in discontinued operations	394	749
Total stock option repricing expense reflected in net loss	$404	$1,048

The weighted-average grant-date fair value of options repriced on February 1, 2007, using the options’ modified terms, was $0.03. As of June 30, 2007, there was $70,000 of total unrecognized compensation cost related to nonvested options repriced on February 1, 2007. That cost is expected to be recognized over a weighted-average period of 0.7 years.

Stock Incentive Plan

Under the shareholder-approved 2003 Stock Incentive Plan, NeoMedia has set aside up to 30,000,000 shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. During the three and six months ended June 30, 2007 and 2006, NeoMedia issued shares from the 2003 Stock Incentive Plan as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US dollars in thousands, except share amounts)	2007	2006	2007	2006
Shares issued under 2003 Stock Incentive Plan	1,206,364	129,215	1,298,957	181,847

Aggregate grant date fair value of shares issued	$68	$48	$73	$64

Expense recognized	$68	$48	$73	$64

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

Total stock based compensation recognized during three and six month periods ended June 30, 2007 and 2006, inclusive of expense associated with the option repricing and stock incentive plan described above, was:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock based compensation allocated to:	(in thousands)		(in thousands)
Sales and marketing expense	$205	$380	$550	$809
General and administrative expense	454	351	843	701
Research and development expense	85	130	242	260
Total stock based compensation included in continuing operations	744	861	1,635	1,770
Plus: stock based compensation included in discontinued operations	544	333	1,081	953
Total stock based compensation expense reflected in net income (loss)	$1,288	$1,194	$2,716	$2,723

During the three and six months ended June 30, 2007, NeoMedia issued stock options as follows:

		Three Months	Six Months
•	Employees	123,500	5,523,500
•	Officers	20,000,000	20,000,000
•	Directors	---	---
•	Contractors	2,250,000	3,250,000
•	Total	22,373,500	28,773,500

Estimated income tax benefits recognized during the three and six months ended June 30, 3007 and 2006 were offset by a valuation allowance since realization was not reasonably assured. Prior to the adoption of Statement 123(R), it was NeoMedia’s policy to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows, however, due to NeoMedia’s tax loss carryforward, any such benefits were always fully offset by a valuation allowance. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. NeoMedia will use this presentation if and when it has exhausted its tax loss carryforward.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $0.02 and $0.11, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $77,000 and $411,000, respectively. Total cash received from options exercised was $16,000 and $316,000, respectively, for the six months ended June 30, 2007 and 2006. As of June 30, 2007, there was $4,048,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

NeoMedia used the following assumptions for grants during the six months ended June 30, 2007 and 2006:

	Six Months ended June 30,
	2007	2006
Volatility	96.15% - 115.05%	56.47%
Expected dividends	---	---
Expected term (in years)	3	3
Risk-free rate	4.35%	4.35%

Warrant Repricing

On April 12, 2007, NeoMedia entered into an agreement with Thornhill Capital LLC (“Thornhill”), an independent consultant, pursuant to which NeoMedia agreed to reprice up to 10,000,000 warrants held by Thornhill upon achievement of certain performance conditions. Upon signing of the agreement, which calls for the termination of any obligations due from NeoMedia to Thornhill under the terms of a previous consulting agreement between the parties and Thornhill’s commitment to assist with the development of the China market for NeoMedia’s technology products, 2,000,000 warrants were repriced from $0.227 to $0.048, 1,000,000 warrants were repriced from $0.11 to $0.048, and 500,000 warrants were repriced from $0.11 to $0.048. In addition, the following warrants could be subject to future repricing if certain milestones are met: (i) 2,000,000 warrants will be repriced from $0.227 to $0.048 upon execution of a contract outlining mutually agreed payment terms for amounts owed to NeoMedia by Automart Inc., a customer of NeoMedia’s Micro Paint Repair business unit, (ii) 2,000,000 warrants will be repriced from $0.328 to $0.048 and 1,500,000 warrants will be repriced from $0.11 to $0.048 upon receipt of payment by NeoMedia from Automart, Inc. (iii) 500,000 warrants will be repriced from $0.11 to $0.048 on October 12, 2007 if Thornhill is still assisting with the development of the China market, and (iv) 500,000 warrants will be repriced from $0.11 to $0.048 on April 12, 2008 if Thornhill is still assisting with the development of the China market.

The change in fair value resulting from the modified terms of the warrants are reflected under the caption “General and administrative expenses” on the accompanying consolidated statement of operations. During the three and six months ended June 30, 2007, NeoMedia recognized stock based compensation expense of $5,000 relating to this repricing. As a part of the repricing, NeoMedia reclassified $248,000 from “Derivative liabilities” to “Additional paid in capital” on the accompanying balance sheet.

9. SEGMENT REPORTING

As of June 30, 2007, NeoMedia was structured and evaluated by its Board of Directors and management as one operating unit, comprised of the Company’s core code-reading technology and related intellectual property. NeoMedia is headquartered in Ft. Myers, Florida, and operates principally in the United States, and in Europe through its office in Aachen, Germany. Segment reporting excludes MicroPaint Repair, Mobot, Sponge, 12Snap and Telecom Services business units which are classified as discontinued operations during the three and six months ended June 30, 2007 and 2006, and the related assets and liabilities held for sale.

Consolidated net sales and net loss from continuing operations for the three and six month periods ended June 30, 2007 and 2006, and identifiable assets as of June 30, 2007 by geographic area were as follows:

	(US dollars in thousands)		(US dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales:
United States	$125	$141	$303	$307
Germany	499	348	720	381
Total	$624	$489	$1,023	$688

Income (Loss) from Continuing Operations:
United States	$(1,824)	$7,324	$(10,604)	$7,295
Germany	237	(138)	92	(257)
Total	$($1,587)	$7,186	($10,512)	$7,038

Identifiable Assets
United States	$8,547
Germany	7,782
Total	$16,329

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.

As a result of the divestitures of 12Snap, Mobot and Sponge, and the proposed divestitures of MicroPaint Repair and NeoMedia Telecom Services, beginning in the first quarter of 2007 NeoMedia evaluated its business as one consolidated business, focusing on its core code-reading business and related intellectual property. Results of these operations are included in discontinued operations in the financial statements presented herein. Since all results from continuing operations are included in one business segment, NeoMedia is not presenting continuing operations by segment for the periods presented herein.

10. INVENTORY

Inventories for continuing operations, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2007 (unaudited) and December 31, 2006:

(US dollars in thousands)	June 30, 2007	December 31, 2006
Raw materials	$35	$	---
Work-in-process	---		---
Finished goods	245		80
Total	$280		$80

11. ACCRUED LIABILITIES

Accrued liabilities for continuing operations consist of the following as of June 30, 2007 (unaudited) and December 31, 2006:

(US dollars in thousands)	June 30, 2007	December 31, 2006
Accruals related to silent partner agreements	$268	$213
Accrued legal and accounting costs	104	179
Accruals for disputed services	794	794
Accrued operating expenses	845	728
Payroll related accruals	5	9
Accrued liquidated damages	1,388	2,093
Total	$3,404	$4,016

Additionally, NeoMedia has accrued the amount of $4,684,000 relating to a purchase price guarantee obligation in connection with its acquisition of 12Snap noted in the next section.

12. COMMITMENTS AND CONTINGENCIES

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
•
NeoMedia has outstanding Series C convertible preferred shares with face value of $21,377,000 and convertible debentures with a face value of $14,959,000 that are subject to conversion at future dates, plus the accrued expected value of liquidated damages of $1,388,000 relating to these convertible instruments; and

•	NeoMedia has accrued the amount of $4,684,000 relating to a purchase price guarantee obligation in connection with its acquisition of 12Snap.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements from the Company’s continuing operations:

	(US dollars in thousands)
					Series C
		Vendor &	Subsidiary		Convertible
	Operating	Consulting	Acquisition	Convertible	Preferred
	Leases	Agreements	Commitments	Debentures	Stock	Total

2007 (remaining six months)	$153	$11	$4,684	$16,346	21,657	$42,851
2008	172	17	---	---	---	189
2009	---	11	---	---	---	11
2010	---	3	---	---	---	3
2011	---	---	---	---	---	---
Thereafter	---	---	---	---	---	---
Total	$325	$42	$4,684	$16,346	$21,657	$43,054

In addition, as of June 30, 2007, NeoMedia had future obligations relating to its discontinued Micro Paint Repair and Telecom Services businesses totaling $1,270,000, most of which is expected to be assumed by the buyers upon the anticipated sale of each business unit.

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

13. SUBSEQUENT EVENTS

Effective June 30, 2007, David A. Dodge resigned his position as Vice President and CFO, being replaced by J. Scott Womble, the Company's Corporate Controller, on an interim basis.

Effective June 18, 2007, NeoMedia named William J. Hoffman as its new Chief Executive Officer, replacing Charles W. Fritz, NeoMedia’s Chairman and founder, who has served as the Company’s interim CEO since December 2006.

On July 27, 2007, NeoMedia entered into an agreement with HipCricket for the early payment of a note receivable due to NeoMedia from HipCricket. Payment was received by NeoMedia on that date. Refer to Exhibit 10.1 for details of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Leadership Changes

Effective June 18, 2007, NeoMedia named William J. Hoffman as its new Chief Executive Officer, replacing Charles W. Fritz, NeoMedia’s Chairman and founder, who has served as the Company’s interim CEO since December 2006. Prior to joining NeoMedia, Mr. Hoffman served as CEO of Uniqua Technologies, Inc. in Atlanta, a company he co-founded in 2003 with the acquisition of the assets of TIC Enterprises, LLC, and the merger of Vectorlink Communications Corporation. TIC was a $100 million subsidiary of NUI Corporation (NYSE: NUI), and TIC (now Technology Solutions Corp) is a national leader in sales and marketing of wireless telecom products and services. There, he was responsible for driving revenue growth of 1,140% in 18 months.

Previously, as the CEO and a director of mBlox, Inc, the world’s largest mobile transaction network, Mr. Hoffman served in London, Atlanta and Sunnyvale, CA. There he focused on reorganizing, restructuring, and rapidly growing the business to over 180 countries. His responsibilities included capital structure, Board, organization, strategy, and execution of the firm’s business plan. He was instrumental in developing partnerships with more than 500 wireless operators around the globe including Vodafone®, T-Mobile®, Verizon® and Cingular®, and achieving a $75 million annual run-rate in 18 months time for the world’s largest provider of messaging infrastructure.

Mr. Hoffman, who has served as president, CEO and COO for several other telecommunications companies, also spent 8 years with Sprint managing Sprint’s business services throughout the State of Florida. He earned a B.S. in Electrical Engineering at Auburn University, which he attended on a special U.S. Army scholarship. Mr. Hoffman served in the U.S. Army from 1983-87, attaining the rank of Captain. During July 2007, Mr. Hoffman replaced A. Hayes Barclay as a member of the Company’s Board of Directors.

During April 2007, Jay A. Bonk was named Interim Executive Vice President of Sales and Marketing. Mr. Bonk brings 22 year experience with Motorola, Inc., most recently as Vice President of Business Development and Vice President of Sales and Marketing.

Effective June 30, 2007, David A. Dodge resigned his position as Vice President and CFO, being replaced by J. Scott Womble, the Company's Corporate Controller, on an interim basis.

Corporate Structure

During 2006, with its acquisitions of Gavitec, Mobot, 12Snap, and Sponge, NeoMedia implemented an aggressive growth strategy aimed at penetrating the rapidly evolving mobile marketing industry, and capturing a significant portion of early adopting marketers to drive high volumes of physical-world-to-mobile-internet traffic through the NeoMedia engine.

The majority of the consideration issued to acquire Gavitec, Mobot, 12Snap, and Sponge consisted of shares of NeoMedia common stock, the value of which was guaranteed, in cash, to the recipients by NeoMedia from the time of issuance through the time the shares were registered for resale (either upon effectiveness of a registration statement containing the shares, or under Rule 144). As a result of NeoMedia’s declining share price from the first quarter of 2006 through the end of 2006, the purchase price guarantee obligations relating to these acquisitions became far greater than NeoMedia could reasonably satisfy with cash. Primarily as a result of the pending purchase price guarantee obligations, during the fourth quarter of 2006 NeoMedia divested of the majority of Sponge and Mobot back to their original owners, with the respective purchase price guarantee obligations being terminated as part of each transaction. Additionally, during the first half of 2007, NeoMedia satisfied its purchase price guarantee obligation to the former shareholders of Gavitec, and satisfied approximately 71% of the 12Snap purchase price guarantee obligation.

During August 2006, NeoMedia announced that it intended to sell its Micro Paint Repair business. During January 2007, the Company decided to attempt to sell its remaining 12Snap and Telecom Services non-core business units in the most profitable, timely and viable manner possible. 12Snap was sold during April 2007. NeoMedia plans to use the strategic equity earned through the sale of these assets in 2007 to reduce its current burn rate, help the Company move closer to profitability, and provide financial stability by the end of 2007 and become profitable by the third quarter of 2008. Most importantly, the shedding of NeoMedia’s non-core assets affords the Company the ability to focus all its resources on its core business initiatives. Management realizes the challenges that the Company faces in the global application of its technology, and can now present qode® to the wireless industry and the public using a more systematic and focused approach.

The Company continues to focus on becoming the worldwide leader in camera initiated transactions for mobile devices. Management believes that the decision to sell the non-core assets has led to a more focused vision for moving the Company forward and creating shareholder value, focusing on the core code-reading business and related intellectual property in North America, the UK, mainland Europe and China.

The Core Business

NeoMedia has made significant inroads into the burgeoning mobile marketing industry and run many successful physical-world-to-mobile-web campaigns over the past several months.

In North America, qode® technology has been trialed and implemented across a wide variety of products and industries, including:

•
In August, NeoMedia announced the launch of its NeoReader Universal client which allows the myriad of handsets to read and translate the most common forms of 2D barcodes, and 1D UPC codes. This capability radically expands the addressable market for the Company’s network services.

•
During July 2007, NeoMedia expanded its relationship with Mexico-based marketing agency Mobalis to include the promotion of qode® at REVENTOUR, a traveling music festival which visits 20 cities throughout Mexico from June through November. Attendance at REVENTOUR is estimated to be in excess of 200,000 participants.

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

•
During July and August 2007, Case Western Reserve University in Cleveland, Ohio employed the use of qode technology with Sprint handsets to run the annual scavenger hunt used in new student orientation. Orientation leaders were equipped with Sprint handsets with qode preinstalled and used to lead small orientation groups on a campus tour. Strategically placed Aztec codes were “clicked” on in order to retrieve clues to their next location in the University campus.

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

•
Gavitec ran or participated in other campaigns during 2006 with customers such as McDonald’s Portugal, Amnesty International, World Soccer Games 2006, EMT (Empresa Malagueña de Transportes, a Spanish public transport provider), Ströer, and Bitburger beer.

•
In June 2007, Gavitec secured a field trial with McDonalds’s of Germany for use of its EXIO platform for monetization of mobile coupons at 22 stores across the country. This trial, if successful, will lead to the installation of EXIO’s at over 2,000 stores.

NeoMedia also made significant inroads into Asia during the past year, as follows:

•
Gavitec signed an exclusive license agreement with mobile marketing specialist Omniprime, pursuant to which Omniprime will sell mobile couponing and ticketing applications in the Philippines using Gavitec’s technology. In conjunction with this agreement Gavitec secured an order in July, 2007, for approximately €1,020,000 (approximately $1,367,000 US Dollars) for mobile code reader technology for use in the public transportation system in the Philippians, to be filled over 30 months.

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

NeoMedia has numerous issued patents with others in process and is continuing to seek to optimize the value of its intellectual property portfolio around in the world. On January 20, 2007, Judge John E. Sprizzo dismissed Scanbuy's request for a summary judgment in the Company’s patent infringement case against Scanbuy. While the case is not over yet, NeoMedia continues to remain confident in the final outcome. Refer to Part II, Item I for additional information. Also on the patent front, during July 2007 the US Patent and Trademark Office rejected an application by the Electronic Frontier Foundation to invalidate the Company’s patents and intellectual property on how camera phones read, translate, and process images and codes. The Electronic Frontier Foundation refiled their application in August 2007.

Effect of Discontinued Operations on Net Loss and Financial Position

Assets and liabilities of the MicroPaint Repair, 12Snap, and Telecom Services businesses classified as held for sale are shown in the following table. There are no assets or liabilities associated with the Sponge or Mobot subsidiaries as of the balance sheet dates of June 30, 2007 or December 31, 2006.

(US dollars in thousands)	Micro	Telecom
	Paint Repair	Services	12Snap		Total
As of June 30, 2007
Total Assets Held for Sale	$3,258	$7,562	$	---	$10,820
Total Liabilities Held for Sale	391	3,055		---	3,446

As of December 31, 2006
Total Assets Held for Sale	$3,072	$7,302		$9,046	$19,420
Total Liabilities Held for Sale	$407	$2,970		$6,880	$10,257

The operating results of the Micro Paint Repair, Sponge, Mobot, 12Snap, and Telecom Services businesses classified as discontinued operations are shown in the following table. There is no tax expense or benefit to report due to NeoMedia’s net operating loss carry forward tax position.

	(US dollars in thousands)
	Three months ended June 30, 2007
	Micro Paint Repair	Telecom Services	12Snap	Mobot	Sponge	Total

Net Sales	$390	$512	---	---	----	$902

Cost of sales	458	140	---	---	---	598

Gross Profit	(68)	372	---	---	---	304

Sales & Marketing	321	94	45	8	14	482
General and administrative expense	168	274	22	---	---	464
Research and development costs	61	---	24	4	---	89
Gain (loss)on extinguishment of debt	---	(9)	---	---	---	(9)
Gain (loss) on disposal of Snap	---	---	257	---	---	257
Income (Loss) from discontinued operations	$(618)	$13	$(348)	$(12)	$(14)	$(979)

	Six months ended June 30, 2007
	Micro Paint Repair	Telecom Services	12Snap	Mobot	Sponge	Total
Net Sales	$716	$814	$2,621	---	---	$4,151

Cost of sales	858	285	362	---	---	1,505

Gross Profit	(142)	529	2,259	---	---	2,646

Sales & Marketing	636	229	1,091	15	29	2,000
General and administrative expense	332	556	388	---	---	1,276
Research and development costs	99	-	358	8	---	465
Gain (loss) on extinguishment of debt	---	(266)	---	---	---	(266)
Gain (loss)Loss on disposal of Snap	---	---	257	---	---	257
Income (Loss) from discontinued operations	$(1,209)	$10	$165	$(23)	$(29)	$(1,086)

Depreciation and amortization costs suspended on assets held for sale for the three and six months ended June 30, 2007 are:

	(US dollars in thousands)
	MicroPaint Repair	Telecom Services	12Snap	Total
Three months ended June 30, 2007	$73	$87	$0	$160
Six months ended June 30, 2007	142	159	220	521

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

In addition, the Company repriced options held by employees of its held for sale MicroPaint Repair and Telecom Services businesses, such that all vested options were repriced to $0.045 per share, and all unvested options will vest upon sale of the respective business unit at an exercise price of $0.075 per share, with a 12-month period to exercise.

The weighted-average grant-date fair value of options repriced on February 1, 2007, using the options’ modified terms, was $0.03. As of June 30, 2007, there was $70,000 of total unrecognized compensation cost related to nonvested options repriced on February 1, 2007. That cost is expected to be recognized over a weighted-average period of 0.7 years.

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

Total stock based compensation recognized during the three and six month periods ended June 30, 2007 and 2006 was:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock based compensation allocated to:	(in thousands)		(in thousands)
Sales and marketing expense	$205	$380	$550	$809
General and administrative expense	454	351	843	701
Research and development expense	85	130	242	260
Total stock based compensation included in continuing operations	744	861	1,635	1,770
Plus: stock based compensation included in discontinued operations	544	333	1,081	953
Total stock based compensation expense reflected in net income (loss)	$1,288	$1,194	$2,716	$2,723

Approximately 41% and 74% of the stock-based compensation expense recorded during the six months ended June 30, 2007 and 2006, respectively, relates to the continued vesting of stock options that were granted prior to January 1, 2006. As of June 30, 2007, there was $4,048,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Accounting Treatment of Series C Convertible Preferred Stock and Convertible Debentures

NeoMedia recognized a gain on derivative financial instruments of $1,122,000 and $11,026,000 during the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, NeoMedia recognized a loss of $2,368,000 as compared to a gain of $15,794,000 for the six months ended June 30, 2006. The gains and losses are due to the change in fair value of derivative financial instruments resulting from the changes in NeoMedia's stock price during the reporting period. The fair value of the derivative financial instruments at each measurement date correlates to NeoMedia's stock price at the same date. As a result, NeoMedia's net loss varies significantly from its cash flow from operations during the six months ended June 30, 2007 and 2006. In future periods, NeoMedia's loss could fluctuate dramatically from quarter to quarter if its stock price is significantly different from the stock price at the end of the previous measurement period. Because NeoMedia cannot guarantee that it has enough authorized shares to net share settle the convertible instruments, the change in fair value of derivative instruments will be recorded to NeoMedia's statement of operations each reporting period until the convertible instruments are fully converted.

Related Party Transaction

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $759,000 of MicroPaint Repair products to Automart, Inc. In the third quarter of 2006, NeoMedia established a reserve for bad debt against the open accounts receivable, and wrote off the deferred revenue and deferred costs, incurring a net charge to its statement of operations of $653,000. NeoMedia will recognize revenue on these shipments if and when collectibility is reasonably assured. David A. Dodge, NeoMedia’s former Chief Financial Officer, and Kevin Hunter, NeoMedia’s Chief Scientist, are each members of the board of directors of Automart Inc.,.

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

NeoMedia follows the two-step process outlined in SFAS 142 and SFAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by NeoMedia for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, NeoMedia uses a probability-weighted approach to weigh the likelihood of those possible outcomes. In such instances, NeoMedia uses a discount rate equal to the yield on 0-coupon treasury instrument with a life equal to expected life of the assets being tested.

Financial Instruments and Concentrations of Credit Risk. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financing. Management believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible preferred stock and convertible debentures is estimated on June 30, 2007 to be approximately $21,377,000 and $18,801,000, respectively.

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

The caption “Derivative Financial Instruments” consists of (i) the fair values associated with derivative features embedded in the Series C convertible preferred stock and convertible debentures, (ii) the fair values of the detachable warrants that were issued in connection with the Series C convertible preferred stock and convertible debentures financing arrangements, (iii) the fair value of detachable warrants that were outstanding prior to the issuance of the Series C Preferred Shares, (iv) special preference shares held in Mobot, Inc., a private company, and (v) a special payment obligation with a make whole provision payable in shares of the Company’s common stock.

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

Revenue Recognition.  NeoMedia derives revenues from the following  sources:  (1) license revenues relating to patents and internally-developed software, (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation, and (3) sale of its proprietary MicroPaint Repair solution.

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

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and accepted by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s subsidiaries Sponge (sold during 2006) and 12Snap (sold in 2007)follow this policy. Telecom revenues from NeoMedia’s subsidiary BSD are recognized at the time that calls are accepted by the clearinghouse for billing to customers on a net basis, based on guidance in EITF 99-19. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

(4)
Revenue for licensing and exclusivity on NeoMedia’s MicroPaint Repair systems is recognized equally over the term of the contract, which is currently one year.  A portion of the initial fee paid by the customer is allocated to licensing, training costs and initial products sold with the system. Revenue is recognized upon completion of training and shipment of the products, provided there is VSOE in a multiple element arrangement.  Ongoing product and service revenue is recognized as products are shipped and services performed.  The Company defers revenue related to micro paint repair licensing for which amounts have been invoiced and/or collected and revenue is then recognized over the estimated contract period, which is currently one year.

(5)
Sales taxes represent amounts collected on behalf of specific regulatory agencies that require remittance on a specified date. These amounts are collected at the time of sales and are detailed on invoices provided to customers. In compliance with the Emerging Issues Task Force consensus on issue number 06-03 (EITF 06-03), NeoMedia accounts for sales taxes on a net basis.

Income Tax Valuation Allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of June 30, 2007 and December 31, 2006.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

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

FAS 155 is effective for fiscal years beginning after September 15, 2006. The Company has adopted FAS 155 on an individual instrument basis and is currently applying FAS 155 to certain of its debt obligations. The Company will evaluate and determine on a case by case basis whether to apply FAS 155.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. NeoMedia applied the provisions of SAB 108 with the preparation of NeoMedia’s annual financial statements for the calendar year ending December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company’s financial statements for the three and six month periods ending June 30, 2007.

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

In December 2006, FASB Staff Position No. EITF 00-19-2 was issued. This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company follows the guidance in FSP 00-19-2 in assessing its liabilities related to the liquidated damages arising from the Company’s default position on the convertible financing arrangements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06−11, "Accounting for Income Tax Benefits of Dividends on Share−Based Payment Awards" ("EITF 06−11"). EITF 06−11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non−vested equity−classified employee share−based payment awards as an increase to additional paid−in capital. EITF 06−11 is effective for fiscal years beginning after September 15, 2007. While the Company is currently evaluating the provisions of EITF 06−11, the adoption is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

In November 2006, the FASB ratified EITF Issue No. 06−7, “Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06−7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00−19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00−19 to be classified in stockholders' equity. Under EITF No. 06−7, when an embedded conversion option previously accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No. 06−7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06−7. The adoption of EITF 06−7 did not have a material impact on our financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06−6, Application of EITF Issue No. 05−7, ‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ’ (“EITF 06−6”). EITF 06−6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96−19. The Company does not expect the adoption of EITF 06−6 to have a material impact on its consolidated financial position, results of operations or cash flows.

On January 1, 2007, the Company adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06−2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06−2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF Issue No. 06−2 did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06−1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End−Customer to Receive Service from the Service Provider. EITF Issue No. 06−1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. This issue is effective for our annual reporting period ending December 31, 2007. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We are in the process of evaluating the impact of this issue on our consolidated financial statements. The Company does not expect the adoption of EITF 06−1 to have a material impact on its consolidated financial position, results of operations or cash flows.

Results of Operations for the Three Months Ended June 30, 2007 As Compared to the Three Months Ended June 30, 2006

Net sales.  Total net sales for the three months ended June 30, 2007 were $624,000, which represented a $135,000, or 28%, increase from $489,000 for the three months ended June 30, 2006.  This increase resulted from $135,000 increased net sales in 2007 from Gavitec provided through new program development.

Cost of sales.  Cost of sales was $374,000 for the three months ended June 30, 2007 compared to $407,000 for the three months ended June 30, 2006, a decrease of $33,000, or 8%.  This decrease resulted from (i) $8,000 decreased product and service related cost of sales from Gavitec due to a favorable product mix, and (ii) lower cost of sales of $35,000 from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products and the Company’s wound down Consulting and Integration Services business, partially offset by (iii) higher amortization of $14,000 of intangible assets relating to the acquisition of Gavitec.

Gross profit.  Gross profit was $250,000 for the three months ended June 30, 2007, an increase of $168,000, or 204%, compared with gross profit of $82,000 for the three months ended June 30, 2006.  This increase resulted from (i) $143,000 increased operational gross profit from Gavitec through increased sales and favorable product mix, and (ii) increased gross profit of $39,000 from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, partially offset by (iii) increased amortization of $14,000 of intangible assets relating to the acquisition of Gavitec.

Sales and marketing.  Sales and marketing expenses were $543,000 for the three months ended June 30, 2007, compared to $1,512,000 for the three months ended June 30, 2006, a decrease of $969,000 or 64%.  This decrease resulted from (i) lower sales and marketing expense in the Company’s underlying business represented by qode® and NeoMedia’s legacy software products of $709,000 in 2007 relative to 2006, (ii) lower stock based compensation expense allocated to sales and marketing in 2007 of $224,000, partially offset by (iii) higher sales and marketing expenses of $36,000 from Gavitec, to foster the increased sales.

General and administrative.  General and administrative expenses decreased by $647,000, or 33%, to $1,324,000 for the three months ended June 30, 2007, compared to $1,971,000 for the three months ended June 30, 2006. The increase resulted from (i) higher accounting, professional, and legal services of $374,000 due to Company’s implementation of Sarbanes Oxley and a more complex reporting structure in 2006, along with reduced costs associated with actual and threatened lawsuits, and registration statements, (ii) general and administrative expenses of $57,000 from Gavitec, associated with the 2006 acquisition integration, and (iii) lower costs of $305,000 for corporate and qode® general and administration stemming from the Company’s cost controls, partially offset by increased stock based compensation expense of $89,000.

Research and development.  During the three months ended June 30, 2007, NeoMedia charged to expense $419,000 of research and development costs, a decrease of $78,000 or 16% compared to $497,000 for the three months ended June 30, 2006.  The decrease resulted from (i) lower research and development expense related to qode® products of $91,000, and (ii) lower stock based compensation expense allocated to research and development of $44,000, partially offset by (iii) higher research and development expenses of $57,000 from Gavitec.

Gain (loss) on extinguishment of debt.  During the three months ended June 30, 2007, NeoMedia recorded a gain on extinguishment of debt in the amount of $253,000, an increase of $147,000 or 139% compared to $106,000 from the three months ended June 30, 2006. The 2007 gain resulted from the termination of a liability at Gavitec. In the three months ended June 30, 2006 NeoMedia recorded a gain on extinguishment of debt of $106,000 resulting from the difference between the cash or market value of stock issued to settle a debt and the carrying value of the debt at the time of settlement.

Interest income (expense).  Interest income (expense) consists primarily of interest charges related to convertible debentures, interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest expense increased by $908,000, or 1,892%, to $957,000 for the three months ended June 30, 2007, from interest expense of $48,000 for the three months ended June 30, 2006. The increase resulted from (i) $649,000 of interest on the Company’s convertible debenture financing arrangements, (ii) $313,000 of liquidated damages related to the Company’s convertible financing arrangements, and (iii) a favorable $54,000 of other interest expense.

Gain (loss) on embedded conversion features of derivative financial instruments.  Gain (loss) from embedded conversion features of derivative financial instruments was $1,122,000 for the three months ended June 30, 2007, compared with $11,026,000 for the three months ended June 30, 2006, a decrease of $9,904,000 or 90%.  The gains and losses are associated with the preferred stock sale on February 17, 2006, and the convertible debenture financings dated August 24, 2006, December 29, 2006 and March 27, 2007.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction (appreciation) in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period, and are due almost entirely to a reduction (appreciation) in NeoMedia’s stock price during each period.

Loss from discontinued business units.  During 2006, NeoMedia sold its Mobot and Sponge businesses. During the first quarter of 2007, NeoMedia made the strategic business decision to sell its 12Snap and Telecom Services businesses. Accordingly, NeoMedia has classified the operations of MicroPaint Repair, Mobot, Sponge, 12Snap and Telecom Services as discontinued operations. Loss from the discontinued business units in 2007 represents direct operations of the MicroPaint Repair, 12Snap, and Telecom Services units for the three months ended June 30, 2007. Loss from the discontinued business units in 2006 represents direct operations of MicroPaint Repair for the three months ended June 30, 2006, and direct operations of Mobot, Sponge, 12Snap and Telecom Services from their respective acquisition dates (February 17, 2006 for Mobot, February 23, 2006 for Sponge, February 28, 2006 for 12Snap, and March 21, 2006 for Telecom Services) through June 30, 2006.

The net loss from the MicroPaint Repair business unit for the three months ended June 30, 2007 was $617,000, a decrease of $138,000 or 18% from the loss of $755,000 for the three months ended June 30, 2006. The decreased loss is due to $73,000 of suspended depreciation and amortization, and $283,000 of cost containment efforts to lower the fixed overhead costs, partially offset by increased stock based compensation of $218,000 in 2007 associated primarily with the stock option repricing program. The net loss from the 12Snap business for the three months ended June 30, 2007 was $92,000, a decrease of $679,000 or 88% from the loss of $770,000 for the three months ended June 30, 2006. The decreased loss is due to the disposal of the operations of 12Snap on April 4, 2007. Additionally, NeoMedia recorded a charge of $257,000 to record the loss on the disposal of 12 Snap in the three months ended June 30, 2007. The net income from the Telecom Services business for the three months ended June 30, 2007 was $13,000, a decrease of $138,000 or 91% from the income of $151,000 for the three months ended June 30, 2006. The decrease primarily results from suspended depreciation and amortization of $87,000, partially offset by an increase in stock based compensation expense of $31,000 in 2007 relative to 2006 and other operating expenses of $20,000 in the three months ended June 30, 2007 over the same period in 2006. NeoMedia’s operating results are $401,000 favorable in the three months ended June 30, 2007 to the same period in 2006 due to the disposal of Mobot. NeoMedia’s operating results are $252,000 favorable in the three months ended June 30, 2007 to the same period in 2006 due to the disposal of Sponge.

Net income (loss).  The net loss for the three months ended June 30, 2007 was $2,597,000, which represented a reduction of $7,730,000, or 142% from the $5,133,000 net income for the three months ended June 30, 2006.  The net loss resulted from (i) a smaller gain from the change in fair value of embedded conversion features associated with the Series C preferred stock, warrants, and convertible debentures in the amount of $1,122,000 in the three months ended June 30, 2007 compared with a gain of $11,026,000 in the same period in 2006, (ii) $908,000 of additional interest expense during the three months ended June 30, 2007 consisting of $649,000 of interest on the debenture financing arrangements and $313,000 of accrued liquidating damages due to the Company’s default position on its financing arrangements, (iii) a loss on the disposal of 12Snap of $257,000 from the sale on April 4, 2007, partially offset by (iv) reduced losses of $1,798,000 in the three months ended June 30,2007 compared with the same period in 2006 from the underlying business represented by Gavitec and qode®, NeoMedia’s legacy software products, and corporate administration including audit and legal fees, (v) decreased losses from the operations of the discontinued business units of 12Snap, Mobot, and Sponge of $1,074,000 during the three months ended June 30, 2007, and (vi) an increase in the gain on the extinguishment of debt of $147,000 during the three months ended June 30, 2007.

Known trends, demands, commitments, or uncertainties. During August 2006, NeoMedia announced that it intended to sell its MicroPaint Repair business unit. During the fourth quarter of 2006, NeoMedia divested of Mobot and Sponge, wholly owned subsidiaries acquired during the first quarter of 2006. Also, during the first quarter of 2007, NeoMedia announced its intent to sell additional subsidiaries NeoMedia Telecom and 12Snap. NeoMedia sold 12Snap on April 4, 2007. As a result, NeoMedia expects its sales, cost of sales, gross profit, operating expenses, and net loss over the next 12 months to more closely resemble the result presented herein, than results presented in the Company’s Forms 10-Q filed during 2006.

Results of Operations for the Six Months Ended June 30, 2007 As Compared to the Six Months Ended June 30, 2006

Net sales.  Total net sales for the six months ended June 30, 2007 were $1,023,000, which represented a $336,000, or 49%, increase from $687,000 for the six months ended June 30, 2006.  This increase resulted from $323,000 increased net sales in 2007 from Gavitec which was acquired during the first quarter of 2006 and only reflected in NeoMedia’s results for a portion of that operating period, and an increase of $13,000 in net sales from the Company’s underlying business represented by qode® and intellectual property licensing.

Cost of sales.  Cost of sales were $687,000 for the six months ended June 30, 2007 compared to $537,000 for the six months ended June 30, 2006, an increase of $150,000, or 28%.  This increase resulted from (i) $11,000 increased product and service related cost of sales from Gavitec which was acquired during the first quarter of 2006 and only reflected in NeoMedia’s results for a portion of that operating period, and (ii) amortization of $100,000 of intangible assets relating to the acquisition of Gavitec, and (iii) higher cost of sales of $39,000 from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products and the Company’s wound down Consulting and Integration Services business.

Gross profit.  Gross profit was $336,000 for the six months ended June 30, 2007, an increase of $186,000, or 124%, compared with gross profit of $150,000 for the six months ended June 30, 2006.  This increase resulted from (i) $312,000 increased operational gross profit from Gavitec do to increased sales and favorable product mix, offset by (ii) decreased gross profit of $26,000 from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, and (iii) amortization of $100,000 of intangible assets relating to the acquisition of Gavitec.

Sales and marketing.  Sales and marketing expenses were $1,402,000 for the six months ended June 30, 2007, compared to $2,706,000 for the six months ended June 30, 2006, a decrease of $1,304,000 or 48%.  This decrease resulted from (i) lower sales and marketing expense in the Company’s underlying business represented by qode® and NeoMedia’s legacy software products of $1,023,000 in 2007 relative to 2006, (ii) lower stock based compensation expense allocated to sales and marketing in 2007 of $256,000, and (iii) lower sales and marketing expenses of $25,000 from Gavitec, which was acquired during the first quarter of 2006.

General and administrative.  General and administrative expenses increased by $435,000, or 13%, to $3,764,000 for the six months ended June 30, 2007, compared to $3,329,000 for the six months ended June 30, 2006. The increase resulted from (i) higher accounting, professional, and legal services of $703,000 due to Company’s implementation of Sarbanes Oxley, higher audit fees resulting from a more complex reporting structure and transactions, actual and threatened lawsuits, and registration statements, and (ii) increased stock based compensation expense of $139,000, partially offset by (iii) lower general and administrative expenses of $407,000 through the Company’s cost reduction efforts.

Research and development.  During the six months ended June 30, 2007, NeoMedia charged to expense $925,000 of research and development costs, a decrease of $57,000 or 6% compared to $982,000 for the six months ended June 30, 2006.  The decrease resulted from (i) lower research and development expense related to qode® products of $253,000, and (ii) lower stock based compensation expense allocated to research and development of $18,000, partially offset by (iii) higher research and development expenses of $214,000 from Gavitec, which was acquired during the first quarter of 2006

Gain (loss) on extinguishment of debt.  Gain on the extinguishment of debt in the six months ended June 30, 2007 was $253,000, which was $2,111,000 or 1,136% favorable to the loss on the extinguishment of debt in the same period of 2006. During the six months ended June 30, 2006, NeoMedia recorded a loss on extinguishment of debt in the amount of $1,858,000, primarily resulting from debt retired in connection with the Series C preferred stock issued and sold to Cornell Capital Partners, L.P. on February 17, 2007.   A loss was incurred on the surrender  of a certain promissory note to Cornell Capital Partners, L.P. (“Cornell”) dated March 30, 2005 in connection with the preferred stock sale. During the six months ended June 30, 2007 NeoMedia recorded gains of $198,000 on the extinguishment of a liability at Gavitec and $55,000 related to the conversion of a derivative instrument.

Interest income (expense).  Interest income (expense) consists primarily of interest charges related to convertible debentures, interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest expense increased by $2,623,000, or 8,462%, to $2,655,000 for the six months ended June 30, 2007, from $31,000 for the six months ended June 30, 2006. The increase resulted from (i) a charge to expense the costs of obtaining the debenture financing in March 2007 of $781,000, (ii) $607,000 of liquidated damages related to the Company’s default on its convertible financing arrangements, (iii) $836,000 of interest expense related to convertible debentures, and (iv) $399,000 of other interest expense.

Gain (loss) on embedded conversion features of derivative financial instruments.  Gain (loss) from embedded conversion features of derivative financial instruments was $(2,386,000) for the six months ended June 30, 2007, compared with $15,794,000 for the six months ended June 30, 2006, a decrease of $18,180,000 or 115%.  The gains and losses are associated with the preferred stock sale on February 17, 2006, and the convertible debenture financings dated August 24, 2006, December 29, 2006 and March 27, 2007.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction (appreciation) in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period, and are due almost entirely to a reduction (appreciation) in NeoMedia’s stock price during each period.

Loss from discontinued business units.  During 2006, NeoMedia entered into a letter of intent to sell its MicroPaint Repair business, and sold its Mobot and Sponge businesses. During the first quarter of 2007, NeoMedia made the strategic decision to sell its 12Snap and Telecom Services businesses. Accordingly, NeoMedia has classified the operations of MicroPaint Repair, Mobot, Sponge, 12Snap and Telecom Services as discontinued operations. Loss from the discontinued business units in 2007 represents direct operations of the MicroPaint Repair and Telecom Services units for the full six months ended June 30, 2007, and for 12Snap for the period January 1, 2007 through April 4, 2007 (disposal date). Loss from the discontinued business units in 2006 represents direct operations of MicroPaint Repair for the full six months ended June 30, 2006, and direct operations of Mobot, Sponge, 12Snap and Telecom Services from their respective acquisition dates (February 17, 2006 for Mobot, February 23, 2006 for Sponge, February 28, 2006 for 12Snap, and March 21, 2006 for Telecom Services) through June 30, 2006.

The net loss from the MicroPaint Repair business unit for the six months ended June 30, 2007 was $1,209,000, an increase of $2,000 or 0% from the loss of $1,207,000 for the six months ended June 30, 2006. The increased loss is due to increased stock based compensation of $24,000 in 2007 associated primarily with the stock option repricing program, and $120,000 of reduced operational profits, offset by $142,000 of suspended depreciation. The net loss from the 12Snap business for the six months ended June 30, 2007 was $2,302,000, a change of $1,476,000 or 179% from the loss of $826,000 for the period from February 28, 2006 through June 30, 2006. The increase loss results primarily from an impairment charge in the amount of $2,467,000 during the six months ended June 30, 2007 to adjust the carrying value of 12Snap assets to the fair value of assets received in the sale on April 4, 2007, coupled with a loss on the disposal of the 12Snap business of $257,000 from the recognition of its previously unrealized cumulative currency translation, offset by an increase to the operational income of 12Snap of $1,248,000 in 2007 as compared with 2006. Net income from the Telecom Services business for the six months ended June 30, 2007 was $11,000, a change of $289,000 or 104% from the loss of $278,000 for the period from March 21, 2006 through June 30, 2006. The decrease results primarily from a decrease in stock based compensation expense of $303,000 in 2007 relative to 2006 and suspended depreciation of $159,000, partially offset by increased operating costs of $173,000. NeoMedia’s operating results are $671,000 favorable in the six months ended June 30, 2007 to the same period in 2006 due to the disposal of Mobot. NeoMedia’s operating results are $188,000 favorable in the six months ended June 30, 2007 to the same period in 2006 due to the disposal of Sponge.

Net loss.  The net loss for the six months ended June 30, 2007 was $14,096,000, which represented a $17,911,000, or 469% increase from the $3,815,000 net income for the six months ended June 30, 2006.  This increased net loss resulted from (i) a loss resulting from the change in fair value of embedded conversion features associated with the Series C preferred stock, warrants, and convertible debenture in the amount of $2,386,000 in the six months ended June 30, 2007 compared with a gain of $15,794,000 in the same period in 2006, (ii) an increase of $2,624,000 in interest expense during the six months ended June 30, 2007 to adjust the carrying value of the March 2007 convertible debenture financing to its face value due to the Company’s default position, liquidating damages on convertible financing arrangements in default, and interest expense on convertible debentures (iii) an impairment charge of $2,467,000 to adjust the carrying value of 12Snap assets to the fair value of assets received in the sale on April 4, 2007, and a loss on that business disposal of $257,000, (iv) increased losses of $1,492,000 in the six months ended June 30,2007 compared with the same period in 2006 from the underlying business represented by qode®, NeoMedia’s legacy software products, and corporate administration including audit and legal fees, partially offset by (v) decreased losses from the disposed of operations of 12Snap, Mobot, and Sponge of $2,108,000, (vi) a loss on the extinguishment of debt of $1,858,000 during the six months ended June 30, 2006 and gains on the extinguishment of debt of $253,000 in the six months ended June 30, 2007, and (vii) reduced losses from the to be discontinued operations of MicroPaint Repair and Telecom Services of $286,000

Known trends, demands, commitments, or uncertainties. During August 2006, NeoMedia announced that it intended to sell its MicroPaint Repair business unit. During the fourth quarter of 2006, NeoMedia divested of Mobot and Sponge, wholly owned subsidiaries acquired during the first quarter of 2006. Also, during the first quarter of 2007, NeoMedia announced its intent to sell additional subsidiaries NeoMedia Telecom and 12Snap. NeoMedia sold 12Snap on April 4, 2007. As a result, NeoMedia expects its sales, cost of sales, gross profit, operating expenses, and net loss over the next 12 months to more closely resemble the result presented herein, than results presented in the Company’s Forms 10-Q filed during 2006.

Liquidity and Capital Resources

Current Period Activity

Net cash from operations. Net cash used in continuing operating activities (net of cash used from operations of discontinued business unit) was $5,264,000 and $4,539,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $725,000, or 16%. The increase resulted from payment of accrued liquidated damages and interest of $1,678,000 from the proceeds of the March 2007 convertible debenture, offset by lower cash used in ongoing operations of $953,000.

Net cash used in investing. NeoMedia’s net cash flow used in investing activities (net of cash used in investing of discontinued business units) for the six months ended June 30, 2007 and 2006, was $3,168,000 and $17,606,000, respectively, a decrease of $14,438,000 or 82%. The decrease resulted from (i) the investment of $13,867,000 in the acquisitions of Mobot, Sponge, Gavitec and 12Snap during the six months ended June 30, 2006, (ii) proceeds from the sale of 12Snap received in the six months ended June 30, 2007, (iii) reduced advances to discontinued subsidiaries of $573,000 in the six months ended June 30, 2007 as compared with the same period in 2006, (iv) collection of notes receivable of $450,000 in the six months ended June 30, 2007, as compared to amounts advanced in the same period in 2006 of $500,000, and (v) reduced acquisition related costs and lower acquisitions of fixed assets and software of $543,000, offset by (vi) payments of purchase price obligations relating to Gavitec and 12Snap of $2,447,000.

Net cash provided by financing activities. Net cash provided by financing activities was $5,680,000 and $22,205,000 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $16,525,000 or 74%. NeoMedia received $6,678,000 proceeds from the sale of convertible debentures in the six months ended June 30, 2007, and $14,066,000 from the sale of Series C convertible stock during the six months ended June 30, 2006. NeoMedia received $17,000 and $8,316,000 from the exercise of stock options and warrants during the six months ended June 30, 2007 and 2006, respectively. NeoMedia satisfied repayments on notes payable and convertible debt in the six months ended June 30, 2007 and 2006, of $1,029,000 and $387,000, respectively.

Net cash used in discontinued operations. Net cash used in the Company’s discontinued MicroPaint Repair operations for the six months ended June 30, 2007 was $645,000, of which $656,000 was used in operations, $4,000 was used in investing activities, and $15,000 was generated as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued MicroPaint Repair operations for the six months ended June 30, 2006 was $1,370,000, of which $1,358,000 was used in operations, $22,000 was used in investing activities, and $10,000 was generated as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued 12Snap operations for the six months ended June 30, 2007 was $1,195,000, of which $62,000 was used in operations, $1,125,000 was used in financing activities to repay silent partner debt, and $8,000 was generated as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued 12Snap operations for the six months ended June 30, 2006 was $1,269,000, of which $134,000 was generated from operations, $60,000 was used in investing activities, $2,036,000 was used in financing activities to repay silent partner debt, and $693,000 was used as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued Telecom Services operations for the six months ended June 30, 2007 was $279,000, of which $70,000 was used in operations, $8,000 was used in investing activities, $6,000 was generated from investing activities, and $207,000 was used as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued Telecom Services operations for the six months ended June 30, 2006 was $241,000, of which $118,000 was used in operations, $5,000 was used in financing activities to repay notes payable, and $118,000 was used as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued Mobot operations for the six months ended June 30, 2006 was $465,000, of which $436,000 was used in operations, and $29,000 was used in investing activities. Since this business was sold during 2006, there was no effect on cash during the six months ended June 30, 2007.

Net cash used in the Company’s discontinued Sponge operations for the six months ended June 30, 2006 was $130,000, of which $112,000 was generated from operating activities, and $18,000 was used as a result of the effect of exchange rates on cash. Since this business was sold during 2006, there was no effect on cash during the six months ended June 30, 2007.

As of June 30, 2007, NeoMedia has a working capital deficiency of $67,570,000, of which $24,420,000 relates to the fair value of derivative financial instruments, and $40,178,000 relates to the carrying value of debentures and convertible preferred stock that are convertible into shares of NeoMedia common stock. NeoMedia intends to fund its working capital deficiency as described in “Sources of Cash and Projected Cash Requirements”.

Significant Liquidity Events

Sale of 12Snap - March 2007

On April 4, 2007, NeoMedia entered into a material definitive agreement with Bernd M. Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer purchased from NeoMedia 90% of the shares of 12Snap, pursuant to the following material terms:

•	$1,100,000 was paid by the Buyer to NeoMedia in cash at closing, of which $1,015,000 was applied toward amounts owed to silent partners of 12Snap;

•	$500,000 was placed into an escrow account for 90 days to secure warranty claims, and was paid during July 2007;

•	Buyer waived his portion of the purchase price guarantee obligation in the amount of $880,000;

•	Buyer returned to NeoMedia 2,525,818 NeoMedia shares previously issued to Buyer;

•	12Snap management waived their portion of the purchase price guarantee obligation in the amount of $880,000;

•	12Snap management returned to NeoMedia 5,225,039 shares of NeoMedia common stock previously issued to 12Snap management;

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

$7.5 Million Convertible Debenture - March 2007

NeoMedia entered into a Securities Purchase Agreement, dated March 27, 2007, with Cornell Capital Partners (the “March Debenture Agreement”). Pursuant to the March Debenture Agreement, Cornell Capital Partners agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7,459,000. The March Debenture Agreement also provided for the issuance to the purchasers, at no additional cost to the purchaser, warrants to purchase 125,000,000 shares of NeoMedia common stock at an exercise price of $0.04 per share. In connection with the March Debenture Agreement, NeoMedia also entered into a Registration Rights Agreement with the purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receiving a written notice from the purchasers requesting filing, (ii) achieve effectiveness of the registration statement within 120 days of receiving a notice to file the registration statement and (iii) maintain effectiveness of the registration statement for the life of the agreement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month. The debentures are secured by substantially all of the Company’s assets.

At any time from the closing date until December 29, 2008, the purchaser has the right to convert the convertible debenture into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, as follows: The lower of $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date.

In connection with the March Debenture Agreement, NeoMedia applied $1,312,000 of the gross proceeds toward payment of liquidated damages accrued on previous convertible instruments payable to the purchaser, and $366,000 toward accrued interest on previous convertible debentures. Cornell Capital Partners also retained fees of $781,000, resulting in net proceeds to the Company of $5,000,000.

Obligations Relating to Gavitec and 12Snap

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

On January 23, 2007, NeoMedia entered into an agreement with the former shareholders of Gavitec, whereby this purchase price obligation is to be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007 (subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $481,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007. NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007. As of June 30, 2007, the balance on the accrual was $268,000, representing the remaining interest payments.

During the three months ended March 31, 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of a portion of the 12Snap purchase price obligation totaling $9,427,000, and made cash payments against the liability totaling $259,000. The balance on the purchase price obligation as of June 30, 2007 was $4,684,000.

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

HipCricket Note Receivable

On July 27, 2007, NeoMedia entered into a settlement agreement with HipCricket for the early payment of a note receivable due to NeoMedia from HipCricket, for which payment was received by NeoMedia on that date. Refer to Exhibit 10.1 for details of the agreement.

China Order

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of Micro Paint Repair products to Automart, Inc. for which payment has not been received. The accounts receivable related to this transaction have been fully reserved. Recognition of revenue on this transaction has been deferred since this is a new customer in a new territory. If and when payment is made, NeoMedia expects to recognize revenue for these shipments, and would also receive a material cash infusion. In the absence of payment, NeoMedia would not recognize revenue related to these products and would not recoup its cost of goods sold which have already been paid. If not collected, these assets could be sold in connection with the proposed sale of the MicroPaint Repair business unit. The accounts receivable due from this sale were fully reserved in 2006, and the inventory value was also expensed at that time.

Sources of Cash and Projected Cash Requirements

As of June 30, 2007, NeoMedia’s cash balances were $151,000. NeoMedia intends to attempt to fund its growth and working capital deficiencies from the following sources during the remainder of 2007 and beyond:

Sale of non-core business units. During August 2006, NeoMedia announced its intent to sell its MicroPaint Repair business unit. Additionally, during January 2007, the Company decided to sell wholly-owned subsidiaries 12Snap and NeoMedia Telecom Services. During April 2007, NeoMedia completed the sale of 12Snap. The cash portion of the sale price was $1.6 million, of which $1.1 million was used to pay balances owed to silent partners of 12Snap, and $0.5 million was paid to NeoMedia during July 2007. Any cash proceeds realized from the sale of these non-core business units will be used to fund the operations of NeoMedia’s core code reading business, consisting of qode®, Gavitec, and the related intellectual property.

Exercise of options and warrants. One of the Company’s shareholders, Cornell Capital Partners, currently holds warrants to purchase up to 427,000,000 shares of Company common stock at exercise prices between $0.04 and $0.06 per share. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Cornell Capital Partners contain a provision that, if NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default under the warrant agreements due to its default position under the Investor Registration Rights Agreements associated with certain of the convertible financings. As a result, Cornell Capital Partners currently has the right to exercise on a cashless basis 250,000,000 of the warrants they hold, and NeoMedia may not receive any cash proceeds from such exercises.

In addition, certain outstanding employee stock options are in-the-money and could be exercised at the holders’ discretion from time to time. As of June 30, 2007, NeoMedia had 114,083,016 outstanding employee stock options, of which 44,850,000 were in-the-money based on the closing price on June 30, 2007 of $0.035 per share. Total potential proceeds to the Company from exercise of all in-the-money options are $631,000. On February 1, 2007, NeoMedia instituted a stock option repricing plan as a retention tool to align its employees with the new vision of NeoMedia. Under the Plan, NeoMedia repriced 50,148,750 stock options held by current employees, contractors, and directors. Options for employees of NeoMedia’s ongoing operations were repriced as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that are scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon grant and 25% on each subsequent anniversary date. The Company also repriced options for outside directors as follows: options with an exercise price below $0.24 were repriced to $0.045, and options with an exercise price $0.24 or higher were repriced to $0.075. In addition, the Company repriced options held by employees of its held for sale Micro Paint Repair and Telecom Services businesses, such that all vested options were repriced to $0.045 per share, and all unvested options will vest upon sale of the respective business unit at an exercise price of $0.075 per share, with a 12-month period to exercise. NeoMedia expects that additional funds could be realized upon exercise of such repriced options.

Strategic Investment. NeoMedia is currently in the process seeking a significant strategic investment from a long term capital investor to secure sources of cash to fund the Company’s growth.

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

NeoMedia’s reliance on Cornell Capital Partners as its primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreements between NeoMedia and Cornell Capital Partners signed in connection with the convertible debenture sales, without Cornell Capital Partners’s consent NeoMedia cannot (i) issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of its assets of, or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between NeoMedia and Cornell Capital Partners signed in connection with the convertible debentures, Cornell Capital Partners has a security interest in all of NeoMedia’s assets. Such covenants could severely harm NeoMedia’s ability to raise additional funds from sources other than Cornell Capital Partners, and would likely result in a higher cost of capital in the event funding were secured.

Additionally, pursuant to the terms of the investment agreement between NeoMedia and Cornell Capital Partners signed in connection with the Series C convertible preferred stock sale, NeoMedia cannot (i) enter into any debt arrangements in which it is the borrower, (ii) grant any security interest in any of its assets, or (iii) grant any security below market price.

NeoMedia has incurred both cash and non-cash costs associated with the financing arrangements with Cornell Capital Partners, as follows:

•
In connection with the $7.5 million convertible debenture in March 2007, NeoMedia issued 125,000,000 warrants to Cornell Capital Partners with an exercise price of $0.04 per share. NeoMedia also paid cash fees of $781,000 from the proceeds.

•
In connection with the $2.5 million convertible debenture in December 2006, NeoMedia issued 42,000,000 warrants to Cornell Capital Partners with an exercise price of $0.04 per share, and repriced an additional 210,000,000 warrants held by Cornell Capital Partners that had been issued in connection with previous financings. NeoMedia also paid cash fees of $270,000 from the proceeds.

•
In connection with the $5 million convertible debenture in August 2006, NeoMedia issued 175,000,000 warrants to Cornell Capital Partners with exercise prices between $0.05 and $0.25 (which were subsequently repriced in December 2006), and repriced 85,000,000 warrants that had been issued in connection with a previous financing (which were subsequently further repriced in December 2006).

•
In connection with the $27 million Series C convertible preferred stock sale in February 2006, NeoMedia incurred the following costs: (i) Cornell Capital Partners held back a $2,700,000 cash fee from the proceeds of the sale, (ii) NeoMedia issued 75 million warrants to Cornell Capital Partners with exercise prices between $0.35 and $0.50, which were subsequently repriced, and (iii) NeoMedia issued 2,000,000 warrants with an exercise price of $0.328 to another party for structuring and consulting fees associated with the sale.

•
In connection with the 2005 SEDA entered into during March 2005, NeoMedia incurred the following costs: (i) NeoMedia issued 75,000,000 warrants to Cornell Capital Partners with an exercise price of $0.20, 10,000,000 of which were subsequently repriced to $0.04 in connection with the convertible debenture financings in August 2006 and December 2006, and (ii) NeoMedia issued 4,000,000 warrants with an exercise price of $0.227 to another party for structuring and consulting fees associated with the 2005 SEDA. The fair value of these warrants in the amount of $13,256,000 was written off during the year ended December 31, 2006.

NeoMedia’s cash flow used in operations was $5,264,000 (excluding cash used in operations of discontinued Telecom Services and Micro Paint Repair business units of $726,000) for the six months ended June 30, 2007. In the event that (i) NeoMedia is unsuccessful in divesting of its remaining Micro Paint Repair and Telecom Services business units in a timely fashion, (ii) NeoMedia’s stock price does not increase to levels where it can force exercise of enough of its outstanding warrants to generate material operating capital, (iii) the market for NeoMedia’s stock will not support the sale of shares underlying such warrants or other funding sources, or (iv) NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia’s business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan, and could be forced to sell certain of its assets, including its subsidiaries.

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
•
NeoMedia issued Series C convertible preferred shares with face value of $21,567,000 and convertible debentures with a face value of $14,958,000 that are subject to conversion at future dates, plus the expected value of liquidated damages accrued in the amount of $1,388,000 relating to these convertible instruments; and

•	NeoMedia has accrued the amount of $4,684,000 relating to a purchase price guarantee obligation in connection with its acquisition of 12Snap.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	(US dollars in thousands)
					Series C
		Vendor &	Subsidiary		Convertible
	Operating	Consulting	Acquisition	Convertible	Preferred
	Leases	Agreements	Commitments	Debentures	Stock	Total

2007 (remaining six months)	$153	$11	4,684	$16,346	21,657	$42,851
2008	172	17	---	---	---	189
2009	---	11	---	---	---	11
2010	---	3	---	---	---	3
2011	---	---	---	---	---	---
Thereafter	---	---	---	---	---	---
Total	$325	$42	$4,684	$16,346	$21,657	$43,054

In addition, as of June 30, 2007, NeoMedia had future obligations relating to its discontinued Micro Paint Repair and Telecom Services businesses totaling $1,270,000, most of which is expected to be assumed by the buyers upon the anticipated sale of each business unit.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30, 2007 was $14,096,000 compared to net income of $3,815,000, for the six months ended June 30, 2006. Net cash used for operations was $5,264,000 and $4,539,000, for the six months ended June 30, 2007 and 2006, respectively. NeoMedia also has an accumulated deficit of $175,025,000 and a working capital deficit of $67,306,000 as of June 30, 2007. Additionally, as of June 30, 2007, NeoMedia had recorded a liability of $4,684,000 relating to purchase price guarantee obligations associated with its acquisition of 12Snap.

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

NeoMedia carried out an evaluation, under the supervision and with the participation of its management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10−Q. Based on this evaluation, the CEO and CFO concluded that NeoMedia’s disclosure controls and procedures were not effective as of June 30, 2007, at the reasonable assurance level, because of the material weaknesses described in Item 9A of NeoMedia’s Annual Report on Form 10−K for the fiscal year ended December 31, 2006, which NeoMedia is still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2006 Form 10−K for a full description of these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to NeoMedia’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, NeoMedia’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect NeoMedia’s business, financial condition or future results. The risks described in NeoMedia’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to NeoMedia or that are currently deemed to be immaterial also may materially adversely affect NeoMedia’s business, financial condition and/or operating results.  There were no material changes in the Company's risk factors from the risks disclosed in the Company's Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (A), (B), (C) AND (D)

On July 20, 2007, NeoMedia issued 517,415 shares of unregistered common stock to two separate parties as payment toward a consulting contract.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

NeoMedia is currently in default of (i) the Investor Registration Rights Agreement entered into on February 17, 2006, in connection with the $22 million Series C Convertible preferred Stock Sale, (ii) the Investor Registration Rights Agreement entered into on August 24, 2006, in connection with the $5 million secured convertible debenture, and (iii) the Investor Registration Rights Agreement entered into on December 29, 2006, in connection with the $2.5 million secured convertible debenture. As a result, the Purchaser has certain rights with respect to the financing arrangements, specifically, (i) the full face value of each instrument is callable in the aggregate amount of $36,616,000, (ii) up to 325,000,000 warrants held by Purchaser with an exercise price of $0.04 can be exercised on a cashless basis, and (iii) NeoMedia is responsible for liquidated damages as required by each financing arrangement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Based upon the required market capitalization test as of the last day of the second quarter for the year ended December 31, 2007, the Company has determined that it will not have an accelerated filer status as of the end of the current fiscal year. The company will be required to perform this test on an annual basis as of the last day of the second quarter to determine its filing status.

Item6. exhibits and reports on form 8-k

 (a) Exhibits:

Exhibit No.	Description	Location
31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
10.1	Agreement for early settlement of debt due to NeoMedia from HipCricket	Provided herewith

(b)	Reports on Form 8-K:

On June 22, 2007, NeoMedia filed a report on Form 8-K with respect to Item 5.02, disclosing that (i) David A. Dodge resigned his position as Vice President and Chief Financial Officer, effective June 30, 2007, (ii) Mr. Dodge would be replaced on an interim basis by J. Scott Womble, NeoMedia’s Controller, (iii) A. Hayes Barclay resigned his position as a member of the Company’s board of directors, effective July 11, 2007, and (iv) Mr. Barclay would be replaced on the board by William J. Hoffman, the Company’s CEO.

On June 8, 2007, NeoMedia filed a report on Form 8-K with respect to Item 2.01 and 9.01, to amend and restate financial statements of BSD Software, Inc., a material subsidiary acquired in March 2006.

On June 6, 2007, NeoMedia filed a report on Form 8-K with respect to Item 5.02, disclosing that it had named William Hoffman as its Chief Executive Officer, replacing Charles W. Fritz.

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

NEOMEDIA TECHNOLOGIES, INC. Registrant

Date: August 9 , 2007	By:	/s/ William J. Hoffman
William J. Hoffman, Chief Executive Officer

Date: August 9 , 2007	By:	/s/ J. Scott Womble
J. Scott Womble Interim CFO and Principal Accounting Officer