Form 10-Q
period 2007-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2007-11-09
CIK 1022701

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Yes ☐ No ☒

As of November 2, 2007, there were 1,021,324,111 shares of common stock and 20,097 shares of Series C Convertible Preferred Stock outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)	4

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MAKRET RISK	75

ITEM 4. CONTROLS AND PROCEDURES	75

PART II — OTHER INFORMATION	78

ITEM 1. LEGAL PROCEEDINGS	79

ITEM 1A. RISK FACTORS	78

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	79

ITEM 3. DEFAULT UPON SENIOR SECURITIES	79

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	79

ITEM 5. OTHER INFORMATION	80

ITEM6. EXHIBITS AND REPORTS ON FORM 8-K	81

SIGNATURES	82

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30	December 31,
	2007	2006 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226	$2,813
Trade accounts receivable, net of allowance for doubtful accounts of $16 and $68, respectively	121	187
Other accounts receivable	0	550
Inventories, net of allowance for obsolete & slow-moving inventory of $58 and $53 respectively	267	80
Investment in marketable securities	11	57
Prepaid expenses and other current assets	134	102
Assets held for sale	6,438	19,420
Total current assets	7,197	23,209

Leasehold improvements & property and equipment, net	110	191
Goodwill	3,418	3,418
Capitalized patents, net	2,615	2,839
Proprietary software, net	3,591	4,138
Other intangible assets, net	41	42
Cash surrender value of life insurance policy	949	863
Other long-term assets	3,705	3,425
Total assets	$21,626	$38,125

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,515	$2,442
Liabilities held for sale	3,440	10,257
Taxes payable	12	5
Accrued expenses	3,278	4,016
Deferred revenues and other current liabilities	461	575
Notes payable	15	15
Accrued purchase price guarantee	4,592	19,667
Derivative financial instruments	32,346	25,417
Deferred tax liability	527	706
Debentures payable	7,500	7,500
Debentures payable at fair value	22,797	0
Convertible preferred stock, mandatorily redeemable, $0.01 par value, 25,000,000 shares
authorized, 22,000 issued, 20,877 shares outstanding, liquidation value of $20,877	20,877	21,657
Total liabilities	98,360	92,257
Commitments and contingencies (Note 12)

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 956,968,323 and
656,853,390 shares issued and 955,326,897 and 655,211,964 outstanding, respectively	9,553	6,376
Additional paid-in capital	116,356	101,911
Accumulated deficit	(201,160)	(160,930)
Accumulated other comprehensive loss	(704)	(710)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ deficit	(76,734)	(54,132)
Total liabilities and shareholders’ deficit	$21,626	$38,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

* - Amounts have been reclassified from the audited December 31, 2006 consolidated balance sheet to reflect assets and liabilities held for sale in relation to the Company’s discontinued operations. See note 1.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Three Months Ended September 30,
	2007	2006

Net sales	$287	$430
Cost of sales	324	463
Gross profit	(37)	(33)

Sales and marketing expenses	604	1,307
General and administrative expenses	1,110	1,870
Research and development costs	435	579

Income (loss) from operations	(2,186)	(3,789)

Gain (loss) on extinguishment of debt	201	0
Interest income (expense), net	(7,186)	(160)
Gain (loss) on derivative financial instruments	(12,215)	(9,721)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(21,386)	(13,670)

DISCONTINUED OPERATIONS (Note 4)
Income (loss) from operations of discontinued operations	(780)	(4,432)
Impairment of assets of NeoMedia Telecom and MicroPaint Repair	(3,967)	0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4,747)	(4,432)

NET INCOME (LOSS)	(26,133)	(18,102)

Accretion of dividends on convertible preferred stock	(428)	(604)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(26,561)	(18,706)

Comprehensive loss:
Net income (loss)	(26,133)	(18,102)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(3)	114
Foreign currency translation adjustment	(53)	(320)

COMPREHENSIVE INCOME (LOSS)	$(26,189)	$(18,308)

Income (loss) per share from continuing operations—basic and diluted	$(0.02)	$(0.02)
Income (loss) per share from discontinued operations—basic and diluted	$(0.01)	$(0.01)
Net income (loss) per share—basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares—basic	927,306,694	644,720,857

Weighted average number of common shares—diluted	927,306,694	644,720,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and per Share Data)

	Nine Months Ended September 30,
	2007	2006

Net sales	$1,310	$1,117
Cost of sales	1,011	1,000
Gross profit	299	117

Sales and marketing expenses	2,006	4,013
General and administrative expenses	4,874	5,199
Research and development costs	1,360	1,561

Income (loss) from operations	(7,941)	(10,656)

Gain (loss) on extinguishment of debt	454	(1,858)
Interest income (expense), net	(9,841)	(191)
Write-off of deferred equity financing costs	0	(13,256)
Gain (loss) on derivative financial instruments	(14,601)	6,073

INCOME (LOSS) FROM CONTINUING OPERATIONS	(31,929)	(19,888)

DISCONTINUED OPERATIONS (Note 4)
Income (loss) from operations of discontinued operations	(1,609)	(7,656)
Income (loss) from disposal of 12Snap	(257)	0
Impairment of assets of 12Snap, NeoMedia Telecom, and Micro Paint Repair	(6,434)	0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(8,300)	(7,656)

NET INCOME (LOSS)	(40,229)	(27,544)

Accretion of dividends on convertible preferred stock	(1,289)	(1,220)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(41,518)	(28,764)

Comprehensive loss:
Net income (loss)	(40,229)	(27,544)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(46)	(49)
Foreign currency translation adjustment	52	(434)

COMPREHENSIVE INCOME (LOSS)	($40,223)	($28,027)

Income (loss) per share from continuing operations—basic and diluted	$(0.04)	$(0.04)
Income (loss) per share from discontinued operations—basic and diluted	$(0.01)	$(0.01)
Net income (loss) per share—basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares—basic	835,772,746	602,132,555

Weighted average number of common shares—diluted	835,772,746	602,132,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(31,929)	$(19,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	870	793
Loss on early extinguishment of debt	(454)	1,858
Change in fair value from revaluation of warrants and embedded conversion features	14,601	(6,073)
Write-off of deferred equity financing costs	0	13,256
Stock-based compensation expense	2,221	2,777
Interest expense related to convertible debt	8,203	22
Increase in value of life insurance policies	(86)	(28)

Changes in operating assets and liabilities
Trade and other accounts receivable	545	(671)
Inventories	(187)	55
Prepaid expenses and other current assets	(32)	(227)
Accounts payable and accrued liabilities	(112)	927
Deferred revenue and other current liabilities	(293)	1,206
Net cash used in operating activities	(6,653)	(5,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from sale of (paid to acquire) CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash acquired	1,100	(13,867)
Acquisition of property and equipment	(15)	(236)
Acquisition of patents and other intangible assets	0	(160)
Advances to discontinued subsidiaries Micro Paint Repair, 12Snap, Telecom Services, Mobot, and Sponge	(2,282)	(4,957)
Acquisition related costs	0	(164)
Payment of purchase price guarantee obligations	(2,579)	0
Amounts received (issued) under notes receivable	671	(500)
Net cash used in investing activities	(3,105)	(19,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under convertible debt instruments, net of fees of $981 in 2007 and $0 in 2006	8,253	5,000
Repayments on notes payable and convertible debt instrument	(1,015)	(436)
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006	0	210
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	0	14,066
Net proceeds from exercise of stock options and warrants	17	8,419
Net cash provided by financing activities	7,255	27,259

EFFECT OF EXCHANGE RATE CHANGES ON CASH FROM CONTINUING OPERATIONS	(84)	(1,120)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(2,587)	262

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,813	1,704

CASH AND CASH EQUIVALENTS, END OF PERIOD	$226	$1,966

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$636	$48
Supplemental disclosure of investing and financing activities:
Unrealized gain (loss) on marketable securities	(40)	(361)
Fair value of 258,620,948 shares issued to satisfy purchase price guarantee obligations	12,721	0
Fair value of 28,854,685 shares issued to satisfy debt guarantee obligation	698	0
Prepaid acquisition costs applied to purchase price	0	168
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C Convertible Preferred Stock	0	594
Carrying value of promissory note and accrued interest paid in exchange for Series C Convertible Preferred Stock	0	(3,208)
Fair value of shares issued to acquire CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	0	46,964
Change in net assets resulting from acquisitions of CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	0	62,240
Accretion of dividends on Series C Convertible Preferred Stock	1,289	1,220
Fair value of outstanding warrants reclassified to liabilities	0	13,884
Portion of change in fair value of outstanding warrants converted to liabilities recorded to paid-in capital	0	3,790
Initial fair value of Series C Convertible Preferred Stock (host instrument only)	0	4,908
Deferred stock-based financing costs associated with Series C Convertible Preferred Stock	0	3,198
Difference between net proceeds and recorded fair value of Series C Convertible Preferred Stock	0	4,041
Advance receivable from Mobot, Inc. forgiven upon acquisition	0	1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEOMEDIA TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The condensed consolidated financial statements include the financial statements of NeoMedia Technologies, Inc. and its wholly-owned subsidiaries (“NeoMedia” or the “Company”). The condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the condensed consolidated financial position of NeoMedia as of September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the three and nine month periods ended September 30, 2007 was $26,133,000, and $40,229,000, respectively. Net cash used in operations for the nine months ended September 30, 2007 was $6,653,000, and net cash used for discontinued operations (including operating, investing, and financing activities, as well as effect of exchange rates on cash for discontinued subsidiaries) was $741,000. NeoMedia also has an accumulated deficit of $201,160,000, and a working capital deficit of $91,163,000 as of September 30, 2007, of which $32,346,000 relates to the fair value of derivative financial instruments.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. The Company's financial resources are insufficient to maintain operations beyond April, 2008, and the Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of its marketable assets. Management's plan is to secure adequate funding to bridge the commercialization of its core code-reading business.

NeoMedia plans to attempt to address its working capital deficiency by completing the proposed sale of its Micro Paint Repair business unit, and continuing to reduce its workforce and overhead expenses in non-critical areas. In addition, NeoMedia will attempt to generate additional revenue and profit from the launch of its core code-reading products and the value optimization of its patent portfolio.

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

During August 2006, NeoMedia announced that it intended to sell its Micro Paint Repair business. On November 1, 2007 the Company entered into a definitive purchase agreement to sell the assets of the Micro Paint Repair business unit, excluding the assets of the U.S. Auto Xperience operations. During the fourth quarter of 2006, NeoMedia divested of its Mobot and Sponge subsidiaries. During January 2007, NeoMedia made the strategic decision with respect to its corporate structure in 2007 and beyond to shed its remaining non-core 12Snap and Telecom Services business units to focus on the area that management believes will deliver the most value - the core code-reading business. During April 2007, NeoMedia sold the 12Snap business. On October 30, 2007, NeoMedia completed the sale of its Telecom Services business unit.

As a result of the divestitures of 12Snap, Mobot, Sponge, and Telecom Services, and the proposed divestiture of Micro Paint Repair, beginning in the first quarter of 2007 NeoMedia evaluated its business as one consolidated business, focusing on its core code-reading business and related intellectual property.

For purposes of these financial statements, NeoMedia Micro Paint Repair, NeoMedia Telecom Services, 12Snap, Sponge, and Mobot are considered discontinued operations as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006. NeoMedia Micro Paint Repair, NeoMedia Telecom Services, 12Snap, Sponge, and Mobot qualified as separate operating business units because they (i) engaged in business activities that earned revenues and incurred expenses, (ii) had operating results that were regularly reviewed by decision makers for the purposes of allocating resources to the segment, and (iii) had separate discreet financial information.

On September 26, 2007, NeoMedia announced plans to relocate its corporate headquarters, as well as changes in current key personnel. NeoMedia is currently based out of Ft. Myers, Florida, and is relocating its operations to Atlanta, Georgia during the fourth quarter of 2007, in order to offer close contact to potential customers and easier access to international markets. NeoMedia will continue to operate its Aachen, Germany office, consisting of the operations of Gavitec. NeoMedia also announced that Christian Steinborn, 37, CEO of Gavitec, will assume the additional role of Chief Operating Officer of NeoMedia. Mr. Steinborn will oversee global sales opportunities and business operations of both NeoMedia and Gavitec. Christian is a seasoned executive with years of experience in the wireless industry and demonstrates consistent execution of sales and profitability initiatives. In addition, Charles W. Fritz, the founder and Chairman of the Board of NeoMedia, has resigned his role as Chairman of the Board. Mr. Fritz plans to pursue ventures in economic and environmental industries. NeoMedia has entered into a consulting arrangement with Mr. Fritz whereby he will provide sales, marketing, and other services to NeoMedia for a period of one year.

Reclassifications and Other

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 presentation, most notably, net sales were formerly reported as separate line items “Technology license, service and products,” and “Micro Paint Repair Products and Services.” As a result of the winding down of the former NCIS business unit and the proposed sale of the Micro Paint Repair business unit, revenue from continuing operations now consists of license revenue and is being reported under the caption “Net sales.”

In addition, due to the Company’s decision to sell the Telecom Services and Micro Paint Repair business units, and the completed divestitures of 12Snap, Mobot and Sponge, results of operations from each of these units have been reclassified under the caption “Discontinued Operations” for all periods shown on the accompanying condensed consolidated statement of operations, and assets and liabilities relating to these units are combined into the captions “Assets held for sale” and “Liabilities held for sale,” respectively, on the accompanying condensed consolidated balance sheet. Additionally, the statements of cash flows for the nine months ended September 30, 2006 have been reclassified to exclude the cash flows of the discontinued business units.

While preparing the Company’s quarterly report on Form 10-Q for the second quarter of 2007, the Company became aware of amounts that were incorrectly reported in its 2006 Forms 10-Q and 10-K for the third quarter of 2006 and year end 2006, respectively. This issue has been reviewed by the Company pursuant to SEC Staff Accounting Bulletin No. 99 and FASB Statement of Financial Accounting Standards No. 154, and determined to be not material to the 2006 financial reports. The Company further determined that the correction of the prior year misstatement in the current year financial reports would be material to the current year financial statements. Pursuant to the SEC Staff Accounting Bulletin No. 108 (“SAB 108”), the Company has corrected its December 31, 2006 consolidated audited balance sheet presented in this third quarter 2007 Form 10-Q to reflect the corrected amounts. Pursuant to SAB 108, correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. The following table reflects the adjustments to the statement of operations for the three and nine months ended September 30, 2006, and to the balance sheet as of December 31, 2006 (all amounts in thousands):

Statement of operations	Three Months Ended September 30, 2006
	As Reported	Adjustment	Corrected
Loss on derivative financial instruments	(9,271)	(450)	(9,721)
Net loss from continuing operations	(29,289)	(450)	(29,739)
Net loss	(30,909)	(450)	(31,359)
Net loss attributable to common shareholders	(31,513)	(450)	(31,963)
Comprehensive loss	(31,113)	(450)	(31,563)

Statement of operations	Nine Months Ended September 30, 2006
	As Reported	Adjustment	Corrected
Gain (loss) on derivative financial instruments	6,523	(450)	6,073
Net loss from continuing operations	(24,268)	(450)	(24,718)
Net loss	(27,094)	(450)	(27,544)
Net loss attributable to common shareholders	(28,314)	(450)	(28,764)
Comprehensive loss	(27,577)	(450)	(28,027)

Balance sheet	As of December 31, 2006
	As Reported	Adjustment	Corrected
Derivative financial instruments	25,819	(402)	25,417
Total liabilities	92,659	(402)	92,257
Additional paid-in capital	100,541	(1,370)	101,911
Accumulated deficit	(159,962)	968	(160,930)
Total shareholders equity / (deficit)	(54,534)	(402)	(54,132)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following significant accounting policies were not applicable as of the filing of the annual report for the year ended December 31, 2006. For a complete discussion of the Company’s significant accounting policies, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and acceptance by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s subsidiaries Sponge (sold during 2006) and 12Snap (sold during 2007) followed this policy. Telecom revenues from NeoMedia’s subsidiary BSD are recognized at the time that calls are accepted by the clearinghouse for billing to customers on a net basis, based on guidance in EITF 99-19. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

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

Effect Of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007. The Company may adopt this statement for its 2007 fiscal year. The Company is currently evaluating the impact of adopting this statement; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. NeoMedia applied the provisions of SAB 108 with the preparation of NeoMedia’s annual financial statements for the year ended December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company’s financial statements for the three and nine month periods ended September 30, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption had no impact on our consolidated financial statements and we are in compliance with the measurement date provisions of this statement.

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

In December 2006, FASB Staff Position No. EITF 00-19-2 was issued. This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles “GAAP” without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company follows the guidance in FSP 00-19-2 in assessing its liabilities related to the liquidated damages arising from the Company’s default position on the convertible financing arrangements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force “EITF” Issue No. 06−11, "Accounting for Income Tax Benefits of Dividends on Share−Based Payment Awards" ("EITF 06−11"). EITF 06−11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non−vested equity−classified employee share−based payment awards as an increase to additional paid−in capital. EITF 06−11 is effective for fiscal years beginning after September 15, 2007. While the Company is currently evaluating the provisions of EITF 06−11, the adoption is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

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

On January 1, 2007, the Company adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06−2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06−2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF Issue No. 06−2 had no impact on our financial position, results of operations, or cash flows.

In September 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06−1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06−1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. This issue is effective for our annual reporting period ending December 31, 2007. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We are in the process of evaluating the impact of this issue on our consolidated financial statements. The Company does not expect the adoption of EITF 06−1 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2007, the FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services related to research and development activities. EITF 07-3 requires that advanced payments be capitalized and subsequently expensed as the goods are delivered or services performed. NeoMedia is required to adopt EITF 07-3 effective January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated results of operations and financial condition.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”). SOP 07-1 addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the Company as of December 1, 2008. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 46R-7, “Application of FIN 46R to Investment Companies,” which amends FIN 46R to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised audit guide under SOP 07-1. FSP FIN No. 46R-7 is effective upon adoption of SOP 07-1. The Company is currently evaluating the potential impact of adopting SOP 07-1 and FSP FIN 46R-7, and does not expect SOP 07-1 to have a material impact on our consolidated results of operations and financial condition.

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

On November 14, 2006, NeoMedia divested of 92.5% its ownership interest in Sponge. On December 6, 2006, NeoMedia sold 82% of its ownership interest in Mobot. On April 4, 2007, NeoMedia divested 90% of its ownership interest in 12Snap. On October 30, 2007, NeoMedia sold its 90% ownership stake in Triton Global Business Services, Inc., which had comprised the operations of NeoMedia’s Telecom Services business unit.

The consolidated statements of operations presented herein reflect the results of these acquired subsidiaries as follows: Mobot results are included from February 18, 2006 through December 6, 2006 under the caption “Loss from discontinued operations”; Sponge results are included from February 24, 2006 through November 14, 2006 under the caption “Loss from discontinued operations”; 12Snap results are included from February 24, 2006 through April 4, 2007 under the caption “Loss from discontinued operations”; BSD results are included from March 22, 2006 through September 30, 2007 under the caption “Loss from discontinued operations”; and Gavitec results are included in NeoMedia’s consolidated results from continuing operations from February 24, 2006 through September 30, 2007. Pro-forma results of operations are presented at the end of this Note 3.

The following disclosures reflect activity related to acquisitions since the filing of NeoMedia’s last annual report for the year ended December 31, 2006. For a complete discussion of the Company’s acquisition activity, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Gavitec

The acquisition agreement between NeoMedia and Gavitec stipulated that, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.389, NeoMedia was obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares became saleable and $0.389. On January 23, 2007, NeoMedia entered into an agreement with the former shareholders of Gavitec, whereby this purchase price obligation was to be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007 (subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $481,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007. NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007. In August 2007, payments totaling $157,000 were made. As of September 30, 2007, NeoMedia owes $111,000 in remaining interest payments relating to this obligation.

12Snap

During the first quarter of 2007, NeoMedia initiated an action plan to sell its 12Snap business. During the three months ended March 31, 2007, and the year ended December 31, 2006, NeoMedia recorded impairment charges of $2,467,000 and $18,327,000, respectively, to adjust the carrying value of the 12Snap asset group to the expected net proceeds from the sale of the assets. Prior to the impairment charge, the asset group consisted primarily of goodwill and other intangible assets recorded upon purchase of 12Snap by NeoMedia during the first quarter of 2006. In connection with its decision to sell the 12Snap business in the first quarter of 2007, NeoMedia revised its expected cashflow to reflect the estimated net cash proceeds that the Company anticipated receiving in a sale transaction. The operations of 12Snap are classified as discontinued operations during the three and nine months ended September 30, 2007 and 2006. The criteria for discontinued operations classification were met during the three and nine months ended September 30, 2007. (See Note 4)

Pursuant to the terms of the original purchase agreement, in the event that NeoMedia’s stock price at the time the consideration shares became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3956, NeoMedia was obligated to compensate 12Snap shareholders in cash for the difference between the price at the time the shares became saleable and $0.3956. On February 22, 2007, the shares became eligible for resale under Rule 144. The actual calculated purchase price obligation to NeoMedia based on the volume weighted average closing price of NeoMedia common stock for the ten days up to and including February 22, 2007 was $16,233,000. Because the amount of the purchase price guarantee was measurable and probable as of December 31, 2006, it was recorded at that date by reducing the fair value of the initial stock consideration by the amount of the contingency. On March 19, 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of a portion of the purchase price obligation totaling $9,427,000. Additionally, NeoMedia has made cash payments against the liability totaling $467,000, and further reduced the balance through the forgiveness of $1,760,000 of the obligation in connection with the sale of 12Snap. The balance on the purchase price obligation as of September 30, 2007 was $4,592,000, which includes $13,000 in interest accrued on a portion of the balance. The Company is currently negotiating payment terms for the balance of the obligation.

On April 4, 2007, NeoMedia reached an agreement with Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to NeoMedia’s acquisition of 12Snap, pursuant to which the Buyer acquired from NeoMedia 90% of the shares of 12Snap, pursuant to the following material terms:

•	$1,100,000 was paid by the Buyer to the Company in cash at closing, of which $1,015,000 was paid directly to, and applied toward amounts owed to silent partners of 12Snap

•	$500,000 was placed into an escrow account for 90 days to secure warranty claims and release to NeoMedia during July 2007;

•	Buyer waived his portion of the purchase price guarantee obligation in the amount of $880,000;

•	Buyer returned to NeoMedia 2,525,818 NeoMedia shares previously issued to the Buyer;

•	12Snap management waived their portion of the purchase price guarantee obligation in the amount of $880,000;

•	12Snap management returned to NeoMedia 5,225,039 shares of NeoMedia common stock previously issued to 12Snap management;

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

NeoMedia recorded impairment charges of $0 and $2,467,000 during the three and nine months ended September 30, 2007, respectively, to adjust the carrying value of 12Snap’s assets to the final fair market value. NeoMedia realized a loss on the disposal of 12Snap in the three and nine months ended September 30, 2007, in the amount of $0 and $257,000 respectively.

BSD

During January 2007, NeoMedia initiated an action plan to sell its Telecom Services business. On August 16, 2007, NeoMedia signed a binding letter of intent to sell its ownership of 90% of the outstanding shares of Triton, the operations of which comprise the Telecom Services business unit (acquired from BSD in March 2006), to Greywolf for $1,500,000 cash (subsequently revised to $1,350,000). On October 30, 2007, NeoMedia completed the sale of Triton to Greywolf, for $1,350,000 cash. Guy Fietz, who was the Vice President and General Manager of the NeoMedia Telecom Services business unit, is also the principal shareholder and CEO of Greywolf. Mr. Fietz received 6,190,476 shares of NeoMedia stock with a fair value of $130,000 a commission on the sale.

During the three months ended September 30, 2007, NeoMedia recorded an impairment charge of $3,378,000 to adjust the carrying value of the Telecom Services asset group to the actual net proceeds from the sale of the assets. Prior to the impairment charge, the asset group consisted primarily of goodwill and other intangible assets recorded upon purchase of BSD by NeoMedia during the first quarter of 2006. The operations of Telecom Services are classified as discontinued operations during the three and nine months ended September 30, 2007 and 2006. The criteria for discontinued operations classification were met during the first three quarters of 2007. (See Note 4)

Pro Forma Financial Information (Unaudited)

Pro-forma results of operations as if NeoMedia was combined with Gavitec as of January 1, 2006 are as follows:
					Loss		Weighted
			Loss		per Share		Average
	Total		from		from		Common
	Net		Continuing		Continuing		Shares
	Sales		Operations		Operations		Outstanding

Nine Months Ended September 30, 2006
NeoMedia	$1,117		($27,544)		($0.05)		602,132,555
Gavitec	953		(874)
Pro forma adjustments	(864	)(A)	732	(A)	$0.00	(A)(B)	10,485,617	(B)
Pro forma combined	$1,206		($27,686)		($0.05)		612,618,172

Basis of Presentation: NeoMedia acquired Mobot, Sponge, Gavitec, 12Snap, and BSD during the first quarter of 2006. During November and December 2006, NeoMedia divested of Mobot and Sponge. During April 2007, NeoMedia divested of 12Snap. On October 30, 2007, NeoMedia sold its Telecom Services business, comprised of the Triton operations acquired from BSD. Because the results of BSD, 12Snap, Mobot, and Sponge have already been removed from NeoMedia's continuing operations and classified as discontinued operations for the nine months ended September 30, 2006, these entities have not been included in the pro forma results shown above. However, the pro forma shares issued as consideration for the acquisitions of Gavitec, 12Snap, and BSD are reflected in the pro forma loss per share and weighted average common shares outstanding. The pro forma shares issued as consideration for the acquisitions of 12Snap, Mobot and Sponge, and NeoMedia shares returned in the sale of Sponge, are not reflected in the pro forma weighted average common shares outstanding, since for pro forma purposes the acquisition and disposal transactions are assumed to have occurred on January 1, 2006. Since the results of Gavitec were included in NeoMedia’s consolidated financial results for the entire three and nine month periods ended September 30, 2007, and the entire three month period ended September 30, 2006, separate pro forma results are not presented for these periods.

(A) Adjustment is to reflect operations of Gavitec from February 23, 2006 (closing date of acquisition) through September 30, 2006, and to reflect amortization of Gavitec intangible assets for the period January 1, 2006 through February 23, 2006. Results of operations for Gavitec from February 23, 2006 through September 30, 2006 are included in NeoMedia's results from continuing operations for the nine months ended September 30, 2006.

(B) Adjustment for shares that would have been issued in connection with the acquisitions of Gavitec and BSD if they had occurred on January 1, 2006. The adjustment between the reported and the pro forma number of weighted average shares outstanding is caused by (i) the weighting of the pro forma shares for the nine months ended September 30, 2006, whereas in the reported number the shares were only outstanding from the closing date of each acquisition through September 30, 2006, and (ii) the number of pro forma shares being higher than the actual shares issued due to a lower stock price on the pro forma date of issuance than the actual date of issuance. Using the stock price around January 1, 2006, the pro forma number of shares that would have been issued was:

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

Intangible Assets

As of September 30, 2007, NeoMedia had intangible assets used in its continuing operations with original historical cost, accumulated amortization, and carrying value as follows:

(US dollars in thousands)	Gavitec	Other	Total

Patents
Historical cost	$0	$4,888	$4,888
Less: accumulated amortization	0	(2,273)	(2,273)
Carrying value as of September 30, 2007	$0	$2,615	$2,615

Proprietary Software
Historical cost	$4,600	$763	$5,363
Less: accumulated amortization	(1,050)	(722)	(1,772)
Carrying value as of September 30, 2007	$3,550	$41	$3,591

Copyrighted Materials
Historical cost	$64	$0	$64
Less: accumulated amortization	(23)	0	(23)
Carrying value as of September 30, 2007	$41	$0	$41

Total carrying value	$3,591	$2,656	$6,247

Estimated future amortization expense on NeoMedia’s intangible assets is expected to be:

(US dollars in thousands)	Proprietary Software	Copyrighted Materials	Patents	Total
2007 (remaining 3 months)	$171	$2	$75	$248
2008	690	11	295	996
2009	659	11	284	954
2010	657	11	264	932
2011	657	3	245	905
Thereafter	757	3	1,452	2,212
Total	$3,591	$41	$2,615	$6,247

It is important to note that actual amortization expense could differ materially from the table due to subjective factors such as changes in assumptions of useful lives or impairment charges. The weighted average remaining life for the intangible assets was approximately 6.7 years as of September 30, 2007.

As of September 30, 2007, the following intangible assets relating to discontinued operations were included in “Assets held for sale” on the accompanying consolidated balance sheet:

(US dollars in thousands)	Telecom Services	Micro Paint Repair	Total
Customer Contracts, net	$1,084	$54	$1,138
Proprietary Software, net	0	7	7
Copyrighted Materials, net	108	23	131
Patents, net	0	1,318	1,318
Goodwill, net	1,024	614	1,638
Total	$2,216	$2,016	$4,232

Goodwill

As of September 30, 2007, goodwill consisted of $3,418,000 associated with NeoMedia’s acquisition of Gavitec. As of September 30, 2007, NeoMedia also had recorded goodwill in the amount of $614,000 and $1,024,000 relating to its Micro Paint Repair and Telecom Services businesses, respectively, that were held for sale as of September 30, 2007. These amounts are included in “Assets held for sale” on the accompanying consolidated balance sheet. During the three months ended September 30, 2007, NeoMedia recognized impairment charges of $3,378,000 and $589,000 to adjust the carrying value of the Telecom Services and Micro Paint Repair asset groups respectively, to the expected net proceeds from the sale of each asset group.

4. DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Micro Paint Repair Business Unit

During August 2006, NeoMedia decided to sell its Micro Paint Repair business unit. On November 1, 2007 the Company entered into a definitive purchase agreement for the sale of the assets of the Micro Paint Repair business unit, excluding the assets of the U.S. Auto Xperience operations, with an expected closing date in mid November 2007.

NeoMedia has analyzed the pertinent facts of the proposed disposition with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria have been met and continue to be met as of the date of this filing. Accordingly, NeoMedia is reporting the operating results of the Micro Paint Repair business unit as Discontinued Operations, and the assets and liabilities as Held for Sale for all periods presented in this filing. Assets Held for Sale are not depreciated or amortized.

During the three months ended September 30, 2007, NeoMedia recorded an impairment charge of $589,000 to adjust the carrying value of the Micro Paint Repair asset group to the expected net proceeds from the sale of the assets.

Sponge and Mobot Businesses

In the fourth quarter of 2006, NeoMedia disposed of two subsidiaries, Sponge and Mobot. All assets and liabilities associated with these two subsidiaries were disposed of in their respective sales and removed from NeoMedia’s consolidated balance sheet. In accordance with SFAS 144, NeoMedia is reporting the operating results of these two subsidiaries as Discontinued Operations for all periods presented in this filing. NeoMedia has analyzed the applicable accounting literature found in the SEC Staff Accounting Bulletin “SAB” Topic 5E, Accounting Principles Board (“APB”) Opinion 29, APB 18, Statement of Financial Accounting Standards “SFAS” 141, SFAS 144, and Emerging Issues Task Force (“EITF”) issue 01-2, and determined that the criteria for reporting the disposal of a business and reporting of discontinued operations have been met.

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

Telecom Services Business

In connection with its January 2007 decision to focus on its core code-reading business, the Company also decided to sell the NeoMedia Telecom Services business unit. NeoMedia has analyzed the pertinent facts of the proposed transaction with respect to the criteria outlined in SFAS 144, and has determined that all of the criteria were met as of September 30, 2007 and continue to be met. Accordingly, NeoMedia is reporting the operating results of the NeoMedia Telecom Services business unit as discontinued operations, and the assets and liabilities as held for sale for all periods presented in this filing. Assets Held for Sale are not depreciated or amortized.

On August 16, 2007, NeoMedia signed a binding letter of intent to sell its ownership of 90% of the outstanding shares of Triton Global Business Services, Inc. (“Triton”), the operations of which comprise the Telecom Services business unit, to Greywolf Entertainment, Inc, a Canadian company, for $1,500,000 cash (subsequently revised to $1,350,000). During the three months ended September 30, 2007, NeoMedia recorded an impairment charge of $3,378,000 to adjust the carrying value of the Telecom Services asset group to the expected net proceeds from the sale of the assets. On October 30, 2007, NeoMedia completed the sale of Triton, and as a result discontinued the operations of its Telecom Services business unit.

The operating results of the Micro Paint Repair, Sponge, Mobot, 12Snap, and Telecom Services businesses classified as discontinued operations for the three and nine month periods ended September 30, 2007 and 2006 are shown in the following table. These results include the following items: (i) a gain on extinguishment of debt realized by Telecom Services in the amount of $265,000 in the nine months ended September 30, 2007, (ii) an impairment charge to reduce 12Snap assets to their fair market value in the amount of $2,467,000 in the three and nine months ended September 30, 2007, (iii) an impairment charge to reduce the Telecom Services assets to their fair market value in the amount of $3,378,000 in the three and nine months ended September 30, 2007, (iv) an impairment charge to reduce the Micro Paint Repair assets to their fair market value in the amount of $589,000 in the three and nine months ended September 30, 2007, (v)bad debt expense to write off accounts receivable from a material customer of the Telecom Services business unit in the amount of $405,000 in the three and nine months ended September 30, 2007, and (vi) a loss on the disposal of 12Snap in the amount of $257,000 in the nine months ended September 30, 2007. There is no tax expense or benefit to report due to NeoMedia’s net operating loss carry forward tax position.

(US dollars in thousands)	Three months ended September 30, 2007 (unaudited)
	Micro
	Paint	Telecom
	Repair	Services	12Snap	Mobot	Sponge	Total
Net Sales	$287	$525	$0	$0	$0	$812
Loss from discontinued operations	($913)	($3,716)	($92)	($11)	($15)	($4,747)

	Nine months ended September 30, 2007 (unaudited)
	Micro
	Paint	Telecom
	Repair	Services	12Snap	Mobot	Sponge	Total
Net Sales	$1,003	$1,339	$2,621	$0	$0	$4,963
Loss from discontinued operations	($2,122)	($3,706)	($2,394)	($34)	($44)	($8,300)

	Three months ended September 30, 2006 (unaudited)
	Micro
	Paint	Telecom
	Repair	Services	12Snap	Mobot	Sponge	Total
Net Sales	$367	$547	$2,226	$125	$264	$3,529
Income (loss) from discontinued operations	($1,619)	$144	($1,846)	($581)	($530)	($4,432)

	Nine months ended September 30, 2006 (unaudited)
	Micro
	Paint	Telecom
	Repair	Services	12Snap	Mobot	Sponge	Total
Net Sales	$1,145	$1,089	$5,347	$316	$975	$8,872
Loss from discontinued operations	($2,826)	($135)	($2,672)	($1,275)	($748)	($7,656)

The assets and liabilities of the Micro Paint Repair and Telecom Services businesses classified as held for sale as of September 30, 2007 are shown in the following table. There are no assets or liabilities associated with the 12Snap, Sponge or Mobot subsidiaries as of September 30, 2007.

(US dollars in thousands)	September 30, 2007
	Micro
	Paint	Telecom
	Repair	Services	Total
ASSETS
Current assets:
Cash & cash equivalents	$45	$3	$48
Trade accounts receivable, net	121	1,427	1,548
Inventory	324	0	324
Prepaid expenses and other current assets	77	14	91
Total Current Assets	$567	$1,444	$2,011

Leasehold improvements and property and equipment, net	139	56	195
Goodwill and other intangible assets, net	2,016	2,216	4,232

Total Assets Held for Sale	$2,722	$3,716	$6,438

LIABILITIES
Current liabilities:
Accounts payable	$25	$1,753	$1,778
Accrued expenses	40	10	50
Taxes payable	9	1,268	1,277
Deferred revenue & other	264	71	335
Total Liabilities Held for Sale	$338	$3,102	$3,440

The assets and liabilities of the Micro Paint Repair, 12Snap, and Telecom Services businesses classified as held for sale as of December 31, 2006 are shown in the following table. There are no assets or liabilities associated with the Sponge or Mobot subsidiaries as of December 31, 2006.

(US dollars in thousands)	December 31, 2006
	Micro
	Paint	Telecom
	Repair	Services	12Snap	Total
ASSETS
Current assets:
Cash & cash equivalents	$81	$72	$721	$874
Trade accounts receivable, net	196	1,577	1,842	3,615
Inventory	154	0	0	154
Prepaid expenses and other current assets	36	12	407	455
Total Current Assets	467	1,661	2,970	5,098

Leasehold improvements and property and equipment, net	135	48	200	383
Goodwill and other intangible assets, net	2,470	5,593	5,876	13,939
Total Assets Held for Sale	$3,072	$7,302	$9,046	$19,420

LIABILITIES
Current liabilities:
Accounts payable	$25	$1,854	$640	$2,519
Accrued expenses	22	6	2,144	2,172
Taxes payable	8	1,037	0	1,045
Deferred revenue & other	352	73	4,096	4,521
Total Liabilities Held for Sale	$407	$2,970	$6,880	$10,257

Inventory included in assets held for sale is as follows:

(US dollars in thousands)	September 30,	December 31,
	2007	2006
Raw materials	$180	$90
Finished goods	144	64
Total	$324	$154

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

As of September 30, 2007, NeoMedia also had recorded goodwill in the amount of $614,000 and $1,024,000 relating to its Micro Paint Repair and Telecom Services businesses, respectively, that are held for sale. These amounts are included in “Assets held for sale” on the accompanying consolidated balance sheet. During the three months ended September 30, 2007, NeoMedia recognized impairment charges of $3,378,000 and $589,000 to adjust the carrying value of the Telecom Services and Micro Paint Repair asset groups respectively, to the expected net proceeds from the sale of the assets.

5. FINANCING

The following disclosures reflect a summary of the Company’s outstanding convertible securities, as well as activity related to financing transactions since the filing of NeoMedia’s last annual report for the year ended December 31, 2006. For a complete discussion of the Company’s financing activity, please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. NeoMedia currently has four outstanding convertible securities, each held by YA Global Investments, L.P., (f/k/a Cornell Capital Partners) an accredited investor. For clarification purposes, this entity is referred to as “YA Global Investments” or the “Purchaser” throughout this document.

Series C Convertible Preferred Stock

NeoMedia previously issued 22,000 shares of $1,000 Series C 8% convertible preferred stock to YA Global Investments. The Series C convertible preferred stock is convertible into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.02 per share, or 97% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date. The fixed conversion price was reset from $0.50 to $0.02 on August 24, 2007, as an inducement for YA Global Investments to enter into an additional financing arrangement with NeoMedia at that time. The conversions are limited such that YA Global Investments cannot exceed 4.99% ownership of NeoMedia. The Series C convertible preferred stock has voting rights on an “as converted” basis, meaning the Purchaser is entitled to vote the number of shares of common stock into which the 8% cumulative Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders.

YA Global Investments has converted the preferred stock, as follows:

Date	Series C Shares Converted	Series C Shares Outstanding	Common Shares Issued
November 29, 2006	378	21,622	6,631,579
June 19, 2007	245	21,377	8,781,362
August 16, 2007	500	20,877	25,773,196
October 24, 2007	600	20,277	45,801,527
October 31, 2007	180	20,097	13,740,458

The Series C convertible preferred stock, at the option of the holder, affords the Purchaser anti-dilution protection should, at any time while the Series C preferred stock instruments are outstanding, the Company offer, sell or grant any option to purchase or offer, sell or grant any right to re-price its securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible preferred stock shares shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible preferred shares, this could significantly dilute existing investors. Each of the Company’s four convertible debenture instruments contain similar anti-dilution language.

In connection with the Series C convertible preferred stock, NeoMedia also entered into a Registration Rights Agreement with YA Global Investments that requires NeoMedia to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. NeoMedia failed to meet the registration requirements, and accordingly is subject to liquidated damages amounting to 1% of the outstanding amount of Series C preferred stock per month, not to exceed $1,200,000. On March 27, 2007, NeoMedia paid $821,000 of liquidated damages from the proceeds of a secured convertible debenture entered into on that date. The remaining $379,000 has been accrued by the Company. On November 7, 2007, the SEC declared the Company’s S-3 Registration Statement effective.

Under the Series C Agreement, the Purchaser also received “A” warrants, “B” warrants and “C” warrants to purchase 20,000,000, 25,000,000, and 30,000,000 shares of NeoMedia’s common stock, respectively, exercisable in three separate tranches at a price of $0.50, $0.40 and $0.35, respectively, per share, subject to adjustment, including anti-dilution protection similar to that described above. As an inducement to YA Global Investments to enter into subsequent financing arrangements with NeoMedia, the warrants were repriced on August 24, 2007 to $0.02 per share, subject to all the original terms and conditions of the respective warrant agreements. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

$5 Million Secured Convertible Debenture - August 2006

NeoMedia has outstanding a 10% secured convertible debenture in the aggregate amount of $5,000,000, entered into on August 24, 2006 (the “August 2006 Debenture”). The August 2006 Debenture is convertible into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.02 per share, or 90% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date, and adjusts to 50% of the lowest closing bid price for the 30 preceding days in the event of a default. The fixed conversion price was reset from $0.15 to $0.02 on August 24, 2007, as an inducement for YA Global Investments to enter into an additional financing arrangement with NeoMedia at that time. The conversions are limited such that YA Global Investments cannot exceed 4.99% ownership of NeoMedia. The August 2006 Debenture is secured by all of NeoMedia’s assets. The debenture agreements include anti-dilution language similar to the Series C convertible preferred stock.

Under the August 2006 Debenture Agreement, the Purchaser also received “A” warrants, “B” warrants, “C” warrants and “D” warrants to purchase an aggregate of up to 175,000,000 shares of common stock. The warrants were exercisable in four separate tranches at a price of $0.15, $0.25, $0.20 and $0.05 respectively per share, subject to adjustment, including anti-dilution protection similar to that described above for the Series C convertible preferred stock. The warrants have a five-year contractual life. As an inducement to YA Global Investments to enter into subsequent financing arrangements with NeoMedia, the warrants were repriced on August 24, 2007 to $0.02 per share, subject to all the original terms and conditions of the respective warrant agreements. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

In connection with the August 2006 Debenture, NeoMedia also entered into a Registration Rights Agreement with YA Global Investments that required NeoMedia to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the August 2006 debenture and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. NeoMedia failed to meet the registration requirements, and accordingly is subject to liquidated damages amounting to 2% of the outstanding amount of the August 2006 Debenture per month, not to exceed $1,000,000. On March 27, 2007, NeoMedia paid $491,000 of liquidated damages from the proceeds of a secured convertible debenture entered into on that date. The remaining $510,000 has been accrued by the Company. On November 7, 2007, the SEC declared the Company’s S-3 Registration Statement effective.

$2.5 Million Secured Convertible Debenture - December 2006

NeoMedia has outstanding a 10% secured convertible debenture in the aggregate amount of $2,500,000, entered into on December 29, 2006 (the “December 2006 Debenture”). The December 2006 Debenture is convertible into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.02 per share, or 90% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date, and adjusts to 50% of the lowest closing bid price for the 30 preceding days in the event of a default. The fixed conversion price was reset from $0.06 to $0.02 on August 24, 2007, as an inducement for YA Global Investments to enter into an additional financing arrangement with NeoMedia at that time. The conversions are limited such that YA Global Investments cannot exceed 4.99% ownership of NeoMedia. The December 2006 Debenture is secured by all of NeoMedia’s assets. The debenture agreements include anti-dilution language similar to the Series C convertible preferred stock.

Under the December 2006 Debenture Agreement, the Purchaser also received a warrant to purchase up to 42,000,000 shares of common stock at an exercise price of $0.06 per share, subject to adjustment, including anti-dilution protection similar to that described above for the Series C convertible preferred stock. As an inducement to YA Global Investments to enter into subsequent financing arrangements with NeoMedia, the warrant was repriced on August 24, 2007 to $0.02 per share, subject to all the original terms and conditions of the warrant agreement. The warrants have a five-year contractual life. NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.16 for ten consecutive trading days.

In connection with the December 2006 Debenture, NeoMedia also entered into a Registration Rights Agreement with YA Global Investments that required NeoMedia to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the December 2006 debenture and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. NeoMedia failed to meet the registration requirements, and accordingly is subject to liquidated damages amounting to 2% of the outstanding amount of the December 2006 Debenture per month, not to exceed $500,000, which has been accrued by the Company. On November 7, 2007, the SEC declared the Company’s S-3 Registration Statement effective.

$7.5 Million Secured Convertible Debenture - March 2007

NeoMedia has outstanding a 13% secured convertible debenture in the aggregate amount of $7,459,000, entered into on March 27, 2007 (the “March 2007 Debenture”). The March 2007 Debenture is convertible into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.02 per share, or 90% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date, and adjusts to 50% of the lowest closing bid price for the 30 preceding days in the event of a default. The fixed conversion price was reset from $0.05 to $0.02 on August 24, 2007, as an inducement for YA Global Investments to enter into an additional financing arrangement with NeoMedia at that time. The conversions are limited such that YA Global Investments cannot exceed 4.99% ownership of NeoMedia. The March 2007 Debenture is secured by all of NeoMedia’s assets. The debenture agreements include anti-dilution language similar to the Series C convertible preferred stock.

Under the terms of the purchase agreement entered into in connection with the March 2007 Debenture, the Purchaser also received warrants to purchase an aggregate of up to 125,000,000 shares of common stock. The warrants are exercisable at a price of $0.04 per share, subject to adjustment, including anti-dilution protection similar to that described above for the Series C convertible preferred stock. As an inducement to YA Global Investments to enter into subsequent financing arrangements with NeoMedia, the warrant was repriced on August 24, 2007 to $0.02 per share, subject to all the original terms and conditions of the warrant agreement. The warrants have a five-year contractual life. The warrants do not contain a forced exercise attribute similar to previously issued warrants.

In connection with the March 2007 Debenture, NeoMedia also entered into a Registration Rights Agreement with YA Global Investments that requires NeoMedia to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the March 2007 Debenture and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. The registration statement must be filed within 120 days of receipt of notice from YA Global Investments. No such notice has been issued as of the date of this filing. The Company has not accrued any of the liquidated damages with a maximum potential of $1,800,000, because the Company does not believe that any penalties are probable at this time. On November 7, 2007, the SEC declared the Company’s S-3 Registration Statement effective.

At the inception date of March 27, 2007, the net proceeds of the March 2007 Debenture were allocated as follows:

Instrument:
Convertible debenture, at fair value	$10,836,000
Common stock warrants-derivative liability (1)	5,638,000
Derivative loss recognized	(9,015,000)
$7,459,000
Payment of liquidating damages (2)	(1,312,000)
Payment of interest due(3)	(366,000)
Interest expense(4)	(781,000)
Total net proceeds received	$5,000,000

(1)	The Company issued warrants to purchase aggregate 125,000,000 shares of common stock in connection with the March 2007 Debenture, as described above.

(2)	Liquidating damages arising from the February 2006 Series C convertible preferred stock financing arrangement and the August 2006 Debenture were paid from the proceeds in the amount of $1,312,000.

(3)	Interest payments of $366,000 toward the August 2006 Debenture and the December 2006 Debenture were made from the proceeds of the March 2007 Debenture.

(4)	Due to the default status, the financing costs of $781,000 were expensed to interest expense at inception.

$1.8 Million Secured Convertible Debenture - August 2007

NeoMedia entered into a Securities Purchase Agreement, dated August 24, 2007 (the “August 2007 Debenture”) with YA Global Investments. Pursuant to the August 2007 Debenture Agreement, the Purchaser agreed to purchase 14% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $1,775,000. NeoMedia received cash proceeds from the transaction of $1,575,000, net of $200,000 fees paid to the Purchaser. The August 2007 Debenture Agreement also provided for the issuance to the Purchaser, at no additional cost to the Purchaser, of 75,000,000 warrants to purchase shares of the Company's common stock. In connection with the August 2007 Debenture Agreement, the Company also entered into a registration rights agreement with the Purchaser that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receipt of a request for filing from the Purchaser, (ii) achieve effectiveness within 90 days of receipt of a request for filing from the Purchaser, and (iii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to pay liquidated damages amounting to 2% of the principal per month, not to exceed $852,000. No accrual has been recorded for any damages that may become payable because the Company does not believe that any liability is probable at this time.

The August 2007 Debenture is secured by (a) certain Pledged Property, as such term is defined in that certain Security Agreement, dated August 24, 2007, by and between the parties and perfected pursuant to UCC-1 Financing Statements filed with the Delaware Department of State (the UCC Filing Section) on or about August 24, 2007 and with the Florida Secured Transaction Registry on or about August 24, 2007; and (b) certain Patent Collateral, as defined in a security agreement (patent), entered into on August 24, 2007.

At any time from the closing date until August 24, 2009, the Purchaser has the right to convert the convertible debenture into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.02 per share, or 80% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 10 trading days immediately preceding the conversion date, and adjusts to 50% of the lowest closing bid price for the 30 preceding days in the event of a default. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation.

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

Under the terms of the agreement, the Purchaser also received warrants to purchase an aggregate of up to 75,000,000 shares of common stock. The warrants are exercisable at a price of $0.02 per share, subject to adjustment, including anti-dilution protection similar to that described above. The warrants have a five-year contractual life. The warrants do not contain a forced exercise attribute similar to previously issued warrants.

At the inception date of August 24, 2007, the net proceeds of the August 2007 Debenture were allocated as follows:

Instrument:
Convertible debenture at fair value	$4,539,000
Common stock warrants-derivative liability (1)	1,762,000
Derivative loss recognized	(4,726,000)
Total net proceeds received	$1,575,000

(1)	The Company issued warrants to purchase aggregate 75,000,000 shares of common stock at an exercise price of $0.02 per share in connection with the August 2007 Debenture, as described above

Warrants

As described herein, YA Global Investments hold warrants to purchase shares of NeoMedia stock that were issued in connection with the convertible securities. The exercise prices of warrants held by YA Global Investments have been adjusted from time to time as inducement for YA Global Investments to enter into subsequent financing arrangements. YA Global Investments’ warrant holdings are outlined in the following table:

			Restated	Restated
			Exercise	Exercise
	Shares	Original	Price	Price
	Underlying	Exercise	December 29,	August 24,
Original Issue Date	Warrant	Price	2006 (1)	2007 (2)
March 30, 2005	10,000,000	$0.20	$0.04	$0.02
February 17, 2006 (3)	20,000,000	$0.50	$0.04	$0.02
February 17, 2006 (3)	25,000,000	$0.40	$0.04	$0.02
February 17, 2006 (3)	30,000,000	$0.35	$0.04	$0.02
August 24, 2006 (3)	25,000,000	$0.15	$0.04	$0.02
August 24, 2006 (3)	50,000,000	$0.25	$0.04	$0.02
August 24, 2006 (3)	50,000,000	$0.20	$0.04	$0.02
August 24, 2006 (3)	50,000,000	$0.05	n/a	$0.02
December 29, 2006 (4)	42,000,000	$0.06	n/a	$0.02
March 27, 2007	125,000,000	$0.04	n/a	$0.02
August 24, 2007	75,000,000	$0.02	n/a	n/a
Total	502,000,000

(1)	The exercise price of certain warrants outstanding as of December 29, 2006 was repriced as an inducement for YA Global Investments to enter into a financing arrangement with NeoMedia on that date.

(2)	The exercise price of all warrants outstanding as of August 24, 2007 was repriced as an inducement for YA Global Investments to enter into a financing arrangement with NeoMedia on that date.

(3)	NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

(4)	NeoMedia can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.16 for 10 consecutive trading days.

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

•
Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely (NeoMedia is in default of this provision with respect to the Series C convertible preferred stock , the August 2006 Debenture, and the December 2006 Debenture);

•	Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option and the warrants;

•	Any failure to deliver certificates within the specified time;

•	Any failure by the Company to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account of an event of default within 10 days of the date due; and

•	Failure by the Company to sell its Micro Paint Repair and Telecom Services business units before September 30, 2007 (with respect to the August 2007 Debenture only).

Other material provisions of the convertible securities include the following:

•	The convertible securities are convertible into common stock, at the option of YA Global Investments, at any time after the effective date;

•	Conversions can be made in increments and from time to time;

•
As promptly as practicable after any conversion date and subject to an effective registration statement or an exemption from registration, the Company shall cause its transfer agent to deliver a certificate representing the converted shares, free of any legends and trading restrictions for the number of shares converted;

•	The Company will reserve and keep available authorized and unissued registered shares available to be issued upon conversion;

•	YA Global Investments will not be responsible for any transfer taxes relative to issuance of shares;

•
If the Company offers, sells or grants stock at an effective per share price less than the then-effective conversion price, then the conversion price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents;

•	Without YA Global Investments’ consent NeoMedia cannot:

•	issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

•
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

•	enter into any security instrument granting the holder a security interest in any of its assets, or

•	file any registration statements on Form S-8.

•	Pursuant to security agreements between NeoMedia and YA Global Investments signed in connection with the convertible debentures, the Purchaser has a security interest in all of NeoMedia’s assets.

NeoMedia is currently in default of all of the outstanding convertible instruments, due primarily to its failure to register the shares underlying the instruments by the prescribed deadline, and for failure to sell its Micro Paint Repair and Telecom Services businesses by September 30, 2007, as required by the August 2007 Debenture. Due to the current default status, YA Global Investments has certain material rights that did not exist prior to default. Specifically, the full face value of each convertible instrument is callable, and NeoMedia is responsible for liquidated damages until the default is cured, as follows:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007
	Stock	Debenture	Debenture	Debenture	Debenture	Total
Amount callable (face value)	$20,877,000	$5,000,000	$2,500,000	$7,459,000	$1,775,000	$37,611,000
Liquidated damages paid March 27, 2007	$821,000	$491,000	0	0	0	$1,312,000
Liquidated damages accrued at September 30, 2007	$379,000	$510,000	$500,000	0	0	$1,389,000

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

•
Prior to the default, NeoMedia was accreting the debt discount on the August 2006 Debenture and the December 2006 Debenture, using the effective interest method, through periodic charges to interest expense. Due to the default status, during the fourth quarter of 2006, NeoMedia accreted debt discount to the full fair value of these secured convertible debentures.

•	The Series C convertible preferred stock is now reported as demand debt in the current liabilities section of the balance sheet, pursuant to the guidance outlined in SFAS 150.

•
The secured convertible debentures are reported as debt in the current liabilities section of the balance sheet rather than long term because the debenture is callable as demand debt due to the default.

Fair Value Considerations

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’ (“FASB 133”), the Company determined that the conversion features of the Series C convertible preferred stock, the August 2006 Debenture, and the December 2006 Debenture met the criteria of embedded derivatives and that the conversion features of these instruments needed to be bifurcated and accounted for as derivative instrument liabilities. These instruments do not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon their conversion is not fixed, and there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

Beginning in 2007, each new financing arrangement is evaluated, on an instrument-by-instrument basis, under Statement of Financial Accounting Standards 155, ‘Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140’ (“FASB 155”), which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. During the evaluation of the March 2007 Debenture and the August 2007 Debenture, the Company determined that (i) the hybrid debt instrument embodied certain derivative features whose risks and rewards were not clearly and closely related to the risks and rewards of the host debt instrument and (ii) warrants issued in connection with the March 2007 Debenture and the August 2007 Debenture did not meet all of the established criteria for equity classification. Additionally, the March 2007 Debenture and the August 2007 Debenture extended a right to the holder to accelerate repayment of the debt (default put) and each contains cash penalties upon the occurrence of certain contingent events. The default put may be triggered by certain events that are not related to the debt characteristics of the debentures and those events are not within the Company’s control. The warrants do not meet all of the established criteria for equity classification provided in EITF 00-19 and were recorded as derivative liabilities. As permitted by FAS 155, the Company has elected not to bifurcate the embedded derivatives in the March 2007 Debenture and the August 2007 Debenture and accordingly these convertible instruments are being carried at their fair values, with the changes in the fair value of the secured convertible debenture, together with the changes in the fair values of the warrants, recorded in the statement of operations.

Freestanding derivative instruments, consisting of warrants that arose from the financings, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of September 30, 2007 are as follows:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007
	Stock	Debenture	Debenture	Debenture	Debenture	Other
Holder	YA Global Inv.	YA Global Inv.	YA Global Inv.	YA Global Inv.	YA Global Inv.	Other
Instrument	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Exercise price	$0.02	$0.02	$0.02	$0.02	$0.02	$0.01-$3.45
Term (years)	3.38	3.92	4.25	4.50	4.92	0.27-3.38
Volatility	108%	105%	152%	152%	152%	108.%-181%
Risk-free rate	4.03%	4.23%	4.23%	4.23%	4.23%	3.82%-4.05%

Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, the Company evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FAS 133, the compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives. For financings recorded in accordance with FAS 155, the entire hybrid instrument is initially recorded at fair value and subsequent changes in fair value are recognized in earnings.

Assumptions used as of September 30, 2007 included exercise estimates/behaviors and the following other significant estimates:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007
	Stock	Debenture	Debenture	Debenture	Debenture
Conversion prices	$0.016	$0.0083	$0.0083	*	*
Remaining terms (years)	1.38	0.92	1.25	*	*
Equivalent volatility	175.70%	181.77%	173.70%	*	*
Equivalent interest-risk adjusted rate	11.80%	9.21%	14.05%	*	*
Equivalent credit-risk adjusted yield rate	67.65%	37.20%	36.03%	*	*

* - Financial instruments recorded at fair value under SFAS155 were valued using the common stock equivalent approach.  The common stock equivalent was calculated using the shares indexed to the financial instruments valued at the market rate of the Company stock and the present value of the coupon.

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

Current Period Accounting Considerations

Due to the Company’s default position with respect to the convertible financial instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to the respective full face value during the fourth quarter of 2006. In addition, the March 2007 Debenture and the August 2007 Debenture were each recorded at their full fair value pursuant to FAS 155. The carrying value and fair value of each instrument as of September 30, 2007 was:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007
	Stock	Debenture	Debenture	Debenture	Debenture
Carrying value	$20,877,000	$5,000,000	$2,500,000
Fair value				$18,449,000	$4,348,000

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

The following tabular presentation reflects the components of derivative financial instruments related to convertible financial instruments on the Company’s balance sheet at September 30, 2007:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007
	Stock	Debenture	Debenture	Debenture	Debenture
(Assets) Liabilities:
Common stock warrants	$990,000	$2,765,000	$672,000	$2,225,000	$1,305,000
Embedded conversion feature	11,403,000	8,675,000	3,976,000	0	0
Other warrants (1)	98,000	0	0	0	0
	$12,491,000	$11,440,000	$4,648,000	$2,225,000	$1,305,000

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, the Company no longer controlled its ability to share-settle these instruments. These derivative financial instruments had fair values of $14,331,000, $977,000 and $98,000 on February 17, 2006, December 31, 2006, and September 30, 2007, respectively. The decrease in fair value of these other derivative financial instruments resulted primarily from a decrease in NeoMedia’s share price between February 17, 2006, December 31, 2006, and September 30, 2007. The change in fair value is reported as “Gain on derivative financial instruments” on the condensed consolidated statement of operations during each period. These warrants will be reclassified to stockholders’ equity when the Company reacquires the ability to share-settle the instruments.

The following table reflects the number of common shares into which the convertible instruments and warrants are convertible or exercisable at September 30, 2007:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007	Other
	Stock	Debenture	Debenture	Debenture	Debenture	Warrants
Common stock warrants	75,000,000	175,000,000	42,000,000	125,000,000	75,000,000	22,825,000
Embedded conversion feature (1)	1,465,098,124	602,409,639	301,204,819	898,632,651	213,855,422	0
Total	1,540,098,124	777,409,639	343,204,819	1,023,632,651	288,855,422	22,825,000

(1)
The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature in the Series C convertible stock was convertible as of September 30, 2007 was calculated as the face value plus assumed dividends (if declared), divided by 97% of the lowest closing bid price for the 30 trading days preceding September 30, 2007. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of September 30, 2007 was calculated as the face value of each instrument divided by the lower of $0.01 or 50% of the average closing market price of NeoMedia's common stock for the 10 days prior to September 30, 2007.

Changes in the fair value of convertible instruments that are carried at fair value (the March 2007 Debenture and the August 2007 Debenture) and changes in the fair values of derivative instrument liabilities (including warrants and the bifurcated embedded derivative features of convertible instruments not carried at fair value) are reported as “Gain (loss) on derivative financial instruments” in the accompanying condensed consolidated statement of operations, as follows:

	Series C
	Convertible	August	December	March	August	Other	Total
	Preferred	2006	2006	2007	2007	Derivative	Derivative
Period	Stock	Debenture	Debenture	Debenture	Debenture	Instruments	Gain (loss)
Three months ended September 30, 2007	($3,545,000)	($5,295,000)	($892,000)	$1,825,000	($4,269,000)	($39,000)	($12,215,000)
Three months ended September 30, 2006	$4,160,000	($13,431,000)	0	0	0	0	($9,271,000)
Nine months ended September 30, 2007	($4,155,000)	$501,000	($910,000)	($5,603,000)	($4,269,000)	($165,000)	($14,601,000)
Nine months ended September 30, 2006	$19,933,000	($13,431,000)	0	0	0	$21,000	$6,523,000

The fair value of derivative financial instrument liabilities recorded as of September 30, 2007 (unaudited) and December 31, 2006 was:

	September 30,	December 31,
(US dollars in thousands)	2007	2006
	(Unaudited)
Warrants and embedded conversion features in preferred stock	$12,491	$8,815
Warrants and embedded conversion features in certain debentures	19,618	15,679
Fair value of future payment obligation	0	564
Special preference stock of Mobot	237	359
Total derivative financial instruments	$32,346	$25,417

As described herein, NeoMedia repriced 427,000,000 warrants held by YA Global Investments on August 24, 2007, resulting in an expense on NeoMedia’s statements of operations of $563,000 for the three and nine month periods ended September 30, 2007. No such charge was recognized during the three or nine month periods ended September 30, 2006.

As of September 30, 2007 cumulative dividends earned but not declared in excess of the carrying value for the Series C convertible preferred stock were $1,289,000, and are included in the net loss attributable to common shareholders.

6. INVESTMENT IN MARKETABLE SECURITIES AND OTHER LONG-TERM ASSETS

On February 25, 2005, NeoMedia invested $250,000 in exchange for 8,333,333 shares of Pickups Plus, Inc. (“PUPS”) restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C convertible preferred stock, NeoMedia received marketable securities with a fair value of $579,000, of which, $200,000 represented 20,000,000 shares of PUPS common stock and $379,000 in notes designated as held to maturity. PUPS, a franchiser of retail automotive parts and accessories stores catering to the light truck market, also provides new vehicle preparation, environmental protection packages, detailing and reconditioning products and services. In accordance with Statements of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS is being recorded as available-for-sale securities and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the condensed consolidated statement of operations and comprehensive income (loss). Investment in marketable securities consist of the fair market value of the PUPS common stock of $11,000 as of September 30, 2007.

Other long term assets and investments consisted of the following as of September 30, 2007:

		Unrealized
		Holding	Impairment
		Gains	Amount	Carrying
	Cost	(Losses)	Recognized	Value
Held to maturity, notes receivable PUPS	$379,000	$0	($379,000)	$0
Investment in Mobot	1,926,000	0	0	1,926,000
Investment in Sponge	1,399,000	0	0	1,399,000
Investment in 12Snap	380,000	0	0	380,000
Total	$4,084,000	$0	($379,000)	$3,705,000

(1)
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

(2)	Investment in Mobot consists of shares of FMS Group, representing NeoMedia’s 18% ownership of FMS Group, which currently operates the Mobot business.

(3)	Investment in Sponge consists of shares of Sponge, representing NeoMedia’s 7.5% ownership of Sponge.

(4)	Investment in 12Snap consists of shares of 12Snap, representing NeoMedia’s 10% ownership of 12Snap.

7. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include in-the-money stock options and warrants, and convertible preferred stock and debenture instruments. During the three and nine months ended September 30, 2007 and 2006, the Company reported net loss per share, and as such basic and diluted loss per share were equivalent. For the three and nine months ended September 30, 2007 and 2006, the Company has excluded all outstanding stock options and warrants, as well as convertible securities on an “as-converted” basis, from the calculation of diluted net loss per share because these securities are anti-dilutive. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

	Three and Nine Months
	Ended September 30,
	2007	2006
In-the-money stock options	24,850,000	42,303,600
In-the-money stock warrants	2,500,000	120,150,000
Series C Convertible Preferred Stock (1)	1,465,098,124	216,494,845
Convertible debentures (1)	2,016,102,530	50,505,051
	3,508,550,654	429,453,496

(1)
The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to the Company’s trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature in the Series C convertible stock was convertible as of September 30, 2007 was calculated as the face value plus assumed dividends (if declared), divided by 97% of the lowest closing bid price for the 30 trading days preceding September 30, 2007. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of September 30, 2007 was calculated as the face value of each instrument divided by the lower of $0.01 or 50% of the average closing market price of NeoMedia's common stock for the 10 days prior to September 30, 2007.

8. STOCK BASED COMPENSATION

Equity-based Compensation Plans

Effective March 27, 1998, NeoMedia adopted the 1998 Stock Option Plan making available for grant to employees of NeoMedia options to purchase up to 8,000,000 shares of NeoMedia's common stock. The stock option committee of the Board of Directors has the authority to determine to whom options will be granted, the number of options, the related term, and exercise price. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant. Options generally vest 20% upon grant and 20% per year thereafter. The options expire ten years from the date of grant. As of September 30, 2007, no options were outstanding under the 1998 Stock Option Plan.

Effective June 6, 2002, NeoMedia adopted its 2002 Stock Option Plan. The 2002 Stock Option Plan provides for authority for the stock option committee of the Board of Directors to grant non-qualified stock options with respect to a maximum of 10,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of September 30, 2007, no options were outstanding under the 2002 Stock Option Plan.

Effective September 24, 2003, NeoMedia adopted its 2003 Stock Option Plan. The 2003 Stock Option Plan provides for authority for the stock option committee of the Board of Directors to grant non-qualified stock options with respect to a maximum of 150,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of September 30, 2007, options to purchase 109,168,494 shares of common stock were outstanding under the 2003 Stock Option Plan.

Effective October 31, 2003, NeoMedia adopted the 2003 Stock Incentive Plan. Under the terms of the 2003 Stock Incentive Plan, NeoMedia has set aside up to 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. As of September 30, 2007, 426,451 shares of common stock remained available for issuance under the 2003 Stock Incentive Plan.

Effective December 16, 2005, NeoMedia adopted its 2005 Stock Option Plan. The 2005 Stock Option Plan provides for authority for the stock option committee of the Board of Directors to grant non-qualified stock options with respect to a maximum of 60,000,000 shares of common stock. The option exercise price may be less than the fair market value per share of NeoMedia's common stock on the date of grant, and may be granted with any vesting schedule as approved by the stock option committee. As of September 30, 2007, options to purchase all 60,000,000 shares of common stock remained available for issuance under the 2005 Stock Option Plan.

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

In addition, the Company repriced options held by employees of its held for sale Micro Paint Repair and Telecom Services businesses, such that all vested options were repriced to $0.045 per share, and all unvested options vest upon sale of the respective business unit at an exercise price of $0.075 per share, with a 12-month period to exercise after the sale of each respective business unit is completed.

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

In connection with the option repricing, NeoMedia recognized additional stock based compensation expense as outlined in the following table. No expense was recognized during the three and nine months ended September 30, 2006 in connection with the repricing.

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
	(in thousands)
Stock option repricing expense allocated to:
Sales and marketing expense	$5	$120
General and administrative expense	3	121
Research and development expense	2	68
Total stock option repricing expense included in continuing operations	10	309
Plus: stock option repricing expense included in discontinued operations	42	791
Total stock option repricing expense reflected in net loss	$52	$1,100

The weighted-average grant-date fair value of options repriced on February 1, 2007, using the options’ modified terms, was $0.03. As of September 30, 2007, there was $18,000 of total unrecognized compensation cost related to nonvested options repriced on February 1, 2007. That cost is expected to be recognized over a weighted-average period of 0.7 years.

Stock Incentive Plan

Under the shareholder-approved 2003 Stock Incentive Plan, NeoMedia has set aside up to 30,000,000 shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. During the three and nine months ended September 30, 2007 and 2006, NeoMedia issued shares from the 2003 Stock Incentive Plan as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US dollars in thousands, except share amounts)	2007	2006	2007	2006
Shares issued under 2003 Stock Incentive Plan	0	11,767,186	1,298,957	11,949,033

Aggregate grant date fair value of shares issued	0	$1,589	$73	$1,653

Expense recognized	0	$1,589	$73	$1,653

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Stock based compensation allocated to:
Sales and marketing expense	$207	$359	$757	$1,169
General and administrative expense	268	1,914	1,110	2,616
Research and development expense	85	130	327	390
Total stock based compensation included in continuing operations	560	2,403	2,194	4,175
Plus: stock based compensation included in discontinued operations	191	335	1,273	1,287
Total stock based compensation expense reflected in net loss	$751	$2,738	$3,467	$5,462

During the three and nine months ended September 30, 2007, NeoMedia issued stock options as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Employees	30,000	7,803,500
Officers	0	20,000,000
Directors	538,219	538,219
Contractors	2,079,407	3,079,407
Total	2,647,626	31,421,126

Estimated income tax benefits recognized during the three and nine months ended September 30, 2007 and 2006 were offset by a valuation allowance since realization was not reasonably assured. Prior to the adoption of Statement 123(R), it was NeoMedia’s policy to present all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. However, due to NeoMedia’s tax loss carryforward, any such benefits were always fully offset by a valuation allowance. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. NeoMedia will use this presentation if and when it has exhausted its tax loss carryforward.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $0.02 and $0.11, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $77,000 and $425,000, respectively. Total cash received from options exercised was $16,000 and $350,000, respectively, for the nine months ended September 30, 2007 and 2006. As of September 30, 2007, there was $3,347,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

NeoMedia used the following assumptions for grants during the nine months ended September 30, 2007 and 2006:

	Nine months ended
	September 30,
	2007	2006
Volatility	108%	56% - 117%
Expected dividends	0	0
Expected term (in years)	3	3
Risk-free rate	4.35%	4.35%

Warrant Repricing

On April 12, 2007, NeoMedia entered into an agreement with Thornhill Capital LLC (“Thornhill”), an independent consultant, pursuant to which NeoMedia agreed to reprice up to 10,000,000 warrants held by Thornhill upon achievement of certain performance conditions. Upon signing of the agreement, which calls for the termination of any obligations due from NeoMedia to Thornhill under the terms of a previous consulting agreement between the parties and Thornhill’s commitment to assist with the development of the China market for NeoMedia’s technology products, 2,000,000 warrants were repriced from $0.227 to $0.048, 1,000,000 warrants were repriced from $0.11 to $0.048, and 500,000 warrants were repriced from $0.11 to $0.048. In addition, the following warrants could be subject to future repricing if certain milestones are met: (i) 2,000,000 warrants would be repriced from $0.227 to $0.048 upon execution of a contract outlining mutually agreed payment terms for amounts owed to NeoMedia by Automart Inc., a customer of NeoMedia’s Micro Paint Repair business unit, (ii) 2,000,000 warrants would be repriced from $0.328 to $0.048 and 1,500,000 warrants would be repriced from $0.11 to $0.048 upon receipt of payment by NeoMedia from Automart, Inc. (iii) 500,000 warrants would have been repriced from $0.11 to $0.048 on October 12, 2007 had Thornhill still been assisting with the development of the China market. However, they were not repriced as Thornhill is no longer assisting with the development of the China market as of the date of this financial statement, and (iv) 500,000 warrants could have been, but will not be, repriced from $0.11 to $0.048 on April 12, 2008, as Thornhill is no longer assisting with the development of the China market as the date of this financial statement.

The change in fair value resulting from the modified terms of the warrants are reflected under the caption “General and administrative expenses” on the accompanying consolidated statement of operations. During the nine months ended September 30, 2007, NeoMedia recognized stock based compensation expense of $5,000 relating to this repricing. As a part of the repricing, NeoMedia reclassified $248,000 from “Derivative liabilities” to “Additional paid in capital” on the accompanying balance sheet.

9. SEGMENT REPORTING

As of September 30, 2007, NeoMedia was structured and evaluated by its Board of Directors and management as one operating unit, comprised of the Company’s core code-reading technology and related intellectual property. NeoMedia is headquartered in Ft. Myers, Florida, and operates principally in the United States, and in Europe through its office in Aachen, Germany. Segment reporting excludes Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Services business units which are classified as discontinued operations during the three and nine months ended September 30, 2007 and 2006, and the related assets and liabilities held for sale.

Consolidated net sales and net loss from continuing operations for the three and nine month periods ended September 30, 2007 and 2006, and identifiable assets as of September 30, 2007 by geographic area were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US dollars in thousands)	2007	2006	2007	2006
Net Sales:
United States	$152	$184	$455	$491
Germany	135	246	855	626
Total	$287	$430	$1,310	$1,117

Net Loss from Continuing Operations:
United States	($20,832)	($13,532)	($31,086)	($19,501)
Germany	(554)	(138)	(843)	(387)
Total	($21,386)	($13,670)	($31,929)	($19,888)

Identifiable Assets
United States	$7,664
Germany	7,524
Total	$15,188

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment.

As a result of the divestitures of 12Snap, Mobot, Sponge, and Telecom Services, and the proposed divestiture of Micro Paint Repair, beginning in the first quarter of 2007 NeoMedia evaluated its business as one consolidated business, focusing on its core code-reading business and related intellectual property. Results of these operations are included in discontinued operations in the financial statements presented herein. Since all results from continuing operations are included in one business segment, NeoMedia is not presenting continuing operations by segment for the periods presented herein.

10. INVENTORY

Inventories for continuing operations, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2007 (unaudited) and December 31, 2006:

(US dollars in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$35	$0
Finished goods	231	80
Total	$267	$80

11. ACCRUED LIABILITIES

Accrued liabilities for continuing operations consist of the following as of September 30, 2007 (unaudited) and December 31, 2006:

(US dollars in thousands)	September 30, 2007	December 31, 2006
Accruals related to silent partner agreements	$33	$213
Accrued legal and accounting costs	56	179
Accruals for disputed services	794	794
Accrued operating expenses	977	728
Payroll related accruals	30	9
Accrued liquidated damages	1,388	2,093
Total	$3,278	$4,016

Additionally, NeoMedia has accrued the amount of $4,592,000 relating to a purchase price guarantee obligation in connection with its acquisition of 12Snap noted in the next section.

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

•
NeoMedia has outstanding Series C convertible preferred shares with face value of $20,877,000 and convertible debentures with a face value of $16,734,000 that are subject to conversion at future dates, plus the accrued expected value of liquidated damages of $1,388,000 relating to these convertible instruments; and

•	NeoMedia has accrued the amount of $4,592,000 relating to a purchase price guarantee obligation in connection with its acquisition of 12Snap.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements from the Company’s continuing operations:

				Series C
		Subsidiary		Convertible
	Operating	Acquisition	Convertible	Preferred
	Leases	Commitments	Debentures	Stock	Total
	(US dollars in thousands)
2007 (remaining three months)	$71	$4,592	$31,685	$20,877	$57,225
2008	148	0	0	0	148
2009	12	0	0	0	12
2010	3	0	0	0	3
2011	0	0	0	0	0
Thereafter	0	0	0	0	0
Total	$234	$4,592	$31,685	$20,877	$57,388

In addition, as of September 30, 2007, NeoMedia had future obligations relating to its discontinued Micro Paint Repair and Telecom Services businesses totaling $1,397,000, most of which is expected to be assumed by the buyers upon the anticipated sale of each business unit.

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

On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Discovery is ongoing. NeoMedia expects to agree in November, 2007, to stay the pending patent litigation against Scanbuy for a period of six months.

Electronic Frontier Foundation

In October 2007, NeoMedia received a communication from the United States Patent and Trademark Office (USPTO) stating that a request by the Electronic Frontier Foundation for Ex-Parte Reexamination of U.S. Patent No. 6,199,048 (“the ‘048 patent”) has been granted. Although the ‘048 patent is an important NeoMedia patent, it is not alone. NeoMedia has a portfolio consisting of U.S. and foreign patents and pending applications relating to various inventions surrounding the processing of machine readable codes over wireless networks. NeoMedia believes some or all of the claims of the ‘048 patent will be confirmed by the USPTO in the course of the re-examination.

13. OTHER EVENTS

HipCricket Note Receivable

On July 27, 2007, NeoMedia entered into a settlement agreement with HipCricket, Inc. (“HipCricket”) for the early payment of a note receivable due to NeoMedia from HipCricket. The parties agreed that HipCricket would pay NeoMedia $221,000 in settlement of notes and interest payable from HipCricket to NeoMedia totaling $246,000, of which $100,000 was due on August 31, 2007 and $146,000 was due on February 28, 2008. The payment was made on July 27, 2007.

14. SUBSEQUENT EVENTS

Organizational Changes - October 2007

Effective on October 15, 2007, Charles W. Fritz, the founder and Chairman of the Board of NeoMedia, resigned his role as Chairman of the Board.

On October 19, 2007, NeoMedia approved the Executive Services Agreement with Tatum, LLC, pursuant to which Mr. Frank Pazera, 46, was hired as NeoMedia’s Chief Financial Officer. Mr. Pazera replaces Scott Womble, who has been Interim Chief Financial Officer since June 22, 2007. Mr. Womble will retain the title of Chief Accounting Officer until his departure in December 2007. Mr. Pazera, a partner in the Atlanta office of Tatum LLC, has held CFO positions in both publicly traded and privately held technology companies. Mr. Pazera began his career at Arthur Andersen & Co. More recently, Mr. Pazera was Interim Chief Executive Officer of Covista Communications, Inc. where he also previously served as Chief Financial Officer and Treasurer. Mr. Pazera has also held Senior Financial Executive positions at Airgate PCS, Inc., Network One, MCI Telecommunications and Turner Broadcasting, among others. Mr. Pazera holds a BBA in Accounting from the University of Wisconsin, Milwaukee and an MBA from the Goizueta Business School at Emory University, Atlanta.

Sale of Triton - October 2007

On October 30, 2007, NeoMedia completed the sale of its ownership interest in Triton, which comprised the operations of the Company’s Telecom Services business unit, to Greywolf for $1,350,000 cash. With the sale of Triton, NeoMedia ceased operations of its Telecom Services business unit. Guy Fietz, who was the Vice President and General Manager of the NeoMedia Telecom Services business unit, is also the principal shareholder and CEO of Greywolf. Mr. Fietz received 6,190,476 shares of NeoMedia stock with a fair value of $130,000 as a commission on the sale.

Sale of Micro Paint Repair assets - November 2007

On November 1, 2007, the Company entered into a definitive purchase agreement with Micro Paint Holdings Limited, a New Zealand corporation, for the sale of the assets of the Micro Paint Repair business unit, excluding the assets of the U.S. Auto Xperience operations, with an expected closing date in mid November 2007, for $2,000,000 cash and $200,000 in the stock of Micro Paint Holdings Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Leadership Changes

Effective June 18, 2007, NeoMedia named William J. Hoffman as its Chief Executive Officer, replacing Charles W. Fritz, NeoMedia’s Chairman and founder, who has served as the Company’s interim CEO since December 2006. Prior to joining NeoMedia, Mr. Hoffman served as CEO of Uniqua Technologies, Inc. in Atlanta, a company he co-founded in 2003 with the acquisition of the assets of TIC Enterprises, LLC, and the merger of Vectorlink Communications Corporation. TIC was a $100 million subsidiary of NUI Corporation (NYSE: NUI), and TIC (now Technology Solutions Corp) is a national leader in sales and marketing of wireless telecom products and services. There, he was responsible for driving revenue growth of 1,140% in 18 months.

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

Effective June 30, 2007, David A. Dodge resigned his position as Vice President and CFO, and was replaced by J. Scott Womble, the Company's Corporate Controller, on an interim basis.

Effective July 17, 2007, A. Hayes Barclay resigned his position as a member of NeoMedia’s Board of Directors.

On September 26, 2007, NeoMedia announced plans to relocate its corporate headquarters. NeoMedia is currently based out of Ft. Myers, Florida, and is relocating its operations to Atlanta, Georgia effective in the fourth quarter of 2007, in order to offer close contact to potential customers and easier access to international markets. NeoMedia will continue to operate its Aachen, Germany office, consisting of the operations of Gavitec.

On September 26, 2007, NeoMedia announced that Christian Steinborn, 37, CEO of Gavitec, will assume the additional role of Chief Operating Officer of NeoMedia. Mr. Steinborn will oversee global sales opportunities and business operations of both NeoMedia and Gavitec. Christian is a seasoned executive with years of experience in the wireless industry and demonstrates consistent execution of sales and profitability initiatives.

Effective October 15, 2007, Charles W. Fritz, the founder and Chairman of the Board of NeoMedia, resigned his role as Chairman of the Board.

On October 19, 2007, NeoMedia approved the Executive Services Agreement with Tatum, LLC, pursuant to which Mr. Frank Pazera, 46, was hired as NeoMedia’s Chief Financial Officer. Mr. Pazera replaces Scott Womble, who has been Interim Chief Financial Officer since June 22, 2007. Mr. Womble will retain the title of Chief Accounting Officer until his departure in December 2007. Mr. Pazera, a partner in the Atlanta office of Tatum LLC, has held CFO positions in both publicly traded and privately held technology companies. Mr. Pazera began his career at Arthur Andersen & Co. More recently, Mr. Pazera was Interim Chief Executive Officer of Covista Communications, Inc. where he also previously served as Chief Financial Officer and Treasurer. Mr. Pazera has also held Senior Financial Executive positions at Airgate PCS, Inc., Network One, MCI Telecommunications and Turner Broadcasting, among others. Mr. Pazera holds a BBA in Accounting from the University of Wisconsin, Milwaukee and an MBA from the Goizueta Business School at Emory University, Atlanta.

Corporate Structure

During 2006, with its acquisitions of Gavitec, Mobot, 12Snap, and Sponge, NeoMedia implemented an aggressive growth strategy aimed at penetrating the rapidly evolving mobile marketing industry, and capturing a significant portion of early adopting marketers to drive high volumes of physical-world-to-mobile-internet traffic through the NeoMedia engine.

The majority of the consideration issued to acquire Gavitec, Mobot, 12Snap, and Sponge consisted of shares of NeoMedia common stock, the value of which was guaranteed, in cash, to the recipients by NeoMedia from the time of issuance through the time the shares were registered for resale (either upon effectiveness of a registration statement containing the shares, or under Rule 144). As a result of NeoMedia’s declining share price from the first quarter of 2006 through the end of 2006, the purchase price guarantee obligations relating to these acquisitions became far greater than NeoMedia could reasonably satisfy with cash. Primarily as a result of the pending purchase price guarantee obligations, during the fourth quarter of 2006 NeoMedia divested of the majority of Sponge and Mobot back to their original owners, with the respective purchase price guarantee obligations being terminated as part of each transaction. Additionally, during the first nine months of 2007, NeoMedia satisfied its purchase price guarantee obligation to the former shareholders of Gavitec, and satisfied approximately 72% of the 12Snap purchase price guarantee obligation.

During August 2006, NeoMedia announced that it intended to sell its Micro Paint Repair business. On November 1, 2007 the Company entered into a definitive purchase agreement to sell the assets of the Micro Paint Repair business unit, excluding the assets of the U.S. Auto Xperience operations. During January 2007, the Company made the strategic decision to attempt to sell its remaining non-core business units in the most profitable, timely and viable manner possible. 12Snap was sold during April 2007. Telecom Services was sold during October 2007. NeoMedia plans to use the strategic equity earned through the sale of these assets in 2007 to reduce its current burn rate, help the Company move closer to profitability, and provide financial stability by the end of 2007 and become profitable by the third quarter of 2008. Most importantly, the shedding of NeoMedia’s non-core assets affords the Company the ability to focus all its resources on its core business initiatives. Management realizes the challenges that the Company faces in the global application of its technology, and can now present qode® to the wireless industry and the public using a more systematic and focused approach.

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

On September 26, 2007, NeoMedia announced plans to relocate its corporate headquarters, as well as changes in current key personnel. NeoMedia is currently based out of Ft. Myers, Florida, and is relocating its operations to Atlanta, Georgia in order to offer close contact to potential customers and easier access to international markets. NeoMedia will continue to operate its Aachen, Germany office, consisting of the operations of Gavitec.

The Core Business

NeoMedia has made significant inroads into the burgeoning mobile marketing industry and run many successful physical-world-to-mobile-web campaigns over the past several months.

In North America, qode® technology has been trialed and implemented across a wide variety of products and industries, including:

•
In October 2007, NeoMedia unveiled its NeoReader Universal client which allows a myriad of handsets to read and translate the most common forms of 2D barcodes, and 1D UPC codes. This capability radically expands the addressable market for the Company’s network services.

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

•
ONE water, the ethical water brand, featured codes on 5 million of its water bottles that link to the mobile internet via qode®. The bottles were sold at more than 4,000 retail outlets throughout the United Kingdom.

•
During July and August 2007, Case Western Reserve University in Cleveland, Ohio employed the use of qode technology with Sprint handsets to run the annual scavenger hunt used in new student orientation. Orientation leaders were equipped with Sprint handsets with qode preinstalled and used to lead small orientation groups on a campus tour. Strategically placed codes were “clicked” on in order to retrieve clues to their next location in the University campus.

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

NeoMedia also made significant inroads into Asia during the past year, as follows:

•
Gavitec signed an exclusive license agreement with mobile marketing specialist Omniprime, pursuant to which Omniprime will sell mobile couponing and ticketing applications in the Philippines using Gavitec’s technology. In conjunction with this agreement Gavitec secured an order in July, 2007, for approximately €1,020,000 (approximately $1,367,000 US Dollars) for mobile code reader technology for use in the public transportation system in the Philippines, to be filled over 30 months.

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

NeoMedia is also making strides to create a global standard for the wireless Web. NeoMedia co-hosted a high-level meeting in London during February 2007 with some of the world’s leading technology firms to begin to define and document this important standards-based initiative. NeoMedia expects, along with its numerous innovative partners, to continue to play an active role in the standardization of the physical-world-to-web initiative. One of NeoMedia’s key initiatives is to evaluate and optimize the value of its and its partners’ collective intellectual property relating to this space.

NeoMedia has numerous issued patents with others in process and is continuing to seek to optimize the value of its intellectual property portfolio around the world. On January 20, 2007, Judge John E. Sprizzo dismissed Scanbuy's request for a summary judgment in the Company’s patent infringement case against Scanbuy. While the case is not over yet, NeoMedia continues to remain confident in the final outcome. Refer to Part II, Item I for additional information. Also on the patent front, during July 2007 the US Patent and Trademark Office rejected an application by the Electronic Frontier Foundation (EFF) to invalidate the Company’s patents and intellectual property on how camera phones read, translate, and process images and codes. The Electronic Frontier Foundation refiled their application in August 2007. In October 2007, NeoMedia was notified by the US Patent and Trademark Office that the EFF’s request for re-examination had been granted.

Effect of Discontinued Operations on Net Loss and Financial Position

Assets and liabilities of the Micro Paint Repair, Telecom Services, and 12Snap businesses classified as held for sale are shown in the following table. There were no assets or liabilities associated with the Sponge or Mobot subsidiaries as of the balance sheet dates of September 30, 2007 or December 31, 2006.

	Micro
	Paint	Telecom
(US dollars in thousands)	Repair	Services	12Snap	Total
As of September 30, 2007 (unaudited)
Total Assets Held for Sale	$2,723	$3,716	$0	$6,438
Total Liabilities Held for Sale	338	3,102	0	3,440

As of December 31, 2006
Total Assets Held for Sale	$3,072	$7,302	$9,046	$19,420
Total Liabilities Held for Sale	407	2,970	6,880	10,257

The operating results of the Micro Paint Repair, Telecom Services, 12Snap, Mobot, and Sponge businesses classified as discontinued operations are shown in the following table. There is no tax expense or benefit to report due to NeoMedia’s net operating loss carry forward tax position.

	Three months ended September 30, 2007 (unaudited)
	Micro
	Paint	Telecom
(US dollars in thousands)	Repair	Services	12Snap	Mobot	Sponge	Total
Net Sales	$287	$525	$0	$0	$0	$812
Loss from discontinued operations	($913)	($3,716)	($92)	($11)	($15)	($4,747)

	Nine months ended September 30, 2007 (unaudited)
	Micro
	Paint	Telecom
	Repair	Services	12Snap	Mobot	Sponge	Total
Net Sales	$1,003	$1,339	$2,621	$0	$0	$4,963
Loss from discontinued operations	($2,122)	($3,706)	($2,394)	($34)	($44)	($8,300)

	Three months ended September 30, 2006 (unaudited)
	Micro
	Paint	Telecom
	Repair	Services	12Snap	Mobot	Sponge	Total
Net Sales	$367	$547	$2,226	$125	$264	$3,529
Income (Loss) from discontinued operations	($1,619)	$144	($1,846)	($581)	($530)	($4,432)

	Nine months ended September 30, 2006 (unaudited)
	Micro
	Paint	Telecom
	Repair	Services	12Snap	Mobot	Sponge	Total
Net Sales	$1,145	$1,089	$5,347	$316	$975	$8,872
Loss from discontinued operations	($2,826)	($135)	($2,672)	($1,275)	($748)	($7,656)

Depreciation and amortization costs suspended on assets held for sale for the three and nine months ended September 30, 2007 are:

(US dollars in thousands)	Micro Paint Repair	Telecom Services	12snap	Total
Three months ended September 30, 2007	$71	$77	$0	$148
Nine months ended September 30, 2007	$213	$236	$220	$669

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

The weighted-average grant-date fair value of options repriced on February 1, 2007, using the options’ modified terms, was $0.03. As of September 30, 2007, there was $18,000 of total unrecognized compensation cost related to nonvested options repriced on February 1, 2007. That cost is expected to be recognized over a weighted-average period of 0.3 years.

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

Total stock based compensation recognized during the three and nine month periods ended September 30, 2007 and 2006 was:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Stock based compensation allocated to:
Sales and marketing expense	$207	$359	$757	$1,169
General and administrative expense	268	1,914	1,110	2,616
Research and development expense	85	130	327	390
Total stock based compensation included in continuing operations	560	2,403	2,194	4,175
Plus: stock based compensation included in discontinued operations	191	335	1,273	1,287
Total stock based compensation expense reflected in net loss	$751	$2,738	$3,467	$5,462

Approximately 46% and 37% of the stock-based compensation expense recorded during the nine months ended September 30, 2007 and 2006, respectively, relates to the continued vesting of stock options that were granted prior to January 1, 2006. As of September 30, 2007, there was $3,347,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Accounting Treatment of Series C Convertible Preferred Stock and Convertible Debentures

NeoMedia recognized a gain (loss) on derivative financial instruments of ($12,215,000) and ($9,721,000) during the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, NeoMedia recognized a gain (loss) of ($14,601,000) and $6,073,000, respectively. The gains and losses are due to the change in fair value of derivative financial instruments resulting primarily from the changes in NeoMedia's stock price during the reporting period. The fair value of the derivative financial instruments at each measurement date correlates to NeoMedia's stock price at the same date. As a result, NeoMedia's net loss varies significantly from its cash flow from operations during the three and nine months ended September 30, 2007 and 2006. In future periods, NeoMedia's loss could fluctuate dramatically from quarter to quarter if its stock price is significantly different from the stock price at the end of the previous measurement period. Because NeoMedia cannot guarantee that it has enough authorized shares to net share settle the convertible instruments, the change in fair value of derivative instruments will be recorded to NeoMedia's statement of operations each reporting period until the convertible instruments are fully converted.

Change in Certified Registered Public Accounting Firm

On August 29, 2007, NeoMedia notified Stonefield Josephson, Inc. that the Company was dismissing Stonefield as its independent registered public accounting firm, effective immediately. The Board of Directors of the Company approved the dismissal of Stonefield as the Company’s independent registered public accounting firm on August 29, 2007, after recommendation and approval from the Audit Committee of the Board of Directors of the Company.

The reports of Stonefield on the Company’s financial statements for the fiscal years ended as of December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the opinion contained an explanatory paragraph stating that the Company's significant operating losses, negative cash flows from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Stonefield’s report on the Company’s internal controls over financial reporting expressed an unqualified opinion on management’s assessment of, and an adverse opinion on, the effectiveness of internal control over financial reporting, due to the existence of several material weakness as of December 31, 2006.

During the Company’s fiscal years ended December 31, 2006 and 2005, and through the date hereof, there were no disagreements between the Company and Stonefield on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Stonefield’s satisfaction, would have caused Stonefield to make a reference to the matter in its reports on the Company’s financial statements for such years.

On August 31, 2007, the Company engaged Kingery & Crouse, P.A., to serve as its independent registered public accounting firm for the fiscal year ending December 31, 2007, and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, which are expected to commence with, and include, the quarter ending September 30, 2007. The engagement of Kingery & Crouse was approved by the Board of Directors of the Company, after approval and recommendation by the Audit Committee of the Board of Directors of the Company.

During the Company’s two most recent fiscal years ended December 31, 2006 and 2005, and during any subsequent interim period prior to the date of the engagement of Kingery & Crouse as the Company’s independent registered public accounting firm, neither the Company nor anyone acting on its behalf consulted with Kingery & Crouse regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Kingery & Crouse concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Related Party Transaction

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $759,000 of Micro Paint Repair products to Automart, Inc. In the third quarter of 2006, NeoMedia established a reserve for bad debt against the open accounts receivable, and wrote off the deferred revenue and deferred costs, incurring a net charge to its statement of operations of $653,000. NeoMedia will recognize revenue on these shipments if and when collectibility is reasonably assured. David A. Dodge, NeoMedia’s former Chief Financial Officer, is a member of the board of directors of Automart Inc. Kevin Hunter, NeoMedia’s Chief Scientist, serves as an advisor to the board of directors of Automart Inc.

On October 30, 2007, NeoMedia completed the sale of its ownership interest in Triton, which comprised the operations of the Company’s Telecom Services business unit, to Greywolf for $1,350,000 cash. With the sale of Triton, NeoMedia ceased operations of its Telecom Services business unit. Guy Fietz, who was the Vice President and General Manager of the NeoMedia Telecom Services business unit, is also the principal shareholder and CEO of Greywolf. Mr. Fietz received 6,190,476 shares of NeoMedia stock with a fair value of $130,000 as a commission on the sale.

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

NeoMedia follows the two-step process outlined in SFAS 142 and SFAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by NeoMedia for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, NeoMedia uses a probability-weighted approach to weigh the likelihood of those possible outcomes. In such instances, NeoMedia uses a discount rate equal to the yield on zero-coupon treasury instrument with a life equal to expected life of the assets being tested.

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

The caption “Derivative Financial Instruments” consists of (i) the fair values associated with derivative features embedded in the Series C convertible preferred stock and certain convertible debentures, (ii) the fair values of the detachable warrants that were issued in connection with the Series C convertible preferred stock and convertible debentures financing arrangements, (iii) the fair value of detachable warrants that were outstanding prior to the issuance of the Series C Preferred Shares, and (iv) special preference shares held in Mobot, Inc., a private company.

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

Inventory. Inventories are stated at the lower of cost (using the first-in, first-out method) or market. NeoMedia continually evaluates the composition of its inventories assessing slow-moving and ongoing products and maintains a reserve for slow-moving and obsolete inventory as well as related disposal costs.

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

Revenue Recognition.  NeoMedia derives revenues from the following::  (1) license revenues relating to patents and internally-developed software, (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation, and (3) sale of its proprietary Micro Paint Repair solution.

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

(3)
Technology service also includes mobile marketing services to its customers which mobile marketing projects are recognized after the completion of the project and acceptance by the customer.  All response and messaging based revenues are recognized at the time such responses are received and processed and the Company recognizes its premium messaging revenues on a net basis based on guidance provided in Emerging Issues Task Force Issues No. 99-19 (EITF 99-19), “Reporting Revenue Gross as Principal or Net as an Agent” and No. 01-09 (EITF 01-09), “Accounting for Consideration Given by a Vendor to a Customer.”  Consulting and management revenues and revenues for periodic services are recognized as services are performed.  NeoMedia uses  stand-alone  pricing to determine an element's  vendor  specific  objective  evidence  (“VSOE”) in order to allocate an arrangement  fee amongst various pieces of a  multi-element  contract.  The Company’s subsidiaries Sponge (sold during 2006) and 12Snap (sold in 2007) followed this policy. Telecom revenues from NeoMedia’s subsidiary BSD are recognized at the time that calls are accepted by the clearinghouse for billing to customers on a net basis, based on guidance in EITF 99-19. The Company defers revenue related to mobile marketing service fees for which amounts have been invoiced and/or collected but for which revenue has not been recognized. Revenue is then recognized over the matching service period.

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

Income Tax Valuation Allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has recorded a 100% valuation allowance as of September 30, 2007 and December 31, 2006.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, Financial Statements - Materiality, should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. NeoMedia applied the provisions of SAB 108 with the preparation of NeoMedia’s annual financial statements for the year ended December 31, 2006. The application of the provisions of SAB 108 did not have a material impact on the Company’s financial statements for the three and nine month periods ended September 30, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The impact of this adoption had no impact on our consolidated financial statements and we are in compliance with the measurement date provisions of this statement.

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

In December 2006, FASB Staff Position No. EITF 00-19-2 was issued. This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles “GAAP” without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The Company follows the guidance in FSP 00-19-2 in assessing its liabilities related to the liquidated damages arising from the Company’s default position on the convertible financing arrangements.

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force “EITF” Issue No. 06−11, "Accounting for Income Tax Benefits of Dividends on Share−Based Payment Awards" ("EITF 06−11"). EITF 06−11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non−vested equity−classified employee share−based payment awards as an increase to additional paid−in capital. EITF 06−11 is effective for fiscal years beginning after September 15, 2007. While the Company is currently evaluating the provisions of EITF 06−11, the adoption is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

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

In June 2007, the FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of EITF 07-3 is limited to nonrefundable advance payments for goods and services related to research and development activities. EITF 07-3 requires that advanced payments be capitalized and subsequently expensed as the goods are delivered or services performed. NeoMedia is required to adopt EITF 07-3 effective January 1, 2008. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated results of operations and financial condition.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”). SOP 07-1 addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the Company as of December 1, 2008. In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 46R-7, “Application of FIN 46R to Investment Companies,” which amends FIN 46R to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised audit guide under SOP 07-1. FSP FIN No. 46R-7 is effective upon adoption of SOP 07-1. The Company is currently evaluating the potential impact of adopting SOP 07-1 and FSP FIN 46R-7, and does not expect SOP 07-1 to have a material impact on our consolidated results of operations and financial condition.

Results of Operations for the Three Months Ended September 30, 2007 As Compared to the Three Months Ended September 30, 2006

Net sales.  Total net sales for the three months ended September 30, 2007 were $287,000, which represented a $143,000, or 33%, decrease from $430,000 for the three months ended September 30, 2006.  This decrease resulted from (i) $112,000 decreased net sales in 2007 from Gavitec, and (ii) a decrease of $31,000 in net sales from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products.

Cost of sales.  Cost of sales was $324,000 for the three months ended September 30, 2007 compared to $463,000 for the three months ended September 30, 2006, a decrease of $139,000, or 30%.  This decrease resulted from (i) $122,000 decreased product and service related cost of sales from Gavitec due to a favorable product mix, and (ii) lower cost of sales of $17,000 from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products.

Gross profit.  Gross profit was $(37,000) for the three months ended September 30, 2007, a decrease of $4,000, or 12%, compared with gross profit of $(33,000) for the three months ended September 30, 2006.  This decrease resulted from (i) lower gross profit of $14,000 from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products, offset by (ii) $10,000 increased operational gross profit from Gavitec through favorable product mix. Gross profit is negative as a result of amortization of product-related intangible assets charged to cost of goods sold in the amount of $164,000 during each of the three month periods ended September 30, 2007 and 2006.

Sales and marketing.  Sales and marketing expenses were $604,000 for the three months ended September 30, 2007, compared to $1,307,000 for the three months ended September 30, 2006, a decrease of $703,000 or 54%.  This decrease resulted from (i) lower sales and marketing expense in the Company’s underlying business represented by qode® and NeoMedia’s legacy software products of $523,000 in 2007 relative to 2006, (ii) lower stock based compensation expense allocated to sales and marketing in 2007 of $104,000, and (iii) lower sales and marketing expenses of $76,000 from Gavitec.

General and administrative.  General and administrative expenses decreased by $760,000, or 41%, to $1,110,000 for the three months ended September 30, 2007, compared to $1,870,000 for the three months ended September 30, 2006. The decrease resulted from (i) lower accounting, professional, and legal services of $597,000 due to Company’s implementation of Sarbanes Oxley and integration of subsidiaries during the three months ended September 20, 2007, (ii) lower stock based compensation expense of $151,000, and (iii) decreased general and administrative expenses of $12,000 from Gavitec, resulting from higher costs in 2006 associated with the integration of the business into NeoMedia’s consolidated operations.

Research and development.  During the three months ended September 30, 2007, research and development expense was $435,000, a decrease of $144,000 or 25% compared to $579,000 for the three months ended September 30, 2006.  The decrease resulted from (i) lower research and development expenses of $76,000 related to Gavitec, (ii) lower stock based compensation expense allocated to research and development of $45,000, and (iii) lower research and development expense related to qode® products of $23,000.

Gain (loss) on extinguishment of debt.  During the three months ended September 30, 2007, NeoMedia recorded a gain on extinguishment of debt in the amount of $201,000, resulting from the settlement of debt at other than book value. No gain or loss on debt extinguishment was recognized during the three months ended September 30, 2006.

Interest income (expense).  Interest income (expense) consists primarily of interest and liquidated damage charges related to convertible debentures, interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments. Interest expense increased by $7,026,000, or 4,391%, to $7,186,000 for the three months ended September 30, 2007, from $160,000 for the three months ended September 30, 2006. The increase resulted from (i) $7,115,000 of interest expense on the Company’s convertible debenture financing arrangements, of which $7,149,000 related to a charge to write the March 2007 Debenture up to its face value, offset by (iii) lower other interest expense of $89,000.

Loss on derivative financial instruments.  Loss on derivative financial instruments was $12,215,000 for the three months ended September 30, 2007, compared with $9,721,000 for the three months ended September 30, 2006, an increase of $2,494,000 or 26%.  The gains and losses are associated with the preferred stock sale on February 17, 2006, and the convertible debenture financings dated August 24, 2006, December 29, 2006, March 27, 2007, and August 24, 2007.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction (appreciation) in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period.

Loss from discontinued business units.  During 2006, NeoMedia sold its Mobot and Sponge businesses, and entered into a letter of intent to sell its Micro Paint Repair business. During the first quarter of 2007, NeoMedia made the strategic business decision to sell its 12Snap and Telecom Services businesses. NeoMedia completed the sale of its Telecom Services business on October 30, 2007. Accordingly, NeoMedia has classified the operations of Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Services as discontinued operations. Loss from the discontinued business units in 2007 reflects direct operations of the Micro Paint Repair and Telecom Services units for the full three months ended September 30, 2007. 12Snap, Mobot, and Sponge were discontinued prior to July 1, 2007, and accordingly net loss from these entities during the three months ended September 30, 2007 consists solely of recognition of previously issued stock based compensation expense. Loss from the discontinued business units during the three months ended September 30, 2006 reflects direct operations of Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Services for the entire three month period.

The net loss from the Micro Paint Repair business unit for the three months ended September 30, 2007 was $912,000, a decrease of $707,000 or 44% from the loss of $1,619,000 for the three months ended September 30, 2006. The decreased loss is due to a $653,000 charge to write off accounts receivable of the business unit’s distributor in China, lower stock based compensation expense in 2007 of $320,000, and lower operational losses of $323,000 resulting form cost reductions, offset by an impairment charge of $589,000 taken during 2007 to adjust the carrying value of the asset group to the expected net proceeds from the potential sale of this business. The net loss from the 12Snap business for the three months ended September 30, 2007 was $93,000, a decrease of $1,753,000 or 95% from the loss of $1,846,000 for the three months ended September 30, 2006. The 2007 loss consists entirely of recognition of previously issued stock based compensation expense. The 2006 loss consists of $1,492,000 of stock based compensation expense, and $127,000 of other operational losses. The net loss from the Telecom Services business for the three months ended September 30, 2007 was $3,716,000, an increase of $3,860,000 or 2,681% from income of $144,000 for the three months ended September 30, 2006. The decrease primarily results from an impairment charge of $3,378,000 taken in 2007 to adjust the carrying value to estimated fair value, and higher operational losses of $482,000 from this business in 2007. NeoMedia’s operating results are $570,000 favorable in the three months ended September 30, 2007 to the same period in 2006 due to the disposal of Mobot. NeoMedia’s operating results are $515,000 favorable in the three months ended September 30, 2007 to the same period in 2006 due to the disposal of Sponge.

Net Loss.  The net loss for the three months ended September 30, 2007 was $26,133,000, which represented an increased loss of $8,031,000, or 44% from a net loss of $18,102,000 for the three months ended September 30, 2006.  The net loss resulted from (i) $7,115,000 increased interest expense recorded during 2007, primarily resulting from a charge to write the March 2007 Debenture up to its face value, (ii) impairment charges of $3,378,000 and $589,000 recorded to adjust the carrying values of the Telecom Services and Micro Paint Repair asset groups, respectively, to their estimated fair values, (iii) an increased loss on derivative financial instruments of $2,494,000, offset by (iv) increased profitability of $173,000 from the Gavitec operations, (v) $201,000 gain on debt retired at other than book value in 2007, (vi) lower stock based compensation expense of $300,000 in 2007, (vii) lower costs in 2007 in the underlying qode® business of $621,000, (viii) lower corporate, legal, and accounting costs in 2007 of $598,000, (ix) lower losses from normal operations of discontinued subsidiaries of $3,652,000 in 2007.

Known trends, demands, commitments, or uncertainties. During August 2006, NeoMedia announced that it intended to sell its Micro Paint Repair business unit. During the fourth quarter of 2006, NeoMedia divested of Mobot and Sponge, wholly owned subsidiaries acquired during the first quarter of 2006. Also, during the first quarter of 2007, NeoMedia announced its intent to sell additional subsidiaries NeoMedia Telecom and 12Snap. NeoMedia sold 12Snap on April 4, 2007, and completed the sale of Telecom Services on October 30, 2007. As a result, NeoMedia expects its sales, cost of sales, gross profit, operating expenses, and net loss over the next 12 months to more closely resemble the result presented herein, than results presented in the Company’s Forms 10-Q filed during 2006.

Results of Operations for the Nine Months Ended September 30, 2007 As Compared to the Nine Months Ended September 30, 2006

Net sales.  Total net sales for the nine months ended September 30, 2007 were $1,310,000, which represented a $193,000, or 17%, increase from $1,117,000 for the nine months ended September 30, 2006.  This increase resulted from $229,000 increased net sales in 2007 from Gavitec which was acquired during the first quarter of 2006 and only reflected in NeoMedia’s results for a portion of that operating period, offset by a decrease of $36,000 in net sales from the Company’s underlying business represented by qode® and intellectual property licensing.

Cost of sales.  Cost of sales were $1,011,000 for the nine months ended September 30, 2007 compared to $1,000,000 for the nine months ended September 30, 2006, an increase of $11,000, or 1%.  This increase resulted from (i) $111,000 decreased product and service related cost of sales from Gavitec which was acquired during the first quarter of 2006 and only reflected in NeoMedia’s results for a portion of that operating period, offset by (ii) increased amortization of $99,000 of intangible assets relating to the acquisition of Gavitec, and (iii) higher cost of sales of $23,000 from the Company’s underlying business represented by qode® and NeoMedia’s legacy software products and the Company’s wound down Consulting and Integration Services business.

Gross profit.  Gross profit was $299,000 for the nine months ended September 30, 2007, an increase of $182,000, or 156%, compared with gross profit of $117,000 for the nine months ended September 30, 2006.  This increase resulted from (i) $340,000 increased operational gross profit from Gavitec do to increased sales and favorable product mix, offset by (ii) decreased gross profit of $59,000 from the Company’s underlying business represented by qode®, NeoMedia’s legacy software products, and (iii) amortization of $99,000 of intangible assets relating to the acquisition of Gavitec.

Sales and marketing.  Sales and marketing expenses were $2,006,000 for the nine months ended September 30, 2007, compared to $4,013,000 for the nine months ended September 30, 2006, a decrease of $2,007,000 or 50%.  This decrease resulted from (i) lower sales and marketing expense in the Company’s underlying business represented by qode® and NeoMedia’s legacy software products of $1,571,000 in 2007 relative to 2006, (ii) lower stock based compensation expense allocated to sales and marketing in 2007 of $298,000, and (iii) lower sales and marketing expenses of $138,000 from Gavitec, which was acquired during the first quarter of 2006.

General and administrative.  General and administrative expenses decreased by $325,000, or 6%, to $4,874,000 for the nine months ended September 30, 2007, compared to $5,199,000 for the nine months ended September 30, 2006. The decrease resulted from (i) lower accounting, professional, and legal services of $185,000 due to Company’s implementation of Sarbanes Oxley and integration of subsidiaries during the nine months ended September 30, 2006, and (ii) lower stock based compensation expense of $194,000, partially offset by (iii) higher general and administrative expenses of $54,000 related to Gavitec, which was acquired during the first quarter of 2006.

Research and development.  During the nine months ended September 30, 2007, research and development expense was $1,360,000, a decrease of $201,000 or 13% compared to $1,561,000 for the nine months ended September 30, 2006.  The decrease resulted from (i) lower research and development expense related to qode® products of $385,000, and (ii) lower stock based compensation expense allocated to research and development of $63,000, partially offset by (iii) higher research and development expenses of $247,000 from Gavitec, which was acquired during the first quarter of 2006.

Gain (loss) on extinguishment of debt.  Gain on the extinguishment of debt in the nine months ended September 30, 2007 was $454,000, which was $2,312,000 or 124% favorable to the loss on the extinguishment of debt of $1,858,000 in the same period of 2006. The 2006 loss results primarily from debt retired in connection with the Series C preferred stock issued and sold to YA Global Investments on February 17, 2007.   A loss was incurred on the surrender of a certain promissory note to YA Global Investments dated March 30, 2005 in connection with the preferred stock sale. During the nine months ended September 30, 2007, NeoMedia recorded gains of $198,000 on the extinguishment of a liability at Gavitec and $256,000 related to the conversion of a derivative instrument.

Interest income (expense).  Interest income (expense) consists primarily of interest charges related to convertible debentures, interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments.  Interest expense increased by $9,650,000, or 5,052%, to $9,841,000 for the nine months ended September 30, 2007, from $191,000 for the nine months ended September 30, 2006. The increase resulted from (i) higher interest charges of $8,973,000 recorded to adjust the convertible debentures to face value, (ii) accrual of $607,000 of liquidated damages related to the Company’s default on its convertible financing arrangements during 2007, and (iii) higher other interest expense of $70,000.

Gain (loss) on derivative financial instruments.  Gain (loss) on derivative financial instruments was $(14,601,000) for the nine months ended September 30, 2007, compared with $6,073,000 for the nine months ended September 30, 2006, a decrease of $20,674,000 or 340%.  The gains and losses are associated with the preferred stock sale on February 17, 2006, and the convertible debenture financings dated August 24, 2006, December 29, 2006, March 27, 2007, and August 24, 2007.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction (appreciation) in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period.

Loss from discontinued business units.  During 2006, NeoMedia entered into a letter of intent to sell its Micro Paint Repair business, and sold its Mobot and Sponge businesses. During the first quarter of 2007, NeoMedia made the strategic decision to sell its 12Snap and Telecom Services businesses. On October 30, 2007, NeoMedia sold its Telecom Services business unit. Accordingly, NeoMedia has classified the operations of Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Services as discontinued operations during the nine months ended September 30, 2007. Loss from the discontinued business units in 2007 reflects direct operations of the Micro Paint Repair and Telecom Services units for the full nine months ended September 30, 2007, and for 12Snap for the period January 1, 2007 through April 4, 2007 (disposal date). Loss from the discontinued business units in 2006 represents direct operations of Micro Paint Repair for the full nine months ended September 30, 2006, and direct operations of Mobot, Sponge, 12Snap and Telecom Services from their respective acquisition dates (February 17, 2006 for Mobot, February 23, 2006 for Sponge, February 28, 2006 for 12Snap, and March 21, 2006 for Telecom Services) through September 30, 2006.

The net loss from the Micro Paint Repair business unit for the nine months ended September 30, 2007 was $2,121,000, a decrease of $705,000 or 25% from the loss of $2,826,000 for the nine months ended September 30, 2006. The decreased loss is due to a bad debt charge of $653,000 recorded in the nine months ended September 30, 2006 related to sales to the business unit’s Chinese distributor, lower depreciation expense of $235,000 due to the suspension of amortization during the period that the business was held for sale, and $406,000 improved operational results, offset by an impairment charge of $589,000 taken during 2007 to adjust the carrying value of the asset group to the expected net proceeds from the potential sale of this business. Net loss from the 12Snap business for the nine months ended September 30, 2007 was $2,394,000, a change of $278,000 or 10% from a net loss of $2,672,000 for the period from February 28, 2006 through September 30, 2006. The increase loss results primarily from an impairment charge in the amount of $2,467,000 during the nine months ended September 30, 2007 to adjust the carrying value of 12Snap assets to the fair value of assets received in the sale on April 4, 2007, coupled with a loss on the disposal of the 12Snap business of $257,000 from the recognition of its previously unrealized cumulative currency translation adjustment, offset by an increase to the operational income of 12Snap of $3,002,000 in 2007 as compared with 2006. Net loss from the Telecom Services business for the nine months ended September 30, 2007 was $3,706,000, a change of $3,571,000 or 2,645% from the loss of $135,000 for the period from March 21, 2006 through September 30, 2006. The decrease results primarily from an impairment charge of $3,378,000 and a bad debt charge of $405,000 to write off accounts receivable from a primary customer, offset by improved operating margins of $211,000. NeoMedia’s operating results are $1,241,000 favorable in the nine months ended September 30, 2007 to the same period in 2006 due to the disposal of Mobot. NeoMedia’s operating results are $704,000 favorable in the nine months ended September 30, 2007 to the same period in 2006 due to the disposal of Sponge.

Net loss.  The net loss for the nine months ended September 30, 2007 was $40,229,000, which represented a $12,685,000, or 46% increase from the $27,544,000 net loss for the nine months ended September 30, 2006.  This increased net loss resulted from (i) a loss resulting from the change in fair value of embedded conversion features associated with the Series C preferred stock, warrants, and convertible debenture in the amount of $14,601,000 in the nine months ended September 30, 2007 compared with a gain of $6,073,000 in the same period in 2006, (ii) an increase of $9,580,000 in interest expense during the nine months ended September 30, 2007 to adjust the carrying value of the March 2007 convertible debenture financing to its face value due to the Company’s default position, liquidating damages on convertible financing arrangements in default, and interest expense on convertible debentures (iii) impairment charges of $3,378,000, $2,467,000, and $589,000 to adjust the carrying value of Telecom Services, 12Snap, and Micro Paint Repair asset groups, respectively, to their fair values, (iv) a loss on the disposal of the 12Snap business of $257,000, offset by (v) improved operations of Gavitec of $78,000, (vi) increased gains on debt retired at other than book value of $94,000, (vii) lower stock based compensation expense of $555,000 in 2007, (viii) lower losses of $2,012,000 in the nine months ended September 30,2007 compared with the same period in 2006 from the underlying business represented by qode®, NeoMedia’s legacy software products, and corporate administration including audit and legal fees, (ix) lower debt retirement charges associated with convertible instruments of $2,218,000, (x) lower losses from the of operations of discontinued subsidiaries Telecom Services 12Snap, Mobot, and Sponge of $6,047,000, and (xi) a write-off of deferred financing costs of $13,256,000 in 2006 with no corresponding charge in 2007.

Known trends, demands, commitments, or uncertainties. During August 2006, NeoMedia announced that it intended to sell its Micro Paint Repair business unit. On November 1, 2007 the Company entered into a definitive purchase agreement to sell the assets of the Micro Paint Repair business unit, excluding the assets of the U.S. Auto Xperience operations. During the fourth quarter of 2006, NeoMedia divested of Mobot and Sponge, wholly owned subsidiaries acquired during the first quarter of 2006. Also, during the first quarter of 2007, NeoMedia announced its intent to sell additional subsidiaries NeoMedia Telecom and 12Snap. NeoMedia sold 12Snap on April 4, 2007, and completed the sale of Telecom Services on October 30, 2007. As a result, NeoMedia expects its sales, cost of sales, gross profit, operating expenses, and net loss over the next 12 months to more closely resemble the result presented herein, than results presented in the Company’s Forms 10-Q filed during 2006.

Liquidity and Capital Resources

Current Period Activity

Net cash from operations. Net cash used in continuing operating activities (net of cash used from operations of discontinued business unit) was $6,653,000 and $5,993,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $660,000, or 11%. The increase resulted from payment of accrued liquidated damages and interest of $1,678,000 from the proceeds of the March 2007 convertible debenture, offset by lower cash used in ongoing operations of $1,018,000.

Net cash used in investing. NeoMedia’s net cash flow used in investing activities (net of cash used in investing in discontinued business units) for the nine months ended September 30, 2007 and 2006, was $3,105,000 and $19,884,000, respectively, a decrease of $16,779,000 or 84%. The decrease resulted from (i) the investment of $13,867,000 in the acquisitions of Mobot, Sponge, Gavitec and 12Snap during the nine months ended September 30, 2006, (ii) proceeds from the sale of 12Snap of $1,100,000 received in the nine months ended September 30, 2007, (iii) reduced advances to discontinued subsidiaries of $2,675,000 in the nine months ended September 30, 2007 as compared with the same period in 2006, (iv) collection of notes receivable of $671,000 in the nine months ended September 30, 2007, as compared to amounts advanced in the same period in 2006 of $500,000, and (v) reduced acquisition related costs and lower acquisitions of fixed assets and software of $545,000, offset by (vi) payments of purchase price obligations relating to Gavitec and 12Snap of $2,579,000.

Net cash provided by financing activities. Net cash provided by financing activities was $7,255,000 and $27,259,000 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $20,004,000 or 73%. NeoMedia received $8,253,000 proceeds from the sale of convertible debentures in the nine months ended September 30, 2007, compared with $5,000,000 in 2006. NeoMedia also received $14,066,000 from the sale of Series C convertible stock during the nine months ended September 30, 2006. NeoMedia received $17,000 and $8,419,000 from the exercise of stock options and warrants during the nine months ended September 30, 2007 and 2006, respectively. NeoMedia satisfied repayments on notes payable and convertible debt in the nine months ended September 30, 2007 and 2006, of $1,015,000 and $436,000, respectively. NeoMedia also received $210,000 from the sale of common stock during the nine months ended September 30, 2006.

Net cash used in discontinued operations. Net cash used in the Company’s discontinued Micro Paint Repair operations for the nine months ended September 30, 2007 was $1,001,000, of which $1,012,000 was used in operations, $4,000 was used in investing activities, and $15,000 was generated as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued Micro Paint Repair operations for the nine months ended September 30, 2006 was $1,837,000, of which $1,830,000 was used in operations, $22,000 was used in investing activities, and $15,000 was generated as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued 12Snap operations for the nine months ended September 30, 2007 was $974,000, of which $159,000 was generated from operations, $1,125,000 was used in financing activities to repay silent partner debt, and $8,000 was used as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued 12Snap operations for the nine months ended September 30, 2006 was $2,504,000, of which $993,000 was used in operations, $83,000 was used in investing activities, $2,036,000 was used in financing activities to repay silent partner debt, and $608,000 was generated as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued Telecom Services operations for the nine months ended September 30, 2007 was $309,000, of which $112,000 was provided by operations, $8,000 was used in investing activities, $2,000 net was used for financing activities, and $411,000 was used as a result of the effect of exchange rates on cash. Net cash used in the Company’s discontinued Telecom Services operations for the nine months ended September 30, 2006 was $428,000, of which $221,000 was used in operations, $58,000 was used in financing activities to repay notes payable, and $149,000 was used as a result of the effect of exchange rates on cash.

Net cash used in the Company’s discontinued Mobot operations for the nine months ended September 30, 2006 was $816,000, of which $796,000 was used in operations, and $20,000 was used in investing activities. Since this business was sold during 2006, there was no effect on cash during the nine months ended September 30, 2007.

Net cash used in the Company’s discontinued Sponge operations for the nine months ended September 30, 2006 was $385,000, of which $378,000 was used in operating activities, and $7,000 was used as a result of the effect of exchange rates on cash. Since this business was sold during 2006, there was no effect on cash during the nine months ended September 30, 2007.

As of September 30, 2007, NeoMedia has a working capital deficiency of $91,163,000, of which $32,346,000 relates to the fair value of derivative financial instruments, and $51,174,000 relates to the carrying value of debentures and convertible preferred stock that are convertible into shares of NeoMedia common stock. NeoMedia intends to fund its working capital deficiency as described in “Sources of Cash and Projected Cash Requirements”.

Significant Liquidity Events

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2007 was $40,229,000 compared to net loss of $27,544,000, for the nine months ended September 30, 2006. Net cash used for operations was $6,653,000 and $5,993,000, for the nine months ended September 30, 2007 and 2006, respectively. NeoMedia also has an accumulated deficit of $201,160,000 and a working capital deficit of $91,163,000 as of September 30, 2007.

The items discussed above raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s financial resources are insufficient to maintain operations beyond April, 2008, and the Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt, or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of its marketable assets. Management’s plan is to secure adequate funding to bridge the commercialization of its core code-reading business.

NeoMedia plans to attempt to address its working capital deficiency through the use of proceeds from the sale of its Telecom Services business unit (sold on October 30, 2007), from proceeds of the proposed sale of its Micro Paint Repair business unit, through additional strategic investments, and by continuing to reduce its workforce and overhead expenses in non-critical areas. In addition, NeoMedia will attempt to generate additional revenue and profit from the launch of its core code-reading products and the value optimization of its patent portfolio.

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

Sale of Telecom Services Business

On October 30, 2007, NeoMedia completed the sale of its ownership interest in Triton, which comprised the operations of the Company’s Telecom Services business unit, to Greywolf for $1,350,000 cash. With the sale of Triton, NeoMedia ceased operations of its Telecom Services business unit. Guy Fietz, who was the Vice President and General Manager of the NeoMedia Telecom Services business unit, is also the principal shareholder and CEO of Greywolf. Mr. Fietz received 6,190,476 shares of NeoMedia stock with a fair value of $130,000 as a commission on the sale.

$1.8 Million Secured Convertible Debenture - August 2007

On August 24, 2007, NeoMedia entered into the August 2007 Debenture agreement with YA Global Investments. Pursuant to the August 2007 Debenture Agreement, YA Global Investments agreed to purchase 14% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $1,775,000. NeoMedia received cash proceeds from the transaction of $1,575,000, net of $200,000 fees paid to the Purchaser. The August 2007 Debenture Agreement also provided for the issuance to the Purchaser, at no additional cost to the Purchaser, of 75,000,000 warrants to purchase shares of the Company's common stock. In connection with the August 2007 Debenture Agreement, the Company also entered into a registration rights agreement with the Purchaser that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receipt of a request for filing from the Purchaser, (ii) achieve effectiveness within 90 days of receipt of a request for filing from the Purchaser, and (iii) maintain effectiveness of the registration statement.

The August 2007 Debenture is secured by (a) certain Pledged Property, as such term is defined in that certain Security Agreement, dated August 24, 2007, by and between the parties and perfected pursuant to UCC-1 Financing Statements filed with the Delaware Department of State (the UCC Filing Section) on or about August 24, 2007 and with the Florida Secured Transaction Registry on or about August 24, 2007; and (b) certain Patent Collateral, as defined in a security agreement (patent), entered into on August 24, 2007.

At any time from the closing date until August 24, 2009, the Purchaser has the right to convert the convertible debenture into common stock of the Company at the then effective conversion price, which varies relative to the Company’s trading stock price, as follows: $0.02 per share, or 80% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 10 trading days immediately preceding the conversion date, and adjusts to 50% of the lowest closing bid price in the event of a default. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation.

Under the terms of the agreement, the Purchaser also received warrants to purchase an aggregate of up to 75,000,000 shares of common stock. The warrants are exercisable at a price of $0.02 per share, subject to adjustment, including anti-dilution protection. The warrants have a five-year contractual life. The warrants do not contain a forced exercise attribute similar to previously issued warrants. It is important to note that the warrants contain a provision that, if at the time of exercise, NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default of the Investor Registration Rights Agreement entered into on March 27, 2007, due to a pre-existing default on its previous financing arrangements with the Buyer. Such a default of the Investor Registration Rights Agreement constitutes an event of default under the warrant agreements issued in connection with the secured convertible debenture. As a result, YA Global Investments currently has the right to exercise on a cashless basis the 75,000,000 of warrants they hold that were issued in connection with the August 2007 Debenture.

In connection with the August 2007 Debenture, NeoMedia and the Purchaser also entered into a Repricing Agreement whereby (i) the exercise price of 427,000,000 warrants previously acquired by the purchaser under prior financing arrangements with NeoMedia was reset to $0.02, and (ii) the fixed conversion price on all convertible debentures and preferred stock held by the Purchaser was reset to $0.02.

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

$7.5 Million Convertible Debenture - March 2007

NeoMedia entered into the March 2007 Debenture agreement on March 27, 2007, with YA Global Investments. Pursuant to the March 2007 Debenture Agreement, YA Global Investments agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7,459,000. The March 2007 Debenture Agreement also provided for the issuance to the purchasers, at no additional cost to the purchaser, warrants to purchase 125,000,000 shares of NeoMedia common stock at an exercise price of $0.04 per share. In connection with the March 2007 Debenture Agreement, NeoMedia also entered into a Registration Rights Agreement with the purchasers that requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the warrants within 30 days of receiving a written notice from the purchasers requesting filing, (ii) achieve effectiveness of the registration statement within 120 days of receiving a notice to file the registration statement and (iii) maintain effectiveness of the registration statement for the life of the agreement. Failure to meet these requirements will require the Company to incur liquidating damages amounting to 2% of the principal per month. The debentures are secured by substantially all of the Company’s assets.

At any time from the closing date until December 29, 2008, the purchaser has the right to convert the convertible debenture into NeoMedia common stock at the then effective conversion price, which varies relative to NeoMedia’s trading stock price, at the lower of $0.02 per share, or 90% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date and adjusts to 50% of the lowest closing bid price in the event of a default.

In connection with the March 2007 Debenture Agreement, NeoMedia applied $1,312,000 of the gross proceeds toward payment of liquidated damages accrued on previous convertible instruments payable to the purchaser, and $366,000 toward accrued interest on previous convertible debentures. YA Global Investments also retained fees of $781,000, resulting in net proceeds to the Company of $5,000,000.

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

On January 23, 2007, NeoMedia entered into an agreement with the former shareholders of Gavitec, whereby this purchase price obligation is to be satisfied through the payment by NeoMedia of (i) $1,800,000 in cash, payable no later than February 28, 2007 (subsequently extended to March 31, 2007), and (ii) 61,000,000 shares of NeoMedia common stock to be issued no later than February 28, 2007. NeoMedia also agreed to pay interest accrued on the purchase price in the amount of $481,000 and reimburse $100,000 of costs related to the acquisition to the primary former shareholder of Gavitec no later than February 28, 2007. NeoMedia issued the shares and made cash payments of $2,113,000 during March 2007. In August 2007, payments totaling $157,000 were made. As of September 30, 2007, NeoMedia owes $111,000 in remaining interest payments relating to this obligation.

During the nine months ended September, 2007, NeoMedia issued 197,620,948 shares of its common stock in satisfaction of a portion of the 12Snap purchase price obligation totaling $9,427,000 Additionally, NeoMedia has made cash payments against the liability totaling $467,000, and further reduced the balance through the forgiveness of $1,760,000 of the obligation in connection with the sale of 12Snap. The balance on the purchase price obligation as of September 30, 2007 was $4,592,000, which includes $13,000 in accrued interest. The Company is currently negotiating payment terms for the balance of the obligation.

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

HipCricket Note Receivable

On July 27, 2007, NeoMedia entered into a settlement agreement with HipCricket for the early payment of a note receivable due to NeoMedia from HipCricket. The parties agreed that HipCricket would pay NeoMedia $221,000 in settlement of notes and interest payable from HipCricket to NeoMedia totaling $246,000, of which $100,000 was due on August 31, 2007 and $146,000 was due on February 28, 2008. The payment was made on July 27, 2007.

China Order

During the fourth quarter of 2005 and first quarter of 2006, NeoMedia shipped and invoiced $757,000 of Micro Paint Repair products to Automart, Inc. for which payment has not been received. The accounts receivable related to this transaction have been fully reserved. Recognition of revenue on this transaction has been deferred since this is a new customer in a new territory. If and when payment is made, NeoMedia expects to recognize revenue for these shipments, and would also receive a material cash infusion. In the absence of payment, NeoMedia would not recognize revenue related to these products and would not recoup its cost of goods sold which have already been paid. If not collected, these assets could be sold in connection with the proposed sale of the Micro Paint Repair business unit. The accounts receivable due from this sale were fully reserved in 2006, and the inventory value was also expensed at that time.

Sources of Cash and Projected Cash Requirements

As of September 30, 2007, NeoMedia’s cash balances were $226,000. NeoMedia intends to attempt to fund its growth and working capital deficiencies from the following sources during the remainder of 2007 and beyond:

Sale of non-core business units. During August 2006, NeoMedia announced its intent to sell its Micro Paint Repair business unit. On November 1, 2007 the Company entered into a definitive purchase agreement for the sale of the assets of the Micro Paint Repair business unit, excluding the assets of the U.S. Auto Xperience operations, with an expected closing date in mid November 2007. NeoMedia sold its Telecom Services business unit for $1,350,000 cash.

Exercise of options and warrants. One of the Company’s shareholders, YA Global Investments, currently holds warrants to purchase up to 502,000,000 shares of Company common stock at an exercise price of $0.02 per share. NeoMedia can force exercise of certain of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by YA Global Investments contain a provision that, if NeoMedia is in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to withhold shares as consideration for the exercise price. In the event of such a “cashless” exercise, NeoMedia would not receive any cash proceeds upon the exercise of such warrants. NeoMedia is currently in default under the warrant agreements due to its default position under the Investor Registration Rights Agreements associated with certain of the convertible financings. As a result, YA Global Investments currently has the right to exercise on a cashless basis 502,000,000 of the warrants they hold, and NeoMedia may not receive any cash proceeds from such exercises.

In addition, certain outstanding employee stock options are in-the-money and could be exercised at the holders’ discretion from time to time. As of September 30, 2007, NeoMedia had 109,168,494 outstanding employee stock options, of which 24,850,000 were in-the-money based on the closing price on September 30, 2007 of $0.0195 per share. Total potential proceeds to the Company from exercise of all in-the-money options are $236,000. On February 1, 2007, NeoMedia instituted a stock option repricing plan as a retention tool to align its employees with the new vision of NeoMedia. Under the Plan, NeoMedia repriced 50,148,750 stock options held by current employees, contractors, and directors. Options for employees of NeoMedia’s ongoing operations were repriced as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that are scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon grant and 25% on each subsequent anniversary date. The Company also repriced options for outside directors as follows: options with an exercise price below $0.24 were repriced to $0.045, and options with an exercise price $0.24 or higher were repriced to $0.075. In addition, the Company repriced options held by employees of its held for sale Micro Paint Repair and Telecom Services businesses, such that all vested options were repriced to $0.045 per share, and all unvested options will vest upon sale of the respective business unit at an exercise price of $0.075 per share, with a 12-month period to exercise. NeoMedia expects that additional funds could be realized upon exercise of such repriced options.

Strategic Investment. NeoMedia is currently in the process seeking a significant strategic investment from a long term capital investor to secure sources of cash to fund the Company’s growth.

$100 Million SEDA. On March 30, 2005, NeoMedia and YA Global Investments entered into a Standby Equity Distribution Agreement (the “2005 SEDA”) under which YA Global Investments agreed to purchase up to $100 million of NeoMedia’s common stock over a two-year period, with the timing and amount of the purchase at NeoMedia’s discretion. The maximum amount of each purchase would be $2,000,000 with a minimum of five business days between advances. Based on NeoMedia’s current market capitalization and other outstanding securities, NeoMedia does not believe that the 2005 SEDA is currently a viable source of financing.

NeoMedia’s reliance on YA Global Investments as its primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreements between NeoMedia and YA Global Investments signed in connection with the convertible debenture sales, without YA Global Investments’ consent NeoMedia cannot (i) issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of its assets of, or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between NeoMedia and YA Global Investments signed in connection with the convertible debentures, YA Global Investments has a security interest in all of NeoMedia’s assets. Such covenants could severely harm NeoMedia’s ability to raise additional funds from sources other than YA Global Investments, and would likely result in a higher cost of capital in the event funding were secured.

Additionally, pursuant to the terms of the investment agreement between NeoMedia and YA Global Investments signed in connection with the Series C convertible preferred stock sale, NeoMedia cannot (i) enter into any debt arrangements in which it is the borrower, (ii) grant any security interest in any of its assets, or (iii) grant any security below market price.

NeoMedia has incurred both cash and non-cash costs associated with the financing arrangements with YA Global Investments, as follows:

•
In connection with the $1.8 million convertible debenture in August 2007, NeoMedia issued 75,000,000 warrants to YA Global Investments with an exercise price of $0.02 per share. NeoMedia paid cash fees of $200,000 from the proceeds of the debenture. NeoMedia also repriced 427,000,000 warrants previously issued to YA Global Investments with exercise prices of $0.04 -$0.06 to $0.02, and reset the fixed conversion price on all previously issued convertible debentures and convertible preferred stock to $0.02.

•
In connection with the $7.5 million convertible debenture in March 2007, NeoMedia issued 125,000,000 warrants to YA Global Investments with an exercise price of $0.04 per share, which were subsequently repriced to $0.02 in August 2007. NeoMedia also paid cash fees of $781,000 from the proceeds.

•
In connection with the $2.5 million convertible debenture in December 2006, NeoMedia issued 42,000,000 warrants to YA Global Investments with an exercise price of $0.04 per share, which were subsequently repriced to $0.02 in August 2007. NeoMedia also paid cash fees of $270,000 from the proceeds.

•
In connection with the $5 million convertible debenture in August 2006, NeoMedia issued 175,000,000 warrants to YA Global Investments with exercise prices between $0.05 and $0.25, which were subsequently repriced to $0.02 in August 2007.

•
In connection with the $27 million Series C convertible preferred stock sale in February 2006, NeoMedia incurred the following costs: (i) YA Global Investments held back a $2,700,000 cash fee from the proceeds of the sale, (ii) NeoMedia issued 75 million warrants to YA Global Investments with exercise prices between $0.35 and $0.50, which were subsequently repriced to $0.02 in August 2007, and (iii) NeoMedia issued 2,000,000 warrants with an exercise price of $0.328 to another party for structuring and consulting fees associated with the sale.

•
In connection with the 2005 SEDA entered into during March 2005, NeoMedia incurred the following costs: (i) NeoMedia issued 75,000,000 warrants to YA Global Investments with an exercise price of $0.20, 10,000,000 of which were subsequently repriced to $0.02 in August 2007, and (ii) NeoMedia issued 4,000,000 warrants with an exercise price of $0.227 to another party for structuring and consulting fees associated with the 2005 SEDA. The fair value of these warrants at the time they were issued were recognized as deferred financing fees. The unamortized balance of these fees in the amount of $13,256,000 was written off during the year ended December 31, 2006.

NeoMedia’s cash flow used in operations was $6,653,000 (excluding cash used in operations of discontinued 12Snap, Telecom Services and Micro Paint Repair business units of $741,000) for the nine months ended September 30, 2007. In the event that (i) NeoMedia is unsuccessful in divesting of its Micro Paint Repair business unit in a timely fashion, (ii) NeoMedia’s stock price does not increase to levels where it can force exercise of enough of its outstanding warrants to generate material operating capital, (iii) the market for NeoMedia’s stock will not support the sale of shares underlying such warrants or other funding sources, or (iv) NeoMedia does not realize a material increase in revenue during the next 12 months, NeoMedia will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, NeoMedia’s business and operations would be materially adversely affected and in such event, NeoMedia would attempt to reduce costs and adjust its business plan, and could be forced to sell certain of its assets, including its subsidiaries.

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

•
NeoMedia issued Series C convertible preferred shares with face value of $20,877,000 and convertible debentures with a face value of $16,734,000 that are subject to conversion at future dates, plus the expected value of liquidated damages accrued in the amount of $1,388,000 relating to these convertible instruments; and

•	NeoMedia has accrued the amount of $4,592,000 relating to a purchase price guarantee obligation in connection with its acquisition of 12Snap.

The following table sets forth NeoMedia’s future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

				Series C
		Subsidiary		Convertible
	Operating	Acquisition	Convertible	Preferred
	Leases	Commitments	Debentures	Stock	Total
	(US dollars in thousands)
2007 (remaining three months)	$71	$4,592	$31,685	$20,877	$57,225
2008	148	0	0	0	148
2009	12	0	0	0	12
2010	3	0	0	0	3
2011	0	0	0	0	0
Thereafter	0	0	0	0	0
Total	$234	$4,592	$31,685	$20,877	$57,388

In addition, as of September 30, 2007, NeoMedia had future obligations relating to its discontinued Micro Paint Repair and Telecom Services businesses totaling $1,397,000, most of which is expected to be assumed by the buyers upon the anticipated sale of each business unit.

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

NeoMedia carried out an evaluation, under the supervision and with the participation of its management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10−Q. Based on this evaluation, the CEO and CFO concluded that NeoMedia’s disclosure controls and procedures were not effective as of September 30, 2007, at the reasonable assurance level, because of the material weaknesses described in Item 9A of NeoMedia’s Annual Report on Form 10−K for the fiscal year ended December 31, 2006, which NeoMedia is still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2006 Form 10−K for a full description of these weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to NeoMedia’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, NeoMedia’s internal control over financial reporting.

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

1.
Control environment over bank accounts. As disclosed in NeoMedia’s December 31, 2006 Form 10-K, on January 9, 2007, management strengthened these controls by updating all appropriate bank signature cards, and by requiring two authorized signatures to add/change/delete employees who are authorized to input and verify wire transfers.

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

On April 20, 2004, NeoMedia re-filed its suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed its answer on June 2, 2004. NeoMedia filed its answer and affirmative defenses on July 23, 2004. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Discovery is ongoing. NeoMedia expects to agree in November, 2007, to stay the pending patent litigation against Scanbuy for a period of six months.

Electronic Frontier Foundation

In October 2007, NeoMedia received a communication from the United States Patent and Trademark Office (USPTO) stating that a request by the Electronic Frontier Foundation for Ex-Parte Reexamination of U.S. Patent No. 6,199,048 (“the ‘048 patent”) has been granted. Although the ’048 patent is an important NeoMedia patent, it is not alone. NeoMedia has a portfolio consisting of U.S. and foreign patents and pending applications relating to various inventions surrounding the processing of machine readable codes over wireless networks. NeoMedia believes some or all of the claims of the ’048 patent will be confirmed by the USPTO in the course of the re-examination.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2007, NeoMedia issued 517,415 shares of unregistered common stock to two related parties as payment toward a consulting contract. The related parties were George O’Leary, who is a member of the Company’s Board of Directors and a consultant to the Company, and Jay Bonk, the Company’s Interim Executive Vice President of Sales and Marketing.

On August 16, 2007, NeoMedia issued 28,854,685 shares of unregistered common stock to Tesscourt Capital, Ltd. as settlement of debt.

On October 2, 2007, NeoMedia issued 264,753 shares of unregistered common stock to two related parties as payment toward a consulting contract. The related parties were George O’Leary, who is a member of the Company’s Board of Directors and a consultant to the Company, and Jay Bonk, the Company’s Interim Executive Vice President of Sales and Marketing.

On October 31, 2007, NeoMedia issued 6,190,476 shares of unregistered common stock to Guy Fietz in conjunction with the disposition of the NeoMedia Telecom Services business unit.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

NeoMedia is currently in default of (i) the Investor Registration Rights Agreement entered into on February 17, 2006, in connection with the $22 million Series C Convertible preferred Stock Sale, (ii) the Investor Registration Rights Agreement entered into on August 24, 2006, in connection with the $5 million secured convertible debenture, (iii) the Investor Registration Rights Agreement entered into on December 29, 2006, in connection with the $2.5 million secured convertible debenture, and (iv) the Securities Purchase Agreement entered into on August 24, 2007, in connection with the $1.8 million secured convertible debenture. As a result, the Purchaser has certain rights with respect to the financing arrangements, specifically, (i) the full face value of each instrument is callable in the aggregate amount of $38,111,000, (ii) up to 492,000,000 warrants held by the Purchaser with an exercise price of $0.02 can be exercised on a cashless basis, and (iii) NeoMedia is responsible for liquidated damages as required by each financing arrangement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Based upon the required market capitalization test as of the last day of the second quarter for the year ending December 31, 2007, the Company has determined that it will not have an accelerated filer status as of the end of the current fiscal year. The company will be required to perform this test on an annual basis as of the last day of the second quarter to determine its filing status.

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

On November 7, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01, disclosing that it had entered into a definitive purchase agreement for the sale of the assets of the Micro Paint Repair business unit, excluding the assets of the U.S. Auto Xperience operations to Micro Paint Holdings Limited, a New Zealand corporation, for $2,000,000 cash plus $200,000 in the stock of Micro Paint Holdings Limited, with an expected closing date in mid November.

On November 5, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01., 2.01, and 2.06, disclosing that it had completed the sale of its ownership in Triton Global Business Services, and that it expected to record a material impairment charge in connection with the sale.

On October 22, 2007, NeoMedia filed a report on Form 8-K with respect to Item 5.02, disclosing that it had named Frank Pazera as Chief Financial Officer.

On October 1, 2007, NeoMedia filed a report on Form 8-K with respect to Items 5.02 and 8.01, disclosing that (i) the Company had announced plans to relocate its corporate headquarters, (ii) Christian Steinborn, 37, CEO of Gavitec, will assume the additional role of Chief Operating Officer of NeoMedia, and (iii) Charles W. Fritz, the founder and Chairman of the Board of NeoMedia, has resigned his role as Chairman of the Board. Mr. Fritz plans to pursue ventures in economic and environmental industries.

On September 4, 2007, NeoMedia filed a report on Form 8-K with respect to Item 4.01, reporting that it had dismissed Stonefield Josephson, Inc. as its independent registered public accounting firm. On September 7, 2007, NeoMedia amended the 8-K to report that it had engaged Kingery & Crouse, P.A. as its independent registered public accounting firm, effective immediately.

On August 30, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, reporting that it had entered into a secured convertible debenture financing arrangement with YA Global Investments, L.P. (formerly known as Cornell Capital Partners) in the principal amount of $1,775,000.

On August 21, 2007, NeoMedia filed a report on Form 8-K with respect to Item 8.01, reporting that it had entered into a letter of intent to sell its ownership of 90% of the outstanding shares of Triton Global Business Services, Inc. (“Triton”), the operations of which comprise NeoMedia’s Telecom Services business unit, to Greywolf Entertainment, Inc, a Canadian company (the “Buyer”), for $1,500,000 cash (which was subsequently amended to $1,350,000).

On August 17, 2007, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, reporting that it had entered into an agreement to issue 28,854,685 shares of unregistered common stock to Tesscourt Capital Ltd. in satisfaction of debt owed in connection with the Company’s acquisition of BSD Software in 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC. Registrant

Date: November 8, 2007	By:	/s/ William J. Hoffman
William J. Hoffman Chief Executive Officer

Date: November 8, 2007	By:	/s/ Frank J. Pazera
Frank J. Pazera Chief Financial Officer

Date: November 8, 2007	By:	/s/ J. Scott Womble
J. Scott Womble Principal Accounting Officer