Form 10-K
period 2007-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2008-03-28
CIK 1022701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 0-21743

NeoMedia Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Concourse Parkway, Suite 500, Atlanta, GA 30328
 (Address, including zip code, of principal executive offices)

678-638-0460
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 based upon the closing price was approximately $31 million.

The number of outstanding shares of the registrant’s Common Stock on February 29, 2008 was 1,035,584,313.

Form 10-K
For the Year Ended December 31, 2007
Index

PART I

ITEM 1.	Business

Statements contained in this Form 10-K that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” "believes," "seeks," "estimates," or similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding NeoMedia’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A-Risk Factors” and in other of our filings with the Securities and Exchange Commission. All references to “NeoMedia” or the “Company” in this Annual Report on Form 10-K mean NeoMedia Technologies, Inc., a Delaware corporation, and all entities owned or controlled by NeoMedia Technologies, Inc., except where it is made clear that the term only means the parent company. All tabular amounts are stated in thousands.

Overview

NeoMedia (www.neom.com) provides internet advertising solutions using wireless technologies to connect traditional print and broadcast media companies to active mobile content. We accomplish this by turning “old-media” into “new-media.” Using camera-enabled mobile phones, barcode-reading software (NeoReaderTM), and an interoperable billing, clearing and settlement infrastructure (NeoServer-OMS/OMI), we embrace open standards, full interoperability, and are barcode symbology agnostic.

Our mobile phone technology, NeoReaderTM, reads and transmits data from 1-D, and 2-D barcodes to its intended destination. Our Optical Messaging and Interchange platforms (OMS and OMI) create, connect, record, and transmit the transactions embedded in the 1-D and 2-D barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably. We provide the industrial and carrier-grade infrastructure to enable reliable, scalable, and billable commerce. To provide a robust high-performance infrastructure for the processing of optical codes, we extend our offering with the award winning Gavitec technology. Gavitec’s Mobile Ticketing and Couponing solutions allow users to enter information and opt-in to initiate mobile transactions.

Our revenue is primarily derived from two sources: 1) license revenue relating to patents and internally-developed software and 2) hardware, software and service revenue related to mobile marketing campaign design and implementation.

In February 2007, we added George G. O’Leary to our Board of Directors. In June 2007 we hired William J. Hoffman as Chief Executive Officer and appointed him to our Board of Directors. Mr. Hoffman serves as our Chairman following the resignation of Charles W. Fritz, the founder and former Chairman of the Board.

In September 2007, we announced plans to relocate our corporate headquarters. We completed our relocation to Atlanta as of December 1, 2007 in order to offer close contact to potential customers and easier access to international markets. We will continue to operate our Aachen, Germany office, where our Gavitec operations are based. Also in September 2007, we announced that Dr. Christian Steinborn, CEO of Gavitec, assumed the additional role of Chief Operating Officer of NeoMedia.

Our common stock is currently listed on the Over-the-Counter Bulletin Board under the symbol “NEOM”. Our principal executive offices are located at Two Concourse Parkway, Suite 500, Atlanta, Georgia 30328. Our telephone number is (678) 638-0460 and our website is located at www.neom.com. Through this website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the U.S. Securities and Exchange Commission. The information contained on our website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

During January 2007, we made the strategic decision with respect to our corporate structure to shed our remaining non-core business units in order to focus our efforts on the area that our management believes will deliver the most value, our code-reading business and the related intellectual property. We had previously divested of our Sponge and Mobot business units during the fourth quarter of 2006, and following the strategic decisions made in January 2007, we sold the 12Snap business unit in April 2007, and we completed the sale of our Telecom Services business unit in October 2007. In August 2006, we had announced our intent to sell our Micro Paint Repair business unit, and that sale was completed in November 2007. As a consequence of the planned and completed divestitures, we evaluated our business as one consolidated business for the entire 2007 reporting year. These divestitures were integral to our turnaround plan and have allowed us to invest in our principal line of business – our code-reading business and the related intellectual property.

The following business discussion will focus on our structure in 2007 with our code-reading business, including Gavitec, and the related intellectual property. As of December 31, 2007 we had two (2) active wholly-owned subsidiaries: Gavitec AG, incorporated in Germany, and NeoMedia Migration, Inc., incorporated in Delaware. In addition, there are several dormant subsidiaries which are listed in Exhibit 21.1.

Divestitures and Impairments

For each of the divestitures listed below, we have analyzed the applicable accounting literature found in the SEC Staff Accounting Bulletin (SAB) Topic 5E, Accounting Principles Board (APB) Opinion 29, APB 18, Statement of Financial Accounting Standards (FAS) 141, FAS 144, and Emerging Issues Task Force (EITF) Issue 01-2, and determined that the criteria for reporting the disposal of the businesses and reporting of discontinued operations have been met.

Micro Paint Repair Business Unit – On November 15, 2007, we completed the sale of Micro Paint Repair, excluding the assets of the Micro Paint Repair-US operations (which operated under the brand name “AutoXperience”). On November 30, 2007, we shut down the operations of AutoXperience.

Telecom Services Business – On October 30, 2007, we completed the sale of Telecom Services.

12Snap Business – On April 4, 2007, we completed the sale of 12Snap.

Mobot Business – On December 6, 2006 we completed the sale of Mobot.

Sponge Business – On November 14, 2006, we completed the sale of Sponge.

Products and Services

We provide a complete suite of software and hardware for reading and scanning 1-D and 2-D barcodes in the mobile environment, and enabling amazing applications in mobile marketing, mobile couponing, mobile ticketing and mobile payment.

•
NeoReaderTM – code scanning software that transforms your mobile phone into a universal 2D code scanner and provides one-click access to mobile content. The NeoReaderTM allows users to scan 2-D or 1-D barcodes from enabled product packages, ad campaigns, retail displays, publications, or any variety of medium. Mobile users are able to link directly to a specific web page, access services, retrieve real-time information, or place orders by bypassing long URLs, search engines, and avoiding cumbersome menus. NeoReaderTM features our patented resolution technology with Gavitec’s ultra-small footprint and platform-independent algorithms. This scanner provides interoperability among 2-D codes in the market and operates on a variety of handsets.

•
EXIO® – an advanced and complete solution including printer, display, keypad and GSM/GPRS module. EXIO® reads and processes 2-D symbologies such as Data Matrix from mobile phone displays as well as printed 1-D barcodes. Utilizing a high-speed Digital Signal Processor (DSP) and a high-resolution camera, EXIO® automatically recognizes 2-D codes such as Data Matrix, sent as MMS (Multimedia Message Service), EMS (Enhanced Message Service) or Picture Message (Smart Message) to any compatible mobile phone.

•
MD-20 – is a high-performance OEM code reader providing unparalleled flexibility in scanning 2-D symbologies such as Data Matrix from mobile phone displays as well as printed 1-D barcodes. Because of its compact size, speed and flexibility, MD-20 is the ideal high-performance fixed-position 2-D code reader for a wide range of applications where mobile code reading, mobile couponing, mobile ticketing and mobile marketing are required, thus enabling the phone to be used as the single universal mobile device.

•
Lavasphere – comprising low-footprint algorithms, the Lavasphere technology enables mobile devices with integrated cameras to read Data Matrix codes and a variety of other 2-D symbologies as well as 1-D barcodes. Designed to be embedded directly into mobile devices, the Lavasphere technology is primarily targeted at mobile phone manufacturers and vendors ambitious to add extra value to their camera-enabled mobile devices and therefore boost their usability.

•
Link Manager – is a web-based tool for creating and linking codes and keywords that act as the resolution service for its codes. The program allows users to link commercial codes (UPC, EAN, and ISBN), keywords (words, phrases, brand names, etc.) and also supports custom codes. The manager program offers a customizable feature that uses rules to deliver content based on preferences including language, gender, age, and location. Link Manager offers robust logging and reporting that allows users to receive results on code usage, handsets usage, and frequency.

•
Gavitec MSS – Gavitec’s “Modular Solution Server” provides a full range of services from concept development, product design, customized hardware and software components, to support, consulting and implementation. MSS is a completely stand-alone system supporting 3rd party ticketing/couponing systems and databases as well as adding all missing components to existing mobile systems essential for the successful completion and fulfillment of mobile applications. Based on our customers’ needs and requirements, we believe that we provide the best solution –

o	Integrating 3rd party ticketing and couponing systems,

o	Providing marketing database and our own coupon system,

o	Encrypting and sending codes to mobile phones,

o	Decrypting and analyzing code contents,

o	Enabling customer’s own coupon and ticket configuration,

o	Supplying statistics and information on mobile activities, and

o	Implementing and delivering customized hard and software solutions.

•
MaxiCode Encoder – our MaxiCode Encoder creates symbols in the print stream of choice, ranging from PC to midrange and mainframe platforms. MaxiCode is a 2-D symbology which can encode about 100 characters of data in an area of one square inch. One of MaxiCode’s key features is that it can be located and read at high speeds in a large field of view. Because of these unique features, it has been adopted as the standard symbology for high-speed sorting by UPS.

•
PDF417 – our Portable Date File 417 (PDF417) Encoder creates bar code print streams for desktop, mid-range and mainframe platforms. PDF417 is a high-capacity 2-D barcode capable of storing any binary or textual information. Industry applications for PDF417 include driver’s licenses, ID cards, EDI, insurance cards and any other situation in which a large amount of machine-readable data must be printed in a small area.

•
WISP – Wang Interchange Source Processor (WISP) is an integrated set of utilities that facilitates the complete migration of Wang VS COBOL applications to the open systems and internet-ready world of UNIX or Windows NT. WISP provides the added flexibility of maintaining source files on the Wang VS system and migrating them to the target system as needed.

Sales, Marketing and Distribution Relationships

We have worked to establish a global network of direct salespeople, affiliates and business development personnel to market, upsell and cross-sell our suite of products and services. Our target markets cross a number of geographic regions including: the U.S., the U.K., Western Europe, the Middle East and Asia/Pacific.

Data Centers

As of December 31, 2007, we do not own any data centers. We have servers located in a data center in Miami where our network infrastructure is supported by an outside vendor.

Proprietary Technology

Many of the products we sell to our customers rely on hardware and software technologies provided to us by third parties under license. Certain of our products and services combine these third party technologies with technologies that are proprietary to us. Our proprietary technology may be protected by patent law, copyright law, trade secret law and other forms of intellectual property protection. Our proprietary technology includes technologies that enable us to automate a number of back-end functions and technologies that allow customers to order, change and manage their accounts easily without technical expertise. Some of our proprietary technologies are unique and may not legally be utilized by competitors without a license from us. Although we believe that our suite of proprietary technologies offers customers significant benefits, we do not believe that our proprietary technologies are sufficient to deter competitors from providing competing products and services.

International Revenue

Our international revenues totaled $1.3 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively. International revenues are denominated and paid primarily in Euros and represent revenues from international customers generated and supported in Germany, where our Gavitec business unit is located.

Competition

We believe we have positioned ourselves to compete as a global leader in mobile marketing solutions. However, within the mobile marketing industry there are a number of competitors, many of which are just beginning to appear, who offer parts of the mobile marketing equation. In general, due to the relative immaturity of the mobile marketing industry, small players have sprung up offering very specialized products and services.

As the mobile marketing industry matures, we expect consolidation as industry leaders emerge. Moreover, we believe we are well positioned at the onset due to our intellectual property, including many patents, on which our products and services are based. We expect that our intellectual property will serve as a competitive advantage as this market matures.

Intellectual Property

We rely on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in our services. As of December 31, 2007, we owned sixteen (16) issued U.S. patents and fourteen (14) patents issued by foreign governments. Our patents cover core concepts behind our techniques for linking the physical world to the electronic world. These patents cover various linkage methods including barcodes, RF/ID, Mag Stripe, Voice and other machine readable and keyed entry identifiers.

We have licensed our patents to, or settled patent-related lawsuits with Digital:Convergence, A.T. Cross Company, Symbol Technologies, Brandkey Systems Corporation, Virgin Entertainment Group, and AirClic, Inc. We are in discussions with other companies with regard to the licensing of our patents. However, there can be no guarantee that any of these discussions will result in future revenues.

We have ongoing relationships with several law firms specializing in intellectual property licensing and litigation. These firms assist us in seeking out potential licensees of our intellectual property portfolio, including any resulting litigation.

We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to us. We have also entered into nondisclosure agreements with our suppliers, distributors and some customers in order to limit access to and disclosure of our proprietary information. Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps we have taken to protect our intellectual property can ensure that others will not use our technology, or that others will not develop similar technologies.

We license, or lease from others, many technologies used in our services. We expect that we and our customers could be subject to third-party infringement claims as the number of competitors grows. Although we do not believe that our technologies or services infringe the proprietary rights of any third parties, we cannot ensure that third parties will not assert claims against us in the future or that these claims will not be successful.

Periodically, we may be made aware that technology we have used in our operations may have infringed intellectual property rights held by others. We will evaluate all such claims and, if necessary and appropriate, seek to obtain licenses for the use of such technology. If we or our suppliers are unable to obtain licenses necessary to use intellectual property in our operations, we may be legally liable to the owner of such intellectual property. Moreover, even in those instances where we are justified in denying claims that we have infringed on the intellectual property rights of others, we may nonetheless be forced to defend or settle legal actions taken against us relating to allegedly protected technology, and such legal actions may require us to expend substantial funds. See “Item 1A Risk Factors – We may be unable to protect our intellectual property rights and may be liable for infringing the intellectual property rights of others.”

Government Regulation

Existing or future legislation could limit the growth or use of the internet, which would curtail our revenue growth. Statutes and regulations directly applicable to internet communications, commerce and advertising are becoming more prevalent. Congress has passed laws regarding children’s online privacy, copyrights and taxation. The law remains largely unsettled even in areas where there has been legislative action. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the internet, e-commerce, m-commerce and online advertising. In addition, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad.

Certain of our proprietary technology allow for the storage of demographic data from our users. In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding internet users. This directive may limit our ability to collect and use information collected by our technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain internet companies of personal information. We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

Employees

As of December 31, 2007, we had twenty-five (25) employees, including twelve (12) employees located at our headquarters in Atlanta, Georgia, and thirteen (13) employees at our Aachen, Germany office. None of our employees are represented by a labor union or bound by a collective bargaining agreement. We believe that our employee relations are good.

Environmental Regulations

Some risks of costs and liabilities related to environmental matters were inherent in our discontinued operations, as with many similar businesses, and our operations are subject to certain federal, state, and local environmental regulatory requirements relating to environmental and waste management. In connection with our discontinued operations, we periodically generated and handled limited amounts of materials that were considered hazardous waste under applicable law. We contracted for the off-site disposal of these materials. We believe we have operated in compliance with applicable environmental regulations related to these materials as of December 31, 2007.

ITEM 1A.	Risk factors

You should carefully consider the following factors and all other information contained in this Form 10-K before you make any investment decisions with respect to our securities. The risks and uncertainties described below may not be the only risks we face.

Risks Related to Our Business

We have incurred losses since inception and could incur losses in the future, and we have a substantial accumulated deficit and a substantial working capital deficit, which means that we may not be able to continue operations.

We have incurred substantial operating losses since inception, and could continue to incur substantial losses for the foreseeable future. To succeed, we must develop new client and customer relationships and substantially increase our revenue derived from improved products and additional value-added services. We have expended, and to the extent we have available financing, we intend to continue to expend, substantial resources to develop and improve our products, increase our value-added services and to market our products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue. As a result, we may not be able to achieve or sustain profitability. A number of factors could increase our operating expenses, such as:

•	adapting corporate infrastructure and administrative resources to accommodate additional customers and future growth;

•	developing products, distribution, marketing, and management for the broadest-possible market;

•	broadening customer technical support capabilities;

•	developing or acquiring new products and associated technical infrastructure;

•	developing additional indirect distribution partners;

•	increased costs from third party service providers;

•	improving data security features; and

•	legal fees and settlements associated with litigation and contingencies.

To the extent that increases in operating expenses are not offset by increases in revenues, operating losses will increase.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended December 31, 2007 and 2006 was $40.6 million and $68.4 million, respectively. Net cash used for operations was $8.3 million and $9.6 million for the years ended December 31, 2007 and 2006, respectively. We also have an accumulated deficit of $201.6 million and a working capital deficit of $85.5 million as of December 31, 2007.

We have an obligation as of December 31, 2007 of $4.5 million relating to purchase price guarantee associated with our acquisition of 12Snap.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We will need to raise additional funds to continue our operations.

We had cash balances of $1.4 million as of December 31, 2007. Additionally, during January 2008 we sold our remaining ten percent (10%) ownership interest in 12Snap resulting in net cash to us of $0.8 million. In order to satisfy our obligations that are currently due and that will come due, and maintain our operations in the absence of a material increase in revenues, we will need to raise additional cash from outside sources.

In the event that i) our stock price does not increase to levels where we can force exercise of enough of our outstanding warrants to generate material operating capital, ii) the market for our stock will not support the sale of shares underlying such warrants or other funding sources, or iii) we do not realize a material increase in revenue during the next twelve (12) months, we will have to seek additional cash sources.

There can be no assurances that such funding sources will be available. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would be forced to attempt to reduce costs and adjust our business plan, and could be forced to sell certain of our assets, including but not limited to, our remaining subsidiaries and curtail or cease our operations.

Our management and Board of Directors may be unable to execute their plans to turn around the Company, grow our revenues and achieve profitability and positive cash flows.

In February 2007 we added George O’Leary to our Board of Directors. In June 2007, the previous CEO was replaced by William J. Hoffman as Chief Executive Officer, and since that time we have also added several key executives to our management team. If our new CEO is unable to attract and retain management to execute our plans, or if management and the Board of Directors are unable to execute those plans, then we may fail to grow our revenues, contain costs and achieve profitability and positive cash flows.

Because our historical financial information is not representative of our future results, investors and analysts will have difficulty analyzing our future earnings potential.

Because we have grown through acquisitions and our past operating results reflect the costs of integrating these acquisitions, as well as revenues from operations which have now been sold, historical results are not representative of future expected operating results. We have recognized very sizable charges and expenditures in the past for impairment charges and discontinued operations. Because these items are not recurring, it is more difficult for investors to predict future results.

We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have identified five (5) material weaknesses in our internal control as of December 31, 2007. These matters and our efforts regarding remediation of these matters, as well as efforts regarding internal controls generally are discussed in detail in Part II, Item 9A(T), Controls and Procedures, of this Annual Report on Form 10-K.  However, as our material weaknesses in our internal controls demonstrate, we cannot be certain that the remedial measures we have taken to date will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future, in addition to those identified as of December 31, 2007. Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We have guaranteed the value of stock issued in connection with prior-year mergers through the registration of the shares, which could result in a material cash liability.

Pursuant to the terms of the merger agreement with 12Snap, we were obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price the shares were valued for purposes of the merger agreement. At the time the shares became saleable, such obligation amounted to $16.2 million.

On March 19, 2007, we issued 197,620,948 shares valued at $9.4 million as partial settlement of the $16.2 million obligation, leaving a balance of $6.8 million after the stock payment. Also during 2007, we made payments of $0.5 million and negotiated a reduction of $1.76 million in the obligation, leaving a balance at year-end of $4.5 million in purchase price guarantees, the entire balance of which is currently due and payable.

All of our assets are pledged to secure certain debt obligations, which we could fail to repay and could result in the foreclosure upon our assets.

Pursuant to our secured convertible debentures issued to YA Global Investments, LP (fka Cornell Capital Partners LP and herewith “Yorkville”), in the principal amounts of $7.5 million, $5.0 million, $2.5 million and $1.8 million, dated March 27, 2007, August 24, 2006, December 29, 2006 and August 24, 2007, respectively, we were required to secure the convertible debentures’ repayment with substantially all of our assets. In the event we are unable to repay the secured convertible debentures, we could lose all of our assets and be forced to cease our operations. As of December 31, 2006, we were in default of the Investor Registration Rights Agreement pursuant to the August 24, 2006 and December 29, 2006 Agreements and as a result, the full fair value of the secured convertible debentures are callable in the amount of $5 million and $2.5 million, respectively, and Yorkville could foreclose on our assets if we are unable to pay these amounts. Prior to the default, we were accreting dividends on the Series C convertible preferred stock, using the effective interest method, through periodic charges to additional paid in capital. Due to the default status, we accreted dividends to the full face value as of December 31, 2006 of the Series C convertible preferred stock, resulting in an additional charge of $18.2 million to net loss attributable to common shareholders for the year ended December 31, 2006. The Series C convertible preferred stock is now reported as demand debt in the current liabilities section of the balance sheet, pursuant to the guidance outlined in FAS 150.

There is limited information upon which investors can evaluate our business because the physical-world-to-internet market has existed for only a short period of time.

The physical-world-to-internet market in which we operate is a recently developed market. Further, we have conducted operations in this market only since March 1996. Consequently, we have a relatively limited operating history upon which an investor may base an evaluation of our primary business and determine our prospects for achieving our intended business objectives. To date, we have had limited sales of our physical-world-to-internet products. We are prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in our business plan. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history in our primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in new and rapidly evolving markets, such as the physical-world-to-internet space. To address these risks, we must, among other things:

•	maintain and increase our client base;

•	implement and successfully execute our business and marketing strategy;

•	continue to develop and upgrade our products;

•	continually update and improve service offerings and features;

•	respond to industry and competitive developments; and

•	attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business, prospects, financial condition, and results of operations would be materially and adversely affected.

Our future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.

Rapid technological change and frequent new product introductions are typical for the markets we serve. Our future success will depend in large part on continuous, timely development and introduction of new products that address evolving market requirements. To the extent that we fail to introduce new and innovative products, we may lose market share to our competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially and adversely affect our business.

Our common stock is deemed to be “Penny Stock” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

Existing shareholders will experience significant dilution when certain investors convert their preferred stock to common stock, convert outstanding convertible debentures or when the investors exercise their warrants and receive common stock shares under the investment agreement with the investors.

The issuance of shares of common stock pursuant to the conversion of Series C convertible preferred stock, the conversion of convertible debentures or the exercise of warrants pursuant to our transactions with Yorkville will have a dilutive impact on our stockholders. As a result, our net income or loss per share could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price is, the more shares of common stock we will have to issue pursuant to the conversion of preferred stock or the convertible debentures.  If our stock price is lower, then existing stockholders would experience greater dilution.

Due to accounting treatment of certain convertible preferred stock and convertible debenture instruments issued by us, a fluctuation in our stock price could have a material impact on our results of operations.

During the year ended December 31, 2007, we recognized a loss in the amount of $7.6 million resulting from adjustments recorded to reflect the change in fair value from revaluation of warrants and embedded conversion features in connection with our Series C convertible preferred stock and our convertible debentures. We will adjust the carrying value of our derivative instruments to market at each balance sheet date. As a result, we could experience significant fluctuations in our net income (loss) in future periods from such charges based on corresponding movement in our share price.

We are uncertain of the success of our mobile business and the failure of this business would negatively affect the price of our stock.

We provide products and services that provide a link from physical objects, including printed material, to the mobile internet. We can provide no assurance that:

•	our mobile business unit will ever achieve profitability;

•	our current product offerings will not be adversely affected by the focusing of our resources on the physical-world-to-internet space; or

•	the products we develop will obtain market acceptance.

In the event that our mobile business unit should never achieve profitability, that our current product offerings should so suffer, or that our products fail to obtain market acceptance, our business, prospects, financial condition, and results of operations would be materially adversely affected.

A large percentage of our assets are intangible assets, which will have little or no value if our operations are unsuccessful.

At December 31, 2007, approximately seventy (70%) of our total assets used in continuing operations were intangible assets and goodwill, consisting primarily of rights related to our patents, other intellectual property, and excess of purchase price over fair market value paid for Gavitec. If our operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of our stock and the ability of our stockholders to recoup their investments in our stock.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on results of operations.

Certain of our emerging products and services have limited history and may not result in success.

To date, we have conducted limited marketing efforts directly relating to our emerging technology products, consisting primarily of the NeoReaderTM suite of products, and certain products of Gavitec. Many of our marketing efforts with respect to these emerging technologies have been largely untested in the marketplace, and may not result in materially increased sales of these emerging products and services. To penetrate the emerging markets in which we compete, we expect that we will have to exert significant efforts to create awareness of, and demand for, our emerging products and services. To the extent funding is available, we intend to continue to expand our sales and marketing resources as the market continues to mature. Our failure to further develop our sales and marketing capabilities and successfully market our emerging products and services would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our internally developed systems are inefficient and may put us at a competitive disadvantage.

We use internally developed technologies for a portion of our systems integration services, as well as the technologies required to interconnect our clients’ and customers’ physical-world-to-internet systems and hardware with our own. As we develop these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems are inefficient and require a significant amount of customization. Such client and customer-specific customization is time consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems.

We could fail to attract or retain key personnel, which could have a materially adverse effect on our business.

Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management, creative, technical, and sales personnel. Competition is intense for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. Our failure to attract and retain qualified personnel could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may be unsuccessful in integrating our Gavitec acquisition with our current business, which could have a materially adverse effect on our business.

The success of the acquisition of Gavitec could depend on the ability of our executive management to integrate the business plan of Gavitec with our overall business plan. Failure to properly integrate the business could have a material adverse effect on the expected revenue and operations of the acquisition, as well as the expected return on investment for us. We acquired Gavitec during the first quarter of 2006, when we also acquired four other businesses – Mobot, Sponge, 12Snap and NeoMedia Telecom Services, each of which have been subsequently divested, less than two (2) years after acquisition. As a result of these divestitures, we have experienced a substantial decrease in revenues, operating losses and consolidated assets in the current year as compared to the prior year. For the year ended December 31, 2007, Gavitec accounted for approximately seventy-one percent (71%) of our consolidated revenues, and approximately one percent (1%) of our consolidated net loss. In addition, Gavitec assets represented approximately five percent (5%) of our consolidated assets as of December 31, 2007.

We may be unable to protect our intellectual property rights and may be liable for infringing the intellectual property rights of others, which could have a materially adverse effect on our business.

Our success in the physical-world-to-internet market is dependent upon our proprietary technology, including patents and other intellectual property, and on the ability to protect proprietary technology and other intellectual property rights. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also intend to rely upon unpatented trade secrets and the know-how and expertise of our employees, as well as our patents. To protect our proprietary technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. Although we believe that we have taken appropriate steps to protect our unpatented proprietary rights, including requiring that our employees and third parties who are granted access to our proprietary technology enter into confidentiality agreements, we can provide no assurance that these measures will be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to ours.

We license from third parties certain software tools that are included in our services and products. If any of these licenses were terminated, we could be required to seek licenses for similar software from other third parties or develop these tools internally. We may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all. Companies participating in the software and internet technology industries are frequently involved in disputes relating to intellectual property. We may in the future be required to defend our intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or to defend against third party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to, and a diversion of resources by us. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms or at all, and we may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We are exposed to product liability claims and an uninsured claim could have a material adverse effect on our business, prospects, financial condition, and results of operations, as well as the value of our stock.

Many of our projects are critical to the operations of our clients’ businesses. Any failure in a client’s information system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. We could, therefore, be subject to claims in connection with the products and services that we sell. We currently maintain product liability insurance. There can be no assurance that:

•	We have contractually limited our liability for such claims adequately or at all; or

•	We would have sufficient resources to satisfy any liability resulting from any such claim.

The successful assertion of one or more large claims against us could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We utilize data centers maintained by third parties, which could affect our ability to support our customers or financial performance.

Many of the network services and computer servers utilized by us in our provision of services to customers are housed in data centers owned by third-party vendors. In the future, we may house additional servers and hardware items in facilities owned or operated by other vendors.

A disruption in the ability of one of these data centers to provide service to us could cause a disruption in service to our customers. A data center could be disrupted in its operations through a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although we believe we have taken adequate steps to protect our operations through our contractual arrangements with our data centers, we cannot eliminate the risk of a disruption in service resulting from the accidental or intentional disruption in service by a date center. Any significant disruption could cause significant harm to us, including a significant loss of customers. In addition, a data center could raise its prices or otherwise change its terms and conditions in a way that adversely affects our ability to support our customers or financial performance.

We will not pay cash dividends and investors may have to sell their shares in order to realize their investment.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and marketing of our products and services. As a result, investors may have to sell their shares of common stock to realize their investment.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a premium to the then-current market price.

Some of the provisions of our Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, our Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”. The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us. The stockholders rights plan was not adopted in response to any effort to acquire control of us at the time of adoption. This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us. Certain of our principal stockholders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

In addition, our Certificate of Incorporation authorizes our Board of Directors to designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by stockholders, and may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, redemption rights, and sinking fund provisions.

We are authorized to issue a total of 25 million shares of Preferred Stock, par value $0.01 per share. The issuance of any preferred stock could have a material adverse effect on the rights of holders of our common stock, and, therefore, could reduce the value of shares of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of our Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in our control.

Risks Relating To Our Industry

The security of the internet poses risks to the success of our entire business.

Concerns over the security of the internet and other electronic transactions, and the privacy of consumers and merchants, may inhibit the growth of the internet and other online services generally, especially as a means of conducting commercial transactions, which may have a material adverse effect on our physical-world-to-internet business.

We will only be able to execute our physical-world-to-internet business plan if internet usage and electronic commerce continue to grow.

Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the internet and camera devices on mobile telephones. If use of the internet and camera devices on mobile telephones does not continue to grow or grows more slowly than expected, or if the infrastructure for the internet and camera devices on mobile telephones does not effectively support the growth that may occur, or does not become a viable commercial marketplace, our physical-world-to-internet business, and therefore our business, prospects, financial condition, and results of operations, could be materially adversely affected. Rapid growth in the use of, and interest in, the internet and camera devices on mobile telephones is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use mobile telephones as a medium of information retrieval or commerce. Demand and market acceptance for recently introduced services and products over the mobile internet are subject to a high level of uncertainty, and few services and products have generated profits. For us to be successful, consumers and businesses must be willing to accept and use novel and cost efficient ways of conducting business and exchanging information.

In addition, the public in general may not accept the use of the internet and camera devices on mobile telephones as a viable commercial or information marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that mobile phone internet usage continues to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the mobile internet may be unable to support the demands placed upon them. In addition, the mobile internet and mobile interactivity could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of mobile internet activity, or due to increased governmental regulation. Significant issues concerning the commercial and informational use of the mobile internet, and online network technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of internet business solutions that utilize these technologies. Changes in, or insufficient availability of, telecommunications services to support the internet, the web or other online services also could result in slower response times and adversely affect usage of the internet, the web and other online networks generally and our physical-world-to-internet product and networks in particular.

We may not be able to adapt as the internet, physical-world-to-internet, and customer demands continue to evolve.

We may not be able to adapt as the mobile internet and physical-world-to-internet markets and consumer demands continue to evolve. Our failure to respond in a timely manner to changing market conditions or client requirements would have a material adverse effect on our business, prospects, financial condition, and results of operations. The mobile internet and physical-world-to-internet markets are characterized by:

•	rapid technological change;

•	changes in user and customer requirements and preferences;

•	frequent new product and service introductions embodying new technologies; and

•	the emergence of new industry standards and practices that could render proprietary technology and hardware and software infrastructure obsolete.

Our success will depend, in part, on our ability to:

•	enhance and improve the responsiveness and functionality of our products and services;

•	license or develop technologies useful in our business on a timely basis;

•	enhance our existing services, and develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective or current customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We may not be able to compete effectively in markets where our competitors have more resources.

While the market for physical-world-to-internet technology is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We believe that competition will intensify and increase in the near future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Some of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do. We may not successfully compete in any market in which we conduct or may conduct operations. We may not be able to penetrate markets or market our products as effectively as our better-funded more-established competitors.

In the future, there could be government regulations and legal uncertainties which could harm our business.

Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and other online services, could have a material adverse effect on our business, prospects, financial condition, and results of operations. Due to the increasing popularity and use of the internet, the web and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the internet or other online services covering issues such as taxation, user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the internet, the Web or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the internet, the Web and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively.

Certain of our proprietary technology allow for the storage of demographic data from our users. In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding internet users. This directive may limit our ability to collect and use information collected by our technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain internet companies of personal information. We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

ITEM 1B.	Unresolved staff comments

None.

ITEM 2.	Properties

As of December 31, 2007, we had leases on three facilities, including our corporate headquarters in Atlanta, Georgia, our Gavitec office in Aachen, Germany, and a facility that previously housed the operations of AutoXperience in Fort Myers, Florida.

Our principal executive, development and administrative office is located in Atlanta, Georgia. We occupy approximately 10,025 square feet under the terms of a written lease from an unaffiliated party which expires on September 29, 2011, with monthly rent totaling approximately $11,250.

Our Gavitec subsidiary is operated from a facility in Aachen, Germany, where approximately 4,400 square feet are leased under the terms of a written lease which expires on September 30, 2008, with monthly rent totaling approximately $6,000.

Our former AutoXperience operation in Fort Myers, Florida was housed in a leased facility of approximately 10,600 square feet under the terms of a written lease from an unaffiliated party that expired on February 28, 2008. The monthly rent was approximately $9,000. Because we ceased operations of the AutoXperience business unit on November 30, 2007, we did not renew this lease.

ITEM 3.	Legal proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions could have a material adverse effect on our financial position or operating results.

Scanbuy, Inc. – On January 23, 2004, we filed suit against Scanbuy, Inc. (“Scanbuy”) in the Northern District of Illinois, claiming that Scanbuy has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing our patents.  The complaint stated that on information and belief, Scanbuy had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement and continue to engage in acts of infringement of the patents-in-suit.  On April 15, 2004, the court dismissed the suits against Scanbuy for lack of personal jurisdiction.

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer and affirmative defenses on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Discovery is ongoing.

ITEM 4.	Submission of matters to a vote of security holders

None.

PART II

ITEM 5.	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Market Information

Our common shares trade on the Over-the-counter Bulletin Board (“OTCBB”) under the symbol “NEOM.” As of December 31, 2007, we had 1,022,144,424 common shares outstanding.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the Over-the-counter Bulletin Board:

	2007		2006
	High	Low	High	Low
First quarter	$0.06	$0.04	$0.42	$0.29
Second quarter	$0.07	$0.03	$0.32	$0.20
Third quarter	$0.03	$0.02	$0.23	$0.11
Fourth quarter	$0.03	$0.01	$0.12	$0.05

The following table presents certain information with respect to our equity compensation plans as of December 31, 2007:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	115,511,747	$0.05	67,002,356

Equity compensation plans not approved by security holders	-	-	-

Total	115,511,747	$0.05	67,002,356

Performance Graph

Not required for Smaller Reporting Company.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 17, 2007, we issued 820,313 shares of common stock to Corporate Resources, Inc. as partial payment against a placement fee incurred in filling a management position with us. The shares were valued at $0.016 per share, which was the fair value at the time of issuance.

On October 2, 2007, we issued 264,753 shares of common stock to SKS Consulting of South Florida Corp. (“SKS”) as partial payment against the consulting agreement we have with SKS. The shares were valued at $0.019 per share, which was the fair value at the time of issuance.

On July 20, 2007, we issued 517,415 shares of common stock to SKS Consulting of South Florida Corp. (“SKS”) as partial payment against the consulting agreement we have with SKS. The shares were valued at $0.0251 per share, which was the fair value at the time of issuance.

On March 19, 2007, we issued 197,620,948 shares of common stock to the former 12Snap shareholders as partial payment against the purchase price protection clause of the original sale and purchase agreement between the former 12Snap shareholders and us. The shares were valued at $0.045 per share, which was the fair value at the time of issuance.

On March 1, 2007, we issued 61 million shares of common stock to the former Gavitec shareholders as partial payment against the purchase price protection clause of the original sale and purchase agreement between the former Gavitec shareholders and us. The shares were valued at $0.053 per share, which was the fair value at the time of issuance.

We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506, which cover “transactions by an issuer not involving any public offering” to issue securities discussed above without registration under the Securities Act. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by us, after approval by our legal counsel. We believe that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. We also believe that the investors had access to the same type of information as would be contained in a registration statement.

Holders of Record

On February 1, 2008 the closing price of our common stock as reported on the OTCBB was $0.0096 per share and there were approximately 11,650 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not declared or paid any cash dividends and do not foresee paying any cash dividends in the foreseeable future.

ITEM 6.	Selected financial data

Not required for Smaller Reporting Company.

ITEM 7.	Management‘s discussion and analysis of financial condition and results of operations

Overview

NeoMedia provides internet advertising solutions using wireless technologies to connect traditional print and broadcast media companies to active mobile content. Using camera-enabled mobile phones, barcode-reading software (NeoReaderTM), and an interoperable billing, clearing and settlement infrastructure (NeoServer-OMS/OMI), we embrace open standards, full interoperability, and are barcode symbology agnostic.

Our mobile phone technology, NeoReaderTM, reads and transmits data from 1-D, and 2-D barcodes to its intended destination. Our Optical Messaging and Interchange platforms (OMS and OMI) create, connect, record, and transmit the transactions embedded in the 1-D and 2-D barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably. We provide the industrial and carrier-grade infrastructure to enable reliable, scalable, and billable commerce. To provide a robust high-performance infrastructure for the processing of optical codes, we extend our offering with the award winning Gavitec technology. Gavitec’s Mobile Ticketing and Couponing solutions allow users to enter information and opt-in to initiate mobile transactions.

The Board of Directors recruited William J. Hoffman to join us as Chief Executive Officer and Chairman of the Board in June 2007. In addition to Mr. Hoffman, we added George O’Leary to our Board of Directors in February 2007. In late 2006, our senior management team began implementing a new strategic direction that focuses our resources on our code reading business and related intellectual property. One of the first steps of implementing this strategy was our decision to divest all non-core business units. Consequently, we sold our Sponge and Mobot business units during the fourth quarter of 2006, and we sold the 12Snap business unit in April 2007, we sold our Telecom Services business unit in October 2007, and sold our Micro Paint Repair business unit in November 2007.

By shifting to a business model that focuses on our code-reading business and related intellectual property, we are able to concentrate our management and financial resources on the area that our management believes will deliver the most value. A major goal of ours is to provide the industrial and carrier-grade infrastructure to enable reliable, scalable and billable commerce that is customer-focused and drives revenue growth.

The proceeds received from the sale of our non-core business units have been used to continue with the development of our code-reading business.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations has been prepared by management based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We consider the following accounting policies important in understanding the operating results and financial conditions of NeoMedia. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods.

•
Intangible Asset Valuation – The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the weighted-average probability method outlined in FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

According to FAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

o	A significant decrease in the market price of the asset

o	A significant adverse change in the extent or manner in which the asset is being used, or in its physical condition

o	A significant adverse change in legal factors or in the business climate that could affect the value of the asset, including an adverse action or assessment by a regulator

o	An accumulation of costs significantly in excess of the amount originally expected

o
A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the asset

o	A current expectation that, more likely than not, the asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We follow the two-step process outlined in FAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. In such instances, we use a discount rate equal to the yield on zero-coupon treasury instruments with a life equal to expected life of the assets being tested.

•
Financial Instruments and Concentrations of Credit Risk – Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financing. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible preferred stock and convertible debentures is estimated on December 31, 2007 to be approximately $20 million and $30.7 million, respectively.

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments arising from the issuance of convertible financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, equivalent volatility and conversion/redemption privileges that are necessary to value these complex derivatives.

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

We utilize various types of financing to fund our business needs, including convertible preferred stock, convertible debentures, and other instruments indexed to our own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19 we update the fair value of these derivative components at each reporting period.

•
Revenue Recognition – We derive revenues from the following sources:  (1) license revenues relating to patents and internally-developed software, and (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation.

o
Technology license fees, including Intellectual Property licenses, represent revenue from the licensing of our proprietary software tools and applications products.  We license our development tools and application products pursuant to non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by American Institute of Certified Public Accountants  (“AICPA”)  Statement of Position 97-2 “Software Revenue  Recognition” (“SOP 97-2”), as amended, and Statement of Position 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions”.  License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable.  We defer revenue related to license fees for which amounts have been collected but for which revenue has not been recognized in accordance with the above, and recognize the revenue over the appropriate period.

o
Technology service and product revenue, which includes sales of software and technology equipment and service fees is recognized based on guidance provided in SAB 104, “Revenue Recognition in Financial Statements” as amended.  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract. Our subsidiary Gavitec follows this policy. We defer revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

•
Valuation of Accounts Receivable – Judgment is required when we assess the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit-worthiness of customers. If the financial condition of our customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance. Each month we assess the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. We believe that the current allowance for doubtful accounts receivable is adequate to cover the expected level of uncollectible accounts receivable as of the balance sheet date. For the years ended December 31, 2007 and 2006, our bad debt expense was $78,000 and $60,000, respectively.

•
Inventory – Inventories are stated at lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-moving and ongoing products and maintain a reserve for slow-moving and obsolete inventory as well as related disposal costs. As of December 31, 2007 and 2006, we recorded a reserve for inventory shrinkage and obsolescence of $80,000 and $53,000, respectively.

•
Stock-based Compensation – Effective January 1, 2006, we record stock-based compensation in accordance with FAS 123(R), “Share-Based Payment”, which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. We apply the Black-Sholes-Merton option pricing model and recognize compensation cost on a straight-line basis over the vesting periods for the awards. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.

While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates. We use an expected stock-price volatility assumption that is based on historical volatilities of our stock, and estimate the forfeiture rates and option life based on historical data of prior options. Because these assumptions are based on historical information, actual future expenses may differ materially from the current estimates which are based on these assumptions.

•
Contingencies – We are subject to proceedings, lawsuits and other claims related to lawsuits and other regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses. A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue. We generally accrue attorney fees and interest in addition to an estimate of the expected liability. We consult with legal counsel and other experts where necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•
Income Tax Valuation Allowance – Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. We have recorded a 100% valuation allowance as December 31, 2007 and 2006.

•
Foreign Currency Translation – the U.S. dollar is the functional currency of our operations, except for our operations at Gavitec, which use the Euro as their functional currency. Foreign currency transaction gains and losses are reflected in income. Translation gains and losses of our operations that do not use the U.S. dollar as the functional currency are included in the consolidated balance sheets as “Accumulated other comprehensive income (loss).”

•
Income taxes - In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have any impact on the result of operations, financial condition or liquidity. See Note 12, “Income Taxes” in “Notes to Consolidated Financial Statements” for further discussion on the impact of FIN 48 on our financial statements.

Discontinued Operations

Our consolidated financial information presents the net effect of discontinued operations for all periods presented separate from the results our continuing operations in accordance with SFAS 144.

AutoXperience

As of November 30, 2007, we discontinued the operations of AutoXperience, which was accounted for as discontinued operations in accordance with FAS 144. We retained all liabilities of AutoXperience, including, for example, liabilities for taxes arising prior to the closing of the business, employee termination and related expenses, and any contingent liabilities arising prior to the closing date.

During the current year ended December 31, 2007, we recognized a loss of $0.9 million from discontinued operations related to AutoXperience. During the year ended December 31, 2006 we recognized a loss from operations of $2.3 million from discontinued operations related to AutoXperience.

NeoMedia Micro Paint Repair

On November 15, 2007, we entered into an Asset Purchase Agreement with Micro Paint Holdings Ltd. (“the Buyers”), pursuant to which the Buyers purchased from us all the assets of NeoMedia Micro Paint Repair, exclusive of the assets of AutoXperience. The assets sold were acquired in 2002 and were determined not to be part of our core business.

The total selling price for the assets was $2.2 million, of which $1.5 million cash and $0.2 million in stock of the Buyers was received at closing. The remaining purchase price of $0.5 million is held in escrow pending the settlement of post-closing items, which we anticipate will be settled by the end of the June 2008. At September 2007, in accordance with FAS 144, we analyzed the undiscounted cashflows from the Micro Paint asset group compared to its carrying values, and determined that an impairment of $0.6 million was required in order for the remaining carrying value of the net assets to equal the anticipated sale proceeds. The entire write-down was applied to goodwill, leaving a balance of 0.5 million in goodwill. At the time of the sale, we recognized a net loss of $0.5 million, net of transaction costs in connection with the sale, which was recorded as a loss on disposal of subsidiaries in the Consolidated Statement of Operations for the year ended December 31, 2007. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $1.4 million, consisting of $1.9 million in goodwill and other intangibles, net of amortization, $0.3 million of other assets, offset by $0.3 million of deferred revenue and $0.5 million in cumulative currency translation adjustments.

NeoMedia Telecom Services (“NTS”)

On October 30, 2007, we entered into an Asset Purchase Agreement with the former owners of NeoMedia Telecom Services, pursuant to which the former owners of NeoMedia Telecom Services purchased from us all the assets of NeoMedia Telecom Services. The assets sold were a part of the acquisition in February 2006, and were never fully integrated into our strategic plan due to a subsequent shortage of operating funds.

The total selling price for the assets was $1.4 million, less costs of sale which included 6,190,476 shares of NeoMedia stock valued at $130,000 issued as additional consideration to the buyer in the transaction. As a result of the sale, we recognized a net loss of $3.4 million, which was recorded as a loss on disposal of subsidiaries in the Consolidated Statement of Operations for the year ended December 31, 2007. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $4.5 million, consisting of $5.1 million of intangibles, net of amortization, $0.5 million in cumulative currency translation adjustments, offset by $1.1 million in other liabilities.

12Snap

On April 4, 2007, we entered into an Asset Purchase Agreement with Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to our acquisition of 12Snap, pursuant to which the Buyer purchased from us 90% of the assets of 12Snap, and we retained a 10% ownership of 12Snap, subject to an option agreement pursuant to which we had the right to sell and Buyer has the right to acquire the remaining 10% stake held by us for a purchase price of $0.8 million after December 31, 2007. We exercised this option on January 28, 2008 as described in the “Subsequent Events” section of this Annual Report on Form 10-K. The assets sold were a part of the acquisition in February 2006, and were never fully integrated into our strategic plan due to a subsequent shortage of operating funds.

At December 2006, in accordance with FAS 144, we analyzed the undiscounted cashflows from the 12Snap asset group compared to its carrying values, and determined that an impairment of $18.3 million was required in order for the remaining carrying value of the net assets to equal the anticipated sale proceeds. The entire write-down was applied to goodwill, leaving a balance of $0.1 million in goodwill. The impairment was originally recorded in continuing operations for the year ended December 31, 2006, and has been reclassified to a loss from operations of discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2006 presented herewith.

The total fair value of the proceeds received for the assets was $4.6 million, of which $1.0 million cash was paid directly to and applied to amounts owed to silent partners of 12Snap, $0.6 million cash was received by us, $1.8 million of guarantee purchase price obligations were waived, 7,750,857 shares of NeoMedia stock valued at $0.4 million was returned to us and retired, and we retained 10% ownership interest in 12Snap valued at $0.8 million. As a result of the sale, we recognized a net loss of $2.7 million, net of transaction costs in connection with the sale, which was recorded as a loss on disposal of subsidiaries in the Consolidated Statement of Operations for the year ended December 31, 2007. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $7.3 million, consisting of $5.8 million of intangibles, net of amortization and $1.5 million of other assets.

Mobot

On December 6, 2006, we entered into an Asset Purchase Agreement with FMS Group, Inc. (“FMS”), a group consisting of former shareholders of Mobot, pursuant to which FMS purchased from us all the assets of Mobot AG. The assets sold were a part of the February 2006 acquisitions, and were never fully integrated into our strategic plan due to a subsequent shortage of operating funds.

The total fair value of the proceeds received for the assets was $1.2 million, represented by 16,931 preferred shares of FMS valued at $1.9 million, offset by cash paid by NeoMedia of $0.3 million and the value of an option of $0.4 million, whereby we can redeem each preferred share of FMS received for 1,000 shares of NeoMedia common stock within 15 months of the transaction. As a result of the sale, we recognized a net loss of $4.4 million, net of transaction costs in connection with the sale, which was recorded as a loss on disposal of subsidiaries in the Consolidated Statement of Operations for the year ended December 31, 2006. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $5.6 million, consisting of $10.9 million of intangibles, net of amortization and $0.5 million of other assets, offset by $5.5 million in purchase price guarantee liability and $0.3 million in other liabilities.

Sponge

On November 14, 2006, we entered into an Asset Purchase Agreement with the former owners of Sponge AG pursuant to which the former owners of Sponge purchased from us all the assets of Sponge AG. The assets sold were a part of the February 2006 acquisitions, and were never fully integrated into our strategic plan due to a subsequent shortage of operating funds.

The total fair value of the proceeds received for the assets was cash of $0.2 million, retained common stock of Sponge valued at $1.4 million and the return of NeoMedia stock valued at $2.3 million. As a result of the sale, we recognized a net loss of $5.0 million, net of transaction costs in connection with the sale, which was recorded as a loss on disposal of subsidiaries in the Consolidated Statement of Operations for the year ended December 31, 2006. The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $8.9 million, consisting of $19.0 million of intangibles, net of amortization and $2.0 million of other assets, offset by $10.0 million in purchase price guarantee liability and by $2.1 million of other liabilities.

Results of Continuing Operations

Our consolidated financial information presents the net effect of discontinued operations separate from the results our continuing operations. Historical financial information has been reclassified to consistently separate and present the results of discontinued operations, and the discussion and analysis that follow generally focuses on continuing operations. The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations as a percentage of revenues.

	Years Ended December 31,
	2007		2006
	(in thousands)		(in thousands)
Net sales	$1,864	100.0%	$1,605	100.0%
Cost of sales	1,431	76.8%	1,285	80.1%
Gross profit	433	23.2%	320	19.9%

Sales and marketing expenses	2,582	138.5%	5,193	323.6%
General and administrative expenses	7,082	379.9%	7,475	465.7%
Research and development costs	1,857	99.6%	2,264	141.1%
Impairment Charge	3,065	164.4%	379	23.6%

OPERATING LOSS	(14,153)	-759.3%	(14,991)	-934.0%

Gain (loss) on extinguishment of debt	347	18.6%	(1,879)	-117.1%
Interest income (expense), net	(10,458)	-561.1%	(10,182)	-634.4%
Write-off of deferred equity financing costs	-	0.0%	(13,256)	-825.9%
Gain on sale of marketable securities	-	0.0%	1,103	68.7%
Gain from change in fair value of derivative financial instruments	(7,640)	-409.9%	12,677	789.8%
Repricing of warrants related to financing transactions	-	0.0%	(3,537)	-220.4%

LOSS FROM CONTINUING OPERATIONS	(31,904)	-1711.6%	(30,065)	-1873.2%

Loss per share from continuing operations - basic and diluted	($0.03)		($0.05)

The loss from continuing operations for the year ended December 31, 2007 was $31.9 million, or negative $0.03 per share basic and diluted, on revenues of $1.8 million. This compares to a loss from continuing operations for the year ended December 31, 2006 of $29.1 million, or negative $0.05 per share basic and diluted, on revenues of $1.6 million.

Revenues

	Years Ended December 31,
	2007	2006
	(in thousands)

Legacy product revenue	$456	$423
Patent licensing	85	185
Hardware sales	593	684
Lavasphere revenue	494	32
Other revenue	236	281
Total net sales	$1,864	$1,605

Year Ended December 31, 2007 Compared To the Year Ended December 31, 2006

Net sales.  Total net sales for the year ended December 31, 2007 were $1.9 million, which represented an increase of $0.3 million, or 16.1%, from $1.6 million for the year ended December 31, 2006. Net sales from our Gavitec subsidiary were $1.3 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively. Net sales for Gavitec increased by $0.4 million due primarily to revenue received from incremental orders for customized software development during the year. Net sales from legacy products and patent licensing were $0.6 million and $0.7 million for the years ended December 31, 2007 and 2006, respectively.

Cost of sales.  Cost of sales were $1.4 million for the year ended December 31, 2007 compared to $1.3 million for the year ended December 31, 2006, an increase of $0.1 million, or 11.4%.  Cost of sales for Gavitec were $0.4 million in both years ended December 31, 2007 and 2006, and amortization related to the proprietary software of Gavitec was $0.7 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. Additional costs from our NeoReaderTM and legacy software products were $0.3 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.

Gross profit.  Gross profit was $0.4 million for the year ended December 31, 2007 an increase of $0.1 million, or 35.3%, compared with gross profit of $0.3 million for the year ended December 31, 2006.  Current year gross profit is comprised of $0.9 million operational gross profit from Gavitec and $0.2 million gross profit from our NeoReaderTM and other legacy software products, offset by amortization costs of $0.7 million of intangible assets relating to the proprietary software of Gavitec.

Sales and marketing.  Sales and marketing expenses were $2.6 million for the year ended December 31, 2007, compared to $5.2 million for the year ended December 31, 2006, a decrease of $2.6 million or 50.3%. Gavitec sales and marketing expenses were $0.5 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively. Stock based compensation expense allocated to sales and marketing departments was $0.9 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively, and sales and marketing expense for our NeoReaderTM and legacy software products was $1.2 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively. Gavitec sales and marketing expenses remained consistent year over year, while the sales and marketing expenses for 2007 related to our NeoReader and legacy software products decreased by $2.1 million compared to the prior year due to scaling back our sales and marketing efforts while reorganizing our business strategy to focus on our core technology.

General and administrative.  General and administrative expenses decreased by $0.4 million, or 5.3%, to $7.1 million for the year ended December 31, 2007, compared to $7.5 million for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, stock based compensation expense was $1.6, accounting, professional, and legal services were $2.6 million and $2.8 million, labor and labor related expenses were $1.6 million and $1.9 million, office, facility and insurance expense was $1.0 million and $0.9 million, depreciation was $0.1 million and $0.08 million and general and administrative expenses at Gavitec were $0.2 million and $0.3 million. Accounting fees decreased by $0.2 million in the current year because most of the cost of implementing Sarbanes-Oxley was expensed in the prior year, however our complex structure kept our audit and accounting fees at a high level. Labor costs decreased in the current year by $0.3 million primarily due to reduced staffing associated with our alignment with the new business strategy.

Included within general and administrative are expenses related to our executives, human resources, finance and accounting, legal and information technologies.

Research and development.  During the year ended December 31, 2007, expenses for research and development were $1.9 million, a decrease of $0.4 million or 18.0% compared to $2.3 million for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, Gavitec R&D costs were $0.9 million and $0.5 million, stock based compensation allocated to R&D was $0.4 million for both years, and R&D costs related to NeoReaderTM products was $0.6 million and $1.4 million. Gavitec’s R&D spend was increased by $0.3 million due to further development of the hardware platform and increased support of handset porting for the NeoReaderTM product.

Impairment Charge. During the years ended December 31, 2007 and 2006, we incurred charges of $3.1 million and $0.4 million, respectively, to write down long-term investments to their estimated net realizable value.

Gain (loss) on extinguishment of debt. Gain on extinguishment of debt was $0.3 million during the year ended December 31, 2007 compared with a loss on extinguishment of debt of $1.9 million for the year ended December 31, 2006, an increase of $2.2 million or 118.5%. In connection with the Series C preferred stock issued and sold to Yorkville, we recognized $0.1 million gain on extinguishment of debt and $1.9 million loss on extinguishment of debt for the years ended December 31, 2007 and 2006, respectively. Additionally, in 2007 we recognized a gain on extinguishment of debt of $0.2 million related to the limitation of a previous claim from a Gavitec vendor.

Interest income (expense).  Interest expense increased by $0.3 million, or 2.7%, to $10.5 million for the year ended December 31, 2007 from $10.2 for the year ended December 31, 2006. Interest income (expense) consists of interest charges related to convertible debentures, interest accrued for creditors as part of financed purchases, past due balances and notes payable, net of interest earned on cash equivalent investments.  For the years ended December 31, 2007 and 2006, we incurred charges to write up convertible debentures to their redemption value of $10.3 million and $7.5 million, accruals for liquidated damages related to the Series C convertible preferred stock and a convertible debenture were $0 and $1.9 million, and other interest charges were $0.2 and $0.8 million, respectively.

Write-off of deferred equity financing costs. During the year ended December 31, 2006, we incurred a charge of $13.3 million to write off deferred equity financing costs related to the Standby Equity Distribution Agreement (the “2005 SEDA”).

Gain on sale of marketable securities. During the year ended December 31, 2006, we recognized a gain of $1.1 million relating to our sale of shares of iPoint-media.

Gain/loss on embedded conversion features of derivative financial instruments.  Loss from embedded conversion features of derivative financial instruments was $7.6 million for the year ended December 31, 2007, compared to a gain of $12.7 million for the year ended December 31, 2006, representing a decrease of $20.3 million or 160.3%. These gains and losses are associated with our preferred stock and convertible debenture financing.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the balance sheets included in this Annual Report on Form 10-K. The loss or gain reflects the increase or the reduction in value of the derivative liability and embedded conversion features from the inception of each financing to the respective balance sheet date.

Warrant repricing expense.  We recorded a charge resulting from repricing of warrants in the amount of $3.5 million for the year ended December 31, 2006.  The charge relates to certain warrants that were repriced in connection with convertible debenture financings in August and December 2006.

Loss from operations of discontinued operations.  For the years ended December 31, 2007 and 2006, we recognized a loss from discontinued operations of $2.1 million and $28.9 million, respectively. The operations of NMPR, 12Snap, Telecom Services, Sponge and Mobot have been classified as discontinued operations for all periods reported in this Annual Report on Form 10-K, and they have all been disposed of as of the filing date.

Loss on disposal of subsidiaries. During the year ended December 31, 2007, we recognized a loss on the disposal of our 12Snap, Telecom Services, and Micro Paint Repair subsidiaries in the amount of $6.6 million, representing the difference between the fair value of consideration received (as it was a better indicator of fair value) and the carrying value immediately prior to sale. During the year ended December 31, 2006, we recognized a loss on the disposal of our Sponge and Mobot subsidiaries in the amount of $9.4 million, representing the difference between the fair value of consideration received (as it was a better indicator of fair value) and the carrying value immediately prior to sale.

Liquidity and Capital Resources

	Years Ended December 31,
	2007	2006

Cash and cash equivalents	$$1,415	$2,813

Net cash used in operating activities	(8,268)	(9,634)
Net cash used in investing activities	(371)	(16,214)
Net cash provided by financing activities	7,283	27,276
Effect of exchange rate changes on cash from continuing operations	(42)	(319)

Net (decrease) increase in cash	$(1,398)	$1,109

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended December 31, 2007 and 2006 was $40.6 million and $68.4 million, respectively. Net cash used for operations was $8.3 million and $9.6 million for the years ended December 31, 2007 and 2006, respectively. We also have an accumulated deficit of $201.6 million and a working capital deficit of $85.5 million as of December 31, 2007.

We have an obligation as of December 31, 2007 of $4.5 million relating to purchase price guarantee associated with our acquisition of 12Snap.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We will require additional financing in order to execute our operating plan and continue as a going concern. We cannot predict whether this additional financing, if available, will be in the form of equity, debt, or another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should we be unable to continue as a going concern.

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of our marketable assets. Our plan is to secure adequate funding to bridge the commercialization of our NeoReaderTM business.

In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we will be forced to further reduce our costs, may be unable to repay our debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, if these funding sources or increased revenues and profits do not materialize, and we are unable to secure additional financing, we could be forced to reduce or cease our business operations.

2007 Summary

During the year ended December 31, 2007, we funded our liquidity requirements through a combination of cash resources, including borrowing under convertible debt instruments and notes payable, and the proceeds related to the sale of our non-core subsidiaries.

As of December 31, 2007, we had $1.4 million in cash and cash equivalents, a reduction of $1.4 million from the $2.8 million balance as of December 31, 2006.

Cash used in operating activities during the year ended December 31, 2007 was $8.3 million. Cash used in investing activities was $0.3 million. Cash provided by financing activities was $7.2 million resulting from $8.2 million from borrowing under notes payable and convertible debt instruments, offset by $1.0 million in repayments on notes payable and convertible debt instruments.

2006 Summary

During the year ended December 31, 2006, we funded our liquidity requirements by borrowing under notes payable and convertible debt instruments and with the sale of non-core subsidiaries.

Cash used in operations during the year ended December 31, 2006 was $9.6 million. Cash used in investing activities was $16.2 million, including $17.1 million paid to acquire CSI International, Mobot, Sponge, Gavitec and 12Snap, and $0.5 million advanced to HipCricket in the form of promissory notes, offset by $1.5 million in proceeds received from the sale of marketable securities.

Cash provided by financing activities during 2006 was $27.2 million, including $21.3 million from the sale of Series C convertible stock and convertible debentures, $8.4 million from the exercise of stock options and warrants, $0.2 million from the sale of our common stock, primarily under the 2003 SEDA, offset by $2.7 million in repayment of notes payable and convertible debt instruments.

Recent Events

On January 28, 2008, we exercised a put option with 12Snap whereby we sold our remaining ten percent (10%) ownership of 12Snap to Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to our acquisition of 12Snap. The option agreement gave us the right to sell and the Buyer had the right to acquire the remaining 10% stake held by us for a purchase price of $0.8 million after December 31, 2007. This resulted in $0.8 million net proceeds to us in January 2008.

Yorkville converted 100 shares, 25 shares, 50 shares and 50 shares of Series C preferred stock on February 19, 2008, March 10, 2008, March 17, 2008 and March 25, 2008, respectively. In exchange for the Series C preferred stock, we issued 10 million, 2.5 million, 5 million and 5 million shares of common stock, respectively.

As of December 31, 2007, we had a working capital deficiency of $85.5 million, of which $24.7 million relates to the fair value of derivative financial instruments. We intend to attempt to address our working capital deficiency as described in “Sources of Cash and Projected Cash Requirements” herein.

Significant Liquidity Events

12Snap Purchase Price Obligation

As of December 31, 2007, we had a recorded liability of $4.5 million relating to purchase price guarantee obligations associated with our acquisition of 12Snap. Pursuant to the terms of the acquisition, in the event that our stock price at the time the consideration shares issued in connection with the acquisition of 12Snap became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than the contractual price ($0.3956), we were obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. The shares became saleable during the first quarter of 2007. As of December 31, 2006, these liabilities were imminent and incurred beyond a reasonable doubt. As a result, we accrued the amount payable under these obligations of $16.2 million to 12Snap shareholders.

During the first quarter of 2007, we issued 197,620,948 shares of our common stock in satisfaction of $9.4 million of the 12Snap purchase price guarantee amount. The remaining balance on the purchase price obligation after this issuance was $6.8 million. As part of the sale of 12Snap back to the original owners in April 2007, we negotiated a reduction of $1.8 million of this guarantee amount. Additionally, we paid $0.5 million during the year ended December 31, 2007 to further reduce this obligation to its present balance of $4.5 million, the entire balance of which is currently due and payable.

Silent Partners

Prior to the acquisition of 12Snap by us, 12Snap entered into silent partnership debt arrangements with principal and interest totaling $4.8 million. The partnership agreements were scheduled to terminate on December 31, 2008 and 2009. However, due to the acquisition of all shares of 12Snap by us, an early termination was agreed on for the silent partnership agreements. Those silent partnerships terminated as of February 28, 2006 with the acquisition of 12Snap by us. We made payments toward the outstanding principal of $1.0 million and $2.7 million during the years ended December 2007 and 2006, respectively. The remaining balance of approximately $1.1 million was settled as part of the sale to the original owners of 12Snap on April 4, 2007.

China Order

During the fourth quarter of 2005 and first quarter of 2006, we shipped and invoiced $0.8 million of Micro Paint Repair products to Automart, a Chinese company, for which payment has not been received. The accounts receivable related to this transaction were fully reserved during the year ended December 31, 2006. Recognition of revenue on this transaction was deferred since this is a new customer in a new territory; we will recognize revenue for these shipments only if payment is received. In the absence of payment, we will not recoup our cost of goods sold which has already been paid. In our continuing collection efforts, we have found that Automart has subsequently become a party to a joint venture with Deep Field Technologies, an organization that owns 95% of the joint venture, and which was formerly listed on the OTCBB but is now delisted.

Sources of Cash and Projected Cash Requirements

We intend to attempt to fund our growth and working capital deficiencies from the following sources during 2008 and beyond:

Sale of Put Option for 12Snap. On January 28, 2008, we exercised a put option related to 12Snap whereby we sold our remaining 10% ownership of 12Snap to Bernd Michael, a private investor and former shareholder of 12Snap prior to our acquisition of 12Snap. The option agreement gave us the right to sell and the Buyer had the right to acquire the remaining 10% stake held by us for a purchase price of $0.8 million after December 31, 2007. This resulted in net proceeds of $0.8 million to us in January 2008.

Exercise of options and warrants. Yorkville currently holds warrants to purchase up to 502 million shares of our common stock at an exercise price of $0.02 per share. We can force exercise of the warrants if the closing bid price of our stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Yorkville contain a provision that, if we are in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to have shares withheld as consideration for the exercise price. In the event of such a “cashless” exercise, we would not receive any cash proceeds upon the exercise of such warrants. As of December 31, 2007, we were not in default of any of the provisions of the warrant agreement.

In addition, certain outstanding employee stock options are in-the-money and could be exercised at the holders’ discretion from time to time. As of December 31, 2007, we had 115,511,747 outstanding employee stock options, of which 23.9 million were vested and in-the-money based on the closing price on December 31, 2007 of $0.012 per share. Total potential proceeds from exercise of all in-the-money options are approximately $0.2 million.

Convertible debentures. In addition, pursuant to security agreements between us and Yorkville signed in connection with the convertible debentures, Yorkville has a security interest in all of our assets. As of December 31, 2006, we were in default of the Investor Registration Agreement pursuant to the August 24, 2006 and December 29, 2006 Agreements, and as a result, the full fair value of the secured convertible debentures is callable in the amount of $5 million and $2.5 million, respectively, and Yorkville could foreclose on our assets if we are unable to pay these amounts. Such covenants could severely harm our ability to raise additional funds from sources other than Yorkville, and would likely result in a higher cost of capital in the event funding were secured.

Additionally, pursuant to the terms of the investment agreement between us and Yorkville signed in connection with the Series C convertible preferred stock sale, we cannot

•	enter into any debt arrangements in which it is the borrower,

•	grant any security interest in any of our assets, or

•	grant any security below market price.

We have incurred both cash and non-cash costs associated with the financing arrangements with Yorkville, as follows:

•
In connection with the $1.6 million convertible debenture in August 2007, we issued 75 million warrants to Yorkville with an exercise price of $0.02 per share. We also paid cash fees of $0.2 million from the proceeds.

•
In connection with the $7.5 million convertible debenture in March 2007, we issued 125 million warrants to Yorkville with an exercise price of $0.04 per share. We also paid cash fees of $0.8 million from the proceeds.

•
In connection with the $2.5 million convertible debenture in December 2006, we issued 42 million warrants to Yorkville with an exercise price of $0.04 per share, and repriced an additional 210 million warrants held by Yorkville that had been issued in connection with previous financings. We also paid cash fees of $0.3 million from the proceeds.

•
In connection with the $5 million convertible debenture in August 2006, we issued 175 million warrants to Yorkville with exercise prices between $0.05 and $0.25 (which were subsequently repriced in December 2006), and repriced 85 million warrants that had been issued in connection with a previous financing (which were subsequently further repriced in December 2006).

•	In connection with the $27.0 million Series C convertible preferred stock sale in February 2006, we incurred the following costs:

o	Yorkville held back a $2.7 million cash fee from the proceeds of the sale,

o	we issued 75 million warrants to Yorkville with exercise prices between $0.35 and $0.50, which were subsequently repriced, and

o	we issued 2 million warrants with an exercise price of $0.328 to another party for structuring and consulting fees associated with the sale.

•	In connection with the 2005 SEDA, we incurred the following costs:

o
we issued 75 million warrants to Yorkville with an exercise price of $0.20, 10 million of which were subsequently repriced to $0.04 in connection with the convertible debenture financings in August 2006 and December 2006, and

o	we issued 4 million warrants with an exercise price of $0.227 to another party for structuring and consulting fees associated with the 2005 SEDA.

o	The fair value of these warrants in the amount of $13.3 million was initially recorded as deferred financing fees but was written off during the year ended December 31, 2006.

In the event that (i) our stock price does not increase to levels where it can force exercise of enough of our outstanding warrants to generate material operating capital, (ii) the market for our stock will not support the sale of shares underlying such warrants or other funding sources, or (iii) we do not realize a material increase in revenue during the next 12 months, we will have to seek additional cash sources. There can be no assurances that such funding sources will be available. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan, and could be forced to sell certain of our assets, including our remaining subsidiaries.

Contractual Obligations

We are party to various commitments and contingencies, such as:

•	We and our subsidiaries lease office facilities and certain office and computer equipment under various operating leases,
•	We are party to various payment arrangements with our vendors that call for fixed payments on past due liabilities,
•	We are party to various consulting agreements that carry payment obligations into future years,
•	We hold notes payable to certain vendors that mature at various dates in the future,
•	We issued Series C convertible preferred shares with face value of $22 million and convertible debentures with a face value of $16.5 million that are subject to conversion at future dates.

The following table sets forth our future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	2008	2009	2010	2011	2012	Thereafter	Total
				(in thousands)
Operating leases	$209	$183	$193	$113	$0	$0	$698
Vendor and consulting agreements	864	427	-	-	-	-	$1,291
Notes payable	44	-	-	-	-	-	$44
Subsidiary acquisition commitments	4,549	-	-	-	-	-	$4,549
Convertible debentures	30,699	-	-	-	-	-	$30,699
Series C Convertible Preferred Stock	20,097	-	-	-	-	-	$20,097
Total	$56,462	$610	$193	$113	$0	$0	$57,378

As of December 31, 2007, we had a recorded liability of $4.5 million relating to purchase price guarantee obligations associated with our acquisition of 12Snap. Pursuant to the terms of the acquisition, in the event that our stock price at the time the consideration shares issued in connection with the acquisition of 12Snap became saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than the contractual price ($0.3956), we were obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price. The shares became saleable during the first quarter of 2007. As of December 31, 2006, these liabilities were imminent and incurred beyond a reasonable doubt. As a result, we accrued the amount payable under these obligations of $16.2 million to the 12Snap shareholders.

During the first quarter of 2007, we issued 197,620,948 shares of our common stock in satisfaction of $9.4 million of the 12Snap purchase price guarantee amount. The remaining balance on the purchase price obligation after this issuance was $6.8 million. As part of the sale of 12Snap back to the original owners in April 2007, we negotiated a reduction of $1.8 million of this guarantee amount. Additionally, we have paid $0.5 million during the year ended December 31, 2007 to further reduce this obligation to its present balance of $4.5 million, the entire balance which is currently due and payable.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of FAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests In Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,”, the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115” (“FAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. FAS 159 also establishes additional disclosure requirements. FAS 159 is effective for us beginning January 1, 2008.  We are currently evaluating the potential impact of the adoption of FAS 159 on our consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt FAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of FAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2006 that would materially distort our financial statements. Our methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We reassess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the year ended December 31, 2007 did not have any impact on our results of operations, financial condition or liquidity.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments, to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

ITEM 7A.	Quantitative and qualitative disclosures about market risk

We are exposed to certain market risks which exist as part of our ongoing business operations. We currently do not engage in derivative and hedging transactions to mitigate the affects of the risks below. In the future, we may enter into foreign currency forward contracts to manage foreign currency risk.

Interest Rate Risk.  Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at December 31, 2007, a near-term change in interest rates, based on historical small movements, would not materially effect our operations or the fair value of interest rate sensitive instruments. Our current debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations; however, changes in interest rates may increase our cost of borrowing in the future.

Investment Risk.  As of December 31, 2007, we do not have material amounts invested in other public or privately-held companies and therefore there is minimal associated investment risk with our investment portfolio.

Foreign Currency Risk.  We conduct business internationally in two currencies, and as such, are exposed to adverse movements in foreign currency exchange rates. Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of our Gavitec subsidiary into U.S. dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the years ended December 31, 2007 and 2006.

ITEM 8.	Financial statements and supplementary data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such financial statements, the Company has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A

Tampa, FL
March 27, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NeoMedia Technologies, Inc.

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. as of December 31, 2006 and the related consolidated statements of operations and other comprehensive loss, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of  December 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses, negative cash flows from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
April 2, 2007

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006

Net sales	$1,864	$1,605
Cost of sales	1,431	1,285
Gross profit	433	320

Sales and marketing expenses	2,582	5,193
General and administrative expenses	7,082	7,475
Research and development costs	1,857	2,264
Impairment charge	3,065	379

OPERATING LOSS	(14,153)	(14,991)

Gain (loss) on extinguishment of debt	347	(1,879)
Interest income (expense), net	(10,458)	(10,182)
Write-off of deferred equity financing costs	-	(13,256)
Gain on sale of marketable securities	-	1,103
Gain (loss) from change in fair value of derivative financial instruments	(7,640)	12,677
Repricing of warrants related to financing transactions	-	(3,537)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(31,904)	(30,065)

DISCONTINUED OPERATIONS (Note 4)
Loss from operations of discontinued operations	(2,121)	(28,923)
Loss on disposal of subsidiaries	(6,610)	(9,418)
LOSS FROM DISCONTINUED OPERATIONS	(8,731)	(38,341)

NET LOSS	(40,635)	(68,406)

Accretion of dividends on convertible preferred stock	(1,696)	(20,324)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(42,331)	(88,730)

Comprehensive Loss:
Net loss	(40,635)	(68,406)
Other comprehensive loss:
Unrealized loss on marketable securities	(195)	(247)
Foreign currency translation adjustment	373	(286)

COMPREHENSIVE LOSS	$(40,457)	$(68,939)

Loss per share from continuing operations - basic and diluted	$(0.03)	$(0.05)
Loss per share from discontinued operations - basic and diluted	$(0.01)	$(0.06)
Net loss per share - basic and diluted	$(0.04)	$(0.11)
Loss per share attributable to common shareholders - basic and diluted	$(0.04)	$(0.14)

Weighted average number of common shares—basic and diluted	1,023,816,862	613,560,070

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,415	$2,813
Trade accounts receivable, net of allowance for doubtful accounts of $78 and $69, respectively	58	187
Other receivables	225	550
Inventories, net of allowance for obsolete & slow-moving inventory of $80 and $53 respectively	198	80
Investment in marketable securities	8	57
Prepaid expenses and other current assets	188	102
Assets held for sale	159	19,420
Total current assets	2,251	23,209

Property, equipment and leasehold improvements, net	85	191
Goodwill	3,418	3,418
Proprietary software, net	3,413	4,138
Patents and other intangible assets, net	2,608	2,881
Cash surrender value of life insurance policy	747	863
Other long-term assets	1,002	3,425
Total assets	$13,524	$38,125

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$309	$2,442
Liabilities held for sale	13	10,257
Taxes payable	-	5
Accrued expenses	6,015	4,016
Deferred revenues and customer prepayments	669	575
Notes payable	44	15
Accrued purchase price guarantee	4,549	19,667
Deferred tax liability	706	706
Derivative financial instruments	24,651	25,417
Debentures payable	30,699	7,500
Series C convertible preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued, 20,097 shares outstanding, liquidation value of $20,097	20,097	21,657
Total liabilities	87,752	92,257

Commitments and contingencies (Note 14)

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 1,025,295,693 and 639,233,173 shares issued and 1,022,144,424 and 637,591,747 outstanding, respectively	10,221	6,376
Additional paid-in capital	118,427	101,911
Accumulated deficit	(201,565)	(160,930)
Accumulated other comprehensive loss	(532)	(710)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ deficit	(74,228)	(54,132)
Total liabilities and shareholders’ deficit	$13,524	$38,125

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries`
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock			Deferred	Deferred	Accumulated		Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Stock Compensa- tion	Equity Financing Costs	Other Comprehen- sive Loss	Accumulated Deficit	Shares	Amount	Total Shareholders' Equity (Deficit)
Balance, December 31, 2005	467,601,717	$4,676	$106,456	$(169)	$(13,256)	$(177)	$(92,524)	201,230	$(779)	$4,227
Shares issued to Yorkville under SEDA	751,880	8	201	-	-	-	-	-	-	209
Shares issued to Yorkville upon conversion of Series C convertible preferred stock	6,631,579	66	441	-	-	-	-	-	-	507
Exercise of stock options	2,930,975	29	325	-	-	-	-	-	-	354
Exercise of stock warrants including derivative liability reclassification	49,000,000	490	8,970	-	-	-	-	-	-	9,460
Stock based compensation expense	18,431,522	184	6,851	-	-	-	-	-	-	7,035
Fair value of shares issued to pay liabilities	5,233,791	53	1,155	-	-	-	-	-	-	1,208
Fair value of shares issued to acquire Mobot, Inc., Gavitec AG, 12Snap AG, Sponge Ltd., and BSD Software, Inc.	120,107,418	1,201	45,764	-	-	-	-	-	-	46,965
Reduction of value of original consideration shares for value of make whole provision	-	-	(35,848)	-	-	-	-	-	-	(35,848)
Fair value of shares returned to the Company in connection with sale of Sponge	(33,097,135)	(331)	(1,986)	-	-	-	-	-	-	(2,317)
Fair value of derivative liabilities established at inception of Series C Convertible preferred financing	-	-	(10,094)	-	-	-	-	-	-	(10,094)
Accrual of dividends on Series C Convertible Preferred Stock	-	-	(20,324)	-	-	-	-	-	-	(20,324)
Change in Deferred Stock Compensation	-	-	-	169	-	-	-	-	-	169
Write off of deferred financing cost associated with $100 million SEDA	-	-	-	-	13,256	-	-	-	-	13,256
Comprehensive loss - foreign currency translation adjustment	-	-	-	-	-	(286)	-	-	-	(286)
Comprehensive loss - unrealized loss on marketable securities	-	-	-	-	-	(247)	-	-	-	(247)
Net Loss	-	-	-	-	-	-	(68,406)	-	-	(68,406)
Balance, December 31, 2006	637,591,747	$6,376	$101,911	$0	$0	$(710)	$(160,930)	201,230	$(779)	$(54,132)
Adjustment of prior year accrual of dividends on Series C Convertible Preferred Stock	-	-	34	-	-	-	-	-	-	34
Shares issued to Yorkville upon conversion of Series C convertible preferred stock	94,096,543	941	1,606	-	-	-	-	-	-	2,547
Exercise of stock options	1,639,444	16	-	-	-	-	-	-	-	16
Stock based compensation expense	2,901,438	29	4,626	-	-	-	-	-	-	4,655
Fair value of shares issued to pay liabilities	28,854,685	289	411	-	-	-	-	-	-	700
Fair value of shares issued under make whole provisions for Gavitec & 12Snap	258,620,948	2,586	10,135	-	-	-	-	-	-	12,721
Fair value of shares returned to the Company in connection with sale of 12Snap	(7,750,857)	(78)	(364)	-	-	-	-	-	-	(442)
Fair value of shares issued under disposition agreement of Micro Paint Repair	6,190,476	62	68	-	-	-	-	-	-	130
Comprehensive loss - foreign currency translation adjustment	-	-	-	-	-	373	-	-	-	373
Comprehensive loss - unrealized loss on marketable securities	-	-	-	-	-	(195)	-	-	-	(195)
Net Loss	-	-	-	-	-	-	(40,635)	-	-	(40,635)
Balance, December 31, 2007	1,022,144,424	$10,221	$118,427	$0	$0	$(532)	$(201,565)	201,230	$(779)	$(74,228)

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Loss from continuing operations	$(31,904)	$(30,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,141	1,092
Impairment charge	3,065	379
(Gain)/loss on early extinguishment of debt	(347)	1,858
Change in fair value from revaluation of warrants and embedded conversion features	7,640	(9,140)
Write-off of deferred equity financing costs	-	13,526
Stock-based compensation expense	2,993	5,384
Interest expense related to convertible debt	8,605	7,558
Decrease/ (increase) in value of life insurance policies	116	(94)
Gain on sale of marketable securities	-	(1,103)

Changes in operating assets and liabilities
Trade and other accounts receivable	609	(707)
Inventories	(118)	(78)
Prepaid expenses and other current assets	(471)	19
Accounts payable and accrued liabilities	309	763
Deferred revenue and other current liabilities	94	974
Net cash used in operating activities	(8,268)	(9,634)

Cash Flows from Investing Activities:
Cash received from sale of (paid to acquire) CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, and 12Snap AG, net of cash acquired	1,100	(17,112)
Acquisition of property and equipment	(15)	(176)
Acquisition of patents and other intangible assets	(30)	-
Proceeds from sale of marketable securities	-	1,574
Advances to discontinued subsidiaries Micro Paint Repair, 12Snap, Telecom Services, Mobot, and Sponge	163	-
Acquisition related costs	-	-
Payment of purchase price guarantee obligations	(2,260)	-
Amounts received (issued) under notes receivable	671	(500)
Net cash used in investing activities	(371)	(16,214)

Cash Flows from Financing Activities:
Borrowing under notes payable and convertible debt instruments, net of fees of $981 in 2007 and $0 in 2006	8,253	7,230
Repayments on notes payable and convertible debt instruments	(986)	(2,674)
Net proceeds from issuance of common stock, net of issuance costs of $24 in 2006	-	210
Net proceeds from issuance of Series C convertible preferred stock, net of issuance costs of $2,725 in 2006	-	14,066
Net proceeds from exercise of stock options and warrants	16	8,444
Net cash provided by financing activities	7,283	27,276

Effect of exchange rate changes on cash for continuing operations	(42)	(319)

Net Increase (Decrease) in cash and cash equivalents from continuing operations	(1,398)	1,109

Cash and cash equivalents, beginning of period	2,813	1,704

Cash and cash equivalents, end of period	$1,415	$2,813

Supplemental cash flow information:
Interest paid during the period	$638	$68
Supplemental disclosure of investing and financing activities:
Unrealized gain (loss) on marketable securities	(195)	(247)
Fair value of shares issued to satisfy purchase price guarantee obligations	12,721	-
Fair value of shares issued to satisfy debt guarantee obligation	700	-
Prepaid acquisition costs applied to purchase price	-	168
Fair value of shares and notes receivable from Pickups Plus, Inc. acquired in exchange for Series C Convertible Preferred Stock	-	594
Carrying value of promissory note and accrued interest paid in exchange for Series C Convertible Preferred Stock		(3,208)
Fair value of shares issued to acquire CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	-	46,965
Change in net assets resulting from acquisitions of CSI International, Inc., Mobot, Inc., Sponge Ltd., Gavitec AG, 12Snap AG, and BSD Software, Inc.	-	62,240
Accretion of dividends on Series C Convertible Preferred Stock	1,696	20,324
Fair value of outstanding warrants reclassified to liabilities	-	13,884
Portion exercise of warrants accounted for as derivatives	-	3,790
Initial fair value of Series C Convertible Preferred Stock (host instrument only)	-	4,908
Deferred stock-based financing costs associated with Series C Convertible Preferred Stock	-	3,198
Difference between net proceeds and recorded fair value of Series C Convertible Preferred Stock	-	4,041
Advance receivable from Mobot, Inc. forgiven upon acquisition	-	1,500
Series C Convertible Preferred Stock converted to common stock	2,547	507
Accrual of purchase price guarantee provisions associated with acquisitions of 12Snap, Gavitec, Sponge, and Mobot	-	21,427

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc.
Notes to consolidated financial statements

1. General

Business – NeoMedia Technologies together with our subsidiaries (collectively the “Company”) provides internet advertising solutions using wireless technologies to connect traditional print and broadcast media companies to active mobile content. Using camera-enabled mobile phones, barcode-reading software (NeoReaderTM), and an interoperable billing, clearing and settlement infrastructure (NeoServer-OMS/OMI), we embrace open standards, full interoperability, and are barcode symbology agnostic.

Our mobile phone technology, NeoReaderTM, reads and transmits data from 1-D, and 2-D barcodes to its intended destination. Our Optical Messaging and Interchange platforms (OMS and OMI) create, connect, record, and transmit the transactions embedded in the 1-D and 2-D barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably. We provide the industrial and carrier-grade infrastructure to enable reliable, scalable, and billable commerce. To provide a robust high-performance infrastructure for the processing of optical codes, we extend our offering with the award winning Gavitec technology. Gavitec’s Mobile Ticketing and Couponing solutions allow users to enter information and opt-in to initiate mobile transactions.

Going concern – Our code-reading business has historically incurred net losses and losses from operations. We have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities. We will continue to have negative cash flows as we continue to execute on our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and if we will be able to continue as a going concern. We will require additional capital, which may not be available on suitable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net loss for the years ended December 31, 2007 and 2006 was $40.6 million and $68.4 million, respectively. Net cash used for operations during the same years was $8.3 million and $9.6 million. We also have an accumulated deficit of $201.6 million and a working capital deficit of $85.5 million as of December 31, 2007.

We have an obligation as of December 31, 2007 of $4.5 million relating to purchase price guarantee associated with our acquisition of 12Snap.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We may require additional financing in order to execute our operating plan and continue as a going concern. We cannot predict whether this additional financing will be in the form of equity, debt, or another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should we be unable to continue as a going concern.

Should financing sources fail to materialize, our management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of our marketable assets. Our management’s plan is to secure adequate funding to bridge the commercialization of our NeoReaderTM business.

In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we will be forced to further reduce our costs, may be unable to repay our debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, if these funding sources or increased revenues and profits do not materialize, and we are unable to secure additional financing, we could be forced to reduce or curtail our business operations unless we are able to engage in a merger or other corporate finance transaction with a better capitalized entity.

2. Summary of significant accounting policies

Basis of presentation – The consolidated financial statements include the accounts of NeoMedia Technologies, Inc. and our wholly-owned subsidiaries. We operate as one reportable segment. All significant intercompany accounts and transactions have been eliminated.

Use of estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue recognition – We derive revenues from two sources:  (1) license revenues relating to patents and internally-developed software, and (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation.

                (1)     Technology license fees, including Intellectual Property licenses, represent revenue from the licensing of our proprietary software tools and applications products.  We license our development tools and application products pursuant to non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by SOP 97-2 “Software Revenue Recognition”, as amended, and SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.” License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectibility is probable.  We defer revenue related to license fees for which amounts have been collected but for which revenue has not been recognized in accordance with the above, and recognizes the revenue over the appropriate period.

(2)
Technology service and product revenue, which includes sales of software and technology equipment and service fees is recognized based on guidance provided in  SAB 104,  “Revenue  Recognition  in Financial Statements,” as amended.  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectibility is reasonably assured. Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract.  Our subsidiary, Gavitec, follows this policy. We defer revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

Basic and diluted income (loss) per share – Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2007 and 2006, we reported net loss per share, and as such basic and diluted loss per share were equivalent. We have excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. The shares excluded from the calculation of diluted net loss per share are detailed in the table below:

	As of December 31,
	2007	2006
Outstanding Stock Options	115,511,747	105,822,455
Outstanding Warrants	514,825,000	316,325,000
Convertible debt (1)	3,170,695,000	166,667,000
Convertible preferred stock (1)	2,166,031,000	477,022,000

(1)	Assumes conversion at December 31, 2007 and 2006.

In addition to net income (loss) per share, we have also reported per share amounts on the separate income statement components required by APB 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as the disposal activities of our discontinued operations were initiated prior to our adoption of FAS 144. Because we have reported a loss from continuing operations for all periods presented, the effect of potentially dilutive securities has been excluded from the calculation of per share amounts for those periods.

Comprehensive income – We report comprehensive income in accordance with FAS 130, “Reporting Comprehensive Income.” This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity.

Financial instruments and concentration of credit risk – Our financial instruments consist of cash and cash equivalents, accounts receivable, cash surrender value of life insurance policy, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financing. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. The fair value of convertible preferred stock and convertible debentures is estimated on December 31, 2007 to be approximately $20 million and $30.7 million, respectively. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. We invest our cash with highly rated financial institutions and perform periodic evaluations of the credit standing of these financial institutions. Our policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area.

Our policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their renewal licenses prior to initiating services.

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments arising from the issuance of convertible financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, equivalent volatility and conversion/redemption privileges that are necessary to value these complex derivatives. The use of different assumptions could have a material effect on the estimated fair value amounts.

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

We utilize various types of financing to fund our business needs, including convertible preferred stock, convertible debentures, and other instruments indexed to our own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19 we update the fair value of these derivative components at each reporting period.

Goodwill – In accordance with FAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is tested for impairment, at least annually, using the quoted market price of our stock as an indicator of fair value. If impairment of carrying value based on the calculated fair value exists, we measure the impairment through the use of discounted cash flows. Goodwill consists of the excess of the purchase price paid for Gavitec over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction.

Other intangible assets – Intangible assets acquired as part of a business combination are accounted for in accordance with FAS 141, “Business Combinations,” and are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Intangible assets are reviewed for impairment by applying the recognition and measurement provisions of FAS 142, which compare the carrying amount of the intangible asset to its fair value. If the carrying amount exceeds fair value, an impairment loss is recognized. Intangible assets are amortized, using the straight-line method, over the estimate of their period of benefit of five to seventeen years. Other intangible assets consist of patents, customer contracts, copyrighted material, acquired software products, and brand names which are amortized straight-line over the expected life of each asset. The estimated service lives of other intangible assets are as follows:

Capitalized patents	5 - 17 years
Customer contracts	5 years
Copyrighted materials	5 years
Acquired software products	7 years
Brand names	10 years

Evaluation of Long-Lived Assets – We periodically perform impairment tests on each of our intangible assets, which include goodwill, capitalized patent costs, customer base and trademarks, and capitalized and purchased software costs. In doing so, we evaluate the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected cashflow to be derived from the asset.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Where practicable, we will obtain an independent valuation of intangible assets, and place reliance on such valuation. Then on an ongoing basis, we use the weighted-average probability method outlined in FAS 144 to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

According to FAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

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

We follow the two-step process outlined in FAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cashflows. The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cashflows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. For purposes of discounting cashflows we use a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested.

We recognized an impairment charge of $3.1 million during the year ended December 31, 2007, as a result of writing the carrying value of long-term investments to their net realizable value.

Property, plant and equipment – Property, plant and equipment, including software, are stated at cost less accumulated depreciation and amortization. The straight-line depreciation method is used for property, plant, and equipment over the estimate of their useful lives. Changes in technology or changes in the intended use of property, plant, and equipment may cause the estimated period of use or the value of these assets to change. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require management judgment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Gains and losses related to the retirement or disposal of fixed assets are recognized in the period in which the transaction occurred. The cost of normal maintenance and repairs is charged to operations as incurred.  Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining life of the asset. The estimated service lives of property and equipment are as follows:

Leasehold improvements	3 years
Furniture and fixtures	7 years
Computer equipment	3 - 5 years

Derivative Financial Instruments – We utilize various types of financing to fund our business needs, including convertible preferred stock, convertible debentures, and other instruments indexed to our own stock. The embedded conversion features utilized in these instruments require periodic measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19 we update the fair value of these derivative components at each reporting period through a charge to income.

Fair-valued Financial Instruments – Some of our debentures are fair valued in their entirety due to our previous default on registration requirements for the underlying securities. Pursuant to FAS 155, we update the fair value of the March 2007 and the August 2007 debentures at each reporting period through a charge to income. See Note 6 for further information regarding the accounting treatment of our financing instruments.

Accounts Receivable – We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Our estimate is based on historical collection experience and a review of the current status of accounts receivable.  Receivables are generally charged off and sent to a collections agency after ninety days past due, unless we believe that collection is reasonably assured. It is at least reasonably possible that our estimate of the allowance for doubtful accounts will change in the near-term. At December 31, 2007 and 2006, the allowance for doubtful accounts was $78,000 and $69,000, respectively.

Inventories – Inventories are stated at the lower of cost or market and were comprised of barcode-reading equipment at our Gavitec location. Cost is determined using the first-in, first-out method. The following table summarizes the components of our inventory as of December 31, 2007 and 2006, including the reserve for slow-moving and obsolete machines.

	As of December 31,
	2007	2006

Raw material	$59	$37
Finished goods	218	70
Work in process	1	25
Total	$278	$133
Less: reserve for slow-moving and obsolete inventory	(80)	(53)
Total Inventory, net of reserves	$198	$80

Shipping and Handling Costs – Shipping and handling costs are passed through to our customers, and are recorded as revenue with the associated costs recorded as cost of goods sold.

Research and Development – Costs associated with the planning and designing phase of software development, including coding and testing activities, and related overhead, necessary to establish technological feasibility of our internally-developed software products, are classified as research and development and expensed as incurred.

Stock Based Compensation – Effective January 1, 2006, we adopted FAS 123R. This statement replaces FAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees”. FAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award. This statement was adopted using the modified prospective method of applications, which requires us to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining expense associated with awards that had not vested at the date we adopted FAS 123R. FAS 123R also requires that excess tax benefits (none for us in the current period due to tax losses) related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

With the adoption of FAS 123R, we record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock option on the date of grant, we use the Black-Scholes-Menton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life and forfeiture rate assumptions, we consider the behavior of past grants.

Income Taxes – We account for income taxes under the provisions of FAS 109, “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. We have recorded a 100% valuation allowance as of December 31, 2007 and 2006.

Beginning January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 12 to our Consolidated Financial Statements for discussions of our implementation of FIN 48.

Translation of Foreign Currency – The U.S. dollar is the functional currency of our operations, except for our operations at Gavitec, which use the Euro as their functional currency. Foreign currency transaction gains and losses are reflected in income. Translation gains and losses of our operations that do not use the U.S. dollar as the functional currency are included in the consolidated balance sheets as “Accumulated other comprehensive income (loss).”

Reclassifications and other – Due to the completed divestitures of 12Snap, Telecom Services, and Micro Paint Repair during 2007, and Mobot and Sponge during 2006, results of operations from these units have been reclassified under the caption “Discontinued Operations” for all periods shown in the accompanying consolidated statement of operations, and assets and liabilities relating to these business units are combined into the captions “Assets held for sale” and “Liabilities held for sale,” respectively, in the accompanying consolidated balance sheets.

As previously disclosed in our Form 10-Q for the second and third quarters of 2007, we recognized an immaterial adjustment to the 2006 period since the adjustment, if recorded in 2007, would have been material. The effect of this adjustment reduced liabilities and stockholders deficit by $402,000, and increased net loss by $968,000. There was no impact to loss per share amounts.

3. ACQUISITIONS

During the year ended December 31, 2006, we completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD. During the same period, we also divested of a substantial portion of our ownership in both Mobot and Sponge. Additionally, during January 2007, we made the strategic decision to sell the 12Snap and Telecom Services (consisting of the business acquired from BSD) businesses.

Acquisition and Sale of Mobot – On February 9, 2006, we signed a definitive merger agreement with Mobot (based in Lexington, Massachusetts), subject to closing conditions, under which we acquired all of the outstanding shares of Mobot in exchange for $3.5 million cash and $6.5 million in stock, represented by 16,931,493 shares our common stock (2,604,845 of which were held in escrow for the purpose of securing the indemnification obligations outlined in the purchase agreement). On February 17, 2006, we completed the closing requirements of the Mobot acquisition and the acquisition became effective. In addition to cash and stock, at closing we forgave notes payable totaling $1.5 million due from Mobot. This amount is considered other additional consideration in the purchase price allocation. We completed the acquisition of Mobot in an effort to gain entry into the rapidly evolving global mobile marketing industry.

Pursuant to the terms of the merger agreement, the number of shares of our common stock that were issued as stock consideration was calculated using a share price of $0.3839, which was the volume-weighted average closing price of our common stock for the ten days up to and including February 8, 2006. The merger agreement between us and Mobot also contained a provision that, in the event that our stock price at the time the consideration shares become saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.3839, we would be obligated to compensate Mobot shareholders in cash for the difference between the price at the time the shares become saleable and $0.3839.

The actual purchase price was based on cash paid, the fair value of our stock around the date of the Mobot acquisition, and direct costs associated with the combination. The final purchase price was allocated as follows:

(Dollars in Thousands)
Value of 16,931,493 shares issued at $0.395 per share (1)	$6,688
Cash paid (net of cash acquired of $328)	3,172
Direct costs of acquisition	8
Advances to Mobot forgiven at acquisition	1,500
Total Fair Value of Purchase Price	$11,368

Assets Purchased:
Accounts receivable	$68
Other current assets	49
Property, plant & equipment	30
Intangible assets	13
Customer contracts and relationships	440
Capitalized software platform	4,200
Copyrighted materials	90
Goodwill	6,778
Total Assets Purchased	$11,668

Less Liabilities Assumed:
Accounts payable	$51
Accrued liabilities	132
Deferred revenue	117
Total Liabilities Assumed	$300

(1)	Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in FAS 141 and EITF 99-12

The combination was accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation report obtained by us.

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

On December 6, 2006, we completed a transaction with FMS Group, Inc. (“FMS”), a group consisting of former shareholders of Mobot, pursuant to which we divested our ownership interest in Mobot. The principal reasons for our divestiture of the Mobot business were: (i) our depressed stock price, which led to a large potential cash obligation stemming from the purchase price obligation clause in the original purchase agreement, (ii) the fact that the purchase price obligation would become due no later than February 17, 2007, and (iii) continued operating losses from the Mobot businesses putting strains on our working capital.

The material terms of the transaction with FMS were as follows:

•	We transferred 100% of our ownership interest in Mobot to FMS, and in return received 16,000 common shares (18% ownership) of FMS, which will operate the Mobot business;

•	All obligations under the original merger agreement, including the purchase price guarantee obligation, were terminated;

•	We contributed $67,000 cash to FMS at closing, and an additional $0.2 million on December 27, 2006;

•
We received 16,931 preference shares in FMS that can be redeemed to reacquire the 16,931,493 original consideration shares originally issued to acquire Mobot. Each preference share can be redeemed for 1,000 shares of our common stock at our discretion within 15 months (on or before March 4, 2008) of the closing of this transaction, for cash in the amount of 40% of the then-current market value of our underlying shares. We did not redeem these shares due to the cost of redemption. The preference shares can still be redeemed upon a liquidation event of FMS, for either 1,000 shares of our common stock each, or for the current cash equivalent of the shares, at FMS’ discretion;

•
We entered into a license agreement with Mobot, pursuant to which we received a license to use the Mobot image recognition service for barcode-related applications. The license is exclusive in the Americas, Europe and Australia, restricted in Japan, Korea, and Singapore, and non-exclusive in other areas of the world. The exclusivity is subject to our meeting certain minimum transaction volume requirements or making minimum cash payments; and

•
We entered into a mutual release with each of the former Mobot shareholders in which the parties released each other from the terms of the original Mobot merger agreement, and the former Mobot shareholders consented to the release of the pending legal action against us.

Due to our depressed stock price, the purchase price obligation clause became highly probable beyond a reasonable doubt. Our inability to satisfy the pending obligation was the primary factor for the disposition of Mobot. The value of the purchase price obligation at the time of closing was $5.5 million. Concurrent with the disposition, we reduced the fair value of the initial stock consideration by the amount of this contingency. At closing, we recorded a loss on the sale of Mobot in the amount of $4.4 million, representing the difference between the fair value of the assets received in the transaction, and the carrying value of the assets at closing as follows:

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

The accompanying consolidated statements of operations presented herein for the year ended December 31, 2006, contain the results of operations for Mobot reclassified to discontinued operations for the period of ownership beginning on February 17, 2006 through the sale date of December 6, 2006.

Acquisition and Sale of Sponge – On February 20, 2006, we signed a definitive share purchase agreement with Sponge (a London-based company), subject to closing conditions, under which we acquired all of the outstanding shares of Sponge in exchange for $6.1 million cash and £6.6 million (approximately $13.1 million at the time of the agreement), represented by 33.1 million shares of our common stock (3.4 million of which were held in escrow for the purpose of securing the indemnification obligations outlined in the purchase agreement). The agreement also called for the former shareholders of Sponge to receive an additional £2.5 million (approximately $4.4 million) in the form of our common stock if, during the two-year period beginning at closing, the Sponge business earned in excess of £1.3 million (approximately $2.3 million) in net profits. On February 23, 2006, we completed the closing requirements for the Sponge acquisition and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of our common stock to be issued as consideration was calculated using a share price of $0.384, which was the volume-weighted average closing price of our common stock for the ten days up to and including February 8, 2006. In the event that our stock price at the time the consideration shares were saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.384, the purchase agreement called for us to compensate Sponge shareholders in cash for the difference between the price at the time the shares become saleable and $0.384. We completed the acquisition of Sponge in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The actual purchase price was based on cash paid, the fair value of our stock around the date of the Sponge acquisition, and direct costs associated with the combination. The final purchase price was allocated as follows:
(Dollars in Thousands)
Value of 33,097,135 shares issued at $0.395 per share (1)	$13,073
Cash paid (net of cash acquired of $177)	5,964
Direct costs of acquisition	194
Total Fair Value of Purchase Price	$19,231

Assets Purchased:
Accounts receivable	$617
Other current assets	35
Property, plant & equipment	53
Customer contracts and relationships	400
Capitalized software platform	1,300
Brand name	800
Copyrighted materials	50
Goodwill	16,692
Total Assets Purchased	$19,947

Less Liabilities Assumed:
Accounts payable	$190
Accrued liabilities	322
Other current liabilities	204
Total Liabilities Assumed	$716

(1)	Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in FAS 141 and EITF 99-12

The combination was accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent valuation report obtained by us.

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

On November 14, 2006, we signed a definitive share purchase and settlement agreement with the former owners of Sponge, pursuant to which we divested of a material portion of our ownership interest in Sponge. The principal reasons for our divestiture of the Sponge business were: (i) our depressed stock price, which led to a large potential cash obligation stemming from the purchase price obligation clause in the original purchase agreement, (ii) the fact that the purchase price obligation would become due no later than February 23, 2007, and (iii) the return of the original consideration shares for retirement.

•	We returned 92.5% of our ownership interest in Sponge, retaining 7.5% ownership of Sponge,

•	We relinquished our board of directors’ positions at Sponge,

•	The 33.1 million shares of our common stock that were issued as consideration to acquire Sponge were returned to us and retired;

•	All obligations under the original merger agreement, including the purchase price guarantee obligation, were terminated; and

•	Sponge returned $0.1 million cash (net of attorney fees) to us at closing and $0.2 million cash to us on March 7, 2007.

Due to our depressed stock price, the purchase price obligation clause became highly probable beyond a reasonable doubt. Our inability to satisfy the pending obligation was the primary factor for the disposition of Sponge. The value of the purchase price obligation at the time of closing was $10.1 million. Concurrent with the disposition, we reduced the fair value of the initial stock consideration by the amount of this contingency. At closing, we recorded a loss on the disposal of Sponge in the amount of $5.1 million, representing the difference between the fair value of the assets received in the transaction, and the carrying value of the assets at closing, as follows:

(Dollars in Thousands)
Carrying value of asset group at closing
Tangible assets	$2,042
Intangible assets	19,091
Liabilities	(2,093)
Purchase price guarantee liability	(10,088)
Net carrying value of asset group	$8,952

Fair value of proceeds received
Cash received	$35
Cash received subsequent to December 31, 2006	150
Investment in Sponge common stock	1,399
Return of 33,097,135 shares of our common stock	2,317
Fair value of proceeds received	$3,901

Loss on disposal of Sponge	$5,051

The accompanying consolidated statements of operations presented herein for the year ended December 31, 2006, contain the results of operations for Sponge reclassified to discontinued operations for the period of ownership beginning on February 23, 2006 through the sale date of November 14, 2006.

Acquisition of Gavitec – On February 17, 2006, we signed a definitive sale and purchase agreement with Gavitec (based in Aachen, Germany), subject to closing conditions, under which we acquired all of the outstanding shares of Gavitec in exchange for $1.8 million cash and $5.2 million common stock, represented by 13,660,511 shares of our common stock (1,366,051 of which were held in escrow until December 31, 2006 for the purpose of securing the indemnification obligations outlined in the purchase agreement, and were subsequently released). Pursuant to the terms of the merger agreement, the number of shares of our common stock to be issued as consideration was calculated using a share price of $0.389, which was the volume-weighted average closing price of our common stock for the ten days up to and including February 16, 2006. On February 23, 2006, we completed the closing requirements of the Gavitec acquisition and the acquisition became effective.

Gavitec AG was founded in 1997 as a specialized provider and manufacturer of products and solutions for mobile marketing and mobile information technology. Using our software, Gavitec offers our clients standardized or individual solutions in the areas of mobile marketing, mobile ticketing, mobile couponing, and mobile payment systems. We completed the acquisition of Gavitec in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The actual purchase price was based on cash paid, the fair value of our stock around the date of the Gavitec acquisition, and direct costs associated with the combination. The final purchase price was allocated as follows:
(Dollars in Thousands)
Value of 13,660,511 shares issued at $0.386 per share (1)	$5,273
Cash paid (net of cash acquired of $74)	1,726
Direct costs of acquisition	114
Total Fair Value of Purchase Price	$7,113

Assets Purchased:
Accounts receivable	$173
Inventory	106
Other current assets	53
Property, plant & equipment	15
Intangible assets	3
Capitalized software platform	4,600
Copyrighted materials	50
Goodwill	3,418
Total Assets Purchased	$8,418

Less Liabilities Assumed:
Accounts payable	$113
Accrued liabilities	24
Deferred revenue	117
Deferred tax liability	706
Other current liabilities	345
Total Liabilities Assumed	$1,305

(1)	Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in FAS 141 and EITF 99-12

The combination was accounted for as a purchase business combination as defined by FAS 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed was based on an independent report obtained by us.

The values assigned to intangible assets are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Estimated useful life (in years)
Intangible asset
Copyrighted materials	5
Capitalized software platform	7
Brand name	10

Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value. Goodwill was determined using the residual method based on an independent appraisal of the assets and liabilities acquired in the transaction. Goodwill is tested for impairment as defined by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” An additional amount of $0.7 million was allocated to goodwill of Gavitec related to the deferred tax liability associated with the intangible assets in excess of Gavitec’s net operating loss carry forward deferred tax asset.

In the event that our stock price at the time the consideration shares were saleable (either upon effectiveness of a registration statement containing the shares, or under Rule 144) was less than $0.389, we were obligated to compensate Gavitec shareholders in cash for the difference between the price at the time the shares become saleable and $0.389. On January 23, 2007, we entered into an agreement with the former shareholders of Gavitec, whereby this purchase price obligation was satisfied through the payment by us of (i) $1.8 million in cash, paid on March 29, 2007, and (ii) 61 million shares of our common stock. We also agreed to pay interest accrued on the purchase price in the amount of $0.2 million and reimburse $0.1 million of costs related to the acquisition to the primary former shareholder of Gavitec. After our payments of cash and stock in the first quarter of 2007, the purchase price obligation was calculated to be $5.2 million. Accordingly, as of December 31, 2006, we reduced the fair value of the initial stock consideration by the amount of this contingency.

The accompanying consolidated statements of operations presented herein for the years ended December 31, 2007 and 2006, contain the results of operations for Gavitec for the period from February 24, 2006 through December 31, 2006, and for the entire year of 2007 in continuing operations.

Acquisition and Sale of 12Snap – On February 10, 2006, we signed a definitive sale and purchase agreement with 12Snap, subject to closing conditions, under which we acquired all of the outstanding shares of 12Snap in exchange for $2.5 million cash and $19.5 million common stock, represented by 49,294,581 shares of our common stock. On February 28, 2006, we completed the closing requirements of the 12Snap acquisition and the acquisition became effective. Pursuant to the terms of the merger agreement, the number of shares of our common stock to be issued as consideration was calculated using a share price of $0.3956, which was the volume-weighted average closing price of our common stock for the ten days up to and including February 9, 2006. We completed the acquisition of 12Snap in an effort to gain entry into the rapidly evolving global mobile marketing industry.

The actual purchase price was based on cash paid, the fair value of our stock around the date of the 12Snap acquisition, and direct costs associated with the combination. The final purchase price was allocated as follows:
(Dollars in
Thousands)
Value of 49,294,581 shares issued at $0.394 per share (1)	$19,422
Cash paid (net of cash acquired of $465)	2,035
Direct costs of acquisition	114
Total Fair Value of Purchase Price	$21,571

Assets Purchased:
Investment in marketable securities	$951
Accounts receivable	2,683
Other current assets	554
Property, plant & equipment	224
Intangible assets	93
Customer contracts and relationships	400
Capitalized software platform	4,400
Brand name	1,600
Copyrighted materials	50
Goodwill	18,390
Total Assets Purchased	$29,345

Less Liabilities Assumed:
Accounts payable	$977
Accrued liabilities	989
Deferred revenue	1,434
Other current liabilities	225
Notes payable	4,149
Total Liabilities Assumed	$7,774

 (1) Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in FAS 141 and EITF 99-12

The combination was accounted for as a purchase business combination as defined by FAS 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed is based on an independent valuation report obtained by us.

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

On April 3, 2007, we signed a definitive share purchase and settlement agreement with Bernd M. Michael, pursuant to which we divested of a material portion of our ownership interest in 12Snap. The principal reasons for our divestiture of the 12Snap business were: (i) our depressed stock price, which led to a large potential cash obligation stemming from the purchase price obligation clause in the original purchase agreement, (ii) the fact that the purchase price obligation would become due no later than February 22, 2007, and (iii) the return of the original consideration shares for retirement. The following is a summary of the sale agreement:

•
$1.1 million cash was paid at closing, and $0.5 million was placed in an escrow account for 90 days to secure warranty claims; substantially all of this cash was concurrently used to settle prior agreements with the silent partners of the initial purchase transaction,

•	The purchase price guarantee obligations in the amount of $1.76 million were waived,

•	The 7,750,857 shares of our common stock that were issued as consideration to acquire 12Snap were returned to us and retired; and

•
We retained a 10% ownership in 12Snap, subject to an option agreement pursuant to which we had the right to sell and Buyer has the right to acquire the remaining 10% stake held by us for a purchase price of $0.8 million after December 31, 2007.

Due to our depressed stock price, the purchase price obligation clause became highly probable beyond a reasonable doubt. Our inability to satisfy the pending obligation was the primary factor for the disposition of 12Snap. The value of the purchase price obligation at the time of closing was $16.2 million. Concurrent with the disposition, we reduced the fair value of the initial stock consideration by the amount of this contingency. We recorded impairment charges of $2.5 million in the first quarter of 2007 to adjust the carrying value of 12Snap’s assets to the final fair market value. We realized a loss on the disposal of 12Snap in the amount of $0.3 million during the second quarter of 2007.

During the first quarter of 2007, we recorded an impairment charge of $2.5 million to adjust the carrying value of the 12Snap asset group to the actual net proceeds from the sale of the assets. Prior to the impairment charge, the asset group consisted primarily of goodwill and other intangible assets recorded upon purchase of 12Snap by us during the first quarter of 2006. The accompanying consolidated statements of operations presented herein for the years ended December 31, 2007 and 2006, contain the results of operations for 12Snap in discontinued operations.

Acquisition and Sale of BSD - March 21, 2006, we completed our acquisition of BSD Software, Inc. of Calgary, Alberta, Canada, for 7,123,698 shares of our common stock. Pursuant to the terms of the merger agreement, the number of shares of our common stock to be issued as consideration was calculated using a share price of $0.3467, which was the volume-weighted average closing price of our common stock for the five days preceding March 21, 2006. BSD owns 90% of the outstanding shares of Triton Global Business Services, Inc., a provider of live and automated operator calling services and e-business support, including billing, clearinghouse and information management services, to companies in the telecommunications industry.

We completed the acquisition of BSD for the purpose of increasing our revenue and profit through establishment of a Telecom Services business unit, as well as gaining access to the Canadian telecom industry in order to penetrate that market with mobile marketing products.

The actual purchase price was based on cash paid, the fair value of our stock around the date of the BSD acquisition, and direct costs associated with the combination. The purchase price was allocated as follows:
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

(1) Shares were valued using the average stock price for two days before and two days after the measurement date, as defined in FAS 141 and EITF 99-12

The combination was accounted for as a purchase business combination as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed is based on an independent valuation report obtained by us.

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

During the first quarter of 2007, we initiated an action plan to sell the Telecom business unit. Consequently, the operations of this business were classified as discontinued operations from January 1, 2007 through the date of sale on October 30, 2007.

On October 30, 2007, we completed the sale of Triton to Greywolf Entertainment, Inc., pursuant to which we divested of all of our ownership interest in Triton. The principal reasons for our divestiture of the Triton business were to realign our management focus on the core business strategy and to eliminate cash drain from the non-core business units. The following is a summary of the sale agreement:

•	$1.35 million cash was paid at closing, and

•	We issued 6.2 million shares of common stock with a fair value of $0.1 million to the principal shareholder and CEO of the Buyer as a commission on the sale.

During the third quarter of 2007, we recorded an impairment charge of $3.4 million to adjust the carrying value of the Telecom Services asset group to the actual net proceeds from the sale of the assets. Prior to the impairment charge, the asset group consisted primarily of goodwill and other intangible assets recorded upon purchase of BSD by us during the first quarter of 2006. The accompanying consolidated statements of operations presented herein for the years ended December 31, 2007 and 2006, contain the results of operations for Telecom services in discontinued operations.

Tax Implications of Acquisitions - For income tax purposes, amounts assigned to particular assets acquired and liabilities assumed in the business combinations are different than amounts used for financial reporting. The differences in assigned values for financial reporting and tax purposes result in temporary differences. In applying FAS 109, “Accounting for Income Taxes”, we are required to recognize the tax effect of these temporary differences and, accordingly, a deferred tax liability has been recognized. We determined that our pre-existing and acquired deferred tax assets, and those acquired, including those subject to limitations, were more likely than not to be realized to offset the deferred tax liability. The reduction in the valuation allowance resulting in an asset was used to offset the deferred tax liability arising from the business combinations, pursuant to FAS 109.

In addition, the acquisitions of Sponge, Gavitec, 12Snap, and BSD involve a change of control of foreign entities, and as a result any net operating loss carryforward in existence prior to the acquisition may have limited or no use for us.

Letter of Intent to Acquire HipCricket - On August 24, 2006, we terminated a non-binding letter of intent to acquire HipCricket, Inc. (“HipCricket”), due to an inability of the parties to come to terms on a definitive purchase price. On February 16, 2006, we signed the letter of intent with HipCricket, under which we intended to acquire all of the outstanding shares of Hip Cricket in exchange for $0.5 million cash and $4.0 million of our common stock, subject to due diligence and signing of a mutually agreeable definitive purchase agreement by both parties.

In addition to signing the letter of intent, we loaned HipCricket the principal amount of $0.5 million in the form of (a) a promissory note, dated February 16, 2006, in the amount of $0.25 million and (b) a promissory note, dated March 20, 2006, in the amount of $0.25 million. The notes accrued interest at a rate of 8% per annum. The notes were to be applied toward the cash portion of the purchase price upon signing of a definitive purchase agreement for the acquisition of all of the outstanding shares of HipCricket by us, as contemplated in the letter of intent. On February 28, 2007, we reached an agreement with HipCricket pursuant to which HipCricket agreed to repay the amounts owing under the note in cash over the period of one year. HipCricket paid $0.3 million on March 2, 2007 and paid the note in full on July 27, 2007 by remitting the final $0.2 million plus interest accrued on the note. In consideration of the early payment, we forgave $24,000 in interest income that we would have earned with the original payment schedule through February 2008.

4. Discontinued operations and assets and liabilities held for sale

MPR, 12Snap & Telecom Services - During August 2006, we decided to sell our Micro Paint Repair business unit; this sale was completed on November 15, 2007. During the first quarter of 2007, we also decided to sell our remaining non-core business units, including 12Snap and Telecom Services. Our sale of 12Snap was completed in April 2007, and our sale of Telecom Services was completed in October 2007. The results of operations of these business units have been reclassified to discontinued operations for all periods contained in this Form 10-K. The assets and liabilities of these operations are classified as Held For Sale. Assets Held for Sale are not depreciated or amortized.

Sponge and Mobot Businesses - In the fourth quarter of 2006, we disposed of two subsidiaries, Sponge and Mobot. All assets and liabilities associated with these two subsidiaries were disposed of in the sale. We reviewed the pertinent facts related to the above dispositions with respect to the criteria outlined in FAS 144 and other applicable literature and concluded that they should be accounted for as discontinued operations. The assets and liabilities of these operations are classified as Held For Sale. Assets Held for Sale are not depreciated or amortized.

Discontinued Operations

The operating results of the Micro Paint Repair business unit, Sponge, Mobot, 12Snap and Telecom subsidiaries classified as discontinued operations are indicated in the following table. There is no tax expense or benefit to report due to our net operating loss carry forward tax position.

The following table presents a summary of results of our discontinued operations for the years ended December 31, 2007 and 2006:
	Micro Paint Repair	Mobot	Sponge	12Snap	Telecom Service	Total
2007
Net sales	$1,200	$-	$-	$2,621	$1,550	$5,371
Cost of sales	1,518	-	-	361	479	2,358
Gross profit	(318)	-	-	2,260	1,071	3,013

Sales and marketing expenses	784	30	58	1,181	343	2,396
General and administrative expenses	702	-	1	434	1,008	2,145
Research and development costs	171	15	-	407	-	593
Loss from operations of discontinued business	($1,975)	($45)	($59)	$238	($280)	($2,121)
Loss on disposal of business	(457)	-	-	(2,724)	(3,429)	(6,610)
Loss from discontinued operations	($2,432)	($45)	($59)	($2,486)	($3,709)	($8,731)

2006
Net sales	$1,547	$436	$1,036	$7,333	$1,371	$11,723
Cost of sales	1,912	591	397	2,578	-	5,478
Gross profit	(365)	(155)	639	4,755	1,371	6,245

Sales and marketing expenses	1,194	725	1,028	4,053	993	7,993
General and administrative expenses	1,192	198	740	3,270	1,380	6,780
Research and development costs	245	565	-	1,258	-	2,068
Impairment charge	-	-	-	18,327	-	18,327
Loss from operations of discontinued business	($2,996)	($1,643)	($1,129)	(22,153)	($1,002)	($28,923)
Loss on disposal of business	-	(4,367)	(5,051)	-	-	(9,418)
Loss from discontinued operations	($2,996)	($6,010)	($6,180)	($22,153)	($1,002)	($38,341)

The Assets and Liabilities Held for Sale as of December 31, 2007 and 2006 are presented below:
2007	Micro Paint Repair	Mobot	Sponge	12Snap	Telecom Service	Total
ASSETS
Current assets:
Cash and cash equivalents	$58	$-	$-	$-	$-	$58
Trade accounts receivable, net	26	-	-	-	-	26
Inventories of finished goods	14	-	-	-	-	14
Prepaid expenses and other current assets	5	-	-	-	-	5
Total current assets	103	-	-	-	-	103

Leasehold improvements & property and equipment, net	46	-	-	-	-	46
Other long-term assets	10	-	-	-	-	10
Total assets held for sale	$159	$-	$-	$-	$-	$159

LIABILITIES
Current liabilities:
Accounts payable	$7	$-	$-	$-	$-	$7
Taxes payable	6	-	-	-	-	6
Total liabilities held for sale	$13	$-	$-	$-	$-	$13

2006	Micro Paint Repair	Mobot	Sponge	12Snap	Telecom Service	Total
ASSETS
Current assets:
Cash and cash equivalents	$81	$-	$-	$721	$72	$874
Trade accounts receivable, net	196	-	-	1,842	1,577	3,615
Inventories, net of allowance	154	-	-	-	-	154
Prepaid expenses and other current assets	36	-	-	407	12	455
Total current assets	467			2,970	1,661	5,098

Leasehold improvements & property and equipment, net	135	-	-	200	48	383
Goodwill and other intangible assets, net	2,470	-	-	5,876	5,593	13,939
Total assets held for sale	$3,072	$-	$-	$9,046	$7,302	$19,420

LIABILITIES
Current liabilities:
Accounts payable	$25	$-	$-	$640	$1,854	$2,519
Taxes payable	8	-	-	-	1,037	1,045
Accrued expenses	22	-	-	384	6	412
Accrued purchase price guarantee	-	-	-	1,760	-	1,760
Notes payable	-	-	-	2,108	73	2,181
Deferred revenues and other	352	-	-	1,988	-	2,340
Total liabilities held for sale	$407	$-	$-	$6,880	$2,970	$10,257

Inventory included in assets held for sale as of December 31, 2006 is as follows:

Raw materials	$89	$-	$-	$-	$-	$89
Finished goods	65	-	-	-	-	65
Total	$154	$-	$-	$-	$-	$154

5. Preferred stock

We are authorized to issue 25 million shares of preferred stock, par value $0.01 per share. We may issue preferred stock in one or more series and having the rights, privileges, and limitations, including voting rights, conversion rights, liquidation preferences, dividend rights and preferences and redemption rights, as may, from time to time, be determined by our Board of Directors. Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as our Board of Directors deems appropriate. In the event that we determine to issue any shares of preferred stock, a certificate of designation containing the rights, privileges, and limitations of this series of preferred stock shall be filed with the Secretary of State of the State of Delaware. The effect of this preferred stock designation power is that our Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control of our company without further action by our stockholders, and may adversely affect the voting and other rights of the holders of our common stock. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

Series A Preferred Stock. During December 1999, our Board of Directors approved a Certificate of Resolutions Designating Rights and Preferences of Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 1999. By this approval and filing, 200,000 shares of Series A Preferred Stock were designated. Series A Preferred carries the following rights:

•
The right to receive mandatory cash dividends equal to the greater of $0.001 per share or 100 times the amount of all dividends (cash or non-cash, other than dividends of shares of common stock) paid to holders of the common stock, which dividend is payable 30 days after the conclusion of each calendar quarter and immediately following the declaration of a dividend on common stock;

•	One hundred votes per share of Series A Preferred on each matter submitted to a vote of our stockholders;

•
The right to elect two directors at any meeting at which directors are to be elected, and to fill any vacancy on our Board of Directors previously filled by a director appointed by the Series A Preferred holders;

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

•	The right to be redeemed in accordance with our stockholders rights plan.

While accrued mandatory dividends are unpaid, we may not declare or pay dividends or distributions on, or redeem, repurchase or reacquire, shares of any class or series of junior or parity stock.

The Series A Preferred was created in connection with our stockholders rights plan. No shares of Series A Preferred were outstanding as of December 31, 2007.

Series A Convertible Preferred Stock. On June 19, 2001, our Board of Directors approved a Certificate of Designations to create 500,000 shares of a Class of Series A Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on June 20, 2001. By this approval and filing, 47,511 shares are designated as Series A Convertible Preferred Stock and remain to be issued. Our Series A Convertible Preferred Stock, par value $0.01 per share, has the following rights:
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

•
Upon merger or consolidation, or the sale, lease or other conveyance of all or substantially all of our assets, shares of Series A Convertible Preferred are automatically convertible into the number of shares of stock or other securities or property (including cash) to which the common stock into which it is convertible would have been entitled; and

•	Shares of Series A Convertible Preferred are entitled to one vote per share, and vote together with holders of common stock.

As of December 31, 2007, there were no shares of Series A Convertible Preferred outstanding.

Series B Convertible Redeemable Preferred Stock. On January 16, 2002, our Board of Directors approved a Certificate of Designation, Preferences, Rights and Limitations of Series B 12% Convertible Redeemable Preferred Stock, which was filed with the Secretary of State of the State of Delaware on February 28, 2002. By this approval and filing, 100,000 shares were designated as Series B 12% Convertible Redeemable Preferred Stock. Our Series B 12% Convertible Redeemable Preferred Stock, par value $0.01 per share, has the following rights:

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

•	Series B Preferred receive proceeds of $12.00 per share upon our liquidation, dissolution or winding up;

•
To the extent not redeemed on the first anniversary of issuance, Series B Preferred is automatically convertible into the then existing general class of common stock on the first anniversary of issuance at a price equal to $16.20 divided by the greater of $0.20 and the lowest publicly-sold share price during the 90 day period preceding the conversion date, but in no event more than 19.9% of our outstanding capital stock as of the date immediately prior to conversion.

•
Upon merger or consolidation, or the sale, lease or other conveyance of all or substantially all of our assets, shares of Series B Preferred are automatically convertible into the number of shares of stock or other securities or property (including cash) to which the common stock into which it is convertible would have been entitled; and

•
Shares of Series B Preferred are entitled to one vote per share and vote with common stock, except where the proposed action would adversely affect the Series B Preferred or where the non-waivable provisions of applicable law mandate that the Series B Preferred vote separately, in which case Series B Preferred vote separately as a class, with one vote per share.

No shares of the Series B Convertible Redeemable Preferred Stock have been issued or are currently outstanding.

Series C Convertible Preferred Stock. On February 22, 2006, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series C Convertible Redeemable Preferred Stock. By the approval and filing, 27,000 shares were designated as Series C Convertible Preferred Stock. Our Series C Convertible Preferred Stock, par value $0.01 per share, have the following rights:

•	Series C Convertible Preferred shares accrue dividends at a rate of 8% per annum;

•	Series C Convertible Preferred receive proceeds of $1,000 per share upon our liquidation, dissolution or winding up;

•
Each share of Series C Convertible Preferred shares shall be convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $0.50 or (ii) 97% of the lowest closing bid price of our common stock for the thirty trading days immediately preceding the date of conversion; and

•
At the Option of the Holders, if there are outstanding Series C Convertible Preferred shares on February 17, 2009, each share of Series C Preferred stock shall convert into shares of common stock at the Conversion Price then in effect on February 17, 2009; and

•	Series C Convertible Preferred shares have voting rights on an as converted basis with the common stock.

As of December 31, 2007, 20,097 shares of Series C Convertible Preferred Stock are issued and outstanding. We have no present agreements relating to or requiring the designation or issuance of additional shares of preferred stock.

6. Financing

We have entered into a series of Securities Purchase Agreements with Yorkville, as follows:
	August 24,	December 29,	March 27,	August 24,
	2006	2006	2007	2007	Total
Aggregate amount	$5,000,000	$2,500,000	$7,458,651	$1,775,000	$16,733,651
Fees paid	-	(270,000)	(780,865)	(200,000)	(1,250,865)
Accrued interest on prior obligations paid	-	-	(365,972)	-	(365,972)
Liquidated damages on prior obligations paid	-	-	(1,311,814)	-	(1,311,814)
Net proceeds to us	$5,000,000	$2,230,000	$5,000,000	$1,575,000	$13,805,000

Interest rate	10%	10%	13%	14%
Maturity date (2 years)	8/24/2008	12/29/2008	3/27/2009	8/24/2009

Number of warrants issued	175,000,000	42,000,000	125,000,000	75,000,000	417,000,000
Exercise price of warrants	.05 - .25 *	0.06 *	0.04 *	0.02
Warrant exercisable expiration date (5 years)	8/24/2011	12/29/2011	3/24/2012	8/24/2012

Convertible into our common stock:
conversion price per share	$0.15	$0.06	$0.05	$0.02
or percent of lowest closing bid price	90%	90%	90%	80%
of lowest volume weighted average price preceding conversion	30 days	30 days	30 days	10 days

Registration rights agreement:
file registration with SEC	within 30 days	within 150 days	before 4/12/07	30 days of demand
achieve effectiveness of registration statement with SEC	within 90 days	within 90 days	5/10/2007	90 days of demand

Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month	2% of principal, per month	2% of principal, per month	2% of principal, per month
Security pledged as collateral	substantially all of our assets	substantially all of our assets	substantially all of our assets	substantially all of our assets

* all warrants issued to Yorkville under these Agreements have been subsequently repriced to $0.02 per share.

Current Period Accounting Considerations

Due to our previous default position with respect to the convertible financial instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to the respective full face value during the fourth quarter of 2006. The March 2007 Debenture and the August 2007 Debenture were each initially recorded at their full fair value pursuant to FAS 155. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income. For the Series C Convertible Preferred Stock and the August 2006 and December 2006 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability (see below). This derivative instrument liability is also marked to market each reporting period. The face value or fair value, as appropriate, of each instrument as of December 31, 2007 and 2006 was:

	Face value	Fair value	Total
2007	(in thousands)
Series C Convertible Preferred Stock	$20,097		$20,097

August 2006 debenture	$5,000		$5,000
December 2006 debenture	2,500		2,500
March 2007 debenture		18,798	18,798
August 2007 debenture		4,401	4,401
	$7,500	$23,199	$30,699

	Face value	Fair value	Total
2006	(in thousands)
Series C Convertible Preferred Stock	$21,657		$21,657

August 2006 debenture	$5,000		$5,000
December 2006 debenture	2,500		2,500
	$7,500	$0	$7,500

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

The following tabular presentation reflects the components of derivative financial instruments related to convertible financial instruments on our balance sheet at December 31, 2007:

	Series C
	Convertible	August	December	March	August		Other
	Preferred	2006	2006	2007	2007	Other	Preferred
	Stock	Debenture	Debenture	Debenture	Debenture	Warrants (1)	Stock (1)	Total
	(in thousands)
Liabilities:
Common stock warrants	$480	$1,733	$420	$1,263	$833	26	-	$4,755
Embedded conversion feature(2)	7,930	7,925	3,962	n/a	n/a	-	79	19,896
	$8,410	$9,658	$4,382	$1,263	$833	$26	$79	$24,651

(1)    The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, we no longer controlled our ability to share-settle these instruments. These derivative financial instruments had fair values of $14.3 million, $0.97 million and $0.026 million on February 17, 2006, December 31, 2006, and December 31, 2007, respectively. The decrease in fair value of these other derivative financial instruments resulted primarily from a decrease in our share price between February 17, 2006, December 31, 2006, and December 31, 2007. The change in fair value is reported as “Gain on derivative financial instruments” on the condensed consolidated statement of operations during each period. These warrants will be reclassified to stockholders’ equity when we reacquire the ability to share-settle the instruments.

(2)     For the March 2007 and August 2007 debentures, the embedded conversion feature is effectively embodied in the fair value of those instruments.

The following table reflects the number of common shares into which the convertible instruments and warrants are convertible or exercisable at December 31, 2007:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007	Other
	Stock	Debenture	Debenture	Debenture	Debenture	Warrants
	(in thousands)
Common stock warrants	75,000	175,000	42,000	125,000	75,000	22,825
Embedded conversion feature (1)	2,166,031	943,396	471,698	1,420,695	334,906	0
Total	2,241,031	1,118,396	513,698	1,545,695	409,906	22,825

(1) The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature in the Series C convertible stock was convertible as of December 31, 2007 was calculated as the face value plus assumed dividends (if declared), divided by 97% of the lowest closing bid price for the 30 trading days preceding December 31, 2007. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of December 31, 2007 was calculated as the face value of each instrument divided by the lower of $0.01 or 50% of the average closing market price of our common stock for the 10 days prior to December 31, 2007.

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

	Year ended December 31,
	2007	2006
	(in thousands)
Series C Convertible Preferred Stock	($447)	$18,853
August 2006 debenture	2,284	(6,941)
December 2006 debenture	(645)	(1,238)
March 2007 debenture	(4,641)	-
August 2007 debenture	(3,796)	-
Other derivative instruments	(395)	2,003
	($7,640)	$12,677

The fair value of derivative financial instrument liabilities recorded as of December 31, 2007 and December 31, 2006 was:
	Year ended December 31,
	2007	2006
	(in thousands)

Warrants and embedded conversion features in preferred stock	$8,410	$8,815
Warrants and embedded conversion features in certain debentures	16,136	15,679
Other warrants	26	-
Fair value of future payment obligation	-	564
Special preference stock of Mobot	79	359
Total derivative financial instruments	$24,651	$25,417

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants that were issued in connection with the financings, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of December 31, 2007 are as follows:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007
	Stock	Debenture	Debenture	Debenture	Debenture	Other	Total

Holder	Yorkville	Yorkville	Yorkville	Yorkville	Yorkville	Other
Instrument	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Exercise price	$0.02	$0.01	$0.01	$0.01	$0.01	$ 0.01 - $3.45
Remaining term (years)	3.13	3.67	4	4.25	4.67	.02 - 3.13
Volatility	93%	110%	107%	108%	160%	90%-172%
Risk-free rate	3.07%	3.07%	3.45%	3.07%	3.45%	2.76% - 3.45%
Number of warrants	75,000,000	175,000,000	42,000,000	125,000,000	75,000,000	22,825,000	514,825,000

Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FAS 133, the compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives. For financings recorded in accordance with FAS 155, the entire hybrid instrument is initially recorded at fair value and subsequent changes in fair value are recognized in earnings.

Assumptions used as of December 31, 2007 in valuing derivative instruments embedded in financings recorded in accordance with FAS 133 included exercise estimates/behaviors and the following other significant estimates:

	Series C
	Convertible	August	December
	Preferred	2006	2006
	Stock	Debenture	Debenture
Conversion prices	$0.011	$0.0053	$0.0053
Remaining terms (years)	1.13	0.67	1.00
Equivalent volatility	213.03%	159.84%	155.04%
Equivalent interest-risk adjusted rate	9.00%	11.21%	11.21%
Equivalent credit-risk adjusted yield rate	71.00%	40.67%	36.83%

Significant assumptions included as of December 31, 2006 are as follows:

Holder	Cornell Capital Partners	Other
Instrument	Warrants	Warrants
Exercise price	$0.04	$0.01 - $3.45
Term (years)	4.13	0.5 - 4.13
Volatility	158.89% - 165.86%	158.89% - 165.86%
Risk-free rate	3.65%	3.65%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

Financial instruments recorded at fair value under FAS 155 were valued using the common stock equivalent approach. The common stock equivalent was calculated using the shares indexed to the financial instruments valued at the market rate of our stock and the present value of the coupon.

As of December 31, 2006, we were in default of the Investor Registration Rights Agreement pursuant to the August 24, 2006 and the December 29, 2006 Agreements, because the registration statement to register the shares underlying the secured convertible debenture issued on August 24, 2006 was not declared effective by the specified date. Due to the then-default status, Yorkville had certain material additional rights in these financing arrangements that did not previously exist. Specifically,

•	The full fair value of the secured convertible debentures was callable in the amount of $5,000,000 and $2,500,000, respectively;

•	The warrants could be exercised on a cashless basis;

•	We were responsible for liquidated damages of 2% of the principal up to a maximum of $0.5 million on each debenture;

•	The requirement for Yorkville to maintain an ownership interest in us of less than 5% was terminated;

Our accounting for the secured convertible debentures was updated to take into account certain specific accounting rules and regulations that were applicable under the default provisions as of December 31, 2006.

•
We incurred a charge to income from continuing operations at the time of the issuance of the December 29, 2006 secured convertible debenture to recognize the liability of the debenture at redemption value by fully writing off the debt discount.

•
Prior to the default, we were accreting the debt discount on the August 24, 2006 secured convertible debenture, using the effective interest method, through periodic charges to interest expense. Due to the default status, we accreted debt discount to the full fair value of the secured convertible debenture as of December 31, 2006, resulting in an additional charge to income from continuing operations of $4.8 million for the year ended December 31, 2006.

•
Both of these secured convertible debentures are now reported as debt in the current liabilities section of the balance sheet rather than long term, because the debentures are callable as demand debt due to the default.

The following table summarizes the allocation of the components of these instruments on their respective inception dates:
	August 24,		December 29,
	2006		2006
Instrument:	(in thousands	)	(in thousands )
Convertible debenture	$ -(1)		$2,500
Common stock warrants (2)	18,507		2,159
Embedded conversion feature	970		1,579
Derivative loss	(14,477)		(1,238)
Interest expense(3)	-		(2,770)
Total net proceeds	$5,000		$2,230

(1)
There were insufficient proceeds to allocate amounts to the August 24, 2006 debenture. For purposes of application of the effective interest method, an initial carrying value of 1% of the full amount of the debenture was assumed.

(2)	We issued warrants to purchase 175 million (August 24, 2006) and 42 million (December 29, 2006) shares of common stock in connection with the convertible debenture.

(3)
Due to the prior default status, the December 29, 2006 debentures were accreted up to the full face value of $2.5 million at inception and the financing costs of $0.3 million were expensed to interest expense. As a result of the prior default, we recorded total charges to income in the amount of $4.0 million, which is more than the face value of the debenture of $2.5 million.

In accordance with FAS 133, ‘Accounting for Derivative Instruments and Hedging Activities’, we determined that the conversion feature of the debenture met the criteria of an embedded derivative. The debenture does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debenture is not fixed. Furthermore, there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability

Due to our default position as of December 31, 2006, the August 24, 2006 debenture was written up to the full face value of $5.0 million as of December 31, 2006, which was the carrying value of the convertible debenture as of that date. Derivative financial instruments arising from the issuance of a convertible debenture are initially recorded, and continuously carried, at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided we meet all other criteria for equity classification.

Series C Convertible Preferred Stock

We entered into a Securities Purchase Agreement, dated February 17, 2006 (the “Agreement”) with Yorkville. Pursuant to the Agreement, Yorkville agreed to purchase $22.0 million 8% cumulative Series C convertible preferred stock convertible over a period of three years from the date of issuance. Net proceeds received amounted to $17.9 million, comprised of cash of $14.0 million, marketable securities with a calculated fair value of $0.6 million and a purchase value of $2.0 million, and the extinguishment of $3.2 million of preexisting indebtedness. In addition, Yorkville withheld $2.7 million commitment and structuring fees from the gross proceeds. The Agreement also provided for the issuance to Yorkville of warrants to purchase shares of our common stock. The Agreement also called for Yorkville to acquire an additional $5.0 million of Series C convertible preferred stock on the date a registration statement filed by us was declared effective by the U.S. Securities and Exchange Commission. In connection with the Agreement, we also entered into a registration rights agreement with Yorkville that required us to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, (ii) achieve effectiveness by December 1, 2006, and (iii) maintain effectiveness of the registration statement. We failed to meet these requirements; accordingly we were subject to liquidated damages amounting to 1% of the outstanding amount of Series C preferred stock per month, not to exceed $1.2 million.

At any time from the closing date until February 17, 2009, Yorkville has the right to convert the preferred stock, in whole or in part, into our common stock at the then effective conversion price, which varies relative to our trading stock price, as follows: $0.50 per share, or 97% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversions are limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate on any event of default.

The following table summarizes the conversions Yorkville has exercised under this agreement:

Date	Series C Shares	Common Shares
Issued	Converted	Issued
11/28/2006	378	6,631,579
06/19/2007	245	8,781,362
08/16/2007	500	25,773,196
10/24/2007	600	45,801,527
10/31/2007	180	13,740,458

Total	1,903	100,728,122

The remaining outstanding balance of Series C convertible preferred stock is 20,097 shares as of December 31, 2007.

The Series C convertible preferred stock, at the option of the holder, affords Yorkville anti-dilution protection should, at any time while the Series C preferred stock instruments are outstanding, we offer, sell or grant any option to purchase or offer, sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible preferred stock shares shall be reduced to the lower price. In case of any such adjustment in the effective conversion price for the convertible preferred shares, this could significantly dilute existing investors.

Under the Series C Agreement, Yorkville also received “A” warrants, “B” warrants and “C” warrants to purchase 20 million, 25 million, and 30 million shares of our common stock, respectively, exercisable in three separate tranches at a price of $0.50, $0.40 and $0.35, respectively, per share, subject to adjustment, included under anti-dilution protection similar to that described above. As an inducement to enter into subsequent financing arrangements with Yorkville, the warrants were repriced on December 29, 2006 to $0.04 per share, subject to all the original terms and conditions of the respective warrant agreements, resulting in a charge to income of $0.7 million. The warrants have a five-year contractual life. We can force exercise of the warrants if the closing bid price of our stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days. It is important to note that the warrants held by Yorkville contain a provision that, if at the time of exercise, we are in default of the warrant agreement, the holder can perform a “cashless” exercise of the warrants and in lieu of making payment of the exercise price in cash, elect instead to have shares withheld as consideration for the exercise price. In the event of such a “cashless” exercise, we would not receive any cash proceeds upon the exercise of such warrants. As of December 31, 2007, we are not in default of any of the provisions in the Investor Registration Rights Agreement entered into on February 17, 2006.

The 8% cumulative Series C convertible preferred stock contains consequences in case of default. Events of default which could subject us to penalties, damages, and liabilities as specified in the Agreement include:

•	Any case or action of bankruptcy or insolvency commenced by us or any subsidiary, against us or adjudicated by a court against us for the benefit of creditors;

•	Any default in our obligations under a mortgage or debt in excess of $0.1 million;

•	Any cessation in the eligibility of our stock to be quoted on a trading market;

•	Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely;

•
Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option, the warrants as described and transacted in the securities purchase agreement and accompanying documents;

•	Any failure to deliver certificates within the specified time; and

•	Any failure, by us, to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account on account of an event of default within 10 days of the date due.

Other provisions included in the Agreement include the following:

•	The 8% cumulative Series C convertible preferred stock is convertible into common stock, at the option of Yorkville, at any time after the effective date;

•	Conversions can be made in increments and from time to time;

•
The 8% cumulative Series C convertible preferred stock has voting rights on an “as converted” basis, meaning Yorkville is entitled to vote the number of shares of common stock into which the 8% cumulative Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders;

•
As promptly as practicable after any conversion date and subject to an effective registration statement or an exemption from registration, we shall cause our transfer agent to deliver a certificate representing the converted shares, free of any legends and trading restrictions for the number of shares converted;

•	We will reserve and keep available authorized and unissued registered shares available to be issued upon conversion;

•	Yorkville will not be responsible for any transfer taxes relative to issuance of shares;

•
If we offer, sell or grant stock at an effective per share price less than the then Conversion Price, then the Conversion Price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents;

As of December 31, 2006, we were in default of the registration rights agreement, and accordingly the accounting for the Series C convertible preferred stock was updated to take into account certain specific accounting rules and regulations that are now applicable under the default provision:

•
Prior to the default, we were accreting dividends on the Series C convertible preferred stock, using the effective interest method, through periodic charges to additional paid in capital. Due to the default status, we accreted dividends to the full face value as of December 31, 2006 of the Series C convertible preferred stock, resulting in an additional charge of $18.2 million to net loss attributable to common shareholders for the year ended December 31, 2006.

•	The Series C convertible preferred stock is now reported as demand debt in the current liabilities section of the balance sheet, pursuant to the guidance outlined in FAS 150.

At the inception date of February 17, 2006, a summary of the allocation of the components of the transaction was as follows:

Instrument:	(in thousands)
Convertible preferred stock (1)	$1,711
Common stock warrants (2)	16,172
Embedded conversion feature	1,935
Debt extinguishment loss (3)	(1,964)
Total net proceeds	$17,854

(1)
The discount to the face value of the 8% cumulative Series C convertible preferred stock that resulted from the allocation along with deferred costs was being accreted through periodic charges to additional paid-in capital using the effective interest method, prior to the accretion to full face value due to our being in default as of December 31, 2006 of the registration rights agreement

(2)
We issued warrants to purchase 75 million shares of common stock in connection with the 8% cumulative Series C convertible preferred stock. We also issued 2 million warrants (valued at $0.4 million) as financing fees.

(3)
The financing arrangement settled face value $3.2 million of preexisting indebtedness. The debt extinguishment loss was calculated as the amount that the fair value of securities issued (using a relative fair value basis) exceeded our carrying value.

In accordance with FAS 133, ‘Accounting for Derivative Instruments and Hedging Activities’, we determined that the conversion feature of the Series C convertible preferred stock met the criteria of an embedded derivative. The Series C convertible preferred stock has certain characteristics, primarily redemption if certain events of default occur, that make it more akin to a debt instrument, rather than an equity instrument. Furthermore, the Series C convertible preferred stock does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the Series C convertible preferred stock is not fixed. Furthermore, there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The carrying value of the 8% cumulative Series C convertible preferred stock amounted to $20.1 million and $21.6 million at December 31, 2007 and 2006, respectively. The face value of Series C convertible preferred stock is the same as the carrying value since the instrument was written up to full fair value due to our default position as of December 31, 2006. Derivative financial instruments arising from the issuance of Series C convertible preferred stock are initially recorded and continuously carried at fair values. Upon conversion of any derivative financial instrument, the change in fair value from the previous reporting date to the date of conversion is recorded to income (loss), and then the carrying value is recorded to paid-in capital, provided all other criteria for equity classification are met.

Standby Equity Distribution Agreements with Yorkville

On October 27, 2003, we entered into a $20 million Standby Equity Distribution Agreement (the “2003 SEDA”) with Yorkville. The agreement provided for a maximum “draw” of $0.3 million per week, not to exceed $0.8 million in any 30-day period, and Yorkville was obligated to purchase up to $20 million of our common stock over a two-year period. The SEDA became effective during January 2004, and expired after a two-year term in January 2006. During the years ended December 31, 2007 and 2006, we sold shares of our common stock to Yorkville pursuant to the 2003 SEDA as follows:

	Years ended December 31,
	2007	2006
	(in thousands)
Number of shares sold to Yorkville	-	751.9

Gross Proceeds from sale of shares	$-	$234
Less: discounts and fees*	-	(24)
Net Proceeds from sale of shares	$-	$210

* Pursuant to the terms of the 2003 SEDA, stock was valued at 98% of the lowest closing bid price during the week it was sold.

On March 30, 2005, we entered into the 2005 SEDA with Yorkville under which Yorkville agreed to purchase up to $100 million of our common stock over a two-year period, with the timing and amount of the purchase at our discretion. The maximum amount of each purchase would be $2.0 million, with a minimum of five business days between advances. The shares would be valued at 98% of the lowest closing bid price during the five-day period following the delivery of a notice of purchase by us, and we would pay 5% of the gross proceeds of each purchase to Yorkville. Based on our current market capitalization and other outstanding securities, we do not believe that the 2005 SEDA is currently a viable source of financing.

As a commitment fee for Yorkville to enter into the 2005 SEDA, we issued 50 million warrants to Yorkville with an exercise price of $0.20 per share for a term of three years, and also paid a cash commitment fee of $1 million. During the nine months ended September 30, 2006, Yorkville exercised 40 million of the warrants, generating cash proceeds of $8 million to us. During August 2006, in connection with the Convertible Debenture, we repriced the remaining 10 million warrants to an exercise price of $0.10 per share. We also issued 4 million warrants with an exercise price of $0.227 to a consultant as a fee in connection with the 2005 SEDA, which have not been exercised. We recorded the $13.3 million fair value of the warrants to “Deferred equity financing costs” at inception. This amount was written off during the three months ended September 30, 2006 because we believe that we can no longer consider the SEDA a viable financing source due to the utilization of the preferred stock financing and the debenture financing.

Promissory Note Payable to Yorkville

On March 30, 2005, we borrowed from Yorkville the principal amount of $10 million before discounts and fees in the form of a secured promissory note. Yorkville withheld structuring and escrow fees of $68,000 related to the note. The note was originally scheduled to be repaid at a rate of $1.1 million per month commencing May 1, 2005, which was subsequently changed to $0.84 million per month, continuing until principal and interest were paid in full. The note accrued interest at a rate of 8% per annum on any unpaid principal. In connection with the note, we entered into a security agreement with Yorkville under which the note was secured by all of our assets other than our patents and patent applications. During the period from March 30, 2005 through January 9, 2006, we made payments against the principal totaling $7.2 million. On February 17, 2006, we retired the balance of the principal in the amount of $2.8 million, plus accrued interest of $0.4 million, from the proceeds of the Series C convertible preferred financing arrangement with Yorkville. In connection with the payment and issuance of the Series C convertible preferred stock, we recognized a loss on extinguishment of debt of $1.96 million during the year ended December 31, 2006.

7. Property and equipment

As of December 31, 2007 and 2006, property and equipment consisted of the following:

	As of December 31,
	2007	2006
	(US dollars in thousands)

Furniture and fixtures	$287	$426
Equipment	374	862
Autos	17	17
Leasehold improvements	2	74
Total	$680	$1,379
Less: Accumulated depreciation	(595)	(1,188)
Total property and equipment, net	$85	$191

Depreciation expense was $103,500 and $95,300 for the years ended December 31, 2007 and 2006, respectively.

8. Goodwill and other intangible assets

As of December 31, 2007, and 2006, we had goodwill of $3.4 million related to our purchase of Gavitec. Goodwill consists of the excess of the purchase price paid over the identifiable net assets and liabilities acquired at fair value.

The following table summarizes the other intangible assets activity and balances for the years ended December 31, 2007 and 2006:

	Patents	Copyrighted Materials	Subtotal - Patents and Other Intangibles	Proprietary Software	Total Intangibles and Proprietary Software
	(in thousands)
Beginning Balance, December 31, 2005	$3,133	$0	$3,133	$140	$3,273
Additions	12	42	54	4,050	4,104
Amortization	(306)	-	(306)	(52)	(358)
Ending balance, December 31, 2006	$2,839	$42	$2,881	$4,138	$7,019

Additions	37	-	37	-	37
Amortization	(300)	(10)	(310)	(725)	(1,035)
Ending balance, December 31, 2007	$2,576	$32	$2,608	$3,413	$6,021

Weighted-average remaining amortization period (years)	9.9	2.2		5.0

As of December 31, 2007, we estimate future amortization expense of intangible assets for the next five years to be (in thousands):

2008	$965
2009	954
2010	934
2011	906
2012	146

9.  Investments in marketable securities and other long term assets

In 2005, we invested $0.3 million in exchange for 8.3 million shares of Pickups Plus, Inc (“PUPS”) restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C convertible preferred stock, we received marketable securities with a fair value of $0.6 million, of which, $0.2 million represented 20 million shares of PUPS common stock and $0.4 million in notes designated as held to maturity. In accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS is being recorded as available-for-sale securities and reported at fair value. Accordingly, unrealized gains and losses on the equity securities are reflected in the condensed consolidated statement of operations and comprehensive income (loss). During the year ended December 31, 2007, we recorded $0.2 million unrealized loss related to the PUPS stock in accumulated other comprehensive loss.

We hold four notes receivable from PUPS with a face value of $1.6 million and a fair value of $0. We incurred an impairment charge in the 4th quarter of 2006 to write the notes receivable down to their expected realizable value. The notes are delinquent and accrued interest at rates between 12 - 24% prior to the impairment. We have not recorded any interest income because we are using the cost recovery method.

We retained small percentages of ownership in some of the subsidiaries that we sold, including Mobot, represented by 18% ownership of FMS Group, which has operated the Mobot business subsequent to our sale of Mobot, Sponge, of which we retained a 7.5% ownership after the sale, 12Snap, of which we retained a 10% ownership after the sale (and sold on January 28, 2008), and Micro Paint Repair, represented by 5% ownership of Micro Paint Holdings Limited, which has operated the MPR business subsequent to our sale of MPR.

We have a long-term facility lease deposit of $0.2 million included in other long-term assets, which represents the deposit required on our Atlanta corporate office.

10.  Valuation accounts

We extend credit to our customers as determined on an individual basis and have recorded an allowance for doubtful accounts as shown in the table below, which also reflects the activity for the allowance accounts for the years ended December 31, 2007 and 2006:

	As of December 31,
	2007	2006

Beginning balance	$(69)	$(14)
Bad debt expense	(78)	(60)
Write-off of uncollectible accounts	69	4
Ending balance	$(78)	$(69)

The following table summarizes our inventory reserves as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006

Beginning balance	$(53)	$0
Provision	(27)	(53)
Charge-off	-	-
Ending balance	$(80)	$(53)

11. Comprehensive loss

Comprehensive loss consists of net income (loss) and other gains and losses affecting shareholders’ investment that, under accounting principles generally accepted in the United States, are excluded from net income. The following table summarizes the balances and activity by component of other comprehensive loss as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	(in thousands)
Beginning balance:
Unrealized gain/(loss) on marketable securities	(393)	(146)
Foreign currency translation adjustment	(317)	(31)

Annual Activity:
Unrealized gain/(loss) on marketable securities	(49)	(247)
Foreign currency translation adjustment	227	(286)

Ending balance	(532)	(710)

12. Income taxes

For the years ended December 31, 2007 and 2006, the components of income tax expense were as follows:

	2007	2006
(in thousands)
Current	$-	$-
Deferred	-	-
Foreign	-	-
Income tax expense (benefit)	$-	$-

As of December 31, 2007 and 2006, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	2007	2006
	(in thousands)
Net operating loss carryforwards (NOL)	$49,726	$39,967
Capital loss	3,677	3,689
Write-off of long-lived assets	9,801	3,012
Amortization of intangibles	(509)	-
Stock options compensation	1,717	1,930
Capitalized software development costs and fixed assets	1	709
Deferred revenue	100	236
Alternative minimum tax credit carryforward	45	45
Provisions for doubtful accounts	(343)	38
Accruals	2,483	-
Impairment loss	2,668	-
Derivative gain/loss	(596)	-
Gain on sale of marketable securities	209	-
Interest expense	7,114	-
Total deferred tax assets	76,093	49,626
Valuation allowance	(76,093)	(49,626)
Net deferred tax asset	$0	$0

Due to the uncertainty of the utilization and recoverability of the loss carry forwards and other deferred tax assets, we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable

For the years ended December 31, 2007 and 2006, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	As of December 31,
	2007	2006
	(in thousands)
Benefit at federal statutory rate	$(13,279)	$(22,929)
State income taxes, net of federal	(1,547)	(2,671)
Permanent and other, net	(11,641)	13,358
Decrease/(increase) in valuation allowance	$(26,467)	$(12,242)

As of December 31, 2007, we had net operating loss carry forwards for federal tax purposes totaling approximately $125.6 million which may be used to offset future taxable income, or, if unused, expire between 2011 and 2027 and a capital loss carry forward of $9.3 million. As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, the subsidiaries we owned during the years ended December 31, 2007 and 2006 which had foreign operations are not included with our consolidated income tax noted above. These subsidiaries have income tax expense as follows:

As of December 31,
	2007	2006
(in thousands)
12Snap	n/a	$-
Gavitec	-	-
Triton	n/a	-
Total	$-	$-

Gavitec has net operating loss carry forwards that are estimated to be as follows:

	As of December 31,
	2007	2006
	(in thousands)
Gavitec	$2,697	$2,277

Gavitec has estimated deferred tax assets and liabilities, not included in our consolidated deferred tax assets stated above, that are fully offset with a valuation allowance as indicated in the following table. Due to the uncertainty of the utilization and recoverability of the loss carry forwards and other deferred tax assets, we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

	2007	2006
	(in thousands)
Net operating loss carry forward	$(281)	$706
Intangible assets	-	(706)
Total	(281)	-

Less valuation allowance	281	-

Net deferred tax asset	$-	$-

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, we have concluded that we have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2006 that would materially distort our financial statements. Our methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit. The impact of this reassessment for the year ended December 31, 2007 did not have any impact on our results of operations, financial condition or liquidity.

13. Transactions with related parties

During the fourth quarter of 2005 and first quarter of 2006, we shipped and invoiced $0.8 million of Micro Paint Repair products to Automart, Inc., a Chinese company. In the third quarter of 2006, we established a reserve for bad debt against the open accounts receivable, and wrote off the deferred revenue and deferred costs, incurring a net charge to our statement of operations of $0.7 million. In our continuing collection efforts, we have found that Automart has subsequently become a party to a joint venture with Deep Field Technologies, an organization that owns 95% of the joint venture, and which was formerly listed on the OTCBB but is now delisted. We will recognize revenue on these shipments if and when collectibility is reasonably assured. David A. Dodge, our former Chief Financial Officer, is a member of the board of directors of Automart, and Kevin Hunter, our former Chief Scientist, was a member of the advisory board for Automart at the time of the transaction.

In December 2006, we entered into a twenty-five month consulting agreement with SKS Consulting of South Florida Corp. (“SKS”) whereby we pay SKS $1,000 per day worked on our behalf and 60,000 warrants per month for services rendered by George O’Leary and Jay Bonk. In payment of this agreement, we paid SKS $211,500 and issued stock valued at $13,513 to Mr. O’Leary and stock valued at $4,504 to Mr. Bonk during 2007. Mr. O’Leary is on our Board of Directors.

14. Commitments and contingencies

We lease our office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. We have incurred rent expense from continuing operations as follows:

	For the years ended December 31,
	2007	2006
	(in thousands)

Office and facility rent	$334	$652

We are party to various commitments and contingencies, such as:

•	We and our subsidiaries lease office facilities, certain office and computer equipment, and vehicles under various operating leases;

•	We are party to various consulting agreements that carry payment obligations into future years;

•	We have obligations for purchase price guarantees remaining from the acquisition of 12Snap;

•	We issued Series C convertible preferred shares with a face value of $20.1 million and convertible debentures with a face value of $7.5 million that are subject to conversion at future dates.

The following table sets forth our future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	2008	2009	2010	2011	2012	Thereafter	Total

Operating leases	$209	$183	$193	$113	$0	$0	$698
Vendor and consulting agreements	864	427	-	-	-	-	1,291
Notes payable	44	-	-	-	-	-	44
Subsidiary acquisition commitments	4,529	-	-	-	-	-	4,529
Convertible debentures	30,699	-	-	-	-	-	30,699
Series C Convertible Preferred Stock	20,097	-	-	-	-	-	20,097
Total	$56,462	$610	$193	$113	$0	$0	$57,378

On June 15, 2006, we issued 3,721,698 shares of our common stock as an initial payment against debt and accrued interest owed to Wayside Solutions, Inc. (“Wayside”), a corporation that had provided financing to BSD prior to our acquisition of BSD. Prior to the acquisition, we reached an agreement with Wayside to pay the outstanding debt due to Wayside subsequent to completion of the acquisition. The agreement contained a make whole provision that called for additional shares to be issued in the event the value of the original shares at the time of registration was less than the value at the time they were issued. We issued 28.8 million shares with a fair value of $0.7 million on August 16, 2007 in settlement of this obligation.

We also have employment agreements with our CEO and our CFO which are not reflected in the table above. Following are the details of each agreement:

William Hoffman is employed under the terms of an Employment Agreement dated June 18, 2007, whereby if he is terminated without cause or due to a change in control, he is entitled to 18 months salary, currently valued at $375,000, and accelerated vesting of one-half of any remaining unvested portion of the initial option grant of 20 million options. If Mr. Hoffman resigns his employment with us for good reason, he is entitled to eighteen months salary per his Employment Agreement. Mr. Hoffman's initial option grant vested 25% on the date of grant, with the remainder vesting in equal monthly installments over 48 months.

Frank Pazera is employed under the terms of an Employment Agreement dated January 1, 2008, whereby if he is terminated without cause or due to a change in control, he is entitled to 18 months salary, currently valued at $300,000, and accelerated vesting of one-half of any remaining unvested portion of the initial option grant of 5 million options. If Mr. Pazera resigns his employment with us for good reason, he is entitled to six months salary, currently valued at $100,000, per his Employment Agreement. Mr. Pazera's initial option grant vested 25% on the date of grant, with the remainder vesting in equal monthly installments over 48 months.

Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions could have a material adverse effect on our financial position or operating results.

Scanbuy, Inc. - On January 23, 2004, we filed suit against Scanbuy, Inc. (“Scanbuy”) in the Northern District of Illinois, claiming that Scanbuy has manufactured, or has manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing our patents.  The complaint stated that on information and belief, Scanbuy had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement and continue to engage in acts of infringement of the patents-in-suit.  On April 15, 2004, the court dismissed the suits against Scanbuy for lack of personal jurisdiction.

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer and affirmative defenses on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Discovery is ongoing.

15. Retirement plan

We sponsor a 401(k) retirement plan in which substantially all of our employees are eligible to participate. Each year, participants may contribute from 1% to 100% of their pretax annual compensation as defined by the Plan, up to limits established by the IRS regulations. All amounts contributed by participants and earnings on these contributions are fully vested at all times. The plan provides for matching and discretionary contributions by us, although no such contributions to the plan have been made to date.

16. Stock based compensation

We have five stock option plans, the 2005 Stock Option Plan (the “2005 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), and the 1996 Stock Option Plan (the “1996 Plan”), collectively referred to as the “Option Plans”. Options issued under these Option Plans have an option term of 10 years. Exercise prices of options issued under the Option Plans may be less than the fair market value per share of our common stock on the date of grant. Options may be granted with any vesting schedule as approved by the stock option committee, but generally the vesting periods range from 0 to 5 years. Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

On December 16, 2005, the stock option committee of our Board of Directors approved the 2005 Plan. We reserved 60 million shares of common stock on December 16, 2005 for issuance under the 2005 Plan. As of December 31, 2007, we have not registered the 60 million shares underlying the options in the 2005 Plan, and as a result all 60 million options remain available for issuance under the 2005 Plan.

On September 24, 2003, we adopted our 2003 Plan. The 2003 Plan provides authority to our stock option committee to grant up to 150 million non-qualified stock options. As of December 31, 2007, options to purchase 6.3 million shares of common stock remained available for issuance under the 2003 Plan.

On June 6, 2002, we adopted our 2002 Plan. The 2002 Plan provides for authority for the stock option committee of our Board of Directors to grant 10 million non-qualified stock options. As of December 31, 2007, options to purchase 20,000 shares of common stock remained available for issuance under the 2002 Plan.

On March 27, 1998, we adopted the 1998 Plan, providing for authority of the stock option committee of our Board of Directors to grant options to purchase up to 8 million shares of our common stock. As of December 31, 2007, options to purchase 165,450 shares of common stock remained available for issuance under the 1998 Plan.

On February 1, 1996, we adopted the 1996 Plan, providing 1.5 million shares of our common stock to be available for grant under the Plan. A total of 1,046,048 shares were issued upon the exercise of options granted under the 1996 Stock Option Plan from its inception through December 31, 2006. Effective on February 1, 2006, the 1996 Plan expired.

We also have one stock incentive plan, the 2003 Stock Incentive Plan (the “2003 Incentive Plan”). On October 31, 2003, the 2003 Incentive Plan was approved by the stock option committee. Under the terms of the 2003 Incentive Plan, we reserved 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. As of December 31, 2007, 426,451 shares of common stock remain available for issuance under the 2003 Stock Incentive Plan.

On February 1, 2007, we instituted a stock option repricing plan (the “Repricing”) as a retention tool to align our employees with our new vision. Under the Repricing, we repriced 50,178,750 stock options held by current employees, contractors, and directors as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that were scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon the one-year anniversary of grant date and 25% on each subsequent anniversary date.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions:

	Years ended December 31,
	2007	2006
Volatility	96 - 115%	56 - 117%
Expected dividends	-	-
Expected term (in years)	3	3
Risk-free rate	4.35%	4.35%

As of December 31, 2007, we had approximately 66.9 million shares of common stock reserved for future issuance under our stock option plans and stock incentive plan.

A summary of the transactions during the twelve months ended December 31, 2007 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual Life
		Average	Aggregate	Remaining
	Shares	Exercice Price	Intrinsic Value	in Years
	(In thousands)		(In thousands)
Outstanding at January 1, 2007	105,822	$0.20
Granted (exclusive of option repricing)	42,328	$0.03
Exercised	(1,639)	$0.01
Forfeited (exclusive of option repricing)	(31,000)	$0.25
Original options forfeited in connection with option repricing	(50,149)	-
Modified options granted in connection with option repricing	50,149	-
Outstanding at December 31, 2007	115,511	$0.08	$29	7.7
Exercisable at December 31, 2007	84,725	$0.06	$24	7.0

A summary of the transactions during the twelve months ended December 31, 2006 with respect to our stock option plans follows:

				Weight-
				Average
		Weighted-		Contractual Life
		Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	in Years
	(In thousands)		(In thousands)
Outstanding at January 1, 2006	100,041	$0.18
Granted	28,297	$0.33
Exercised	(2,931)	$0.12
Forfeited	(19,585)	$0.29
Outstanding at December 31, 2006	105,822	$0.20	$1,125	7.3
Exercisable at December 31, 2006	77,920	$0.17	$1,125	6.7

During the year ended December 31, 2007, a total of 1,639,444 options, with an intrinsic value of $77,316 were exercised, compared to an intrinsic value of $450,139 for the 2,930,975 options exercised during the year ended December 31, 2006. A summary of the status of our non-vested options as of December 31, 2007, and changes during the year ended December 31, 2007 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2007	27,902	$0.30
Granted	35,664	$0.02
Vested	14,453	$0.46
Forfeited	(18,327)	$0.17
Nonvested at December 31, 2007	30,786	$0.03

Total stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation for the year ended December 31, 2007 was $4.7 million. As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock awards was $2.8 million net of expected forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following table summarizes information about our stock options outstanding as of December 31, 2007:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.01 to $0.10	102,392	5.0	$0.03	72,953	$0.04
$0.11 to $0.20	6,010	2.9	$0.12	4,663	$0.12
$0.21 to $0.30	5,000	1.0	$0.24	5,000	$0.24
$0.31 to $0.40	2,109	1.0	$0.33	2,109	$0.33
$0.01 to $0.40	115,511	4.7	$0.05	84,725	$0.06

The following table summarizes information about our stock incentive plan for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
	(in thousands)

Shares issued under 2003 Stock Incentive Plan	1,299	18,432

Aggregate grant date fair value of shares issued	$73	$2,211

Expense recognized	$73	$2,244

Warrants

The following table summarizes information about our warrant activity for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
	(in thousands)
Warrants outstanding - beginning balance	316,325	71,375
Warrants issued	200,000	294,000
Warrants exercised	-	(49,000)
Warrants expired	(1,500)	(50)
Warrants outstanding - ending balance	514,825	316,325

The following table summarizes information about warrants outstanding at December 31, 2007, all of which are exercisable:

		Weighted Average
	Warrants	Remaining
Exercise Prices	Outstanding	Contractual Life
	(In thousands)	(In years)

$0.010	2,500	0.5
$0.020	502,000	3.8
$0.030	50	0.0
$0.048	3,500	1.8
$0.102	100	1.2
$0.110	2,500	1.2
$0.227	2,000	2.2
$0.328	2,000	1.0
$3.450	175	1.3
$0.01 to $3.45	514,825	3.8

Refer to Note 6 for discussion of warrants issued to Yorkville during 2007. The exercise price of all warrants outstanding to Yorkville as of August 24, 2007 was repriced as an inducement for Yorkville to enter into a financing arrangement with us on that date.

On February 14, 2006, we issued 2 million warrants with an exercise price of $0.328 and a term of five years to an unrelated third party as a fee for negotiating and structuring the Series C convertible preferred stock sale.

During March 2005, in connection with the signing of the 2005 SEDA, we issued 50 million warrants to Yorkville with an exercise price of $0.20 per share, and 4 million warrants with an exercise price of $0.229 to an independent third party as a fee for negotiating and structuring the SEDA. We charged the fair value of the warrants of $12.3 million to “Deferred equity financing costs.” 40 million warrants were exercised in the first quarter of 2006, generating $8.0 million cash proceeds to us.

17. Segment and geographical information

As of December 31, 2007, we were structured and evaluated by our Board of Directors and management as one business unit encompassing NeoReaderTM, legacy licensing, and hardware product lines; in prior years, these product lines were reported as part of the NeoMedia Mobile (“NMM”) business unit. Our operations are managed as one global unit out of Atlanta, Georgia and Aachen, Germany.

Consolidated net sales and net loss from continuing operations for the years ended December 31, 2007 and 2006, and the identifiable assets as of December 31, 2007 and 2006 by geographic area were as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Net Sales (1) :
United States	$547	$651
Germany	1,317	954
	$1,864	$1,605

Net Loss from Continuing Operations (1) :
United States	$(31,484)	$(29,517)
Germany	(420)	(548)
	$(31,904)	$(30,065)

	As of December 31,
	2007	2006
Identifiable Assets (1)
United States	$12,875	$37,551
Germany	649	574
	$13,524	$38,125

(1) Geographic reporting excludes the Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Service business units that are reported as discontinued operations and the corresponding assets and liabilities are reported as Held For Sale.

18. Common stock

Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of the common stock do not have cumulative voting rights, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and nonassessable. Except as otherwise required by Delaware law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or proxy.

On June 28, 2006, our shareholders voted to increase the number of shares of authorized common stock, par value $0.01 per share, from one billion to five billion.

19. Subsequent events

On January 28, 2008, we exercised a put option with 12Snap whereby we sold our remaining ten percent (10%) ownership of 12Snap to Bernd Michael (the “Buyer”), a private investor and former shareholder of 12Snap prior to our acquisition of 12Snap. The option agreement gave us the right to sell and the Buyer had the right to acquire the remaining 10% stake held by us for a purchase price of $0.8 million after December 31, 2007. This resulted in $0.8 million net proceeds to us in January 2008.

Yorkville converted 100 shares, 25 shares, 50 shares and 50 shares of Series C preferred stock on February 19, 2008, March 10, 2008, March 17, 2008 and March 25, 2008, respectively. In exchange for the Series C preferred stock, we issued 10 million, 2.5 million, 5 million and 5 million shares of common stock, respectively.

ITEM 9.	Changes in and disagreements with accountants on accounting and financial disclosures

None.

Item 9A (T).	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the year ended December 31, 2007, our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2007 due to the material weaknesses discussed below. Because the material weaknesses described below have not been remediated as of the filing date of this Form 10-K, our CEO and CFO conclude that our disclosure controls and procedures are not effective as of the filing date of this Form 10-K.

b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No.5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management’s evaluation also included assessing the effectiveness of internal controls over financial reporting at Gavitec AG, which was acquired on February 23, 2006. For our management’s assessment of internal controls over financial reporting as of December 31, 2006, management excluded the entity based upon the SEC’s “Management’s Report On Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Question #3 (revised October 6, 2004)”.

Our management identified the following material weaknesses as of December 31, 2007 to our internal control over financial reporting:

Entity Level Controls:

•
Our senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, our senior management was unable, due to time and resource constraints, to promptly address control weaknesses brought to their attention throughout this and the previous year’s audit;

•
We do not have a financial expert on the Audit Committee, which is currently comprised of only one member of the Board. The lack of a financial expert on the Audit Committee, combined with the complexity of certain financial transactions we engage in, raises the risk of a potential material misstatement to occur and go undetected in the financial statements;

•
We, through our senior management, failed to maintain formalized accounting policies and procedures. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

User Access General Controls:

•
Our senior management did not maintain sufficient controls related to the establishing, maintaining, and assigning of user access security levels in the accounting software package used to initiate, process, record, and report financial transactions and financial statements. Specifically, controls were not designed and in place to ensure that access to certain financial applications was adequately restricted to only employees requiring access to complete their job functions;

•
We failed to maintain proper spreadsheet controls at our Gavitec location. Specifically, critical spreadsheets are password protected and reside on a protected drive, but additional controls, such as critical cell formula testing and locking, logic testing, and input control are missing. Additionally, the Gavitec location did not have the excel policy adopted last year at our headquarters.

 Because of the material weaknesses, our CEO and CFO concluded that we did not maintain effective internal control over financial reporting at a reasonable assurance level as of December 31, 2007 or at the date of this filing.

c) Remediation

In connection with the material weakness noted in management’s report as of December 31, 2006, management would like to report the following material weaknesses have been remediated:

•
We have hired a new CFO, corporate controller, and two new staff accountants, who are deemed sufficiently qualified accounting personnel with the appropriate level of knowledge, experience and training in the application of GAAP and other financial reporting requirements. Additionally, complex transactions are outsourced for GAAP compliance to a third party “expert.”

•
Our Board of Directors, at the request of our CFO, adopted and implemented a company-wide risk assessment program. New procedures were communicated to appropriate personnel, and we have taken steps to ensure compliance with the program.

•	We have obtained, reviewed and obtained acknowledgment from our employees regarding the Code of Conduct. New employees hired in 2007 were also subject to this requirement.

•	We have revised and distributed effective information technology policies and procedures, which addresses financial reporting risks associated with the IT function.

•	Our senior management has adopted stronger controls over data back up and off site storage process. The data back up tapes are verified as successful, and are stored offsite in a safe environment.

•
We have adopted and maintained a Company-wide anti-fraud program over the initiating and processing of financial transactions, as well as other Company-wide procedures which may have an impact on internal controls over financial reporting.

•
We maintain, through a review performed by our Controller and CFO, effective controls over the recording of recurring and non-recurring journal entries. All journal entries are subject to supervisory review and approval of journal entries for the recording of all financial transactions.

•
We maintain effective controls over the income tax provision, including deferred tax assets and net operating loss carry-forwards related to foreign acquisitions completed in 2006. Controls are also now deemed effective in the analysis of certain account balances, such as goodwill, which were previously impacted as a result of the control failure.

•
We maintain adequate controls over the accuracy, presentation and disclosure in recording revenue. Controls are currently in place to ensure that revenue transactions are analyzed for appropriate presentation and disclosure for recognition of revenue.

The continued remediation of the material weaknesses described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that our efforts, when completed, will remediate the material weaknesses in internal control over financial reporting as described above. However, our management and our Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

d) Subsequent Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other information

None.

PART III

ITEM 10.	Directors, executive officers, and corporate governance

Directors and Executive Officers

As of February 16, 2008, our directors and executive officers were:

Name	Age	Position
William J. Hoffman	46	Chief Executive Officer and Chairman of the Board
Christian Steinborn	38	Chief Operating Officer
Frank J. Pazera	47	Chief Financial Officer
James J. Keil	80	Director
George G. O’Leary	45	Director

The following is certain summary information with respect to our directors and executive officers:

William J. Hoffman, Jr. joined us on June 18, 2007 as our Chief Executive Officer. Prior to joining NeoMedia, Mr. Hoffman was the CEO and co-founder of Uniqua Technologies, Inc, where he led the company to establish the first business-to-business mobile virtual network operator (MVNO) in the United States using GSM technology. Uniqua also provides enterprise mobile commerce and data solutions to businesses. He co-founded Vectorlink Communications Corporation, a subsidiary of Uniqua, which provides licensed and unlicensed broadband and telephony services to government, business, and consumers in Texas.

Prior to this, Mr. Hoffman was President and CEO for mBlox, Inc., the world’s largest wireless transaction processing network, from 2002 to 2004. There he focused on reorganizing, restructuring, and then rapidly growing the business to over 180 countries. His responsibilities included capital structure, Board, organization, strategy, and execution of the firm’s business plan. He was instrumental in developing partnerships with more than 500 wireless operators around the globe including Vodafone®, T-Mobile®, Verizon® and Cingular®, and achieving a $75 million annual run-rate in 18 months time for the world’s largest provider of messaging infrastructure.

Before joining mBlox, Mr. Hoffman served at the pleasure of numerous large private equity firms who employed his skills to repair and rebuild substantial telephony and global wireless businesses in their portfolios. His successes include Advanced Telcom Group, Nuvox, Krone, and MobileSys, Inc. From 1997 to 2000, Mr. Hoffman served as an officer of Dobson Communications Corporation (NASDAQ: DCEL) and the president and chief operating officer of Logix Communications Enterprises, a business-to-business integrated voice and data service provider for which he led the spin off from Dobson.

Mr. Hoffman was Intermedia Communications Division Vice President-Florida from 1995 to 1997, where he grew the company's fiber-optic network and oversaw the creation of the largest competitive local phone and data service provider in Florida. From 1987 to 1995 Mr. Hoffman worked in numerous positions in sales, marketing and management at Sprint's Business Services Unit. He was a Captain in the U.S. Army in Europe working in military intelligence from 1983 to 1987. Mr. Hoffman holds a B.S. in Electrical Engineering from Auburn University.

Christian Steinborn joined us upon the acquisition of Gavitec on February 17, 2006, where he had been serving as a Member of the Executive Board since January 2004 and his responsibilities included operations, opening the market for new innovative products, total turnover and results, strategy, reporting and IP coverage. Prior to his election to the Executive Board, Dr. Steinborn held the responsibilities of Head of Business Development and Sales Worldwide at Gavitec for three years. He was promoted to our Chief Operating Officer on September 26, 2007 with the expanded role of global sales and operations for NeoMedia in addition to his ongoing responsibilities at Gavitec. Prior to joining Gavitec, Dr. Steinborn was employed at Scantech BV as Director of Operations, and at Lufthansa in an internship. Dr. Steinborn started his career in a family-owned construction company in Bad Neuenahr, Germany, working for six years in business strategy and loyalty development. Dr. Steinborn studied psychology and law at the University of Bonn and has a PhD in Banking Operations Law and an International MBA from the NIMBAS Graduate School of Management in Utrecht, the Netherlands and Bradford, UK.

Frank J. Pazera joined us on October 19, 2007 as our Chief Financial Officer. Prior to joining us, Mr. Pazera was a partner in the Atlanta office of Tatum LLC, the largest executive services firm in the United States., and held CFO positions in both publicly traded and privately held technology companies. Mr. Pazera began his career at Arthur Andersen & Co. More recently, Mr. Pazera was Interim Chief Executive Officer of Covista Communications, Inc. where he also previously served as Chief Financial Officer and Treasurer. Mr. Pazera has also held Senior Financial Executive positions at Airgate PCS, Inc., Network One, MCI Telecommunications and Turner Broadcasting, among others. Mr. Pazera holds a BBA in Accounting from the University of Wisconsin, Milwaukee and an MBA from the Goizueta Business School at Emory University, Atlanta.

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

George G. O’Leary was named to our board of directors in February 2007, and is currently the President of SKS Consulting of South Florida Corp. Prior to assuming his duties with us, he was and still is a consultant to NeoGenomics (OTCBB:NGNM) and was acting Chief Operating Officer from October 2004 to April 2005 were he helped the turn-around of that organization. He is currently a member the board of directors of NeoGenomics Inc. and ISONICS Corporation, both of which are public companies. Prior to becoming an officer of NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated (CRI). Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business for this major cable operator until it was sold to Time Warner.

Election of Directors and Officers

Directors are elected at each annual meeting of shareholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Officers are elected annually by our Board of Directors and hold office at the discretion of our Board of Directors. Our By-Laws permit our Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders and the due election and qualification of his successor.

Committees of our Board of Directors

Our Board of Directors have an Audit Committee, a Compensation Committee and a Stock Option Committee; there is not a standing Nominating Committee.

❖
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. During 2007, members of the Audit Committee were non-employee directors James J. Keil and A. Hayes Barclay. Mr. Barclay resigned from our Board of Directors on July 11, 2007; and as a result, Mr. Keil now serves as the sole member of our Audit Committee. Due to financial constraints, we do not currently have an Audit Committee financial expert serving on our Audit Committee.

❖
Compensation Committee – The Compensation Committee is responsible for recommending compensation and benefits for our executive officers to our Board of Directors and for administering our Incentive Plan for our management. Outside directors James J. Keil and A. Hayes Barclay were members of our Compensation Committee during 2007. Upon Mr. Barclay’s resignation, George O’Leary was appointed to the Compensation Committee.

❖
Stock Option Committee – The Stock Option Committee has responsibility for administering our stock option plans. During 2007, the committee was comprised of non-employee directors James J. Keil and A. Hayes Barclay. Subsequent to Mr. Barclay’s resignation, Mr. O’Leary was appointed to the Stock Option Committee.

Director Compensation – Outside directors are currently compensated through a combination of cash and stock options. For independent Directors, our compensation policy for the year ended December 31, 2007 was as follows:

$1,000 for each Board of Director meeting attended in person;
$500 for each telephonic meeting attended;
$500 for each Committee meeting attended (whether in person or telephonic); subject to
A maximum amount compensated per day of $1,000.

On February 2, 2007, we appointed George O’Leary to our board of directors. Mr. O’Leary is currently the President of SKS Consulting of South Florida Corp. and is working with us under a two year consulting agreement. Due to our payments under the consulting contract with SKS, we did not pay Mr. O’Leary any Director’s fees during the year ended December 31, 2007.

Code of Ethics

We have adopted a code of ethics, as required by the rules of the SEC (included by reference hereto). This code of ethics applies to all of our directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2007 all officers, directors and ten percent beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year.

ITEM 11.	Executive compensation

Compensation Discussion and Analysis

This compensation discussion and analysis is designed to explain our policies and considerations used for determining compensation structure for our principal executive officer, principal financial officer, and other executive officers (collectively, “the Named Executive Officers”). Detailed quantitative disclosures of named executive officer compensation, equity awards, and equity positions relative to the Named Executive Officers follow this compensation discussion and analysis. The purpose of the compensation discussion and analysis is to put into context such compensation disclosures, and to present a qualitative discussion of our compensation matters through the eyes of management.

Objectives of compensation structure – We operate in an emerging and highly competitive industry. The primary objective of our executive compensation structure is to attract, motivate, and retain executives who drive our success and industry leadership, and thus create shareholder value. We seek to align our executives’ compensation with performance goals that will create shareholder value through the creation of sales, net income, and increased stock price.

What the programs are designed to reward – The executive compensation structure is designed to reward executives for both near-term individual performance and long-term Company performance. Individual performance is generally evaluated through the completion of periodic performance reviews. Long-term Company performance goals are measured primarily through financial indicators such as stock price, sales, and net income.

Elements of compensation – The components of the compensation program for executive officers are as follows:

❖
Base Salary – Base salaries are determined based on a variety of factors, including the executive’s scope of responsibilities, an assessment of similar roles at other companies, and a comparison of salaries paid to peers within the Company. Base salaries are set at levels that allow us to attract and retain executive employees that will enable us to deliver on our business goals. Base salaries are reviewed from time to time in connection with performance reviews and may be adjusted after considering performance along with the factors noted above. The Compensation Committee is responsible for setting and adjusting salaries of the Named Executive Officers. The Compensation Committee currently consists of James J. Keil, an independent director, and George O’Leary, an outside director, who is compensated through a consulting agreement with us.

❖
Stock-based Compensation – Under our stock option plans, executives, employees, consultants and directors are eligible to receive stock option awards from time to time as determined by the Stock Option Committee, which currently consists of directors James J. Keil, and George O’Leary. A stock option award is a right to acquire shares of our common stock at a fixed exercise price that is generally equal to the stock price on the date of grant. Stock option awards can vest based on the passage of time, or based on achievement of specific performance goals. Historically, we have primarily issued options to executives with time-based vesting, generally 25% upon grant and 25% on each subsequent anniversary date. The stock option awards guidelines vary by the level of responsibility of the executive. In 2007, new performance based options were granted to certain executives that are tied to achievement of revenue and profit goals during the next four fiscal years.

Additionally, we have a stock incentive plan under which unrestricted share-based awards are granted at the discretion of the Compensation Committee, or the Board as a whole. These shares have historically been used to compensate non-executive employees and consultants, and we do not have any plan to issue any such new shares to executives during 2008.

❖
Bonus – We did not have a formal incentive plan for management in place for the years ended December 31, 2006, and therefore did not pay bonuses for that year. During 2007, we adopted an incentive plan for William Hoffman, who joined us mid-year as our CEO. Mr. Hoffman’s bonus for 2007 was determined by the Board of Directors at the time of his hire, and was based on the achievement of Revenue, Operating Profit, and Operating Metric objectives for the remainder of 2007. The Board reviewed the objectives subsequent to year-end and determined that Mr. Hoffman had met his objectives for the year ended December 31, 2007, and his bonus was paid out in March, 2007.

The incentive plan for the year ending December 31, 2008 has been expanded to include an incentive element for all employees of the Company and is based upon the attainment of certain corporate and/or individual performance goals during each quarter throughout the year. The incentive for Named Executive Officers and the management team of the Company is based upon specific revenue and net income goals for 2008 and beyond. The incentive plan is designed to provide additional incentive to our executive management to achieve these growth and profitability goals.

Performance goals under the Incentive Plan are determined by the Compensation Committee for both Company and/or the employee's individual performance prior to the beginning of each quarter and year. If performance goals are attained, eligible employees are entitled to an award based upon a specified percentage of their base salary and in some cases may be eligible for performance-based equity awards in addition to cash bonus awards. Historically, the primary performance goals have been financial metrics, specifically our net income.

❖
Benefits – During the year ended December 31, 2007, our executives were eligible for the same level and offering of benefits made available to other employees, including health insurance, and a non-matching 401(k) Plan.

Why we choose to pay each element – We operate in an emerging market, and have historically reported net operating losses on a year over year basis. As a result, executive compensation packages tend to be weighted more heavily with stock-based rather than cash-based compensation, since our cost of capital is relatively high. We believe that stock based compensation aligns the interest of our executives and employees with the goals of our shareholders, which is to drive shareholder value, primarily through increased stock price.

How we determine the amount – We rely primarily on publicly available data to help benchmark levels of base salary, target annual incentives, and stock-based and other long-term incentives. The Compensation Committee and Stock Option Committee determine the executive’s appropriate salaries and stock-based awards based on available information, along with financial considerations such as our liquidity and the impact to shareholder dilution.

How each element fits into our overall compensation objectives – The overall goal of our compensation plan is to attract and retain skilled executives who will drive shareholder value. We believe our executives’ competitive base salaries are competitive enough to attract viable leaders committed to our vision. We believe that our stock based compensation plans align the goals of our executives with those of our shareholders.

NeoMedia Technologies, Inc.
Compensation Committee

James J. Keil (Chairman)
George O’Leary

Executive Compensation

The following table sets forth certain information with respect to the compensation paid to persons serving as our principal executive officer during the last completed fiscal year, the person serving as our principal operating officer during the last completed fiscal, and person serving as our principal financial officer during the last completed fiscal year (collectively, "the Name of the Executive Officers") during the years ended December 31, 2007 and 2006. We did not employ any additional executive officers as of December 31, 2007.

				Option
Name and		Salary	Bonus	Awards (1)	Total
Principal Position	Year	($)	($)	($)	($)

William Hoffman	2007	$140,223	$68,800	$312,717	$521,740
Chief Executive Officer

Christian Steinborn	2007	$246,794	-	$12,029	$258,823
Chief Operating Officer

Frank Pazera	2007	$56,122	-	-	$56,122
Chief Financial Officer

Charles W. Fritz (2)	2007	$106,545	-	-	$106,545
Interim President and CEO	2006	$206,334	-	-	$206,334

David A. Dodge (3)	2007	$84,732	-	-	$84,732
Vice President and CFO	2006	$144,295	-	-	$144,295

Scott Womble (4)	2007	$122,332	$18,000	-	$140,332
Interim Chief Financial Officer

(1) Dollar value of option awards is based on grant date fair value computed in accordance with FAS 123R; reader should refer to footnote 15 to the accompanying financial statements for detailed description of the assumptions used to calculate fair value.

(2) Charles W. Fritz resigned as our Chairman of the Board on October 15, 2007.

(3) David A. Dodge resigned as our Vice President and CFO on June 30, 2007.

(4) Scott Womble resigned as our Interim CFO on December 14, 2007.

Grants of Plan-based Awards

None.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain information relative to outstanding option awards held by the Named Executive Officers (there are no stock awards outstanding) as of December 31, 2007:

Option Awards
					Equity Incentive Plan
	Number of Securities				Awards: Number of
	Underlying				Securities Underlying		Option
	Unexercised Options				Unexercised		Exercise	Option
	Exercisable		Unexercisable		Unearned Options		Price	Expiration
Name	(#)		(#)		(#)		($)	Date

William Hoffman	7,072,917		12,927,083	(1)	-		$0.035	06/10/17

Christian Steinborn	100,000	(2)	-		-		$0.045	02/23/16
	100,000	(2)	-		-		$0.075	02/23/16
	-		100,000	(2), (3)	-		$0.125	02/23/16
	-		100,000	(2), (3)	-		$0.175	02/23/16
	-		-		2,000,000	(4)	$0.047	02/15/17
	-		400,000	(5)	-		$0.011	12/19/17
	-		400,000	(5)	-		$0.011	12/19/17
	-		400,000	(5)	-		$0.011	12/19/17
	-		400,000	(5)	-		$0.011	12/19/17
	-		-		400,000	(6)	$0.011	12/19/17
	-		-		400,000	(6)	$0.011	12/19/17
	-		-		400,000	(6)	$0.011	12/19/17
	-		-		400,000	(6)	$0.011	12/19/17

Charles W. Fritz	10,000,000		-		-		$0.010	10/19/13
	3,000,000	(2)	-		-		$0.045	03/08/14
	1,000,000	(2)	-		-		$0.075	03/08/14
	2,000,000	(2)	-		-		$0.045	02/08/15
	1,000,000	(2)	-		-		$0.075	02/08/15
	1,000,000	(2)	-		-		$0.125	02/08/15
	1,000,000	(2)	-		-		$0.045	12/16/15
	500,000	(2)	-		-		$0.075	12/16/15
	500,000	(2)	-		-		$0.125	12/16/15

David A. Dodge	1,600,000		-		-		$0.010	10/19/13
	1,500,000	(2)	-		-		$0.045	03/08/14
	500,000	(2)	-		-		$0.075	03/08/14
	1,250,000	(2)	-		-		$0.045	02/08/15
	625,000	(2)	-		-		$0.075	02/08/15
	1,000,000	(2)	-		-		$0.045	12/16/15

Scott Womble	17,500	(2)	-		-		$0.045	06/19/16
	17,500	(2)	-		-		$0.075	06/19/16
	-		17,500	(2), (7)	-		$0.125	06/19/16
	-		17,500	(2), (7)	-		$0.175	06/19/16

(1) 5,000,000 of Mr. Hoffman's options vested immediately upon grant on June 11, 2007, and the remainder vest on a monthly basis over four years.

(1) 5,000,000 of Mr. Hoffman's options vested immediately upon grant on June 11, 2007, and the remainder vest on a monthly basis over four years.

(2) Effective February 1, 2007, options held by NeoMedia employees, including Mr. Fritz, Mr. Dodge, Dr. Steinborn and Mr. Womble were repriced as follows: all vested options were repriced to $0.045 per share; all unvested options vesting during 2007 were repriced to $0.075; all unvested options vesting during 2008 were repriced to $0.125; and all unvested options vesting during 2009 were repriced to $0.175.

(3) 100,000 options vested on February 23, 2008 and 100,000 vest on February 23, 2009.

(4) 500,000 performance-based options vested on February 16, 2008 depending on achievement of performance plan for 2007, and 500,000 vest on each subsequent anniversary for three years depending on achievement of performance plans for the previous year.

(5) 400,000 options vest on December 20, 2008, 400,000 options vest on December 20, 2009, 400,000 options vest on December 20, 2010, and 400,000 options vest on December 20, 2011.

(6) 400,000 performance-options vest on February 15, 2009 depending on achievement of performance objectives for 2008, and 400,000 options vest on each subsequent February 15th for three years depending on achievement of performance objectives for the previous year.

(7) Mr. Womble resigned as NeoMedia's Assistant Controller on February 15, 2008 forfeiting as of that date 17,500 options scheduled to vest on June 20, 2008 and 17,500 options scheduled to vest on June 20, 2009.

Option Exercises and Stock Vested

None.

Pension Benefits

None.

Change in Control Agreements

We are currently party to the following employment agreements with our CEO and our CFO:

William Hoffman is employed under the terms of an Employment Agreement dated June 18, 2007, whereby if he is terminated without cause or due to a change in control, he is entitled to 18 months' salary, currently valued at $375,000, and accelerated vesting of one-half of any remaining unvested portion of the initial option grant of 20 million options. If Mr. Hoffman resigns his employment with us for good reason, he is entitled to eighteen months' salary per his Employment Agreement. Mr. Hoffman's initial option grant vested 25% on the date of grant, with the remainder vesting in equal monthly installments over 48 months.

Frank Pazera is employed under the terms of an Employment Agreement dated January 1, 2008, whereby if he is terminated without cause or due to a change in control, he is entitled to 18 months' salary, currently valued at $300,000, and accelerated vesting of one-half of any remaining unvested portion of the initial option grant of 5 million options. If Mr. Pazera resigns his employment with us for good reason, he is entitled to six months' salary, currently valued at $100,000, per his Employment Agreement. Mr. Pazera's initial option grant vested 25% on the date of grant, with the remainder vesting in equal monthly installments over 48 months.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors for the year ended December 31, 2007:

	Fees			(c)
	Earned or	(a)	(1), (b)	All other
	Paid in	Stock	Option	Compen-
	Cash	Awards	Awards	sation	Total
Name	($)	($)	($)	($)	($)

James J. Keil (2)	$23,500	-	-	-	$23,500

A. Hayes Barclay (3)	$4,000	-	-	-	$4,000

George O'Leary (4) (5) (6)	-	$18,017	$7,005	$2,061	$27,083

(1)	All options held by outside directors are fully vested.

(2)
As of December 31, 2007, James J. Keil held 1,500,000 options with an exercise price of $0.045 and 1,000,000 options with an exercise price of $0.075. Effective February 1, 2007, options held by Mr. Keil were repriced as follows: all options with an exercise price less than $0.24 were repriced to $0.045, and all options with an exercise price greater than $0.24 were repriced to $0.075.

(3)	A. Hayes Barclay resigned from our Board on July 11, 2007.

(4)
George O'Leary did not receive any compensation as a director of the Company during 2007, but did receive consulting fees under an agreement between SKS Consulting of South Florida Corp. (SKS) and NeoMedia dated December 1, 2006 of $212,000. For further information, see Item 13 - Certain relationships and related transactions.

(5)	Under the consulting agreement between SKS and NeoMedia, Mr. O'Leary also receives the following equity-based compensation:

(a)	60,000 shares of restricted stock per month from December 2006 - December 2008 (on an anti-dilutive basis),

(b)	60,000 options per month for the period December 2006 - December 2008 with a price of $0.04 per share, and

(c)	up to 500,000 incentive-based options with a price of $0.10 per share.

(6)	In payment of the SKS contract, 25% of the equity-based items are issued to Jay Bonk, an employee of SKS.

Compensation Committee Interlocks and Insider Participation

From January 1, 2007 through July 11, 2007, the members of the Compensation Committee were James J. Keil and A. Hayes Barclay, both independent directors. Mr. Barclay resigned from the Board of Directors and the Compensation Committee on July 11, 2007 and was replaced by George O’Leary. Mr. O’Leary was not considered an independent director during 2007 due to a consulting agreement between SKS Consulting of South Florida Corp., for which he serves as President, and NeoMedia. Beginning January 1, 2008, Mr. O’Leary’s compensation with us was changed from a consulting agreement to that of an independent director.

During fiscal year 2007, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis presented in Item 11 of this Annual Report on Form 10-K. Based on such review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

James J. Keil (Chairman)
George O’Leary

Ethical Behavior

We have adopted a code of ethics, as required by the rules of the SEC (attached as exhibit 14.1 hereto). This code of ethics applies to all of our directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

ITEM 12. Security ownership of certain beneficial owners and management

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2007, (i) by each of our directors, (ii) by each of our Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to own beneficially more than five percent of our common stock.

		Amount and
		Nature of
		Beneficial	Percent of
Class	Name and Address of Beneficial Owner (1)	Ownership (2)	Class (2)
Directors and Named Executive Officers
Common Stock	William J. Hoffman(2) (3)	7,697,917	*
Common Stock	Christian Steinborn(2) (4)	800,000	*
Common Stock	James J. Keil(2) (5)	5,442,619	*
Common Stock	George G. O'Leary(2) (6)	1,764,547	*
	Officers and Directors as a Group (4 Persons) (9)	15,705,083	1.5%

Other Beneficial Owners
Common Stock	William Fritz(2) (7)	49,610,944	4.8%
Common Stock	Charles W. Fritz(2) (8)	29,640,766	2.8%
	Total	79,251,710	7.6%

* Indicates less than 1%.

(1) Address of the referenced individual is c/o NeoMedia Technologies, Inc., Two Concourse Parkway, Suite 500, Atlanta, GA, 30328.

(2) Applicable percentage of ownership is based on 1,022,144,424 shares of common stock outstanding as of December 31, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) William J. Hoffman is our Chief Executive Officer. Ownership includes 7,697,917 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2007.

(4) Christian Steinborn is our Chief Operating Officer. Ownership includes 800,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2007.

(5) James J. Keil is a member of our Board of Directors. Ownership includes 2,500,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2007, and 2,442,619 shares owned by Mr. Keil directly.

(6) George O'Leary is a member of our Board of Directors. Ownership includes 586,626 shares owned by SKS Consulting of South Florida Corp, a company that Mr. O'Leary currently serves as President, and 195,542 shares owned by Jay Bonk, an employee of SKS Consulting of South Florida Corp., 736,784 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2007, and 245,595 shares of common stock issuable upon exercise of stock options in the name of Jay Bonk that are exercisable within 60 days of December 31, 2007.

(7) William E. Fritz, a former member of our Board of Directors, and his wife, Edna Fritz, are the general partners of the Fritz Family Limited Partnership and therefore each are deemed to be the beneficial owners of the 1,511,742 shares held in the Fritz Family Partnership. As trustee of each of the Chandler R. Fritz 1994 Trust, Charles W. Fritz 1994 Trust, and the Debra F. Schiafone 1994 Trust, William E. Fritz is deemed to be the beneficial owner of the 165,467 shares of our stock held in these trusts. Additionally, Mr. Fritz is deemed to own: 45,433,735 shares held directly by Mr. Fritz or his spouse, 2,500,000 shares to be issued upon the exercise of warrants held by Mr. Fritz or his spouse. Address of the referenced individual is 3134 Dahlia Way, Naples, FL 34105.

(8) Charles W. Fritz is our founder and former Chairman of the Board of Directors. Shares beneficially owned include 100 shares owned by each of Mr. Fritz’s four children for an aggregate of 400 shares, 20,000,000 shares of common stock issuable upon exercise of stock options held by Mr. Fritz that are exercisable within 60 days of December 31, 2007, 8,097,397 shares of common stock owned by Mr. Charles W. Fritz directly, and 1,542,969 shares of common stock held by the CW/LA II Family Limited Partnership, a family limited partnership for the benefit of Mr. Fritz’s family.

(9) Includes an aggregate of 11,480,296 options to purchase shares of common stock that are exercisable within 60 days of December 31, 2007 and 3,224,787 shares owned directly by our named executive officers and directors.

ITEM 13. Certain relationships and related transactions, and Director Independence

During the fourth quarter of 2005 and first quarter of 2006, we shipped and invoiced $0.8 million of Micro Paint Repair products to Automart, Inc., a Chinese company. In the third quarter of 2006, we established a reserve for bad debt against the open accounts receivable, and wrote off the deferred revenue and deferred costs, incurring a net charge to our statement of operations of $0.7 million. We will recognize revenue on these shipments only if payment is received. In the absence of payment, we will not recoup our cost of goods sold which has already been paid. In our continuing collection efforts, we have found that Automart has subsequently become a party to a joint venture with Deep Field Technologies, an organization that owns 95% of the joint venture, and which was formerly listed on the OTCBB but is now delisted. David A. Dodge, our former Chief Financial Officer, is a member of the board of directors of Automart, and Kevin Hunter, our former Chief Scientist, was a member of the advisory board for Automart at the time of the transaction.

In December 2006, we entered into a twenty-five month consulting agreement with SKS Consulting of South Florida Corp. (“SKS”) whereby we pay SKS $1,000 per day worked on our behalf and 60,000 warrants per month for services rendered by George O’Leary and Jay Bonk. In payment of this agreement, we paid SKS $211,500 and issued stock valued at $13,513 to Mr. O’Leary and stock valued at $4,504 to Mr. Bonk during 2007. Mr. O’Leary is on our Board of Directors.

The following Director is independent:  James J. Keil.

The following Director is not independent:       George G. O’Leary.

ITEM 14.  Principal accountant fees and services

Audit Fees

The aggregate fees billed by Kingery and Crouse, our current independent auditors, for the audit of our annual consolidated financial statements for the year ended December 31, 2007 and for the review of the third quarter financial statements for the quarter ended September 30, 2007 were $160,000.

The aggregate fees billed by Stonefield Josephson, Inc., our prior independent auditors, for the audit of our annual consolidated financial statements and reviews of quarterly financial statements for the year ended December 31, 2006 were $1,706,000. The aggregate fees billed by Stonefield Josephson, Inc. for the reviews of quarterly financial statements for the quarters ended March 31 and June 30, 2007 were $163,000.

Audit-related Fees

The aggregate fees billed by Kingery and Crouse, our current independent auditors, for assurance and related services for the year ended December 31, 2007 was $0.

The aggregate fees billed by Stonefield Josephson, Inc., for other products and services, primarily related to consents issued in connection with registration statements, during the years ended December 31, 2007 and 2006 were $90,000 and $93,000, respectively.

The aggregate fees billed by Stonefield Josephson, Inc., our prior independent auditors, for assurance and related services for the years ended December 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed by BDO Seidman LLP, our current principal accountants for tax compliance, advice, and planning, was $8,500 for the year ended December 31, 2007.

The aggregate fees billed by Wiltshire, Whitley, Richardson & English, our prior principal accountants for tax compliance, advice, and planning, were $32,000 for the year ended December 31, 2006.

All Other Fees

The aggregate fees billed by Kingery and Crouse, for other products and services, primarily related to review of prior filings and workpapers to transition from the prior auditors during the year ended December 31, 2007 were $2,000.

The aggregate fees billed by APP DE, for other products and services, primarily related to compilation and payroll services for our Gavitec business unit, during the year ended December 31, 2007 were $40,000.

Audit Committee Pre-approval

The Audit Committee of our Board of Directors approves all non-audit services provided by our primary accountants.

PART IV

ITEM 15. Exhibits and financial statement schedules

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/96
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/96
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/96
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/96
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/96
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/96
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/96
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/96
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.90	11/25/96
3.1	Form of By-laws of DevSys Migration, Inc.		SB-2	3.10	11/25/96
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/96
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/96
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/96
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/96
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/96
10.1	Second Agreement and Amendment to Consulting Agreement between NeoMedia and Thornhill Capital, dated July 22, 2005		S-3/A	10.3	1/30/06
10.2	Standby Equity Distribution Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.1	4/1/05
10.3	Placement Agent Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.2	4/1/05
10.4	Escrow Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.3	4/1/05
10.5	Registration Rights Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.4	4/1/05
10.6	Promissory Note, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05
10.7	Security Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05
10.8	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/05

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.9	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/05
10.10	Definitive Merger Agreement between NeoMedia and Mobot		8-K	16.10	2/10/06
10.11	Definitive Sale and Purchase Agreement between NeoMedia and 12Snap		8-K	16.10	2/14/06
10.12	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.10	2/21/06
10.13	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.10	2/22/06
10.14	Promissory Note, dated October 18, 2004, between NeoMedia and Cornell Capital Partners		S-3/A	10.26	1/30/06
10.15	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/06
10.16	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/06
10.17	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/06
10.18	Warrant, dated February 17, 2006		8-K	10.4	2/21/06
10.19	Warrant, dated February 17, 2006		8-K	10.5	2/21/06
10.20	Warrant, dated February 17, 2006		8-K	10.6	2/21/06
10.21	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/06
10.22	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/06
10.23	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06
10.24	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/06
10.25	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.30	8/30/06
10.26	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.40	8/30/06
10.27	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.50	8/30/06
10.28	A Warrant, dated August 24, 2006		8-K	10.60	8/30/06
10.29	B Warrant, dated August 24, 2006		8-K	10.70	8/30/06
10.30	C Warrant, dated August 24, 2006		8-K	10.80	8/30/06
10.31	D Warrant, dated August 24, 2006		8-K	10.9	8/30/06
10.32	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06
10.33	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/06
10.34	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/06
10.35	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/06
10.36	Letter of intent amongst the Company, Global Emerging Markets, and Jose Sada		8-K	16.1	8/31/06
10.37	Termination Agreement between NeoMedia Technologies, Inc, and Cornell Capital Partners, LP		S-3/A	10.53	1/30/07
10.38	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/06
10.39	Agreement between NeoMedia and FMS		8-K	16.1	12/7/06

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.40	Escrow agreement amongst NeoMedia, Mobot, FMS, and Kirkpatrick and Lockhart Nicholson Graham		8-K	16.2	12/7/06
10.41	Description of Special Preference Stock		8-K	16.3	12/7/06
10.42	Promissory note payable from NeoMedia to FMS		8-K	16.4	12/7/06
10.43	License agreement between NeoMedia and Mobot		8-K	16.50	12/7/06
10.44	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.10	1/8/07
10.45	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.20	1/8/07
10.46	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.30	1/8/07
10.47	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.40	1/8/07
10.48	A Warrant, dated December 29, 2006		8-K	10.50	1/8/07
10.49	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/07
10.50	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/07
10.51	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/07
10.52	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/07
10.53	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/07
10.54	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/07
10.55	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/07
10.56	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/07
10.57	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/07
10.58	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/07
10.59	Amendment Agreement III to Sale and Purchase Agreement between NeoMedia and certain former shareholders of 12Snap AG, dated March 16, 2007		8-K	10.1	3/22/07
10.60	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/07
10.61	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/07
10.62	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/07
10.63	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/07
10.64	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/07
10.65	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/07
10.67	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/07
10.68	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/07

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.69	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/07
10.70	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.10	3/27/07
10.71	Sale and Purchase Agreement between NeoMedia and Bernd M. Michael		8-K	10.1	4/6/07
10.72	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/07
10.73	Full and Final Settlement Agreement, dated August 14, 2007, by and between NeoMedia, Wayside and Tesscourt		8-K	99.1	8/17/07
10.74	Letter of intent between NeoMedia Technologies, Inc. and Greywolf Entertainment, Inc.		8-K	16.1	8/21/07
10.75	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/07
10.76	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/07
10.77	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/07
10.78	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/07
10.79	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/07
10.80	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/07
10.81	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/07
10.82	Sale and Purchase Agreement between NeoMedia and Greywolf Entertainment, Inc., dated October 26, 2007		8-K	10.1	11/5/07
10.83	Definitive purchase agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	10.1	11/7/07
10.84	Distribution agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	16.1	11/7/07
10.85	Sale of the Assets of the Micro Paint Repair Business Unit.		8-K	10.1	11/21/07
10.86	Share Purchase and Transfer Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/07
10.87	Arbitration Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/07
10.88	Employment Agreement, dated January 1, 2008, by and between NeoMedia and Frank Pazera, CFO	X
14	Code of Ethics		10-K	14.1	4/3/07
21	Subsidiaries of registrant	X
23.1	Consent of Kingery & Crouse, independent Registered Public Accounting Firm of NeoMedia Technologies, Inc.	X
23.2	Consent of Stonefield Josephson, Inc., former independent Registered Public Accounting Firm of NeoMedia Technologies, Inc.	X

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
31.1	Certification	X
31.2	Certification	X
32.1	Certification	X
32.2	Certification	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: March 27, 2008

	By:	/s/ William J. Hoffman
William J. Hoffman
Chief Executive Officer

/s/ Frank J. Pazera
Frank J. Pazera
Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2007.

Signatures	Title	Date

/s/ William J. Hoffman	Chief Executive Officer	March 27, 2008
William J. Hoffman

/s/ Frank J. Pazera	Chief Financial Officer	March 27, 2008
Frank J. Pazera

/s/ James J. Keil	Director	March 27, 2008
James J. Keil

/s/ George G. O’Leary	Director	March 27, 2008
George G. O’Leary