Form 10-Q
period 2008-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2008-05-15
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s Common Stock on May 9, 2008 was 1,068,376,229.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$220	$1,415
Trade accounts receivable, net of allowance for doubtful accounts of $78 and $78, respectively	33	58
Other receivable	4	225
Inventories, net of allowance for obsolete & slow-moving inventory of $100 and $80, respectively	221	198
Investment in marketable securities	-	8
Prepaid expenses and other current assets	178	188
Assets held for sale	-	159
Total current assets	656	2,251

Property, equipment & leasehold improvements, net	95	85
Goodwill	3,418	3,418
Proprietary software	3,250	3,413
Patents and other intangible assets	2,555	2,608
Cash surrender value of life insurance policy	747	747
Other long term assets	605	1,002
Total assets	$11,326	$13,524

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts Payable	$384	$309
Liabilities held for sale	-	13
Accrued expenses	6,002	6,015
Deferred revenues and customer prepayments	685	669
Notes payable	15	44
Accrued purchase price guarantee	4,535	4,549
Deferred tax liability	706	706
Derivative financial instruments	19,199	24,651
Debentures payable	29,355	30,699
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 issued, 19,939 shares outstanding	19,939	20,097
Total liabilities	80,820	87,752

Commitments and contingencies (note 10)

Shareholders' deficit
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 1,048,084,313 and 1,025,295,693 shares issued and 1,044,933,044 and 1,022,144,424 shares outstanding, respectively	10,449	10,221
Additional paid in capital	118,935	118,427
Accumulated deficit	(197,993)	(201,565)
Accumulated other comprehensive loss	(106)	(532)
Treasury stock, at cost, 201,230 shares	(779)	(779)
Total shareholders' deficit	(69,494)	(74,228)
Total liabilities and shareholders’ deficit	$11,326	$13,524

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In Thousands, Except Share and per Share Data)

	For the three months ended
	March 31, 2008	March 31, 2007

Revenues	$264	$399
Cost of sales	313	313

Gross Profit (Loss)	(49)	86

Sales and marketing	628	858
General and administrative	1,206	2,460
Research and development	562	506

Operating loss	(2,445)	(3,738)

(Gain) loss on extinguishment of debt	(4)	-
Interest (income)/expense, net	(1,171)	1,698
(Gain)/loss on sale of assets	84	9
(Gain) loss from change in fair value of derivative financial instruments	(5,392)	3,508

Operating income (loss) from continuing operations before income taxes	4,038	(8,953)

Income tax benefit (expense)	-	(29)

Net income (loss) from continuing operations	4,038	(8,924)

Income/(loss) from discontinued operations (Note 3)	(445)	(2,573)

Net income (loss)	3,593	(11,497)

Accretion of dividends on convertible preferred stock	(399)	(433)

Net income (loss) attributable to common shareholders	$3,194	$(11,930)

Comprehensive income (loss):
Net income (loss)	3,593	(11,497)
Other comprehensive loss
Unrealized gain/(loss) on marketable securities	-	(26)
Foreign currency translation adjustment	-	9

Comprehensive income (loss)	$3,593	$(11,514)

Net income/(loss) per share, basic:
Continuing operations	$0.004	$(0.013)
Discontinued operations	$(0.000)	$(0.004)
	$0.004	$(0.017)

Net income/(loss) per share, fully diluted:
Continuing operations	$0.000	$(0.013)
Discontinued operations	$(0.000)	$(0.004)
	$0.000	$(0.017)

Weighted average number of common shares used in per share calculation:
Basic	1,075,168,419	684,819,898
Fully diluted	9,617,290,165	684,819,898

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the three months ended
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,593	$(11,497)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	445	2,573
Depreciation and amortization	269	279
Loss (gain) on sale of assets	84	-
Change in fair value from revaluation of warrants and embedded conversion features	(5,392)	3,508
(Gain) loss on early extinguishment of debt	(4)	-
Stock-based compensation	359	891
Interest (income) expense related to convertible debt	(1,157)	781
Change in value of life insurance policies	-	(4)
Changes in operating assets and liabilities:

Receivables	246	(6)
Inventories	(22)	(43)
Prepaid expenses and other current assets	26	(21)
Accounts payable and accrued expenses	(127)	(234)
Deferred revenue and other current liabilities	16	138
Cash used in operating activities of continuing operations	(1,664)	(3,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(66)	-
Loans repaid from subsidiaries	289	933
Proceeds from sale of investments	750	-
Payment of purchase price guarantee obligations	(14)	(2,372)
Amounts received under notes receivable	-	450
Cash provided by (used in) investing activities of continuing operations	959	(989)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under convertible debt instrument	(29)	6,678
Net proceeds from exercise of stock options and warrants	-	9
Cash (used in) provided by financing activities of continuing operations	(29)	6,687

Net cash (used in) provided by continuing operations	(734)	2,063

Effect of exchange rate changes on cash for continuing operations	(16)	(8)

Net cash used in discontinued operations
Operating cash flows	(445)	(2,573)
Investing cash flows	-	-
Financing cash flows	-	-
Total cash flows used in discontinued operations	(445)	(2,573)

Net decrease in cash and cash equivalents	(1,195)	(518)
Cash and cash equivalents at beginning of period	1,415	2,813
Cash and cash equivalents at end of period	$220	$2,295
Supplemental cash flow information:
Interest paid during the period	$14	$401
Unrealized gain (loss) on marketable securities	-	(26)
Fair value of shares issued to satisfy purchase price guarantee obligations	-	12,721
Accretion of dividends on Series C Convertible Preferred Stock	399	433
Series C Convertible Preferred Stock converted to common stock	225	-
Deemed dividend on preferred stock conversions	21	-

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - General

Business - NeoMedia Technologies together with our subsidiaries (collectively the “Company”) provides internet advertising solutions using wireless technologies to connect traditional print and broadcast media companies to active mobile content. Using camera-enabled mobile phones, barcode-reading software (NeoReaderTM), and an interoperable billing, clearing and settlement infrastructure (NeoServer-OMS/OMI), we embrace open standards, full interoperability, and are barcode symbology agnostic.

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

Going Concern - Our code-reading business has historically incurred net losses and losses from operations. We have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities. We will continue to have negative cash flows as we continue to execute on our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and if we will be able to continue as a going concern. We will require additional capital, which may not be available on suitable terms to continue operations. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net income (loss) from continuing operations for the three months ended March 31, 2008 and 2007 was $4.0 million and ($8.9) million, respectively. Net cash used for operations during the same periods was $1.6 million and $3.6 million. We also have an accumulated deficit of $197.9 million and a working capital deficit of $80.0 million as of March 31, 2008.

We have an obligation as of March 31, 2008 of $4.5 million relating to purchase price guarantee associated with our acquisition of 12Snap.

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

Should financing sources fail to materialize, our management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of our marketable assets. Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our NeoReaderTM business.

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

Note 2 - Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Interim Unaudited Financial Information - The accompanying unaudited consolidated financial statements include our results of operations for the three months ended March 31, 2008 and 2007. These financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. The net effect of discontinued operations is reported separately from the results of our continuing operations. Operating results for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Basis of Presentation - This report on Form 10-Q for the three months ended March 31, 2008 should be read in conjunction with our Annual Report on Form 10-K for the twelve months ended December 31, 2007. The financial statements include the accounts of NeoMedia Technologies, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. We operate as one reportable segment.

During the year ended December 31, 2006, we completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD. During 2006, we also divested of a substantial portion of our ownership in both Mobot and Sponge. During 2007, we made the strategic decision to sell 12Snap and Telecom Services (consisting of the business acquired from BSD) and these divestitures were completed on April 4, 2007 and October 30, 2007, respectively.

The consolidated statements of operations presented herein reflect the results of these acquired subsidiaries as follows: 12Snap results are included from January 1, 2007 through March 31, 2007 under the caption “Loss from discontinued operations”; BSD results are included from January 1, 2007 through March 31, 2007 under the caption “Loss from discontinued operations”; and Gavitec results are included in NeoMedia’s consolidated results from continuing operations for all periods presented.

Use of Estimates - The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Basic and Diluted Income (Loss) Per Share - Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2007, we reported net loss per share, and as such basic and diluted loss per share were equivalent. We have excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive for all years presented. During the three months ended March 31, 2008, we reported net income per share and included all convertible shares in the fully diluted net income per share calculation. The shares included and excluded from the calculation of net income (loss) per share for the three months ended March 31, 2008 and 2007 are detailed in the table below:

	March 31, 2008	March 31, 2007
Outstanding Stock Options	116,096,867	106,978,761
Outstanding Warrants	504,775,000	441,325,000
Convertible debt	4,429,763,074	415,001,413
Convertible preferred stock	3,491,486,805	607,422,165
	8,542,121,746	1,570,727,339

(1) The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature in the Series C convertible stock was convertible as of March 31, 2008 was calculated as the face value plus assumed dividends (if declared), divided by 97% of the lowest closing bid price for the 30 trading days preceding March 31, 2008. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of March 31, 2008 was calculated as the face value of each instrument divided by the lower of $0.01 or 50% of the average closing market price of our common stock for the 10 days prior to March 31, 2008.

In addition to net income (loss) per share, we have also reported per share amounts on the separate income statement components required by APB 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as the disposal activities of our discontinued operations were initiated prior to our adoption of FAS 144. Because we have reported a loss from continuing operations for the three months ended March 31, 2007, the effect of potentially dilutive securities has been excluded from the calculation of per share amounts for that period.

Recently Adopted Accounting Pronouncements

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. The implementation of FIN 48 did not result in any adjustments to our financial statements. For further information regarding our adoption of FIN 48, see Note 11 - Income Taxes.

Effective January 1, 2008, we adopted the provisions of FAS 157, Fair Value Measurements, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of FAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Effective January 1, 2008, we adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

Note 3 - Discontinued Operations

MPR, 12Snap & Telecom Services - During August 2006, we decided to sell our Micro Paint Repair business unit; this sale was completed on November 15, 2007. During the first quarter of 2007, we also decided to sell our remaining non-core business units, consisting of 12Snap and Telecom Services. Our sale of 12Snap was completed in April 2007, and our sale of Telecom Services was completed in October 2007.

Sponge and Mobot Businesses - In the fourth quarter of 2006, we disposed of two subsidiaries, Sponge and Mobot. All assets and liabilities associated with these two subsidiaries were disposed of in the sale.

All costs related to the operations of Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Services are classified as discontinued operations for all periods presented on this Form 10-Q. We continue to recognize deferred compensation expense related to these former subsidiaries, the total of which is included in loss from operations of discontinued operations. Loss from the discontinued business units for the three months ended March 31, 2007 reflects direct operations of the Micro Paint Repair, 12Snap, and Telecom Services units, and allocated stock compensation expense for these units as well as for Mobot and Sponge. For the three months ended March 31, 2008, we incurred wind-down expenses for Micro Paint Repair - US in addition to stock compensation expense for Mobot, Sponge, 12Snap, Telecom Service and MPR. For the three months ended March 31, 2008, we also set up a reserve for the remaining $0.3 million due from the sale of Micro Paint Repair, since the funds have not been received as of this filing, and legal efforts to secure the remaining payment due have been unsuccessful.

There is no tax expense or benefit to report due to our net operating loss carry forward tax position.

The following table presents a summary of results of our discontinued operations for the three months ended March 31, 2008 and 2007:

(in thousands)	Micro Paint Repair	12Snap	Other	Total
Three Months Ended March 31, 2008
Net sales	$-	$-	$-	$-
Cost of sales	5.7	-	-	5.7
Gross profit	(5.7)	-	-	(5.7)

Sales and marketing expenses	7.1	44.8	23.7	75.6
General and administrative expenses	311.3	22.7	1.4	335.4
Research and development costs	-	24.4	3.9	28.3
Loss from discontinued operations	$(324.1)	$(91.9)	$(29.0)	$(445.0)

Three Months Ended March 31, 2007
Net sales	$326.0	$2,620.7	$302.4	$3,249.1
Cost of sales	399.9	361.6	145.4	906.9
Gross profit	(73.9)	2,259.1	157.0	2,342.2

Sales and marketing expenses	315.4	1,046.2	156.6	1,518.2
General and administrative expenses	164.7	365.7	281.9	812.3
Research and development costs	38.0	333.7	3.9	375.6
Loss from operations of discontinued business	($592.0)	513.5	($285.4)	($363.9)
Loss on disposal of business	-	(2,467.0)	257.1	(2,209.9)
Loss from discontinued operations	($592.0)	($1,953.5)	($28.3)	($2,573.8)

Note 4 - Financing

The following disclosures reflect a summary of our outstanding convertible securities, as well as activity related to financing transactions since the filing of our last Annual Report on Form 10-K for the year ended December 31, 2007. For a complete discussion of our financing activity, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We currently have four outstanding convertible debentures as well as convertible preferred stock, all held by YA Global Investments, LP (“Yorkville”), an accredited investor. The following table summarizes the financing with Yorkville:

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

Convertible Debentures

As of March 31, 2008, we have four outstanding convertible debentures as identified in the above table. The underlying agreements for each of the debentures are essentially the same, except in regard to the escalating interest rates, varying conversion prices per share, and the number of warrants issued in conjunction with the debentures.

The debentures are convertible into our common stock at the then effective conversion price, which varies relative to our trading stock price, relative to the terms outlined in the table above. The conversions are limited such that Yorkville cannot exceed 4.99% ownership of NeoMedia. The debentures are secured by substantially all of our assets. The convertible debenture, at the option of the holder, affords Yorkville anti-dilution protection should, at any time while the convertible debenture is outstanding, we offer, sell or grant any option to purchase or offer, sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents, entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), as calculated by the formula described above; then, in such instance, the conversion price for the convertible debenture shall be reduced to the lower price.

Under the debenture agreements, Yorkville also received warrants to purchase shares of our common stock. The warrants have been subsequently repriced to an exercise price of $0.02 per share, subject to adjustment, including anti-dilution protection. The warrants have a five-year contractual life. We can force exercise of the warrants if the closing bid price of our stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

In connection with the debentures, we also entered into Registration Rights Agreements with Yorkville that required us to, among other requirements, file registration statements with the SEC registering the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants, and achieve and maintain effectiveness of the registration statements. We failed to meet the registration requirements for the August 2006 and December 2006 debentures, and accordingly were subject to liquidated damages. On March 27, 2007, we paid $0.5 million of liquidated damages from the proceeds of a subsequent debenture entered into on that date. The remaining $0.8 million is accrued in our financial statements. On November 5, 2007, the SEC declared our S-3 Registration Statement effective.

Series C Convertible Preferred Stock

We previously issued 22,000 shares of $1,000 Series C 8% convertible preferred stock to Yorkville. The Series C convertible preferred stock is convertible into our common stock at the then effective conversion price, which varies relative to our trading stock price, at the lower of $0.02 per share, or 97% of the lowest closing bid price (as reported by Bloomberg, L.P.) of the common stock for the 30 trading days immediately preceding the conversion date. The fixed conversion price was reset from $0.50 to $0.02 on August 24, 2007, as an inducement for Yorkville to enter into an additional financing arrangement with us at that time. The conversions are limited such that Yorkville cannot exceed 4.99% ownership of NeoMedia. The Series C convertible preferred stock has voting rights on an “as converted” basis, meaning Yorkville is entitled to vote the number of shares of common stock into which the 8% cumulative Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders.

Yorkville has converted the preferred stock, as follows:

	Series C Shares	Common Shares	Series C Shares
Date issued	Converted	Issued	Outstanding
11/29/06	378	6,631,579	21,622
06/19/07	245	8,781,362	21,377
08/16/07	500	25,773,196	20,877
10/24/07	600	45,801,527	20,277
10/31/07	180	13,740,458	20,097
02/19/08	78	10,000,000	20,019
03/10/08	16	2,500,000	20,003
03/17/08	32	10,000,000	19,971
03/25/08	32	10,000,000	19,939
	2,061	133,228,122	19,939

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

In connection with the Series C convertible preferred stock, we also entered into a Registration Rights Agreement with Yorkville that requires us to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. We failed to meet the registration requirements, and accordingly were subject to liquidated damages amounting to 1% of the outstanding amount of Series C preferred stock per month, not to exceed $1.2 million. On March 27, 2007, we paid $0.8 million of liquidated damages from the proceeds of a secured convertible debenture entered into on that date. The remaining $0.4 million of liquidated damages has been accrued by us. On November 5, 2007, the SEC declared our S-3 Registration Statement effective.

Under the Series C Agreement, Yorkville also received “A” warrants, “B” warrants and “C” warrants to purchase 20 million, 25 million, and 30 million shares of our common stock, respectively, exercisable in three separate tranches at a price of $0.50, $0.40 and $0.35, respectively, per share, subject to adjustment, including anti-dilution protection similar to that described above. As an inducement to Yorkville to enter into subsequent financing arrangements with us, the warrants were repriced on August 24, 2007 to $0.02 per share, subject to all the original terms and conditions of the respective warrant agreements. The warrants have a five-year contractual life. We can force exercise of the warrants if the closing bid price of NeoMedia stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

Warrants

As described herein, Yorkville holds warrants to purchase shares of our stock that were issued in connection with the convertible securities described above. The exercise prices of warrants held by Yorkville have been adjusted from time to time as inducement for Yorkville to enter into subsequent financing arrangements. Yorkville’s warrant holdings are outlined in the following table:

			Restated	Restated
			Exercise	Exercise
	Shares	Original	Price	Price
	Underlying	Exercise	December 29,	August 24,
Original Issue Date	Warrant	Price	2006 (1)	2007 (2)
February 17, 2006 (3)	20,000,000	$0.50	$0.04	$0.02
February 17, 2006 (3)	25,000,000	$0.40	$0.04	$0.02
February 17, 2006 (3)	30,000,000	$0.35	$0.04	$0.02
August 24, 2006 (3)	25,000,000	$0.15	$0.04	$0.02
August 24, 2006 (3)	50,000,000	$0.25	$0.04	$0.02
August 24, 2006 (3)	50,000,000	$0.20	$0.04	$0.02
August 24, 2006 (3)	50,000,000	$0.05	n/a	$0.02
December 29, 2006 (4)	42,000,000	$0.06	n/a	$0.02
March 27, 2007	125,000,000	$0.04	n/a	$0.02
August 24, 2007	75,000,000	$0.02	n/a	n/a
Total	492,000,000

(1)	The exercise price of certain warrants outstanding as of December 29, 2006 was repriced as an inducement for Yorkville to enter into a financing arrangement with us on that date.

(2)	The exercise price of all warrants outstanding as of August 24, 2007 was repriced as an inducement for Yorkville to enter into a financing arrangement with us on that date.

(3)	We can exercise of the warrants if the closing bid price of our stock is more than $0.10 greater than the exercise price of any of the warrants for 15 consecutive trading days.

(4)	We can force exercise of the warrants if the closing bid price of our stock is more than $0.16 for 10 consecutive trading days.

Default and Other Considerations

Each of the convertible securities described above contains consequences in case of default. Events of default which could subject us to penalties, damages, and liabilities as specified in the financing agreements include:

•	Any case or action of bankruptcy or insolvency commenced by us or any subsidiary, against us or adjudicated by a court for the benefit of creditors;

•	Any default in our obligations under a mortgage or debt in excess of $0.1 million;

•	Any cessation in the eligibility of our stock to be quoted on a trading market;

•
Failure to timely file the registration statement covering the shares related to the conversion option, or failure to make the registration statement effective timely (we were in default of this provision as of December 31, 2006, with respect to the Series C convertible preferred stock, the August 2006 Debenture, and the December 2006 Debenture);

•	Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option and the warrants;

•	Any failure to deliver certificates within the specified time;

•	Any failure by us to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account of an event of default within 10 days of the date due.

Other material provisions of the convertible securities include the following:

•	The convertible securities are convertible into common stock, at the option of Yorkville, at any time after the effective date;

•	Conversions can be made in increments and from time to time;

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

•
If we offer, sell or grant stock at an effective per share price less than the then-effective conversion price, then the conversion price shall be reduced to equal the effective conversion, exchange or purchase price for such common stock or common stock equivalents;

•	Without Yorkville’s consent we cannot:

–	issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

–
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

–	enter into any security instrument granting the holder a security interest in any of our assets, or

–	file any registration statements on Form S-8.

•	Pursuant to security agreements between us and Yorkville signed in connection with the convertible debentures, Yorkville has a security interest in substantially all of our assets.

As of December 31, 2006, we were in default of the August 2006, December 2006 and Series C preferred stock instruments, due primarily to our failure to register the shares underlying the instruments by the prescribed deadline, and for failure to sell our Micro Paint Repair and Telecom Services businesses by September 30, 2007, as required by the August 2007 Debenture. Due to the then default status, Yorkville had certain material rights that did not exist prior to default. Specifically, the full face value of the instruments were callable, and we were responsible for liquidated damages until the default was cured with our S-3 Registration Statement becoming effective on November 5, 2007, and the sale of Telecom Services and MPR completed on October 30, 2007 and November 15, 2007, respectively.

In addition, the accounting for the convertible securities reflects certain specific accounting rules and regulations that are applicable under the default provision:

•
Prior to the default, we were accreting dividends on the Series C convertible preferred stock, using the effective interest method, through periodic charges to additional paid in capital. Due to the default status, we accreted dividends to the full face value of the Series C convertible preferred stock during the fourth quarter of 2006.

•
Prior to the default, we were accreting the debt discount on the August 2006 Debenture and the December 2006 Debenture, using the effective interest method, through periodic charges to interest expense. Due to the default status, during the fourth quarter of 2006, we accreted debt discount to the full face value of these secured convertible debentures.

•	The Series C convertible preferred stock is now reported as demand debt in the current liabilities section of the balance sheet, pursuant to the guidance outlined in FAS 150.

•
The secured convertible debentures are reported as debt in the current liabilities section of the balance sheet rather than long term because the debenture is callable as demand debt due to the default.

Fair Value Considerations

In accordance with Statement of FAS 133, ‘Accounting for Derivative Instruments and Hedging Activities’, we determined that the conversion features of the Series C convertible preferred stock, the August 2006 Debenture, and the December 2006 Debenture met the criteria of embedded derivatives and that the conversion features of these instruments needed to be bifurcated and accounted for as derivative instrument liabilities. These instruments do not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon their conversion is not fixed, and there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

Beginning in 2007, each new financing arrangement is evaluated, on an instrument-by-instrument basis, under FAS 155, ‘Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140’, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. During the evaluation of the March 2007 Debenture and the August 2007 Debenture, we determined that (i) the hybrid debt instrument embodied certain derivative features whose risks and rewards were not clearly and closely related to the risks and rewards of the host debt instrument and (ii) warrants issued in connection with the March 2007 Debenture and the August 2007 Debenture did not meet all of the established criteria for equity classification. Additionally, the March 2007 Debenture and the August 2007 Debenture extended a right to the holder to accelerate repayment of the debt (default put) and each contains cash penalties upon the occurrence of certain contingent events. The default put may be triggered by certain events that are not related to the debt characteristics of the debentures and those events are not within our control. The warrants do not meet all of the established criteria for equity classification provided in EITF 00-19 and were recorded as derivative liabilities. As permitted by FAS 155, we have elected not to bifurcate the embedded derivatives in the March 2007 Debenture and the August 2007 Debenture and accordingly these convertible instruments are being carried at their fair values, with the changes in the fair value of the secured convertible debenture, together with the changes in the fair values of the warrants, recorded in the statement of operations.

Freestanding derivative instruments, consisting of warrants that arose from the financings, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of March 31, 2008 are as follows:

	Series C
	Convertible	August	December	March	August
	Preferred	2006	2006	2007	2007
	Stock	Debenture	Debenture	Debenture	Debenture	Other	Total
Holder	Yorkville	Yorkville	Yorkville	Yorkville	Yorkville	Other
Instrument	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Exercise price	$0.02	$0.0038	$0.0038	$0.0038	$0.0038	$0.01 - $3.45
Remaining term (years)	2.88	3.40	3.75	3.99	4.40	.27 - 2.88
Volatility	88%	93%	93%	97%	97%	139%-163%
Risk-free rate	1.79%	1.79%	2.46%	1.79%	2.46%	1.38% - 2.46%
Number of warrants	75,000,000	175,000,000	42,000,000	125,000,000	75,000,000	12,775,000	504,775,000

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

Assumptions used as of March 31, 2008 included exercise estimates/behaviors and the following other significant estimates:

	Series C
	Convertible	August	December
	Preferred	2006	2006
	Stock	Debenture	Debenture
Conversion prices	$0.0067	$0.0038	$0.0038
Remaining terms (years)	0.88	0.42	0.75
Equivalent volatility	166.40%	164.95%	161.13%
Equivalent interest-risk adjusted rate	10.62%	12.86%	13.27%
Equivalent credit-risk adjusted yield rate	74.60%	40.67%	39.39%

* Financial instruments recorded at fair value under SFAS155 were valued using the common stock equivalent approach.  The common stock equivalent was calculated using the shares indexed to the financial instruments valued at the market rate of our stock and the present value of the coupon.

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

Current Period Accounting Considerations

Due to our previous default position with respect to the convertible financial instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to the respective full face value during the fourth quarter of 2006. In addition, the March 2007 Debenture and the August 2007 Debenture were each initially recorded at their full fair value pursuant to FAS 155. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income. For the Series C Convertible Preferred Stock and the August 2006 and December 2006 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability (see below). This derivative instrument liability is also marked to market each reporting period. The face value or fair value, as appropriate, of each instrument as of March 31, 2008 and December 31, 2007 was:

March 31, 2008	Face value	Fair value	Total
	(in thousands)
Series C Convertible Preferred Stock	$19,939		$19,939

August 2006 debenture	$5,000		$5,000
December 2006 debenture	2,500		2,500
March 2007 debenture		17,719	17,719
August 2007 debenture		4,136	4,136
	$7,500	$21,855	$29,355

December 31, 2007	Face value	Fair value	Total
	(in thousands)
Series C Convertible Preferred Stock	$20,097		$20,097

August 2006 debenture	$5,000		$5,000
December 2006 debenture	2,500		2,500
March 2007 debenture		18,798	18,798
August 2007 debenture		4,401	4,401
	$7,500	$23,199	$30,699

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

The following tabular presentation reflects the components of derivative financial instruments related to convertible financial instruments in the liability section on our balance sheet at March 31, 2008:

	Series C Convertible Preferred Stock	August 2006 Debenture	December 2006 Debenture	March 2007 Debenture	August 2007 Debenture	Other Warrants (1)	Other Preferred Stock (1)	Total
	(in thousands)
Common stock warrants	$210	$1,050	$260	$788	$427	13	-	$2,748
Embedded conversion feature(2)	6,923	6,316	3,158	n/a	n/a	-	54	16,451
	$7,133	$7,366	$3,418	$788	$427	$13	$54	$19,199

(1)
The fair values of certain other derivative financial instruments (warrants) that existed at the time of the issuance of Series C convertible preferred stock were reclassified from stockholders’ equity to liabilities when, in connection with the issuance of Series C convertible preferred stock, we no longer controlled our ability to share-settle these instruments. These derivative financial instruments had fair values of $14.3 million, $0.782 million and $0.013 million on February 17, 2006, March 31, 2007, and March 31, 2008, respectively. The decrease in fair value of these other derivative financial instruments resulted primarily from a decrease in our share price between February 17, 2006, March 31, 2007, and March 31, 2008. The change in fair value is reported as “Gain on derivative financial instruments” on the condensed consolidated statement of operations during each period. These warrants will be reclassified to stockholders’ equity when we reacquire the ability to share-settle the instruments.

(2)	For the March 2007 and August 2007 debentures, the embedded conversion feature is effectively embodied in the fair value of those instruments.

The following table reflects the number of common shares into which the convertible instruments and warrants are convertible or exercisable at March 31, 2008:

	Series C Convertible Preferred Stock	August 2006 Debenture	December 2006 Debenture	March 2007 Debenture	August 2007 Debenture	Other Warrants
	(in thousands)
Common stock warrants	75,000	175,000	42,000	125,000	75,000	12,775
Embedded conversion feature (1)	3,491,487	1,315,789	657,895	1,988,974	467,105	-
Total	3,566,487	1,490,789	699,895	2,113,974	542,105	12,775

(1)
The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature in the Series C convertible stock was convertible as of March 31, 2008 was calculated as the face value plus assumed dividends (if declared), divided by 97% of the lowest closing bid price for the 30 trading days preceding March 31, 2008. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of March 31, 2008 was calculated as the face value of each instrument divided by the lower of $0.01 or 50% of the average closing market price of our common stock for the 10 days prior to March 31, 2008.

Changes in the fair value of convertible instruments that are carried at fair value (the March 2007 Debenture and the August 2007 Debenture) and changes in the fair values of derivative instrument liabilities (including warrants and the bifurcated embedded derivative features of convertible instruments not carried at fair value) are reported as “Gain (loss) on derivative financial instruments” in the accompanying consolidated statement of operations, as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Series C Convertible Preferred Stock	$1,240	$2,828
August 2006 debenture	2,291	2,206
December 2006 debenture	964	101
March 2007 debenture	475	(8,640)
August 2007 debenture	405	-
Other derivative instruments	17	(3)
	$5,392	($ 3,508)

The fair value of derivative financial instrument liabilities recorded as of March 31, 2008 and December 31, 2007 was:

	March 31, 2008	December 31, 2007
	(in thousands)
Warrants and embedded conversion features in preferred stock	$7,133	$8,410
Warrants and embedded conversion features in certain debentures	11,999	16,136
Other warrants	13	26
Fair value of future payment obligation	-	-
Special preference stock of Mobot	54	79
Total derivative financial instruments	$19,199	$24,651

Note 5 - Investment in Marketable Securities and Other Long-Term Assets

In 2005, we invested $0.3 million in exchange for 8.3 million shares of Pickups Plus, Inc (“PUPS”) restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C convertible preferred stock, we received marketable securities with a fair value of $0.6 million, of which $0.2 million represented 20 million shares of PUPS common stock and $0.4 million in notes designated as held to maturity. In accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS was previously recorded as available-for-sale securities and reported at fair value. As of March 31, 2008, the fair value of our PUPS shares was determined to be $0, as reflected by PUPS failure to maintain current filings with the SEC and not maintaining active trading on a SEC-recognized exchange or trading board. Accordingly, prior unrealized losses related to our PUPS investment is considered realized as of March 31, 2008 and has been charged as an operating loss in the current period, and is no longer included in Other Comprehensive Income (Loss). Previously, our management had announced their intention to distribute the PUPS shares as a dividend to our shareholders, but due to PUPS’ inactive standing with the SEC, we are not able to legally distribute the shares until such time that PUPS regains their active status with the SEC and obtain an effective registration statement relating to said shares, both of which are events that management considers remote.

We retained small percentages of ownership in some of the subsidiaries that we sold, including Mobot, represented by 18% ownership of FMS Group, which has operated the Mobot business subsequent to our sale of Mobot, Sponge, of which we retained a 7.5% ownership after the sale, 12Snap, of which we retained a 10% ownership after the sale (sold on January 28, 2008), and Micro Paint Repair, represented by 5% ownership of Micro Paint Holdings Limited, which has operated the MPR business subsequent to our sale of MPR.

We have a long-term facility lease deposit of $0.2 million included in other long-term assets, which represents the deposit required on our Atlanta corporate office.

Note 6 - Stock-Based Compensation

Equity-Based Compensation Plans

We have four stock option plans, the 2005 Stock Option Plan (the “2005 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), and the 1998 Stock Option Plan (the “1998 Plan”), collectively referred to as the “Option Plans”. Options issued under these Option Plans have an option term of 10 years. Exercise prices of options issued under the Option Plans may be less than the fair market value per share of our common stock on the date of grant. Options may be granted with any vesting schedule as approved by the stock option committee, but generally the vesting periods range from 0 to 5 years. Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

In December 2005, the stock option committee of our Board of Directors approved the 2005 Plan. We reserved 60 million shares of common stock in December 2005 for issuance under the 2005 Plan. As of March 31, 2008, we have not registered the shares underlying the options in the 2005 Plan, and as a result all 60 million options remain available for issuance under the 2005 Plan.

In September 2003, we adopted our 2003 Plan. The 2003 Plan provides authority to our stock option committee to grant up to 150 million non-qualified stock options. As of March 31, 2008, options to purchase 5.7 million shares of common stock remained available for issuance under the 2003 Plan.

In June 2002, we adopted our 2002 Plan. The 2002 Plan provides for authority for the stock option committee of our Board of Directors to grant 10 million non-qualified stock options. As of March 31, 2008, options to purchase 20,000 shares of common stock remained available for issuance under the 2002 Plan.

In March 1998, we adopted the 1998 Plan, providing for authority of the stock option committee of our Board of Directors to grant options to purchase up to 8 million shares of our common stock. Effective March 27, 2008, the 1998 Plan expired.

We also have one stock incentive plan, the 2003 Stock Incentive Plan (the “2003 Incentive Plan”). In October 2003, the stock option committee approved the 2003 Incentive Plan. Under the terms of the 2003 Incentive Plan, we reserved 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. As of March 31, 2008, we have 426,451 shares of common stock available for issuance under the 2003 Stock Incentive Plan.

In February 2007, we instituted a stock option repricing plan (the “Repricing”) as a retention tool to align our employees with our new business strategy. Under the Repricing, we repriced 50,178,750 stock options held by current employees, contractors, and directors as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that were scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon the one-year anniversary of grant date and 25% on each subsequent anniversary date.

The weighted-average grant-date fair value of options repriced on February 1, 2007, using the options’ modified terms, was $0.03. All compensation cost related to nonvested options repriced on February 1, 2007 was recognized during 2007.

We accounted for the repricing of stock options in accordance with FAS 123, ‘Accounting for Stock-Based Compensation’. We calculated the fair value of the modified and the repriced options using the original terms and the modified terms as of the repricing date, and recorded the incremental cost of the modified option over the original option as additional compensation cost. Costs related to fully vested options including accelerated vesting were expensed immediately and the costs related to unvested stock options will be recognized over the remaining vesting period of the option. Unrecognized compensation expense relating to the original option grant will continue to be recognized as if the repricing had not occurred.

The following table presents the stock-based compensation recorded in the statement of operations for the three months ending March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
Stock based compensation allocated to:	(in thousands)
Sales and marketing expense	$104	$345
General and administrative expense	195	388
Research and development expense	60	157
Stock based compensation included in continuing operations	359	891
Stock based compensation included in discontinued operations	142	537
Total stock based compensation expense included in net loss	$501	$1,428

During the three months ended March 31, 2008 and 2007, we issued stock options as follows:

	Three months ended March 31,
	2008	2007
Employees	300,000	1,280,000
Officers	3,262,500	620,000
Directors	216,465	-
Contractors	3,072,155	-
Total	6,851,120	1,900,000

Estimated income tax benefits recognized during the three months ended March 31, 2008 and 2007 were offset by a valuation allowance since realization was not reasonably assured. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We will use this presentation if and when we have exhausted our tax loss carryforward.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $0.012 and $0.047, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0 and $0.03 million, respectively. Total cash received from options exercised was $0 and $9,000, respectively, for the three months ended March 31, 2008 and 2007. As of March 31, 2008, there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

We used the following assumptions for grants during the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Volatility	88.06%	115.05%
Expected dividends	0	0
Expected term (in years)	6.56	5.59
Risk-free rate	4.35%	4.35%

Note 7 – Inventory

Inventories for continuing operations, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007
Raw materials	$68	$59
Finished goods	251	218
Work in process	2	1
subtotal	$321	$278
Allowance for obsolete or slow-moving inventory	(100)	(80)
Total inventory, net	$221	$198

Note 8 – Accrued Liabilities

Accrued liabilities for continuing operations consist of the following as of March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007
Accrued legal and accounting costs	97	358
Accruals for disputed services	1,336	1,336
Accrued operating expenses	2,193	2,184
Payroll related accruals	171	121
Accrued interest & liquidated damages	2,204	2,016
Total	$6,002	$6,015

Additionally, we have accrued $4.5 million relating to a purchase price guarantee obligation in connection with our acquisition of 12Snap which is not included in the totals above.

Note 9 – Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 - Accounting for Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any material adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, the total amount of unrecognized income tax benefits was $0.

We are subject to U.S. federal income tax as well as income tax of multiple states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S, federal, state and local, or foreign income tax examinations by tax authorities for years prior to 1999. As of March 31, 2008, there are no notifications of any pending audits from any jurisdiction.

Our continuing practice is to recognize interest and penalties related to uncertain tax positions in other expense (income). As of January 1, 2008 and for the three months ended March 31, 2008, we did not have any interest or penalty expense or accruals related to uncertain tax positions.

The tax years 1999 - 2007 remain open to examination by the major taxing jurisdictions in which we are subject to taxation, including federal, state and foreign jurisdictions. All tax years in which we generated a net operating loss are subject to examination, including federal, state and foreign jurisdictions.

We do not expect a material change in the amount of unrecognized tax benefits in the next twelve months.

Tax expense or benefit from continuing operations for interim periods is based on our estimated annualized tax rate.

Note 10 – Contingencies

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

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer and affirmative defenses on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. The case has been stayed due to the reexamination of “the ‘048 patent” (see below).

Electronic Frontier Foundation - In October 2007, we received a communication from the United States Patent and Trademark Office (USPTO) stating that a request by the Electronic Frontier Foundation for Ex-Parte Reexamination of U.S. Patent No. 6,199,048 (“the ‘048 patent”) has been granted. Although the ’048 patent is an important NeoMedia patent, it is not alone. We have a portfolio consisting of U.S. and foreign patents and pending applications relating to various inventions surrounding the processing of machine readable codes over wireless networks. We believe some or all of the claims of the ’048 patent will be confirmed by the USPTO in the course of the re-examination.

Note 11 – Geographic Reporting

As of March 31, 2008, we were structured and evaluated by our Board of Directors and management as one business unit encompassing NeoReaderTM, legacy licensing, and hardware product lines; in prior years, these product lines were reported as part of the NeoMedia Mobile business unit. Our operations are managed as one global unit out of Atlanta, Georgia and Aachen, Germany.

Consolidated net sales and net loss from continuing operations for the three months ended March 31, 2008 and 2007, and the identifiable assets as of March 31, 2008 and December 31, 2007 by geographic area were as follows:

	Three Months Ended March 31,
Net Sales (1) :	2008	2007
	(in thousands)
United States	$116	$178
Germany	148	221
	$264	$399

Net Loss from Continuing Operations (1) :
United States	$4,492	($8,779)
Germany	(454)	(145)
	$4,038	($ 8,924)

Identifiable Assets (1)	March 31, 2008	December 31, 2007
United States	$10,861	$12,875
Germany	465	649
	$11,326	$13,524

(1)
Geographic reporting excludes the Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Service business units that are reported as discontinued operations and the corresponding assets and liabilities that are reported as Held For Sale.

Note 12 – Subsequent Events

Preferred Stock conversions

On April 1, 2008, Yorkville converted 64 shares of Series C preferred stock. In exchange for the Series C preferred stock, we issued 10 million shares of common stock.

On May 6, 2008, Yorkville converted 15.5 shares of Series C preferred stock. In exchange for the Series C preferred stock, we issued 5 million shares of common stock.

On May 9, 2008, Yorkville converted 15 shares of Series C preferred stock. In exchange for the Series C preferred stock, we issued 5 million shares of common stock.

Convertible Debenture

$390,000 Secured Convertible Debenture - On April 11, 2008, we issued and sold a secured convertible debenture (the “April debenture”) with YA Global Investments, LP (“Yorkville”), an accredited investor in the principal amount of $390,000. The April debenture shall mature, unless extended by the holder in accordance with the terms of the debenture, on April 11, 2010, and accrues interest at the rate of 15%, which is payable quarterly beginning July 1, 2008. The debenture is secured by substantially all of our assets. At any time after the transaction date, Yorkville has the right to convert any portion of the outstanding and unpaid principal and accrued interest thereon into fully-paid and nonassessable shares of our common stock at a price equal to the lessor of $0.015 and 80% of the lowest volume weighted average price of our common stock during the 10 trading days immediately preceding each conversion date. The conversion is limited such that Yorkville cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. The limitation will terminate under any event of default. In connection with the April debenture, Yorkville retained fees of $54,000, resulting in net proceeds to us of $336,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of NeoMedia Technologies, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

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

By shifting to a business model that focuses on our NeoReaderTM business and related intellectual property, we are able to concentrate our management and financial resources on the area that our management believes will deliver the most value. Our primary business strategy is to provide the industrial and carrier-grade infrastructure to enable reliable, scalable and billable commerce that is customer-focused and drives revenue growth.

The proceeds received from the sale of our non-core business units and from the sale of convertible debentures have been used to fund our operations while we continue to develop the NeoReaderTM business to commercialization.

Results of Continuing Operations

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007

The loss from continuing operations increased $12.9 million, or 145.1% to $4.0 million for the three months ended March 31, 2008 from negative $8.9 million for the three months ended March 31, 2007. This increase is primarily due to a gain from change in fair value of our derivative financial instruments, decreased interest expense related to our convertible debt, decreased stock-based compensation and decreased general and administrative costs during the current period compared to the prior period.

Revenues. Total revenues decreased $0.1 million, or 34.0%, to $0.3 million for the three months ended March 31, 2008 from $0.4 million for the three months ended March 31, 2007. The revenue decrease was primarily due to management’s focus on developing new opportunities for NeoReaderTM technology, which we believe will deliver the most value in the future.

			Increase(decrease)
	For the Three Months Ended March 31,		2008 to 2007
	2008	2007	$	%
	(in thousands)
Hardware sales - Gavitec	$67	$149	(82)	-54.9%
Lavasphere revenue - Gavitec	24	11	13	115.0%
Legacy product revenue	77	133	(56)	-42.0%
Patent licensing	39	41	(2)	-6.6%
Other revenue	57	65	(8)	-12.7%
Total revenue	$264	$399	(135)	-34.0%

Hardware sales at Gavitec were $67,000 and $149,000 for the three months ended March 31, 2008 and 2007, respectively. Lavasphere revenue, which tends to be project-oriented, was $24,000 for the current period and $11,000 in the prior period. Legacy product revenue declined in the current period to $77,000 from $133,000 in the prior period due to our focus on our new business strategy to develop NeoReaderTM business applications. Patent licensing revenue remained constant at approximately $40,000 for both periods.

Other revenues were $56,000 and $65,000 for the three months ended March 31, 2008 and 2007, respectively. Other revenues are primarily comprised of custom programming services at Gavitec.

Operating Costs and Expenses

A summary of the total operating costs and expenses is presented below:
	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Sales and marketing	$628	$858
General and administrative	1,206	2,460
Research and development	562	506
Gain (loss) on extinguishment of debt	(4)	-
Interest expense/(income), net	(1,171)	1,698
Gain/(loss) on sale of assets	84	9
Gain from change in fair value of derivative financial instruments	(5,392)	3,508
Total operating costs and expenses	($4,087)	$9,039

Sales and Marketing. Sales and marketing expenses were $0.6 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively. This decrease of approximately $0.3 million, or 26.9%, is primarily due to decreased stock based compensation expense of $0.1 million in the current period, compared to $0.3 million in the prior period, and lower sales and marketing costs attributable to our legacy products of $0.2 million in the current period compared to $0.4 million in the prior period, offset by higher sales and marketing expenses at Gavitec of $0.1 million.

General and Administrative. General and administrative expenses were $1.2 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. The decrease of $1.3 million, or 51.0%, is primarily attributable to a reduction of $1.2 million in audit and legal fees and a reduction of $0.2 million of stock compensation expense, offset by increased Gavitec expenditures of $0.1 million for general and administrative expenses driven by higher costs in 2008 associated with the integration of the Gavitec business unit into our consolidated operations.

Included within general and administrative are expenses related to our executives, human resources, finance and accounting, business development, and research & development teams.

Research and Development. Research and development expenses were $0.6 million and $0.5 million for the three month periods ended March 31, 2008 and 2007, respectively. Increased costs of NeoReaderTM development in the current quarter of $0.2 million was offset by lower stock based compensation expense of $0.1 million.

Interest (Income)/Expense.  Interest (income)/expense consists primarily of interest charges or gains related to convertible debentures, combined with other interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments. Net interest income was $1.2 million for the first quarter of 2008 compared to net interest expense of $1.7 million for the first quarter of 2007. The increase resulted from favorable fair value adjustments of our March 2007 and August 2007 convertible debt in accordance with the FAS 155 provisions that we use to account for these two financial instruments.

(Gain)/Loss on Sale of Assets.  We recognized a net loss on sale of assets of $0.01 million during the three months ended March 31, 2008, which was comprised of offsetting items. We wrote down our investment in PUPS stock to reflect the current net realizable value of zero, which resulted in a charge of $450,000. Offsetting this charge during the current quarter was a gain of $370,000 resulting from the sale of our remaining 10% ownership of 12Snap.

(Gain)/Loss on Derivative Financial Instruments.  Gain on derivative financial instruments was $5.4 million for the three months ended March 31, 2008, compared with a loss of $3.5 million for the three months ended March 31, 2007, a change of $8.9 million or 253.7%.  The derivative gains and losses are associated with our convertible preferred stock and convertible debenture financing.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction (appreciation) in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period, resulting primarily from the changes in our stock price during the reporting period. The fair value of the derivative financial instruments at each measurement date correlates to our stock price at the same date. As a result, our net loss varies significantly from our cash flow from operations during the three months ended March 31, 2008 and 2007. In future periods, our loss could fluctuate dramatically from quarter to quarter if our stock price is significantly different from the stock price at the end of the previous measurement period. Because we cannot guarantee that we have enough authorized shares to net share settle the convertible instruments, the change in fair value of derivative instruments will be recorded to our statement of operations each reporting period until the convertible instruments are fully converted.

Results of Discontinued Operations

In fiscal 2006 and 2007 we discontinued the operations of our Mobot, Sponge, 12Snap, Telecom Services and Micro Paint Repair businesses, which were accounted for as discontinued operations in accordance with SEC Staff Accounting Topic 5E, Accounting Principles Board (APB) Opinion 29, APB 18, Statement of Financial Accounting Standards (FAS) 141, FAS 144, and Emerging Issues Task Force Issue 01-2. A loss of $0.4 million was recognized for the three months ended March 31, 2008, which was primarily attributable to deferred compensation expense associated with stock options granted to employees of the divested businesses prior to the divestitures and wind-down expenses associated with Micro Paint Repair-US operations. For the three months ended March 31, 2007, we recognized a loss of $2.6 million for discontinued operations, which included a charge of $2.5 million for impairment of intangible assets related to our prior acquisition of 12Snap, other operating costs of $2.8 million and stock compensation expense of $0.5 million, that were offset by revenues related to the discontinued operations during the period of $3.2 million.

Liquidity and Capital Resources

As of March 31, 2008, we had $0.2 million in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. This is a decrease of $1.2 million or 84.5% compared to a total of $1.4 million as of December 31, 2007.

On a comparative basis, cash used by operating activities of continuing operations decreased $2.0 million to $1.6 million for the three months ended March 31, 2008 compared to $3.6 million of cash used by operating activities for the period ended March 31, 2007. The decrease in cash used by continuing operations is primarily due to fluctuations in fair values of warrants and embedded conversion features related to our convertible financing instruments.

Cash provided by investing activities increased by $2.0 million to $1.0 million for the three months ended March 31, 2008 compared to $1.0 million of cash used in investing activities for the period ended March 31, 2007. This increase was primarily due the sale of our remaining ownership of 12Snap, which resulted in net proceeds to us of $0.8 million, combined with cash and other assets in the amount of $0.3 million retained by us from Micro Paint Repair-US after the operation was shut down, reflecting a partial settlement of intercompany loans, offset by expenditures of $0.07 million for computer equipment and $0.014 million of interest paid on purchase price guarantee obligations. For the three months ended March 31, 2007, we paid purchase price guarantee obligations in the amount of $2.4 million offset by $0.5 million cash received in repayment of a note receivable and cash and other assets in the amount of $0.9 million retained by us from subsidiaries disposed during the period, resulting in net use of cash by investing activities of $1.0 million.

Cash used in financing activities was $0.03 million for the three months ended March 31, 2008 compared to $6.7 million cash provided by financing activities for the three months ended March 31, 2007. During the current period, we repaid $0.03 on notes payable. For the three months ended March 31, 2007, we borrowed funds under a convertible debenture which resulted in $6.7 million in debt related to the convertible financing instrument, and also received a nominal amount of cash from exercised stock options.

Cash used in discontinued operations was $0.4 million and $2.6 million for the periods ending March 31, 2008 and 2007, respectively, representing a decrease of $2.2 million for the current period. The decrease reflects the reduced costs incurred for the discontinued operations subsequent to their disposal. Our future ongoing costs related to discontinued operations will be the recognition of stock based compensation expense related to stock options granted to employees of the discontinued operations prior to the disposals of the units, which will be fully expensed by the end of the second quarter of 2009.

As of March 31, 2008, we have a working capital deficiency of $80.0 million, of which $19.1 million relates to the fair value of derivative financial instruments, and $49.3 million relates to the carrying value of debentures and convertible preferred stock that are convertible into shares of our common stock. We intend to attempt to fund our working capital deficiency as described in “Sources of Cash and Projected Cash Requirements”.

Significant Liquidity Events

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net income for the three months ended March 31, 2008 was $3.6 million compared to net loss of $11.5 million for the three months ended March 31, 2007. Net cash used for operations was $1.6 million and $3.6 million, for the three months ended March 31, 2008 and 2006, respectively. We also have an accumulated deficit of $197.8 million and a working capital deficit of $80.0 million as of March 31, 2008.

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

Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of our marketable assets. Our plan is to attempt to secure adequate funding to bridge the commercialization of our NeoReaderTM business.

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

Sale of 12Snap Put Option – January 28, 2008

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

Sources of Cash and Projected Cash Requirements

As of March 31, 2008, our cash balances were $0.2 million. Our plan is to attempt to secure adequate funding to bridge the commercialization of our NeoReaderTM business.

NeoMedia’s reliance on Yorkville as our primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreements between us and Yorkville, signed in connection with the convertible debenture sales, without Yorkville’s consent we cannot (i) issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets of, or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and Yorkville, signed in connection with the convertible debentures, Yorkville has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than Yorkville, and would likely result in a higher cost of capital in the event funding were secured.

Additionally, pursuant to the terms of the investment agreement between us and Yorkville signed in connection with the Series C convertible preferred stock sale, we cannot (i) enter into any debt arrangements in which it is the borrower, (ii) grant any security interest in any of our assets, or (iii) grant any security below market price.

Contractual Obligations

There have been no material changes to our contractual obligations from the information provided in the “Contractual Obligations” portion of Item 7 - Management’s Discussion Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

In December 2006, we entered into a twenty-five month consulting agreement with SKS Consulting of South Florida Corp. (“SKS”) whereby we pay SKS $1,000 per day worked on our behalf and 60,000 warrants per month for services rendered by George O’Leary and Jay Bonk. In payment of this agreement, we paid SKS $3,000 and issued stock valued at $2,381 to Mr. O’Leary and stock valued at $794 to Mr. Bonk during the three months ended March 31, 2008. Mr. O’Leary is on our Board of Directors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks which exist as part of our ongoing business operations. We currently do not engage in derivative and hedging transactions to mitigate the affects of the risks below. In the future, we may enter into foreign currency forward contracts to manage foreign currency risk.

Interest Rate Risk.  Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates would affect the interest paid on our borrowings and/or earned on our cash and cash equivalents. Based on our overall interest rate exposure at March 31, 2008, a near-term change in interest rates, based on historical small movements, would not materially effect our operations or the fair value of interest rate sensitive instruments. Our current debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations; however, changes in interest rates may increase our cost of borrowing in the future.

Investment Risk.  As of March 31, 2008, we do not have material amounts invested in other public or privately-held companies and therefore there is minimal associated investment risk with our investment portfolio.

Foreign Currency Risk.  We conduct business internationally in two currencies, and as such, are exposed to adverse movements in foreign currency exchange rates. Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of our Gavitec subsidiary into U.S. dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations. Foreign exchange rate fluctuations did not have a material impact on our financial results for the three months ended March 31, 2008 and 2007.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2008, at the reasonable assurance level, because of the material weaknesses described in Item 9A of our Annual Report on Form 10−K for the fiscal year ended December 31, 2007, which we are still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2007 Form 10−K for a full description of these weaknesses.

Notwithstanding the material weaknesses described in Item 9A of the Form 10−K for the fiscal year ended December 31, 2007, we believe that our consolidated financial statements presented in this Quarterly Report on Form 10−Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Management’s Remediation Efforts

As of the date of this filing, we have taken the following step to strengthen our internal control over financial reporting. Notwithstanding our efforts, the material weaknesses described in Item 9A of our Form 10−K for the fiscal year ended December 31, 2007, will not be considered remediated until the new controls operate for a sufficient period of time and are tested (in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act) to enable management to conclude that the controls are operating effectively.

•
Financial Expert on the Audit Committee. On February 6, 2008, our Board of Directors appointed George G. O’Leary as Chairman of the Audit Committee. Mr. O’Leary meets the definition of an Audit Committee Financial Expert as defined by Section 407 of the Sarbanes-Oxley Act.

We are currently addressing each of the material weaknesses in internal control over financial reporting cited in our 2007 Form 10−K and are committed to remediating them as expeditiously as possible. We will devote significant time and resources to the remediation effort.

Inherent Limitations

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments relating to certain pending legal proceedings. For a description of pending legal proceedings, see Note 12 - Contingencies, to the Consolidated Financial Statements.

ITEM 1A. Risk Factors

You should carefully consider the following factors and all other information contained in this Form 10-Q and our Form 10-K for the year ended December 31, 2007 before you make any investment decisions with respect to our securities. The risks and uncertainties described below may not be the only risks we face.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Net income (loss) from continuing operations for the three months ended March 31, 2008 and 2007 was $4.0 million and ($8.9) million, respectively. Net cash used for operations was $1.6 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively. We also have an accumulated deficit of $197.8 million and a working capital deficit of $80.0 million as of March 31, 2008.

We have an obligation as of March 31, 2008 of $4.5 million relating to purchase price guarantee associated with our acquisition of 12Snap.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We will need to raise additional funds to continue our operations.

We had cash balances of $0.2 million as of March 31, 2008. In order to satisfy our obligations that are currently due and that will come due, and maintain our operations in the absence of a material increase in revenues, we will need to raise additional cash from outside sources.

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

Pursuant to the terms of the merger agreement with 12Snap, we were obligated to compensate the sellers in cash for the difference between the price at the time the shares became saleable and the price the shares were valued for purposes of the merger agreement. At the time the shares became saleable, such obligation amounted to $16.2 million.

On March 19, 2007, we issued 197,620,948 shares valued at $9.4 million as partial settlement of the $16.2 million obligation, leaving a balance of $6.8 million after the stock payment. Also during 2007, we made payments of $0.5 million and negotiated a reduction of $1.76 million in the obligation, leaving a balance as of March 31, 2008 of $4.5 million in purchase price guarantees, the entire balance of which is currently due and payable.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We identified five (5) material weaknesses in our internal control as of December 31, 2007. These matters and our efforts regarding remediation of these matters, as well as efforts regarding internal controls generally are discussed in detail in Part II, Item 9A(T), Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2007.  However, as our material weaknesses in our internal controls demonstrate, we cannot be certain that the remedial measures we have taken to date will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future, in addition to those identified as of December 31, 2007. Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

During the three months ended March 31, 2008, we recognized a gain in the amount of $5.4 million resulting from adjustments recorded to reflect the change in fair value from revaluation of warrants and embedded conversion features in connection with our Series C convertible preferred stock and our convertible debentures. We will adjust the carrying value of our derivative instruments to market at each balance sheet date. As a result, we could experience significant fluctuations in our net income (loss) in future periods from such charges based on corresponding movement in our share price.

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

At March 31, 2008, approximately eighty-one (81%) of our total assets used in continuing operations were intangible assets and goodwill, consisting primarily of rights related to our patents, other intellectual property, and excess of purchase price over fair market value paid for Gavitec. If our operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of our stock and the ability of our stockholders to recoup their investments in our stock.

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

The success of the acquisition of Gavitec could depend on the ability of our executive management to integrate the business plan of Gavitec with our overall business plan. Failure to properly integrate the business could have a material adverse effect on the expected revenue and operations of the acquisition, as well as the expected return on investment for us. We acquired Gavitec during the first quarter of 2006, when we also acquired four other businesses – Mobot, Sponge, 12Snap and NeoMedia Telecom Services, each of which have been subsequently divested, less than two (2) years after acquisition. As a result of these divestitures, we have experienced a substantial decrease in revenues, operating losses and consolidated assets in the current year as compared to the prior year. For the three months ended March 31, 2008, Gavitec accounted for approximately fifty-six percent (56%) of our consolidated revenues. In addition, Gavitec assets represented approximately four percent (4%) of our consolidated assets as of March 31, 2008.

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

We are currently involved in litigation to defend some of our patents from infringement from Scanbuy, and our ‘048 patent is currently under reexamination by the United States Patent and Trademark Office (USPTO) in conjunction with the Electronic Frontier Foundation, as described in Note 12 - Contingencies. While it is not possible to determine with certainty the outcome of these matters, it is possible that the eventual resolution of the following legal actions could have a material adverse effect on our financial position or operating results.

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

On March 27, 2007, we entered into a Securities Purchase Agreement with Yorkville, pursuant to which Yorkville agreed to purchase 13% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $7.4 million. The March Debenture Agreement also provided for the issuance to Yorkville warrants to purchase 125 million shares of our common stock at an exercise price of $0.04 per share. At any time from the closing date until March 27, 2009, Yorkville has the right to convert the convertible debenture into our common stock at the then effective conversion price, which varies relative to our trading stock price, as follows: the lower of $0.05 per share, or 90% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 30 trading days immediately preceding the conversion date. The conversion is limited such that Yorkville cannot exceed 4.99% ownership, unless Yorkville waives their right to such limitation. The limitation will terminate under any event of default. In connection with the March Debenture Agreement, we applied $1.3 million of the gross proceeds toward payment of liquidated damages accrued on previous convertible instruments payable to Yorkville, and $0.4 million toward accrued interest on previous convertible debentures. Yorkville also retained fees of $0.8 million, resulting in net proceeds to us of $5.0 million.

On July 20, 2007, we issued 517,415 shares of common stock to SKS Consulting of South Florida Corp. (“SKS”) as partial payment against the consulting agreement we have with SKS. The shares were valued at $0.0251 per share, which was the fair value at the time of issuance.

On August 16, 2007, we issued 28,854,685 shares of unregistered common stock to Tesscourt Capital, Ltd. as settlement of debt.

On August 24, 2007, we entered into a Securities Purchase Agreement with Yorkville, pursuant to which Yorkville agreed to purchase 14% secured convertible debentures maturing two years from the date of issuance in the aggregate amount of $1.775 million. The August Debenture Agreement also provided for the issuance to Yorkville warrants to purchase 75 million shares of our common stock at an exercise price of $0.02 per share. At any time from the closing date until August 24, 2009, Yorkville has the right to convert the convertible debenture into our common stock at the then effective conversion price, which varies relative to our trading stock price, as follows: the lower of $0.02 per share, or 80% of the lowest closing bid price (as reported by Bloomberg) of the common stock for the 10 trading days immediately preceding the conversion date. The conversion is limited such that Yorkville cannot exceed 4.99% ownership, unless Yorkville waives their right to such limitation. The limitation will terminate under any event of default. Yorkville retained fees of $0.2 million, resulting in net proceeds to us of $1.575 million.

On October 2, 2007, we issued 264,753 shares of common stock to SKS Consulting of South Florida Corp. (“SKS”) as partial payment against the consulting agreement we have with SKS. The shares were valued at $0.019 per share, which was the fair value at the time of issuance.

On October 31, 2007, we issued 6,190,476 shares of unregistered common stock to Guy Fietz in conjunction with the disposition of the NeoMedia Telecom Services business unit.

On December 17, 2007, we issued 820,313 shares of common stock to Corporate Resources, Inc. as partial payment against a placement fee incurred in filling a management position with us. The shares were valued at $0.016 per share, which was the fair value at the time of issuance.

On January 21, 2008, we issued 288,620 shares of common stock to SKS Consulting of South Florida Corp. (“SKS”) as partial payment against the consulting agreement we have with SKS. The shares were valued at $0.011 per share, which was the fair value at the time of issuance.

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

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: May 15, 2008	/s/ Frank J. Pazera
Frank J. Pazera
Chief Financial Officer & Principal Accounting Officer