Form 10-Q
period 2008-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2008-08-14
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of outstanding shares of the registrant’s Common Stock on August 13, 2008 was 1,235,224,960.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2008

FORWARD LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to NeoMedia Technologies, Inc, a Delaware corporation, which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75	$1,415
Trade accounts receivable, net of allowance for doubtful accounts of $78 and $78, respectively	66	58
Other receivable	4	225
Inventories, net of allowance for obsolete & slow-moving inventory of $87 and $80, respectively	213	198
Investment in marketable securities	-	8
Prepaid expenses and other current assets	300	188
Assets held for sale	-	159
Total current assets	658	2,251

Property, equipment & leasehold improvements, net	87	85
Goodwill	3,418	3,418
Proprietary software	3,077	3,413
Patents and other intangible assets	2,475	2,608
Cash surrender value of life insurance policy	747	747
Other long term assets	631	1,002
Total assets	$11,093	$13,524

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$114	$322
Accrued expenses	6,732	6,015
Deferred revenues and customer prepayments	583	669
Notes payable	15	44
Accrued purchase price guarantee	4,614	4,549
Deferred tax liability	706	706
Derivative financial instruments	25,659	24,651
Debentures payable	7,500	7,500
Debentures payable at fair value	23,331	23,199
Series C Convertible Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 shares issued, 19,674 shares outstanding	19,674	20,097
Total liabilities	88,928	87,752

Commitments and contingencies (note 10)

Shareholders' deficit
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 1,128,376,229 and 1,025,295,693 shares issued and 1,145,224,960 and 1,022,144,424 shares outstanding, respectively	11,452	10,221
Additional paid in capital	118,765	118,427
Accumulated deficit	(207,168)	(201,565)
Accumulated other comprehensive loss	(105)	(532)
Treasury stock, at cost, 201,230 shares	(779)	(779)
Total shareholders' deficit	(77,835)	(74,228)
Total liabilities and shareholders’ deficit	$11,093	$13,524

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)
(In Thousands, Except Share and per Share Data)

	For the six months ended
	June 30,	June 30,
	2008	2007

Revenues	$471	$1,023
Cost of sales	605	687

Gross Profit (Loss)	(134)	336

Sales and marketing	1,283	1,402
General and administrative	2,573	3,764
Research and development	1,217	925

Operating Profit (Loss)	(5,207)	(5,755)

Gain on extinguishment of debt	22	253
Interest income/(expense) due to fair value adjustment	2 ,709	(464)
Other interest income/(expense)-net	(411)	(2,191)
(Loss) on sale of assets	(84)	(1)
(Loss) from change in fair value of derivative financial instruments	(2,343)	(2,386)

Net (loss) from continuing operations	(5,313)	(10,544)

(Loss) from discontinued operations	(291)	(3,296)
(Loss) from disposal of 12Snap	-	(257)
(Loss) from discontinued operations	(291)	(3,553)

Net (loss)	(5,604)	(14,097)

Accretion of dividends on convertible preferred stock	(798)	(861)

Net (loss) attributable to common shareholders	$(6,402)	$(14,958)

Comprehensive (loss):
Net income (loss)	(5,604)	(14,097)
Other comprehensive loss
Unrealized (loss) on marketable securities	-	(43)
Foreign currency translation adjustment	(14)	105

Comprehensive (loss)	$(5,618)	$(14,035)

(Loss) per share, basic:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)
Net (loss) per share, basic	$(0.00)	$(0.01)

Weighted average number of common shares used in per share calculation, basic	1,081,308,224	789,247,203

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	For the six months ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,604)	$(14,097)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	291	3,553
Depreciation and amortization	539	572
Loss on sale of assets	229	-
Change in fair value from revaluation of warrants and embedded conversion features	2,343	2,386
Gain on early extinguishment of debt	(22)	(252)
Stock-based compensation	987	1,661
Interest (income) expense related to convertible debt	(2,709)	1,245
Change in value of life insurance policies	-	(62)
Changes in operating assets and liabilities:
Receivables	213	(110)
Inventories	(14)	(200)
Prepaid expenses and other current assets	82	(84)
Accounts payable and accrued expenses	599	471
Deferred revenue and other current liabilities	(86)	(347)
Cash used in operating activities of continuing operations	(3,152)	(5,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(73)	(15)
Loans repaid from subsidiaries	-	1,334
Proceeds from sale of investments	751	-
Payment of purchase price guarantee obligations	(14)	(2,484)
Acquisitions, net of cash acquired	-	1,100
Amounts received (issued) under notes receivable	-	450
Cash provided by (used in) investing activities of continuing operations	664	385

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt and capital lease obligations	(29)	-
Borrowing under convertible debt instrument	1,477	5,663
Net proceeds from exercise of stock options and warrants	-	17
Cash provided by (used in) financing activities of continuing operations	1,448	5,680

Net cash (used in) provided by continuing operations	(1,040)	801

Effect of exchange rate changes on cash for continuing operations	(14)	90

Net cash used in discontinued operations
Operating cash flows	(286)	(3,553)
Investing cash flows	-	-
Financing cash flows	-	-
Total cash flows used in discontinued operations	(286)	(3,553)

Net increase (decrease) in cash and cash equivalents	(1,340)	(2,662)
Cash and cash equivalents at beginning of period	1,415	2,813
Cash and cash equivalents at end of period	$75	$151
Supplemental cash flow information:
Interest paid during the period	$14	$401
Unrealized gain (loss) on marketable securities	-	(43)
Fair value of shares issued to satisfy purchase price guarantee obligations	-	12,721
Accretion of dividends on Series C Convertible Preferred Stock	798	433
Series C Convertible Preferred Stock converted to common stock	423	-
Deemed dividend on preferred stock conversions	631	-

The accompanying notes are an integral part of the consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - General

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

Going Concern– The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Our code-reading business has historically incurred net losses and losses from operations. Net loss from continuing operations for the six months ended June 30, 2008 and 2007 was $5 million and $10.5 million, respectively. Net cash used for operations during the same periods was $3.2 million and $5.3 million. We also have an accumulated deficit of $207 million and a working capital deficit of $88 million as of June 30, 2008. Although we have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities, we will continue to have negative cash flows as we continue to execute on our business plan. The items discussed above raise substantial doubts about our ability to continue as a going concern. There can be no assurance that our continuing efforts to execute our business plan will be successful and if we will be able to continue as a going concern

We will require additional financing in order to execute our operating plan and continue as a going concern. We cannot predict whether this additional financing will be in the form of equity, debt, or another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should financing sources fail to materialize, our management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of our marketable assets. Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our NeoReaderTM business. If these financing sources or increased revenues and profits do not materialize, and we are unable to secure additional financing, we could be forced to further reduce or cease our business operations.

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

Interim Unaudited Financial Information–The accompanying unaudited consolidated financial statements include our results of operations for the six months ended June 30, 2008 and 2007. These financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In management’s opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. The net effect of discontinued operations is reported separately from the results of our continuing operations. Operating results for the six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Basis of Presentation–This report on Form 10-Q for the six months ended June 30, 2008 should be read in conjunction with our Annual Report on Form 10-K for the twelve months ended December 31, 2007. The financial statements include the accounts of NeoMedia Technologies, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. We operate as one reportable segment.

During the year ended December 31, 2006, we completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD. During 2006, we also divested of a substantial portion of our ownership in both Mobot and Sponge. During 2007, we made the strategic decision to sell 12Snap and Telecom Services (consisting of the business acquired from BSD) and these divestitures were completed on April 4, 2007 and October 30, 2007, respectively. The consolidated statements of operations presented herein reflect the results of 12Snap and BSD from January 1, 2007 through June 30, 2007 under the caption “Loss from discontinued operations”. Gavitec results are included in NeoMedia’s consolidated results from continuing operations for all periods presented.

Use of Estimates – The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Basic and Diluted Income (Loss) Per Share– Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the six months ended June 30, 2008, we reported net loss per share, and as such basic and diluted loss per share were equivalent. We have excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented.

In addition to net income (loss) per share, we have also reported per share amounts on the separate income statement components required by APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as the disposal activities of our discontinued operations were initiated prior to our adoption of FAS 144. Because we have reported a loss from continuing operations for the six months ended June 30, 2008, the effect of potentially dilutive securities has been excluded from the calculation of per share amounts for that period.

Inventories, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. SFAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. While this statement formalizes the sources and hierarchy of GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not determined the impact, if any, of the adoption of FSP SFAS No. 142-3.

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

Note 3 – Discontinued Operations

MicroPaint Repair, 12Snap & Telecom Services– During August 2006, we decided to sell our Micro Paint Repair (MPR) business unit; this sale was completed on November 15, 2007. During the first quarter of 2007, we also decided to sell our remaining non-core business units, consisting of 12Snap and Telecom Services. Our sale of 12Snap was completed in April 2007, and our sale of Telecom Services was completed in October 2007.

Sponge and Mobot Businesses– In the fourth quarter of 2006, we disposed of two subsidiaries, Sponge and Mobot. All assets and liabilities associated with these two subsidiaries were disposed of in the sale.

All costs related to the operations of Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Services are classified as discontinued operations for all periods presented in this Form 10-Q. Loss from the discontinued business units for the six months ended June 30, 2007 reflects direct operations of the Micro Paint Repair, 12Snap, and Telecom Services units. For the six months ended June 30, 2008, we incurred wind-down expenses for Micro Paint Repair – US. For the six months ended June 30, 2008, we also set up a reserve for the remaining $0.3 million due from the sale of Micro Paint Repair, because the funds have not been received as of the date of this filing, and legal efforts to secure the remaining payment due have been unsuccessful.

There is no tax expense or benefit to report as a result of our net operating loss carry forward tax position.

The following table presents a summary of results of our discontinued operations for the six months ended June 30, 2008 and 2007:

	Micro Paint Repair	12Snap	Other	Total
Six Months Ended June 30, 2008
Net sales	$-	$-	$-	$-
Income (Loss) from discontinued operations	(291.2)	-	-	(291.2)

Six Months Ended June 30, 2007
Net sales	$716.0	$2,621.0	$814.0	$4,151.0
Income (Loss) from discontinued operations	(1,209.0)	(2,302.0)	(42.0)	(3,553.0)

Note 4 - Financing

On February 17, 2006, the Company issued Series C Convertible Preferred Stock to YA Global Investments, L.P. (“YA Global”) and between August 24, 2006 and May 29, 2008, has entered into seven Secured Convertible Debentures with YA Global. In addition, in connection with these debentures and preferred stock, the Company also issued common stock warrants to YA Global. As described in Note 11, subsequent to June 30, 2008, we have entered into, or expect to enter into, four additional convertible debentures with YA Global.

Secured Convertible Debentures

In 2006 and 2007, the Company issued four Secured Convertible Debentures to YA Global. During the quarter ended June 30, 2008, the Company issued three additional Secured Convertible Debentures to YA Global, dated April 11, 2008, May 16, 2008 and May 29, 2008, as follows:.

	April 11, 2008	May 16, 2008	May 29, 2008	Total

Face Amount	$390,000	$500,000	$790,000	$1,680,000
Net Proceeds	$336,000	$441,000	$700,000	$1,477,000

Common shares indexed to debenture	92,857,143	227,272,727	395,000,000	715,129,870
Common shares indexed to warrants	—	7,500,000	50,000,000	57,500,000
Total common shares indexed	92,857,143	234,772,727	445,000,000	772,629,870

The underlying agreements for each of the seven debentures are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The table below summarizes the significant terms of each of the seven debentures outstanding at June 30, 2008.

The debentures are convertible into our common stock at the then effective conversion price, which varies relative to our trading stock price, as summarized in table below. The conversions are limited such that YA Global’s ownership of our common stock cannot exceed 4.99%. The convertible debentures provide anti-dilution protection such that, if at any time while the debentures are outstanding, we offer, sell or grant any option to purchase or offer, sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents, or entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), then, in such instance, the conversion price of the convertible debentures will be reduced to the lower price. Any such adjustment in the effective conversion price for the convertible debentures could significantly dilute existing investors.

All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture with YA Global and which provides YA Global with a security interest in substantially all of our assets.

The April 2008 and May 2008 debentures are included in the terms of an existing Registration Rights Agreement with YA Global dated August 24, 2007. That agreement requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debenture and the exercise of the related warrants and (ii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to pay liquidating damages amounting to 2% per month of the principal amount of the debentures, not to exceed aggregate damages of $1,000,000.

In connection with the August 2006 and December 2006 convertible debentures, we also entered into a Registration Rights Agreement with YA Global that required us to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. Although the required registration statement was declared effective on November 5, 2007, we failed to meet the timely filing requirements, and accordingly were subject to liquidated damages amounting to 2% of the outstanding amount of the convertible debentures, not to exceed $1.3 million. On March 27, 2007, we paid $0.5 million of liquidated damages from the proceeds of a new secured convertible debenture. The remaining $0.8 million of liquidated damages has been accrued. On March 27, 2007, we also paid from the proceeds of the new debenture $0.8 million of liquidated damages related to our failure to timely file the registration statement required in connection with the Series C preferred stock.

The convertible debentures contain various Events of Default, which could subject us to penalties, damages, and liabilities as specified in the agreements. Such Events include:

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

•	Any lapse in the effectiveness of the registration statement covering the shares related to the conversion option and the warrants;

•	Any failure to deliver share certificates within the specified time;

•	Any failure by us to pay in full the amount of cash due pursuant to a buy-in or failure to pay any amounts owed on account of an event of default within 10 days of the date due.

In addition, the debentures require that:

•	We will reserve and keep available authorized and unissued registered shares available to be issued upon conversion;

•	Without YA Global’s consent, we cannot:

o	issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance,

o
issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance,

o	enter into any security instrument granting the holder a security interest in any of our assets, or

o	file any registration statements on Form S-8.

As of June 30, 2008, the significant terms of the seven convertible debentures are as follows:

	August 24, 2006	December 29, 2006	March 27, 2007	August 24, 2007

Principal amount	$5,000,000	$2,500,000	$7,458,651	$1,775,000
Fees paid	-	(270,000)	(780,865)	(200,000)
Accrued interest on prior obligations paid	-	-	(365,972)	-
Liquidated damages on prior obligations paid	-	-	(1,311,814)	-
Net proceeds to Company	$5,000,000	$2,230,000	$5,000,000	$1,575,000

Interest rate	10%	10%	13%	14%
Maturity date (2 years)	8/24/2008	12/29/2008	3/27/2009	8/24/2009

Number of warrants issued	175,000,000	42,000,000	125,000,000	75,000,000
Exercise price of warrants	0.02	0.02	0.02	0.02
Warrants expire (5 years)	8/24/2011	12/29/2011	3/24/2012	8/24/2012

Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.15	$0.06	$0.05	$0.02
or percent of the lowest closing bid price	90%	90%	90%	80%
of lowest volume weighted average price preceding conversion	30 days	30 days	30 days	10 days

Registration rights agreement:
File registration with SEC within	30 days	150 days	before 4/12/07	30 days / demand
Achieve effectiveness of registration statement with SEC within	90 days	90 days	5/10/2007	90 days of demand
Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month	2% of principal, per month	2% of principal, per month	2% of principal, per month
Security pledged as collateral	substantially all of our assets	substantially all of our assets	substantially all of our assets	substantially all of our assets

	April 11, 2008	May 16, 2008	May 29, 2008	Total of all financings

Principal amount	$390,000	$500,000	$790,000	$18,413,651
Fees paid	(54,000)	(59,000)	(90,000)	(1,453,864)
Accrued interest on prior obligations paid	-	-	-	(365,972)
Liquidated damages on prior obligations paid	-	-	-	(1,311,814)
Net proceeds to Company	$336,000	$441,000	$700,000	$15,282,001

Interest rate	15%	15%	15%
Maturity date (2 years)	4/11/2010	5/16/2010	5/29/2010

Number of warrants issued	-	7,500,000	50,000,000	474,500,000
Exercise price of warrants	-	0.0175	0.01
Warrants expire (7 years)	-	5/16/2015	5/29/2015

Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.015	$0.015	$0.01
or percent of the lowest closing bid price	80	80	80
of lowest volume weighted average price preceding conversion	10 days	10 days	10 days

Registration rights agreement:
File registration with SEC within	30 days	30days	30 days
achieve effectiveness of registration statement with SEC within	90 days	90 days	90 days
Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month	2% of principal, per month	2% of principal,per month
Security pledged as collateral	substantially all of our assets	substantially all of our assets	substantially all of our assets

Series C Convertible Preferred Stock

On February 17, 2006, we issued 22,000 shares of $1,000 Series C 8% convertible preferred stock to YA Global. The Series C convertible preferred stock is convertible into our common stock at the lower of $0.02 per share, or 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. The fixed conversion price was reset from $0.50 to $0.02 on August 24, 2007, as an inducement to YA Global to enter into an additional financing arrangement with us at that time. The conversions are limited such that YA Global’s ownership of the Company cannot exceed 4.99%. The Series C convertible preferred stock has voting rights on an “as converted” basis, meaning YA Global is entitled to vote the number of shares of common stock into which the 8% cumulative Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders.

As of June 30, 2008, YA Global has converted 2,326 shares of the original 22,000 shares of Series C preferred stock, leaving 19,674 shares outstanding, as follows:

Date Converted	Series C Shares Converted	Common Shares Issued

11/29/06	378	6,631,579
06/19/07	245	8,781,362
08/16/07	500	25,773,196
10/24/07	600	45,801,527
10/31/07	180	13,740,458
02/19/08	78	10,000,000
03/10/08	16	2,500,000
03/17/08	32	10,000,000
03/25/08	32	10,000,000
04/01/08	64	10,000,000
05/06/08	15.5	5,000,000
05/09/08	15	5,000,000
05/22/08	11	5,000,000
05/30/08	44	20,000,000
06/12/08	52.5	25,000,000
06/23/08	21	10,000,000
06/30/08	42	20,000,000
Total	2,326	233,228,122

The Series C convertible preferred stock provides anti-dilution protection such that, if at any time while the Series C preferred stock is outstanding, we offer, sell or grant any option to purchase or offer, sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents, or entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options), then, in such instance, the conversion price for the convertible preferred stock will be reduced to the lower price. Any such adjustment in the effective conversion price for the convertible preferred shares could significantly dilute existing investors.

In connection with the Series C convertible preferred stock, we also entered into a Registration Rights Agreement with YA Global that requires us to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. Although the required registration statement was declared effective on November 5, 2007, we failed to meet the timely filing requirements, and accordingly were subject to liquidated damages amounting to 1% of the outstanding amount of Series C preferred stock per month, not to exceed $1.2 million. On March 27, 2007, we paid $0.8 million of liquidated damages from the proceeds of a new secured convertible debenture. The remaining $0.4 million of liquidated damages has been accrued by us.

Under the Series C Agreement, YA Global also received Series A, B and C warrants to purchase 20 million, 25 million, and 30 million shares of our common stock. The warrants, which are exercisable separately, originally had exercise prices of $0.50, $0.40 and $0.35, respectively, per share, subject to adjustment, including anti-dilution protection similar to that described above. As an inducement to YA Global to enter into subsequent financing arrangements with us, the exercise prices of these warrants were reduced on December 29, 2006 to $0.04 per share and were again reduced on August 24, 2007 to $0.02 per share, subject to all the original terms and conditions of the respective warrant agreements. The warrants have a five-year contractual life. We can force exercise of the warrants if the closing bid price of our common stock is more than $0.10 greater than the exercise price of the warrants for 15 consecutive trading days.

Warrants

As described above, YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C convertible preferred stock. As discussed above, the exercise prices of warrants held by YA Global have been adjusted from time to time as an inducement for YA Global to enter into subsequent financing arrangements. At June 30, 2008, the warrants issued to YA Global, none of which have been exercised, were as follows:

Original Issue Date	Shares Underlying Warrant	Original Exercise Price	Restated Exercise Price December 29, 2006	Restated Exercise Price August 24, 2006

February 17, 2006	20,000,000	$0.50	$0.04	$0.02
February 17, 2006	25,000,000	0.40	0.04	0.02
February 17, 2006	30,000,000	0.35	0.04	0.02
August 24, 2006	25,000,000	0.15	0.04	0.02
August 24, 2006	50,000,000	0.25	0.04	0.02
August 24, 2006	50,000,000	0.20	0.04	0.02
August 24, 2006	50,000,000	0.05	n/a	0.02
December 29, 2006	42,000,000	0.06	n/a	0.02
March 27, 2007	125,000,000	0.04	n/a	0.02
August 24, 2007	75,000,000	0.02	n/a	n/a
May 16, 2008	7,500,000	0.0175	n/a	n/a
May 29, 2008	50,000,000	0.01	n/a	n/a

Total	549,500,000

Default and Other Considerations

As of December 31, 2006, we were in default of the August 2006, December 2006 and Series C preferred stock instruments, due primarily to our failure to register the shares underlying the instruments by the prescribed deadline, and for failure to sell our Micro Paint Repair and Telecom Services businesses by September 30, 2007, as required by the August 2007 Debenture. Due to the then default status, YA Global had certain material rights that did not exist prior to default. Specifically, the full face value of the instruments were callable, and we were responsible for liquidated damages until the default was cured by the effectiveness of our registration statement on November 5, 2007, and the sale of Telecom Services and MPR, which were completed on October 30, 2007 and November 15, 2007, respectively.

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

Fair Value Considerations

In accordance with FAS 133, ‘Accounting for Derivative Instruments and Hedging Activities’, we determined that the conversion features of the Series C convertible preferred stock, the August 2006 Debenture, and the December 2006 Debenture met the criteria of embedded derivatives and that the conversion features of these instruments needed to be bifurcated and accounted for as derivative instrument liabilities. These instruments do not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon their conversion is not fixed, and there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability, at fair value. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income.

Beginning in 2007, each new financing arrangement is evaluated, on an instrument-by-instrument basis, under FAS 155, ‘Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140’, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. During the evaluation of the March 2007 Debenture, August 2007 Debenture, April 2008 Debenture and May 2008 Debentures, we determined that (i) the hybrid debt instrument embodied certain derivative features whose risks and rewards were not clearly and closely related to the risks and rewards of the host debt instrument and (ii) warrants issued in connection with the March 2007 Debenture, August 2007 Debenture and May 2008 Debentures did not meet all of the established criteria for equity classification. Additionally, the March 2007 Debenture, August 2007, April 2008 and May 2008 Debentures extended a right to the holder to accelerate repayment of the debt (default put) and each contains cash penalties upon the occurrence of certain contingent events. The default put may be triggered by certain events that are not related to the debt characteristics of the debentures and those events are not within our control. As permitted by FAS 155, we have elected not to bifurcate the embedded derivatives in the March 2007 Debenture, August 2007 Debenture, April 2008 Debenture or the May 2008 Debentures and accordingly these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the secured convertible debentures charged or credited to income each period..

The warrants issued to YA Global in connection with the Series C preferred stock and in connection with the convertible debentures do not meet all of the established criteria for equity classification provided in EITF 00-19 and, accordingly, are recorded as derivative liabilities at fair value. In addition, certain other warrants issued by the Company do not meet the criteria for equity classification and are also carried as derivative liabilities. Changes in the fair value of the warrants are charged or credited to income each period.

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

Initial Accounting for New Debentures

As discussed above, for the April 11, 2008, May 16, 2008 and May 29, 2008 convertible debentures, we elected not to bifurcate the embedded derivatives and accordingly, in accordance with FAS 155, these convertible instruments are being carried in their entirety at their fair values. In connection with the May 16, 2008 and May 29, 2008 convertible debentures, YA Global received 7,500,000 and 50,000,000 common stock warrants. The warrants were valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of inception of the financing arrangements are as follows:

	May 16, 2008	May 29, 2008

Indexed shares	7,500,000	50,000,000
Exercise price	$0.0175	$0.01
Effective exercise price	$0.0030	$0.0030
Term (years)	7 years	7 years
Volatility	152%	152%
Risk free rate	3.43%	3.68%

The results of the anti-dilution protection resulted in an effective exercise price which was lower than the stated exercise price.

At inception, a summary of the allocation of the components of the new debenture transactions was as follows:

	April 11, 2008	May 16, 2008	May 29, 2008	Total

Convertible debenture, at fair value	$637,270	$813,631	$1,389,544	$2,840,445
Warrant derivative liability	—	21,750	145,000	166,750
Day-one derivative loss	(247,270)	(335,381)	(744,544)	(1,327,195)
Total gross proceeds	$390,000	$500,000	$790,000	$1,680,000

 The fair value of the debentures and warrants at inception was greater than the proceeds received, which resulted in a day-one derivative loss.

Current Period Accounting Considerations and Valuations

Warrants

Freestanding derivative instruments, consisting of warrants that were issued in connection with the Series C preferred stock and the convertible debentures as well as certain other warrants, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of June 30, 2008 are as follows:

	Series C Convertible Preferred Stock	August 2006 Debenture	December 2006 Debenture	March 2007 Debenture	August 2007 Debenture	May 16, 2008 Debenture	May 29, 2008 Debenture		Total
Holder	YA Global	YA Global	YA Global	YA Global	YA Global	YA Global	YA Global	Other
Instrument	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Exercise price	$0.02	$0.0015	$0.0015	$0.0015	$0.0015	$0.0175	$0.01	$0.01 - 3.45
Remaining term (years)	2.64	3.15	3.5	3.74	4.15	6.88	6.92	.27 - 2.88
Volatility	173%	120%	119%	121%	119%	153%	153%	131%-331%
Risk-free rate	2.91%	2.91%	2.91%	2.91%	3.34%	3.61%	3.61%	1.60% 2.91%
Number of warrants	75,000,000	175,000,000	42,000,000	125,000,000	75,000,000	7,500,000	50,000,000	17,471,000	566,971,000

Embedded Derivative Instruments – Series C Preferred Stock and August and December 2006 Convertible Debentures

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

Assumptions used as of June 30, 2008 included exercise estimates/behaviors and the following other significant estimates:

	Series C Convertible Preferred Stock	August 2006 Debenture	December 2006 Debenture
Conversion prices	$0.0021	$0.0015	$0.0015
Remaining terms (years)	0.64	0.17	0.50
Equivalent volatility	176%	207%	211%
Equivalent interest-risk adjusted rate	9.45%	10.00%	11.58%
Equivalent credit-risk adjusted yield rate	74.6%	40.67%	41.03%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the Monte Carlo Simulation calculation are highly subjective and subject to interpretation.

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures

The March 2007, August 2007, April 11, 2008, May 16, 2008 and May 29, 2008 convertible debentures are recorded in accordance with FAS 155 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value recognized in earnings. These financial instruments were valued using the common stock equivalent approach.  The common stock equivalent was calculated using the shares indexed to the financial instruments valued at the market price of our stock and the present value of the coupon.

Current Period Valuations

For the Series C Convertible Preferred Stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. For these instruments, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked to market each reporting period.

The March 2007 Debenture, August 2007 Debenture, April 2008 Debenture and the May 2008 Debentures were each initially recorded at their full fair value pursuant to FAS 155. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

The face value or fair value, as appropriate, of each instrument as of June 30, 2008 and December 31, 2007 was:

June 30, 2008	Face value	Fair value	Total
	(in thousands)
Series C Convertible Preferred Stock	$19,674	$—	$19,674

August 2006 debenture	5,000	—	5,000
December 2006 debenture	2,500	—	2,500
March 2007 debenture	—	16,741	16,741
August 2007 debenture	—	3,950	3,950
April 2008 debenture	—	618	618
May 16 ,2008 debenture	—	785	785
May 29, 2008 debenture	—	1,236	1,236
Total	$7,500	$23,330	$30,830

December 31, 2007	Face value	Fair value	Total
	(in thousands)
Series C Convertible Preferred Stock	$20,097	$—	$20,097

August 2006 debenture	5,000	—	5,000
December 2006 debenture	2,500	—	2,500
March 2007 debenture	—	18,798	18,798
August 2007 debenture	—	4,401	4,401
Total	$7,500	$23,199	$30,699

We adopted the provisions of FAS 157 as of January 1, 2008, with respect to financial instruments. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under FAS 155 or FAS 133 as of June 30, 2008 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tabular presentation reflects the components of derivative financial instruments related to convertible financial instruments in the liability section on our balance sheet at June 30, 2008:

	Common Stock Warrants	Embedded Conversion Feature	Total

Series C Convertible Preferred Stock	$150,000	$12,288,000	$12,438,000
August 24, 2006 Debenture	420,000	8,000,000	8,420,000
December 29, 2006 Debenture	105,000	4,000,000	4,105,000
March 27, 2007 Debenture	313,000	n/a	313,000
August 24, 2007 Debenture	195,000	n/a	195,000
April 11, 2008 Debenture	-	n/a	-
May 16, 2008 Debenture	22,000	n/a	22,000
May 29, 2008 Debenture	145,000	n/a	145,000
Other instruments	5,000	20,000	25,000
Total	$1,355,000	$24,308,000	$25,663,000

For the March 2007, August 2007, April 2008 and May 2008 debentures, the embedded conversion feature is effectively embodied in the fair value of those instruments.

The following table reflects the number of common shares into which the convertible instruments and warrants are convertible or exercisable at June 30, 2008:

	Common Stock Warrants	Embedded Conversion Feature	Total

Series C Convertible Preferred Stock	75,000,000	11,171,183,000	11,246,183,000
August 24, 2006 Debenture	175,000,000	3,333,333,000	3,508,333,000
December 29, 2006 Debenture	42,000,000	1,666,667,000	1,708,667,000
March 27, 2007 Debenture	125,000,000	4,972,434,000	5,097,434,000
August 24, 2007 Debenture	75,000,000	1,183,333,000	1,258,333,000
April 11, 2008 Debenture	-	169,565,000	169,565,000
May 16, 2008 Debenture	7,500,000	217,391,000	224,891,000
May 29, 2008 Debenture	50,000,000	343,478,000	393,478,000
Other warrants	17,471,000	-	17,471,000
Total	566,971,000	23,057,384,000	23,624,355,000

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature in the Series C convertible stock was convertible as of June 30, 2008 was calculated as the face value plus assumed dividends (if declared), divided by 97% of the lowest closing bid price for the 30 trading days preceding June 30, 2008. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of June 30, 2008 was calculated as the face value of each instrument divided by the lower of $0.01 or 50% of the average closing market price of our common stock for the 10 days prior to June 30, 2008.

Changes in the fair value of convertible instruments that are carried at fair value (the March 2007 Debenture, August 2007 Debenture, April 2008 Debenture and May 2008 Debentures) and changes in the fair values of derivative instrument liabilities (including warrants and the bifurcated embedded derivative features of convertible instruments not carried at fair value) are reported as “Gain (loss) on derivative financial instruments” in the accompanying consolidated statement of operations, as follows:

	Six months ended June 30,
(in thousands)	2008	2007
Series C Convertible Preferred Stock	$(4,028)	$(756)
August 24, 2006 debenture	1,237	5,796
December 29, 2006 debenture	277	297
March 27, 2007 debenture	3,006	(7,892)
August 24, 2007 debenture	1,088	-
April 11, 2008 debenture	(228)	-
May 16, 2008 debenture	(307)	-
May 29, 2008 debenture	(591)	-
Other derivative instruments	20	-
Total	$475	$(2,555)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first half of 2008:

(in thousands)	2008

Beginning balance: Derivative financial instruments	$47,769
Total gains (losses)	(475)
Transfers in/out of Level 3	(21,597)
Ending balance	$25,697

Gains and losses included in earnings are reported on the Consolidated Statements of Operations and Comprehensive Loss in “(Gain) loss from change in fair value of derivative financial instruments” for warrants and embedded conversion features and in Interest expense (income) for financial instruments recorded at fair value under FAS 155.

The fair value of derivative financial instrument liabilities recorded as of June 30, 2008 and December 31, 2007 was:

(in thousands)	June 30, 2008	December 31, 2007
Warrants and embedded conversion features in preferred stock	$12,438	$8,410
Warrants and embedded conversion features in certain debentures	13,200	16,136
Other warrants	5	26
Fair value of future payment obligation	-	-
Special preference stock of Mobot	20	79
Total derivative financial instruments	$25,663	$24,651

Note 5 - Investment in Marketable Securities and Other Long-Term Assets

In 2005, we invested $0.3 million in exchange for 8.3 million shares of Pickups Plus, Inc (“PUPS”) restricted common stock. On February 17, 2006, as a component of net proceeds from the issuance of 8% Series C Convertible Preferred Stock, we received marketable securities with a fair value of $0.6 million, of which $0.2 million represented 20 million shares of PUPS common stock and $0.4 million in notes designated as held to maturity. In accordance with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the investment in PUPS was previously recorded as available-for-sale securities and reported at fair value. As of March 31, 2008, the fair value of our PUPS shares was determined to be $0, as reflected by PUPS failure to maintain current filings with the SEC and not maintaining active trading on a SEC-recognized exchange or trading board. Accordingly, prior unrealized losses related to our PUPS investment were considered realized as of March 31, 2008 and were charged to an operating loss as of March 31,2008, and were no longer included in Other Comprehensive Income (Loss). Previously, we had announced our intention to distribute the PUPS shares as a dividend to our shareholders, but due to PUPS’ inactive standing with the SEC, we are not able to legally distribute the shares until such time as PUPS regains their active status with the SEC and obtain an effective registration statement relating to said shares, both of which are events that management considers remote.

We retained small percentages of ownership in some of the subsidiaries that we sold, including Mobot, represented by 18% ownership of FMS Group, which has operated the Mobot business subsequent to our sale of Mobot, Sponge, of which we retained a 7.5% ownership after the sale, 12Snap, of which we retained a 10% ownership after the sale but subsequently sold on January 28, 2008, and Micro Paint Repair, represented by 5% ownership of Micro Paint Holdings Limited, which has operated the MPR business subsequent to our sale of MPR.

We have a long-term facility lease deposit of $0.2 million included in other long-term assets, which represents the deposit required on our Atlanta corporate office.

Note 6 – Stock-Based Compensation

Equity-Based Compensation Plans

We have four stock option plans, the 2005 Stock Option Plan (the “2005 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), the 2002 Stock Option Plan (the “2002 Plan”), and the 1998 Stock Option Plan (the “1998 Plan”), collectively referred to as the “Option Plans”. Options issued under these Option Plans have an option term of 10 years. Exercise prices of options issued under the Option Plans may be less than the fair market value per share of our common stock on the date of grant. Options may be granted with any vesting schedule as approved by the stock option committee of our Board of Directors, but generally the vesting periods range from 0 to 5 years. Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

The 2005 Plan provides for the grant of up to 60 million shares of common stock. As of June 30, 2008, we have not registered the shares underlying the options in the 2005 Plan, and as a result, no options have been issued and all 60 million options remain available for issuance under the 2005 Plan, once registration has been effected.

The 2003 Plan provides for the grant of up to 150 million non-qualified stock options. As of June 30, 2008, options to purchase 4.6 million shares of common stock remained available for issuance under the 2003 Plan.

The 2002 Plan provides for the grant of up to 10 million non-qualified stock options. As of June 30, 2008, options to purchase 20,000 shares of common stock remained available for issuance under the 2002 Plan.

The 1998 Plan provided for the grant of options to purchase up to 8 million shares of our common stock. Effective March 27, 2008, the 1998 Plan expired.

We also have one stock incentive plan, the 2003 Stock Incentive Plan (the “2003 Incentive Plan”). Under the terms of the 2003 Incentive Plan, we reserved 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. As of June 30, 2008, we have 426,451 shares of common stock available for issuance under the 2003 Stock Incentive Plan.

Total options issued during the six months ended June 30, 2008 were 32,314,263 compared with 28,773,500 issued during the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, stock-based compensation expense recorded in the statement of operations was $987,000 and $2,716,000, respectively. There were no options exercised during the six months ended June 30, 2008.

We used the following assumptions for grants during the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Volatility Range	88%-120%	96%-115%
Expected dividends	0	0
Expected term (in years)	3	3
Risk-free rate	4.35%	4.35%

Estimated income tax benefits recognized during the six months ended June 30, 2008 and 2007 were offset by a valuation allowance since realization was not reasonably assured. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We will use this presentation if and when we have exhausted our tax loss carryforward.

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2008 and December 31, 2007:

(in thousands)	June 30, 2008	December 31, 2007
Accrued legal and accounting costs	79	358
Accruals for disputed services	1,336	1,336
Accrued operating expenses	2,548	2,184
Payroll related accruals	347	121
Accrued interest & liquidated damages	2,422	2,016
Total	$6,732	$6,015

Additionally, we have accrued $4.6 million relating to a purchase price guarantee obligation in connection with our acquisition of 12Snap which is not included in the totals above.

Note 8 – Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 – Accounting for Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any material adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, the total amount of unrecognized income tax benefits was $0.

We are subject to U.S. federal income tax as well as income tax of multiple states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S, federal, state and local, or foreign income tax examinations by tax authorities for years prior to 1999. As of June 30, 2008, there are no notifications of any pending audits from any jurisdiction.

Our continuing practice is to recognize interest and penalties related to uncertain tax positions in other expense (income). As of January 1, 2008 and for the six months ended June 30, 2008, we did not have any interest or penalty expense or accruals related to uncertain tax positions.

The tax years 1999 – 2007 remain open to examination by the major taxing jurisdictions in which we are subject to taxation, including federal, state and foreign jurisdictions. All tax years in which we generated a net operating loss are subject to examination, including federal, state and foreign jurisdictions.

We do not expect a material change in the amount of unrecognized tax benefits in the next twelve months.

Tax expense or benefit from continuing operations for interim periods is based on our estimated annualized tax rate.

Note 9 – Contingencies

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

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer and affirmative defenses on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. The case has been stayed due to the reexamination of “the ‘048 patent” (see Electronic Frontier Foundation discussion below).

Electronic Frontier Foundation - In October 2007, we received a communication from the United States Patent and Trademark Office (USPTO) stating that a request by the Electronic Frontier Foundation for Ex-Parte Reexamination of U.S. Patent No. 6,199,048 (“the ‘048 patent”) has been granted, and is pending. Although the ’048 patent is an important NeoMedia patent, it is not alone. We have a portfolio consisting of U.S. and foreign patents and pending applications relating to various inventions surrounding the processing of machine readable codes over wireless networks. We believe some or all of the claims of the ’048 patent will be confirmed by the USPTO in the course of the re-examination.

Federal Aviation Administration– On April 22, 2008, the Company received a notice of proposed civil penalty from the Federal Aviation Administration (FAA) related to an air bill shipment processed by one of the Company’s business units which has been discontinued. The potential penalty will be from a minimum of $5,750 up to a maximum of $1,150,000. The Company has accrued the minimum fine related to this action in the amount of $5,750, which is the amount the Company expects will be assessed. Resolution of the incident with the FAA is pending.

Note 10 – Geographic Reporting

As of June 30, 2008, we were structured and evaluated by our Board of Directors and management as one business unit encompassing NeoReaderTM, legacy licensing, and hardware product lines; in prior years, these product lines were reported as part of the NeoMedia Mobile business unit. Our operations are managed as one global unit out of Atlanta, Georgia and Aachen, Germany.

Consolidated net sales and net loss from continuing operations for the six months ended June 30, 2008 and 2007, and the identifiable assets as of June 30, 2008 and December 31, 2007 by geographic area were as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net Sales (1) :

United States	$207	$303
Germany	264	720
	$471	$1,023

Net Loss from Continuing Operations (1) :
United States	$(4,027)	($10,636)
Germany	(1,006)	92
	$(5,033)	($ 10,544)

Identifiable Assets (1)	June 30, 2008	December 31, 2007
United States	$10,689	$12,875
Germany	404	649
	$11,093	$13,524

(1) Geographic reporting excludes the Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Service business units that are reported as discontinued operations and the corresponding assets and liabilities that are reported as Held For Sale.

Note 11 – Subsequent Events

Preferred Stock conversions

On July 14 and July 22, 2008, YA Global converted 21 shares and 22 shares, respectively, of Series C preferred stock into 10 million shares and 10 million shares, respectively, of common stock.

Convertible Debentures

$137,750 Secured Convertible Debenture –On July 10, 2008, we issued and sold a secured convertible debenture (the “July 10 debenture”) to YA Global, in the principal amount of $137,750. The July 10 debenture matures, unless extended by the holder in accordance with the terms of the debenture, on July 10, 2010, and accrues interest at the rate of 15%, which is payable quarterly in arrears beginning September 1, 2008. The debenture is secured by substantially all of our assets. YA Global has the right to convert any portion of the outstanding and unpaid principal and accrued interest thereon into fully-paid and nonassessable shares of our common stock at a price equal to the lesser of $0.01 or 80% of the lowest volume weighted average price of our common stock during the 10 trading days immediately preceding each conversion date. The conversion is limited such that YA Global’s ownership of our common stock cannot exceed 4.99%, unless they waive their right to such limitation. The limitation will terminate under any event of default. In connection with the July 10 debenture, YA Global retained fees of $14,000, resulting in net proceeds to us of $123,750.

$8,650,000 Securities Purchase Agreement –On July 29, 2008, we entered into a Securities Purchase Agreement (the “July 29 SPA”) with YA Global, an accredited investor in the principal amount of $8,650,000.  The July 29 SPA provides for the amount to be drawn through three separate secured convertible debentures (the “debentures”) in the amounts of $2,325,000, $2,325,000, and $4,000,000 respectively. The first debenture was issued on July 29, 2008. Upon the achievement of certain milestones, the remaining two debentures are scheduled to be issued on October 29, 2008 and January 2, 2009, respectively. The debentures mature, unless extended by the holder in accordance with the terms of the debenture, two years from the issue dates, and accrue interest at the rate of 14%, which is payable at the maturity dates.  The debentures are secured by substantially all of our assets.  At any time after the debentures are issued, YA Global has the right to convert any portion of the outstanding and unpaid principal and accrued interest thereon into fully-paid and nonassessable shares of our common stock at a price equal to the lesser of $0.02 or 95% of the lowest volume weighted average price of our common stock during the 10 trading days immediately preceding each conversion date.  The conversion is limited such that YA Global’s ownership of our common stock cannot exceed 4.99%, unless they waive their right to such limitation.  The limitation will terminate under any event of default.  In connection with the debenture issued on July 29, 2008, YA Global retained fees of $240,000, resulting in net proceeds to us of $2,085,000. In conjunction with the July 29 SPA we also issued warrants to YA Global to purchase 100,000,000, 100,000,000, 125,000,000, and 125,000,000 shares of our common stock at exercise prices of $0.02, $0.04, $0.05, and $0.075, respectively

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements, please refer to the section titled “Risk Factors” in the Company’s 2007 Form 10-K filed on March 28, 2008. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our mobile phone technology, NeoReaderTM, reads and transmits data from 1-D and 2-D barcodes to its intended destination. Our Optical Messaging and Interchange platforms (OMS and OMI) create, connect, record, and transmit the transactions embedded in the 1-D and 2-D barcodes, like web-URLs. We provide the industrial and carrier-grade infrastructure to enable reliable, scalable, and billable commerce. To provide a robust high-performance infrastructure for the processing of optical codes, we extend our offering with the award winning Gavitec technology. Gavitec’s Mobile Ticketing and Couponing solutions allow users to enter information and opt-in to initiate mobile transactions.

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

MANAGEMENT CHANGES

Effective May 22, 2008, Mr. William Hoffman resigned his position as Chief Executive Officer and Chairman of the Board of Directors of the Company. In connection with Mr. Hoffman’s resignation, on June 3, 2008 the Company and Mr. Hoffman consummated a Settlement Agreement and Release whereby the parties agreed to terminate Mr. Hoffman’s June 18, 2007 employment agreement.

Effective May 22, 2008, Mr. Frank Pazera resigned his position as Chief Financial Officer of the Company. In connection with Mr. Pazera’s resignation, on June 2, 2008 the Company and Mr. Pazera entered into a Settlement Agreement and Release whereby the parties agreed to terminate Mr. Pazera’s January 1, 2008 employment agreement.

Effective May 22, 2008, the Board of Directors of the Company appointed Iain A. McCready to serve as Chief Executive Officer and Chairman of the Board of Directors of the Company. On June 10, 2008, the Company entered into an employment agreement with Mr. McCready, for an initial term of employment of two years (commencing on May 29, 2008), unless earlier terminated as provided under the agreement.

On June 2, 2008, the Board of Directors of the Company appointed J. Scott Womble to serve as the Company’s Chief Financial Officer, effective May 22, 2008. Mr. Womble had previously served as NeoMedia’s Interim CFO and Corporate Controller.

On June 11, 2008, Dr. Christian Steinborn resigned as Chief Operating Officer of the Company. Dr. Steinborn continues to serve as CEO (Vorstand) of Gavitec AG, a wholly owned subsidiary of the Company.

Results of Continuing Operations

Comparison of the Six Months Ended June 30, 2008 and June 30, 2007

The loss from continuing operations decreased $5.3 million, or 52% to $5.2 million for the six months ended June 30, 2008 from a net loss of $10.5 million for the six months ended June 30, 2007. This decrease is primarily due to a gain from change in fair value of our derivative financial instruments, decreased stock-based compensation and decreased general and administrative costs during the current period compared with the prior period.

Revenues. Total revenues decreased $0.5 million, or 50%, to $0.5 million for the six months ended June 30, 2008 from $1 million for the six months ended June 30, 2007. The revenue decrease was primarily due to management’s focus on developing new opportunities for NeoReaderTM technology, which we believe will deliver the most value in the future.

			Increase(decrease)
	For the Six Months Ended June 30,		2008 to 2007
	2008	2007	$	%
	(in thousands)
Hardware sales – Gavitec	$149	$285	$(136)	(48%)
Lavasphere revenue – Gavitec	39	373	(334)	(90%)
Legacy product revenue	168	250	(82)	(33%)
Patent licensing	39	49	(10)	(20%)
Other revenue	76	66	10	15%
Total revenue	$471	$1,023	$(552)	(54%)

Hardware sales at Gavitec were $149,000 and $285,000 for the six months ended June 30, 2008 and 2007, respectively. Lavasphere revenue, which tends to be project-oriented, was $39,000 for the current period and $373,000 in the prior period. Legacy product revenue declined in the current period to $168,000 from $250,000 in the prior period due to our focus on our new business strategy to develop NeoReaderTM business applications. .

Operating Costs and Expenses

A summary of key operating costs and expenses is presented below:

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
Sales and marketing	$1,283	$1.402
General and administrative	2,573	3,764
Research and development	1,217	925
Gain (loss) on extinguishment of debt	22	253
Interest (expense)/income, net	2,299	(2,655)
Gain (loss) from change in fair value of derivative financial instruments	(2, 343)	(2,386)

Sales and Marketing. Sales and marketing expenses were $1.3 and $1.4 million for the six months ended June 30, 2008 and 2007, respectively. This decrease of approximately $0.1 million, or 7%, is primarily due to decreased stock based compensation expense and a reduction in outside professional services of $221,000.

General and Administrative. General and administrative expenses were $2.6 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively. The decrease of $1.2 million, or 32%, is primarily attributable to a reduction of $1.4 million in audit and legal fees, partially offset by a one time charge of $254,000 for severance payable to the former CEO and CFO. Gavitec’s general and administrative costs increased $100,000 from the six months ended June 30, 2007 as compared with the six months ended June 30, 2008, due to an increase in headcount.

Research and Development. Research and development expenses were $1.2 million and $0.9 million for the six month periods ended June 30, 2008 and 2007, respectively. Although stock compensation decreased from the six months ended June 30, 2007 as compared with the six months ended June 30, 2008, personnel related expenses increased during the same time period, as well as non-capitalized equipment and software. Additionally, Gavitec’s research and developments costs increased $165,000 over the same time period. The increase in research and development costs overall were attributable to bringing our mobile phone technology to market.

Interest (Income)/Expense.  Interest (income)/expense consists primarily of interest charges or gains related to convertible debentures, combined with other interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments. Net interest income was $2.3 million for the six months ended June 30, 2008 compared to net interest expense of $2.7 million for the six months ended June 30, 2007. The $5.0 million difference resulted from favorable fair value adjustments of our convertible debt in accordance with the FAS 155 provisions that we use to account for the financial instruments.

(Gain)/Loss on Derivative Financial Instruments.  Loss on derivative financial instruments was $2.3 million for the six months ended June 30, 2008, compared with a loss of $2.4 million for the six months ended June 30, 2007, a change of $0.1 million or 5%.  The derivative gains and losses are associated with our convertible preferred stock and convertible debenture financing.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction (appreciation) in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period, resulting primarily from the changes in our stock price during the reporting period. The fair value of the derivative financial instruments at each measurement date correlates to our stock price at the same date. As a result, our net loss varies significantly from our cash flow from operations during the six months ended June 30, 2008 and 2007. In future periods, our loss could fluctuate dramatically from quarter to quarter if our stock price is significantly different from the stock price at the end of the previous measurement period. Because we cannot guarantee that we have enough authorized shares to net share settle the convertible instruments, the change in fair value of derivative instruments will be recorded to our statement of operations each reporting period until the convertible instruments are fully converted.

Results of Discontinued Operations

In fiscal 2006 and 2007 we discontinued the operations of our Mobot, Sponge, 12Snap, Telecom Services and Micro Paint Repair businesses, which were accounted for as discontinued operations in accordance with SEC Staff Accounting Topic 5E, Accounting Principles Board (APB) Opinion 29, APB 18, Statement of Financial Accounting Standards (FAS) 141, FAS 144, and Emerging Issues Task Force Issue 01-2. A loss of $291,000 was recognized for the six months ended June 30, 2008, which was primarily attributable to wind-down expenses associated with Micro Paint Repair-US operations. For the six months ended June 30, 2007, we recognized a loss of $3.6 million for discontinued operations, which included a charge of $2.5 million for impairment of intangible assets related to our prior acquisition of 12Snap, other operating costs of $2.8 million and stock compensation expense of $0.5 million that were partially offset by revenues related to the discontinued operations during the period of $3.2 million.

Liquidity and Capital Resources

As of June 30, 2008, we had $75,000 in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. This is a decrease of $1.3 million or 95% compared with a total of $1.4 million as of December 31, 2007.

On a comparative basis, cash used by operating activities of continuing operations decreased $2.1 million to $3.2 million for the six months ended June 30, 2008 compared with $5.3 million of cash used by operating activities for the period ended June 30, 2007. The decrease in cash used by continuing operations is primarily due to reduced audit and legal fees and lower personnel cost due to a reduced headcount.

Cash provided by investing activities increased by $0.3 million to $0.7 million for the six months ended June 30, 2008 compared with $0.4 million of cash used in investing activities for the period ended June 30, 2007. This increase was primarily due the sale of our remaining ownership of 12Snap, which resulted in net proceeds to us of $0.8 million, combined with cash and other assets in the amount of $0.3 million retained by us from Micro Paint Repair-US after the operation was shut down, reflecting a partial settlement of intercompany loans, offset by expenditures of $73,000 for computer equipment, and, $65,000 of interest paid on purchase price guarantee obligations. For the six months ended June 30, 2007, we paid purchase price guarantee obligations in the amount of $2.5 million offset by $0.5 million cash received in repayment of a note receivable and cash and other assets in the amount of $0.9 million retained by us from subsidiaries disposed during the period, resulting in a net use of cash by investing activities of $1.0 million.

Cash provided by financing activities was $1.5 million for the six months ended June 30, 2008 compared with $5.7 million cash provided by financing activities for the six months ended June 30, 2007. Cash used in discontinued operations (12Snap, MicroPaint Repair, Telecom Services) was $0.3 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively, representing a decrease of $3.3 million for the current period. The decrease reflects the reduced costs incurred for the discontinued operations subsequent to their disposal.

As of June 30, 2008, we have a working capital deficiency of $88 million, of which $25.6 million relates to the fair value of derivative financial instruments, and $50.5 million relates to the carrying value of debentures and convertible preferred stock that are convertible into shares of our common stock.

Significant Liquidity Events

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the six months ended June 30, 2008 was $5.6 million compared with a net loss of $14.1 million for the six months ended June 30, 2007. Net cash used for operations was $3.2 million and $5.3 million, for the six months ended June 30, 2008 and 2007, respectively. We also have an accumulated deficit of $207.2 million and a working capital deficit of $88 million as of June 30, 2008. We also have an obligation as of June 30, 2008 of $4.6 million relating to a purchase price guarantee associated with our acquisition of 12Snap.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

On July 29, 2008, we entered into a Securities Purchase Agreement (“SPA”) in the amount of $8,650,000 with YA Global Investments, LP (“YA Global”), an accredited investor. Under the SPA, YA Global will buy three secured convertible debentures, subject to our meeting certain milestones, which are designed to fund the Company’s business plan to bring our products to market over approximately the next one and one half years. The first debenture under the SPA was issued on July 29, 2008, in the amount of $2.325 million.

In the event that we are unsuccessful in bringing our product to market, or that we are unsuccessful in increasing our revenues and profits, we will be forced to further reduce our costs and may be unable to repay our debt obligations as they become due, or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

Sources of Cash and Projected Cash Requirements

As of June 30, 2008, our cash balances were $75,000. However, we believe that the Securities Purchase Agreement issued July 29, 2008 in the amount of $8,650,000 will accelerate implementation of NeoMedia’s aggressive go-to-market plans under new CEO, Iain A. McCready. These plans will focus on providing mobile barcode scanning infrastructure to carriers, NeoReader scanning software to handset manufacturers and code implementation products to the advertising community.

NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreements between us and YA Global, signed in connection with the convertible debenture sales, without YA Global’s consent we cannot (i) issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets of, or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, signed in connection with the convertible debentures, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event funding were secured.

Additionally, pursuant to the terms of the investment agreement between us and YA Global signed in connection with the Series C Convertible Preferred Stock sale, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets, or (iii) grant any security below market price.

Related Party Transactions

For the three month period ended June 30, 2008, we paid SKS Consulting a total of $4,500 for professional services provided by George O’Leary in conjunction with our previously disclosed consulting agreement. Mr. O’Leary is on our Board of Directors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2008, at the reasonable assurance level, because of the material weaknesses described in Item 9A of our Annual Report on Form 10−K for the fiscal year ended December 31, 2007, which we are still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2007 Form 10−K for a full description of these weaknesses.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments relating to certain pending legal proceedings. For a description of pending legal proceedings, see Note 12 – Contingencies, to the Consolidated Financial Statements.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits
(a) Exhibits:

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

On April 17, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, reporting that it had entered into a secured convertible debenture financing arrangement with YA Global Investments, L.P. in the principal amount of $390,000.

On May 22, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, reporting that it had entered into a secured convertible debenture financing arrangement with YA Global Investments, L.P. in the principal amount of $500,000.

On May 29, 2008, NeoMedia filed a report on Form 8-K with respect to Items 5.02, disclosing that Iain A. McCready, 46, replaced William J. Hoffman as the Chief Executive Officer of NeoMedia.

On June 5, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02 and 5.02, reporting that (i) it had entered into a secured convertible debenture financing arrangement with YA Global Investments, L.P. in the principal amount of $790,000, (ii) Frank J. Pazera resigned his position as Vice President and Chief Financial Officer, effective May 22, 2008, (iii) Mr. Pazera would be replaced by J. Scott Womble, who had previously held the positions of NeoMedia’s Interim CFO and Controller, (iv) it had entered into severance and release agreements with Mr. William J. Hoffman and Mr. Frank J. Pazera.

On June 16, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02 and 5.02, disclosing that (i) it had entered into an employment contract and compensation agreement with Iain A. McCready in the capacity of CEO, (ii) Mr. Christian Steinborn resigned as the Company’s Chief Operating Officer effective June 11, 2008, and would continue to serve as the CEO of the Company’s subsidiary Gavitec.

On July 16, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, reporting that it had entered into a secured convertible debenture financing arrangement with YA Global Investments, L.P. in the principal amount of $137,750.

On August 4, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, reporting that it had entered into a Securities Purchase Agreement (SPA) with YA Global Investments, L.P. (“Yorkville”), in the amount of $8,650,000, whereby Yorkville will provide financing to NeoMedia through three secured convertible debentures, with the first such instrument issued and funded on July 29, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: August 14, 2008	/s/ Iain McCready
Iain McCready
Chief Executive Officer

/s/ J. Scott Womble
J. Scott Womble
Chief Financial Officer & Principal Accounting Officer