Form 10-Q/A
period 2008-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2008-11-14
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 – Q/A

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

EXPLANATORY NOTE

This form 10-Q/A is being filed for the purpose of providing additional disclosures for the three month periods ended June 30, 2008 and 2007, which were omitted from the original form 10-Q (the “Original Filing”). There have been no material changes to the amounts or disclosures previously reported as of and for the six months ended June 30, 2008.

NeoMedia Technologies, Inc.
Form 10-Q/A
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

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Share and per Share Data)

	For the three months ended
	June 30,	June 30,
	2008	2007

Revenues	$207	$624
Cost of sales	292	374

Gross Profit (Loss)	(85)	250

Sales and marketing	655	543
General and administrative	1,367	1,324
Research and development	655	419

Operating Profit (Loss)	(2,762)	(2,036)

Gain on extinguishment of debt	18	253
Interest income/(expense) due to fair value adjustment	2,709	(649)
Other interest income/(expense)-net	(1,580)	(308)
Gain/(Loss) from change in fair value of derivative financial instruments	(7,736)	1,122

Net (loss) from continuing operations	(9,351)	(1,618)

Gain/Loss) from discontinued operations	154	(722)
Gain(Loss) from disposal of 12Snap	-	(257)
Gain/(Loss) from discontinued operations	154	(979)

Net (loss)	(9,197)	(2,597)

Accretion of dividends on convertible preferred stock	(399)	(428)

Net (loss) attributable to common shareholders	$(9,596)	$(3,025)

Comprehensive (loss):
Net income (loss)	(9,197)	(2,597)
Other comprehensive loss
Unrealized (loss) on marketable securities	-	(17)
Foreign currency translation adjustment	(14)	96

Comprehensive (loss)	$(9,211)	$(2,518)

(Loss) per share, basic and diluted:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net (loss) per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares used in per share calculation, basic and diluted	1,076,657,151	892,559,777

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Share and per Share Data)

	For the six months ended
	June 30,	June 30,
	2008	2007

Revenues	$471	$1,023
Cost of sales	605	687

Gross Profit (Loss)	(134)	336

Sales and marketing	1,283	1,402
General and administrative	2,573	3,764
Research and development	1,217	925

Operating Profit (Loss)	(5,207)	(5,755)

Gain on extinguishment of debt	22	253
Interest income/(expense) due to fair value adjustment	2 ,709	(464)
Other interest income/(expense)-net	(411)	(2,191)
(Loss) on sale of assets	(84)	(1)
(Loss) from change in fair value of derivative financial instruments	(2,343)	(2,386)

Net (loss) from continuing operations	(5,313)	(10,544)

(Loss) from discontinued operations	(291)	(3,296)
(Loss) from disposal of 12Snap	-	(257)
(Loss) from discontinued operations	(291)	(3,553)

Net (loss)	(5,604)	(14,097)

Accretion of dividends on convertible preferred stock	(798)	(861)

Net (loss) attributable to common shareholders	$(6,402)	$(14,958)

Comprehensive (loss):
Net income (loss)	(5,604)	(14,097)
Other comprehensive loss
Unrealized (loss) on marketable securities	-	(43)
Foreign currency translation adjustment	(14)	105

Comprehensive (loss)	$(5,618)	$(14,035)

(Loss) per share, basic:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)
Net (loss) per share, basic	$(0.00)	$(0.01)

Weighted average number of common shares used in per share calculation, basic	1,052,767,667	790,697,976

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

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - General

Business – NeoMedia Technologies, Inc. (“we,” “us”, or “our”) together with our subsidiaries (collectively the “Company”) provides internet advertising solutions using wireless technologies to connect traditional print and broadcast media companies to active mobile content. Using camera-enabled mobile phones, barcode-reading software (NeoReaderTM), and an interoperable billing, clearing and settlement infrastructure (NeoServer-OMS/OMI), we embrace open standards, full interoperability, and are barcode symbology agnostic.

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

Going Concern – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern. Our code-reading business has historically incurred net losses and losses from operations. Net loss from continuing operations for the six months ended June 30, 2008 and 2007 was $5 million and $10.5 million, respectively. Net cash used for operations during the same periods was $3.2 million and $5.3 million. We also have an accumulated deficit of $207 million and a working capital deficit of $88 million as of June 30, 2008. Although we have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities, we will continue to have negative cash flows as we continue to execute on our business plan. The items discussed above raise substantial doubts about our ability to continue as a going concern. There can be no assurance that our continuing efforts to execute our business plan will be successful and if we will be able to continue as a going concern

We will require additional financing in order to execute our operating plan and continue as a going concern. We cannot predict whether this additional financing will be in the form of equity, debt, or another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should financing sources fail to materialize, our management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt, or the sale of our marketable assets. Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our NeoReaderTM business. If these financing sources or increased revenues and profits do not materialize, and we are unable to secure additional financing, we could be forced to further reduce or cease our business operations.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation —The accompanying condensed balance sheet as of December 31, 2007, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended June  30, 2008 of NeoMedia Technologies, Inc. have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The net effect of discontinued operations is reported separately from the results of our continuing operations. Operating results for the six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements include the accounts of NeoMedia Technologies, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. We operate as one reportable segment.

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

Basic and Diluted Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the six months ended June 30, 2008, we reported net loss per share, and as such basic and diluted loss per share were equivalent. We have excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented.
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

Note 3 – Discontinued Operations

MicroPaint Repair, 12Snap & Telecom Services – During August 2006, we decided to sell our Micro Paint Repair (MPR) business unit; this sale was completed on November 15, 2007. During the first quarter of 2007, we also decided to sell our remaining non-core business units, consisting of 12Snap and Telecom Services. Our sale of 12Snap was completed in April 2007, and our sale of Telecom Services was completed in October 2007.

Sponge and Mobot Businesses – In the fourth quarter of 2006, we disposed of two subsidiaries, Sponge and Mobot. All assets and liabilities associated with these two subsidiaries were disposed of in the sale.

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

There is no tax expense or benefit to report as a result of our net operating loss carry forward tax position.

The following table presents a summary of results of our discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Micro Paint Repair	12Snap	Other	Total
Three Months Ended June 30, 2008
Net sales	$-	$-	$-	$-
Income (Loss) from discontinued operations	154	-	-	154

Three Months Ended June 30, 2007
Net sales	$390	$-	$512	$902
Income (Loss) from discontinued operations	(618)	(348)	(13)	(979)

	Micro Paint Repair	12Snap	Other	Total
Six Months Ended June 30, 2008
Net sales	$-	$-	$-	$-
Income (Loss) from discontinued operations	(291)	-	-	(291)

Six Months Ended June 30, 2007
Net sales	$716	$2,621	$814	$4,151
Income (Loss) from discontinued operations	(1,209)	(2,302)	(42)	(3,553)

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

Original Issue Date	Shares Underlying Warrant	Original Exercise Price	Restated Exercise Price December 29, 2006	Restated Exercise Price August 24, 2007

February 17, 2006	20,000,000	$0.50	$0.04	$0.02
February 17, 2006	25,000,000	0.40	0.04	0.02
February 17, 2006	30,000,000	0.35	0.04	0.02
August 24, 2006	25,000,000	0.15	0.04	0.02
August 24, 2006	50,000,000	0.25	0.04	0.02
August 24, 2006	50,000,000	0.20	0.04	0.02
August 24, 2006	50,000,000	0.05	n/a	0.02
December 29, 2006	42,000,000	0.06	n/a	0.02
March 27, 2007	125,000,000	0.04	n/a	0.02
August 24, 2007	75,000,000	0.02	n/a	n/a
May 16, 2008	7,500,000	0.0175	n/a	n/a
May 29, 2008	50,000,000	0.01	n/a	n/a

Total	549,500,000

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

	Series C Convertible Preferred Stock	August 2006 Debenture	December 2006 Debenture	March 2007 Debenture	August 2007 Debenture	May 16, 2008 Debenture	May 29, 2008 Debenture		Total
Holder	YA Global	YA Global	YA Global	YA Global	YA Global	YA Global	YA Global	Other
Instrument	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Exercise price	$0.02	$0.0015	$0.0015	$0.0015	$0.0015	$0.0175	$0.01	$0.01 - 3.45
Remaining term (years)	2.64	3.15	3.5	3.74	4.15	6.88	6.92	.27 - 2.88
Volatility	173%	120%	119%	121%	119%	153%	153%	131%-331%
Risk-free rate	2.91%	2.91%	2.91%	2.91%	3.34%	3.61%	3.61%	1.60%-2.91%
Number of warrants	75,000,000	175,000,000	42,000,000	125,000,000	75,000,000	7,500,000	50,000,000	17,471,000	566,971,000

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

Federal Aviation Administration – On April 22, 2008, the Company received a notice of proposed civil penalty from the Federal Aviation Administration (FAA) related to an air bill shipment processed by one of the Company’s business units which has been discontinued. The potential penalty will be from a minimum of $5,750 up to a maximum of $1,150,000. The Company has accrued the minimum fine related to this action in the amount of $5,750, which is the amount the Company expects will be assessed. Resolution of the incident with the FAA is pending.

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

Consolidated net sales and net loss from continuing operations for the three and six months ended June 30, 2008 and 2007, respectively, and the identifiable assets as of June 30, 2008 and December 31, 2007 by geographic area were as follows:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Net Sales (1) :
United States	$91	$125
Germany	116	499
	$207	$624

Net Loss from Continuing Operations (1) :
United States	$(8,799)	(1,855)
Germany	(552)	237
	$(9,351)	$(1,618)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net Sales (1) :
United States	$207	$303
Germany	264	720
	$471	$1,023

Net Loss from Continuing Operations (1) :
United States	$(4,307)	($10,636)
Germany	(1,006)	92
	$(5,313)	($ 10,544)

	June 30, 2008	December 31, 2007
Identifiable Assets (1)
United States	$10,689	$12,875
Germany	404	649
	$11,093	$13,524

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

Convertible Debentures

$137,750 Secured Convertible Debenture – On July 10, 2008, we issued and sold a secured convertible debenture (the “July 10 debenture”) to YA Global, in the principal amount of $137,750. The July 10 debenture matures, unless extended by the holder in accordance with the terms of the debenture, on July 10, 2010, and accrues interest at the rate of 15%, which is payable quarterly in arrears beginning September 1, 2008. The debenture is secured by substantially all of our assets. YA Global has the right to convert any portion of the outstanding and unpaid principal and accrued interest thereon into fully-paid and nonassessable shares of our common stock at a price equal to the lesser of $0.01 or 80% of the lowest volume weighted average price of our common stock during the 10 trading days immediately preceding each conversion date. The conversion is limited such that YA Global’s ownership of our common stock cannot exceed 4.99%, unless they waive their right to such limitation. The limitation will terminate under any event of default. In connection with the July 10 debenture, YA Global retained fees of $14,000, resulting in net proceeds to us of $123,750.

$8,650,000 Securities Purchase Agreement – On July 29, 2008, we entered into a Securities Purchase Agreement (the “July 29 SPA”) with YA Global, an accredited investor in the principal amount of $8,650,000.  The July 29 SPA provides for the amount to be drawn through three separate secured convertible debentures (the “debentures”) in the amounts of $2,325,000, $2,325,000, and $4,000,000 respectively. The first debenture was issued on July 29, 2008. Upon the achievement of certain milestones, the remaining two debentures are scheduled to be issued on October 29, 2008 and January 2, 2009, respectively. The debentures mature, unless extended by the holder in accordance with the terms of the debenture, two years from the issue dates, and accrue interest at the rate of 14%, which is payable at the maturity dates.  The debentures are secured by substantially all of our assets.  At any time after the debentures are issued, YA Global has the right to convert any portion of the outstanding and unpaid principal and accrued interest thereon into fully-paid and nonassessable shares of our common stock at a price equal to the lesser of $0.02 or 95% of the lowest volume weighted average price of our common stock during the 10 trading days immediately preceding each conversion date.  The conversion is limited such that YA Global’s ownership of our common stock cannot exceed 4.99%, unless they waive their right to such limitation.  The limitation will terminate under any event of default.  In connection with the debenture issued on July 29, 2008, YA Global retained fees of $240,000, resulting in net proceeds to us of $2,085,000. In conjunction with the July 29 SPA we also issued warrants to YA Global to purchase 100,000,000, 100,000,000, 125,000,000, and 125,000,000 shares of our common stock at exercise prices of $0.02, $0.04, $0.05, and $0.075, respectively

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Continuing Operations

Comparison of the Three and Six Months Ended June 30, 2008 and June 30, 2007

The loss from continuing operations increased $7.7 million, or 478% to $9.4 million for the three months ended June 30, 2008 from a net loss of $1.6 million for the three months ended June 30, 2007. This increase is primarily due to decreased sales revenue, a loss from change in fair value of our derivative financial instruments, and increased general and administrative costs during the current period compared with the prior period.

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

Revenues. Total revenues decreased $0.4 million or 67% , to 0.2 million for the three months ended June 30, 2008 and 2007. Total revenues decreased $0.5 million, or 50%, to $0.5 million for the six months ended June 30, 2008 from $1 million for the six months ended June 30, 2007. The revenue decrease was primarily due to management’s focus on developing new opportunities for NeoReaderTM technology, which we believe will deliver the most value in the future.

			Increase(decrease)
	For the Three Months Ended June 30,		2008 to 2007
	2008	2007	$	%
	(in thousands)
Hardware sales – Gavitec	$82	$136	$(54)	(40)%
Lavasphere revenue – Gavitec	15	362	(347)	(96)%
Legacy product revenue	91	117	(26)	(22)%
Patent licensing	0	7	(7)	(100)%
Other revenue	19	2	17	850%
Total revenue	$207	$624	$(417)	(67)%

			Increase(decrease)
	For the Six Months Ended June 30,		2008 to 2007
	2008	2007	$	%
	(in thousands)
Hardware sales – Gavitec	$149	$285	$(136)	(48)%
Lavasphere revenue – Gavitec	39	373	(334)	(90)%
Legacy product revenue	168	250	(82)	(33)%
Patent licensing	39	49	(10)	(20)%
Other revenue	76	66	10	15%
Total revenue	$471	$1,023	$(552)	(54)%

Hardware sales at Gavitec were $82,000 and $136,000 for the three months ended June 30, 2008 and 2007, respectively, and $149,000 and $285,000 for the six months ended June 30, 2008 and 2007, respectively. Lavasphere revenue, which tends to be project-oriented, was $15,000 and declined from $362,000 and declined to $39,000 from $373,000 for the three and six months ended June 30, 2008 and 2007, respectively. Legacy product revenue declined to $91,000 from $117,000, and declined to $168,000 from $250,000 for the three and six months ended June 30, 2008 and 2007, respectively due to our focus on our new business strategy to develop NeoReaderTM business applications. .

Operating Costs and Expenses

A summary of key operating costs and expenses is presented below:

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)
Sales and marketing	$655	$543
General and administrative	1,367	1,324
Research and development	655	419
Gain (loss) on extinguishment of debt	18	253
Interest (expense)/income, net	1,129	(957)
Gain (loss) from change in fair value of derivative financial instruments	(7,736)	1,122

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
Sales and marketing	$1,283	$1.402
General and administrative	2,573	3,764
Research and development	1,217	925
Gain (loss) on extinguishment of debt	22	253
Interest (expense)/income, net	2,299	(2,655)
Gain (loss) from change in fair value of derivative financial instruments	(2, 343)	(2,386)

Sales and Marketing. Sales and marketing expenses were $0.7 million and $0.5 million, and $1.3 and $1.4 million for the three and six months ended June 30, 2008 and 2007, respectively. The increase of $112,000, or 21%, during the 3 month periods ended June 30, 2008 and 2007 was primarily due to stock option expense. The decrease during the six month periods ended June 30, 2008 and 2007 of approximately $0.1 million, or 7%, is primarily due to decreased personnel expenses and a reduction in outside professional services of $221,000.

General and Administrative. General and administrative expenses were $1.4 million and $1.3 million,, and $2.6 million and $3.8 million for the three and six months ended June 30, 2008 and 2007, respectively. During the six month periods ended June 30, 2008 and 2007, the decrease of $1.2 million, or 32%, was primarily attributable to a reduction of $1.4 million in audit and legal fees in the first quarter of 2008, partially offset by a one time charge of $254,000 for severance payable to the former CEO and CFO in the second quarter of 2008. Gavitec’s general and administrative costs increased $100,000 from the six months ended June 30, 2007 as compared with the six months ended June 30, 2008, due to an increase in headcount.

Research and Development. Research and development expenses were $0.7 million and $0.4 million, and $1.2 million and $0.9 million for the three and six month periods ended June 30, 2008 and 2007, respectively. Although stock compensation decreased from the six months ended June 30, 2007 as compared with the six months ended June 30, 2008, personnel related expenses increased during the same time period, as well as non-capitalized equipment and software. Additionally, Gavitec’s research and developments costs increased $165,000 over the same time period. The increase in research and development costs overall were attributable to bringing our mobile phone technology to market.

Interest (Income)/Expense.  Interest (income)/expense consists primarily of interest charges or gains related to convertible debentures, combined with other interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments. Net interest income was $1.1 million against net interest expense of $1.0 million in the three months ended June 30, 2008 and 2007, respectively, Net interest income was and $2.3 million against net interest expense of $2.7 million for the six months ended June 30, 2008 and 2007, respectively. The $2.0 million and $5.0 million differences for the three and six months ended June 30, 2008, respectively, resulted from favorable fair value adjustments of our convertible debt in accordance with the FAS 155 provisions that we use to account for the financial instruments.

Gain/(Loss) on Derivative Financial Instruments.  Gain/(Loss) on derivative financial instruments was ($7.7) million and $1.1 million, for the 3 months ended June 30, 2008 and 2007, respectively, a change of $8.9 million or 789% for the three months ended June 30, 2008. Gain/(Loss) on derivative financial instruments was ($2.3) million and ($2.4) million for the six months ended June 30, 2008 and 2007, respectively, a change of $0.1 million or 5% for the six months ended June 30, 2008. The derivative gains and losses are associated with our convertible preferred stock and convertible debenture financing.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction (appreciation) in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period, resulting primarily from the changes in our stock price during the reporting period. The fair value of the derivative financial instruments at each measurement date correlates to our stock price at the same date. As a result, our net loss varies significantly from our cash flow from operations during the six months ended June 30, 2008 and 2007. In future periods, our loss could fluctuate dramatically from quarter to quarter if our stock price is significantly different from the stock price at the end of the previous measurement period. Because we cannot guarantee that we have enough authorized shares to net share settle the convertible instruments, the change in fair value of derivative instruments will be recorded to our statement of operations each reporting period until the convertible instruments are fully converted.

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

Significant Liquidity Events

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. Net loss for the three months ended June 30, 2008 was $9.2 million compared with a net loss of $2.6 million for the three months ended June 30, 2007. Net loss for the six months ended June 30, 2008 was $5.6 million compared with a net loss of $14.1 million for the six months ended June 30, 2007. Net cash used for operations was $3.2 million and $5.3 million, for the six months ended June 30, 2008 and 2007, respectively. We also had an accumulated deficit of $207.2 million and a working capital deficit of $88 million as of June 30, 2008. We also have an obligation as of June 30, 2008 of $4.6 million relating to a purchase price guarantee associated with our acquisition of 12Snap.

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

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: November 14, 2008	/s/ Iain McCready
Iain McCready
Chief Executive Officer

/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer & Principal Accounting Officer