Form 10-Q
period 2008-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2008-11-14
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding shares of the registrant’s Common Stock on November 14, 2008 was 1,303,376,229.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2008

FORWARD LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to NeoMedia Technologies, Inc, a Delaware corporation, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, the ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$515	$1,415
Trade accounts receivable, net of allowance for doubtful accounts of $78 and $78, respectively	126	58
Other receivable	-	225
Inventories, net of allowance for obsolete & slow-moving inventory of $79 and $80, respectively	146	198
Investment in marketable securities	-	8
Prepaid expenses and other current assets	508	188
Assets held for sale	4	159
Total current assets	1,299	2,251

Property, equipment & leasehold improvements, net	63	85
Goodwill	3,418	3,418
Proprietary software	2,906	3,413
Patents and other intangible assets	2,396	2,608
Cash surrender value of life insurance policy	678	747
Other long term assets	640	1,002
Total assets	$11,400	$13,524

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$220	$322
Accrued expenses	6,828	6,015
Deferred revenues and customer prepayments	394	669
Notes payable	76	44
Accrued purchase price guarantee	4,614	4,549
Deferred tax liability	706	706
Derivative financial instruments	35,346	24,651
Debentures payable	7,536	7,500
Debentures payable at fair value	22,356	23,199
Series C Convertible Preferred stock, $0.01 par value, 25,000,000 shares authorized, 22,000 shares issued, 19,308 shares outstanding	19,308	20,097
Total liabilities	97,384	87,752

Commitments and contingencies (note 10)

Shareholders' deficit
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 1,303,376,229 and 1,025,295,693 shares issued and 1,300,224,960 and 1,022,144,424 shares outstanding, respectively	13,002	10,221
Additional paid in capital	118,933	118,427
Accumulated deficit	(217,171)	(201,565)
Accumulated other comprehensive loss	31	(532)
Treasury stock, at cost, 201,230 shares	(779)	(779)
Total shareholders' deficit	(85,984)	(74,228)
Total liabilities and shareholders’ deficit	$11,400	$13,524

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the three months ended
	September 30,	September 30,
	2008	2007

Revenues	$330	$287
Cost of sales	377	324

Gross Profit (Loss)	(47)	(37)

Sales and marketing	711	604
General and administrative	1,216	1,110
Research and development	406	435

Operating Profit (Loss)	(2,380)	(2,186)

Gain on extinguishment of debt	-	201
Interest income/(expense) due to fair value adjustment	975	(6,957)
Other interest income/(expense)-net	(498)	(229)
(Loss) on sale of assets	(6)	-
(Loss) from change in fair value of derivative financial instruments	(7,955)	(12,215)

Net (loss) from continuing operations	(9,864)	(21,386)

Gain (loss) from discontinued operations	31	(780)
(Loss) from disposal of 12Snap	-	-
(Loss) from impairment of assets of 12Snap, NeoMedia Telecom, and Micro Paint Repair	-	(3,967)
(Loss) from discontinued operations	31	(4,747)

Net (loss)	(9,833)	(26,133)

Accretion of dividends on convertible preferred stock	(398)	(428)

Net (loss) attributable to common shareholders	$(10,231)	$(26,561)

Comprehensive (loss):
Net income (loss)	(9,833)	(26,133)
Other comprehensive loss
Unrealized (loss) on marketable securities	-	(3)
Foreign currency translation adjustment	-	(53)

Comprehensive (loss)	$(9,833)	$(26,189)

(Loss) per share, basic and diluted:
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	$(0.00)	$(0.01)
Net (loss) per share, basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares used in per share calculation, basic and diluted	1,236,058,293	927,306,694

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	For the nine months ended
	September 30,	September 30,
	2008	2007

Revenues	$801	$1,310
Cost of sales	983	1,011

Gross Profit (Loss)	(182)	299

Sales and marketing	1,994	2,006
General and administrative	3,789	4,874
Research and development	1,623	1,360

Operating Profit (Loss)	(7,588)	(7,941)

Gain on extinguishment of debt	22	454
Interest income/(expense) due to fair value adjustment	3,684	(7,421)
Other interest income/(expense)-net	(2,172)	(2,420)
(Loss) on sale of assets	(90)	-
(Loss) from change in fair value of derivative financial instruments	(9,035)	(14,601)

Net (loss) from continuing operations	(15,179)	(31,929)

(Loss) from discontinued operations	(260)	(1,609)
(Loss) from disposal of 12Snap	-	(257)
(Loss) from impairment of assets of 12Snap, NeoMedia Telecom, and Micro Paint Repair	-	(6,434)
(Loss) from discontinued operations	(260)	(8,300)

Net (loss)	(15,439)	(40,229)

Accretion of dividends on convertible preferred stock	(1,196)	(1,289)

Net (loss) attributable to common shareholders	$(16,635)	$(41,518)

Comprehensive (loss):
Net income (loss)	(15,439)	(40,229)
Other comprehensive loss
Unrealized (loss) on marketable securities	-	(46)
Foreign currency translation adjustment	(14)	52

Comprehensive (loss)	$(15,453)	$(40,223)

(Loss) per share, basic and diluted:
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	$(0.00)	$(0.01)
Net (loss) per share, basic and diluted	$(0.01)	$(0.05)

Weighted average number of common shares used in per share calculation, basic and diluted	1,137,671,871	835,772,746

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,439)	$(31,929)
Adjustments to reconcile net loss to net cash used in
operating activities from continuing operations:
Loss from discontinued operations	260
Depreciation and amortization	786	870
Loss on sale of assets	90	-
Change in fair value from revaluation of warrants and embedded conversion features	9,035	14,601
Gain on early extinguishment of debt	(22)	(454)
Stock-based compensation	1,570	2,221
Interest (income) expense related to convertible debt	(1,512)	8,203
Change in value of life insurance policies	69	(86)
Changes in operating assets and liabilities:
Receivables	157	545
Inventories	53	(187)
Prepaid expenses and other current assets	(623)	(32)
Accounts payable and accrued expenses	799	(112)
Deferred revenue and other current liabilities	(275)	(293)
Cash used in operating activities	(5,052)	(6,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant, and equipment	(41)	(15)
Advances to discontinued subsidiaries	(255)	(2,282)
Proceeds from sale of investments	751	-
Payment of purchase price guarantee obligations	(14)	(2,579)
Acquisitions, net of cash acquired	-	1,100
Amounts received under notes receivable	-	671
Cash provided by (used in) investing activities	441	(3,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayments) of debt and capital lease obligations	32	(1,015)
Borrowing under convertible debt instrument	3,686	8,253
Net proceeds from exercise of stock options and warrants	-	17
Cash provided by financing activities	3,718	7,255

Net cash used	(893)	(2,503)

Effect of exchange rate changes on cash for continuing operations	(7)	(84)

Net increase (decrease) in cash and cash equivalents	(900)	(2,587)
Cash and cash equivalents at beginning of period	1,415	2,813
Cash and cash equivalents at end of period	$515	$226

Supplemental cash flow information:
Interest paid during the period	$34	$636
Unrealized gain (loss) on marketable securities	-	(40)
Fair value of 258,620,948 shares issued to satisfy purchase price guarantee obligations	-	12,721
Fair value of 28,854,685 shares issued to satisfy purchase debt guarantee obligations	-	698
Accretion of dividends on Series C Convertible Preferred Stock	1,196	1,289
Series C Convertible Preferred Stock converted to common stock	789	780
Deemed dividend on preferred stock conversions	1,206	-

The accompanying notes are an integral part of the consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - General

Business– NeoMedia Technologies, Inc. (“we”, “us”, or “our”) provides internet advertising solutions using wireless technologies to connect traditional print and broadcast media companies to active mobile content. Using camera-enabled mobile phones, barcode-reading software (NeoReaderTM), and an interoperable billing, clearing and settlement infrastructure (NeoServer-OMS/OMI), we embrace open standards, full interoperability, and are barcode symbology agnostic.

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

Going Concern– The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, (“U.S. GAAP”), which contemplate our continuation as a going concern. Our code-reading business has historically incurred net losses and losses from operations. Net loss from continuing operations for the nine months ended September 30, 2008 and 2007 was $15.2 million and $31.9 million, respectively. Net cash used for operations during the same periods was $5.1 million and $6.7 million. We also have an accumulated deficit of $217.2 million and a working capital deficit of $96.1 million as of September 30, 2008. Although we have reduced cash outlays for payments associated with prior integration and discontinued operation liabilities, we will continue to have negative cash flows as we continue to execute on our business plan. The items discussed above raise substantial doubts about our ability to continue as a going concern. There can be no assurance that our continuing efforts to execute our business plan will be successful and if we will be able to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation–– The accompanying condensed balance sheet as of December 31, 2007, which was derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of and for the period ended September 30, 2008. have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The net effect of discontinued operations is reported separately from the results of our continuing operations. Operating results for the nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

During the year ended December 31, 2006, we completed acquisitions of Mobot, Sponge, Gavitec, 12Snap, and BSD. During 2006, we also subsequently divested of a substantial portion of our ownership in both Mobot and Sponge. During 2007, we made the strategic decision to sell 12Snap and Telecom Services (consisting of the business acquired from BSD) and these divestitures were completed on April 4, 2007 and October 30, 2007, respectively. The consolidated statements of operations presented herein reflect the results of 12Snap and BSD from January 1, 2007 through September 30, 2007 under the caption “Loss from discontinued operations”. Gavitec results are included in NeoMedia’s consolidated results from continuing operations for all periods presented.

Use of Estimates– The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Basic and Diluted Income (Loss) Per Share– Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the nine months ended September 30, 2008, we reported net loss per share, and as such basic and diluted loss per share were equivalent. We have excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented.

In addition to net income (loss) per share, we have also reported per share amounts on the separate income statement components required by APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as the disposal activities of our discontinued operations were initiated prior to our adoption of FAS 144. Because we have reported a loss from continuing operations for the nine months ended September 30, 2008, the effect of potentially dilutive securities has been excluded from the calculation of per share amounts for that period.

Inventories - Inventories, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market.

Recent Accounting Pronouncements - In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). This Statement interprets FASB Statement No. 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. SFAS No. 163 is not expected to have a material impact on the Company’s consolidated financial statements.

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

All costs related to the operations of Micro Paint Repair, Mobot, Sponge, 12Snap and Telecom Services are classified as discontinued operations for all periods presented in this Form 10-Q. Loss from the discontinued business units for the nine months ended September 30, 2007 reflects direct operations of the Micro Paint Repair, 12Snap, and Telecom Services units. For the nine months ended September 30, 2008, we incurred wind-down expenses for Micro Paint Repair – US. For the nine months ended September 30, 2008, we also set up a reserve for the remaining $0.3 million due from the sale of Micro Paint Repair, because the funds have not been received as of the date of this filing, and legal efforts to secure the remaining payment due have been unsuccessful.

There is no tax expense or benefit to report as a result of our net operating loss carry forward tax position.

The following table presents a summary of results of our discontinued operations for the three months and nine months ended September 30, 2008 and 2007:

	Micro Paint Repair	12Snap	Other	Total
Three Months Ended September 30, 2008
Net sales	$-	$-	$-	$-
Income (Loss) from discontinued operations	31	-	-	31

Three Months Ended September 30, 2007
Net sales	$287	$-	$525	$812
Income (Loss) from discontinued operations	(913)	(92)	(3,742)	(4,747)

	Micro Paint Repair	12Snap	Other	Total
Nine Months Ended September 30, 2008
Net sales	$-	$-	$-	$-
Income (Loss) from discontinued operations	(260)	-	-	(260)

Nine Months Ended September 30, 2007
Net sales	$1,003	$2,621	$1,339	$4,963
Income (Loss) from discontinued operations	(2,122)	(2,394)	(3,784)	(8,300)

Note 4 - Financing

On February 17, 2006, the Company issued Series C Convertible Preferred Stock to YA Global Investments, L.P. (“YA Global”) and between August 24, 2006 and July 29, 2008, has entered into nine Secured Convertible Debentures with YA Global. In addition, in connection with these debentures and preferred stock, the Company also issued common stock warrants to YA Global.

Secured Convertible Debentures

In 2006 and 2007, the Company issued four Secured Convertible Debentures to YA Global. During the nine month period ended September 30, 2008, the Company issued five additional Secured Convertible Debentures to YA Global, dated April 11, 2008, May 16, 2008, May 29, 2008, July 10, 2008 and July 29, 2008.

	April 11, 2008	May 16, 2008	May 29, 2008

Face Amount	$390,000	$500,000	$790,000
Net Proceeds	$336,000	$441,000	$700,000

Common shares indexed to debenture	92,857,143	227,272,727	395,000,000
Common shares indexed to warrants	—	7,500,000	50,000,000
Total common shares indexed	92,857,143	234,772,727	445,000,000

	July 10, 2008	July 29, 2008	Total

Face Amount	$137,750	$2,325,000	$4,142,750
Net Proceeds	$123,750	$2,085,000	$3,685,750

Common shares indexed to debenture	51,018,519	930,000,000	1,696,148,389
Common shares indexed to warrants	—	450,000,000	507,500,000
Total common shares indexed	51,018,519	1,380,000,000	2,203,648,389

The underlying agreements for each of the nine debentures are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The table below summarizes the significant terms of each of the nine debentures outstanding at September 30, 2008.

The debentures are convertible into our common stock at the then effective conversion price, which varies relative to our trading stock price. The conversions are limited such that YA Global cannot exceed 4.99% ownership of NeoMedia. The debentures are secured by substantially all of our assets. The convertible debentures, at the option of the holder, afford YA Global anti-dilution protection should, at any time while the convertible debentures are outstanding, we offer, sell or grant any option to purchase or offer, sell or grant any right to re-price our securities, or otherwise dispose of or issue any common stock or common stock equivalents, or entitle any person to acquire shares of common stock at an effective price per share less than the then effective conversion price (excluding employee stock options); then, in such instance, the conversion price for the convertible debenture shall be reduced to the lower price. Any such adjustment in the effective conversion price for the convertible debentures could significantly dilute existing investors.

All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture with YA Global and which provides YA Global with a security interest in substantially all of our assets.

The April 2008, May 2008 and July 2008 convertible debentures are included in the terms of an existing Registration Rights Agreement with YA Global dated August 24, 2007. That agreement requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debentures and the exercise of the related warrants and (ii) maintain effectiveness of the registration statement. Failure to meet these requirements will require the Company to pay liquidating damages amounting to 2% per month of the principal amount of the debentures, not to exceed aggregate damages of $1,000,000.

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

•
Any default in our obligations under a mortgage or debt in excess of $0.1 million; (we were in default of this provision as of August 24, 2008, due to non-payment of required principal and interest payments on the August 24, 2006 Debenture)

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

o	enter into any security instrument granting the holder a security interest in any of our assets, or

o	file any registration statements on Form S-8.

As of September 30, 2008, the significant terms of the nine convertible debentures are as follows:

	August 24, 2006	December 29, 2006	March 27, 2007	August 24, 2007

Principal amount	$5,000,000	$2,500,000	$7,458,651	$1,775,000
Fees paid	-	(270,000)	(780,865)	(200,000)
Accrued interest on prior obligations paid	-	-	(365,972)	-
Liquidated damages on prior obligations paid	-	-	(1,311,814)	-
Net proceeds to us	$5,000,000	$2,230,000	$5,000,000	$1,575,000

Interest rate	10%	10%	13%	14%
Maturity date (2 years)	8/24/2008 **	12/29/2008 **	3/27/2009	8/24/2009

Number of warrants issued	175,000,000	42,000,000	125,000,000	75,000,000
Exercise price of warrants	0.02	0.02	0.02	0.02
Warrants expire (5 years)	8/24/2011	12/29/2011	3/24/2012	8/24/2012

Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.15	$0.06	$0.05	$0.02
or percent of lowest closing bid price	90%	90%	90%	80%
of lowest volume weighted average price preceding conversion	30 days	30 days	30 days	10 days

Registration rights agreement:
File registration with SEC within:	30 days	150 days	by 4/12/07	30 days of Demand

Achieve effectiveness of registration statement with SEC within	90 days	90 days	by 5/10/2007	90 days of Demand
Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month	2% of principal, per month	2% of principal, per month	2% of principal, per month
Security pledged as collateral	substantially all of our assets	substantially all of our assets	substantially all of our assets	substantially all of our assets
** As of September 24, 2008, the maturity date on the August 2006 and December 2006 debentures were extended to July 29, 2010. See additional information related to this extension in the sections below.

	April 11, 2008	May 16, 2008	May 29, 2008	July 10, 2008

Principal amount	$390,000	$500,000	$790,000	$137,750
Fees paid	(54,000)	(59,000)	(90,000)	(14,000)
Accrued interest on prior obligations paid	-	-	-	-
Liquidated damages on prior obligations paid	-	-	-	-
Net proceeds to us	$336,000	$441,000	$700,000	$123,750

Interest rate	15%	15%	15%	15%
Maturity date (2 years)	4/11/2010	5/16/2010	5/29/2010	7/10/2010

Number of warrants issued	-	7,500,000	50,000,000	-
Exercise price of warrants	-	0.0175	0.01	-
Warrants expire (7 years)	-	5/16/2015	5/29/2015	-

Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.015	$0.015	$0.01	$0.01
or percent of lowest closing bid price	80%	80%	80%	80%
of lowest volume weighted average price preceding conversion	10 days	10 days	10 days	10 days

Registration rights agreement:
File registration with SEC within	30 days	30days	30 days	30 days
Achieve effectiveness of registration statement with SEC within	90 days	90 days	90 days	90 days
Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month	2% of principal, per month	2% of principal, per month	2% of principal, per month
Security pledged as collateral	substantially all of our assets	substantially all of our assets	substantially all of our assets	substantially all of our assets

	July 29, 2008	Total of all financings

Principal amount	$2,325,000	$20,876,401
Fees paid	(240,000)	(1,707,865)
Accrued interest on prior obligations paid	-	(365,972)
Liquidated damages on prior obligations paid	-	(1,311,814)
Net proceeds to us	$2,085,000	$17,490,750

Interest rate	14%
Maturity date (2 years)	7/29/2010

Number of warrants issued	450,000,000
Exercise price of warrants	0.02-0.075
Warrants expire (7 years)	7/29/2015

Convertible into our common stock at the lower of:
Fixed conversion price per share	$.02
or percent of lowest closing bid price	95%
of lowest volume weighted average price preceding conversion

Registration rights agreement:
File registration with SEC within	30 days
Achieve effectiveness of registration statement with SEC within	90 days
Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month
Security pledged as collateral	Substantially all our assets

Series C Convertible Preferred Stock

On February 17, 2006, we issued 22,000 shares of $1,000 Series C 8% convertible preferred stock to YA Global. The Series C convertible preferred stock is convertible into our common stock at the lower of $0.02 per share, or 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. The fixed conversion price was reset from $0.50 to $0.02 on August 24, 2007, as an inducement for YA Global to enter into an additional financing arrangement with us at that time. The conversions are limited such that YA Global cannot exceed 4.99% ownership. The Series C convertible preferred stock has voting rights on an “as converted” basis, meaning YA Global is entitled to vote the number of shares of common stock into which the 8% cumulative Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders.

As of September 30, 2008, YA Global has converted 2,692 shares of the original 22,000 shares of Series C preferred stock, leaving 19,308 shares outstanding, as follows:

Date Converted	Series C Shares Converted	Common Shares Issued

11/29/06	378	6,631,579
06/19/07	245	8,781,362
08/16/07	500	25,773,196
10/24/07	600	45,801,527
10/31/07	180	13,740,458
02/19/08	78	10,000,000
03/10/08	16	2,500,000
03/17/08	32	10,000,000
03/25/08	32	10,000,000
04/01/08	64	10,000,000
05/06/08	15.5	5,000,000
05/09/08	15	5,000,000
05/22/08	11	5,000,000
05/30/08	44	20,000,000
06/12/08	52.5	25,000,000
06/23/08	21	10,000,000
06/30/08	42	20,000,000
07/14/08	21	10,000,000
07/22/08	21	10,000,000
08/04/08	42	20,000,000
08/05/08	63	30,000,000
08/11/08	42	20,000,000
08/22/08	21	10,000,000
09/03/08	21	10,000,000
09/15/08	75	25,000,000
09/19/08	60	20,000,000
Total	2,692	388,228,122

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

Warrants

As described above, YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C convertible preferred stock. As discussed above, the exercise prices of warrants held by YA Global have been adjusted from time to time as an inducement for YA Global to enter into subsequent financing arrangements. At September 30, 2008, the warrants issued to YA Global, none of which have been exercised, were as follows:

Original Issue Date	Shares Underlying Warrant	Original Exercise Price	Restated Exercise Price December 29, 2006	Restated Exercise Price August 24, 2007

February 17, 2006	20,000,000	$0.50	$0.04	$0.02
February 17, 2006	25,000,000	0.40	0.04	0.02
February 17, 2006	30,000,000	0.35	0.04	0.02
August 24, 2006	25,000,000	0.15	0.04	0.02
August 24, 2006	50,000,000	0.25	0.04	0.02
August 24, 2006	50,000,000	0.20	0.04	0.02
August 24, 2006	50,000,000	0.05	n/a	0.02
December 29, 2006	42,000,000	0.06	n/a	0.02
March 27, 2007	125,000,000	0.04	n/a	0.02
August 24, 2007	75,000,000	0.02	n/a	n/a
May 16, 2008	7,500,000	0.0175	n/a	n/a
May 29, 2008	50,000,000	0.01	n/a	n/a
July 29, 2008	100,000,000	0.02	n/a	n/a
July 29, 2008	100,000,000	0.04	n/a	n/a
July 29, 2008	125,000,000	0.05	n/a	n/a
July 29, 2008	125,000,000	0.08	n/a	n/a
Total	999,500,000

Default and Other Considerations

As of December 31, 2006, we were in default of the August 2006, December 2006 and Series C preferred stock instruments, due primarily to our failure to register the shares underlying the instruments by the prescribed deadline, and subsequently for failure to sell our Micro Paint Repair and Telecom Services businesses by September 30, 2007, as required by the August 2007 Debenture. Due to the then default status, YA Global had certain material rights that did not exist prior to default. Specifically, the full face value of the instruments were callable, and we were responsible for liquidated damages until the default was cured with the effectiveness of our registration statement on November 5, 2007, and the sale of Telecom Services and MPR, which were completed on October 30, 2007 and November 15, 2007, respectively.

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

•
The secured convertible debentures are reported as debt in the current liabilities section of the balance sheet rather than long term because the debentures are callable as demand debt due to the default.

As of August 23, 2008, we were in default on our August 23, 2006 Convertible Debenture due to non-payment of principal and interest in accordance with the terms of the agreement. Due to cross-default provisions in the other financing arrangements, all nine instruments were considered in default as of August 23, 2008. The event of default caused YA Global to have certain material rights that did not exist prior to default. Specifically, the full face value of the instruments is callable and additional default remedies such as default interest and conversion price provisions went into effect.

On September 24, 2008, the Company entered into a Letter Agreement with YA Global which extended the maturity dates on the August 23, 2006 and the December 26, 2006 agreements to July 29, 2010; however, this agreement was executed subsequent to the event of default occurring. All nine Secured Convertible Debentures contain cross-default provisions related to debt obligations exceeding $100,000. Therefore, the event of default on the August 23, 2006 financing arrangement caused an event of default on the other eight agreements. The extension was considered a one-time extension for the specific period indicated but was not considered a waiver of existing events of default.

We reviewed the requirements of Emerging Issues Task Force (EITF) Issue 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15, and determined that the extension of the maturity date of the original issuance of our August 24, 2006 and December 27, 2006 financings met the criteria of a troubled debt restructuring outlined in Statement of Financial Accounting Standards (SFAS) No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings. Accordingly, the extension will result in a change in the effective interest rate for the purpose of recording interest for the extended term of the note.

The accounting for the convertible securities reflects certain specific accounting rules and regulations that are applicable under the default provision:

•
The secured convertible debentures are reported as debt in the current liabilities section of the balance sheet rather than long term because the debentures are callable as demand debt due to the default.

•	Interest will accrue at the default interest rate for instruments which contain a default interest rate provision.
•	For instruments which contain a default conversion rate, the number of shares of common stock indexed to the convertible instruments will increase due to the lower conversion price.

All Convertible Debenture arrangements with YA Global contain provisions for acceleration of principal and interest upon default. The following is a listing of Convertible Debenture agreements which also contain default interest rates and conversion prices:

	April 11, 2008	May 16, 2008	May 29, 2008	July 10, 2008	July 29, 2008

Default interest	24%	24%	24%	24%	20%
Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.015	$0.015	$0.01	$0.01	$0.02
or percent of lowest closing bid price	95%	80%	50%	50%	50%
of lowest volume weighted average price preceding conversion	30 days	10 days	10 days	10 days	10 days

Fair Value Considerations

In accordance with SFAS 133, ‘Accounting for Derivative Instruments and Hedging Activities’, we determined that the conversion features of the Series C convertible preferred stock, the August 2006 Debenture, and the December 2006 Debenture met the criteria of embedded derivatives and that the conversion features of these instruments needed to be bifurcated and accounted for as derivative instrument liabilities. These instruments do not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon their conversion is not fixed, and there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability, at fair value. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income.

Beginning in 2007, each new financing arrangement is evaluated, on an instrument-by-instrument basis, under SFAS 155, ‘Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statements No. 133 and 140’, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. During the evaluation of the March 2007, August 2007, April 2008, May 2008 and July 2008 Debentures, we determined that (i) the hybrid debt instrument embodied certain derivative features whose risks and rewards were not clearly and closely related to the risks and rewards of the host debt instrument and (ii) warrants issued in connection with the March 2007, August 2007, April 2008, May 2008 and July 2008 Debentures did not meet all of the established criteria for equity classification. Additionally all the Debentures extended a right to the holder to accelerate repayment of the debt (default put) upon the occurrence of certain contingent events and the April 2008, May 2008 and July 2008 Debentures contain default interest and default conversion rate penalties. The default puts may be triggered by certain events that are not related to the debt characteristics of the debentures and those events are not within our control. As permitted by SFAS 155, we have elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the secured convertible debentures charged or credited to income each period.  We have elected to bifurcate the embedded derivatives in the August 2006, December 2006, and July 2008 Debentures as permitted by SFAS133. For each instrument recorded under SFAS133, we have combined all the embedded features that required bifurcation into one compound instrument that is carried at fair value as a component of derivative liabilities.

The warrants issued to YA Global in connection with the Series C preferred stock and in connection with the convertible debentures do not meet all of the established criteria for equity classification provided in EITF 00-19 and, accordingly, are recorded as derivative liabilities at fair value. In addition, certain other warrants issued by the Company do not meet the criteria for equity classification and are also carried as derivative liabilities. Changes in the fair value of the warrants are charged or credited to income or expense each period.

Derivative financial instruments arising from the issuance of convertible financial instruments are initially recorded, and continuously carried, at fair value. Upon conversion of any derivative financial instrument, the carrying amount of the derivative financial instrument and the carrying amount of the debt, including any unamortized premium or discount is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized.

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

As discussed above, for the July 10, 2008 and July 29, 2008 convertible debentures, since the embedded conversion feature and certain other embedded derivatives did not achieve equity classification, we combined all the embedded derivative features that required bifurcation into one compound instrument, bifurcated the compound embedded derivatives and recorded them as derivative liabilities under SFAS 133.

In connection with the July 29, 2008 convertible debenture, YA Global received four warrants to purchase an aggregate of 450,000,000 shares of common stock. The warrants were valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of inception of the financing arrangements are as follows:

	Warrant 9-1a	Warrant 9-1b	Warrant 9-1c	Warrant 9-1d

Indexed shares	100,000,000	100,000,000	125,000,000	125,000,000
Exercise price	$0.02	$0.04	$0.05	$0.075
Effective exercise price (1)	$0.0025	$0.0025	$0.0025	$0.0025
Term (years)	7	7	7	7
Volatility	166%	166%	166%	166%
Risk free rate	3.68%	3.68%	3.68%	3.68%

(1) The results of the anti-dilution protection resulted in an effective exercise price which was lower than the stated exercise price.

At inception, a summary of the allocation of the components of the new debentures was as follows:

	April 11, 2008	May 16, 2008	May 29, 2008

Convertible debenture, at fair value	$637,270	$813,631	$1,389,544
Warrant derivative liability	-	21,750	145,000
Day-one derivative loss	(247,270)	(335,381)	(744,544)
Total gross proceeds	$390,000	$500,000	$790,000

	July 10, 2008	July 29, 2008	Total

Convertible debenture derivative liability	$289,611	$3,577,341	$6,707,397
Warrant derivative liability	-	1,080,000	1,246,750
Day-one derivative loss	(151,861)	(2,332,341)	(3,811,397)
Total gross proceeds	$137,750	$2,325,000	$4,142,750

The fair value of the debentures and warrants at inception was greater than the proceeds received which resulted in a day-one derivative loss.

Current Period Accounting Considerations and Valuations

Warrants:

Freestanding derivative instruments, consisting of warrants that were issued in connection with the Series C preferred stock and the convertible debentures as well as certain other warrants, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments.

Significant assumptions used in this model as of September 30, 2008 are as follows:

	Series C Convertible Preferred Stock	August 2006 Debenture	December 2006 Debenture	March 2007 Debenture	August 2007 Debenture
Holder	YA Global	YA Global	YA Global	YA Global	YA Global
Instrument	Warrants	Warrants	Warrants	Warrants	Warrants
Exercise price	$0.02	$0.0017	$0.0017	$0.0017	$0.0017
Remaining term (years)	2.38	2.89	3.25	3.48	3.90
Volatility	155%	144%	139%	140%	143%

Risk-free rate	2.00%	2.00%	2.28%	2.28%	2.28%
Number of warrants	75,000,000	175,000,000	42,000,000	125,000,000	75,000,000

	May 16, 2008 Debenture	May 29, 2008 Debenture	July 29, 2008 Debenture
Holder	YA Global	YA Global	YA Global	Other
Instrument	Warrants	Warrants	Warrants	Warrants	Total
Exercise price	$0.0025	$0.0025	$0.0025	$0.0025
Remaining term (years)	6.63	6.66	6.83	0.41 – 2.30
Volatility	172%	172%	201%	157%-251%
Risk-free rate	3.38%	3.38%	3.38%	1.60%- 2.00%
Number of warrants	7,500,000	50,000,000	450,000,000	8,471,000	1,007,971,000

Embedded Derivative Instruments – Series C Preferred Stock and August and December 2006 and July 2008 Convertible Debentures

Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with SFAS 133, the compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions used as of September 30, 2008 included exercise estimates/behaviors and the following other significant estimates:

	Series C Convertible Preferred Stock	August 2006 Debenture	December 2006 Debenture	July 10, 2008 Debenture	July 29, 2008 Debenture
Conversion prices	$0.0021	$0.0017	$0.0017	$0.0017	$0.0017
Remaining terms (years)	0.64	1.83	1.83	1.78	1.83
Equivalent volatility	303.61%	189.08%	189.08%	191.01%	189.08%
Equivalent interest-risk adjusted rate	8.00%	13.59%	13.59%	17.83%	11.40%
Equivalent credit-risk adjusted yield rate	7.84%	9.15%	9.15%	9.15%	9.15%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the calculation are highly subjective and subject to interpretation.

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures

The March 2007, August 2007, April 11, 2008, May 16, 2008 and May 29, 2008 convertible debentures are recorded in accordance with FAS 155 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value recognized in earnings. These financial instruments were valued using the common stock equivalent approach.  Through the date of default, the common stock equivalent was calculated using the shares indexed to the financial instruments valued at the market price of our stock and the present value of the coupon. Subsequent to the event of default on August 24, 2008, the default conversion rate was used to calculate the number of shares indexed to the convertible instrument and the present value of the coupon was based on the default interest rate.

Current Period Valuations

For the Series C Convertible Preferred Stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. Because of the default related to the August 2006 debentures and the cross-default provisions of the debentures, the July 2008 debentures are carried at their full face value. For these instruments, the embedded derivative instruments, primarily the conversion features, have been separated and accounted for as derivative instrument liabilities, as discussed above. These derivative instrument liabilities are marked to market each reporting period.

The March 2007 Debenture, August 2007 Debenture, April 2008 Debenture and the May 2008 Debentures were each initially recorded at their full fair value pursuant to FAS 155. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

The face value or fair value, as appropriate, of each instrument as of September 30, 2008 and December 31, 2007 was:

September 30, 2008	Carrying value	Fair value	Total
	(in thousands)
Series C Convertible Preferred Stock	$19,308	$-	$19,308

August 2006 debenture	5,000	—	5,000
December 2006 debenture	2,500	—	2,500
March 2007 debenture	-	15,020	15,020
August 2007 debenture	-	3,593	3,593
April 2008 debenture	-	712	712
May 16 ,2008 debenture	-	1,176	1,176
May 29, 2008 debenture	-	1,855	1,855
July 10, 2008 debenture	2	-	2
July 29, 2008 debenture	34	-	34
Total	$7,536	$22,356	$28,892

December 31, 2007	Face value	Fair value	Total
	(in thousands)
Series C Convertible Preferred Stock	$20,097	$-	$20,097

August 2006 debenture	5,000	-	5,000
December 2006 debenture	2,500	-	2,500
March 2007 debenture	-	18,798	18,798
August 2007 debenture	-	4,401	4,401
Total	$7,500	$23,199	$30,699

We adopted the provisions of FAS 157 as of January 1, 2008, with respect to financial instruments. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under FAS 155 or FAS 133 as of September 30, 2008 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tabular presentation reflects the components of derivative financial instruments related to convertible financial instruments in the liability section on our balance sheet at September 30, 2008:

	Common Stock Warrants	Embedded Conversion Feature	Total
		(in thousands)
Series C Convertible Preferred Stock	$115	$16,387	$16,502
August 24, 2006 Debenture	437	8,470	8,907
December 29, 2006 Debenture	109	4,235	4,344
March 27, 2007 Debenture	325	-	325
August 24, 2007 Debenture	202	-	202
April 11, 2008 Debenture	-	-	-
May 16, 2008 Debenture	22	-	22
May 29, 2008 Debenture	145	-	145
July 10, 2008 Debenture	-	205	205
July 29, 2008 Debenture	1,350	3,319	4,669
Other instruments	5	20	25
Total	$2,710	$32,636	$35,346

For the March 2007, August 2007, April 2008 and May 2008 debentures, the embedded conversion feature is effectively embodied in the fair value of those instruments under SFAS 155.

The following table reflects the number of common shares into which the convertible instruments and warrants are convertible or exercisable at September 30, 2008:

	Common Stock Warrants	Embedded Conversion Feature	Total
Series C Convertible Preferred Stock	75,000,000	7,803,257,000	7,878,257,000
August 24, 2006 Debenture	175,000,000	2,941,176,000	3,116,176,000
December 29, 2006 Debenture	42,000,000	1,470,588,000	1,512,588,000
March 27, 2007 Debenture	125,000,000	4,387,442,000	4,512,442,000
August 24, 2007 Debenture	75,000,000	1,044,118,000	1,119,118,000
April 11, 2008 Debenture	-	169,565,000	169,565,000
May 16, 2008 Debenture	7,500,000	294,118,000	301,618,000
May 29, 2008 Debenture	50,000,000	464,706,000	514,706,000
July 10, 2008 Debenture	-	81,029,000	81,029,000
July 29, 2008 Debenture	450,000,000	1,367,647,000	1,817,647,000
Other instruments	8,471,000	-	8,471,000
Total	1,007,971,000	20,023,646,000	21,031,617,000

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature in the Series C convertible stock was convertible as of September 30, 2008 was calculated as the face value plus assumed dividends (if declared), divided by 97% of the lowest closing bid price for the 30 trading days preceding September 30, 2008. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of September 30, 2008 was calculated as the face value of each instrument divided by the conversion price or the default conversion price (if applicable) as of September 30, 2008.

Changes in the fair value of convertible instruments that are carried at fair value (the March 2007 Debenture, August 2007 Debenture, April 2008 Debenture and May 2008 Debentures) are reported as “Interest income (expense) due to fair value adjustments” in the accompanying consolidated statement of operations, as follows:

	Nine months ended September 30,
(in thousands)	2008	2007
March 2007 debenture	$3,777	$(7,612)
August 2007 debenture	809	191
April 2008 debenture	(74)	-
May 16, 2008 debenture	(363)	-
May 29, 2008 debenture	(465)	-
Total	$3,684	$(7,421)

	Three months ended September 30,
(in thousands)	2008	2007
March 2007 debenture	$1,721	$(7,148)
August 2007 debenture	358	191
April 2008 debenture	(94)	-
May 16, 2008 debenture	(391)	-
May 29, 2008 debenture	(619)	-
Total	$975	$(6,957)

Changes in the fair value of derivative instrument liabilities (including warrants and the bifurcated embedded derivative features of convertible instruments not carried at fair value) are reported as “(Loss) on change in fair value of derivative financial instruments” in the accompanying consolidated statement of operations, as follows:

	Nine months ended September 30,
(in thousands)	2008	2007
Series C Convertible Preferred Stock	$(8,978)	$(4,155)
August 2006 debenture	749	501
December 2006 debenture	38	(910)
March 2007 debenture	938	(5,603)
August 2007 debenture	630	(4,269)
July 10, 2008 debenture	(68)	-
July 29, 2008 debenture	(2,344)	-
Other derivative instruments	-	(165)
Total	$(9,035)	$(14,601)

	Three months ended September 30,
(in thousands)	2008	2007
Series C Convertible Preferred Stock	$(4,795)	$(3,545)
August 2006 debenture	(488)	(5,295)
December 2006 debenture	(239)	(892)
March 2007 debenture	(13)	1,825
August 2007 debenture	(8)	(4,269)
July 10, 2008 debenture	(68)	-
July 29, 2008 debenture	(2,344)	-
Other derivative instruments	-	(39)
Total	$(7,955)	$(12,215)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the third quarter of 2008:

(in thousands)	2008

Beginning balance: Derivative financial instruments	$25,697
Total gains (losses)	(14,428)
Transfers in/out of Level 3	24,077
Ending balance	$35,346

Gains and losses included in earnings are reported on the Consolidated Statements of Operations and Comprehensive Loss in “(Gain) loss from change in fair value of derivative financial instruments” for warrants and embedded conversion features and in Interest expense (income) for financial instruments recorded at fair value under FAS 155.

The fair value of derivative financial instrument liabilities recorded as of September 30, 2008 and December 31, 2007 was:

(in thousands)	September 30, 2008	December 31, 2007
Warrants and embedded conversion features in preferred stock	$16,502	$8,410
Warrants and embedded conversion features in certain debentures	18,816	16,136
Other warrants	8	26
Special preference stock of Mobot	20	79
Total derivative financial instruments	$35,346	$24,651

Subsequent Event

Preferred Stock conversions:

On October 2, 2008, YA Global converted 58 shares of Series C preferred stock into 20 million shares of common stock.

Convertible Debentures:

$8,650,000 Securities Purchase Agreement – On July 29, 2008, we entered into a Securities Purchase Agreement (the “July 29 SPA”) with YA Global, an accredited investor in the principal amount of $8,650,000.  The July 29 SPA provides for the amount to be drawn through three separate secured convertible debentures (the “debentures”) in the amounts of $2,325,000, $2,325,000, and $4,000,000 respectively. The first debenture was issued on July 29, 2008. The second debenture was issued on October 28, 2008. Upon the achievement of certain milestones, the remaining debenture is scheduled to be issued on January 2, 2009. The debentures mature, unless extended by the holder in accordance with the terms of the debenture, two years from the issue dates, and accrued interest at the rate of 14%, which is payable at the maturity dates.  The debentures are secured by substantially all of our assets.  At any time after the debentures are issued, YA Global has the right to convert any portion of the outstanding and unpaid principal and accrued interest thereon into fully-paid and nonassessable shares of our common stock at a price equal to the lesser of $0.02 or 95% of the lowest volume weighted average price of our common stock during the 10 trading days immediately preceding each conversion date.  The conversion is limited such that YA Global’s ownership of our common stock cannot exceed 4.99%, unless they waive their right to such limitation.  The limitation will terminate under any event of default.  In connection with the debenture issued on July 29, 2008, YA Global retained fees of $240,000, resulting in net proceeds to us of $2,085,000. In conjunction with the July 29 SPA we also issued warrants to YA Global to purchase 100,000,000, 100,000,000, 125,000,000, and 125,000,000 shares of our common stock at exercise prices of $0.02, $0.04, $0.05, and $0.075, respectively. In connection with the debenture issued on October 28, 2008, YA Global retained fees of $220,000, and reimbursements of $4,500 for professional fees paid in connection with Patent Security filing, resulting in net proceeds to us of $2,100,500.

Note 5 – Investment in Marketable Securities and Other Long-Term Assets

We retained small percentages of ownership in some of the subsidiaries that we sold, including Mobot, represented by 18% ownership of FMS Group, which has operated the Mobot business subsequent to our sale of Mobot, Sponge, of which we retained a 7.5% ownership after the sale, 12Snap, of which we retained a 10% ownership after the sale but subsequently sold on January 28, 2008, and Micro Paint Repair, represented by 5% ownership of Micro Paint Holdings Limited, which has operated the MPR business subsequent to our sale of MPR. We have evaluated the carrying values of our ownership interests in each of these former subsidiaries, and have adjusted Mobot to $0, Sponge to $260,000, and 12Snap to $0. MPR continues to have a carrying value of $200,000. Further evaluations of these remaining carrying values will be made at December 31, 2008.

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

The 2005 Plan provides for the grant of up to 60 million shares of common stock. As of September 30, 2008, we have not registered the shares underlying the options in the 2005 Plan, and as a result, no options have been issued and all 60 million options remain available for issuance under the 2005 Plan.

The 2003 Plan provides for the grant of up to 150 million non-qualified stock options. As of September 30, 2008, options to purchase 5.1 million shares of common stock remained available for issuance under the 2003 Plan.

The 2002 Plan provides for the grant of up to 10 million non-qualified stock options. As of September 30, 2008, options to purchase 20,000 shares of common stock remained available for issuance under the 2002 Plan.

The 1998 Plan provided for the grant of options to purchase up to 8 million shares of our common stock. Effective March 27, 2008, the 1998 Plan expired.

We also have one stock incentive plan, the 2003 Stock Incentive Plan (the “2003 Incentive Plan”). Under the terms of the 2003 Incentive Plan, we reserved 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. As of September 30, 2008, we have 426,451 shares of common stock available for issuance under the 2003 Stock Incentive Plan.

Total options issued during the nine months ended September 30, 2008 were 38,876,763 compared with 31,421,126 issued during the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense recorded in the statement of operations was $1,570,000 and $3,467,000, respectively. There were no options exercised during the nine months ended September 30, 2008.

We used the following assumptions for grants during the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
Volatility Range	88%-201%	108%
Expected dividends	0	0
Expected term (in years)	3	3
Risk-free rate	4.35%	4.35%

Estimated income tax benefits recognized during the nine months ended September 30, 2008 and 2007 were offset by a valuation allowance since realization was not reasonably assured. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. We will use this presentation if and when we have exhausted our tax loss carry-forward.

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2008 and December 31, 2007:

(in thousands)	September 30, 2008	December 31, 2007
Accrued legal and accounting costs	79	358
Accruals for disputed services	1,360	1,336
Accrued operating expenses	2,410	2,184
Payroll related accruals	245	121
Accrued interest & liquidated damages	2,734	2,016
Total	6,828	$6,015

In addition to the accrued expenses described above, we have accrued $4.6 million relating to a purchase price guarantee obligation in connection with our acquisition of 12Snap.

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

We are subject to U.S. federal income tax as well as income tax of multiple states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S, federal, state and local, or foreign income tax examinations by tax authorities for years prior to 1999. As of September 30, 2008, there are no notifications of any pending audits from any jurisdiction.

Our continuing practice is to recognize interest and penalties related to uncertain tax positions in other expense (income). As of January 1, 2008 and for the nine months ended September 30, 2008, we did not have any interest or penalty expense or accruals related to uncertain tax positions.

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

Scanbuy, Inc. - On January 23, 2004, we filed suit against Scanbuy, Inc. (“Scanbuy”) in the Northern District of Illinois, claiming that Scanbuy has manufactured, or has had manufactured for it, and has used, or actively induced others to use, technology which allows customers to use a built-in UPC bar code scanner to scan individual items and access information, thereby infringing our patents.  The complaint stated that on information and belief, Scanbuy had actual and constructive notice of the existence of the patents-in-suit, and, despite such notice, failed to cease and desist their acts of infringement and continue to engage in acts of infringement of the patents-in-suit.  On April 15, 2004, the court dismissed the suits against Scanbuy for lack of personal jurisdiction.

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Currently the case has been stayed due to the reexamination of the ‘048 patent (see Electronic Frontier Foundation discussion below).

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

Federal Aviation Administration– On April 22, 2008, the Company received a notice of proposed civil penalty from the Federal Aviation Administration (FAA) related to an air bill shipment processed by one of the Company’s discontinued business units. The potential penalty will be from a minimum of $5,750 up to a maximum of $1,150,000. We are currently negotiating a settlement with the FAA.

Rothschild Trust Holdings, LLC–On September 19, 2008, we were served a complaint by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On October 9, 2008, we filed a Motion to Dismiss the Complaint for failure to provide documentation in support of their claim. The Motion to Dismiss is still pending. We believe the complaint is without merit.

Note 10 – Geographic Reporting

As of September 30, 2008, we were structured and evaluated by our Board of Directors and management as one business unit encompassing NeoReaderTM, legacy licensing, and hardware product lines; in prior years, these product lines were reported as part of the NeoMedia Mobile business unit. Our operations are managed as one global unit out of Atlanta, Georgia and Aachen, Germany.

Consolidated net sales and net loss from continuing operations for the three month and nine months ended September 30, 2008 and 2007, and the identifiable assets as of September 30, 2008 and December 31, 2007 by geographic area were as follows:

	Three Months Ended September 30,
	2008	2007
Net Sales (1) :	(in thousands)
United States	$83	$152
Germany	247	135
Total	$330	$287

Net Loss from Continuing Operations (1) :
United States	$(9,542)	$(20,832)
Germany	(322)	(554)
Total	$(9,864)	$(21,386)

	Nine Months Ended September 30,
	2008	2007
Net Sales (1) :	(in thousands)
United States	$289	$455
Germany	512	855
Total	$801	$1,310

Net Loss from Continuing Operations (1) :
United States	$(13,851)	$(31,086)
Germany	(1,328)	(843)
Total	$(15,179)	$(31,929)

	September 30, 2008	December 31, 2007
Identifiable Assets (1)
United States	$10,827	$12,875
Germany	573	649
Total	$11,400	$13,524

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

MANAGEMENT CHANGES

Effective August 31, 2008, Mr. J. Scott Womble resigned his position as Chief Financial Officer of the Company.

Effective September 17, 2008, the Board of Directors of the Company appointed Mr. Michael W. Zima to serve as Chief Financial Officer and Corporate Secretary of the Company.

Results of Continuing Operations

Comparison of the Three and Nine Months Ended September 30, 2008 and September 30, 2007; respectively

The loss from continuing operations decreased $11.5 million, or 54% to $9.9 million for the three months ended September 30, 2008 from a net loss of $21.4 million for the three months ended September 30, 2007. The loss from continuing operations decreased $16.7 million, or 52% to $15.2 million for the nine months ended September 30, 2008 from a net loss of $31.9 million for the nine months ended September 30, 2007. This decrease is primarily due to reduced losses from changes in the fair value of our derivative financial instruments.

Revenues. Total revenues increased $43,000, or 15%, to $330,000 for the three months ended September 30, 2008 from $287,000 for the three months ended September 30, 2007. Total revenues decreased $509,000, or 39%, to $801,000 for the nine months ended September 30, 2008 from $1,310,000 for the nine months ended September 30, 2007. The decrease for the nine month periods was primarily due to our focus on development and rollout of products and services to support the emerging barcode ecosystem that is being defined by bodies such as the OMA, GSMA and CTIA. We believe this focus will deliver the most value in the future.

A summary of operating revenues is presented below:

	For the Three Months Ended		Increase(decrease)
	September 30,		2008 to 2007
	2008	2007	$	%
	(in thousands)
Hardware sales – Gavitec	$128	$45	$83	(184)%
Lavasphere revenue – Gavitec	38	80	(42)	(53)%
Legacy product revenue	82	123	(41)	(33)%
Patent licensing	-	29	(29)	(100)%
Other revenue	82	10	72	720%
Total revenue	$330	$287	$43	(15)%

	For the Nine Months Ended		Increase(decrease)
	September 30,		2008 to 2007
	2008	2007	$	%
	(in thousands)
Hardware sales – Gavitec	$276	$330	$(54)	(16)%
Lavasphere revenue – Gavitec	77	453	(376)	(83)%
Legacy product revenue	251	373	(122)	(33)%
Patent licensing	39	79	(40)	(51)%
Other revenue	158	75	83	111%
Total revenue	$801	$1,310	$(509)	(39)%

Hardware sales at Gavitec increased to $128,000 from $45,000, and declined to $276,000 from $330,000 for the three and nine months ended September 30, 2008 and 2007, respectively. Lavasphere revenue, which tends to be project-oriented, also decreased to $38,000 from $80,000, and declined to $77,000 from $453,000 for the three and nine months ended September 30, 2008 and 2007, respectively primarily due to a slow down in development of client specific software development. Legacy product revenue declined to $82,000 from $123,000, and $251,000 from $373,000 for the three and nine months ended September 30, 2008 and 2007 respectively due to a shift in focus on our new business strategy to develop products and services to support the emerging barcode ecosystem that is being defined by bodies such as the OMA, GSMA and CTIA. We believe this focus will deliver the most value in the future.

Operating Costs and Expenses

A summary of key operating costs and expenses is presented below:

	For the Three Months Ended September 30,
	2008	2007
	(in thousands)
Sales and marketing	$711	$604
General and administrative	1,216	1,110
Research and development	406	435
Gain (loss) on extinguishment of debt	-	201
Interest (expense)/income, net	477	(7,186)
Gain (loss) from change in fair value of derivative financial instruments	(7, 955)	(12,215)

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Sales and marketing	$1,994	$2.006
General and administrative	3,789	4,874
Research and development	1,623	1,360
Gain (loss) on extinguishment of debt	22	454
Interest (expense)/income, net	1,512	(9,841)
Gain (loss) from change in fair value of derivative financial instruments	(9,035)	(14,601)

Sales and Marketing. Sales and marketing expenses were $0.7 million and $0.6 million and $2.0 million and $2.0 million for the three and nine months ended September 30, 2008 and 2007, respectively.

General and Administrative. General and administrative expenses were $1.2 million and $1.1 million and $3.8 and $4.9 million for the three and nine months ended September 30, 2008 and 2007, respectively. The decrease of $1.1 million, or 22%, for the nine months ended September 30, 2008 is primarily attributable to a reduction of $1.4 million in audit and legal fees, partially offset by a one time charge of $254,000 for severance payable to the former CEO and CFO. Gavitec’s general and administrative costs increased $118,000 from the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2008.

Research and Development. Research and development expenses were $0.4 million and $0.4 million and $1.6 and $1.4 million for the three and nine month periods ended September 30, 2008 and 2007, respectively. Although stock compensation decreased in the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007, personnel related expenses increased during the same time period, as well as non-capitalized equipment and software. Additionally, Gavitec’s research and developments costs increased over the same time period. The increase in research and development costs overall were attributable to bringing our mobile phone technology to market.

Interest (Income)/Expense.  Interest (income)/expense consists primarily of interest charges and gains or losses related to convertible debentures, combined with other interest accrued for creditors as part of financed purchases, past due balances, and notes payable, net of interest earned on cash equivalent investments. Net interest income was $0.5 million against net interest expense of $7.2 million for the three months ended September 30, 2008 and 2007, respectively, and $1.5 million interest income and $9.8 million interest expense for the nine months ended September 30, 2008 and 2007, respectively. The increase of $7.7 million and $11.3 million in net interest income for the three and nine months ended resulted from favorable fair value adjustments of our convertible debt in accordance with the FAS 155 provisions that we use to account for the financial instruments.

(Gain)/Loss on Derivative Financial Instruments.  Loss on derivative financial instruments was $8.0 million and $12.2 million for the three months ended September 30, 2008 and 2007, respectively, and $9.0 million and $14.6 million for the nine months ended September 30, 2008 and 2007, respectively; a change of $5.6 million or 38% for the nine months ended September 30, 2008.  The derivative gains and losses are associated with our convertible preferred stock and certain of our convertible debenture financing.  Certain derivatives and embedded conversion features were created at the time of each offering and are recorded at fair value on the accompanying balance sheet. The gains (losses) represent the reduction (appreciation) in value of the derivatives and embedded conversion features from the beginning of each reporting period presented to the end of the period, resulting primarily from the changes in our stock price during the reporting period. The fair value of the derivative financial instruments at each measurement date correlates to our stock price at the same date. As a result, our net loss varies significantly from our cash flow from operations during the nine months ended September 30, 2008 and 2007. In future periods, our loss could fluctuate dramatically from quarter to quarter if our stock price is significantly different from the stock price at the end of the previous measurement period. Because we cannot guarantee that we have enough authorized shares to net share settle the convertible instruments, the change in fair value of derivative instruments will be recorded to our statement of operations each reporting period until the convertible instruments are fully converted.

Results of Discontinued Operations

In fiscal 2006 and 2007 we discontinued the operations of our Mobot, Sponge, 12Snap, Telecom Services and Micro Paint Repair businesses, which were accounted for as discontinued operations in accordance with SEC Staff Accounting Topic 5E, Accounting Principles Board (APB) Opinion 29, APB 18, Statement of Financial Accounting Standards (FAS) 141, FAS 144, and Emerging Issues Task Force Issue 01-2. A loss of $260,000 was recognized for the nine months ended September 30, 2008, which was primarily attributable to wind-down expenses associated with Micro Paint Repair-US operations and a small recapture of administrative expenses during the three months ended September 30, 2008. For the nine months ended September 30, 2007, we recognized a loss of $8.3 million for discontinued operations, which included a charge of $2.5 million for impairment of intangible assets related to our prior acquisition of 12Snap, other operating costs of $2.8 million and stock compensation expense of $0.5 million that were partially offset by revenues related to the discontinued operations during the period of $3.2 million.

Liquidity and Capital Resources

As of September 30, 2008, we had $0.5 million in cash and cash equivalents as noted on our consolidated balance sheet and statement of cash flows. This is a decrease of $0.9 million or 63% compared with a total of $1.4 million as of December 31, 2007.

On a comparative basis, cash used by operating activities of continuing operations decreased $1.6 million to $5.1 million for the nine months ended September 30, 2008 compared with $6.7 million of cash used by operating activities for the period ended September 30, 2007. The decrease in cash used by continuing operations is primarily due to reduced audit and legal fees and lower personnel cost due to a reduced headcount.

Cash provided by investing activities increased by $3.5 million to $0.4 million for the nine months ended September 30, 2008 compared with a use of cash for investing activities of $3.1 million for the period ended September 30, 2007. This increase was primarily due to the sale of our remaining ownership of 12Snap, a partial settlement of intercompany loans and cash retained by us from the shut-down of Micro Paint Repair-US which resulted in net proceeds to us of $0.8 million. For the nine months ended September 30, 2007, we paid purchase price guarantee obligations in the amount of $2.6 million offset by $0.5 million cash received in repayment of a note receivable and cash and other assets in the amount of $0.9 million retained by us from subsidiaries disposed during the period.

Cash provided by financing activities was $3.7 million for the nine months ended September 30, 2008 compared with $7.3 million in cash provided by financing activities for the nine months ended September 30, 2007.

As of September 30, 2008, we have a working capital deficiency of $96.1 million, of which $35.3 million relates to the fair value of derivative financial instruments, and $49.2 million relates to the carrying value of debentures and convertible preferred stock that are convertible into shares of our common stock.

Significant Liquidity Events

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Net loss for the nine months ended September 30, 2008 was $15.4 million compared with a net loss of $40.2 million for the nine months ended September 30, 2007. Net cash used for operations was $5.1 million and $6.7 million, for the nine months ended September 30, 2008 and 2007, respectively. We also have an accumulated deficit of $217.2 million and a capital deficit of $86.0 million as of September 30, 2008. We also have an obligation as of September 30, 2008 of $4.6 million relating to a purchase price guarantee associated with our acquisition of 12Snap.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

On July 29, 2008, we entered into a Securities Purchase Agreement (“SPA”) in the amount of $8,650,000 with YA Global Investments, LP (“YA Global”), an accredited investor. Under the SPA, YA Global will buy three secured convertible debentures, subject to our meeting certain milestones, which are designed to fund the Company’s business plan to bring our products to market over approximately the next one and one half years. The first debenture under the SPA was issued on July 29, 2008, in the amount of $2.325 million, and the second debenture under the SPA was issued on October 28, 2008, also in the amount of $2.325 million.

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

Sources of Cash and Projected Cash Requirements

As of September 30, 2008, our cash balances were $515,000. However, we believe that the Securities Purchase Agreement issued July 29, 2008 in the amount of $8,650,000 will accelerate implementation of NeoMedia’s aggressive go-to-market plans under our new CEO, Iain A. McCready. These plans will focus on providing mobile barcode scanning infrastructure to carriers, NeoReader scanning software to handset manufacturers, and code implementation products to the advertising community. On October 28, 2008, consistent with the Securities Purchase Agreement, we sufficiently achieved all milestone targets established between us and YA Global necessary to receive the second debenture funding. It is also anticipated that we will sufficiently achieve the remaining milestone objectives necessary to receive the third debenture funding which is expected in January, 2009.

NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the convertible debenture agreements between us and YA Global, signed in connection with the convertible debenture sales, without YA Global’s consent we cannot (i) issue or sell any shares of common stock or preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets, or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, signed in connection with the convertible debentures, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event funding were secured.

Additionally, pursuant to the terms of the investment agreement between us and YA Global signed in connection with the Series C Convertible Preferred Stock sale, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets, or (iii) grant any security below market price.

Related Party Transactions

For the nine month period ended September 30, 2008, we paid SKS Consulting a total of $10,530 for professional services provided by George O’Leary in conjunction with our previously disclosed consulting agreement. Mr. O’Leary is a member of our Board of Directors.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2008, at the reasonable assurance level, because of the material weaknesses described in Item 9A of our Annual Report on Form 10−K for the fiscal year ended December 31, 2007, which we are still in the process of remediating. Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2007 Form 10−K for a full description of these weaknesses.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments relating to certain pending legal proceedings. For a description of pending legal proceedings, see Note 9 – Contingencies, to the Consolidated Financial Statements.

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

On July 16, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, reporting that it had entered into a secured convertible debenture financing arrangement with YA Global Investments, L.P. (“YA Global”) in the principal amount of $137,750.

On August 4, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 3.02, reporting that it had entered into a Securities Purchase Agreement with YA Global in the amount of $8,650,000, whereby YA Global will provide financing to NeoMedia through three secured convertible debentures, with the first such instrument issued and funded on July 29, 2008. The Debentures mature, unless extended by the holder in accordance with the terms of the Debentures, two years from the issue date, with the first Debenture maturing on July 29, 2010.

On September 2, 2008, NeoMedia filed a report on Form 8-K with respect to Item 5.02, disclosing that effective August 31, 2008, Mr. Scott J. Womble amicably resigned as Chief Financial Officer and Corporate Secretary of NeoMedia.

On September 22, 2008, NeoMedia filed a report on Form 8-K with respect to Item 5.02, disclosing that Michael W. Zima was appointed to serve as Chief Financial Officer and Corporate Secretary of NeoMedia. Mr. Zima joined the company as Vice President – Finance on August 28, 2008.

On October 1, 2008, NeoMedia filed a report on Form 8-K with respect to Item 1.01, reporting that it had executed a Letter Agreement with YA Global pursuant to which YA Global agreed to extend the maturity dates of both (a) a Secured Convertible Debenture, dated August 23, 2006, issued by the Company to YA Global in the principal amount of $5,000,000 and (b) a Secured Convertible Debenture, dated December 26, 2006, issued by the Company to YA Global in the principal amount of $2,500,000, to July 29, 2010.

On November 3, 2008, NeoMedia filed a report on Form 8-K with respect to Items 1.01 and 8.01, reporting that it had issued the second Debenture in the amount of $2,325,000 in accordance with the terms of the July 29, 2008 Securities Purchase Agreement with YA Global.

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