Form 10-K
period 2008-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2009-04-14
CIK 1022701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 based upon the closing price was approximately $3.4 million.

The number of outstanding shares of the registrant’s Common Stock on April 1, 2009 was 1,696,581,883.

NeoMedia Technologies, Inc.
INDEX

NeoMedia Technologies, Inc.

PART I

ITEM 1. Business

In this Annual Report on Form 10-K, unless otherwise indicated, the words “we,” “us,” and “our” refer to NeoMedia Technologies, Inc. and all entities owned or controlled by NeoMedia Technologies, Inc.  All references to “NeoMedia” or the “Company” in this Annual Report mean NeoMedia Technologies, Inc., a Delaware corporation, and all entities owned or controlled by NeoMedia Technologies, Inc., except where it is made clear that the term only means the parent company.

Statements contained in this Annual Report that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “anticipates,” “expects,” “intends,” “plans,” "believes," "seeks," "estimates," or similar expressions identify forward-looking statements.  These forward-looking statements include but are not limited to statements regarding NeoMedia’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base.  All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to us as of such date.  We assume no obligation to update any forward-looking statement.  It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements.  Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations.  Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A-Risk Factors” and in our other filings with the U.S. Securities and Exchange Commission.  All tabular amounts are stated in thousands except shares and per share data. All amounts, herein, are stated in U.S. Dollars unless otherwise noted.

Overview

NeoMedia is harnessing the power of the mobile phone in a new and powerful way by leveraging barcodes (printed symbols) as a seamless mechanism to link mobile phone users to the power of the mobile internet.

With our state-of-the art barcode reading technology, NeoMedia transforms mobile phones with cameras into barcode scanners which provide instant access to mobile web content whenever a barcode is scanned. A barcode makes any medium immediately interactive – the code links an individual to the multimedia capability of the mobile Web, anytime, anywhere. Combining this technology with advanced analytics and reporting capabilities revolutionizes the way advertisers market to mobile consumers.

NeoMedia provides the infrastructure to make mobile barcode scanning and its associated commerce easy, universal, and reliable – worldwide. Our barcode ecosystem software tools include, NeoReader, which reads and transmits data from 1D and 2D barcodes to its intended destination. Our Code Management (NeoSphere) and Code Clearinghouse (NeoRouter) platforms create, connect, record, and transmit the transactions embedded in the barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably.

In order to provide complete mobile marketing solutions, NeoMedia also offers barcode scanning hardware that reads barcodes displayed on mobile phone screens. NeoMedia provides infrastructure solutions to enable mobile ticketing and couponing programs – including scanner hardware and system support software for seamless implementation.

This state-of-the art technology is supported by our impressive array of patents. In addition, NeoMedia has an open standards philosophy designed to make integration and use of the technology easy for handset manufacturers, mobile operators and advertisers; and the user experience safe, reliable and interoperable for consumers.

We are  Delaware corporationa and were founded in 1989 and based in Atlanta, Georgia, NeoMedia currently has 30 active patents spanning 13 countries, with 29 additional patents pending.

In 2006, we began divesting our non-core businesses in order to focus our efforts on the area that we believe will deliver the most value, our barcode ecosystem business and the related intellectual property. On April 4, 2007, we sold our 12Snap business unit and on October 30, 2007 we completed the sale of our Telecom Services business. On November 15, 2007, we completed the sale of our Micro Paint Repair business unit, excluding the assets of the Micro Paint Repair-US operations (which operated under the brand name “AutoXperience”).  On November 30, 2007, we shut down the operations of AutoXperience.  These divestitures have been accounted for as discontinued operations and our consolidated financial information presents the net effect of these discontinued operations for all periods presented separate from the results of our continuing operations. As a consequence of these divestitures, we now evaluate our business as a single unit – our code-reading business and the related intellectual property. These divestitures were integral to our turnaround plan and have allowed us to invest in our principal line of business – our code-reading business and the related intellectual property.

During 2008 and early 2009 we have made significant changes to strengthen our management team. In June 2008, Mr. Iain A. McCready became our Chief Executive Officer and Chairman of our Board of Directors; in September 2008, Mr. Michael W. Zima became our Chief Financial Officer and Secretary; in January 2009, Ms. Laura Marriott became a member of our Board of Directors; and in March 2009 Mr. Dean Wood became our Vice President - Business Development.

As of December 31, 2008 we have two active wholly-owned subsidiaries: NeoMedia Europe, AG, (formerly known as Gavitec, AG and hereinafter referred to as “NeoMedia Europe”) incorporated in Germany, and NeoMedia Migration, Inc., incorporated in Delaware.  In addition, there are several dormant subsidiaries which are listed in Exhibit 21.1.

Products and Services

We provide a complete suite of software and hardware for processing 1D and 2D barcodes in the mobile environment, and enabling applications in mobile marketing, mobile couponing, mobile ticketing and mobile payment.

Our barcode ecosystem products include; our software products designed to read 1D and 2D barcodes using camera and web enabled wireless communications devices; to create unique barcodes; to create and manage advertising campaigns using barcodes; to act as a gateway managing activity between consumers and advertisers; and to gather and interpret the results of advertising campaigns. These products include:

•
NeoReaderTM – a barcode scanning application that transforms mobile camera phones into universal barcode readers. Users simply launch the NeoReader application on their mobile phone, scan the barcode and are linked directly to a specific web page. There they can access real-time product or service information, download content or complete a mobile commerce transaction. Any product, magazine/newspaper, retail display or billboard with a 2D code provides direct access to the multimedia capability of the mobile web…anytime, anywhere. NeoReaderTM features our patented resolution technology with an ultra-small footprint and platform-independent algorithms.  This application provides interoperability among 2D codes in the market and operates on a variety of handsets.

•
NeoReader Enterprise & Lavasphere Enterprise – software solutions for commercial applications where mobile phones are utilized to manage products through manufacturing or distribution channels. These applications equip mobile devices to read 1D & 2D barcodes with their built-in camera. The mobile phones become universal code readers, allowing users to “track and trace” products and services anytime, anywhere

These solutions are ideal tools for a variety of business applications including data collection, logistics, price comparison, content linking, and accessing information on the go. They provide the ability to capture lifecycle data for products and services in real time and to share relevant data in a secure and selective manner.

o	NeoReader Enterprise: a standard solution utilizing our NeoReader technology to route transactions to a customer’s existing mobile web application
o	Lavasphere Enterprise: a customized solution using LavaSphere code reading technologies for functions that are too complex to be handled by a mobile web application

•
NeoSphere  - a web-based campaign management system that allows users (typically agencies & advertisers) to easily develop, launch & manage a mobile code campaign by delivering three critical components:

o	Code Creation tools

o	Campaign Management tools

o	Reporting & Analytics

NeoSphere offers a customizable feature that uses rules to deliver dynamic content to a single code based on preferences like language, gender, age and location.

•
NeoMedia Code Routing Service – is used in conjunction with NeoSphere and includes an intelligent gateway configurable to support global interoperability and a code resolution server designed to retrieve and deliver any form of internet content to mobile phones worldwide.  Our Code Resolution Service uniquely provides:

o	Interoperability with other campaign management systems

o	Access to all bar code enabled handsets worldwide

o	Data tracking, collection, and monetization of each mobile transaction

•
NeoMedia MSS –  MSS is a completely stand-alone system supporting third-party ticketing/couponing systems and databases as well as adding all missing components to existing mobile systems essential for the successful completion and fulfillment of mobile applications.  Based on our customers’ needs and requirements, we believe that we provide the best solution –

o	Integrating third-party ticketing and couponing systems

o	Providing marketing databases and our own coupon system

o	Encrypting and sending codes to mobile phones

o	Decrypting and analyzing code contents

o	Enabling customer’s own coupon and ticket configuration

o	Supplying statistics and information on mobile activities, and

o	Implementing and delivering customized hard and software solutions

Our hardware products read, interpret and transmit barcodes and barcode information to facilitate related transactions. These products include:

•
EXIO II - introduced at the end of 2008, is a multi-application smart scanner for mobile couponing and ticketing applications. The cutting-edge technology of the EXIO II smart scanner allows customers to redeem mobile tickets and coupons making it easy and affordable to use creative new mobile marketing text messaging programs to track and reach customers. EXIO II is the evolution of EXIO® and combines all the advantages of EXIO® with improved reading capabilities and a programmable Linux platform that was developed based on customer feedback we received during our more that 10 years of operation. The EXIO II is the ideal tool for one-to-one marketing applications and highly targeted customer campaigns. With its color LCD touch-screen and video playback capability, the EXIO II can be customized to display targeted content and brand messages. During 2008 and 2007 we offered EXIO®, a complete solution including printer, display, keypad and GSM/GPRS module. EXIO® read and processed 2-D symbologies such as Data Matrix from mobile phone displays as well as printed 1D barcodes. Utilizing a high-speed Digital Signal Processor (DSP) and a high-resolution camera, EXIO® automatically recognizes 2D codes such as Data Matrix, sent as MMS (Multimedia Message Service), EMS (Enhanced Message Service) or Picture Message (Smart Message) to any compatible mobile phone.

•
XELIA – introduced at the end of 2008, is a versatile desktop scanner that incorporates Honeywell Adaptus® Imaging Technology 5.0 to enable high-performance reading of 2D codes from mobile phone displays. Equipped with a high-speed Digital Signal Processor (DSP), XELIA automatically recognizes 2D codes sent as text messages (SMS, MMS or EMS) as well as printed 1D barcodes. It processes rapidly and with extreme accuracy. Its compact size and sleek design make XELIA ideal for counter-top use at a point-of-sale or service desk. It can also be used for sweepstakes, mobile advertising (tickets and coupons) and boarding passes. During 2008 and 2007 we offered our model MD-20 – a high-performance OEM code reader providing unparalleled flexibility in scanning 2-D symbologies such as Data Matrix from mobile phone displays as well as printed 1-D barcodes.  Because of its compact size, speed and flexibility, MD-20 is the ideal high-performance fixed-position 2-D code reader for a wide range of applications where mobile code reading, mobile couponing, mobile ticketing and mobile marketing are required, thus enabling the phone to be used as the single universal mobile device.

Our legacy software products include:

•
MaxiCode Encoder – our MaxiCode Encoder creates symbols in the print stream of choice, ranging from PC to midrange and mainframe platforms.  MaxiCode is a 2-D symbology which can encode about 100 characters of data in an area of one square inch.  One of MaxiCode’s key features is that it can be located and read at high speeds in a large field of view.  Because of these unique features, it has been adopted as the standard symbology for high-speed sorting at a number of well known businesses.

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

Sales, Marketing and Distribution Relationships

We are focusing our current marketing and sales efforts on the Americas and Europe. We believe our products and services can be marketed to potential customers world-wide.

Data Centers

As of December 31, 2008, we do not own any data centers.  We have servers located in a data center in Miami, Florida, where our network infrastructure is supported by an outside vendor.

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

International Revenue

Our international revenues totaled $0.7 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively.  International revenues are denominated and paid primarily in Euros and represent revenues from international customers.

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

Intellectual Property

We rely on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in our services.  As of December 31, 2008, we have 30 active patents spanning 13 countries, with 29 additional patents pending.  Our patents cover core concepts behind our techniques for linking the physical world to the electronic world.  These patents cover various linkage methods including barcodes, RF/ID, Mag Stripe, Voice and other machine readable and keyed entry identifiers.

On February 17, 2009 we received a notice from the United States Patent and Trademark Office that a reexamination certificate would be issued for our United States Patent No. 6,199,048 (“the ‘048 Patent”).  The ‘048 Patent was under reexamination at the request of third party Electronic Frontier Foundation, and the Patent Office had subsequently ruled that the inventions as described in the claims amended during the reexamination are patentable over the prior art.

We have licensed our patents to, or settled patent-related lawsuits with Digital Convergence, A.T. Cross Company, Symbol Technologies, Brandkey Systems Corporation, Virgin Entertainment Group, and AirClic, Inc.  We are in discussions with other companies with regard to the licensing of our patents.  However, there can be no guarantee that any of these discussions will result in future revenues.

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

Employees

As of April 1, 2009, we had 25 employees, including 11 employees managed from our headquarters in Atlanta, Georgia, and 14 employees managed from our offices in Würseln, Germany. None of our employees are represented by a labor union or bound by a collective bargaining agreement. We believe that our employee relations are good.

Environmental Regulations

Some risks of costs and liabilities related to environmental matters were inherent in our discontinued operations, as with many similar businesses, and our operations are subject to certain federal, state, and local environmental regulatory requirements relating to environmental and waste management.  In connection with our discontinued operations, we periodically generated and handled limited amounts of materials that were considered hazardous waste under applicable law.  We contracted for the off-site disposal of these materials.  We believe we have operated in compliance with applicable environmental regulations related to these materials through the date of their disposal and/or sale.

Research and Development

We have incurred $2.0 million and $1.9 million in research and development expenses during the years ended December 31, 2008 and 2007, respectively. None of these expenses were directly borne or reimbursed by our customers.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern.  Net loss for the years ended December 31, 2008 and 2007 was $8.0 million and $40.6 million, respectively. Net cash used for operations was $6.7 million and $8.3 million for the years ended December 31, 2008 and 2007, respectively.  We also have an accumulated deficit of $211.3 million and a working capital deficit of $68.2 million as of December 31, 2008.

We have a continuing obligation as of December 31, 2008 of $4.6 million relating to a purchase price guarantee associated with our prior acquisition of 12Snap, which we sold on April 4, 2007.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We do not have any commitments for capital, and we need to raise additional funds in order to continue our operations.

In order to satisfy our obligations that are currently due and that will come due, and maintain our operations in the absence of a material increase in revenues, we will need to raise additional cash from outside sources during 2009.  There can be no assurances that such funding sources will be available.

We had cash balances of approximately $1.3 million as of December 31, 2008. On July 29, 2008 we entered into a Securities Purchase Agreement with YA Global Investments, L.P., (“YA Global”) which provided for the sale of convertible debentures to YA Global to fund our operations. On April 6, 2009 we amended that agreement and completed the first amended closing under that amended agreement. This first amended closing provided us with $0.5 million of additional funding. As of April 7, 2009 we had cash balances of approximately $0.7 million. The amended agreement also provides YA Global with an option to provide us with up to an additional $0.5 million in additional funding.  Should YA Global not choose provide us with capital financing, as they have in the past; or we do not find alternative sources of financing to fund our operations; or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through April 30, 2009.

We have warrant agreements outstanding which can provide for additional funding depending upon the market value of our common stock. The market value of our stock may not increase to levels where we can force the exercise of enough of our outstanding warrants to generate material operating capital or support the sale of shares underlying such warrants or other funding sources.

If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would be forced to attempt to reduce costs and adjust our business plan, and could be forced to sell certain assets, including but not limited to, our remaining subsidiaries and curtail or cease our operations.

Our management and Board of Directors may be unable to execute their plans to turn around the Company, grow our revenues and achieve profitability and positive cash flows, which could cause us to discontinue our operations.

During 2008 and early 2009 we have made significant changes to strengthen our management team. In June 2008, Mr. Iain A. McCready became our Chief Executive Officer and Chairman of our Board of Directors; in September 2008, Mr. Michael W. Zima became our Chief Financial Officer and Secretary; in January 2009, Ms. Laura Marriott became a Member of our Board of Directors; and in March 2009 Mr. Dean Wood became our Vice President - Business Development. If our management and Board of Directors are unable to attract and retain management to execute our plans, then we may fail to grow our revenues, contain costs and achieve profitability and positive cash flows.

Because our historical financial information is not representative of our future results, investors and analysts will have difficulty analyzing our future earnings potential.

Because we have grown through acquisitions, and disposed of other lines of business, our past operating results reflect the costs of integrating these acquisitions, as well as revenues from operations which have now been sold, and our historical results are not representative of future expected operating results.  We have recognized very sizable charges and expenditures in the past for impairment charges and discontinued operations.  Because these items are not recurring, it is more difficult for investors to predict future results.

We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of internal control over financial reporting.  If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  We have identified material weaknesses in our internal control as of December 31, 2008.  These matters and our efforts regarding remediation of these matters, as well as efforts regarding internal controls generally are discussed in detail in Part II, Item 9A., Controls and Procedures, of this Annual Report. However, as our material weaknesses in our internal controls demonstrate, we cannot be certain that the remedial measures we have taken to date will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future.  Additionally, because the requirements of Section 404 are ongoing and apply for future years, beginning in 2009, our auditors will be required to attest to the adequacy of our assessment and we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future, in addition to those identified as of December 31, 2008. Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes.  Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.  Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We have guaranteed the value of stock issued in connection with prior-year mergers through the registration of the shares, which could result in a material cash liability.

Pursuant to the terms of the merger agreement with 12Snap, we were obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the price at which the shares were valued for purposes of the merger agreement.  At the time the shares became saleable, such obligation amounted to $16.2 million.

On March 19, 2007, we issued 197,620,948 shares valued at $9.4 million as partial settlement of the $16.2 million obligation, leaving a balance of $6.8 million after the stock payment.  Also during 2007, we made payments of $0.5 million and negotiated a reduction of $1.76 million in the obligation, leaving a balance due at December 31, 2007 of $4.5 million in purchase price guarantees, the entire balance of which is currently due and payable. As of December 31, 2008, the balance due increased to $4.6 million and the parties to whom the balance is due have not come forward to claim or otherwise resolve the balance due.

All of our assets are pledged to secure certain debt obligations, which if we fail to repay, could result in the foreclosure upon our assets.

Pursuant to our secured convertible debentures issued to YA Global, in the principal amounts of $7.5 million, $5.0 million, $2.5 million, $1.8 million, $2.4 million, $2.3 million and $0.5 million dated March 27, 2007, August 24, 2006, December 29, 2006, August 24, 2007, July 29, 2008, October 28, 2008 and April 6, 2009, respectively, we were required to secure repayment of the convertible debentures with substantially all of our assets.  In the event we are unable to repay the secured convertible debentures we could lose all of our assets and be forced to cease our operations.  Effective on December 31, 2008, we received a waiver from YA Global, of several events of non-compliance related to the debentures and related financial instruments. However, in the future we could again become non-compliant with the provisions of those instruments and be required to accrue the related penalties. On April 6, 2009, in connection with the amendment of our SPA with YA Global we were granted additional waivers. There can be no assurance that YA Global will continue to grant us waivers for past, present or future events of non-compliance.

There is limited information upon which investors can evaluate our business because the physical-world-to-internet market rapidly changing and developing.

The physical-world-to-internet market in which we operate is a rapidly changing and developed market.  Consequently, we have limited operating history upon which an investor may base an evaluation of our primary business and determine our prospects for achieving our intended business objectives.  To date, we have had limited sales of our physical-world-to-internet products. We are prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in our business plan.  An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history in our primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in new and rapidly evolving markets, such as the physical-world-to-internet space. To address these risks, we must, among other things:

•	maintain and increase our client base;

•	implement and successfully execute our business and marketing strategy;

•	continue to develop and upgrade our products;

•	continually update and improve service offerings and features;

•	respond to industry and competitive developments; and

•	attract, retain and motivate qualified personnel.

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

The issuance of shares of common stock pursuant to the conversion of Series C convertible preferred stock, the conversion of convertible debentures or the exercise of warrants pursuant to our transactions with YA Global will have a dilutive impact on our stockholders.  As a result, our net income or loss per share could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price is, the more shares of common stock we will have to issue pursuant to the conversion of preferred stock or the convertible debentures.  If our stock price is lower, then existing stockholders would experience greater dilution.

Due to the accounting treatment of certain convertible preferred stock and convertible debenture instruments issued by us, a fluctuation in our stock price could have a material impact on our results of operations.

During the years ended December 31, 2008 and 2007, we recognized a loss in the amount of $2.3 million and $7.6 million, respectively, resulting from adjustments recorded to reflect the change in fair value from revaluation of warrants and embedded conversion features in connection with our Series C convertible preferred stock and our convertible debentures.  We adjust the carrying value of these derivative instruments to market at each balance sheet date.  As a result, we could experience significant fluctuations in our net income (loss) in future periods from such charges or credits, based on movements in our share price.

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

A large percentage of our assets are intangible assets, which will have little or no value if our operations are unsuccessful, which could have a materially adverse effect on our business.

At December 31, 2008, approximately 74% of our total assets used in continuing operations were intangible assets and goodwill, consisting primarily of rights related to our patents, other intellectual property, and the excess of the purchase price over the fair value of tangible assets acquired in our purchase of NeoMedia Europe.  If our operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of our stock and the ability of our stockholders to recoup their investments in our stock.

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

Our emerging products and services have limited history and may not result in success, which could have a materially adverse effect on our business.

To date, we have conducted limited marketing efforts directly relating to our emerging technology products.  Many of our marketing efforts with respect to these emerging technologies have been largely untested in the marketplace, and may not result in materially increased sales of these emerging products and services. To penetrate the emerging markets in which we compete, we expect that we will have to exert significant efforts to create awareness of, and demand for, our emerging products and services. To the extent funding is available, we intend to continue to expand our sales and marketing resources as the market continues to mature.  Our failure to further develop our sales and marketing capabilities and successfully market our emerging products and services would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our internally developed systems are inefficient and may put us at a competitive disadvantage, which could have a materially adverse effect on our business.

We use internally developed technologies for a portion of our systems integration services, as well as the technologies required to interconnect our clients’ and customers’ physical-world-to-internet systems and hardware with our own.  As we develop these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems may require a significant amount of customization. Additionally, changes to the underlying operating systems used by our clients may cause us to expend resources to update our systems in order to conform to new or upgraded operating systems. Such client and customer-specific customization, or changes imposed by upgrades to operating systems, is time consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems.

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

Some of the provisions of our Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then-current market price.  On December 10, 1999, our Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date.  The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”.  The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us.  The stockholders rights plan was not adopted in response to any effort to acquire control of us at the time of adoption.  This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us.  Certain stockholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

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

Certain of our proprietary technology allows for the storage of demographic data from our users.  In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding internet users. This directive may limit our ability to collect and use information collected by our technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain internet companies of personal information. We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2008, we had leases on two facilities, our corporate headquarters in Atlanta, Georgia, and NeoMedia Europe’s office in Würseln, Germany.

Our principal executive, development and administrative office is located in Atlanta, Georgia.  We occupy approximately 10,025 square feet under the terms of a written lease from an unaffiliated party which expires on September 29, 2011, with monthly rent totaling approximately $15,500.

NeoMedia Europe is operated from a facility in Würseln, Germany, where approximately 4,400 square feet are leased under the terms of a written lease which expires on September 30, 2010, with monthly rent totaling approximately $6,000.

ITEM 3. Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions are unlikely to have a material adverse effect on our financial position or operating results.

Electronic Frontier Foundation - In October 2007, we received a communication from the United States Patent and Trademark Office (USPTO) stating that a request by the Electronic Frontier Foundation for Ex-Parte Reexamination of the ‘048 Patent had been granted. The reexamination was terminated in favor of NeoMedia when the U.S. Patent and Trademark office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate on February 17, 2009, which indicated allowability of the pending claims of the ‘048 Patent.

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

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Currently the case has been stayed due to the reexamination of the ‘048 Patent (see Electronic Frontier Foundation, above). Based on the USPTO’s recent Notice of Intent to Issue Ex Parte Reexamination Certificate, we have provided the court with a joint summary status of the case.  We are now awaiting a status hearing date.

Rothschild Trust Holdings, LLC – On September 19, 2008, we were served a complaint by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009 we filed an answer to the complaint, and no discovery has taken place to date. We believe the complaint is without merit.

Scanbuy and Marshall Feature Recognition, LLC – On or around December 19, 2008, we received a complaint filed in the Eastern District of Texas by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) alleging infringement of certain patents. On January 8, 2009, we filed an answer denying infringement and asserting that the patents of Scanbuy and MFR are invalid. We believe the complaint is without merit.

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008 we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages of approximately $2.2 million from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint and investment by us and YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. At this time we are unable to determine a probable outcome in this matter.

Federal Aviation Administration - On November 25, 2008 we settled the outstanding claim in this matter for $7,500.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “NEOM.OB”. As of December 31, 2008, we had 1,371,904,960 common shares outstanding.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the Over-the-counter Bulletin Board:

	2008		2007
	High	Low	High	Low
First quarter	$0.0130	$0.0065	$0.0600	$0.0400
Second quarter	$0.0075	$0.0020	$0.0700	$0.0300
Third quarter	$0.0109	$0.0020	$0.0300	$0.0200
Fourth quarter	$0.0030	$0.0011	$0.0300	$0.0100

The following table presents certain information with respect to our equity compensation plans as of December 31, 2008:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	99,736,856	$0.02	112,287,295

Equity compensation plans
not approved by security holders	-	-	-

Total	99,736,856	$0.02	112,287,295

We have five stock option plans, the 2005 Stock Option Plan (the “2005 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), 2003 Stock Incentive Plan (the “2003 Incentive Plan”), the 2002 Stock Option Plan (the “2002 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), collectively referred to as the “Option Plans”.  Options issued under these Option Plans have a term of 10 years.  Options may be granted with any vesting schedule as approved by the stock option committee, but generally the vesting periods range from 0 to 5 years.  Common shares required to be issued upon the exercise of stock options would be issued from our authorized and unissued shares.

Performance Graph

Not required for smaller reporting company.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 21, 2008 we issued 216,465 shares of our common stock to SKS Consulting of South Florida, Corp. (“SKS”) as partial payment for consulting services provided by Mr. George G. O’Leary who is also a member of our Board of Directors. The shares were valued at $0.011 per share, which was the fair value at the time of issuance.

On January 21, 2008 we issued 72,155 shares of our common stock to SKS as partial payment for consulting services provided by Mr. Jay Bonk who is an employee of SKS. The shares were valued at $0.011 per share, which was the fair value at the time of issuance.

On April 17, 2008 we issued 218,937 shares of our common stock to SKS as partial payment for consulting services provided by Mr. George G. O’Leary who is also a member of our Board of Directors. Because the fair value of the shares was less than their par value, the shares were valued at their par value of $0.01 per share.

On April 17, 2008 we issued 72,979 shares of our common stock to SKS as partial payment for consulting services provided by Mr. Jay Bonk who is an employee of SKS. Because the fair value of the shares was less than their par value, the shares were valued at their par value of $0.01 per share.

On December 16, 2008, we issued 1,680,000 shares of common stock to Telegraph Hill Group, LLC as partial payment for the advisory board services of Managing Partner, Mr. Clarence Wesley.  Because the fair value of the shares was less than their par value, the shares were valued at their par value of $0.01 per share.

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

Holders

On April 1, 2009 the closing price of our common stock as reported on the OTCBB was $0.0321 per share and there were approximately 13,300 shareholders of record.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not declared or paid any cash dividends and do not foresee paying any cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

Not required for smaller reporting company.

ITEM 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia provides the infrastructure to make mobile barcode scanning and its associated commerce easy, universal, and reliable – worldwide. Our barcode ecosystem products including mobile barcode reading software, NeoReader, reads and transmits data from 1D and 2D barcodes to its intended destination. Our Code Management (NeoSphere) and Code Clearinghouse (NeoRouter) platforms create, connect, record, and transmit the transactions embedded in the barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably.

In order to provide complete mobile marketing solutions, NeoMedia also offers barcode scanning hardware that reads barcodes displayed on mobile phone screens. NeoMedia provides infrastructure solutions to enable mobile ticketing and couponing programs – including scanner hardware and system support software for seamless implementation.

This technology is supported by our patents. In addition, NeoMedia has an open standards philosophy designed to make integration and use of the technology easy for handset manufacturers, mobile operators and advertisers; and the user experience safe, reliable and interoperable for consumers.

In 2006, we began divesting our non-core businesses in order to focus our efforts on the area that we believe will deliver the most value - our code-reading business and the related intellectual property. In the fourth quarter of 2006, we disposed of two subsidiaries, Mobot and Sponge. During April 2007, we sold the 12Snap business unit and in October 2007, we completed the sale of our Telecom Services business.  In November 2007, we sold our Micro Paint Repair business unit.  As a consequence of these divestitures, we evaluated our continuing business as one consolidated business for the entire 2007 reporting year.  These divestitures were integral to our turnaround plan and the proceeds received from the sale of our non-core business units have been used to continue with the development of our code-reading business.  A major goal of ours is to provide the industrial and carrier-grade infrastructure to enable reliable, scalable and billable commerce that is customer-focused and drives revenue growth.

During 2008 and early 2009 we have made significant changes to strengthen our management team. In June 2008, Mr. Iain A. McCready became our Chief Executive Officer and Chairman of our Board of Directors; in September 2008, Mr. Michael W. Zima became our Chief Financial Officer and Secretary; in January 2009, Ms. Laura Marriott became a Member our Board of Directors; and in March 2009 Mr. Dean Wood became our Vice President - Business Development.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations has been prepared by management based on our consolidated financial statements, which have been prepared in accordance with US GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, derivative liabilities and contingencies.  Estimates are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

•
Derivative Financial Instruments – We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible preferred stock and convertible debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Derivative financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, equivalent volatility and conversion/redemption privileges.  The use of different assumptions could have a material effect on the estimated fair value amounts.

For certain of our convertible debentures, we have elected not to separately account for the embedded conversion feature as a derivative instrument but to account for the entire hybrid instrument at fair value in accordance with FAS 155 “Accounting for Certain Hybrid Financial Instruments”.  For the remaining convertible debentures and our convertible preferred stock, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF Issues 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”  and 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock”.

•
Financial Instruments and Concentrations of Credit Risk – Our financial instruments consist of cash and cash equivalents, accounts receivable, cash surrender value of life insurance policy, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financing. We believe the carrying values of cash and cash equivalents, accounts receivable, cash surrender value of life insurance policy, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature. Our convertible preferred stock and convertible debentures are either recognized as hybrid financial instruments and carried at fair value in accordance with FAS 155 or are carried at amortized cost, with separate recognition of the fair value of any embedded derivative instrument liabilities, including the conversion feature.  At December 31, 2008, the face value of debentures carried at amortized cost exceeded their carrying amount by approximately $1.1 million. At December 31, 2008 the face value of debentures carried at fair value exceeded their carrying amount by approximately 9.0 million.

•
Revenue Recognition – We derive revenues from the following sources:  (1) license revenues relating to patents and internally-developed software, and (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation.

o
Technology license fees, including Intellectual Property licenses, represent revenue from the licensing of our proprietary software tools and applications products.  We license our development tools and application products pursuant to non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2 “Software Revenue  Recognition” (“SOP 97-2”), as amended, and Statement of Position 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions”.  License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured.  We defer revenue related to license fees for which amounts have been collected but for which revenue has not been recognized in accordance with the above criteria, and recognize that revenue when the criteria are met.

o
Technology service and product revenue, which includes sales of software and technology equipment and service fees is recognized based on guidance provided in SAB 104, “Revenue Recognition in Financial Statements” as amended.  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectability is reasonably assured.  Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract. We defer revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided.  Revenue is then recognized over the matching service period.

•
Valuation of Accounts Receivable – Judgment is required when we assess the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit-worthiness of customers.  If the financial condition of our customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required.  Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance.  Each month we assess the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry.  If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results.  We believe that the current allowance for doubtful accounts receivable is adequate to cover the expected level of uncollectible accounts receivable as of the balance sheet date.  For the years ended December 31, 2008 and 2007, our bad debt recovery was $58,000 and expense was $78,000, respectively.

•
Inventory – Inventories are stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-moving and ongoing products and maintain a reserve for slow-moving and obsolete inventory as well as related disposal costs.  As of December 31, 2008 and 2007, we recorded a reserve for inventory shrinkage and obsolescence of $81,000 and $80,000, respectively.

•
Stock-based Compensation – We record stock-based compensation in accordance with FAS 123(R), “Share-Based Payment”, which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.  We apply the Black-Scholes-Merton option pricing model and recognize compensation cost on a straight-line basis over the vesting periods for the awards.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.

Although the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.  We use an expected stock-price volatility assumption that is based on historical volatilities of our stock, and estimate the forfeiture rates and option life based on historical data of prior options.  Because these assumptions are based on historical information, actual future expenses may differ materially from the current estimates which are based on these assumptions.

•
Contingencies – We are subject to proceedings, lawsuits and other claims related to lawsuits and other regulatory proceedings that arise in the ordinary course of business.  We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of probable losses.  A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue.  We generally accrue attorney fees and interest in addition to an estimate of the expected liability.  We consult with legal counsel and other experts where necessary to assess any contingencies.  The required accrual may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters.

•
Income Tax Valuation Allowance – Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a 100% valuation allowance as December 31, 2008 and 2007.

•
Foreign Currency Translation – the U.S. dollar is the functional currency of our operations, except for our operations at NeoMedia Europe, which use the Euro as their functional currency.  Foreign currency transaction gains and losses are reflected in income. Translation gains and losses arising from translating the financial statements of NeoMedia Europe into U.S. dollars for reporting purposes are included in “Accumulated other comprehensive income (loss).”

Discontinued Operations

Our consolidated financial information presents the net effect of discontinued operations for all periods presented separate from the results of our continuing operations in accordance with FAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

AutoXperience

As of November 30, 2007, we discontinued the operations of AutoXperience.  We retained all liabilities of AutoXperience, including liabilities for taxes arising prior to the closing of the business, employee termination and related expenses, and any contingent liabilities arising prior to the closing date.  As of December 31, 2008, these liabilities have been substantially settled.

During the year ended December 31, 2007, we recognized a loss of $0.9 million from discontinued operations related to AutoXperience.

NeoMedia Micro Paint Repair

On November 15, 2007, we entered into an Asset Purchase Agreement with Micro Paint Holdings Ltd. (“Buyers”), pursuant to which Buyers purchased from us all the assets of NeoMedia Micro Paint Repair, exclusive of the assets of AutoXperience.

The total selling price for the assets was $2.2 million, of which $1.5 million in cash and $0.2 million in stock of Buyers was received at closing.  The remaining purchase price of $0.5 million was held in escrow pending the settlement of post-closing items. The escrow amount was partially settled in 2008 as an accommodation for several post closing items including an allowance for damaged inventory related to the sale. However, $0.2 million was determined to be uncollectible and reserved in 2008. This reserve was included in our loss from discontinued operations for the year ended December 31, 2008. At September 30, 2007, in accordance with FAS 144, we analyzed the undiscounted cashflows from the Micro Paint asset group compared to its carrying values, and determined that an impairment of $0.6 million was required in order for the remaining carrying value of the net assets to equal the anticipated sale proceeds.  The entire write-down was applied to goodwill, leaving a balance of $0.5 million in goodwill.  At the time of the sale, we recognized a net loss of $0.5 million, net of transaction costs in connection with the sale, which was recorded as a loss on disposal of subsidiaries in the Consolidated Statement of Operations for the year ended December 31, 2007.  The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $1.4 million, consisting of $1.9 million in goodwill and other intangibles, net of amortization, $0.3 million of other assets, offset by $0.3 million of deferred revenue and $0.5 million in cumulative currency translation adjustments. During the year ended December 31, 2008 we recognized a loss from discontinued operations of $258,000 for various incidental and wind-down expenses related to NeoMedia Micro Paint Repair.

On November 25, 2008 we settled a claim brought by the Federal Aviation Administration related to a spillage of a small quantity of MPR’s products in 2007 for $7,500. This settlement was included in our loss from discontinued operations in 2008.

NeoMedia Telecom Services

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

12Snap

On April 4, 2007, we entered into an Asset Purchase Agreement with Bernd Michael, a private investor and former shareholder of 12Snap prior to our acquisition of 12Snap, pursuant to which Mr. Michael purchased from us 90% of the assets of 12Snap, and we retained a 10% ownership of 12Snap, subject to an option agreement pursuant to which we had the right to sell and Mr. Michael had the right to acquire the remaining 10% stake held by us for a purchase price of $0.8 million after December 31, 2007.  We exercised this option and realized these proceeds on January 28, 2008.

The total fair value of the proceeds received for the assets was $4.6 million, of which $1.0 million cash was paid directly to and applied to amounts owed to a group of former shareholders of 12Snap, $0.6 million cash was received by us, $1.8 million of guarantee purchase price obligations were waived, 7,750,857 shares of NeoMedia stock valued at $0.4 million was returned to us and retired, and we retained a 10% ownership interest in 12Snap valued at $0.8 million.  As a result of the sale, we recognized a net loss of $2.7 million, net of transaction costs in connection with the sale, which was recorded as a loss on disposal of subsidiaries in the Consolidated Statement of Operations for the year ended December 31, 2007.  The carrying amounts of assets and liabilities disposed of in relation to this sale totaled approximately $7.3 million, consisting of $5.8 million of intangibles, net of amortization and $1.5 million of other assets.  During the year ended December 31, 2008 we recognized a loss from discontinued operations of $65,000 for various incidental and wind-down expenses related to 12 Snap. At December 31, 2008, we have a continuing purchase price obligation of $4.6 million related to our original purchase of 12Snap.

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

	Year Ended December 31,
	2008	2007
	(in thousands)	(in thousands)

Net sales	$1,046	$1,864
Cost of sales	1,257	1,431
Gross profit (deficit)	(211)	433

Sales and marketing expenses	2,177	2,582
General and administrative expenses	5,406	7,082
Research and development costs	1,997	1,857
Impairment charge	271	3,065

Operating loss	(10,062)	(14,153)

Gain on extinguishment of debt	2,405	347
Gain (loss) from change in fair value of hybrid financial instruments	3,562	(7,824)
Loss from change in fair value of derivative financial instruments	(2,339)	(7,640)
Other interest expense, net	(1,262)	(2,634)

Loss from continuing operations	$(7,696)	$(31,904)

Loss per share from continuing operations,
basic and diluted	$(0.01)	$(0.03)

The loss from continuing operations for the year ended December 31, 2008 was $7.7 million, or $0.01 per share basic and diluted, on revenues of $1.0 million.  This compares to a loss from continuing operations for the year ended December 31, 2007 of $31.9 million, or $0.03 per share basic and diluted, on revenues of $1.9 million.

Revenues

	Year Ended December 31,
	2008	2007
	(in thousands)

Hardware sales	$320	$593
Lavasphere revenue	153	494
Patent licensing	52	85
Legacy product revenue	345	456
Other revenue	176	236
Total net sales	$1,046	$1,864

Year Ended December 31, 2008 Compared With the Year Ended December 31, 2007

Net Sales. Total revenues for the year ended December 31, 2008 were $1.0 million, which represented a decrease of 0.8 million, or 43.9%, from $1.9 million for the year ended December 31, 2007.The decrease in our revenues was primarily due to our focus on development and rollout of our products and services to support the emerging barcode ecosystem which is being defined by bodies such as the Open Mobile Alliance, Ltd. (the “OMA”), the Global System for Mobile Communications Association (the “GSMA”) and the Cellular Telephone Industries Association (the “CTIA”). We believe this focus will deliver the most value in the future. Hardware sales were also affected by decreased sales of our older products in anticipation of the new and improved product lines introduced late in 2008. This anticipation of our new hardware products also reduced selling prices as we sold the remaining supplies of older models. Lavasphere revenue, which tends to be project based, decreased due to decreases in client specific software development. Legacy product revenues declined consistent with the lifecycle of these products.

Cost of Sales. Cost of sales was $1.3 million for the year ended December 31, 2008 compared with $1.4 million for the year ended December 31, 2007, a decrease of $0.1 million, or 12.2%.  Cost of sales for NeoMedia Europe, related to our hardware products, was $0.3 million and $0.4 million in the years ended December 31, 2008 and 2007, respectively. Amortization costs related to our patents, and the proprietary software of NeoMedia Europe were $1.0 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.

Sales and Marketing.  Sales and marketing expenses were $2.2 million for the year ended December 31, 2008, compared with $2.6 million for the year ended December 31, 2007, a decrease of $0.4 million or 15.7%. Sales and marketing expenses declined due to scaling back our sales and marketing efforts while reorganizing our business strategy to focus on our core technology. Stock based compensation expense allocated to sales and marketing activities was $0.8 million and $0.9 million for the years ended December 31, 2008 and 2007, respectively,

General and Administrative.  General and administrative expenses include expenses related to our executives, human resources, finance and accounting, legal and information technologies. General and administrative expenses were $5.4 million for the year ended December 31, 2008, compared with $7.1 million for the year ended December 31, 2007, a decrease of $1.7 million or 23.7%. Expenses decreased as a result of decreased staffing and reductions in the compensation levels of the remaining employees consistent with the reorganization of our business strategy and the reduction in our professional fees consistent with the simplifying of our operations as a result of the disposals of our subsidiaries. For the years ended December 31, 2008 and 2007, stock based compensation expense allocated to general and administrative expenses was $0.8 and $1.6 million, respectively.

Research and Development.  During the year ended December 31, 2008, expenses for research and development were $2.0 million for the year ended December 31, 2008, compared with $1.9 million for the year ended December 31, 2007, an increase of $0.1 million or 7.5%. Research and development increased slightly as we pushed to complete the development of our upgraded hardware products and complete our barcode ecosystem products. For the years ended December 31, 2008 and 2007, stock based compensation expense allocated to research and development expenses was $0.2 and $0.4 million, respectively.

Impairment Charge. During the years ended December 31, 2008 and 2007, we incurred charges of $0.3 million and $3.1 million, respectively, to write down long-term investments to their estimated net realizable value. In 2008 we determined that our remaining investment in Micro Paint Repair was unrecoverable, and was fully reserved. In 2007 we determined that our investments related to former subsidiaries disposed of in 2007 and early 2008 were not recoverable and these were fully reserved.

Loss from Operations.  In 2008, our loss from operations was reduced to $10.1 million, from $14.2 million in 2007. This improvement of $4.1 million was primarily the result of reductions in our general and administrative expenses of $1.6 million and impairment charges of $2.9 million, offset by a reduction in our gross profit margin of $0.6 million.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $2.4 million and $0.3 million during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we obtained a waiver from YA Global, waiving all outstanding events of non-compliance or default related to our Series C convertible preferred stock and convertible debentures.  The waiver effectively eliminated default interest and liquidated damages due related to certain of the instruments and, as a result, reduced our future anticipated cash flows related to those instruments.  Because that reduction exceeded the threshold prescribed by EITF Issue 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, the modification of the amounts due under these instruments was accounted for as an extinguishment.  The gain on extinguishment of $0.3 million in 2007 was primarily related to the settlement of a claim with a former vendor.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments.  We carry certain of our convertible debentures at fair value, in accordance with FAS 155 and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments.  In 2008, our liability related to these hybrid instruments declined, primarily as a result of the decline in the value of our common stock, and we recorded a gain of $3.6 million.  In 2007, we recognized a loss of $7.8 million, as the fair value of the liability increased.

Other Interest Expense, net. Other interest expense was $1.3 million and $2.6 million during the years ended December 31, 2008 and 2007, respectively. Other interest expense consists of interest charges related to convertible debentures that are not carried at fair value under FAS 155, interest accrued for creditors as part of financed purchases, past due balances and notes payable, net of interest earned on cash equivalent investments and a waiver of previously accrued liquidation damages related to certain registration rights agreements.

Loss from Change in Value of Derivative Financial Instruments.  For our Series C convertible preferred stock, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments, together with our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value.  The loss related to changes in the fair value of these derivative financial instruments was $2.3 million and $7.6 million for the years ended December 31, 2008 and 2007, respectively.

Loss from Continuing Operations.  As a result of the above, our loss from continuing operations was reduced to $7.7 million in 2008, from $31.9 million in 2007.  This improvement of $24.2 million reflects the $4.1 million improvement in our loss from operations and a reduction in our losses and other costs related to our financing and related derivative instruments of $20.1 million.

Loss from Discontinued Operations.  The operations of MPR, 12Snap, Telecom Services, Sponge and Mobot, all of which were disposed of in 2007, have been classified as discontinued operations for all periods presented in this Annual Report on Form 10-K. For the years ended December 31, 2008 and 2007, we recognized losses from these discontinued operations of $0.3 million and $2.1 million, respectively. In 2008 our losses consisted primarily of a reserve to write down the uncollectable portion of an escrow account related to MRR and other incidental expenses to wind-down these businesses.

Loss on Disposal of Subsidiaries.  During the year ended December 31, 2007, we recognized a loss on the disposal of our 12Snap, Telecom Services, and MPR subsidiaries in the amount of $6.6 million, representing the difference between the fair value of the consideration received (as it was a better indicator of fair value) and the carrying value immediately prior to sale.

Liquidity and Capital Resources

	Year Ended December 31,
	2008	2007
	(in thousands)

Cash and cash equivalents	$1,259	$1,415

Net cash used in operating activities	$(6,678)	$(8,268)
Net cash provided by (used in) investing activities	631	(371)
Net cash provided by financing activities	5,786	7,283
Effect of exchange rate changes on cash from continuing operations	105	(42)
Net decrease in cash	$(156)	$(1,398)

Going Concern

We have historically incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net loss for the years ended December 31, 2008 and 2007 was $8.0 million and $40.6 million, respectively and net cash used by operations during the same years was $6.7 million and $8.3 million, respectively.  We also have an accumulated deficit of $211.3 million and a working capital deficit of $68.2 million as of December 31, 2008. We also have a continuing obligation as of December 31, 2008 of $4.6 million relating to a purchase price guarantee associated with our prior acquisition of 12Snap (which we subsequently sold).

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain operations for the next twelve months.  We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. We do not have any commitments for funding. Should YA Global not choose provide us with capital financing, as they have in the past; or we do not find alternative sources of financing to fund our operations; or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through April 30, 2009.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

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

2008 Summary

During the year ended December 31, 2008, we funded our liquidity requirements through a combination of cash resources, including borrowing under convertible debt instruments and notes payable, and the proceeds related to the sale of our non-core subsidiaries.

As of December 31, 2008, we had $1.3 million in cash and cash equivalents, a reduction of $0.1 million from the $1.4 million balance as of December 31, 2007.

Cash used by operating activities during the year ended December 31, 2008 was $6.7 million.  Cash provided by investing activities was $0.6 million.  Cash provided by financing activities was $5.8 million. resulting from convertible debt instruments.

Recent Events

On February 17, 2009, we received notice of a favorable determination from the reexamination of the ‘048 Patent. This ruling strengthens our position in pending litigation and in negotiations with potential customers and parties which may be perceived as infringing on our patents and related technology.

During the first quarter of 2009, we have billed revenues for our first paid barcode ecosystem advertising campaigns. We received a favorable response from the agencies / brands who were our customers in these campaigns and are in the process of developing additional campaigns with these and other customers.

On March 2, 2009, we hired a full time Vice President - Business Development to drive our sales process forward and to realize the potential of our barcode ecosystem product line.

On March 24 and 25, 2009, the share price of our common stock had increased to the extent that two former employees who were holding unexpired and vested stock options were able to exercise a portion of their options. These exercises resulted in cash proceeds to us of approximately of $0.1 million.

On March 31, 2009 we implemented a plan to reduce our costs. These steps included lay-offs of several positions; the conversion of certain full-time positions to part-time or contractor status; reductions in salaries and in the fees paid to our Board of Directors; the indefinite deferral of all bonus payments; the implementation of additional controls on travel costs; and the elimination of certain other costs.

On April 6, 2009, we issued debentures to YA Global in connection with the First Amended Third Closing of the July 29, 2008 Securities Purchase Agreement with YA Global. This provided us with $0.5 million of additional funding. As of April 7, 2009 we had cash balances of approximately $0.7 million. YA Global has an option to provide us with up to an additional $0.5 million in additional funding on May 1, 2009.

Significant Liquidity Events

Sale of Put Option for 12Snap. On January 28, 2008, we exercised a put option related to 12Snap whereby we sold our remaining 10% ownership of 12Snap to Bernd Michael, a private investor and former shareholder of 12Snap prior to our acquisition of 12Snap.  The option agreement gave us the right to sell and Mr. Michael had the right to acquire the remaining 10% stake held by us for a purchase price of $0.8 million after December 31, 2007.  This resulted in net proceeds of $0.8 million to us in January 2008.

Sale of Debentures to YA Global.  On July 29, 2008, we entered into a Securities Purchase Agreement (“SPA”) in the amount of $8,650,000 with YA Global. Under the SPA, YA Global agreed to purchase secured convertible debentures, subject to our meeting certain milestones, which were designed to fund the Company’s business plan to bring our products to market over approximately an 18 month period of time. The first debenture under the SPA was issued on July 29, 2008, in the amount of $2.325 million, and the second debenture under the SPA was issued on October 28, 2008, also in the amount of $2.325 million.

On April 6, 2009 the SPA was amended. The Amendment Agreement revised YA Global’s funding commitment to $0.5 million, payable upon closing,  plus an option to fund an additional $0.5 million on May 1, 2009, at the sole discretion of YA Global.

Limitations and Obligations Imposed in Connection with Convertible Debentures. Pursuant to security agreements between us and YA Global signed in connection with the convertible debentures, YA Global  has a security interest in all of our assets. Additionally, pursuant to the terms of the investment agreement between us and YA Global signed in connection with the Series C convertible preferred stock sale, we cannot

•	enter into any debt arrangements in which YA Global is not the borrower,

•	grant any security interest in any of our assets, or

•	grant any security below market price.

During 2007 and 2008, and through April 6, 2009, we have issued convertible debentures with an aggregate face amount of $16.7 million to YA Global and we have incurred both cash and non-cash costs associated with those financing arrangements. We issued to YA Global an aggregate of 707,500,000 warrants and paid cash fees to them from the proceeds of the debentures of approximately $1.7 million.  In addition, approximately $1.7 million of the proceeds were used to settle interest and liquidated damages outstanding related to existing obligations to YA Global.

In the event that (i) our stock price does not increase to levels where we can force exercise of enough of our outstanding warrants to generate material operating capital, (ii) the market for our stock will not support the sale of shares underlying our warrants or other funding sources, or (iii) we do not realize a material increase in revenue during the next 12 months, we will have to seek additional cash sources.  There can be no assurances that such funding sources will be available. We do not have any commitments for funding. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan, and could be forced to sell certain of our assets, including our remaining subsidiaries and reduce or cease our operations.

Contractual Obligations

We are party to various commitments and contingencies, such as:

•	We and our subsidiaries lease office facilities and certain office and computer equipment under various operating leases,
•	We are party to various payment arrangements with our vendors that call for fixed payments on past due liabilities,
•	We are party to various consulting agreements that carry payment obligations into future years,
•	We hold notes payable to certain vendors that mature at various dates in the future,
•	We issued convertible debentures with outstanding face values of $23.2 million that are subject to conversion at future dates.

The following table sets forth our future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Operating leases	$264	$249	$129	$3	$-	$-	$645
Vendor and consulting
agreements	253	30	-	-	-	-	283
Notes payable	50	-	-	-	-	-	50
Subsidiary acquisition
commitments	4,614	-	-	-	-	-	4,614
Convertible debentures	9,234	13,967	-	-	-	-	23,201
Total	$14,415	$14,246	$129	$3	$-	$-	$28,793

As of December 31, 2008, we had a continuing liability of $4.6 million relating to a purchase price guarantee obligation associated with our original acquisition of 12Snap (which entity we have subsequently disposed of).  If our stock price, at the time the shares we issued for the acquisition of 12Snap were registered for sale or otherwise became saleable, was less than the contractual price ($0.3956), we were obligated to compensate the sellers in cash for the difference between the price at the time the shares become saleable and the relevant contractual price.  The shares became saleable during the first quarter of 2007 and at December 31, 2006, we accrued the amount payable under this obligation of $16.2 million.  During the first quarter of 2007, we issued 197,620,948 shares of our common stock in satisfaction of $9.4 million of the purchase price guarantee obligation, leaving a remaining obligation of $6.8 million.  As part of the sale of 12Snap back to the original owners in April 2007, we negotiated a reduction of $1.8 million in this guarantee obligation.  Additionally, we paid $0.5 million during the year ended December 31, 2007 to further reduce this obligation to $4.5 million. During 2008, we have not made any additional payments but have accrued interest on the obligation, resulting in a balance at December 31, 2008 of $4.6 million.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, (the “FASB”) issued FAS No. 157, “Fair Value Measurements”.  FAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  FAS 157 became effective for the Company as of January 1, 2008 for financial assets and financial liabilities within its scope and it did not have a material impact on our consolidated financial statements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2.  The Company is currently assessing the impact, if any, of FAS 157 and FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  FAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings.  The objective of FAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities.  FAS 159 became effective for the Company as of January 1, 2008. The Company has not elected to apply the fair value option to any of its financial assets or financial liabilities, other than certain of the Company’s convertible debenture obligations, which are carried at fair value in accordance with FAS 155.

In December 2007, the FASB issued FAS No. 141(R) (Revised 2007), “Business Combinations”.  FAS 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS No. 141(R) became effective for the Company on January 1, 2009.  The impact of the standard on the Company’s financial position and results of operations will depend on whether any acquisitions are consummated after the standard became effective.

In December 2007, the FASB issued FAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  FAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. This Statement became effective for the Company as of January 1, 2009 and will not have any effect on the Company’s financial statements.

 In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. These disclosures include how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under existing accounting pronouncements and related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for years beginning after November 15, 2008. We do not expect that FAS 161 will have any significant effect on our consolidated financial statement disclosures.

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP.  Although this statement formalizes the sources and hierarchy of US GAAP within the authoritative accounting literature, it does not change the accounting principles that are already in place.  FAS 162 had no affect on the Company’s financial statements.

In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”. FAS 163, which is effective for fiscal years beginning after December 15, 2008, is not expected to have any effect on our financial statements.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks which exist as part of our ongoing business operations.  We currently do not engage in derivative and hedging transactions to mitigate the effects of the risks below.  In the future, we may enter into foreign currency forward contracts to manage foreign currency risk.

Interest Rate Risk.  Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates could affect the interest paid on our borrowings and/or earned on our cash and cash equivalents.  Based on our overall interest rate exposure at December 31, 2008, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our current debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations; however, changes in interest rates may increase our cost of borrowing in the future.

Investment Risk.  As of December 31, 2008, we do not have material amounts invested in other public or privately-held companies and therefore there is minimal associated investment risk with our investment portfolio.

Foreign Currency Risk.  We conduct business internationally in two currencies, and as such, are exposed to adverse movements in foreign currency exchange rates.  Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of our NeoMedia Europe subsidiary into U.S. dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations.

ITEM 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such financial statements, the Company has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A

Tampa, FL
April 14, 2009

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,259	$1,415
Trade accounts receivable, net of allowance for doubtful
accounts of $0 and $78, respectively	102	58
Other receivables	-	225
Inventories, net of allowance for obsolete & slow-moving
inventory of $81 and $80 respectively	117	198
Prepaid expenses and other current assets	544	196
Assets held for sale	-	159
Total current assets	2,022	2,251

Property, equipment and leasehold improvements, net	79	85
Goodwill	3,418	3,418
Proprietary software, net	2,738	3,413
Patents and other intangible assets, net	2,293	2,608
Cash surrender value of life insurance policies	508	747
Other long-term assets	430	1,002
Total assets	$11,488	$13,524

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$134	$309
Liabilities held for sale	-	13
Taxes payable	7	-
Accrued expenses	5,787	6,015
Deferred revenues and customer prepayments	403	669
Notes payable	50	44
Accrued purchase price guarantee	4,614	4,549
Deferred tax liability	706	706
Derivative financial instruments - warrants	1,189	4,834
Derivative financial instruments - debentures payable	26,256	19,817
Debentures payable at amortized cost	11,227	7,500
Debentures payable at fair value	19,892	23,199
Series C convertible preferred stock, $0.01 par value, 30,000 shares authorized, 20,097 shares issued and outstanding,
liquidation value of $20,097	-	20,097
Total current liabilities	70,265	87,752

Commitments and contingencies (Note 13)

Series C convertible preferred stock, $0.01 par value, 30,000 shares authorized, 19,144 shares issued and outstanding,
liquidation value of $19,144	19,144	-

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 1,375,056,229 and
1,025,295,693 shares issued and 1,371,904,960 and 1,022,144,424 outstanding,
respectively	13,719	10,221
Additional paid-in capital	120,430	118,427
Accumulated deficit	(211,305)	(201,565)
Accumulated other comprehensive loss	14	(532)
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ deficit	(77,921)	(74,228)
Total liabilities and shareholders’ deficit	$11,488	$13,524

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007

Net sales	$1,046	$1,864
Cost of sales	1,257	1,431
Gross profit (deficit)	(211)	433

Sales and marketing expenses	2,177	2,582
General and administrative expenses	5,406	7,082
Research and development costs	1,997	1,857
Impairment charge	271	3,065

OPERATING LOSS	(10,062)	(14,153)

Gain on extinguishment of debt	2,405	347
Gain (loss) from change in fair value of hybrid financial instruments	3,562	(7,824)
Loss from change in fair value of derivative financial instruments	(2,339)	(7,640)
Other interest expense, net	(1,262)	(2,634)

LOSS FROM CONTINUING OPERATIONS	(7,696)	(31,904)

DISCONTINUED OPERATIONS (Note 3)
Loss from operations of discontinued operations	(323)	(2,121)
Loss on disposal of subsidiaries	-	(6,610)
LOSS FROM DISCONTINUED OPERATIONS	(323)	(8,731)

NET LOSS	(8,019)	(40,635)

Dividends on convertible preferred stock	(1,571)	(1,696)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(9,590)	(42,331)

Comprehensive Loss:
Net loss	(8,019)	(40,635)
Other comprehensive loss:
Marketable securities	442	(195)
Foreign currency translation adjustment	104	373

COMPREHENSIVE LOSS	$(7,473)	$(40,457)

Loss per share from continuing operations - basic and diluted	$(0.01)	$(0.03)
Loss per share from discontinued operations - basic and diluted	$-	$(0.01)
Net loss per share - basic and diluted	$(0.01)	$(0.04)
Loss per share attributable to common shareholders - basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares--basic and diluted	1,167,856,338	1,023,816,862

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries`
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Compre-hensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Shareholders' Equity (Deficit)
Balance, December 31, 2006	637,591,747	$6,376	$101,911	$(710)	$(160,930)	201,230	$(779)	$(54,132)
Adjustment of prior year accrual of dividends
on Series C Convertible Preferred Stock	-	-	34	-	-	-	-	34
Shares issued upon conversion
of Series C convertible preferred stock	94,096,543	941	1,606	-	-	-	-	2,547
Exercise of stock options	1,639,444	16	-	-	-	-	-	16
Stock based compensation expense	2,901,438	29	4,626	-	-	-	-	4,655
Fair value of shares issued to pay liabilities	28,854,685	289	411	-	-	-	-	700
Fair value of shares issued under make whole
provisions for NeoMedia Europe & 12Snap	258,620,948	2,586	10,135	-	-	-	-	12,721
Fair value of shares returned to the Company
in connection with sale of 12Snap	(7,750,857)	(78)	(364)	-	-	-	-	(442)
Fair value of shares issued under disposition
agreement of Micro Paint Repair	6,190,476	62	68	-	-	-	-	130
Comprehensive loss - foreign currency
translation adjustment	-	-	-	373	-	-	-	373
Comprehensive loss - unrealized loss
on marketable securities	-	-	-	(195)	-	-	-	(195)
Net Loss	-	-	-	-	(40,635)	-	-	(40,635)
Balance, December 31, 2007	1,022,144,424	$10,221	$118,427	$(532)	$(201,565)	201,230	$(779)	$(74,228)
Shares issued upon conversion
of Series C convertible preferred stock	347,500,000	3,475	172	-	-	-	-	3,647
Deemed Dividend on Conversion
of Series C convertible preferred stock	-	-	-	-	(1,721)	-	-	(1,721)
Stock based compensation expense	-	-	1,831	-	-	-	-	1,831
Fair value of shares issued to pay liabilities	2,260,536	23	-	-	-	-	-	23
Comprehensive income - foreign currency
translation adjustment	-	-	-	104	-	-	-	104
Comprehensive income - realized
on marketable securities	-	-	-	442	-	-	-	442
Net Loss	-	-	-	-	(8,019)	-	-	(8,019)
Balance, December 31, 2008	1,371,904,960	$13,719	$120,430	$14	$(211,305)	201,230	$(779)	$(77,921)

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Loss from continuing operations	(7,696)	(31,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,083	1,141
Gain on sale of assets	(4)	-
Impairment charge	271	3,065
Gain on early extinguishment of debt	(2,405)	(347)
Change in fair value from revaluation of warrants and embedded conversion features	2,339	7,640
Stock-based compensation expense	1,831	2,993
Interest expense related to convertible debt	(2,301)	8,605
Decrease in value of life insurance policies	239	116

Changes in operating assets and liabilities
Trade and other accounts receivable	181	609
Inventories	81	(118)
Prepaid expenses and other current assets	(189)	(471)
Accounts payable and accrued liabilities	158	309
Deferred revenue and other current liabilities	(266)	94
Net cash used in operating activities	(6,678)	(8,268)

Cash Flows from Investing Activities:
Cash received from sale of (paid to acquire) CSI International, Inc., Mobot, Inc., Sponge Ltd.,
NeoMedia Europe AG, and 12Snap AG, net of cash acquired	-	1,100
Proceeds from sale of investments	751	-
Acquisition of property and equipment	(75)	(15)
Acquisition of patents and other intangible assets	(12)	(30)
Advances to discontinued subsidiaries Micro Paint Repair, 12Snap, Telecom Services, Mobot, and Sponge	(33)	163
Payment of purchase price guarantee obligations	-	(2,260)
Amounts received (issued) under notes receivable	-	671
Net cash used in investing activities	631	(371)

Cash Flows from Financing Activities:
Borrowing under notes payable and convertible debt instruments,
net of fees of $681 in 2008 and $981 in 2007	5,786	8,253
Repayments on notes payable and convertible debt instruments	-	(986)
Preferred stock conversions and deemed dividends on preferred conversion	-	-
Net proceeds from exercise of stock options and warrants	-	16
Net cash provided by financing activities	5,786	7,283

Effect of exchange rate changes on cash for continuing operations	105	(42)

Net Increase (Decrease) in cash and cash equivalents from continuing operations	(156)	(1,398)

Cash and cash equivalents, beginning of period	1,415	2,813
Cash and cash equivalents, end of period	1,259	1,415

Supplemental cash flow information:
Interest paid during the period	35	638
Unrealized gain (loss) on marketable securities	-	(195)
Fair value of shares issued to satisfy purchase price guarantee obligations	-	12,721
Fair value of shares issued to satisfy debt guarantee obligation	-	700
Deemed dividend on Series C Convertible Preferred Stock	1,721	1,696
Series C Convertible Preferred Stock converted to common stock	3,647	2,547

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1 - General

Business - NeoMedia utilizes the mobile phone by leveraging barcodes (printed symbols) as a seamless mechanism to link Brands, advertisers, carriers, retailers and consumers using the power of the mobile internet.

With our barcode ecosystem technology, NeoMedia transforms mobile phones with cameras into barcode scanners which provide instant access to mobile web content whenever a barcode is scanned. A barcode makes any medium immediately interactive – the code links consumers to the multimedia capability of the mobile Web. Combining this technology with analytics and reporting capabilities improves the way advertisers market to mobile consumers.

NeoMedia provides the infrastructure to facilitate mobile barcode scanning and its associated commerce worldwide. Our mobile barcode ecosystem software reads and transmits data from 1D and 2D barcodes to its intended destination. Our code management and clearinghouse platforms create, connect, record, and transmit the transactions embedded in the barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably.

In order to provide complete mobile marketing solutions, NeoMedia also offers barcode scanning hardware that reads barcodes displayed on mobile phone screens. NeoMedia provides infrastructure solutions to enable mobile ticketing and couponing programs – including scanner hardware and system support software for seamless implementation.

This technology is supported by our patents. In addition, NeoMedia has an open standards philosophy designed to make integration and use of the technology easy for handset manufacturers, mobile operators and advertisers; and the consumer’s experience safe, reliable and interoperable.

Going Concern – We have historically incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern.  Net loss for the years ended December 31, 2008 and 2007 was $8.0 million and $40.6 million, respectively and net cash used by operations during the same years was $6.7 million and $8.3 million, respectively.  We have an accumulated deficit of $211.3 million and a working capital deficit of $68.2 million as of December 31, 2008. We also have a continuing obligation as of December 31, 2008 of $4.6 million relating to a purchase price guarantee associated with our prior acquisition of 12Snap (which we subsequently sold).

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months.  We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should YA Global Investments, L.P (“YA Global”) not choose provide us with capital financing,as they have in the past; or we do not find alternative sources of financing to fund our operations; or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through April 30, 2009.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

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

(1)
Technology license fees, including Intellectual Property licenses, represent revenue from the licensing of our proprietary software tools and applications products.  We license our development tools and application products pursuant to non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by The American Institute of Certified Public Accountants, Statements of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended, and SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions.”  License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured.  We defer revenue related to license fees for which amounts have been collected but for which revenue has not been recognized in accordance with the above criteria, and we recognize that revenue when the criteria are met

(2)
Technology service and product revenue, which includes sales of software and technology equipment and service fees is recognized based on guidance provided in  The Securities and Exchange Commission, Staff Accounting Bulliten (“SAB”) 104,  “Revenue  Recognition  in Financial Statements,” as amended.  Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectability is reasonably assured.  Service revenues including maintenance fees for providing system updates for software products, user documentation and technical support are recognized over the life of the contract.  We defer revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided.  Revenue is then recognized over the matching service period.

(3)
We recognize shipping and handling costs at the time of invoice. All associated transportation and handling costs for products shipped are borne by the customer and provided for as cost of sales. All shipping and handling charges are recognized as part of revenue recognition at the time of invoicing.

(4)
We recognize tax billings related to our sales revenue at the time of invoicing. The customer is responsible for paying all associated taxes to us in connection with the sale as part of the terms and conditions of the sales invoice. Taxes on billings in connection with invoices are paid to the corresponding taxing authority directly by us and recovered from the customer upon payment of the customer invoice.

(5)
When sales transactions include multiple deliverables or shipments, we recognize revenue on only that part of the transaction that has been shipped to the customer. Revenue on subsequent shipments as part of an original order or deliverable, is recognized upon each new shipment or release of deliverables to the customer.

Basic and Diluted Income (Loss) per Share – Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2008 and 2007, we reported net loss per share, and as such basic and diluted loss per share were equivalent.  We have excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share, assumed conversion of convertible instruments as of the respective dates, were as follows:

	As of December 31,
	2008	2007
Outstanding Stock Options	99,736,856	115,511,747
Outstanding Warrants	1,007,971,000	514,825,000
Convertible debt	26,188,847,382	3,170,695,000
Convertible preferred stock	21,456,650,327	2,166,031,000
	48,753,205,565	5,967,062,747

Comprehensive Income – We report comprehensive income in accordance with FAS 130, “Reporting Comprehensive Income.”  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity.

Derivative Financial Instruments – We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible preferred stock and convertible debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Derivative financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, equivalent volatility and conversion/redemption privileges.  The use of different assumptions could have a material effect on the estimated fair value amounts.

For certain of our convertible debentures, we have elected not to separately account for the embedded conversion feature as a derivative instrument but to account for the entire hybrid instrument at fair value in accordance with FAS 155.  For the remaining convertible debentures and our convertible preferred stock, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FAS 133 and EITF Issues 00-19 and 07-5.

Financial Instruments and Concentration of Credit Risk – Our financial instruments consist of cash and cash equivalents, accounts receivable, cash surrender value of life insurance policy, accounts payable, accrued expenses, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financing. We believe the carrying values of cash and cash equivalents, accounts receivable, cash surrender value of life insurance, accounts payable, accrued expenses, notes payable, and other current liabilities approximate their fair values due to their short-term nature.  Our convertible preferred stock and convertible debentures are either recognized as hybrid financial instruments and carried at fair value in accordance with FAS 155 or are carried at amortized cost, with separate recognition of the fair value of any embedded derivative instrument liabilities, including the conversion feature.  At December 31, 2008, the face value of debentures carried at amortized cost exceeded their carrying amount by approximately $1.1 million.  At December 31, 2008, the face value of debentures carried at amortized cost exceeded their carrying amount by approximately $1.1 million. At December 31, 2008 the face value of debentures carried at fair value exceeded their carrying amount by approximately 9.0 million.

Our cash balances are held by a highly rated financial institution. The balances in our accounts often exceed the amounts covered by the insurance obligations of the Federal Deposit Insurance Corporation (“FDIC”). We invest our cash on an overnight basis in a money market fund which invests in highly liquid short-term investments, but is not insured by the FDIC.  Our financial institution participates in the U. S. Department of the Treasury’s Temporary Guarantee Program for Money Market Funds. Through April 30, 2009 approximately $0.6 million of our cash balances are guaranteed under this program. Similarly, our cash balances in our European location, are also deposited and maintained in financial institutions that provide deposit guarantees and are governed by local public law. Our policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area.

Our policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their renewal licenses prior to initiating services. To the extent credit is granted to our customers, all open accounts receivable beyond 90 days are evaluated for recovery, or the need to establish a reserve for potential un-collectability. We do not require collateral.

Accounts Receivable – We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due.  We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts.  Our estimate is based on historical collection experience and a review of the current status of accounts receivable.  Receivables are generally charged off and sent to a collections agency after ninety days past due, unless we believe that collection is reasonably assured.  It is at least reasonably possible that our estimate of the allowance for doubtful accounts will change in the near-term.  At December 31, 2008 and 2007, the allowance for doubtful accounts was $0 and $78,000, respectively. Substantially all of our receivables were collectible trough the issuance date of these financial statements.

Inventories – Inventories are stated at the lower of cost or market and were comprised of barcode-reading equipment at our NeoMedia Europe location.  Cost is determined using the first-in, first-out method.

	As of December 31,
	2008	2007
	(in thousands)
Raw material	$61	$59
Finished goods	137	218
Work in process	-	1
Total	198	278
Less: reserve for slow-moving and obsolete inventory	(81)	(80)
Total Inventory, net of reserves	$117	$198

Goodwill – Goodwill consists of the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. In accordance with FAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is tested for impairment, at least annually, by applying the recognition and measurement provisions of FAS 142, which compare the carrying amount of the asset to its fair value. If impairment of carrying value based on the calculated fair value exists, we measure the impairment through the use of projected discounted cash flows.

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

Evaluation of Long-Lived Assets – We periodically perform impairment tests on each of our intangible assets, which include goodwill, capitalized patent costs, customer base and trademarks, and capitalized and purchased software costs.  In doing so, we evaluate the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected cash flow to be derived from the asset.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment.  Where practicable, we will obtain an independent valuation of intangible assets, and place reliance on such valuation.  Then on an ongoing basis, we use the weighted-average probability method outlined in FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

According to FAS 144, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process outlined in FAS 144 for determining if an impairment charge should be taken: (1) the expected undiscounted cash flows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cash flows are greater than the carrying value, no impairment is taken, but if the expected undiscounted cash flows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cash flows.  The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes.  In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.  For purposes of discounting cash flows we use a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested.

We recognized impairment charges of $0.3 million and $3.1 million during the years ended December 31, 2008 and 2007, respectively as a result of writing down the carrying value of our long-term investments to their net realizable value.

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

Furniture and fixtures	7 years
Equipment	3 - 5 years

Fair-valued Financial Instruments – Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. The most significant application is in connection with our Convertible Preferred Stock, Convertible Debentures and Warrants, where we determine the fair value of certain hybrid instruments carried at fair value under FAS 155 and certain derivative liabilities which are recorded at fair value under FAS 133. See Note 5 for further information regarding the accounting treatment of our financing instruments.  In applying FAS 157 to the determination of fair values, we do not believe that the amounts would have been materially different than those reflected in our consolidated financial statements under previous standards.

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

Stock Based Compensation – FAS 123R “Share-Based Payment”, requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.

We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options.  In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.  Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment which make them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on historical volatilities of the underlying stock which is obtained from public data sources.  With regard to the weighted-average option life and forfeiture rate assumptions, we consider the behavior of past grants.

Income Taxes – We account for income taxes under the provisions of FAS 109, “Accounting for Income Taxes”, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have recorded a 100% valuation allowance as of December 31, 2008 and 2007.

Beginning January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 10 to our Consolidated Financial Statements for discussions of our implementation of FIN 48.

Translation of Foreign Currency – The U.S. dollar is the functional currency of our operations, except for our operations at NeoMedia Europe, which use the Euro as their functional currency.  Foreign currency transaction gains and losses are reflected in income.  Translation gains and losses arising from translating the financial statements of NeoMedia Europe into U.S. dollars for reporting purposes are included in “Accumulated other comprehensive income (loss).”

Reclassifications  – Due to the completed divestitures of 12Snap, Telecom Services, and Micro Paint Repair during 2007 and 2008, results of operations from these units have been reclassified under the caption “Discontinued Operations” for all periods shown in the accompanying consolidated statement of operations, and prior year assets and liabilities relating to these business units are combined into the captions “Assets held for sale” and “Liabilities held for sale,” respectively, in the accompanying consolidated balance sheets.

Note 3 -  Discontinued Operations

MPR, Mobot, Sponge, 12Snap, and Telecom Services Businesses – During August 2006, we decided to sell our Micro Paint Repair business unit; this sale was completed on November 15, 2007.  In the fourth quarter of 2006, we disposed of two subsidiaries, Mobot and Sponge, including all assets and liabilities associated with these two subsidiaries.  During the first quarter of 2007, we decided to sell our remaining non-core business units, including 12Snap and Telecom Services.  Our sale of 12Snap was completed in April 2007, and our sale of Telecom Services was completed in October 2007.  The results of operations of these business units have been reclassified as discontinued operations for all periods presented and the assets of these operations are included in Assets held for sale in the consolidated balance sheet..

The operating results of these business units, which have been classified as discontinued operations, are indicated in the following table. There is no tax expense or benefit to report due to our net operating loss carry forward tax position.

	Micro Paint Repair	Mobot	Sponge	12Snap	Telecom Service	Total
2008
Net sales	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-

Sales and marketing expenses	-	-	-	-	-	-
General and administrative expenses	258	-	-	65	-	323
Research and development costs	-	-	-	-	-	-
Loss from operations of discontinued business	(258)	-	-	(65)	-	(323)
Loss on disposal of business	-	-	-	-	-	-
Loss from discontinued operations	$(258)	$-	$-	$(65)	$-	$(323)

2007
Net sales	$1,200	$-	$-	$2,621	$1,550	$5,371
Cost of sales	1,518	-	-	361	479	2,358
Gross profit	(318)	-	-	2,260	1,071	3,013

Sales and marketing expenses	784	30	58	1,181	343	2,396
General and administrative expenses	702	-	1	434	1,008	2,145
Research and development costs	171	15	-	407	-	593
Loss from operations of discontinued business	(1,975)	(45)	(59)	238	(280)	(2,121)
Loss on disposal of business	(457)	-	-	(2,724)	(3,429)	(6,610)
Loss from discontinued operations	$(2,432)	$(45)	$(59)	$(2,486)	$(3,709)	$(8,731)

As of December 31, 2008 our other long term assets include our 7.5% remaining investment in Sponge, which is valued at $260,000.

Note 4 - Capital Stock

Common Stock. Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have cumulative voting rights, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.  The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable. Except as otherwise required by Delaware law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy.  Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans. Treasury stock is recorded at cost.

Preferred Stock. We are authorized to issue 25 million shares of preferred stock, par value $0.01 per share.  We may issue preferred stock in one or more series and having the rights, privileges, and limitations, including voting rights, conversion rights, liquidation preferences, dividend rights and preferences and redemption rights, as may from time to time be determined by our Board of Directors.  Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as our Board of Directors deems appropriate.  In the event that we determine to issue any shares of preferred stock, a certificate of designation containing the rights, privileges, and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware. The effect of this preferred stock designation power is that our Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control of our company without further action by our stockholders, and may adversely affect the voting and other rights of the holders of our common stock. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

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

The Series A Preferred was created in connection with our stockholders rights plan.  No shares of Series A Preferred were outstanding as of December 31, 2008.

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

As of December 31, 2008, there were no shares of Series A Convertible Preferred outstanding.

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

•
Series B Preferred is redeemable to the maximum extent permitted by law (based on funds legally available for redemption) at a price per share of $15.00, plus accrued dividends (a total of $16.20 per share) on the first anniversary of issuance;

•	Series B Preferred receive proceeds of $12.00 per share upon our liquidation, dissolution or winding up;

•
To the extent not redeemed on the first anniversary of issuance, Series B Preferred is automatically convertible into the then existing general class of common stock on the first anniversary of issuance at a price equal to $16.20 divided by the greater of $0.20 or the lowest publicly-sold share price during the 90 day period preceding the conversion date, but in no event more than 19.9% of our outstanding capital stock as of the date immediately prior to conversion.

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

As of December 31, 2008, no shares of the Series B Convertible Redeemable Preferred Stock have been issued or are currently outstanding.

Series C Convertible Preferred Stock.  On February 22, 2006, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series C Convertible Redeemable Preferred Stock.  By the approval and filing, 27,000 shares were designated as Series C Convertible Preferred Stock.  Our Series C Convertible Preferred Stock, par value $0.01 per share, have the following rights:

•
The holders of record of the Series C Convertible Preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors. As of December 31, 2008 and 2007, accumulated undeclared unpaid dividends were $4.6 million and $3.0 million, respectively;

•	Series C Convertible Preferred receive proceeds of $1,000 per share upon our liquidation, dissolution or winding up;

•
Each share of Series C Convertible Preferred shares is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $0.02 or (ii) 97% of the lowest closing bid price of our common stock for the thirty trading days immediately preceding the date of conversion; and

•	Series C Convertible Preferred shares have voting rights on an as-converted basis with the common stock.

As of December 31, 2008, 19,144 shares of Series C convertible preferred Stock are issued and outstanding.  We have no present agreements relating to or requiring the designation or issuance of additional shares of preferred stock. The holder of all of the outstanding shares of our Series C convertible preferred Stock, YA Global, is limited by the contractual provisions of their related Securities Purchase Agreements and other related transaction documents from beneficial control of more than 4.99% of our voting securities. Therefore, YA Global may not exercise all the voting rights contained in the designation of these securities, unless we have been declared by YA Global to be in default or YA Global waives this restriction, subject to a 65 day notice period, and complies with the reporting requirements of the SEC for affiliates. See footnote 5.

Poison Pill. On December 10, 1999, our Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date.  The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”.  The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us.  The stockholders rights plan was not adopted in response to any effort to acquire control of us at the time of adoption.  This stockholders rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us.  Certain stockholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

In addition, our Certificate of Incorporation authorizes our Board of Directors to designate and issue our preferred stock, in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by stockholders, and may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, redemption rights, and sinking fund provisions.

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

Note 5 - Financing

On February 17, 2006, the Company issued Series C convertible preferred stock to YA Global and between August 24, 2006 and October 28, 2008, has entered into ten secured convertible debentures with YA Global. In addition, in connection with these debentures and preferred stock, the Company also issued common stock warrants to YA Global.

Series C Convertible Preferred Stock

On February 17, 2006, we issued 22,000 shares of $1,000 Series C 8% convertible preferred stock to YA Global. The Series C convertible preferred stock is convertible into our common stock at the lower of $0.02 per share, or 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. The fixed conversion price was reset from $0.50 to $0.02 on August 24, 2007, as an inducement for YA Global to enter into an additional financing arrangement with us at that time. The conversions are limited such that YA Global cannot exceed 4.99% ownership. The Series C convertible preferred stock has voting rights on an “as converted” basis, meaning YA Global is entitled to vote the number of shares of common stock into which the Series C convertible preferred stock was convertible as of the record date for a meeting of shareholders. However, YA Global is also contractually limited to beneficially control no more than 4.99% of our common shares. Therefore unless we are declared to be in default by YA Global or YA Global provides us with a 65 day notice that they are waiving this beneficial ownership limitation and complies with the SEC reporting requirers for affiliates, their voting rights in regards to the Series C preferred stock are also restricted.

As of December 31, 2008, YA Global has converted 2,856.10 shares of the original 22,000 shares of Series C preferred stock, leaving 19,143.90 shares outstanding, as follows:

Date Converted	Series C Shares Converted	Common Shares Issued

11/28/06	378	6,631,579
06/25/07	245	8,781,362
08/14/07	500	25,773,196
10/23/07	600	45,801,527
10/31/07	180	13,740,458
02/19/08	78	10,000,000
03/10/08	16	2,500,000
03/17/08	32	5,000,000
03/25/08	32	5,000,000
04/01/08	64	10,000,000
05/06/08	15.5	5,000,000
05/09/08	15	5,000,000
05/22/08	11	5,000,000
05/30/08	44	20,000,000
06/13/08	52.5	25,000,000
06/23/08	21	10,000,000
06/30/08	42	20,000,000
07/14/08	21	10,000,000
07/22/08	22	10,000,000
08/04/08	42	20,000,000
08/05/08	62	30,000,000
08/11/08	42	20,000,000
08/22/08	21	10,000,000
09/03/08	21	10,000,000
09/15/08	75	25,000,000
09/18/08	60.1	20,000,000
10/02/08	58	20,000,000
11/11/08	11	5,000,000
11/14/08	11	5,000,000
11/17/08	44	20,000,000
11/24/08	40	20,000,000
Total	2,856.1	448,228,122

The Series C convertible preferred stock provides anti-dilution protection such that if, at any time while the Series C preferred stock is outstanding, we (a) offer, sell or grant any option (excluding employee stock options) to purchase or (b) offer, sell or grant any right to re-price our securities, or (c) otherwise dispose of or issue any common stock or common stock equivalents, or (d) entitle any person to acquire shares of common stock, at an effective price per share less than the then effective conversion price then, in such instance, the conversion price for the convertible preferred stock will be reduced to the lower price. Any such adjustment in the effective conversion price for the convertible preferred shares could significantly dilute existing investors.

In connection with the Series C convertible preferred stock, we also entered into a Registration Rights Agreement with YA Global that required us to, among other requirements, file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the preferred stock and the exercise of the warrants issued to YA Global, and achieve and maintain effectiveness of the registration statement. Although the required registration statement was declared effective on November 5, 2007, we failed to meet the timely filing requirements and accordingly were subject to liquidated damages amounting to 1% of the outstanding amount of Series C preferred stock per month, not to exceed $1.2 million. On March 27, 2007, we paid $0.8 million of liquidated damages from the proceeds of a new secured convertible debenture.

The Series C preferred stock did not require liability classification when it was issued because it did not provide for a fixed or determinable redemption (an unconditional payment requirement) and events that could give rise to cash redemption were conditional and not certain to occur. However, The Securities and Exchange Commission, Accounting Series Release (“ASR”) 268 and EITF Topic D-98 require classification of redeemable securities outside of shareholders’ equity when, irrespective of probability, contingent redemption events are outside of the issuer’s control. As a result, the Series C Preferred was initially classified outside of stockholders’ equity. Because the registration statement we were required to file to register the common stock underlying the Series C preferred stock was not effective by the required date, as discussed above, at December 31, 2006 we were in default under the terms and conditions of the Series C preferred stock. As of the date of default, the Series C preferred stock became redeemable for cash at the holder’s option which required the Series C preferred stock to be reclassified from its mezzanine classification to a liability because the redemption was no longer conditional.  On December 31, 2008, we obtained a waiver of all events of default including the events of default related to the Series C preferred stock (see additional information related to the waiver, below).  Upon effectiveness of the waiver, the Series C preferred was no longer redeemable at the holder’s option and the Series C preferred no longer required liability classification.  As such, the carrying value of the Series C preferred was reclassified as of December 31, 2008 to the “mezzanine” section of our consolidated balance sheet, between liabilities and shareholders’ equity. The evaluation of the classification of the Series C preferred is required at each reporting date. FAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” requires reclassification as a liability of financial instruments otherwise classified in stockholders’ equity or contingently redeemable preferred stock, if and when the conditional redemption becomes certain of occurrence.

In connection with the Series C preferred stock, YA Global also received Series A, B and C warrants to purchase 20 million, 25 million, and 30 million shares of our common stock, respectively. The warrants, which are exercisable separately, originally had fixed exercise prices of $0.50, $0.40 and $0.35 per share, respectively. As an inducement to YA Global to enter into subsequent financing arrangements with us, the fixed exercise prices of these warrants were reduced on December 29, 2006 to $0.04 per share and were again reduced on August 24, 2007 to $0.02 per share, subject to all the original terms and conditions of the respective warrant agreements, including the provision that the warrants are exercisable at the lower of the fixed exercise price (now $0.02 per share) or 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date.  At December 31, 2008, the effective conversion price was $0.00107 per share.  The warrants have a five-year contractual life and expire on February 16, 2011. We can force exercise of the warrants if the closing bid price of our common stock is more than $0.10 greater than the exercise price of the warrants for 15 consecutive trading days.

Secured Convertible Debentures

In 2006 and 2007, the Company issued four Secured Convertible Debentures to YA Global. During the year ended December 31, 2008, the Company issued six additional Secured Convertible Debentures to YA Global, dated April 11, 2008, May 16, 2008, May 29, 2008, July 10, 2008, July 29, 2008, and October 28, 2008, as follows:

	April 11, 2008	May 16, 2008	May 29, 2008

Face Amount	$390,000	$500,000	$790,000
Net Proceeds	$336,000	$441,000	$700,000

Common shares indexed to debenture	92,857,143	227,272,727	395,000,000
Common shares indexed to warrants	--	7,500,000	50,000,000
Total common shares initially indexed	92,857,143	234,772,727	445,000,000

	July 10, 2008	July 29, 2008	October 28, 2008	Total

Face Amount	$137,750	$2,325,000	$2,325,000	$6,467,750
Net Proceeds	$123,750	$2,085,000	$2,100,500	$5,786,250

Common shares indexed to debenture	51,018,519	930,000,000	1,788,461,538	3,484,609,927
Common shares indexed to warrants	--	450,000,000	450,000,000	957,500,000
Total common shares initially indexed at inception	51,018,519	1,380,000,000	2,238,461,538	4,442,109,927

The underlying agreements for each of the ten debentures are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The table below summarizes the significant terms of each of the debentures outstanding at December 31, 2008.

The debentures are convertible into our common stock at the then effective conversion price, which varies relative to our trading stock price, as outlined in the table below. The conversions are limited such that YA Global cannot exceed 4.99% ownership of NeoMedia Technologies, Inc. Each convertible debenture affords YA Global anti-dilution protection should, at any time while the convertible debenture is outstanding, we (a) offer, sell or grant any option (excluding employee stock options) to purchase or (b) offer, sell or grant any right to re-price our securities, or (c) otherwise dispose of or issue any common stock or common stock equivalents, or (d) entitle any person to acquire shares of common stock, at an effective price per share less than the then effective conversion price of the debenture; then, in such instance, the conversion price of the debenture will be reduced to the lower price. Any such adjustment in the effective conversion price for the convertible debentures could significantly dilute existing investors.

All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture with YA Global and which provides YA Global with a security interest in substantially all of our assets.

The 2008 convertible debentures are included in the terms of an existing Registration Rights Agreement with YA Global dated August 24, 2007. That agreement requires the Company to (i) file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the convertible debentures and the exercise of the related warrants and (ii) maintain effectiveness of the registration statement. Failure to meet these requirements originally required the Company to pay liquidated damages amounting to 2% per month of the principal amount of the debentures, not to exceed aggregate damages of $1,000,000.  See additional information regarding the liquidated damages subsequent to the waiver, effective December 31, 2008.

In connection with the August 2006 and December 2006 convertible debentures, we also entered into a Registration Rights Agreement with YA Global that required us to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon conversion of the debentures and the exercise of the warrants, and achieve and maintain effectiveness of the registration statement. Although the required registration statement was declared effective on November 5, 2007, we failed to meet the timely filing requirements, and accordingly were subject to liquidated damages amounting to 2% of the outstanding amount of the convertible debentures, not to exceed $1.3 million. On March 27, 2007, we paid $0.5 million of the liquidated damages from the proceeds of a new secured convertible debenture. The remaining $0.8 million of liquidated damages was accrued until December 31, 2008 when payment of the remaining liquidated damages was waived. On March 27, 2007, we also paid from the proceeds of the new debenture $0.8 million of liquidated damages related to our failure to timely file the registration statement required in connection with the Series C preferred stock.

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

o	enter into any security instrument granting the holder a security interest in any of our assets, or
o	file any registration statements on Form S-8.

As of December 31, 2008, the significant terms of the ten convertible debentures are as follows:

	August 24, 2006	December 29, 2006	March 27, 2007	August 24, 2007

Principal amount	$5,000,000	$2,500,000	$7,458,651	$1,775,000
Fees paid	(120,817)	(270,000)	(780,865)	(200,000)
Accrued interest on prior obligations paid	-	-	(365,972)	-
Liquidated damages on prior obligations paid	-	-	(1,311,814)	-
Net proceeds to us	$4,879,183	$2,230,000	$5,000,000	$1,575,000

Interest rate	10%	10%	13%	14%
Maturity date (2 years)	8/24/2008 **	12/29/2008**	3/27/2009 **	8/24/2009

Number of warrants issued	175,000,000	42,000,000	125,000,000	75,000,000
Exercise price of warrants	$0.02	$0.02	$0.02	$0.02
Warrants expire (5 years)	8/24/2011	12/29/2011	3/24/2012	8/24/2012

Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.15	$0.06	$0.05	$0.02
or percent of lowest closing bid price	90%	90%	90%	80%
of lowest volume weighted average price preceding conversion	30 days	30 days	30 days	10 days

Registration Rights Agreement:
File registration with SEC within:	30 days	150 days	by 4/12/2007	30 days following demand

Achieve effectiveness of registration statement within:	90 days	90 days	by 5/10/2007	90 days following demand
Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month	2% of principal, per month	2% of principal, per month	2% of principal, per month
Security pledged as collateral	Substantially all of our assets	Substantially all of our assets	Substantially all of our assets	Substantially all of our assets

**   Effective September 24, 2008, the maturity date of the August 24, 2006 and December 29, 2006 debentures were extended to July 29, 2010. On April 6, 2009 (effective March 27, 2009) the maturity date of the March 27, 2007 debenture was extended to July 29, 2010. See additional information related to this extension in the sections below.

	April 11, 2008	May 16, 2008	May 29, 2008	July 10, 2008

Principal amount	$390,000	$500,000	$790,000	$137,750
Fees paid	(54,000)	(59,000)	(90,000)	(14,000)
Accrued interest on prior obligations paid	-	-	-	-
Liquidated damages on prior obligations paid	-	-	-	-
Net proceeds to us	$336,000	$441,000	$700,000	$123,750

Interest rate	15%	15%	15%	15%
Maturity date (2 years)	4/11/2010	5/16/2010	5/30/2010	7/10/2010

Number of warrants issued	-	7,500,000	50,000,000	-
Exercise price of warrants	-	$0.0175	$0.01	-
Warrants expire (7 years)	-	5/16/2015	5/29/2015	-

Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.015	$0.015	$0.01	$0.01
or percent of lowest closing bid price	80%	80%	80%	80%
of lowest volume weighted average price preceding conversion	10 days	10 days	10 days	10 days

Registration rights agreement:
File registration with SEC within:	30 days	30 days	30 days	30 days
Achieve effectiveness of registration statement within:	90 days	90 days	90 days	90 days
Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month	2% of principal, per month	2% of principal, per month	2% of principal, per month
Security pledged as collateral	Substantially all of our assets	Substantially all of our assets	Substantially all of our assets	Substantially all of our assets

	July 29, 2008	October 28, 2008	Total of all Debentures

Principal amount	$2,325,000	$2,325,000	$23,201,401
Fees paid	(240,000)	(224,500)	(2,053,182)
Accrued interest on prior obligations paid	-	-	(365,972)
Liquidated damages on prior obligations paid	-	-	(1,311,814)
Net proceeds to us	$2,085,000	$2,100,500	$19,470,433

Interest rate	14%	14%
Maturity date (2 years)	7/29/2010	7/29/2010

Number of warrants issued	450,000,000	n/a
Exercise price of warrants	$0.02 - $0.075	n/a
Warrants expire (7 years)	7/29/2015	n/a

Convertible into our common stock at the lower of:
Fixed conversion price per share	$.02	$.02
or percent of lowest closing bid price of volume weighted average price preceding conversion	95%	95%

Registration rights agreement:
File registration with SEC within:	30 days	30 days
Achieve effectiveness of registration statement with SEC within:	90 days	90 days
Liquidated damages for failure to meet filing or effectiveness requirements	2% of principal, per month	2% of principal, per month
Security pledged as collateral	Substantially all of our assets	Substantially all of our assets

Warrants

As described above, YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C convertible preferred stock. The warrants are exercisable at the lower of a fixed exercise price or a specified percentage of the current market price. As discussed above, the fixed exercise prices of the warrants held by YA Global have been adjusted from time to time as an inducement for YA Global to enter into subsequent financing arrangements.  The 175,000,000 warrants issued on February 17, 2006 in connection with the Series C convertible preferred stock originally had exercise prices ranging from $0.35 to $0.50 per share and the 175,000,000 warrants issued on August 24, 2006 in connection with the debentures originally had exercise prices ranging from $0.05 to $0.25 per share. As an inducement to YA Global to enter into subsequent financing arrangements with us, the fixed exercise prices of all of these warrants were reduced on December 29, 2006 to $0.04 per share and were again reduced on August 24, 2007 to $0.02 per share. The 42,000,000 warrants issued on December 29, 2006 originally had an exercise price of $0.06 per share and the 125,000,000 warrants issued on March 27, 2007 originally had an exercise price of $0.04 per share.  The fixed exercise prices of these warrants were reduced on August 24, 2007 to $0.02 per share.

At December 31, 2008, the warrants issued to YA Global, none of which have been exercised, were as follows:

Original Issue Date	Shares Underlying Warrant	Original Exercise Price	Restated Exercise Price December 29, 2006	Restated Exercise Price August 24, 2007

February 17, 2006	20,000,000	$0.50	$0.04	$0.02
February 17, 2006	25,000,000	0.40	0.04	0.02
February 17, 2006	30,000,000	0.35	0.04	0.02
August 24, 2006	25,000,000	0.15	0.04	0.02
August 24, 2006	50,000,000	0.25	0.04	0.02
August 24, 2006	50,000,000	0.20	0.04	0.02
August 24, 2006	50,000,000	0.05	n/a	0.02
December 29, 2006	42,000,000	0.06	n/a	0.02
March 27, 2007	125,000,000	0.04	n/a	0.02
August 24, 2007	75,000,000	0.02	n/a	n/a
May 16, 2008	7,500,000	0.0175	n/a	n/a
May 29, 2008	50,000,000	0.01	n/a	n/a
July 29, 2008	100,000,000	0.02	n/a	n/a
July 29, 2008	100,000,000	0.04	n/a	n/a
July 29, 2008	125,000,000	0.05	n/a	n/a
July 29, 2008	125,000,000	0.075	n/a	n/a
	999,500,000

The aggregate gross proceeds to us if YA Global were to exercise all its outstanding in-the-money warrants, based on the December 31, 2008 effective exercise price, would be $1.1 million.

Default Events and Waiver

As of December 31, 2006, we were in default under the February 17, 2006 Series C preferred stock and the August 24, 2006 and December 29, 2006 debentures, due primarily to our failure to register the shares underlying the instruments by the prescribed deadline, and subsequently for failure to sell our Telecom Services and Micro Paint Repair businesses by September 30, 2007, as required by the August 24, 2007 Debenture. Due to the then default status, YA Global had certain material rights that did not exist prior to default, including the right to call the full face value of the instruments.  In addition, we were responsible for liquidated damages until the default was cured with the effectiveness of our registration statement on November 5, 2007, and the sale of Telecom Services and MPR, which were completed on October 30, 2007 and November 15, 2007, respectively.

As a result of the default, at December 31, 2006 and continuing at December 31, 2007, the accounting for the convertible securities was modified as follows:

•
Prior to the default, we were accreting the discount from the face amount of the February 17, 2006 Series C preferred stock and the August 24, 2006 and December 29, 2006 debentures, using the effective interest method.  This discount resulted from allocating a portion of the proceeds received for these instruments to the warrants issued to YA Global.  Accretion of the discount on the Series C preferred stock was recognized as dividends and charged to additional paid in capital and accretion, of the discount on the debentures was recognized through periodic charges to interest expense. Due to their default status, during the fourth quarter of 2006, we accreted the discount to the full face value of these instruments.

•	The Series C convertible preferred stock was reported as demand debt in the current liabilities section of the balance sheet, pursuant to the guidance outlined in FAS 150.

•
The secured convertible debentures were classified as debt in the current liabilities section of the balance sheet rather than long term because the debentures were callable as demand debt due to the default.

As of August 23, 2008, we were in default on our August 23, 2006 Convertible Debenture due to non-payment of principal and interest in accordance with the terms of the agreement. Due to cross-default provisions in the other financing arrangements all of our debentures were in default.  The event of default caused YA Global to have certain material rights that did not exist prior to default, including the right to call the full face value of the instruments and additional default remedies including default interest and conversion price provisions went into effect

On September 24, 2008, we entered into a Letter Agreement with YA Global which extended the maturity dates of the August 24, 2006 and the December 29, 2006 debentures to July 29, 2010. The extension was considered a one-time extension for the specific period indicated but was not considered a waiver of existing events of default.  However, a waiver was subsequently obtained from YA Global, effective as of December 31, 2008, which waiver is discussed further below.

We reviewed the requirements of EITF Issue 02-4, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15”, and determined that the extension of the maturity date of the original issuance of our August 24, 2006 and December 29, 2006 financings met the criteria of a troubled debt restructuring outlined in FAS.15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  Accordingly, the extension allows us to account for interest at the stated rate, rather then the default rate.

All the debentures with YA Global contain provisions for acceleration of principal and interest upon default.  Certain of the debentures also contain default interest rates and conversion prices, as follows:

	April 11, 2008	May 16, 2008	May 29, 2008	July 10, 2008	July 29, 2008	October 28, 2008

Default interest rate	24%	24%	24%	24%	20%	20%

Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.015	$0.015	$0.01	$0.01	$0.02	$0.02
or percent of lowest volume weighted average price	95%	80%	50%	50%	50%	50%
preceding conversion	30 days	10 days	10 days	10 days	10 days	10 days

We obtained a waiver from YA Global, effective as of  December 31, 2008 in which all prior events of default and the related cross default provisions of other financing instruments with YA Global were waived.   YA Global waived the right to collect any liquidated damages, penalties or fines which had not previously been paid by us and also acknowledged that as of December 31, 2008, we were not under any obligation to file a registration statement under any of the financing arrangements. YA Global does, however, still have demand rights under certain agreements which would require us to file registration statements in accordance with the terms of the agreements.

Prior to the effective date of the waiver, the instruments with default conversion rates and interest rates were being valued using these rates.  Upon the effective date of the waiver, the conversion prices and interest rates applicable to the instruments reverted back to the initial conversion price and interest rate rather than the default prices and rates. This waiver was evaluated under EITF Issue 96-19, "Debtor’s Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue 06-06, "Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.In accordance with EITF Issue 96-19", a modification of terms should be considered substantial and accounted for in the same manner as an extinguishment if the terms of the modification result in a difference of at least 10 percent between the present value of the future cash flows under the terms of the original instrument and the modified instrument.

We reviewed each agreement and determined that the waiver caused a greater than 10% difference in the net present value of the future cash flows for each of the convertible debentures. Accordingly, in accordance with EITF Issue 96-19, the original convertible debentures were considered extinguished and the revised convertible debentures were recorded at their fair value, resulting in an extinguishment gain of of approximately $2.4 million.

For instruments which were recorded under FAS 155, the instruments were first adjusted to fair value as of December 31, 2008, the effective date of the waiver, using the default conversion rate and interest rate. The fair value of the instrument was then calculated using the original conversion rate (adjusted for anti-dilution) and the original interest rate to determine the fair value of the instrument subsequent to the waiver. The difference in the fair value before and after the waiver was recorded as a gain or loss on extinguishment.

For instruments recorded under FAS 133, the embedded conversion feature was first adjusted to fair value as of the date of  the waiver using the default interest rate and the default conversion rate and the debt discount amortization was recorded through December 31,2008. The carrying value of the host instrument and the embedded conversion feature, less any deferred financing costs was then compared to the fair value of the hybrid instrument subsequent to the waiver and the difference was recorded as an extinguishment gain or loss.

Fair Value Considerations

In accordance with FAS 133 we determined that the conversion features of the Series C convertible preferred stock, the August 2006 Debenture, and the December 2006 Debenture met the criteria of embedded derivatives and that the conversion features of these instruments needed to be bifurcated and accounted for as derivative instrument liabilities. These instruments do not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon their conversion is not fixed, and there is no cap on the number of shares that could be issued upon conversion. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability, at fair value. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income.

Beginning in 2007, each new financing arrangement is evaluated, on an instrument-by-instrument basis, under FAS 155 which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. During the evaluation of the March 2007, August 2007, April 2008, May 2008 and July 2008 Debentures, we determined that (i) the hybrid debt instrument embodied certain derivative features whose risks were not clearly and closely related to the risks of the host debt instrument and (ii) warrants issued in connection with the March 2007, August 2007, April 2008, May 2008, July 29, 2008 and October 2008 Debentures did not meet all of the established criteria for equity classification. Additionally all the Debentures extended a right to the holder to accelerate repayment of the debt (default put) upon the occurrence of certain contingent events and the April 2008, May 2008, July 2008 and October 2008 Debentures contain default interest and default conversion rate penalties. The default puts may be triggered by certain events that are not related to the debt characteristics of the debentures and those events are not within our control. As permitted by FAS 155, we have elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the secured convertible debentures charged or credited to income each period.  We have elected to bifurcate the embedded derivatives in the August 2006, December 2006, July 2008 and October 2008 Debentures as permitted by FAS133.  For each instrument recorded under FAS133, we have combined all the embedded features that required bifurcation into one compound instrument that is carried at fair value as a component of derivative liabilities.

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

Derivative financial instruments arising from the issuance of convertible financial instruments are initially recorded, and continuously carried, at fair value. Upon conversion of any derivative financial instrument, the carrying amount of the debt, including any unamortized premium or discount is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized.

Initial Accounting for New Debentures in 2008

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

As discussed above, for the July 10, 2008, July 29, 2008, and October 28, 2008 convertible debentures, since the embedded conversion feature and certain other embedded derivatives did not achieve equity classification, we elected combine all the embedded derivative features that required bifurcation into one compound instrument, bifurcate the compound embedded derivatives and record them as derivative liabilities under FAS 133.

In connection with the July 29, 2008 convertible debenture, YA Global received four warrants to purchase an aggregate 450,000,000 shares of common stock. The warrants were valued using the Black-Scholes-Merton valuation methodology. Significant assumptions included in this model as of inception of the financing arrangements are as follows:

	Warrant 9-1A	Warrant 9-1B	Warrant 9-1C	Warrant 9-1D

Indexed shares	100,000,000	100,000,000	125,000,000	125,000,000
Fixed Exercise price	$0.02	$0.04	$0.05	$0.075
Effective exercise price (1)	$.0025	$0.0025	$0.0025	$0.0025
Term (years)	7	7	7	7
Volatility	166%	166%	166%	166%
Risk free rate	3.68%	3.68%	3.68%	3.68%

The results of the anti-dilution protection resulted in an effective exercise price which was lower than the stated exercise price.

At inception, a summary of the allocation of the components of debentures entered into in 2008 was as follows:

	April 11, 2008	May 16, 2008	May 29, 2008

Convertible debenture, at fair value	$637,270	$813,631	$1,389,544
Warrant derivative liability	--	21,750	145,000
Day-one derivative loss	(247,270)	(335,381)	(744,544)
Total gross proceeds	$390,000	$500,000	$790,000

	July 10, 2008	July 29, 2008	October 28, 2008	Total

Convertible debenture derivative liability	$247,950	$3,577,341	3,972,512	$10,638,248
Warrant liability	--	1,080,000	--	1,246,750
Day-one derivative loss (1)	(110,200)	(2,332,341)	(1,647,512)	(5,417,248)
Total gross proceeds	$137,750	$2,325,000	$2,325,000	$6,467,750

The fair value of the debentures and warrants at inception was greater than the proceeds received which resulted in a day-one derivative loss.

Current Period Accounting Considerations and Valuations

Warrants:

Freestanding derivative instruments, consisting of warrants that were issued in connection with the Series C preferred stock and the convertible debentures as well as certain other warrants, are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of December 31, 2008 are as follows:

	Series C Convertible Preferred Stock	August 2006 Debenture	December 2006 Debenture	March 2007 Debenture	August 2007 Debenture
Holder	YA Global	YA Global	YA Global	YA Global	YA Global

Exercise price (prior to waiver)	$0.0006	$0.0006	$0.0006	$0.0006	$0.0006
Exercise price (subsequent to waiver)	$0.0009	$0.0009	$0.0009	$0.0009	$0.0009
Remaining term (years)	2.12	2.65	2.99	3.23	3.65
Volatility	134%	126%	142%	138%	134%
Risk-free rate	0.76%	0.76%	0.76%	1.00%	1.00%

Number of warrants	75,000,000	175,000,000	42,000,000	125,000,000	75,000,000

	May 16, 2008 Debenture	May 29, 2008 Debenture	July 29, 2008 Debenture		Total
Holder	YA Global	YA Global	YA Global	Other
Instrument	Warrants	Warrants	Warrants	Warrants
Exercise price (prior to waiver)	$0.0006	$0.0006	$0.0006	$0.011 - $3.45
Exercise price (subsequent to waiver)	$0.0009	$0.0009	$0.0009	$0.011 - $3.45

Remaining term (years)	6.38	6.41	6.58	.15 – 2.04

Volatility	156%	157%	168%	135%-200%
Risk-free rate	1.55%	1.55%	1.87%	0.11%- 0.76%

Number of warrants	7,500,000	50,000,000	450,000,000	8,471,000	1,007,971,000

Embedded Derivative Instruments – Series C Preferred Stock and August 2006 and December 2006, July 2008 and October 2008 Convertible Debentures

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

Assumptions used as of December 31, 2008 included exercise estimates/behaviors and the following other significant estimates:

	Series C Convertible Preferred Stock	August 24, 2006 Debenture	December 29, 2006 Debenture	July 10, 2008 Debenture	July 29, 2008 Debenture	October 28, 2008 Debenture
Conversion prices ( prior to waiver)	$0.0014	$0.0006	$0.0006	$0.0006	$0.0006	$0.0006
Conversion prices (subsequent to waiver)	$0.0011	$0.0009	$0.0009	$0.0009	$0.0009	$0.0010
Remaining terms (years)	0.13	1.58	1.58	1.52	1.58	1.58
Equivalent volatility	193%	207%	207%	209%	207%	207%
Equivalent interest-risk adjusted rate	9.50%	14.75%	14.75%	18.06%	9.94%	9.94%
Equivalent credit-risk adjusted yield rate	13.05%	15.82%	15.82%	16.42%	16.42%	16.42%

Equivalent amounts reflect the net results of multiple modeling simulations that the Flexible Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the calculation are highly subjective and subject to interpretation.

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures

The March 2007, August 2007, April 11, 2008, May 16, 2008 and May 29, 2008 convertible debentures are recorded in accordance with SFAS 155 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value recognized in earnings. These financial instruments are valued using the common stock equivalent approach.  Prior to the date of default, the common stock equivalent was calculated using the shares indexed to the debentures valued at the market price of our stock and the present value of the coupon. Subsequent to the event of default on August 23, 2008, the default conversion rate was used to calculate the number of shares indexed to the convertible debenture and the incremental difference between the stated interest rate and the default interest rate was also included in the value of the common stock equivalent. Upon receipt of the waiver as of December 31, 2008, the non-default conversion rate and the stated interest rate are once again used to calculate the number of shares indexed to the convertible instrument.

Current Period Valuations

For the Series C Convertible Preferred Stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. For these instruments and the July 2008 and October 2008 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked to market each reporting period.

The March 2007, August 2007, April 2008 and May 2008 debentures were each initially recorded at their full fair value pursuant to FAS 155. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

The face value and the carrying value or fair value, as appropriate, of each instrument as of December 31, 2008 and December 31, 2007 was:

December 31, 2008	Face value	Carrying value	Fair value	Total
	(in thousands)
Series C Preferred Stock	$19,144	$19,144	$-	$19,144

August 24, 2006 debenture	5,000	5,000	--	5,000
December 29, 2006 debenture	2,500	2,500	--	2,500
March 27, 2007 debenture	7,459	--	13,478	13,478
August 24, 2007 debenture	1,775	--	3,217	3,217
April 11, 2008 debenture	390	--	736	736
May 16 ,2008 debenture	500	--	955	955
May 29, 2008 debenture	790	--	1,506	1,506
July 10, 2008 debenture	137	109	--	109
July 29, 2008 debenture	2,325	1,785	--	1,785
October 28, 2008 debenture	2,325	1,833	--	1,833
Total	$23,201	$11,227	$19,892	$31,119

December 31, 2007	Face value	Carrying value	Fair value	Total
	(in thousands)
Series C Preferred Stock	$20,097	$20,097	$--	$20,097

August 24, 2006 debenture	5,000	5,000	--	5,000
December 29, 2006 debenture	2,500	2,500	--	2,500
March 27, 2007 debenture	7,459	--	18,798	18,798
August 24, 2007 debenture	1,775	--	4,401	4,401
Total	$16,734	$7,500	$23,199	$30,699

We adopted the provisions of FAS 157 as of January 1, 2008, with respect to financial instruments. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under FAS 155 or FAS 133 as of December 31, 2008 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tabular presentation reflects the components of derivative financial instruments related to convertible financial instruments in the liability section of our balance sheet at December 31, 2008:

	Common Stock Warrants	Embedded Conversion Feature (in thousands)	Total
Series C Convertible Preferred Stock	$23	$10,728	$10,751
August 24, 2006 debenture	193	7,260	7,453
December 29, 2006 debenture	50	3,556	3,606
March 27, 2007 debenture	150	n/a	150
August 24, 2007 debenture	90	n/a	90
April 11, 2008 debenture	--	n/a	--
May 16, 2008 debenture	10	n/a	10
May 29, 2008 debenture	70	n/a	70
July 10, 2008 debenture	--	158	158
July 29, 2008 debenture	601	2,327	2,928
October 23, 2008 debenture	--	2,227	2,227
Other instruments	2	--	2
Total	$1,189	$26,256	$27,445

The March 2007, August 2007, April 2008 and May 2008 debentures are carried in their entirety at fair value in accordance with FAS 155 and the value of the embedded conversion feature is effectively embodied in those fair values.

The following table reflects the number of common shares (in thousands) underlying warrants outstanding and the number of shares into which the Series C preferred stock and debentures are convertible at December 31, 2008 and 2007:

December 31, 2008	Warrants	Conversion	Total Shares
Series C Convertible Preferred Stock	75,000	21,456,650	21,531,650
August 24, 2006 debenture	175,000	5,555,556	5,730,556
December 29, 2006 debenture	42,000	3,703,957	3,745,957
March 27, 2007 debenture	125,000	8,287,390	8,412,390
August 24, 2007 debenture	75,000	1,972,222	2,047,222
April 11, 2008 debenture	--	433,333	433,333
May 16, 2008 debenture	7,500	555,556	563,056
May 29, 2008 debenture	50,000	877,778	927,778
July 10, 2008 debenture	--	153,056	153,056
July 29, 2008 debenture	450,000	2,325,000	2,775,000
October 23, 2008 debenture		2,325,000	2,325,000
Other warrants	8,471	--	8,471
Total	1,007,971	47,645,498	48,653,469

December 31, 2007	Warrants	Conversion	Total Shares
Series C Convertible Preferred Stock	75,000	2,166,031	2,241,031
August 24, 2006 debenture	175,000	943,396	1,118,396
December 29, 2006 debenture	42,000	471,698	513,698
March 27, 2007 debenture	125,000	1,420,695	1,545,695
August 24, 2007 debenture	75,000	334,906	409,906
Other warrants	22,825	--	22,825
Total	514,825	5,336,726	5,851,551

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C convertible stock was convertible as of December 31, 2008 was calculated as the face value plus assumed dividends (if declared), divided by 97% of the lowest closing bid price for the 30 trading days preceding December 31, 2008. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of December 31, 2008 was calculated as the face value of each instrument divided by the conversion price as of December 31, 2008.

Changes in the fair value of convertible instruments that are carried at fair value (the March 2007 Debenture, August 2007 Debenture, April 2008 Debenture and May 2008 Debentures) are reported as “Gain/(loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statement of operations. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value under FAS 155:

	Year ended December 31,
(in thousands)	2008	2007
March 27, 2007 debenture	$5,320	$(7,961)
August 24, 2007 debenture	(196)	137
April 11, 2008 debenture	(215)	--
May 16, 2008 debenture	(564)	--
May 29, 2008 debenture	(783)	--
Total	$3,562	$(7,824)

Changes in the fair value of derivative instrument liabilities (including warrants and the bifurcated embedded derivative features of convertible instruments not carried at fair value) are reported as “Loss from change in fair value of derivative financial instruments” in the accompanying consolidated statement of operations. The following represents a reconciliation of the changes in fair value of derivative financial instruments recorded under FAS 133:

	Year ended December 31,
(in thousands)	2008	2007
Series C Convertible Preferred Stock	$(3,312)	$(447)
August 24, 2006 debenture	2,205	2,284
December 29, 2006 debenture	776	(645)
March 27, 2007 debenture	1,113	(4,641)
August 24, 2007 debenture	742	(3,796)
May 16, 2008 debenture	12	--
May 29, 2008 debenture	75	--
July 10, 2008 debenture	(94)	--
July 29, 2008 debenture	(2,267)	--
October 23, 2008 debenture	(1,589)	--
Other derivative instruments	--	(395)
Total	$(2,339)	$(7,640)

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008:

(in thousands)	December 31, 2008

Beginning balance: Derivative financial instruments	$24,651
Total gains (losses)	(2,339)
Transfers in/out of Level 3	5,133
Ending balance	$27,445

Gains and losses included in earnings are reported in the Consolidated Statements of Operations in “Loss from change in fair value of derivative financial instruments” for warrants and embedded conversion features accounted for under FAS 133 and in “Gain/(loss) from change in fair value of hybrid financial instruments” for financial instruments recorded at fair value under FAS 155.

The fair value of derivative financial instrument liabilities was as follows:

(in thousands)	December 31, 2008	December 31, 2007
Warrants and embedded conversion features in preferred stock	$10,751	$8,410
Warrants and embedded conversion features in certain debentures	16,692	16,136
Other warrants	2	26
Special preference stock of Mobot	-	79
Total derivative financial instruments	$27,445	$24,651

Note 6 - Property and Equipment

As of December 31, 2008 and 2007, property and equipment consisted of the following:

	As of December 31,
	2008	2007
	(in thousands)
Furniture and fixtures	$349	$287
Equipment	411	374
Other	-	19
Total	760	680
Less: Accumulated depreciation	(681)	(595)
Total property and equipment, net	$79	$85

Depreciation expense was $80,700 and $103,500 for the years ended December 31, 2008 and 2007, respectively.

Note 7 - Goodwill and Other Intangible Assets

At December 31, 2008 and 2007, we had goodwill of $3.4 million related to our purchase of NeoMedia Europe.  Goodwill represents the excess of the purchase price paid over the fair value of the identifiable tangible and intangible assets and liabilities acquired.

The following table summarizes other intangible assets and balances for the years ended December 31, 2008 and 2007:

					Total
			Subtotal -		Intangibles
			Patents and		and
		Copy-righted	Other	Proprietary	Proprietary
	Patents	Materials	Intangibles	Software	Software
			(in thousands)
Beginning Balance, December 31, 2006	$2,839	$42	$2,881	$4,138	$7,019
Additions	37		37		37
Amortization	(300)	(10)	(310)	(725)	(1,035)
Ending balance, December 31, 2007	2,576	32	2,608	3,413	6,021

Additions	-	-	-	12	12
Amortization	(305)	(10)	(315)	(687)	(1,002)
Ending balance, December 31, 2008	$2,271	$22	$2,293	$2,738	$5,031
Weighted-average remaining amortization
period in years	7.4	2.2		4.0

As of December 31, 2008, we estimate future amortization expense of intangible assets for the next five years to be (in thousands):

2009	$964
2010	$935
2011	$907
2012	$903
2013	$346

Note 8 - Valuation Accounts

We extend credit to our customers as determined on an individual basis and have recorded an allowance for doubtful accounts as shown in the table below, which also reflects the activity for the allowance accounts for the years ended December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(in thousands)
Beginning balance	$(78)	$(69)
Bad debt recovery (expense)	58	(78)
Write-off of uncollectible accounts	20	69
Ending balance	$-	$(78)

The following table summarizes our inventory reserves as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	(in thousands)
Beginning balance	$(80)	$(53)
Provision	(1)	(27)
Charge-off	-	-
Ending balance	$(81)	$(80)

Note 9 - Comprehensive Income (Loss)

Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.  The following table summarizes the balances and activity by component of other comprehensive income as of December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(in thousands)
Beginning balance:
Unrealized gain/(loss) on marketable securities	$(442)	$(393)
Foreign currency translation adjustment	(90)	(317)

Annual Activity:
Unrealized gain/(loss) on marketable securities	442	(49)
Foreign currency translation adjustment	104	227

Ending balance	$14	$(532)

Note 10 - Income Taxes

As of December 31, 2008 and 2007, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	As of December 31,
	2008	2007
	(in thousands)
Net operating loss carryforwards (NOL)	$56,799	$49,726
Capital loss	3,388	3,677
Write-off of long-lived assets	507	9,801
Amortization of intangibles	(502)	(509)
Stock options compensation	2,238	1,717
Capitalized software development costs and fixed assets	65	1
Deferred revenue	188	100
Alternative minimum tax credit carryforward	39	45
Provisions for doubtful accounts	123	(343)
Inventory reserve	30	-
Accruals	2,386	2,483
Impairment loss	2,531	2,668
Derivative gain/loss	982	(596)
Gain on sale of marketable securities	-	209
Interest expense	4,118	7,114
Total deferred tax assets	72,892	76,093
Valuation allowance	(72,892)	(76,093)
Net deferred tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry forwards and other deferred tax assets, we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

For the years ended December 31, 2008 and 2007, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Benefit at federal statutory rate	$(3,137)	$(13,279)
State income taxes, net of federal	(365)	(1,547)
Permanent and other, net	301	(11,641)
Decrease/(increase) in valuation allowance	$(3,201)	$(26,467)

As of December 31, 2008, we had net operating loss carry forwards for federal tax purposes totaling approximately $155.7 million which may be used to offset future taxable income, or, if unused, expire between 2011 and 2028 and a capital loss carry forward of $9.3 million.  As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, our subsidiary NeoMedia Eurpoe, had foreign operations which are not included with our consolidated income tax noted above. NeoMedia Europe did not have income tax expense during the years ended December 31, 2008 and 2007.

NeoMedia Europe has net operating loss carry forwards that are estimated to be $4.4 million and $2.7 million as of December 31, 2008 and 2007, respectively, not included in our consolidated deferred tax assets stated above, that are fully offset with a valuation allowance.  Due to the uncertainty of the utilization and recoverability of the loss carry forwards we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

We adopted FIN 48 as of January 1, 2007.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2008 that would have materially distorted our financial statements.  Our methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within our income tax returns.  In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position's sustainability under audit.  We have determined that there were no uncertain tax positions for the years ended December 31, 2008 and 2007, therefore, there was no impact on our results of operations, financial condition or liquidity.

Note 11 - Transactions With Related Parties

In December 2006, we entered into a twenty-five month consulting agreement with SKS Consulting of South Florida Corp. (“SKS”), whereby we pay SKS $1,000 per day worked on our behalf and 60,000 warrants per month for services rendered by George O’Leary and Jay Bonk. Mr. O’Leary is a member of our Board of Directors. Under this agreement, in 2008, we paid SKS $26,500 and issued stock valued at $0 to Mr. O’Leary and paid $10,500 and issued stock valued at $17,564 to Mr. Bonk, and in 2007 we paid SKS $211,500 and issued stock valued at $13,513 to Mr. O’Leary and stock valued at $4,504 to Mr. Bonk.

Prior to his employment as our Chief Executive Officer and Chairman of our Board of Directors we paid $30,327 to GEMM Ltd. for consulting services of Mr. Iain A. McCready during the year ended December 31, 2008.

Note 12 - Commitments and Contingencies

We lease our office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. We have incurred rent expense from continuing operations for our office facilities of $257,000 and $334,000 during the years ended December 31, 2008 and 2007, respectively.

We are party to various commitments and contingencies, such as:

•	We and our subsidiaries lease office facilities, certain office and computer equipment, and vehicles under various operating leases;

•	We are party to various consulting agreements that carry payment obligations into future years;

•	We have obligations for purchase price guarantees remaining from the acquisition of 12Snap;

•	We previously issued convertible debentures with a face value of $23.2 million that are subject to conversion at future dates.

The following table sets forth our future minimum payments due under operating leases, vendor and consulting agreements, convertible stock agreements, and debt agreements:

	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Operating leases	$264	$249	$129	$3	$-	$-	$645
Vendor and consulting
agreements	253	30	-	-	-	-	283
Notes payable	50	-	-	-	-	-	50
Subsidiary acquisition
commitments	4,614	-	-	-	-	-	4,614
Convertible debentures	9,234	13,967	-	-	-	-	23,201
Total	$14,415	$14,246	$129	$3	$-	$-	$28,793

Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions will not have a material adverse effect on our financial position or operating results. We expense professional fees associated with our legal proceedings as they are incurred according to the terms negotiated between us and the respective professional who represents our interests. We have not accrued a loss contingency in relation to any of our pending litigation.

Electronic Frontier Foundation - In October 2007, we received a communication from the United States Patent and Trademark Office (USPTO) stating that a request by the Electronic Frontier Foundation for Ex-Parte Reexamination of U.S. Patent No. 6,199,048 (“the ‘048 patent”) had been granted. The reexamination was terminated in favor of NeoMedia when the U.S. Patent and Trademark office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate on February 17, 2009, which indicated allowability of the pending claims of the '048 patent.

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

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Currently the case has been stayed due to the reexamination of the ‘048 patent (see Electronic Frontier Foundation, above). Based on the USPTO’s, recent Notice of Intent to Issue Ex Parte Reexamination Certificate, we have provided the court with a joint summary status of the case.  We are now awaiting a status hearing date.

Rothschild Trust Holdings, LLC–On September 19, 2008, we were served a complaint by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009 we filed an answer to the complaint, and no discovery has taken place to date. We believe the complaint is without merit.

Scanbuy and Marshall Feature Recognition, LLC – On or around December 19, 2008, we received a complaint filed in the Eastern District of Texas by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) alleging infringement of certain patents. On January 8, 2009, we filed an answer denying infringement and asserting that the patents of Scanbuy and MFR are invalid. We believe the complaint is without merit.

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008 we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages of approximately $2.2 million from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint and investment by us and YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. At this time we are unable to determine a probable outcome in this matter.

Federal Aviation Administration - On November 25, 2008 we settled the outstanding claim in this matter for $7,500.

Note 13 - Retirement Plan

We sponsor a 401(k) retirement plan in which substantially all of our employees are eligible to participate.  Each year, participants may contribute from 1% to 100% of their pretax annual compensation as defined by the Plan, up to limits established by IRS regulations.  All amounts contributed by participants and earnings on these contributions are fully vested at all times.  The plan provides for matching and discretionary contributions by us, although no such contributions to the plan have been made to date.

Note 14 - Stock Based Compensation

We have five stock option plans, the 2005 Stock Option Plan (the “2005 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), 2003 Stock Incentive Plan (the “2003 Incentive Plan”), the 2002 Stock Option Plan (the “2002 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), collectively referred to as the “Option Plans”.  Options issued under these Option Plans have a term of 10 years.  The plans allow for exercise prices of options issued under the Option Plans to be set at amounts less than the fair market value per share of our common stock on the date of grant. Options may be granted with any vesting schedule as approved by the stock option committee, but generally the vesting periods range from 0 to 5 years.  Common shares required to be issued upon the exercise of stock options would be issued from our authorized and unissued shares.

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

On September 24, 2003, we adopted our 2003 Plan.  The 2003 Plan provides authority to our stock option committee to grant up to 150 million non-qualified stock options. As of December 31, 2008, options to purchase 28.9 million shares of common stock remained available for issuance under the 2003 Plan.

On October 31, 2003, the 2003 Incentive Plan was approved by the stock option committee.  Under the terms of the 2003 Incentive Plan, we reserved 30 million shares of common stock to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors.  As of December 31, 2008, 23.2 million shares of common stock remain available for issuance under the 2003 Stock Incentive Plan.

On June 6, 2002, we adopted our 2002 Plan.  The 2002 Plan provides for authority for the stock option committee of our Board of Directors to grant 10 million non-qualified stock options.  As of December 31, 2008, options to purchase 20,000 shares of common stock remained available for issuance under the 2002 Plan.

On March 27, 1998, we adopted the 1998 Plan, providing for authority of the stock option committee of our Board of Directors to grant options to purchase up to 8 million shares of our common stock.  As of December 31, 2008, options to purchase 165,450 shares of common stock remained available for issuance under the 1998 Plan.

As of December 31, 2008, we had a total of approximately 112.3 million shares of common stock reserved for future issuance under our stock option plans.

On February 1, 2007, we instituted a stock option repricing plan (the “Repricing”) as a retention tool to align our employees with our new vision. Under the Repricing, we repriced 50,178,750 stock options held by employees, contractors, and directors as follows: (i) options that were vested as of February 1, 2007, were repriced to $0.045 per share, which was the last sale price on February 1, 2007, (ii) options that were scheduled to vest during the remainder of 2007 were repriced to $0.075, (iii) options that vest during 2008 were repriced to $0.125, and (iv) options that vest during 2009 were repriced to $0.175. Options will continue to vest on their regular schedule, which generally is 25% upon the one-year anniversary of grant date and 25% on each subsequent anniversary date. As of December 31, 2008 23.3 million of these re-priced options are still outstanding

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007
Volatility	88.06-120.48%	96.15 - 115.05%
Expected dividends	-	-
Expected term (in years)	2.62	3
Risk-free rate	4.35%	4.35%

A summary of the transactions during the years ended December 31, 2008 and 2007 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercice	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at January 1, 2007	105,822	$0.20
Granted (exclusive of option repricing)	42,328	$0.03
Exercised	(1,639)	$0.01
Forfeited (exclusive of option repricing)	(31,000)	$0.25
Original options forfeited in connection with option repricing	(50,149)	-
Modified options granted in connection with option repricing	50,149	-
Outstanding at December 31, 2007	115,511	$0.08	$29	7.7
Exercisable at December 31, 2007	84,725	$0.06	$24	7

Outstanding at January 1, 2008	115,511	$0.08
Granted	56,194	$0.01
Forfeited	(71,968)	$0.06
Outstanding at December 31, 2008	99,737	$0.02	$-	8.1
Exercisable at December 31, 2008	57,839	$0.03	$-	7.1

During the year ended December 31, 2008 no options were exercised. During the year ended December 31, 2007, a total of 1,639,444 options, with an intrinsic value of $77,316 were exercised.  A summary of the status of our non-vested options as of December 31, 2008, and changes during the year ended December 31, 2008 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2008	30,786	$0.03
Granted	56,194	0.01
Vested	(22,530)	0.01
Forfeited	(22,552)	0.02
Nonvested at December 31, 2008	41,898	$0.01

Total stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to net stock-based compensation for the year ended December 31, 2008 was $1.8 million.  As of December 31, 2008, the total unrecognized compensation cost related to non-vested stock awards was $1.3 million net of expected forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

The following table summarizes information about our stock options outstanding as of December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average
	Number of	Remaining	Average	Number of	Exercise
Range of Exercise Prices	Shares	Life	Exercise Price	Shares	Price
	(in thousands)	(in years)		(in thousands)
$0.01 to $0.05	90,903	8.2	$0.02	49,390	$0.02
$0.06 to $0.10	6,339	6.3	$0.08	6,327	$0.08
$0.10 to $0.15	2,123	6.5	$0.13	2,122	$0.13
$0.15 to $0.20	372	7.2	$0.18	-	$-
	99,737	8.1	$0.02	57,839	$0.03

The following table summarizes information about our stock incentive plan for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008	2007
	(in thousands)
Shares issued under 2003 Stock Incentive Plan	500	1,299

Aggregate grant date fair value of shares issued	$17	$73

Expense recognized	$17	$73

Note 15 - Segment and Geographical Information

As of December 31, 2008, we were structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net sales and net loss from continuing operations for the years ended December 31, 2008 and 2007, and identifiable assets as of December 31, 2008 and 2007 by geographic area were as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Net Sales:
United States	$397	$547
Germany	649	1,317
	$1,046	$1,864
Net Loss from Continuing Operations:
United States	$(5,950)	$(31,484)
Germany	(1,746)	(420)
	$(7,696)	$(31,904)

	As of December 31,
	2008	2007
Identifiable Assets:
United States	$10,920	$12,875
Germany	568	649
	$11,488	$13,524

Note 16 - Subsequent Events

Extension of Maturity Date on March 2007 Debenture

On April 6, 2009, we entered into a letter agreement, effective on March 27, 2009, with YA Global to extended the maturity date of the March 27 2007 Debenture to July 29, 2010.

Amendment to Third Closing of July 29, 2008 Securities Purchase Agreement

On April 6, 2009, we entered into an amendment agreement with YA Global whereby the July 29, 2008 SPA was amended in order to reduce the value of the third secured convertible Debenture from $4,000,000 to $1,100,000, and third closing was broken down into two separate closings, the first occurred on April 6, 2009 in which YA Global purchased a secured convertible Debenture in the principal amount of $550,000. The second closing is an optional closing, at the sole discretion of YA Global. The date of the optional second closing is May 1, 2009. YA Global has the option (in its sole discretion) to purchase a secured convertible Debenture in the principal amount of $550,000.

The amendment modifies certain terms with respect to the reservation of shares and use of proceeds, and the Investor waived any event of default that may have occurred as a result of any breach by us of those provisions relating to the reservation of shares and use of proceeds under the SPA. The agreement requires us to appoint one additional member to our Board of Directors who shall be to the complete satisfaction of YA Global. We also granted YA Global a release from all causes of action, suits, debts claims and demands whatsoever known or unknown, at law, in equity or otherwise, which the Company ever had, now has or thereafter may have on or prior to April 6, 2009, and any claims for reasonable attorneys’ fees, penalties, liquidated damages, and indemnification for losses, liabilities and expenses, in consideration for YA Global’s accommodations made in the Amendment.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective as of December 31, 2008. In light of these material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this Annual Report. As a result of these procedures, we believe our Consolidated Financial Statements included in this Annual Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the period presented.

b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis.

Management evaluated our internal control over financial reporting as of December 31, 2008.  Management’s evaluation also included assessing the effectiveness of internal controls over financial reporting at NeoMedia Europe, AG, which was acquired by us on February 23, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to the existence of the following material weaknesses:

Entity Level Controls:

•
Our senior management did not establish and maintain a proper tone as to internal control over financial reporting.  Specifically, our senior management was unable, due to time constraints and senior management turnover, to promptly address control weaknesses brought to their attention throughout this and the previous year’s audit;

•
We, through our senior management, failed to maintain formalized accounting policies and procedures. Once implemented, the policies and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

•
The Company did not maintain an effective financial reporting process concerning our convertible debentures and warrants.  Senior management, in conjunction with a third party accounting valuation firm, is responsible for the valuation of all the Company’s convertible debentures and warrant financing.  These valuations are conducted in accordance with applicable U.S. GAAP and FASB pronouncements.  A material weakness in this valuation process exists due to senior management turnover in the finance department, a lack of consistent communication with our third party accounting valuation firm, and a lack of adequate internal controls over the analysis, review, and recording of these highly complex accounting and disclosure issues.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

c) Remediation

As of December 31, 2008, management would like to report that it has remediated the following material weaknesses noted in its December 31, 2007 Annual Report on Form 10-K:

•
We have named George O’Leary as the financial expert of the Audit Committee.  Mr. O’Leary’s background and experience meet the SEC’s criteria of a financial expert as outlined in its “Final Rule: Audit Committee Financial Expert Requirements”.

•
Spreadsheet controls at NeoMedia Europe have been instituted which assist in ensuring that financial data compiled and transmitted to our corporate headquarters is adequately safeguarded and complies with our Spreadsheet Control Policy.

d) Subsequent Changes in Internal Control over Financial Reporting

We have commenced efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2008. Although the remediation efforts are underway, the above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

ITEM 9B. Other Information

Since December 31, 2008 we have filed the following reports on Form 8-K:

•	On January 7, 2009 we filed a report on Form 8-K to disclose the appointment of Ms. Laura A. Marriott to our Board of Directors.

•	On April 13, 2009 we filed a report on Form 8-K to disclose entry into the following material definitive agreements:

o	Extension of the maturity date of our March 27, 2007 debenture with YA Global

o	Amendment of our July 29, 2009 SPA with YA Global on April 6, 2009

o	The sale of a debenture in the principal amount of $550,000 to YA Global on April 6, 2009

o	A waiver agreement with YA Global effective on December 31, 2008

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and officers, their business experience during the last five years, their ages and all positions and offices that they hold with us as of the date of this Annual Report.

Name	Age	Position
Iain A. McCready	47	Chief Executive Officer and Chairman
Michael W. Zima	51	Chief Financial Officer and Secretary
James J. Keil	81	Director
George G. O'Leary	46	Director
Laura A. Marriott	39	Director

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives. None of our directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the “Biographies of Officers and Directors” section below.

Election of Directors and Officers

Directors are elected at each annual meeting of shareholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Officers are elected annually by our Board of Directors and hold office at the discretion of our Board of Directors.  Our By-Laws permit our Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders and the due election and qualification of their successor.

Biographies of Officers and Directors

Iain A. McCready.  Mr. McCready joined the Company on May 22, 2008 as Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. McCready has extensive experience in successfully growing technology businesses. From October 2004 through November 2007, Mr. McCready served as Chief Executive Officer of Mobiqa, a world leader in mobile ticketing and mobile couponing solutions based on the creation, optimization, delivery and redemption of barcodes to mobile phones. From November 2003 through December 2007, Mr. McCready served as Non-Executive Chairman of Scolocate Limited, a provider of co-location and managed services to the IT marketplace, specializing in IT architecture, design and planning, project management and implementation services. From September 2003 through March 2004, Mr. McCready served as the Non-Executive Director of Concept Systems Limited, a leading supplier of advanced IT systems, solutions and services to the oil exploration and production industry. From January 2003 to November 2003, Mr. McCready served as the Interim Chief Operating Officer at Hanon Solution Limited. Prior to that, he served for twenty years at KSCL, Scotland’s largest software house (now part of Convergys), developing customer care and billing applications for the world’s leading mobile phone operators. Mr. McCready had held a number of positions during his tenure at KSCL including Chief Operating Officer and Customer Services Director.

Michael W. Zima.  Mr. Zima joined the Company on August 28, 2008 and was appointed Chief Financial Officer and Corporate Secretary on September 17, 2008. From 2006 to August 2008, Mr. Zima was a Senior Manager in the Consulting Division of Solomon Edwards Group, LLC, where he served a publicly traded television broadcasting company and a publicly traded enterprise software company, assisting both in SEC reporting matters. From 2004 to 2006, Mr. Zima served as a Senior Consultant with Horne Murdock Cole, where he served a publicly traded television broadcasting company assisting them with SEC reporting matters and a publicly traded textile manufacturing company assisting them with the implementation of SOX documentation and testing processes. From 2002 to 2004, Mr. Zima served as Director of Finance for a non-profit social service agency. From 1991 to 2002, Mr. Zima served as a senior financial executive for both publicly and privately held businesses. Mr. Zima began his career in public accounting in 1980, working for several firms including McGladrey & Pullen. Mr. Zima received his BBA from Emory University in 1980 and has been a Certified Public Accountant in Georgia since 1982.

James J. Keil.  Mr. Keil has been a Director of NeoMedia since August 6, 1996.  Mr. Keil currently is a member of the Compensation Committee, the Stock Option Committee and the Audit Committee.  Mr. Keil is founder and President of Keil & Keil Associates, now known as the Keil Partnership, a business and marketing consulting firm located in Washington, D.C., specializing in marketing, sales, document application strategies, recruiting and electronic commerce projects.  Prior to forming Keil & Keil Associates in 1990, Mr. Keil worked for 38 years at IBM Corporation and Xerox Corporation in various marketing, sales and senior executive positions.  From 1989-1995, Mr. Keil was on the board of directors of Elixir Technologies Corporation (a non-public corporation) and from 1990-1992 was the Chairman of its Board of Directors.  From 1992-1996, Mr. Keil served on the board of directors of Document Sciences Corporation.  Mr. Keil holds a B.S. degree from the University of Dayton and did Masters level studies at the Harvard Business School and the University of Chicago in 1961/62.

George G. O’Leary.  Mr. O’Leary was named to our Board of Directors in February 2007, and is currently the President of SKS Consulting of South Florida Corp.  Prior to assuming his duties with the Company, Mr. O’Leary was and still is a consultant to NeoGenomics (NGNM.OB) and was acting Chief Operating Officer from October 2004 to April 2005. He is currently a member the board of directors of NeoGenomics Inc. and ISONICS Corporation (ISON.OB), both of which are public companies. Prior to becoming a director of NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated (‘CRI”).  Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business for this major cable operator until it was sold to Time Warner.

Laura A. Marriott.  Ms. Marriott was named to our Board of Directors in January 2009. Ms. Marriott had recently served as President of the Mobile Marketing Association (“MMA”) since July 15, 2005 and prior to that, she served as Director of Marketing for Intrado, Inc. from April 1, 2003 through July 14, 2005.  Effective January 1, 2009, Ms. Marriott became President Emeritus and a member of the Board of Advisors of the MMA. During her tenure at MMA, the MMA membership experienced substantial growth, established global headquarters and regional chapters throughout the world, and developed guidelines for the industry. Earlier this year, she was named one of the industry’s Top 10 Women in Wireless by FierceMarkets. Laura has more than seventeen years of experience in the high-tech industry in the areas of business development, product management and marketing.

Legal Proceedings

None of the members of the Board or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Promoters and Control Persons

None.

CORPORATE GOVERNANCE

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee.  There is not a standing Nominating Committee, and there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Annual Report.

Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors.  The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence.  During the year ended December 31, 2008, Mr. George G. O’Leary Served as chairman of the Audit Committee. Mr. O’Leary is designated as a financial expert. Because of his consulting agreement with the company Mr. O’Leary was not independent. Mr. James J. Keil is an independent director and also served on the committee.

Compensation Committee – The Compensation Committee is responsible for recommending compensation and benefits for our executive officers to our Board of Directors and for administering our Incentive Plan for our management.  directors James J. Keil and George G. O’Leary were members of our Compensation Committee during 2008. Mr. O’Leary was not an independent director.

Stock Option Committee – The Stock Option Committee has responsibility for administering our stock option plans.  During 2008, the committee was comprised of directors James J. Keil and George G. O’Leary. Mr. O’Leary was not an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2008, Mr. George G. O’Leary did not timely file three Form 4s to report his beneficial ownership of additional shares and options granted in 2007 and additional shares and options granted twice in 2008.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC (included by reference hereto). This code of ethics applies to all of our directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.  A copy of the Company’s Code of Ethics is incorporated herein as Exhibit 14.1.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to those persons who were our Named Executive Officers during the year ended December 31, 2008:

					All
				Option	Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)

Iain A. McCready	2008	$168,893	$88,568	$48,682	$30,327	$336,470
Chief Executive Officer

Michael W. Zima	2008	$46,756	-	$1,864	$464	$49,084
Chief Financial Officer

Christian Steinborn	2008	$245,361	$-	$2,857	$15,190	$263,408
Chief Executive officer of	2007	$211,923	$-	$11,181	$13,579	$236,683
NeoMedia Europe, AG

William Hoffman	2008	$175,604	$48,000	$111,346	$149,862	$484,812
Former Chief Executive Officer	2007	$140,223	$68,800	$112,383	$3,054	$324,460

Narrative Disclosure To Summary Compensation Table

Iain A. McCready – Mr. McCready became our Chief Executive Officer on June 10, 2008. His employment is governed by an employment agreement as of that date which sets his annual salary at ₤160,000 British Pounds; a fixed bonus of ₤20,000 British Pounds; incentive bonuses based on criteria established by the Compensation Committee of up to ₤60,000 British Pounds; and an annual bonus in-lieu of his participation in our employee benefit programs of ₤6,095 British Pounds. During 2008, Mr. McCready received the pro-rata portion of his salary and employee benefit bonus, His Fixed bonus and one half of his Incentive Bonus. Mr. McCready’s employment agreement provided for the grants of two options to purchase our common stock. The first grant was made on the date of his employment for 16,025,643 shares with an exercise price of $0.01 per share and vesting equally over a 15 month period. The second grant was made on November 15, 2008 for 16,025,643 shares of our common stock with an exercise price of $0.01 per share and vesting on November 29, 2009. During 2008 we recorded $48,682 of expense related to these options under the provision of SFAS 123(R). All Other Compensation for Mr. McCready included amounts paid to him for consulting services prior to his employment in the amount of $30,327 and the pro-rata portion of his employee benefit bonus.

Mr. McCready is eligible to earn as additional incentive compensation a bonus upon a successful sale of the company on or before December 10, 2009. The bonus is payable in the amount of 2.5% of the sale proceeds, if the sale proceeds are at least $45 million but not to exceed $200 million.

Mr. McCready is also the Chairman of our Board of Directors but is not eligible to receive additional compensation in that capacity.

Michael W. Zima – Mr. Zima became our Chief Financial Officer on September 17, 2008. His employment is not governed by an employment agreement. Mr. Zima’s annual salary is $140,000 and he is eligible to receive a bonus of $10,000 based on his performance against specified objectives on the anniversary of his employment. During 2008 Mr. Zima received the pro-rata portion of his salary. Mr. Zima received two grants of options to purchase our common stock during 2008. The first grant was made on August 28, 2008, the date of his employment, prior to his promotion to Chief Financial Officer for 500,000 options to purchase shares of our common stock with an exercise price of $0.01 per share and vesting equally over a four year period. The second grant was made upon his promotion to Chief Financial Officer for 4,500,000 options to purchase shares of our common stock with an exercise price of $0.01 per share and vesting equally over a four year period. During 2008 we recorded $1,864 of expense related to these options under the provision of SFAS 123(R). All Other Compensation for Mr. Zima included amounts related to his participation in our employee benefit plans.

Christian Steinborn – Dr. Steinborn served as our Chief Operating Officer from October 1, 2007 until June 11, 2008. Dr. Steinborn continues to serve as the chief executive officer of our NeoMedia Europe, AG subsidiary. His employment is governed by an employment agreement which sets his annual salary at €160,000 Euros. Dr. Steinborn has received several stock option grants during his employment and is tenure as an officer. The first grant was made on December 23, 2006 for 400,000 shares with exercise prices ranging from $0.045 per share to $0.175 per share which vests 25% per year. On February 16, 2007 he entered in to an incentive option agreement under which he was eligible to earn up to 500,000 options to purchase shares of our common stock per year to purchase our common stock over each of the next four years. He earned the first allocation based on 2007 objectives and 500,000 of these options were vested and are exercisable at $0.047 per share. He has not earned the subsequent allocation based on 2008 objectives. On December 20, 2007, in connection with his promotion to Chief Operating Officer he was granted 1,600,000 options to purchase shares of our common stock with an exercise price of $0.011 per share and vesting equally over a four year period. Also on December 20, 2007 he entered in to an additional incentive option agreement under which he was eligible to earn and up to 400,000 options per year to purchase our common stock at an exercise price of $0.0105 per share over each of the next four years. He did not earn the allocation based on 2008 objectives. During 2008 and 2007, we recorded $2,857 and $11,181, respectively, of expense related to these options under the provision of SFAS 123(R). All Other Compensation for Dr. Steinborn includes the annual value of his company provided automobile.

William Hoffman – Mr. Hoffman was our Chief Executive Officer from June 18, 2007 until his resignation on May 22, 2008. His employment was governed by an employment agreement during the term of his employment and a severance agreement which covered the terms of his resignation. During his employment his annual salary was $250,000 per year and he was eligible to earn an annual incentive bonus of $150,000 to $250,000, payable quarterly with certain minimum guaranteed amounts during 2007. During 2008 and 2007 Mr. Hoffman received the pro-rata portions of his salary and bonus as determined by the Board of Directors. In 2008, the severance agreement prescribed a one-time payment of $94,000 during 2008 and four installment payments totaling $94,000 during late 2008 and early 2009. The pro-rata portions of the severance payments were paid to him in 2008 and are included in All Other Compensation. During the term of his employment his employment, he received grants of options and incentive options to purchase shares of our common stock. All of the options granted to him expired according to their terms in 2008 after his severance. As part of his severance agreement he was granted 10,000,000 options to purchase our common stock exercisable at $0.01 per share. These options were outstanding as of December 31, 2008 but expired unexercised on February 28, 2009. We recorded $111,346 and $112,383 of expense during 2008 and 2007, respectively, related to these options under the provision of SFAS 123(R) during 2008 and 2007. All Other Compensation for Mr. Hoffman also included amounts paid by us during 2008 and 2007, respectively, of $4,574 and $3,054 related to his participation in our employee benefit plans.

Outstanding Equity Awards at Year-End

The following table sets forth certain information relative to outstanding option awards held by the Named Executive Officers as of December 31, 2008:

Option Awards
				Equity Incentive Plan
				Awards: Number of
		Number of Securities Underlying		Securities Underlying	Option
		Unexercised Options		Unexercised	Exercise	Option
		Exercisable	Unexercisable	Unearned Options	Option Price	Option Expiration
Name		(#)	(#)	(#)	($)	Date
Iain A. McCready	(1)	7,478,632	8,547,011	-	$0.0100	6/10/2018
Chief Executive Officer	(2)	-	16,025,643	-	$0.0100	11/15/2018

Michael W. Zima	(3)	-	500,000	-	$0.0100	8/28/2018
Chief Financial Officer	(4)	-	4,500,000	-	$0.0100	9/17/2018

Christian Steinborn	(5)	100,000	-	-	$0.0450	2/23/2016
Chief Executive officer of	(5)	100,000	-	-	$0.0750	2/23/2016
NeoMedia Europe, AG	(5)	100,000	-	-	$0.1250	2/23/2016
	(5)	-	100,000	-	$0.1750	2/23/2016
	(6)	500,000	-	-	$0.0470	2/15/2017
	(6)	-	-	1,000,000	Various	2/15/2017
	(7)	400,000	1,200,000	-	$0.0110	12/19/2017
	(8)	-	-	1,200,000	$0.0105	12/19/2017

William Hoffman	(9)	10,000,000	-	-	$0.0100	2/28/2009
Former Chief Executive
Officer

(1) Mr. McCready’s option grant on June 10, 2008 vests in 15 equal monthly installments beginning on June 29, 2008 and will completely vest on August 29, 2009.

(2) Mr. McCready’s option grant on November 15, 2008 vests in its entirety on November 29, 2009.

(3) Mr. Zima’s option grant on August 28, 2008 vests over a 4 year period, 25% vesting on each subsequent anniversary date of the grant.

(4) Mr. Zima’s option grant on September 17, 2008 vests over a 4 year period, 25% vesting on each subsequent anniversary date of the grant.

(5) Mr. Steinborn’s option grant on December 23, 2006 vests over a 3 year period, 25% vesting on the grant date and 25% on each subsequent anniversary date of the grant.

(6) Mr. Steinborn’s incentive option plan entered into on February 16, 2007 originally provided for up to 2,000,000 options to purchase our shares. Each year 25% of the original incentive option plan could be earned and options vested based on the achievement of goals as determined by the Compensation Committee. It was determined that the first 25% increment of this plan, for options to purchase 500,000 shares, were earned and vested. It was determined that the second 25% increment of this plan was not earned. The exercise price of each portion of the options earned under this plan is established at the dated it is earned.

(7) Mr. Steinborn’s option grant on December 20, 2007 vests over a 4 year period, 25% vesting on each subsequent anniversary date of the grant.

(8) Mr. Steinborn’s incentive option agreement entered into on December 20, 2007 originally provided for up to 1,600,000 options to purchase our shares. Each year 25% of the original incentive option plan could be earned and options vested based on the achievement of goals as determined by the Compensation Committee. It was determined that the first 25% increment of this plan was not earned.

(9) Mr. Hoffman’s option grant on June 2, 2008 was fully vested at the time of issuance, and expired unexercised on February 28, 2009.

Additional Narrative Disclosure

Retirement Benefits

We offer a defined contribution plan in accordance with Section 401(K) of the Internal Revenue Code. Under the provisions of this plan eligible employees may defer a portion of their pre-tax compensation into the plan. However, we do not make any matching contributions to the plan.

Change in Control Agreements

Our Chief Executive Officer, Iain A. McCready is employed under the terms of an Employment Agreement dated June 10, 2008, whereby if he is terminated without cause, he is entitled to nine months' salary, currently valued at approximately $165,000; a prorated portion of any declared but unpaid incentive bonus; any earned sale bonus; and accelerated vesting of all the remaining unvested stock options.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors for the year ended December 31, 2008:

	Fees
	Earned or	(a)	(b)	All
	Paid in	Stock	Option	Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
James J. Keil	$36,500	$-	$-	$-	$36,500

George O'Leary	$-	$6,094	$11,470	$10,500	$28,064

Narrative To Director Compensation Table

Outside directors are currently compensated through a combination of cash and stock options.  For independent directors, our compensation policy for the year ended December 31, 2008 was as follows:

•	$1,500 as a monthly retainer for each independent member of the Board
•	$1,000 for each Board of Directors meeting attended in person;
•	$500 for each telephonic meeting attended;
•	$500 for each committee meeting attended (whether in person or telephonic); subject to
•	A maximum amount compensated per day of $1,000.

During 2008 Mr. O’Leary’s consulting firm, SKS Consulting of South Florida Corp. (“SKS”) received $10,500 for services provided under an agreement between SKS and us dated December 1, 2006. Due to our payments for these consulting services, Mr. O'Leary did not receive any director’s fee compensation during 2008. For further information, see Item 13 – Certain Relationships and Related Transactions and Director Independence. During 2008, SKS, Mr. O’Leary and Mr. Jay Bonk, an employee of SKS, received, for services provided by SKS, 580,536 shares of restricted common stock valued at $6,094 and 580,536 vested options exercisable at $0.04 per share, for which we recorded expense in 2008 of $11,470 as provided for under SFAS 123(R).

Ms. Laura A. Marriott joined our Board of directors on January 1, 2009 and did not receive any compensation in 2008.

Grants of Plan-based Awards

Not required for a smaller reporting company

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2009: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of April 1, 2009 there were 1,696,581,883 shares of our common stock outstanding:

	Common Stock
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class(1)

Directors and Named Executive Officers
Iain A. McCready (2) (3)	12,820,512	*
Michael W. Zima (2) (4)	-	*
Christian Steinborn (2) (5)	3,053,697	*
James J. Keil (2) (6)	5,000,000	*
George G. O'Leary (2) (7)	3,142,085	*
Laura A. Marriott (2) (8)	-	*
Officers and Directors as a Group (6 Persons) (9)	24,016,294	1.4%

Other Beneficial Owners
Apax Europe IV GP Co. Limited (10)	87,994,468	5.2%
Argo Global Capital, LLC (11)	87,810,775	5.2%
Total	175,805,243	10.4%

* Indicates less than 1%.

 (1) Applicable percentage of ownership is based on 1,696,581,883 shares of common stock outstanding on April 1, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of April 1, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 1, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock and Series C preferred stock are our only issued and outstanding classes of securities eligible to vote. Series C preferred stock is entitled to vote on an as-converted basis with holders of our common stock and each share of Series C preferred stock is eligible to vote the equivalent of 100,000 shares of common stock. However the holders of our Series C  preferred stock are subject to contractual limitations in regards to their beneficial ownership, including their ability to exercise their voting rights, to the extent that they can not exceed 4.99% combined beneficial ownership. If YA Global were to declare us in default or if they issue a notice waiving the 4.99% limitation, upon 65 days notice, and comply with the SEC’s beneficial ownership reporting requirements for affiliates, they would be able to vote their Series C preferred stock on an as-converted basis.

(2) Address of the referenced individual is c/o NeoMedia Technologies, Inc., Two Concourse Parkway, Suite 500, Atlanta, GA, 30328.

(3) Iain A. McCready is our Chief Executive Officer and Chairman of our Board of Directors.  Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2009.

(4) Michael W. Zima is our Chief Financial Officer. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2009.

(5) Christian Steinborn is Chief Executive officer of our subsidiary NeoMedia Europe, AG.  Ownership includes 1,753,697 shares of common stock and 1,300,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2009.

 (6) James J. Keil is a member of our Board of Directors.  Ownership includes 2,500,000 shares of common stock and 2,500,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2009.

(7) George O'Leary is a member of our Board of Directors.  Ownership includes 1,022,128 shares owned by SKS Consulting of South Florida Corp, a company that Mr. O'Leary currently serves as President, and 340,676 shares owned by Mr. Jay Bonk, an employee of SKS Consulting of South Florida Corp., 1,388,652 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2009, and 390,729 shares of common stock issuable upon exercise of stock options in the name of Mr. Bonk that are exercisable within 60 days of April 1, 2009.

(8) Ms. Laura Marriott is a member of our Board of Directors. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 1, 2009.

(9) Includes an aggregate of 17,331,517 options to purchase shares of common stock which will have vested within 60 days of April 1, 2009 and 5,616,401 shares owned directly by our named executive officers and directors.

(10) This information is based solely on a review of Schedule 13G filed with the SEC by Apax Global Europe IV GP Co. Limited. The address of Apax Global Europe IV GP Co. Limited is P.O. Box 63, St Peter Port, Guernsey, Channel Islands, GY16JL.

(11) This information is based solely on a review of Schedule 13G filed with the SEC by Argo Global Capital, LLC. The address of Argo Global Capital, LLC is 601 Edgewater Drive, Suite 345, Wakefield, Massachusetts 01880.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In December 2006, we entered into a 25 month consulting agreement with SKS Consulting of South Florida Corp., whereby we paid SKS for services rendered by our director Mr. O’Leary and an employee of SKS, Mr. Bonk. Payments under this agreement in the form of cash, shares of our common stock and stock options are described in Item 12 above.

Director Independence

As of December 31, 2008 Mr. Keil was an independent director. Because of his consulting arrangement through SKS Mr. O’Leary was not independent. Mr. Iain McCready, our Chief Executive Officer and Chairman of the Board of Directors, is not independent. Upon joining our Board of Directors on January 1, 2009 Ms. Marriott was independent.

ITEM 14. Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed by our independent auditors, Kingery & Crouse, P.A., for the audit of our annual consolidated financial statements for the year ended December 31, 2008 and for the review of our quarterly financial statements during 2008 were $133,600. The aggregate fees billed for the audit of our annual consolidated financial statements for the year ended December 31, 2007 and for the review of our financial statements for the quarter ended September 30, 2007 were $130,000. The aggregate fees for other products and services, primarily related to review of prior filings and workpapers to transition from our prior auditors during the year ended December 31, 2007 were $2,000. During 2007 we paid our predecessor auditors $163,000 for reviews of our financial statements for the quarters ended March 31,2007 and June 30, 2007.

Audit Committee Pre-approval

The Audit Committee of our Board of Directors approves all non-audit services provided by our primary accountants.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/96
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/96
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/96
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/96
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/96
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/96
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/96
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/96
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.90	11/25/96
3.1	Form of By-laws of DevSys Migration, Inc.		SB-2	3.10	11/25/96
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/96
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/96
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/96
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/96
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/96

10.1	Second Agreement and Amendment to Consulting Agreement between NeoMedia and Thornhill Capital, dated July 22, 2005		S-3/A	10.3	1/30/06
10.2	Standby Equity Distribution Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.1	4/1/05
10.3	Placement Agent Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.2	4/1/05
10.4	Escrow Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.3	4/1/05
10.5	Registration Rights Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.4	4/1/05
10.6	Promissory Note, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05
10.7	Security Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05
10.8	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/05

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.9	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/05
10.10	Definitive Merger Agreement between NeoMedia and Mobot		8-K	16.10	2/10/06
10.11	Definitive Sale and Purchase Agreement between NeoMedia and 12Snap		8-K	16.10	2/14/06
10.12	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.10	2/21/06
10.13	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.10	2/22/06
10.14	Promissory Note, dated October 18, 2004, between NeoMedia and Cornell Capital Partners		S-3/A	10.26	1/30/06
10.15	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/06
10.16	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/06
10.17	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/06
10.18	Warrant, dated February 17, 2006		8-K	10.4	2/21/06
10.19	Warrant, dated February 17, 2006		8-K	10.5	2/21/06
10.20	Warrant, dated February 17, 2006		8-K	10.6	2/21/06
10.21	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/06
10.22	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/06
10.23	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06
10.24	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/06
10.25	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.30	8/30/06
10.26	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.40	8/30/06
10.27	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.50	8/30/06
10.28	A Warrant, dated August 24, 2006		8-K	10.60	8/30/06
10.29	B Warrant, dated August 24, 2006		8-K	10.70	8/30/06
10.30	C Warrant, dated August 24, 2006		8-K	10.80	8/30/06
10.31	D Warrant, dated August 24, 2006		8-K	10.9	8/30/06
10.32	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06
10.33	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/06
10.34	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/06
10.35	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/06
10.36	Letter of intent amongst the Company, Global Emerging Markets, and Jose Sada		8-K	16.1	8/31/06
10.37	Termination Agreement between NeoMedia Technologies, Inc, and Cornell Capital Partners, LP		S-3/A	10.53	1/30/07
10.38	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/06
10.39	Agreement between NeoMedia and FMS		8-K	16.1	12/7/06

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.40	Escrow agreement amongst NeoMedia, Mobot, FMS, and Kirkpatrick and Lockhart Nicholson Graham LLP		8-K	16.2	12/7/06
10.41	Description of Special Preference Stock		8-K	16.3	12/7/06
10.42	Promissory note payable from NeoMedia to FMS		8-K	16.4	12/7/06
10.43	License agreement between NeoMedia and Mobot		8-K	16.50	12/7/06
10.44	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.10	1/8/07
10.45	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.20	1/8/07
10.46	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.30	1/8/07
10.47	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.40	1/8/07
10.48	A Warrant, dated December 29, 2006		8-K	10.50	1/8/07
10.49	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/07
10.50	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/07
10.51	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/07
10.52	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/07
10.53	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/07
10.54	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/07
10.55	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/07
10.56	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/07
10.57	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/07
10.58	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/07
10.59	Amendment Agreement III to Sale and Purchase Agreement between NeoMedia and certain former shareholders of 12Snap AG, dated March 16, 2007		8-K	10.1	3/22/07
10.60	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/07
10.61	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/07
10.62	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/07
10.63	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/07
10.64	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/07
10.65	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/07
10.67	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/07
10.68	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/07

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.69	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/07
10.70	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.10	3/27/07
10.71	Sale and Purchase Agreement between NeoMedia and Bernd M. Michael		8-K	10.1	4/6/07
10.72	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/07
10.73	Full and Final Settlement Agreement, dated August 14, 2007, by and between NeoMedia, Wayside and Tesscourt		8-K	99.1	8/17/07
10.74	Letter of intent between NeoMedia Technologies, Inc. and Greywolf Entertainment, Inc.		8-K	16.1	8/21/07
10.75	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/07
10.76	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/07
10.77	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/07
10.78	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/07
10.79	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/07
10.80	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/07
10.81	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/07
10.82	Sale and Purchase Agreement between NeoMedia and Greywolf Entertainment, Inc., dated October 26, 2007		8-K	10.1	11/5/07
10.83	Definitive purchase agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	10.1	11/7/07
10.84	Distribution agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	16.1	11/7/07
10.85	Sale of the Assets of the Micro Paint Repair Business Unit.		8-K	10.1	11/21/07
10.86	Share Purchase and Transfer Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/08
10.87	Arbitration Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/08
10.88	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/08
10.89	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/08
10.90	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/08
10.91	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/08
10.92	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/08

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.93	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/08
10.94	Resignation Letter, effective May 22, 2008, executed by William Hoffman		8-K	10.6	6/5/08
10.95	Settlement Agreement and Release, dated June 2, 2008, by and between the Company and Frank J. Pazera		8-K	10.7	6/5/08
10.96	Resignation Letter, effective May 22, 2008, executed by Frank J. Pazera		8-K	10.8	6/5/08
10.97	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/08
10.98	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/08
10.99	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/08
10.100	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/08
10.101	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/08
10.102	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/08
10.103	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/08
10.104	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/08
10.105	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/08
10.106	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/08
10.107	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/08
10.108	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.10	8/4/08
10.109	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/08
10.110	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/08
10.111	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/08
10.112	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/09
10.113	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/09
10.114	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/09

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.115	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/09
14	Code of Professional Ethics		10-K	14.1	4/3/07
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Kingery & Crouse, P.A.	X
31.1	Rule 13 a – 14 (a) Certificate of the Chief Executive Officer	X
31.2	Rule 13 a – 14 (a) Certificate of the Chief Financial Officer	X
32.1	Section 1350 Certificate of the Chief Executive Officer	X
32.2	Section 1350 Certificate of the Chief Financial Officer	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: April 14, 2009

	By:	/s/ Iain A. McCready
Iain A. McCready
Chief Executive Officer

/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2009
.
Signatures	Title	Date

/s/ Iain A. McCready	Chief Executive Officer, principal executive officer	April 14, 2009
Iain A. McCready	and Director

/s/ Michael W. Zima	Chief Financial Officer, principal finanial and	April 14, 2009
Michael W. Zima	accounting officer

/s/ James J. Keil	Director	April 14, 2009
James J. Keil

/s/ George G. O’Leary	Director	April 14, 2009
George G. O’Leary

/s/ Laura Marriott	Director	April 14, 2009
Laura Marriott