Form 10-Q
period 2009-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2009-05-15
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The number of outstanding shares of the registrant’s Common Stock on May 7, 2009 was 1,799,867,143.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2009

 FORWARD LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to NeoMedia Technologies, Inc, a Delaware corporation, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, the ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I -- FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$230	$1,259
Trade accounts receivable, net of allowance for doubtful
accounts of $0 and $0, respectively	153	102
Inventories, net of allowance for obsolete & slow-moving
inventory of $61and $80 respectively	93	117
Prepaid expenses and other current assets	498	544
Total current assets	974	2,022

Property, equipment and leasehold improvements, net	86	79
Goodwill	3,418	3,418
Proprietary software, net	2,572	2,738
Patents and other intangible assets, net	2,218	2,293
Cash surrender value of life insurance policies	472	508
Other long-term assets	437	430
Total assets	$10,177	$11,488

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$543	$134
Taxes payable	11	7
Accrued expenses	6,532	5,787
Deferred revenues and customer prepayments	318	403
Notes payable	24	50
Accrued purchase price guarantee	4,614	4,614
Deferred tax liability	706	706
Derivative financial instruments - warrants	34,470	1,189
Derivative financial instruments - debentures payable	72,797	26,256
Debentures payable - carried at amortized cost	11,311	11,227
Debentures payable - carried at fair value	42,924	19,892
Total current liabilities	174,250	70,265

Commitments and contingencies (Note 7)

Series C convertible preferred stock, $0.01 par value, 30,000 shares authorized, 18,736 and 19,144 shares issued and outstanding,
liquidation value of $18,736 and $19,144	18,736	19,144

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 1,711,271,614 and
1,375,056,229 shares issued and 1,708,120,345 and 1,371,904,960 outstanding,
respectively	17,081	13,719
Additional paid-in capital	120,612	120,430
Accumulated deficit	(319,680)	(211,305)
Accumulated other comprehensive loss	(43)	14
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ deficit	(182,809)	(77,921)
Total liabilities and shareholders’ deficit	$10,177	$11,488

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

`	Three Months Ended
	March 31,	March 31,
	2009	2008

Net sales	$490	$264
Cost of sales	527	313
Gross deficit	(37)	(49)

Sales and marketing expenses	286	628
General and administrative expenses	923	1,290
Research and development costs	324	562

Operating loss	(1,570)	(2,529)

Gain on extinguishment of debt	-	4
Gain (loss) from change in fair value of hybrid financial instruments	(23,031)	1,344
Gain (loss) from change in fair value of warrants	(33,281)	2,032
Gain (loss) from change in fair value of debentures	(47,654)	3,360
Other interest expense, net	(1,063)	(173)

Income (loss) from continuing operations	(106,599)	4,038

Loss from discontinued operations	-	(445)

Net income (loss)	(106,599)	3,593

Dividends on convertible preferred stock	(375)	(399)

Net income (loss) attributable to common shareholders	(106,974)	3,194

Comprehensive income (loss):
Net income (loss)	(106,599)	3,593
Other comprehensive loss:
Foreign currency translation adjustment	(57)	-

Comprehensive income (loss)	$(106,656)	$3,593

Net income (loss) per share, basic:
Continuing operations	$(0.07)	$0.00
Discontinued operations	$-	$(0.00)
Net income (loss) per share, basic	$(0.07)	$0.00

Net income (loss) per share, fully diluted:
Continuing operations	$(0.07)	$0.00
Discontinued operations	$-	$(0.00)
Net income (loss) per share, fully diluted	$(0.07)	$0.00

Weighted average number of common shares:
Basic	1,503,082,652	1,028,798,182
Fully diluted	1,503,082,652	9,570,919,928

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the three months ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Income (loss) from continuing operations	$(106,599)	$3,593
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	-	445
Depreciation and amortization	261	269
Loss on sale of assets	-	84
Gain on early extinguishment of debt	-	(4)
(Gain) loss from change in fair value of hybrid financial instruments	23,031	(1,344)
(Gain) loss from change in fair value of warrants	33,281	(2,032)
(Gain) loss from change in fair value of debentures	47,654	(3,360)
Other interest expense, net	1,063	187
Stock-based compensation expense	80	359
Decrease/ (increase) in value of life insurance policies	36	-

Changes in operating assets and liabilities
Trade and other accounts receivable	(51)	246
Inventories	24	(22)
Prepaid expenses and other assets	39	26
Accounts payable and accrued liabilities	172	(127)
Deferred revenue and other current liabilities	(111)	16
Net cash used in operating activities	(1,120)	(1,664)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(24)	(66)
Loans repaid from subsidiaries	-	289
Expenses of discontinued operations	-	(445)
Proceeds from sale of investments	-	750
Payment of purchase price guarantee obligations	-	(14)
Net cash used in investing activities	(24)	514

Cash Flows from Financing Activities:
Repayment of notes payable	-	(29)
Net proceeds from exercise of stock options	116	-
Net cash provided by (used in) financing activities	116	(29)

Effect of exchange rate changes on cash for continuing operations	(1)	(16)

Net Increase (Decrease) in cash and cash equivalents from continuing operations	(1,029)	(1,195)

Cash and cash equivalents, beginning of period	1,259	1,415
Cash and cash equivalents, end of period	$230	$220

Supplemental cash flow information:
Interest paid during the period	$1	$14
Accretion of dividends on Series C Convertible Preferred Stock	375	399
Series C Convertible Preferred Stock converted to common stock	408	225
Deemed dividend on preferred stock conversions	1,776	21
Derivative liability settled by preferred stock conversions	1,113	60

The accompanying notes are an integral part of the consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - General

Business – NeoMedia utilizes the mobile phone by leveraging barcodes (printed symbols) as a seamless mechanism to link brands, advertisers, carriers, retailers and consumers using the power of the mobile internet.

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

Going Concern – We have historically incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern.  Net income (loss) from continuing operations for the three months ended March 31, 2009 and 2008 was ($106.6) million and $4.0 million, respectively.  Net cash used for operations during the same periods was $1.1 million and $1.7 million, respectively. We also have an accumulated deficit of $319.2 million and a working capital deficit of $173.3 million as of March 31, 2009, of which $107.3 million relates to the fair value of hybrid and derivative financial instruments, and $54.2 million relates to the carrying value of debentures, much of which is related to the derivative value of our financing instruments.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months.  We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  We believe that we can obtain additional financing, but in the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. In 2009 we have received $1.0 million in financing from YA Global Investments, L.P (“YA Global”). Should YA Global choose not to provide us with capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through May 31, 2009.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation –– The accompanying condensed balance sheet as of December 31, 2008, which was derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2009 and 2008, have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The net effect of discontinued operations is reported separately from the results of our continuing operations.  Operating results for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Basic and Diluted Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2009, we reported a net loss per share, and as such basic and diluted loss per share were equivalent. We have excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive. During the three months ended March 31, 2008, we reported net income per share and included all convertible shares in the fully diluted net income per share calculation. The shares included and excluded from the calculation of net income (loss) per share for the three months ended March 31, 2009 and 2008 are detailed in the table below:

	As of March 31,
	2009	2008

Outstanding stock options	103,136,856	116,096,867
Outstanding warrants	1,010,370,834	504,775,000
Convertibile debt	2,170,996,000	4,429,763,074
Convertible preferred stock	1,173,701,000	3,491,486,805
	4,458,204,690	8,542,121,746

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

Note 3 – Discontinued Operations

MicroPaint Repair, 12Snap & Telecom Services – During 2006, we acquired and in 2007 we subsequently disposed of our Micro Paint Repair (MPR), 12Snap, Mobot and Sponge business units. During the three months ended March 31, 2008, we incurred wind-down expenses related to these discontinued businesses, as shown below (in thousands). There is no tax expense or benefit to report as a result of our net operating loss carry forward tax position.

`	Micro Paint Repair	12Snap	Other	Total

Loss from discontinued operations	$(324)	$(92)	$(29)	$(445)

Note 4 – Financing

On February 17, 2006, the Company issued Series C convertible preferred stock to YA Global, an accredited investor,  and between August 24, 2006 and October 28, 2008, has entered into ten secured convertible debentures with YA Global. In addition, in connection with these debentures and preferred stock, the Company also issued common stock warrants to YA Global. The significant terms of the Series C convertible preferred stock, the convertible debentures and the warrants are set out in Note 5 to our December 31, 2008 consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008, and are summarized below.

Series C Convertible Preferred Stock - On February 17, 2006, we issued 22,000 shares of $1,000 Series C 8% convertible preferred stock, with a face value of $22,000,000, to YA Global. The Series C convertible preferred stock is convertible into our common stock at the lower of $0.02 per share, or 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date.

As of March 31, 2009, YA Global has converted 3,264.1 shares of the original 22,000 shares of Series C preferred stock, leaving 18,735.9 shares, with a face value of $18,735,900, outstanding, as follows:

Series C Shares
Conversion Date	Converted	Common Shares Issued
		(in thousands)

Prior Years	2,856.1	448,228
1/13/2009	33.0	30,000
2/5/2009	22.0	20,000
2/11/2009	22.0	20,000
2/19/2009	156.0	120,000
3/4/2009	91.0	70,000
3/25/2009	84.0	64,615

	3,264.1	772,843

On April 1, 2009 and April 23, 2009, a further 150 shares and 162 shares, respectively, of our Series C preferred stock were converted into 38.5 million and 36.8 million shares, respectively of common stock.

Secured Convertible Debentures - The underlying agreements for each of the debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of trading days prior to conversion. All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture with YA Global and which provides YA Global with a security interest in substantially all of our assets.

The table below summarizes the significant terms of each of the debentures:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Preceding Period
	Face		Interest	Fixed		Preceding
Debenture Issue Date	Amount	Maturity	Rate	Price	%	Period

August 24, 2006	$5,000,000	7/29/2010	10%	$0.01	90%	30 Days
December 29, 2006	2,500,000	7/29/2010	10%	$0.01	90%	30 Days
March 27, 2007	7,458,651	7/29/2010	13%	$0.01	90%	30 Days
August 24, 2007	1,775,000	8/24/2009	14%	$0.01	80%	10 Days
April 11, 2008	390,000	4/11/2010	15%	$0.01	80%	10 Days
May 16, 2008	500,000	5/16/2010	15%	$0.01	80%	10 Days
May 29, 2008	790,000	5/30/2010	15%	$0.01	80%	10 Days
July 10, 2008	137,750	7/1/2010	15%	$0.01	80%	10 Days
July 29, 2008	2,325,000	7/29/2010	14%	$0.02	95%	10 Days
October 28, 2008	2,325,000	7/29/2010	14%	$0.02	95%	10 Days

April 6, 2009	550,000	7/29/2010	14%	$0.02	95%	10 Days
May 1, 2009	550,000	7/29/2010	14%	$0.02	95%	10 Days

The debentures issued prior to May 29, 2008 were originally issued with higher fixed exercise prices but because those debentures include full-ratchet anti-dilution provisions, their fixed conversion price was reduced to $0.01 as of May 29, 2008.

Effective September 24, 2008, the maturity dates of the August 24, 2006 and December 29, 2006 debentures, which originally matured after two years, were extended to July 29, 2010. On April 6, 2009 (effective March 27, 2009) the maturity date of the March 27, 2007 debenture was extended to July 29, 2010.

On July 29, 2008, we entered into a Securities Purchase Agreement (the “July 29 SPA”) with YA Global in the principal amount of $8,650,000.  The July 29 SPA provided for the amount to be drawn through three separate secured convertible debentures in the amounts of $2,325,000, $2,325,000, and $4,000,000 respectively. The first and second debentures were issued on July 29, 2008 and October 28, 2008. Upon the achievement of certain milestones, the remaining debenture was scheduled to be issued no earlier than January 1, 2009.  On April 6, 2009, we entered into an Amendment Agreement to the July 29 SPA, whereby the third scheduled debenture was reduced from $4,000,000 to $1,100,000, and was divided into two separate closings of $550,000 each, on April 6, 2009 and May 1, 2009.  In connection with these two debentures, YA Global retained fees for each debenture of $50,000, resulting in net proceeds to us of $500,000 for each debenture.

Default Events and Waiver - As of August 23, 2008, we were in default on our August 23, 2006 Convertible Debenture due to non-payment of principal and interest in accordance with the terms of the agreement. On September 24, 2008, we entered into a Letter Agreement with YA Global which extended the maturity dates of the August 24, 2006 and the December 29, 2006 debentures to July 29, 2010. The extension was considered a one-time extension for the specific period indicated but was not considered a waiver of existing events of default.  However, a waiver was subsequently obtained from YA Global, effective as of December 31, 2008, which waiver is discussed further below.

All the debentures with YA Global contain provisions for acceleration of principal and interest upon default.  Certain of the debentures also contain default interest rates and conversion prices, as follows:

	April 11, 2008	May 16, 2008	May 29, 2008	July 10, 2008	July 29, 2008	October 28, 2008

Default interest rate	24%	24%	24%	24%	20%	20%
Convertible into our common stock at the lower of:
Fixed conversion price	$0.01	$0.01	$0.01	$0.01	$0.02	$0.02
or percentage of VWAP	80%	80%	50%	50%	50%	50%
for days preceding conversion	10 days	10 days	10 days	10 days	10 days	10 days

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

Fair Value Considerations - In accordance with FAS 133 we determined that the conversion features of the Series C convertible preferred stock, and the August 2006, December 2006, July 2008 and October 2008 Debentures met the criteria of embedded derivatives and that the conversion features of these instruments needed to be bifurcated and accounted for as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income.  As permitted by FAS 155, we have elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the Debentures charged or credited to income each period.

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

Embedded Derivative Instruments – Series C Preferred Stock and August 2006 and December 2006, July 2008 and October 2008 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FAS 133, the compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions used as of March 31, 2009 included exercise estimates/behaviors and the following other significant estimates:

	Series C Convertible Preferred Stock	August 24, 2006 Debenture	December 29, 2006 Debenture	July 10, 2 008 Debenture	July 29, 2008 Debenture	October 28, 2008 Debenture

Conversion prices	$0.020	$0.010	$0.010	$0.010	$0.020	$0.020
Remaining terms (years)	1.33	1.33	1.33	1.28	1.33	1.33
Equivalent volatility	248%	248%	248%	238%	248%	248%
Equivalent interest-risk adjusted rate	11.00%	14.35%	14.41%	11.15%	10.47%	10.99%
Equivalent credit-risk adjusted yield rate	16.32%	16.95%	16.95%	16.95%	16.95%	16.95%

Equivalent amounts reflect the net results of multiple modeling simulations that the Flexible Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the calculation are highly subjective and subject to interpretation.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the 30 day or 10 day prior period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time.  If the calculated conversion price results in a ratio which deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo model used for valuation purposes.  On March 31, 2009, the fixed conversion price for each of the debentures was lower than the calculated variable conversion price.  Accordingly, the fixed conversion price was used in the Monte Carlo valuation model.  This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FAS133) or the fair value of the hybrid instrument (for instruments recorded under FAS155).

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures - The March 2007, August 2007, April 11, 2008, May 16, 2008 and May 29, 2008 convertible debentures are recorded in accordance with SFAS 155 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value recognized in earnings. These financial instruments are valued using the common stock equivalent approach. The common stock equivalent is calculated using the shares indexed to the debentures valued at the market price of our stock and the present value of the coupon.

Current Period Valuations - For the Series C Convertible Preferred Stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. For these instruments and the July 2008 and October 2008 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked to market each reporting period.

The March 2007, August 2007, April 2008 and May 2008 debentures were each initially recorded at their full fair value pursuant to FAS 155. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

The face value and the carrying value or fair value, as appropriate, of each instrument as of March 31, 2009 and December 31, 2008 was:

	Face	Carrying
March 31, 2009	Value	Value	Fair value	Total
	(in thousands)

Series C Convertible Preferred Stock	$18,736	$18,736	$-	$18,736

August 2006 debenture	$5,000	$5,000	$-	$5,000
December 2006 debenture	2,500	2,500	-	2,500
March 2007 debenture	7,459	-	29,502	29,502
August 2007 debenture	1,775	-	6,858	6,858
April 2008 debenture	390	-	1,531	1,531
May 16 ,2008 debenture	500	-	1,952	1,952
May 29, 2008 debenture	790	-	3,081	3,081
July 10, 2008 debenture	137	113	-	113
July 29, 2008 debenture	2,325	1,832	-	1,832
October 23, 2008 debenture	2,325	1,866	-	1,866
Total	$23,201	$11,311	$42,924	$54,235

	Face	Carrying
December 31, 2008	Value	Value	Fair value	Total
	(in thousands)

Series C Convertible Preferred Stock	$19,144	$19,144	$-	$19,144

August 2006 debenture	$5,000	$5,000	$-	$5,000
December 2006 debenture	2,500	2,500	-	2,500
March 2007 debenture	7,459	-	13,478	13,478
August 2007 debenture	1,775	-	3,217	3,217
April 2008 debenture	390	-	736	736
May 16 ,2008 debenture	500	-	955	955
May 29, 2008 debenture	790	-	1,506	1,506
July 10, 2008 debenture	137	109	-	109
July 29, 2008 debenture	2,325	1,785	-	1,785
October 23, 2008 debenture	2,325	1,833	-	1,833
Total	$23,201	$11,227	$19,892	$31,119

The following table reflects the number of common shares (in thousands) into which the Series C preferred stock and debentures are convertible and the fair values of the embedded conversion features in those debentures that are carried at amortized cost, at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Common	Embedded	Common	Embedded
	Stock	Conversion	Stock	Conversion
	Shares	Feature	Shares	Feature

Series C Convertible Preferred Stock	1,173,701	$36,854	21,456,650	$10,728
August 24, 2006 Debenture	500,000	19,335	5,555,556	7,260
December 29, 2006 Debenture	333,356	9,721	3,703,957	3,556
March 27, 2007 Debenture	745,865	n/a	8,287,390	n/a
August 24, 2007 Debenture	177,500	n/a	1,972,222	n/a
April 11, 2008 Debenture	39,000	n/a	433,333	n/a
May 16, 2008 Debenture	50,000	n/a	555,556	n/a
May 29, 2008 Debenture	79,000	n/a	877,778	n/a
July 10, 2008 Debenture	13,775	414	153,056	158
July 29, 2008 Debenture	116,250	3,242	2,325,000	2,327
October 23, 2008 debenture	116,250	3,231	2,325,000	2,227
	3,344,697	$72,797	47,645,498	$26,256

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C convertible stock was convertible as of March 31, 2009 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate ($.02) or the market price multiplied by the average ratio of market price to conversion price over the term of the note. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of March 31, 2009 was calculated as the face value of each instrument divided by the conversion price as of March 31, 2009.

The March 2007, August 2007, April 2008 and May 2008 debentures are carried in their entirety at fair value in accordance with FAS 155 and the value of the embedded conversion feature is effectively embodied in those fair values.

Changes in the fair value of convertible instruments that are carried at fair value (the March 2007 Debenture, August 2007 Debenture, April 2008 Debenture and May 2008 Debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statement of operations. The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value under FAS 155:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

March 27, 2007 debenture	$(16,025)	$(1,079)
August 24, 2007 debenture	(3,641)	(265)
April 11, 2008 debenture	(795)	-
May 16, 2008 debenture	(997)	-
May 29, 2008 debenture	(1,573)	-
Total	$(23,031)	$(1,344)

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of debentures” in the accompanying consolidated statement of operations. The following represents a reconciliation of the changes in fair value of these derivative financial instruments recorded under FAS 133:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Series C Convertible Preferred Stock	$(27,240)	$947
August 24, 2006 debenture	(12,075)	1,609
December 29, 2006 debenture	(6,165)	804
July 10, 2008 debenture	(256)	-
July 29, 2008 debenture	(914)	-
October 23, 2008 debenture	(1,004)	-
Total	$(47,654)	$3,360

Warrants - YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C convertible preferred stock. The warrants are exercisable at the lower of a fixed exercise price or a specified percentage of the current market price. From time to time, the fixed exercise prices of the warrants held by YA Global have been reduced as an inducement for YA Global to enter into subsequent financing arrangements.  In addition to the warrants issued to YA Global, certain other warrants have been issued to consultants and other service providers.

The warrants issued to YA Global and others do not meet all of the established criteria for equity classification in EITF Issue 00-19 and, accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income or expense each period.

A summary of the warrants outstanding (in thousands) follows:

			March 31, 2009		December 31, 2008
			Common		Common
	Exercise	Expiration	Stock	Fair	Stock	Fair
	Price	Date	Warrants	Value	Warrants	Value

Series C Convertible Preferred Stock	$0.0200	2/17/2011	75,000	$2,385	75,000	$23
August 24, 2006 debenture	0.0200	8/24/2011	175,000	5,863	175,000	193
December 29, 2006 debenture	0.0200	12/29/2011	42,000	1,420	42,000	50
March 27, 2007 debenture	0.0200	3/27/2012	125,000	4,213	125,000	150
August 24, 2007 debenture	0.0200	8/24/2012	75,000	2,535	75,000	90
April 11, 2008 debenture	-		-	-	-	-
May 16, 2008 debenture	0.0175	5/16/2015	7,500	266	7,500	10
May 29, 2008 debenture	0.0100	5/29/2015	50,000	1,775	50,000	70
July 10, 2008 debenture	-		-	-	-	-
July 29, 2008 debenture	0.0200	7/29/2015	100,000	3,540	100,000	134
July 29, 2008 debenture	0.0400	7/29/2015	100,000	3,510	100,000	134
July 29, 2008 debenture	0.0500	7/29/2015	125,000	4,375	125,000	167
July 29, 2008 debenture	0.0750	7/29/2015	125,000	4,400	125,000	167
October 23, 2008 debenture				-	-	-
Other warrants	0.011-3.45	Various	6,871	188	8,471	1
Total			1,006,371	$34,470	1,007,971	$1,189

The warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in this model as of March 31, 2009 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility of 166% to 243%, and risk-free rates of return of 0.57% to 2.28%.

Fair Value Considerations – We adopted the provisions of FAS 157 as of January 1, 2008, with respect to financial instruments. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under FAS 155 or FAS 133 and as of March 31, 2009 and December 31, 2008 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009, in thousands:

Beginning balance: Derivative financial instruments	$27,445
Total gains (losses)	80,935
Transfers in/out of Level 3	(1,113)
Ending balance	$107,267

Note 5 – Stock-Based Compensation

A total of 15,000,000 stock options were issued to employees and directors during the three months ended March 31, 2009. A total of 5,851,120 stock options were issued to employees during the three months ended March 31, 2008.  The grant date fair values of these options were $93,000 and $31,000, respectively, which amounts are being recognized over the vesting period of the options.  For the three months ended March 31, 2009 and 2008, total stock-based compensation expense recorded in the statement of operations was $80,000 and $501,000 respectively.

We used the following assumptions to value the stock options granted during the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Volatility	140% - 234%	88.00%
Expected dividends	-	-
Expected term (in years)	2.75	6.56
Risk-free rate	4.35%	4.35%

During the three months ended March 31, 2009 options to purchase 11,600,000 shares of our common stock were exercised. The exercise price of these options was $0.01 per share, providing us with proceeds of $116,000. There were no stock option exercises during the three months ended March 31, 2008.

Subsequent Event -  On April 29, 2009 the Stock Option Committee of the Board of Directors approved a resolution granting 6,649,560 stock options to 15 of our employees and directors to partially compensate them for reductions in salaries and fees related to our cost control measures. The exercise price of these options was $0.02 per share. In addition, the resolution included a change in control provision, under which all options held by these employees and directors would vest upon such change in control of the company.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(in thousands)

Accruals for disputed services	$2,224	$2,224
Accrued operating expenses	1,627	1,791
Accrued interest	2,681	1,772
Total	$6,532	$5,787

Note 7 – Contingencies

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

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. Currently the case has been stayed due to the reexamination of the ‘048 patent (see Electronic Frontier Foundation, above). Based on the USPTO’s, February 17, 2009 Notice of Intent to Issue Ex Parte Reexamination Certificate, we have requested that the stay be lifted and a joint summary status of the case has been provided to the court.  On April 17, 2009 both parties met with the court to discuss the status of the case. We have requested that the case be set for trial and are currently awaiting the court’s response.

Rothschild Trust Holdings, LLC – On September 19, 2008, we were served a complaint by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009 we filed an answer to the complaint, and no discovery has taken place to date. We believe the complaint is without merit.

Scanbuy and Marshall Feature Recognition, LLC – On or around December 19, 2008, we received a complaint filed in the Eastern District of Texas by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) alleging infringement of certain patents. On January 8, 2009, we filed an answer denying infringement and asserting that the patents of Scanbuy and MFR are invalid. On or about May 8, 2009 the parties agreed and the case was transferred to the Southern District of New York due to lack of personal jurisdiction in the Eastern District of Texas. We are waiting for the case to be assigned to a judge.  We believe the complaint is without merit.

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

Subsequent Event -  On April 29, 2009 the Compensation Committee of the Board of Directors approved a resolution reducing the salary and fee compensation of 15 of our employees and directors. related to our cost control measures. In addition, the resolution included a change in control provision, under which  the salaries and fees of these employees and directors would revert to their former amounts upon a change in control of the company.

Note 8 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net sales and net loss from continuing operations for the three month ended March 31, 2009 and 2008, and the identifiable assets as of March 31, 2009 and December 31, 2008 by geographic area were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Sales:
United States	$67	$116
Germany	423	148
Total	$490	$264

Net income (loss) from continuing operations:
United States	(106,276)	4,492
Germany	(323)	(454)
Total	$(106,599)	$4,038

	March 31,	December 31,
	2009	2008
Identifiable assets:
United States	$9,644	$10,920
Germany	533	568
Total	$10,177	$11,488

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (“the Exchange Act”), as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements, please refer to the section titled “Risk Factors” in the Company’s 2008 Form 10-K filed on April 14, 2009 with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

NeoMedia provides the infrastructure to make mobile barcode scanning and its associated commerce easy, universal, and reliable – worldwide. Our barcode ecosystem products including mobile barcode reading software, NeoReader, read and transmit data from 1D and 2D barcodes to its intended destination. Our Code Management (NeoSphere) and Code Clearinghouse (NeoRouter) platforms create, connect, record, and transmit the transactions embedded in the barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably.

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

In 2006, we began divesting our non-core businesses in order to focus our efforts on the area that we believe will deliver the most value - our code-reading business and the related intellectual property. In the fourth quarter of 2006, we disposed of two subsidiaries, Mobot and Sponge. During April 2007, we sold the 12Snap business unit and in October 2007, we completed the sale of our Telecom Services business.  In November 2007, we sold our Micro Paint Repair business unit.  As a consequence of these divestitures, we evaluate our continuing business as one consolidated business.  These divestitures were integral to our turnaround plan and the proceeds received from the sale of our non-core business units have been used to continue the development of our code-reading business.  A major goal of ours is to provide the industrial and carrier-grade infrastructure to enable reliable, scalable and billable commerce that is customer-focused and drives revenue growth.

During 2008 and early 2009 we have made significant changes to strengthen our management team. In June 2008, Mr. Iain A. McCready became our Chief Executive Officer and Chairman of our Board of Directors; in September 2008, Mr. Michael W. Zima became our Chief Financial Officer and Secretary; in January 2009, Ms. Laura Marriott became a Member our Board of Directors; and in March 2009, Mr. Dean Wood became our Vice President - Business Development.

Comparison of the Three Months Ended March 31, 2009 and 2008

Results of Continuing Operations

Beginning in late 2008 and continuing in 2009 we have taken aggressive steps to control our costs. These efforts have resulted in reduced operating losses of $1.6 million in the three months ended March 31, 2009 compared to $2.5 million  in the three months ended March 31, 2008. However our loss  from continuing operations was $106.6 million during the three months ended March 31, 2009 compared to income from continuing operations of $4.0 million during the three months ended March 31, 2008. The loss incurred in the three months ended March 31, 2009 was the result of non-cash losses from the change in fair value of our hybrid financial instruments, warrants and debentures, totaling $104.0 million. We incurred these non-cash losses principally as a result of the recent increase in the market value of our common stock. During the three months ended March 31, 2008 we reported non-cash gains on our hybrid financial instruments, warrants and debentures, totaling $6.7 million. These non-cash gains were principally the result of declines in the market value of our common stock.

A summary of our net sales is presented below:

	Three Months Ended March 31,		Increase (decrease)
	2009	2008	$	%
	(in thousands)
Hardware sales	397	$67	330	492%
Lavasphere revenue	21	24	(3)	-11%
Legacy product revenue	57	77	(20)	-25%
Patent licensing	10	39	(29)	-75%
Other revenue	5	57	(52)	-92%
Net Sales	$490	$264	226	86%

Net Sales - Total revenues increased $226,000, or 86%, to $490,000 for the three months ended March 31, 2009 from $264,000 for the three months ended March 31, 2008. This increase was the result of increased sales of our hardware products. Sales of hardware products increased to $397,000 from $67,000 for the three months ended March 31, 2009 and 2008, respectively, as a result of the introduction of our newest model barcode scanners as well as the sale of remaining quantities of our older models. During the three months ended March 31, 2009, we recorded $5,000 of sales revenue for our barcode ecosystem products. In succeeding quarters we expect these revenues and related licensing revenues to increase as we shift the focus to our new business strategy of developing products and services to support the emerging barcode ecosystem that is being defined by bodies such as the OMA, GSMA and CTIA. We believe this focus will deliver the most value in the future.

Cost of Sales - Cost of sales was $527,000 for the three months ended March 31, 2009 compared with $313,000 for the three months ended March 31, 2008, an increase of $214,000, or 68%. Cost of sales for NeoMedia Europe, related to our hardware products, was $289,000 and $67,000 for the three months ended March 31, 2009 and 2008, respectively. Amortization costs related to our patents, and the proprietary software of NeoMedia Europe were $238,000 and $246,000 for the three months ended March 31, 2009 and 2008, respectively.

Sales and Marketing - Sales and marketing expenses were $286,000 and $628,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $342,000 or 54%. The decrease in sales and marketing expenses was the result of strict cost controls implemented in mid-late 2008 and further reductions in 2009 compared with the first quarter of 2008.

General and Administrative - General and administrative expenses were $923,000 and $1,290,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $367,000, or 28%. The decrease in general and administrative expenses was the result of reductions in compensation and travel costs, as well as reductions in professional fees implemented in mid-late 2008 and further reductions in 2009 compared with the first quarter of 2008.

Research and Development - Research and development expenses were $324,000 and $562,000 for the three month periods ended March 31, 2009 and 2008, respectively, a decrease of $238,000, or 42%. The decrease in research and development expenses was the result of reductions in compensation and costs associated with the development of our hardware products, which were completed and launched in late 2008. We have also implemented further cost controls in 2009 compared with the first quarter of 2008.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments -  We carry certain of our convertible debentures at fair value, in accordance with FAS 155 and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. In the three months ended March 31, 2009, our liability related to these hybrid instruments increased, primarily as a result of the 2,741% increase in the value of our common stock, and we recognized a loss of $23.0 million.  In the three months ended March 31, 2008, we recognized a gain of $0.9 million, as the fair value of the liability decreased due to decreases in the value of our common stock. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices it is possible that further increases in the market price of our stock could cause the fair value of our hybrid financial instruments to increase significantly in future periods.

Gain (Loss) from Change in Value of Warrants -  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value.   In the three months ended March 31, 2009, our liability related to warrants increased, primarily as a result of the 2,741% increase in the value of our common stock, and we recognized a loss of $33.2 million.  In the three months ended March 31, 2008, we recognized a gain of $2.0 million, as the fair value of the liability decreased due to decreases in the value of our common stock. Because our stock price has been volatile and because many of our warrants include relatively low fixed conversion prices it is possible that further increases in the market price of our stock could cause the fair value of our warrants to increase significantly in future periods.

Gain (Loss) from Change in Value of Debentures - For our Series C convertible preferred stock, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments, at fair value.   In the three months ended March 31, 2009, our liability related to these derivative instruments increased, primarily as a result of the 2,741% increase in the value of our common stock, and we recognized a loss of $47.7 million. This liability is significantly greater than the face amount of our debt that would be otherwise due in cash.  In the three months ended March 31, 2008, we recognized a gain of $3.4 million, as the fair value of the liability decreased due to decreases in the value of our common stock. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices it is possible that further increases in the market price of our stock could cause the fair value of our derivative financial instruments to increase significantly in future periods.

Other Interest Expense, net - Other interest expense was $1.1 million  and $0.2 million during the three months ended March 31, 2009 and 2008, respectively.  Other interest expense consists of interest charges related to convertible debentures that are not carried at fair value under FAS 155, interest accrued for creditors as part of financed purchases, past due balances and notes payable, net of interest earned on cash equivalent investments.

Results of Discontinued Operations - In 2007, we discontinued the operations of our Mobot, Sponge, 12Snap, Telecom Services and Micro Paint Repair businesses.  During the three months ended March 31, 2008, we recognized a loss of $445,000, primarily attributable to wind-down expenses associated with Micro Paint Repair, 12Snap, and Telecom Services

Liquidity and Capital Resources

As of March 31, 2009, we had $0.2 million in cash and cash equivalents,a decrease of $1.0 million, or 82%, compared with a total of $1.3 million as of December 31, 2008.

Cash used in operating activities decreased to $1.1 million for the three months ended March 31, 2009 compared with $1.7 million for the period ended March 31, 2008.  The decrease in cash used in operations is primarily due to the cost control measures implemented in late 2008 and early 2009.

Cash used in investing activities was $24,000 for the three months ended March 31, 2009, representing the purchase of equipment. Net cash provided by investing activities was $0.5 million for the three months ended March 31, 2008.  This was primarily due to the sale of our remaining ownership of 12Snap, a partial settlement of intercompany loans and cash retained by us from the shut-down of Micro Paint Repair-US which resulted in net proceeds to us of $0.8 million.

Cash provided by financing activities was $0.1 million for the three months ended March 31, 2009 which resulted from the proceeds received upon exercise of stock options by two former employees. Cash used in investing activities during the three months ended March 31, 2008 was $29,000 and was the result of the repayment of portions of our notes payable.

As of March 31, 2009, we had a working capital deficiency of $173.3 million, of which $107.3 million relates to the fair value of hybrid and derivative financial instruments, and $54.2 million relates to the carrying value of debentures. These values are significantly greater than the face amount of our debt that would be otherwise due in cash and if the conversion feature of the warrants did not exist

Significant Liquidity Events

Going Concern - We have historically incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net loss for the three months ended March 31, 2009 $106.6 million while net cash used by operations was $1.1 million.  We also have an accumulated deficit of $319.2 million and a working capital deficit of $173.3 million as of March 31, 2009, much of which is related to the derivative value of our financing instruments. . We also have a continuing obligation as of March 31, 2009 of $4.6 million relating to a purchase price guarantee associated with our prior acquisition of 12Snap (which we subsequently sold).

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months.  We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  We believe that we can obtain additional financing, but in the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. In 2009 we have received $1.0 million in financing from YA Global Investments, L.P (“YA Global”). Should YA Global choose not to provide us with capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, then we only have sufficient funds to sustain our current operations through May 31, 2009.

The financial statements in this Form 10-Q do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of March 31, 2009, our cash balance was $0.2 million. NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the convertible debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8.  In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C convertible preferred stock sale, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures - Our management, with the participation of our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2009 at a reasonable assurance level, because of the material weaknesses described in Item 9A of our Annual Report on Form 10−K for the fiscal year ended December 31, 2008, which we are still in the process of remediating.  Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2008 Form 10−K for a full description of these weaknesses.

Notwithstanding the material weaknesses described in Item 9A of the Form 10−K for the fiscal year ended December 31, 2008, we believe that our consolidated financial statements presented in this Quarterly Report on Form 10−Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended March 31, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no material developments relating to certain pending legal proceedings.  For a description of pending legal proceedings, see Note 7 – Contingencies, to the Consolidated Financial Statements set forth in this Form 10-Q.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Submission of Matters to A Vote of Security Holders

Not Applicable

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/96

3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/96

3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/96

3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/96

3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/96

3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/96

3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/96

3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/96

3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.90	11/25/96

3.1	Form of By-laws of DevSys Migration, Inc.		SB-2	3.10	11/25/96

3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/96

3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/96

3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/96

3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/96

3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/96

10.1	Second Agreement and Amendment to Consulting Agreement between NeoMedia and Thornhill Capital, dated July 22, 2005		S-3/A	10.3	1/30/06

10.2	Standby Equity Distribution Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.1	4/1/05

10.3	Placement Agent Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.2	4/1/05

10.4	Escrow Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.3	4/1/05

10.5	Registration Rights Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.4	4/1/05

10.6	Promissory Note, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05

10.7	Security Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05

10.8	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/05

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.9	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/05

10.10	Definitive Merger Agreement between NeoMedia and Mobot		8-K	16.10	2/10/06

10.11	Definitive Sale and Purchase Agreement between NeoMedia and 12Snap		8-K	16.10	2/14/06

10.12	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.10	2/21/06

10.13	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.10	2/22/06

10.14	Promissory Note, dated October 18, 2004, between NeoMedia and Cornell Capital Partners		S-3/A	10.26	1/30/06

10.15	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/06

10.16	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/06

10.17	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/06

10.18	Warrant, dated February 17, 2006		8-K	10.4	2/21/06

10.19	Warrant, dated February 17, 2006		8-K	10.5	2/21/06

10.20	Warrant, dated February 17, 2006		8-K	10.6	2/21/06

10.21	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/06

10.22	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/06

10.23	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06

10.24	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/06

10.25	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.30	8/30/06

10.26	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.40	8/30/06

10.27	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.50	8/30/06

10.28	A Warrant, dated August 24, 2006		8-K	10.60	8/30/06

10.29	B Warrant, dated August 24, 2006		8-K	10.70	8/30/06

10.30	C Warrant, dated August 24, 2006		8-K	10.80	8/30/06

10.31	D Warrant, dated August 24, 2006		8-K	10.9	8/30/06

10.32	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06

10.33	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/06

10.34	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/06

10.35	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/06

10.36	Letter of intent amongst the Company, Global Emerging Markets, and Jose Sada		8-K	16.1	8/31/06

10.37	Termination Agreement between NeoMedia Technologies, Inc, and Cornell Capital Partners, LP		S-3/A	10.53	1/30/07

10.38	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/06

10.39	Agreement between NeoMedia and FMS		8-K	16.1	12/7/06

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.40	Escrow agreement amongst NeoMedia, Mobot, FMS, and Kirkpatrick and Lockhart Nicholson Graham LLP		8-K	16.2	12/7/06

10.41	Description of Special Preference Stock		8-K	16.3	12/7/06

10.42	Promissory note payable from NeoMedia to FMS		8-K	16.4	12/7/06

10.43	License agreement between NeoMedia and Mobot		8-K	16.50	12/7/06

10.44	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.10	1/8/07

10.45	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.20	1/8/07

10.46	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.30	1/8/07

10.47	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.40	1/8/07

10.48	A Warrant, dated December 29, 2006		8-K	10.50	1/8/07

10.49	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/07

10.50	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/07

10.51	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/07

10.52	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/07

10.53	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/07

10.54	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/07

10.55	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/07

10.56	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/07

10.57	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/07

10.58	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/07

10.59	Amendment Agreement III to Sale and Purchase Agreement between NeoMedia and certain former shareholders of 12Snap AG, dated March 16, 2007		8-K	10.1	3/22/07

10.60	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/07

10.61	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/07

10.62	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/07

10.63	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/07

10.64	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/07

10.65	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/07

10.67	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/07

10.68	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/07

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.69	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/07

10.70	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.10	3/27/07

10.71	Sale and Purchase Agreement between NeoMedia and Bernd M. Michael		8-K	10.1	4/6/07

10.72	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/07

10.73	Full and Final Settlement Agreement, dated August 14, 2007, by and between NeoMedia, Wayside and Tesscourt		8-K	99.1	8/17/07

10.74	Letter of intent between NeoMedia Technologies, Inc. and Greywolf Entertainment, Inc.		8-K	16.1	8/21/07

10.75	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/07

10.76	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/07

10.77	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/07

10.78	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/07

10.79	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/07

10.80	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/07

10.81	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/07

10.82	Sale and Purchase Agreement between NeoMedia and Greywolf Entertainment, Inc., dated October 26, 2007		8-K	10.1	11/5/07

10.83	Definitive purchase agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	10.1	11/7/07

10.84	Distribution agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	16.1	11/7/07

10.85	Sale of the Assets of the Micro Paint Repair Business Unit.		8-K	10.1	11/21/07

10.86	Share Purchase and Transfer Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/08

10.87	Arbitration Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/08

10.88	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/08

10.89	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/08

10.90	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/08

10.91	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/08

10.92	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/08

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.93	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/08

10.94	Resignation Letter, effective May 22, 2008, executed by William Hoffman		8-K	10.6	6/5/08

10.95	Settlement Agreement and Release, dated June 2, 2008, by and between the Company and Frank J. Pazera		8-K	10.7	6/5/08

10.96	Resignation Letter, effective May 22, 2008, executed by Frank J. Pazera		8-K	10.8	6/5/08

10.97	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/08

10.98	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/08

10.99	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/08

10.100	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/08

10.101	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/08

10.102	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/08

10.103	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/08

10.104	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/08

10.105	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/08

10.106	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/08

10.107	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/08

10.108	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.10	8/4/08

10.109	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/08

10.110	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/08

10.111	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/08

10.112	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/09

10.113	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/09

10.114	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/09

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.115	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/09

10.116	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/09

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: May 15, 2009	/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer & Principal Accounting Officer