Form 10-Q
period 2009-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2009-08-14
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of outstanding shares of the registrant’s Common Stock on August 11, 2009 was 2,048,912,609.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2009

 FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to NeoMedia Technologies, Inc., a Delaware corporation, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, the ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$303	$1,259
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	56	102
Inventories, net of allowance for obsolete & slow-moving inventory of $65 and $81 respectively	167	117
Prepaid expenses and other current assets	444	544
Total current assets	970	2,022

Property, equipment and leasehold improvements, net	73	79
Goodwill	3,418	3,418
Proprietary software, net	2,406	2,738
Patents and other intangible assets, net	2,143	2,293
Cash surrender value of life insurance policies	566	508
Other long-term assets	417	430
Total assets	$9,993	$11,488

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$217	$134
Taxes payable	9	7
Accrued expenses	7,206	5,787
Deferred revenues and customer prepayments	314	403
Notes payable	15	50
Accrued purchase price guarantee	4,535	4,614
Deferred tax liability	706	706
Derivative financial instruments - warrants	13,591	1,189
Derivative financial instruments - debentures payable	34,471	26,256
Debentures payable - carried at amortized cost	11,593	11,227
Debentures payable - carried at fair value	19,580	19,892
Total current liabilities	92,237	70,265

Commitments and contingencies (Note 7)

Series C convertible preferred stock, $0.01 par value, 30,000 shares authorized, 18,424 and 19,144 shares issued and outstanding, liquidation value of $18,424 and $19,144	18,424	19,144

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 1,803,018,412 and 1,375,056,229 shares issued and 1,799,867,143 and 1,371,904,960 outstanding, respectively	17,999	13,719
Additional paid-in capital	123,355	120,430
Accumulated deficit	(241,178)	(211,305)
Accumulated other comprehensive loss	(65)	14
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ deficit	(100,668)	(77,921)
Total liabilities and shareholders’ deficit	$9,993	$11,488

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	For the three months ended
	June 30,	June 30,
	2009	2008

Net sales	$136	$207
Cost of sales	281	292
Gross deficit	(145)	(85)

Sales and marketing expenses	178	655
General and administrative expenses	863	1,367
Research and development costs	350	655

Operating loss	(1,536)	(2,762)

Gain on extinguishment of debt	-	18
Gain from change in fair value of hybrid financial instruments	23,343	4,052
Gain from change in fair value of derivative liability - warrants	20,879	1,473
Gain (loss) from change in fair value of derivative liability - debentures	37,978	(8,006)
Other interest expense, net	(2,600)	(4,126)

Income (loss) from continuing operations	78,064	(9,351)

Income from discontinued operations	-	154

Net income (loss)	78,064	(9,197)

Dividends on convertible preferred stock	(368)	(399)

Net income (loss) attributable to common shareholders	77,696	(9,596)

Comprehensive income (loss):
Net income (loss)	78,064	(9,197)
Other comprehensive loss:
Foreign currency translation adjustment	(22)	(14)

Comprehensive income (loss)	$78,042	$(9,211)

Net income (loss) per share, basic:
Continuing operations	$0.05	$(0.01)
Discontinued operations	$-	$-
Net income (loss) per share, basic	$0.05	$(0.01)

Net income (loss) per share, fully diluted:
Continuing operations	$-	$(0.01)
Discontinued operations	$-	$-
Net income (loss) per share, fully diluted	$-	$(0.01)

Weighted average number of common shares:
Basic	1,588,281,567	1,076,657,151
Fully diluted	6,792,874,000	1,076,657,151

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)
	For the six months ended
	June 30,	June 30,
	2009	2008

Net sales	$626	$471
Cost of sales	808	605
Gross deficit	(182)	(134)

Sales and marketing expenses	464	1,283
General and administrative expenses	1,787	2,573
Research and development costs	673	1,217

Operating loss	(3,106)	(5,207)

Gain on extinguishment of debt	-	22
Gain from change in fair value of hybrid financial instruments	312	2,708
Gain (loss) from change in fair value of derivative liability - warrants	(12,402)	3,466
Loss from change in fair value of derivative liability - debentures	(9,676)	(4,646)
Other interest expense, net	(3,663)	(1,657)

Income (loss) from continuing operations	(28,535)	(5,314)

Loss from discontinued operations	-	(291)

Net income (loss)	(28,535)	(5,605)

Dividends on convertible preferred stock	(743)	(798)

Net income (loss) attributable to common shareholders	(29,278)	(6,403)

Comprehensive income (loss):
Net income (loss)	(28,535)	(5,605)
Other comprehensive loss:
Foreign currency translation adjustment	(79)	(14)

Comprehensive income (loss)	$(28,614)	$(5,619)

Net income (loss) per share, basic:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$-	$-
Net income (loss) per share, basic	$(0.02)	$(0.01)

Net income (loss) per share, fully diluted:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$-	$-
Net income (loss) per share, fully diluted	$(0.02)	$(0.01)

Weighted average number of common shares:
Basic and fully diluted	1,478,574,562	1,052,767,667

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
	For the six months ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Loss from continuing operations	$(28,535)	$(5,605)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	-	291
Depreciation and amortization	512	539
Loss on sale of assets	-	229
Gain on early extinguishment of debt	-	(22)
(Gain) loss from change in fair value of hybrid financial instruments	(312)	2,343
(Gain) loss from change in fair value of warrants	12,402	(2,708)
Loss from change in fair value of debentures	9,676	-
Other interest expense, net	3,663	-
Stock-based compensation expense	177	987
Decrease/ (increase) in value of life insurance policies	(58)	-

Changes in operating assets and liabilities
Trade and other accounts receivable	46	213
Inventories	(50)	(14)
Prepaid expenses and other assets	113	82
Accounts payable and accrued liabilities	(198)	599
Deferred revenue and other current liabilities	(124)	(86)
Net cash used in operating activities	(2,688)	(3,152)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(24)	(73)
Expenses of discontinued operations	-	(286)
Proceeds from sale of investments	-	751
Payment of purchase price guarantee obligations	-	(14)
Net cash used in investing activities	(24)	378

Cash Flows from Financing Activities:
Repayments on notes payable	-	(29)
Net proceeds from exercise of stock options	116	-
Borrowings under convertible debt instruments, net	1,660	1,477
Net cash provided by (used in) financing activities	1,776	1,448

Effect of exchange rate changes on cash for continuing operations	(20)	(14)

Net Increase (Decrease) in cash and cash equivalents from continuing operations	(956)	(1,340)

Cash and cash equivalents, beginning of period	1,259	1,415
Cash and cash equivalents, end of period	$303	$75

Supplemental cash flow information:
Interest paid during the period	$3	$14
Accretion of dividends on Series C Convertible Preferred Stock	743	798
Series C Convertible Preferred Stock converted to common stock	720	423
Deemed dividend on preferred stock conversions	1,337	631
Fair value of common shares issued to satisfy purchase price guarantee obligations	445	12,721

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

Going Concern – We have historically incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern.  Net loss from continuing operations for the six months ended June 30, 2009 and 2008 was $28.6 million and $5.3 million, respectively.  Net cash used for operations during the same periods was $2.7 million and $3.2 million, respectively. We also have an accumulated deficit of $241.2 million and a working capital deficit of $91.3 million as of June 30, 2009, much of which is related to the derivative value of our financing instruments including $67.7 million related to the fair value of hybrid and derivative financial instruments, and $11.6 million related to the carrying value of debentures carried at amortized cost.

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

Including funding received subsequent to June 30, 2009, we have received $2.6 million in financing from YA Global Investments, L.P (“YA Global”) in 2009. While Y.A. Global has informally told us that they intend to continue to fund our operations on a month-to-month basis, should YA Global choose not to provide us with additional capital financing, as they have in the past, or if Y.A. Global does not object and we seek funding from alternative sources but are unsuccessful, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately September 15, 2009.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed balance sheet as of December 31, 2008, which was derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of and for the periods ended June 30, 2009 and 2008, have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The net effect of discontinued operations is reported separately from the results of our continuing operations.  Operating results for the six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported therein, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, derivative liabilities and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Basic and Diluted Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the six months ended June 30, 2009 and 2008 and the three months ended June 30, 2008, we reported a net loss per share, and as such basic and diluted loss per share were equivalent. We excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities are anti-dilutive.  During the three months ended June 30, 2009, we reported net income per share and included all dilutive instruments in the fully diluted net income per share calculation.  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for this period:

Three months ended
June 30, 2009
(in thousands, except per share data)
Numerator:
Net income	$78,065
Preferred dividends	(368)
Numerator for basic earnings per share, income available to common shareholders	77,697

Effect of dilutive securities:
Adjustment for change in fair value of embedded conversion feature	(37,978)
Adjustment for debentures recorded at fair value	(23,344)
Adjustment for preferred stock dividends	368
(60,954)
Numerator for diluted earnings per share, income available for common stockholders after conversion	$16,743

Denominator:
Weighted average shares used to compute basic EPS	1,588,282
Effect of diluted securities:
Employee stock options	37,041
Derivative warrants	702,575
Convertible debentures	2,482,917
Convertible preferred stock	1,982,059
Dilutive potential common shares	5,204,592

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversion	6,792,874

Basic earnings per share	$0.05

Diluted earnings per share	$-

The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options, warrants, convertible debt and convertible preferred securities for the three and six months ended June 30, 2009 and 2008, are anti-dilutive and therefore have been excluded from diluted earnings per share. The following shares were excluded from the calculation of net income (loss) per share because they were anti-dilutive, and are detailed in the table below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Outstanding stock options	73,707,111	117,504,426	90,455,396	117,504,426
Outstanding warrants	6,758,334	566,970,834	1,006,370,834	566,970,834
Convertible debt	-	11,886,202,000	2,482,917,000	11,886,202,000
Convertible preferred stock	-	11,171,184,000	1,982,059,000	11,171,184,000
	80,465,445	23,741,861,260	5,561,802,230	23,741,861,260

As discussed in Note 4, we issued $535,000 of convertible notes on July 15, 2009. The notes are convertible at the then effective conversion price, which varies relative to the our trading stock price, as follows: $0.02 per share, or 95% of the lowest weighted average price of the Company’s common stock during the ten days preceding the conversion date.

On July 21, 2009, July 23, 2009, July 29, 2009 and August 4, 2009, 250 shares, 169 shares, 1,000 shares, and 941 shares respectively, of our Series C preferred stock were converted into 22.1 million, 15.0 million, 90.0 million, and 85.5 million shares, respectively, of common stock.

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

Note 3 – Discontinued Operations

MicroPaint Repair, 12Snap & Telecom Services – During 2006, we acquired and in 2007 we subsequently disposed of our Micro Paint Repair (MPR), 12Snap, Mobot and Sponge business units. During the three and six months ended June 30, 2008, we incurred wind-down expenses related to these discontinued businesses.

Note 4 – Financing

On February 17, 2006, the Company issued Series C convertible preferred stock to YA Global, an accredited investor, and between August 24, 2006 and June 5, 2009, has entered into thirteen secured convertible debentures with YA Global. In addition, in connection with these debentures and preferred stock, the Company also issued common stock warrants to YA Global. The significant terms of the Series C convertible preferred stock, the convertible debentures and the warrants are set out in Note 5 to our December 31, 2008 consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008, and are summarized below.

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

As of June 30, 2009, YA Global has converted 3,576.1 shares of the original 22,000 shares of Series C preferred stock, leaving 18,423.9 shares, with a face value of $18,423,900, outstanding, as follows:

Series C Shares
Conversion Date	Converted	Common Shares Issued
		(in thousands)

Prior Years	2,856.1	448,228
1/13/2009	33.0	30,000
2/5/2009	22.0	20,000
2/11/2009	22.0	20,000
2/19/2009	156.0	120,000
3/4/2009	91.0	70,000
3/25/2009	84.0	64,615
4/1/2009	150.0	38,461
4/22/2009	162.0	36,818

	3,576.1	848,122

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

The table below summarizes the significant terms of each of the debentures:

				Conversion Price – Lower of Fixed Price or
				Percentage of VWAP for Preceding Period
	Face		Interest	Fixed		Preceding
Debenture Issue Date	Amount	Maturity	Rate	Price	%	Period

August 24, 2006	$5,000,000	7/29/2010	10%	$0.01	90%	30 Days
December 29, 2006	2,500,000	7/29/2010	10%	$0.01	90%	30 Days
March 27, 2007	7,458,651	7/29/2010	13%	$0.01	90%	30 Days
August 24, 2007	1,775,000	7/29/2010	14%	$0.01	80%	10 Days
April 11, 2008	390,000	4/11/2010	15%	$0.01	80%	10 Days
May 16, 2008	500,000	5/16/2010	15%	$0.01	80%	10 Days
May 29, 2008	790,000	5/30/2010	15%	$0.01	80%	10 Days
July 10, 2008	137,750	7/1/2010	15%	$0.01	80%	10 Days
July 29, 2008	2,325,000	7/29/2010	14%	$0.02	95%	10 Days
October 28, 2008	2,325,000	7/29/2010	14%	$0.02	95%	10 Days
April 6, 2009	550,000	7/29/2010	14%	$0.02	95%	10 Days
May 1, 2009	550,000	7/29/2010	14%	$0.02	95%	10 Days
June 5, 2009	715,000	7/29/2010	14%	$0.02	95%	10 Days

The debentures issued prior to May 29, 2008 were originally issued with higher fixed exercise prices but because those debentures include full-ratchet anti-dilution provisions, their fixed conversion price was reduced to $0.01 as of May 29, 2008.

Effective September 24, 2008, the maturity dates of the August 24, 2006 and December 29, 2006 debentures, which originally matured after two years, were extended to July 29, 2010. On April 6, 2009 (effective March 27, 2009) the maturity date of the March 27, 2007 debenture was extended to July 29, 2010. On August 14, 2009, the maturity date of the August 24, 2007 debenture was extended to July 29, 2010.

On July 29, 2008, we entered into a Securities Purchase Agreement (the “July 29 SPA”) with YA Global in the principal amount of $8,650,000. The July 29 SPA provided for the amount to be drawn through three separate secured convertible debentures in the amounts of $2,325,000, $2,325,000, and $4,000,000 respectively. The first and second debentures were issued on July 29, 2008 and October 28, 2008. Upon the achievement of certain milestones, the remaining debenture was scheduled to be issued no earlier than January 1, 2009. On April 6, 2009, we entered into an Amendment Agreement to the July 29 SPA, whereby the third scheduled debenture was reduced from $4,000,000 to $1,100,000, and was divided into two separate closings of $550,000 each, on April 6, 2009 and May 1, 2009. In connection with these two debentures, YA Global retained fees for each debenture of $50,000, resulting in net proceeds to us of $500,000 for each debenture. Further, on June 5, 2009, we entered into a secured convertible debenture with Y.A. Global in the amount of $715,000. Y.A. Global retained fees of $50,000, and structuring fees of $5,000, resulting in net proceeds to us of $660,000.

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

All the debentures with YA Global contain provisions for acceleration of principal and interest upon default. Certain of the debentures also contain default interest rates and conversion prices, as follows:

	April 11, 2008	May 16, 2008	May 29, 2008	July 10, 2008	July 29, 2008	October 28, 2008	April 6, 2009	May 1, 2009	June 5, 2009

Default interest rate	24%	24%	24%	24%	20%	20%	20%	20%	20%
Convertible into our common stock at the lower of:
Fixed conversion price per share	$0.01	$0.01	$0.01	$0.01	$0.02	$0.02	$0.02	$0.02	$0.02
or percent of lowest volume weighted average price	75%	50%	50%	50%	50%	50%	50%	50%	50%
for days preceding conversion	30 days	10 days	10 days	10 days	10 days	10 days	10 days	10 days	10 days

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

Fair Value Considerations - In accordance with FAS 133 we determined that the conversion features of the Series C convertible preferred stock, and the August 2006, December 2006, July 2008, October 2008, April 2009, May 2009 and June 2009 Debentures met the criteria of embedded derivatives and that the conversion features of these instruments needed to be bifurcated and accounted for as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income. As permitted by FAS 155, we have elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the Debentures charged or credited to income each period.

Derivative financial instruments arising from the issuance of fair value convertible financial instruments are initially recorded, and continuously carried, at fair value. Upon conversion of any derivative financial instrument, the carrying amount of the debt, including any unamortized premium or discount is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized.

Embedded Derivative Instruments – Series C Preferred Stock and August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, and June 2009 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FAS 133, the compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions used as of June 30, 2009 included exercise estimates/behaviors and the following other significant estimates:

	Series C Convertible Preferred Stock	August 24, 2006 Debenture	December 29, 2006 Debenture	July 10, 2008 Debenture	July 29, 2008 Debenture

Conversion prices	$0.012	$0.010	$0.010	$0.010	$0.012
Remaining terms (years)	1.08	1.08	1.08	1.03	1.08
Equivalent volatility	233%	233%	233%	236%	233%
Equivalent interest-risk adjusted rate	9.45%	12.56%	12.56%	13.67%	10.92%
Equivalent credit-risk adjusted yield rate	15.56%	15.56%	15.56%	15.56%	15.56%

	October 28, 2008 Debenture	April 6, 2009 Debenture	May 1, 2009 Debenture	June 5, 2009 Debenture

Conversion prices	$0.012	$0.012	$0.012	$0.012
Remaining terms (years)	1.08	1.08	1.08	1.08
Equivalent volatility	233%	233%	233%	233%
Equivalent interest-risk adjusted rate	10.92%	10.92%	10.92%	10.92%
Equivalent credit-risk adjusted yield rate	15.56%	15.56%	15.56%	15.56%

Equivalent amounts reflect the net results of multiple modeling simulations that the Flexible Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the calculation are highly subjective and subject to interpretation.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the 30 day or 10 day prior period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time.  If the calculated conversion price results in a ratio which deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo model used for valuation purposes. On June 30, 2009, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo valuation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FAS133) or the fair value of the hybrid instrument (for instruments recorded under FAS155).

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

Current Period Valuations - For the Series C Convertible Preferred Stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. For these instruments and the July 2008, October 2008, April 2009, May 2009 and June 2009 Debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked to market each reporting period.

The March 2007, August 2007, April 2008 and May 2008 debentures were each initially recorded at their full fair value pursuant to FAS 155. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

The face value and the carrying value or fair value, as appropriate, of each instrument as of June 30, 2009 and December 31, 2008 was:

	Face	Carrying
June 30, 2009	Value	Value	Fair value	Total
	(in thousands)

Series C Convertible Preferred Stock	$18,424	$18,424	$-	$18,424

August 24, 2006 debenture	$5,000	$5,000	$-	$5,000
December 29, 2006 debenture	2,500	2,500	-	2,500
March 27, 2007 debenture	7,459	-	13,588	13,588
August 24, 2007 debenture	1,775	-	3,060	3,060
April 11, 2008 debenture	390	-	687	687
May 16, 2008 debenture	500	-	872	872
May 29, 2008 debenture	790	-	1,373	1,373
July 10, 2008 debenture	137	118	-	118
July 29, 2008 debenture	2,325	1,916	-	1,916
October 28, 2008 debenture	2,325	1,931	-	1,931
April 6, 2009 debenture	550	13	-	13
May 1, 2009 debenture	550	105	-	105
June 5, 2009 debenture	715	10	-	10
Total	$25,016	$11,593	$19,580	$31,173

	Face	Carrying
December 31, 2008	Value	Value	Fair value	Total
	(in thousands)

Series C Convertible Preferred Stock	$19,144	$19,144	$-	$19,144

August 24, 2006 debenture	$5,000	$5,000	$-	$5,000
December 29, 2006 debenture	2,500	2,500	-	2,500
March 27, 2007 debenture	7,459	-	13,478	13,478
August 24, 2007 debenture	1,775	-	3,217	3,217
April 11, 2008 debenture	390	-	736	736
May 16 ,2008 debenture	500	-	955	955
May 29, 2008 debenture	790	-	1,506	1,506
July 10, 2008 debenture	137	109	-	109
July 29, 2008 debenture	2,325	1,785	-	1,785
October 23, 2008 debenture	2,325	1,833	-	1,833
Total	$23,201	$11,227	$19,892	$31,119

The following table reflects the number of common shares (in thousands) into which the Series C preferred stock and debentures are convertible and the fair values of the embedded conversion features in those debentures that are carried at amortized cost, at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Common	Embedded	Common	Embedded
	Stock	Conversion	Stock	Conversion
	Shares	Feature	Shares	Feature
		(in thousands)

Series C Convertible Preferred Stock	1,982,059	$19,027	21,456,650	$10,728
August 24, 2006	500,000	6,641	5,555,556	7,260
December 29, 2006	333,356	3,267	3,703,957	3,556
March 27, 2007	745,865	-	8,287,390	-
August 24, 2007	177,500	-	1,972,222	-
April 11, 2008	39,000	-	433,333	-
May 16, 2008	50,000	-	555,556	-
May 29, 2008	79,000	-	877,778	-
July 10, 2008	13,775	141	153,056	158
July 29, 2008	195,789	1,966	2,325,000	2,327
October 28, 2008	195,789	1,938	2,325,000	2,227
April 6, 2009	46,316	452	-	-
May 1, 2009	46,316	452	-	-
June 5, 2009	60,211	587	-	-
Total	4,464,976	$34,471	47,645,498	$26,256

The carrying value of the embedded conversion feature related to the April 6, 2009, May 1, 2009 and June 5, 2009 financings at inception was approximately $531,000, $419,000 and $679,000, respectively.

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C convertible stock was convertible as of June 30, 2009 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate ($.02) or the market price multiplied by the average ratio of market price to conversion price over the term of the note. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of June 30, 2009 was calculated as the face value of each instrument divided by the conversion price as of June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Debenture Issue Date
March 27, 2007 debenture	$15,915	$3,135	$(110)	$2,056
August 24, 2007 debenture	3,797	715	156	450
April 11, 2008 debenture	844	19	49	19
May 16, 2008 debenture	1,081	29	84	29
May 29, 2008 debenture	1,706	154	133	154
Total	$23,343	$4,052	$312	$2,708

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$15,851	$(5,480)	$(11,389)	$(4,533)

Debenture Issue Date
August 24, 2007	12,694	(1,684)	619	(75)
December 29, 2006	6,454	(842)	289	(38)
July 10, 2008	273	-	17	-
July 29, 2008	1,275	-	361	-
October 28, 2008	1,293	-	289	-
April 6, 2009	79	-	79	-
May 1, 2009	(33)	-	(33)	-
June 5, 2009	92	-	92	-
Total	$37,978	$(8,006)	$(9,676)	$(4,646)

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

A summary of the warrants outstanding (in thousands) follows:

			June 30, 2009		December 31, 2008
			Common		Common
	Exercise	Expiration	Stock	Fair	Stock	Fair
	Price	Date	Warrants	Value	Warrants	Value
				(in thousands)
Series C Convertible Preferred Stock	$0.0100	2/17/2011	75,000	$930	75,000	$23
August 24, 2006 debenture	0.0100	8/24/2011	175,000	2,293	175,000	193
December 29, 2006 debenture	0.0100	12/29/2011	42,000	554	42,000	50
March 27, 2007 debenture	0.0100	3/27/2012	125,000	1,650	125,000	150
August 24, 2007 debenture	0.0100	8/24/2012	75,000	997	75,000	90
May 16, 2008 debenture	0.0100	5/16/2015	7,500	106	7,500	10
May 29, 2008 debenture	0.0100	5/29/2015	50,000	705	50,000	70
July 29, 2008 debenture	0.0184	7/29/2015	450,000	6,300	450,000	602
Other warrants	0.011-.48	Various	6,696	56	8,471	1
Total			1,006,196	$13,591	1,007,971	$1,189

The warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of June 30, 2009 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility of 173% to 234%, and risk-free rates of return of 0.56% to 3.19%.

Fair Value Considerations – We adopted the provisions of FAS 157 as of January 1, 2008, with respect to financial instruments. As required by FAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under FAS 155 or FAS 133 and as of June 30, 2009 and December 31, 2008 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009, in thousands:

Beginning balance: Derivative financial instruments	$27,445
Total gains (losses)	9,988
Transfers in/out of Level 3	10,629
Ending balance	$48,062

Subsequent Events

Secured Convertible Debenture - On July 15, 2009 and August 14, 2009, we entered into additional Secured Convertible Debentures with YA Global for principal amounts of $535,000 and $475,000, respectively. The debentures accrue interest at 14% per annum and are payable on the maturity date (July 29, 2010) in cash, or provided that certain equity conditions are satisfied, in shares of common stock.  At any time from the closing date until the maturity date, YA Global has the right to convert the convertible debentures into our common stock  at the then effective conversion price, which varies relative to the our trading stock price, at the lesser of, $0.02 per share, or 95% of the lowest weighted average price of the Company’s common stock during the ten days preceding the conversion date, and adjusts to 50% of the lowest weighted average price of the Company’s common stock during the ten days preceding the conversion date in the event of a default. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. We have the right to redeem a portion or the entire outstanding note at a 10% premium plus accrued interest. The debentures are secured by certain Pledged Property, as such term is defined in the Security Agreement, dated July 29, 2008, and certain Patent Collateral, as defined in a security agreement (patent), entered into on July 29, 2008.

Note 5 – Stock-Based Compensation

A total of 22,173,540 stock options were issued to employees and directors during the six months ended June 30, 2009. A total of 32,126,763 stock options were issued to employees during the six months ended June 30, 2008.  The grant date fair values of these options were $157,000 and $170,000, respectively, which amounts are being recognized over the vesting period of the options.  For the three and six months ended June 30, 2009 and 2008, respectively, total stock-based compensation expense recorded in the statement of operations was $98,000 and $631,000 for the three months ended June 30, 2009 and 2008, and $177,000 and $987,000 for the six months ended June 30, 2009 and 2008, respectively.

We used the following assumptions to value the stock options granted during the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
Volatility	138% - 282%	88% - 120%
Expected dividends	-	-
Expected term (in years)	5.6	3
Risk-free rate	0.50%	4.35%

During the six months ended June 30, 2009 options to purchase 11,600,000 shares of our common stock were exercised. The exercise price of these options was $0.01 per share, providing us with proceeds of $116,000. There were no stock option exercises during the six months ended June 30, 2008.

On April 29, 2009 the Stock Option Committee of the Board of Directors approved a resolution granting 6,548,540 stock options to 14 of our employees and directors to partially compensate them for reductions in salaries and fees related to our cost control measures. The exercise price of these options was $0.02 per share. In addition, the resolution included a change in control provision, under which all options held by these employees and directors would vest upon such change in control of the company.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(in thousands)

Accruals for disputed services	$2,280	$2,224
Accrued operating expenses	1,475	1,791
Accrued payroll related expenses	117	-
Accrued interest	3,334	1,772
Total	$7,206	$5,787

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

On April 20, 2004, we re-filed our suit against Scanbuy in the Southern District of New York alleging patent infringement. Scanbuy filed their answer on June 2, 2004. We filed our answer on July 23, 2004. On February 13, 2006, Scanbuy filed an amended answer to the complaint. We filed our reply to Scanbuy’s amended answer on March 6, 2006. On January 20, 2007, the court dismissed Scanbuy's request for a summary judgment. On February 17, 2009, the USPTO sent NeoMedia a Notice of Intent to Issue Ex Parte Reexamination Certificate, and on June 9, 2009 NeoMedia received a Reexamination Certificate for the ‘048 patent.  NeoMedia requested that the stay be lifted and a joint summary status of the case was provided to the court.  On April 17, 2009 both parties met with the court to discuss the status of the case. On August 3, 2009 the Court issued an order lifting the stay and granting our request to proceed with discovery, which is now in progress.

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008 we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint and investment by us and YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. At this time we are unable to determine a probable outcome in this matter.

Rothschild Trust Holdings, LLC – On September 19, 2008, we were served a complaint by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009 we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which requires us to provide documentation for review by Rothschild Trust Holding, LLC. This process is on-going, and we believe the complaint is without merit and we intend to vigorously defend against it.

Scanbuy and Marshall Feature Recognition, LLC – On or around December 19, 2008, we received a complaint filed in the Eastern District of Texas by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) alleging infringement of certain patents. On January 8, 2009, we filed an answer denying infringement and asserting that the patents of Scanbuy and MFR are invalid. On or about May 8, 2009 the parties agreed and the case was transferred to the Southern District of New York due to lack of personal jurisdiction in the Eastern District of Texas. On August 3, 2009 the New York Court assigned the case to the same judge responsible for our suit against Scanbuy, described above. However, because of significant differences between the cases each will be tried separately. The Court’s order also established a timetable for discovery in this case. We believe the complaint is without merit and we intend to vigorously defend against it.

The Hudson Consulting Group, Inc. – On June 30, 2009 we received from the Superior Court of Fulton County, in the State of Georgia a Notice of Filing of Foreign Judgment related to the judgment granted against us but the Superior Court, Judicial District of Middlesex, in the State of Connecticut, granted on August 22, 2008.  The Notice of Filing seeks to collect on the Judgment which was granted in Connecticut. We are seeking to settle this matter.

 Dennis G. Priddy – On July 30, 2009, we and our Chief Executive Officer were served with a Writ of Summons filed in the Northern District Superior Court of Hillsborough County, New Hampshire. The allegations in the Writ included several employment related matters. We believe the complaint is without merit and we intend to vigorously defend against it.

Note 8 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net sales and net loss from continuing operations for the three and six month ended June 30, 2009 and 2008, and the identifiable assets as of June 30, 2009 and December 31, 2008 by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net Sales:
United States	$88	$91	$155	$207
Germany	48	116	471	264
Total	$136	$207	$626	$471

Net income (loss) from continuing operations:
United States	78,524	(8,799)	(27,752)	(4,308)
Germany	(460)	(552)	(783)	(1,006)
Total	$78,064	$(9,351)	$(28,535)	$(5,314)

	June 30,	December 31,
	2009	2008
Identifiable assets:
United States	$9,526	$10,920
Germany	467	568
Total	$9,993	$11,488

Note 9 - Subsequent Events

Asset Purchase and Sale Agreement – On July 17, 2009, the Company entered into an Asset Purchase and Sale Agreement to dispose of certain assets in connection with our legacy Maxicode, PDF 417 and WISP software product lines. Neither the assets sold, nor the revenue to be acquired in connection with the asset sale, are material to the Company.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward looking statements, please refer to the section titled “Risk Factors” in the Company’s 2008 Form 10-K filed on April 14, 2009 with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

On July 28, 2009, we entered into a non-exclusive patent licensing agreement with Mobile Tag, Inc., for machine readable mobile codes under our patent portfolio. This is the first contract to be announced under our recently launched licensing program. Under the terms of the agreement, we will receive a percentage of revenue generated by Mobile Tag, Inc., through the use and licensing of our patent portfolio.

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Results of Continuing Operations

Beginning in late 2008 and continuing in 2009 we have taken aggressive steps to control our costs. These efforts have resulted in reduced operating losses in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, respectively, of $1.5 million compared to $2.8 million, and reduced operating losses in the six months ended June 30, 2009, compared to the six months ended June 30, 2008, respectively, of $3.1 million compared to $5.2 million. However, our loss from continuing operations was $28.5 million during the six months ended June 30, 2009 compared to $5.3 million during the six months ended June 30, 2008. The overall loss incurred in the six months ended June 30, 2009, was primarily the result of non-cash losses and gains from the change in fair value of our hybrid financial instruments, warrants and debentures, totaling $22 million. For the three months ended March 31, 2009, the non-cash loss totaled $104 million, and non-cash gain for the three months ended June 30, 2009 totaled $82 million.  We incurred these non-cash losses and gains principally as a result of the recent fluctuations in the market value of our common stock during the three and six months ended June 30, 2009. During the six months ended June 30, 2008 we reported non-cash gains on our hybrid financial instruments, warrants and debentures, totaling $1.5 million. These non-cash gains were principally the result of declines in the market value of our common stock.

A summary of our net sales for the three and six months ended June 30, 2009 and 2008 is presented below:

	Three Months Ended June 30,		Increase (decrease)
	2009	2008	$	%
	(in thousands)
Hardware sales	36	$82	(46)	-56%
Lavasphere revenue	8	15	(7)	-47%
Neo-Reader revenue	2	-	2	-
Legacy product revenue	88	91	(3)	-3%
Other revenue	2	19	(17)	-89%
Net Sales	$136	$207	(71)	-34%

	Six Months Ended June 30,		Increase (decrease)
	2009	2008	$	%
	(in thousands)
Hardware sales	429	$149	280	188%
Lavasphere revenue	30	39	(9)	-23%
Neo-Reader revenue	6	-	6	-
Legacy product revenue	145	168	(23)	-14%
Patent licensing	10	39	(29)	-75%
Other revenue	6	76	(70)	-92%
Net Sales	$626	$471	155	33%

Net Sales - Total revenues decreased $71,000, or 34%, to $136,000 for the three months ended June 30, 2009 from $207,000 for the three months ended June 30, 2008. Total revenues increased $155,000, or 33%, to $626,000 for the six months ended June 30, 2009 from $471,000 for the six months ended June 30, 2008. This increase was the result of increased sales of our hardware products. Sales of hardware products decreased to $36,000 from $82,000 for the three months ended June 30, 2009 and 2008, respectively, and increased to $429,000 from $149,000 for the six months ended June 30, 2009 and 2008, respectively, as a result of the introduction of our newest model barcode scanners as well as the sale of remaining quantities of our older models. During the six months ended June 30, 2009, we recorded $6,000 of sales revenue for our barcode ecosystem products. In succeeding quarters we expect these revenues and related licensing revenues to increase as we shift the focus to our new business strategy of developing products and services to support the emerging barcode ecosystem that is being defined by bodies such as the OMA, GSMA and CTIA. We believe this focus will deliver the most value in the future.

Cost of Sales - Cost of sales was $281,000 for the three months ended June 30, 2009 compared with $292,000 for the three months ended June 30, 2008, a decrease of $11,000, or 4%. Cost of sales was $808,000 for the six months ended June 30, 2009 compared with $605,000 for the six months ended June 30, 2008, an increase of $203,000, or 34%. Cost of sales for NeoMedia Europe, related to our hardware products, was $45,000 and $49,000 for the three months ended June 30, 2009 and 2008, respectively, and was $334,000 and $115,000 for the six months ended June 30, 2009 and 2008, respectively. Amortization costs related to our patents, and the proprietary software of NeoMedia Europe was $236,000 and $244,000 for the three months ended June 30, 2009 and 2008, respectively, and was $474,000 and $490,000 for the six months ended June 30, 2009 and 2008, respectively.

Sales and Marketing - Sales and marketing expenses were $178,000 and $655,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $477,000 or 73%, and $464,000 and $1,283,000 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $819,000 or 64%. The decrease in sales and marketing expenses was the result of strict cost controls implemented in mid-late 2008 and further reductions in 2009 compared with 2008.

General and Administrative - General and administrative expenses were $863,000 and $1,367,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $504,000, or 37%, and $1,787,000 and $2,573,000 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $786,000, or 31%. The decrease in general and administrative expenses was the result of reductions in compensation and travel costs, as well as reductions in professional fees implemented in mid-late 2008 and further reductions in 2009 compared with 2008.

Research and Development - Research and development expenses were $350,000 and $655,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $305,000, or 47%, and $673,000 and $1,217,000 for the six months ended June 30, 2009 and 2008, respectively, a decrease of $544,000, or 45%. The decrease in research and development expenses was the result of reductions in compensation and costs associated with the development of our hardware products, which were completed and launched in late 2008. We have also implemented further cost controls in 2009 compared with 2008.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments -  We carry certain of our convertible debentures at fair value, in accordance with FAS 155 and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. Liability related to these hybrid instruments decreased in the three months ended June 30, 2009 and 2008, respectively, resulting in a gain of $23.3 million, and $4.1 million, respectively. Liability related to these hybrid instruments decreased in the six months ended June 30, 2009 and 2008, respectively, resulting in a gain of $0.3 million, and $2.7 million, respectively. These fair value changes were primarily as a result of the fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our stock could cause the fair value of our hybrid financial instruments to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants -  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. Liability related to warrants decreased in the three months ended June 30, 2009 and 2008, respectively, resulting in a gain of $20.9 million, and $1.5 million, respectively. Liability related to warrants increased in the six months ended June 30, 2009, and decreased in the six months ended June 30, 2008, resulting in a loss of $12.4 million, and a gain of $3.5 million, respectively. These fair value changes were primarily as a result of the fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further increases in the market price of our stock could cause the fair value of our warrants to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Debentures - For our Series C convertible preferred stock, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. Liability related to the derivative instruments embedded in these debentures decreased in the three months ended June 30, 2009, and increased in the three months ended June 30, 20008, respectively, resulting in a gain of $38.0 million, and a loss of $8.0 million, respectively. Liability related to these derivative instruments and debentures increased in the six months ended June 30, 2009, and 2008, respectively, resulting in a loss of $9.7 million, and $4.6 million, respectively. These fair value changes were primarily as a result of the fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our stock could cause the fair value of our derivative financial instruments to increase significantly in future periods.

Other Interest Expense, net - Other interest expense was $2.6 million and $4.1 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $1.5 million or 37%, and $3.7 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $2.0 million or 118% that results from increased financing activities from the second half of 2008 through June 30, 2009. Other interest expense consists of interest charges related to convertible debentures that are not carried at fair value under FAS 155, interest accrued for creditors as part of financed purchases, past due balances and notes payable, net of interest earned on cash equivalent investments.

Results of Discontinued Operations - In 2007, we discontinued the operations of our Mobot, Sponge, 12Snap, Telecom Services and Micro Paint Repair businesses.  During the six months ended June 30, 2008, we recognized a loss of $291,000, primarily attributable to wind-down expenses associated with Micro Paint Repair, 12Snap, and Telecom Services.

Liquidity and Capital Resources

As of June 30, 2009, we had $0.3 million in cash and cash equivalents; a decrease of $1.0 million, or 77%, compared with a total of $1.3 million as of December 31, 2008.

Cash used in operating activities decreased to $2.7 million for the six months ended June 30, 2009 compared with $3.2 million for the period ended June 30, 2008.  The decrease in cash used in operations is primarily due to the cost control measures implemented in late 2008 and early 2009.

Cash used in investing activities was $24,000 for the six months ended June 30, 2009, representing the purchase of equipment. Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2008.  This was primarily due to the sale of our remaining ownership of 12Snap, wind-down expenses from discontinued operations, a partial settlement of intercompany loans and cash retained by us from the shut-down of Micro Paint Repair-US which resulted in net proceeds to us of $0.8 million.

Cash provided by financing activities was $1.8 million for the six months ended June 30, 2009, which resulted from $1.7 million in convertible debt instruments net of fees from Y.A. Global, and proceeds received upon exercise of stock options by two former employees totaling $0.1 million. Cash provided by and used in financing activities during the six months ended June 30, 2008 was $1.4 million, and was the result of additional borrowing activities through convertible debt instruments, and the repayment of portions of our notes payable.

As of June 30, 2009, we had a working capital deficiency of $91.3 million, of which $67.7 million relates to the fair value of hybrid and derivative financial instruments, and $11.6 million relates to the carrying value of debentures carried at amortized cost. These values are significantly greater than the face amount of our debt that would be otherwise due in cash if the conversion feature of these instruments and the warrants did not exist

Significant Liquidity Events

Going Concern - We have historically incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net loss for the six months ended June 30, 2009 was $28.6 million while net cash used by operations was $2.7 million.  We also have an accumulated deficit of $241.2 million and a working capital deficit of $91.3 million as of June 30, 2009, much of which is related to the derivative value of our financing instruments. We also have a continuing obligation as of June 30, 2009 of $4.6 million relating to a purchase price guarantee associated with our prior acquisition of 12Snap (which we subsequently sold).

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

Including funding received subsequent to June 30, 2009, we have received $2.6 million in financing from YA Global Investments, L.P (“YA Global”) in 2009. While Y.A. Global has informally told us that they intend to continue to fund our operations on a month-to-month basis, should YA Global choose not to provide us with additional capital financing, as they have in the past, or if Y.A. Global does not object and we seek funding from alternative sources but are also unsuccessful, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately September 15, 2009.

The financial statements in this Form 10-Q do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of June 30, 2009, our cash balance was $0.3 million. NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the convertible debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C convertible preferred stock sale, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Subsequent Events

Secured Convertible Debenture - On July 15, 2009 and August 14, 2009, we entered into additional Secured Convertible Debentures with YA Global for principal amounts of $535,000 and $475,000, respectively. The debentures accrue interest at 14% per annum and are payable on the maturity date (July 29, 2010) in cash, or provided that certain equity conditions are satisfied, in shares of common stock.  At any time from the closing date until the maturity date, YA Global has the right to convert the convertible debentures into our common stock  at the then effective conversion price, which varies relative to the our trading stock price, at the lesser of, $0.02 per share, or 95% of the lowest weighted average price of the Company’s common stock during the ten days preceding the conversion date, and adjusts to 50% of the lowest weighted average price of the Company’s common stock during the ten days preceding the conversion date in the event of a default. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. We have the right to redeem a portion or the entire outstanding note at a 10% premium plus accrued interest. The debentures are secured by certain Pledged Property, as such term is defined in the Security Agreement, dated July 29, 2008, and certain Patent Collateral, as defined in a security agreement (patent), entered into on July 29, 2008.

Asset Purchase and Sale Agreement – On July 17, 2009, the Company entered into an Asset Purchase and Sale Agreement to dispose of certain assets in connection with our legacy Maxicode, PDF 417, and WISP software product lines. Neither the assets sold, nor the revenue to be acquired in connection with the asset sale, are material to the Company.

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

ITEM 4T. Controls and Procedures

Disclosure Controls and Procedures - Our management, with the participation of our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2009 at a reasonable assurance level, because of the material weaknesses described in Item 9A of our Annual Report on Form 10−K for the fiscal year ended December 31, 2008, which we are still in the process of remediating.  Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2008 Form 10−K for a full description of these weaknesses.

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended June 30, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no material developments relating to certain pending legal proceedings.  For a description of pending legal proceedings, see Note 7 – Contingencies, to the Consolidated Financial Statements set forth in this Form 10-Q.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required under this item to provide information.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2008 (the “Closing Date”), NeoMedia Technologies, Inc., a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) to issue and sell secured convertible debentures (the “Debentures” and each, a “Debenture”) to YA Global Investments, L.P. (the “Investor”) in the principal amount of up to Eight Million Six Hundred Fifty Thousand Dollars ($8,650,000) pursuant to the terms of the SPA, by and between the Company and the Investor, of which the first secured convertible Debenture in the amount of $2,325,000 was funded on the Closing Date, the second secured convertible debenture in the amount of $2,325,000 was funded on October 28, 2008 and a third debenture in the amount of $4,000,000 was to be funded on or after January 1, 2009 subject to certain conditions set forth in the SPA.

On April 6, 2009, the Company and the Investor entered into an Amendment Agreement (the “Amendment Agreement”) whereby the SPA was amended in order to reduce the amount of the third secured convertible Debenture (as discussed above) from $4,000,000 to $1,100,000, and whereby such Third Closing (as defined in the Amendment Agreement) was broken down into two (2) separate closings, the first to occur on April 6, 2009, pursuant to which the Investor purchased a secured convertible debenture in the principal amount of $550,000 and the second to occur on or after May 1, 2009, pursuant to which the Investor exercised its option and purchased a secured convertible debenture in the principal amount of $550,000.

On June 5, 2009, the Investor and the Company entered into an agreement to issue an additional debenture (the “Additional Agreement”), and the Company issued to the Investor a secured convertible debenture in the principal amount of $715,000. Such transaction was described in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 5, 2009.

On July 15, 2009, the Investor and the Company entered into an Agreement to issue an additional debenture (the “Second Additional Agreement”), and the Company issued to the Investor a secured convertible debenture in the principal amount of $535,000. Such transaction was described in the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2009.

On August 14, 2009, the Investor and the Company entered into an Agreement to issue an additional debenture (the “Third Additional Agreement”), a copy of which is attached hereto as Exhibit 10.124, whereby the Company issued to the Investor a secured convertible debenture in the principal amount of $475,000, a copy of which is attached hereto as Exhibit 10.125 (the “Fifth Additional Debenture”).  Such debenture shall mature on July 29, 2010 (the “Maturity Date”). The Fifth Additional Debenture shall accrue interest at a rate equal to fourteen percent (14%) per annum and such interest shall be paid on the Maturity Date (or sooner as provided in the Fifth Additional Debenture) in cash or, provided that certain Equity Conditions are satisfied (as such term is defined in the Fifth Additional Debenture), in shares of the Company’s common stock (“Common Stock”) at the applicable Conversion Price (as defined in the Fifth Additional Debenture).  At any time after August 14, 2009, the Investor shall be entitled to convert any portion of the outstanding and unpaid principal and accrued interest thereon into fully paid and non-assessable shares of the Common Stock at a price equal to the lesser of $0.02 and ninety-five percent (95%) of the lowest volume weighted average price of the Common Stock during the ten (10) trading days immediately preceding each conversion date.

The Company shall not affect any conversion, and the Investor shall not have the right to convert any portion of the Fifth Additional Debenture to the extent that after giving effect to such conversion, the Investor (together with the Investor’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion, except for not less than sixty-five (65) days prior written notice from the Investor.

The Company shall have the right to redeem a portion or all amounts outstanding (subject to certain conditions in the Fifth Additional Debenture) by paying the amount equal to the principal amount being redeemed plus a redemption premium equal to ten percent (10%) of the principal amount being redeemed, and accrued interest.

In connection with the closing of the Third Additional Agreement, the Company placed a $25,000 monitoring fee into escrow, directly from the proceeds of the Fifth Additional Debenture closing on August 14, 2009 (as deposited into escrow, the “Escrow Funds”) which shall be used to compensate Yorkville Advisors LLC (“Investment Manager”) for monitoring and managing the purchase and investment made by the Investor, pursuant to the Investment Manager’s existing advisory obligations to the Investor.  The Company, Investment Manager and the Investor entered into an Escrow Agreement, dated July 29, 2008 (the “Escrow Agreement”) appointing David Gonzalez, Esq. as escrow agent (the “Escrow Agent”) to hold the Escrow Funds and to periodically disburse portions of such Escrow Funds to the Investment Manager from escrow in accordance with the terms of the Escrow Agreement, a copy of which is referenced hereto as Exhibit 10.107 (and the amended Exhibit A thereto is attached as Exhibit 10.111 hereto).

All of the Debentures are secured by (a) certain Pledged Property, as such term is defined in that certain Security Agreement, of even date with the SPA, by and among the Company, each of the Company’s subsidiaries made a party thereto and the Investor and (b) certain Patent Collateral, as such term is defined in that certain Patent Security Agreement, of even date with the SPA, by and among the Company, each of the Company’s subsidiaries made a party thereto and the Investor.  Copies of the Security Agreement and the Patent Security Agreement are referenced hereto as Exhibits 10.101 and 10.102, respectively.

In connection with the SPA, the Company also entered into those certain Irrevocable Transfer Agent Instructions with the Investor, the Escrow Agent and WorldWide Stock Transfer, LLC, the Company’s transfer agent, a copy of which is attached as Exhibit 10.108 hereto.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to A Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/96
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/96
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/96
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/96
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/96
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/96
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/96
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/96
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.90	11/25/96
3.1	Form of By-laws of DevSys Migration, Inc.		SB-2	3.10	11/25/96
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/96
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/96
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/96
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/96
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/96

10.1	Second Agreement and Amendment to Consulting Agreement between NeoMedia and Thornhill Capital, dated July 22, 2005		S-3/A	10.3	1/30/06
10.2	Standby Equity Distribution Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.1	4/1/05
10.3	Placement Agent Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.2	4/1/05
10.4	Escrow Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.3	4/1/05
10.5	Registration Rights Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.4	4/1/05
10.6	Promissory Note, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05
10.7	Security Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05
10.8	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/05

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.9	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/05
10.10	Definitive Merger Agreement between NeoMedia and Mobot		8-K	16.10	2/10/06
10.11	Definitive Sale and Purchase Agreement between NeoMedia and 12Snap		8-K	16.10	2/14/06
10.12	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.10	2/21/06
10.13	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.10	2/22/06
10.14	Promissory Note, dated October 18, 2004, between NeoMedia and Cornell Capital Partners		S-3/A	10.26	1/30/06
10.15	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/06
10.16	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/06
10.17	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/06
10.18	Warrant, dated February 17, 2006		8-K	10.4	2/21/06
10.19	Warrant, dated February 17, 2006		8-K	10.5	2/21/06
10.20	Warrant, dated February 17, 2006		8-K	10.6	2/21/06
10.21	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/06
10.22	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/06
10.23	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06
10.24	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/06
10.25	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.30	8/30/06
10.26	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.40	8/30/06
10.27	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.50	8/30/06
10.28	A Warrant, dated August 24, 2006		8-K	10.60	8/30/06
10.29	B Warrant, dated August 24, 2006		8-K	10.70	8/30/06
10.30	C Warrant, dated August 24, 2006		8-K	10.80	8/30/06
10.31	D Warrant, dated August 24, 2006		8-K	10.9	8/30/06
10.32	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06
10.33	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/06
10.34	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/06
10.35	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/06
10.36	Letter of intent amongst the Company, Global Emerging Markets, and Jose Sada		8-K	16.1	8/31/06
10.37	Termination Agreement between NeoMedia Technologies, Inc, and Cornell Capital Partners, LP		S-3/A	10.53	1/30/07
10.38	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/06
10.39	Agreement between NeoMedia and FMS		8-K	16.1	12/7/06

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.40	Escrow agreement amongst NeoMedia, Mobot, FMS, and Kirkpatrick and Lockhart Nicholson Graham LLP		8-K	16.2	12/7/06
10.41	Description of Special Preference Stock		8-K	16.3	12/7/06
10.42	Promissory note payable from NeoMedia to FMS		8-K	16.4	12/7/06
10.43	License agreement between NeoMedia and Mobot		8-K	16.50	12/7/06
10.44	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.10	1/8/07
10.45	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.20	1/8/07
10.46	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.30	1/8/07
10.47	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.40	1/8/07
10.48	A Warrant, dated December 29, 2006		8-K	10.50	1/8/07
10.49	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/07
10.50	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/07
10.51	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/07
10.52	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/07
10.53	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/07
10.54	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/07
10.55	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/07
10.56	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/07
10.57	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/07
10.58	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/07
10.59	Amendment Agreement III to Sale and Purchase Agreement between NeoMedia and certain former shareholders of 12Snap AG, dated March 16, 2007		8-K	10.1	3/22/07
10.60	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/07
10.61	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/07
10.62	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/07
10.63	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/07
10.64	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/07
10.65	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/07
10.67	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/07
10.68	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/07

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.69	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/07
10.70	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.10	3/27/07
10.71	Sale and Purchase Agreement between NeoMedia and Bernd M. Michael		8-K	10.1	4/6/07
10.72	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/07
10.73	Full and Final Settlement Agreement, dated August 14, 2007, by and between NeoMedia, Wayside and Tesscourt		8-K	99.1	8/17/07
10.74	Letter of intent between NeoMedia Technologies, Inc. and Greywolf Entertainment, Inc.		8-K	16.1	8/21/07
10.75	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/07
10.76	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/07
10.77	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/07
10.78	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/07
10.79	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/07
10.80	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/07
10.81	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/07
10.82	Sale and Purchase Agreement between NeoMedia and Greywolf Entertainment, Inc., dated October 26, 2007		8-K	10.1	11/5/07
10.83	Definitive purchase agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	10.1	11/7/07
10.84	Distribution agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	16.1	11/7/07
10.85	Sale of the Assets of the Micro Paint Repair Business Unit.		8-K	10.1	11/21/07
10.86	Share Purchase and Transfer Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/08
10.87	Arbitration Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/08
10.88	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/08
10.89	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/08
10.90	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/08
10.91	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/08
10.92	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/08

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.93	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/08
10.94	Resignation Letter, effective May 22, 2008, executed by William Hoffman		8-K	10.6	6/5/08
10.95	Settlement Agreement and Release, dated June 2, 2008, by and between the Company and Frank J. Pazera		8-K	10.7	6/5/08
10.96	Resignation Letter, effective May 22, 2008, executed by Frank J. Pazera		8-K	10.8	6/5/08
10.97	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/08
10.98	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/08
10.99	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/08
10.100	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/08
10.101	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/08
10.102	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/08
10.103	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/08
10.104	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/08
10.105	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/08
10.106	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/08
10.107	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/08
10.108	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.10	8/4/08
10.109	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/08
10.110	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/08
10.111	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/08
10.112	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/09
10.113	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/09
10.114	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/09

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
10.115	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/09
10.116	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/09
10.117	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/09
10.118	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/09
10.119	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/09
10.120	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/09
10.121	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/09
10.122	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/09
10.123	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/09
10.124	Agreement dated August 14, 2009 (Third Additional Agreement) by and Between the Company and Y.A. Global Investments, L.P.	X
10.125	Seventh Convertible Debenture dated August 14, 2009 ( Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: August 14, 2009	/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer & Principal Accounting Officer