Form 10-Q
period 2009-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2009-11-16
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of outstanding shares of the registrant’s common stock on November 9, 2009 was 2,176,040,904.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” relating to NeoMedia Technologies, Inc., a Delaware corporation, which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate” or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, the ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$74	$1,259
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	46	102
Inventories, net of allowance for obsolete & slow-moving inventory of $65 and $81 respectively	187	117
Prepaid expenses and other current assets	421	544
Total current assets	728	2,022

Property, equipment and leasehold improvements, net	107	79
Goodwill	3,060	3,418
Proprietary software, net	2,241	2,738
Patents and other intangible assets, net	2,066	2,293
Cash surrender value of life insurance policies	659	508
Other long-term assets	156	430
Total assets	$9,017	$11,488

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$158	$134
Taxes payable	7	7
Accrued expenses	8,119	5,787
Deferred revenues and customer prepayments	235	403
Notes payable	109	50
Accrued purchase price guarantee	4,535	4,614
Deferred tax liability	348	706
Derivative financial instruments - warrants	7,791	1,189
Derivative financial instruments - debentures payable	41,253	26,256
Debentures payable - carried at amortized cost	12,241	11,227
Debentures payable - carried at fair value	27,383	19,892
Total current liabilities	102,179	70,265

Commitments and contingencies (Note 7)

Series C convertible preferred stock, $0.01 par value, 30,000 shares authorized, 9,859 and 19,144 shares issued and outstanding, liquidation value of $9,859 and $19,144	9,859	19,144

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 2,079,180,883 and 1,375,056,229 shares issued and 2,076,028,605 and 1,371,904,960 outstanding, respectively	20,760	13,719
Additional paid-in capital	131,815	120,430
Accumulated deficit	(254,745)	(211,305)
Accumulated other comprehensive loss	(72)	14
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ deficit	(103,021)	(77,921)
Total liabilities and shareholders’ deficit	$9,017	$11,488

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	For the three months ended
	September 30,	September 30,
	2009	2008

Net sales	$189	$330
Cost of sales	238	377
Gross deficit	(49)	(47)

Sales and marketing expenses	149	711
General and administrative expenses	984	1,216
Research and development costs	330	406
Impairment of investment	261	-

Operating loss	(1,773)	(2,380)

Gain (loss) from change in fair value of hybrid financial instruments	(7,802)	975
Gain (loss) from change in fair value of derivative liability - warrants	5,800	(315)
Loss from change in fair value of derivative liability - debentures	(8,651)	(7,640)
Loss on sale of assets	-	(6)
Interest expense related to convertible debt	(1,140)	(498)

Loss from continuing operations	(13,566)	(9,864)

Income from discontinued operations	-	31

Net loss	(13,566)	(9,833)

Dividends on convertible preferred stock	(234)	(398)

Net loss attributable to common shareholders	(13,800)	(10,231)

Comprehensive loss:
Net loss	(13,566)	(9,833)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	136

Comprehensive loss	$(13,573)	$(9,697)

Net loss per share, basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	$-	$-
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares:
Basic and fully diluted	1,957,840,909	1,236,058,293

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	For the nine months ended
	September 30,	September 30,
	2009	2008

Net sales	$815	$801
Cost of sales	1,046	983
Gross deficit	(231)	(182)

Sales and marketing expenses	613	1,994
General and administrative expenses	2,770	3,789
Research and development costs	1,004	1,623
Impairment of investment	261	-

Operating loss	(4,879)	(7,588)

Gain on extinguishment of debt	-	22
Gain (loss) from change in fair value of hybrid financial instruments	(7,490)	3,684
Gain (loss) from change in fair value of derivative liability - warrants	(6,602)	3,151
Loss from change in fair value of derivative liability - debentures	(18,327)	(12,186)
Loss on sale of assets	-	(90)
Interest expense related to convertible debt	(4,803)	(2,172)

Loss from continuing operations	(42,101)	(15,179)

Income/(loss) from discontinued operations	-	(260)

Net Loss	(42,101)	(15,439)

Dividends on convertible preferred stock	(977)	(1,196)

Net loss attributable to common shareholders	(43,078)	(16,635)

Comprehensive loss:
Net loss	(42,101)	(15,439)
Other comprehensive loss:
Foreign currency translation adjustment	(86)	(14)

Comprehensive loss	$(42,187)	$(15,453)

Net loss per share, basic and diluted:
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	$-	$-
Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares:
Basic and fully diluted	1,713,213,128	1,137,671,871

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	For the nine months ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Loss from continuing operations	(42,101)	(15,439)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	-	260
Depreciation and amortization	760	786
Impairment of investment	261	-
Loss on sale of assets	-	90
Gain on early extinguishment of debt	-	(22)
(Gain) loss from change in fair value of hybrid financial instruments	7,490	(3,684)
(Gain) loss from change in fair value of warrants	6,602	(3,151)
Loss from change in fair value of debentures	18,327	12,186
Interest expense related to convertible debt	4,803	2,172
Stock-based compensation expense	280	1,570
Decrease/ (increase) in value of life insurance policies	(151)	69

Changes in operating assets and liabilities
Trade and other accounts receivable	56	157
Inventories	(70)	53
Prepaid expenses and other assets	136	(623)
Accounts payable and accrued liabilities	(55)	831
Deferred revenue and other current liabilities	(178)	(275)
Net cash used in operating activities	(3,840)	(5,020)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(65)	(41)
Expenses of discontinued operations	-	(255)
Proceeds from sale of investments	-	751
Payment of purchase price guarantee obligations	-	(14)
Net cash provided by (used in) investing activities	(65)	441

Cash Flows from Financing Activities:
Net proceeds from exercise of stock options	116	-
Borrowings under convertible debt instruments, net	2,610	3,686
Net cash provided by financing activities	2,726	3,686

Effect of exchange rate changes on cash for continuing operations	(6)	(7)

Net decrease in cash and cash equivalents from continuing operations	(1,185)	(900)

Cash and cash equivalents, beginning of period	1,259	1,415
Cash and cash equivalents, end of period	74	515

Supplemental cash flow information:
Interest paid during the period	3	34
Accretion of dividends on Series C Convertible Preferred Stock	977	1,196
Series C Convertible Preferred Stock converted to common stock	9,285	789

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

In order to provide complete mobile marketing solutions, NeoMedia also offers barcode scanning hardware that reads barcodes displayed on mobile phone screens or printed media. NeoMedia provides infrastructure solutions to enable mobile ticketing and couponing programs – including scanner hardware and system support software for seamless implementation.

This technology is supported by our patents. In addition, NeoMedia has an open standards philosophy designed to make integration and use of the technology easy for handset manufacturers, mobile operators and advertisers; and the consumer’s experience is safe, reliable and interoperable.

Accounting Standards Codification - In June 2009, the Financial Accounting Standards Board ("FASB") issued a statement establishing the FASB Accounting Standards Codification™ (the “FASB ASC" or the “Codification"). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative U.S. generally accepted accounting principles ("US GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. This statement did not change existing US GAAP, and as such, did not have an impact on our consolidated financial statements. We have updated our references to US GAAP, in order to reflect the Codification.

Going Concern – We have historically incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net loss from continuing operations for the nine months ended September 30, 2009 and 2008 was $42.1 million and $15.2 million, respectively.  Net cash used for operations during the same periods was $3.8 million and $5.0 million, respectively. We also have an accumulated deficit of $254.7 million and a working capital deficit of $101.5 million as of September 30, 2009, much of which is related to the derivative value of our financing instruments including $76.4 million related to the fair value of hybrid and derivative financial instruments, and $12.2 million related to the carrying value of debentures carried at amortized cost.

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

YA Global Investments, L.P. (“YA Global”) has provided us with financing on a month-to-month basis, totaling $2.6 million, during 2009. YA Global has informed us that they intend to provide additional financing for our operations through the end of 2009. This additional financing has not yet been completed as of the date of this report. If cash received from our customers and licensees is not sufficient to fund our operations we will require additional capital financing from YA Global or from other sources in the future in order to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed balance sheet as of December 31, 2008, which was derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2009 and 2008, have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operations consist of one reportable segment. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  The net effect of discontinued operations is reported separately from the results of our continuing operations.  Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported therein, including those related to revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, derivative liabilities and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Basic and Diluted Loss Per Share – Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. During the three and nine months ended September 30, 2009 and 2008, we reported a net loss per share, and as such the basic and diluted loss per share were equivalent.

The following shares related to outstanding stock options, warrants, convertible debt and convertible preferred stock for the three and nine months ended September 30, 2009 and 2008, are anti-dilutive and therefore have been excluded from diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Outstanding stock options	95,263,548	116,541,081	94,561,241	116,541,081
Outstanding warrants	1,006,195,834	1,014,470,834	1,006,195,834	1,014,470,834
Convertible debt	6,492,936,266	11,780,475,652	6,215,593,350	10,645,838,866
Convertible preferred stock	1,922,206,202	6,518,198,594	2,134,358,223	6,627,785,070
	9,516,601,850	19,429,686,161	9,450,708,648	18,404,635,851

Inventories - Inventories, consisting of material, material overhead, labor and processing costs, are stated at the lower of cost (first-in, first-out) or market.

Note 3 – Discontinued Operations

MicroPaint Repair, 12Snap & Telecom Services – During 2006, we acquired and in 2007 we subsequently disposed of our Micro Paint Repair (MPR), 12Snap, Mobot and Sponge business units. During the three and nine months ended September 30, 2008, we incurred wind-down expenses related to these discontinued businesses.

Legacy Software Product lines, Maxicode, PDF417 & WISP – On July 17, 2009, the Company entered into an Asset Purchase and Sale Agreement to dispose of certain assets in connection with our legacy Maxicode, PDF 417 and WISP software product lines. Neither the assets sold, nor the royalty revenues to be received in connection with the asset sale, were or are material to the Company.

Note 4 – Financing

On February 17, 2006, the Company issued shares of its Series C convertible preferred stock to YA Global, an accredited investor, and between August 24, 2006 and August 14, 2009, has issued fifteen secured convertible debentures to YA Global. In addition, in connection with these debentures and the Series C convertible preferred stock, the Company also issued common stock warrants to YA Global. The significant terms of the Series C convertible preferred stock, the convertible debentures and the warrants are set out in Note 5 to our consolidated financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2008 and summarized below. During the second quarter of 2009, YA Global distributed 3,350 of it’s preferred shares to other investors.

Series C Convertible Preferred Stock - On February 17, 2006, we issued 22,000 shares of $1,000 Series C 8% convertible preferred stock, with a face value of $22 million, to YA Global. The Series C convertible preferred stock is convertible into shares of common stock at the lower of $0.02 per share and 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date.

As of September 30, 2009, 12,141 shares of the original 22,000 shares of our Series C preferred stock have been converted into our common shares, leaving 9,859 shares, with a face value of $9.9 million outstanding. During the quarter ended September 30, 2009, there was a change in the estimate of the number of shares of preferred stock which were converted. During the period from February 2008 through April 2009, the trading market price of our common stock (and the conversion price) was less than its par value.  We are limited to issuing shares of common stock at no less than the par value, and all shares of our common stock issued in those conversions were issued at par value. However, the methodology used to estimate the number of shares of preferred stock converted during that time was based upon the value received for the shares issued, with the difference between that value and  the par value recorded as a deemed dividend. Effective September 30, 2009, the methodology used to determine the number of preferred shares being converted was changed such that it was no longer dependent on the market value of the common shares issued. The number of common shares issued did not change because we consistently issued those common shares at a price no lower than par value.

The Series C convertible preferred stock is currently classified outside of Shareholders’ Equity in the mezzanine section of our balance sheet. The change in estimate in the number of shares converted resulted in a reduction in the preferred stock outstanding of approximately $5.6 million, and a corresponding reduction in the accumulated deficit of $3.0 million related to the deemed dividends, and $2.6 million recorded as an increase to additional paid in capital.

On October 13, 2009, 300 Series C preferred shares were converted into 30 million common shares. On October 19, 2009, 100 Series C preferred shares were converted into 10 million common shares. And on October 23, 2009, 300 Series C preferred shares were converted into 30 million common shares.

Secured Convertible Debentures - The underlying agreements for each of the fifteen debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of trading days prior to conversion. All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.

The table below summarizes the significant terms of each of the debentures:

					Conversion Price – Lower of Fixed Price or Percentage
				Default	of VWAP for Preceding Period
	Face		Interest	Interest	Fixed		Default	Preceding
Debenture Issue Date	Amount	Maturity	Rate	Rate	Price	%	%	Period

August 24, 2006	$5,000,000	7/29/2010	10%	n/a	$0.01	90%	n/a	30 Days
December 29, 2006	2,500,000	7/29/2010	10%	n/a	$0.01	90%	n/a	30 Days
March 27, 2007	7,458,651	7/29/2010	13%	n/a	$0.01	90%	n/a	30 Days
August 24, 2007	1,775,000	7/29/2010	14%	n/a	$0.01	80%	n/a	10 Days
April 11, 2008	390,000	4/11/2010	15%	24%	$0.01	80%	75%	10 Days
May 16, 2008	500,000	5/16/2010	15%	24%	$0.01	80%	50%	10 Days
May 29, 2008	790,000	5/29/2010	15%	24%	$0.01	80%	50%	10 Days
July 10, 2008	137,750	7/10/2010	15%	24%	$0.01	80%	50%	10 Days
July 29, 2008	2,325,000	7/29/2010	14%	24%	$0.02	95%	50%	10 Days
October 28, 2008	2,325,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
April 6, 2009	550,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
May 1, 2009	550,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
June 5, 2009	715,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
July 15, 2009	535,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
August 14, 2009	475,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days

The debentures issued prior to May 29, 2008 were originally issued with higher fixed exercise prices but because those debentures include full-ratchet anti-dilution provisions, their fixed conversion price was reduced to $0.01 as of May 29, 2008.

All the debentures with YA Global contain provisions for acceleration of principal and interest upon default. Certain of the debentures also contain default interest rates and conversion prices, as reflected in the table above.

As of August 25, 2008, we were in default on our August 24, 2006 Convertible Debenture due to non-payment of principal and interest in accordance with the terms of the agreement. On September 24, 2008, we entered into a Letter Agreement with YA Global which extended the maturity dates of the August 24, 2006 and the December 29, 2006 debentures to July 29, 2010. The extension was considered a one-time extension for the specific period indicated but was not considered a waiver of existing events of default. However, a waiver was subsequently obtained from YA Global, effective as of December 31, 2008, which waiver is discussed further below. On April 6, 2009 (effective March 27, 2009) the maturity date of the March 27, 2007 debenture was extended to July 29, 2010. On August 14, 2009, the maturity date of the August 24, 2007 debenture was extended to July 29, 2010.

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

On July 15, 2009 and August 14, 2009, we entered into additional secured convertible debentures with YA Global for principal amounts of $535,000 and $475,000, respectively. The debentures mature on July 29, 2010, accrue interest at 14% per annum and are payable on the maturity date in cash, or provided that certain equity conditions are satisfied, in shares of common stock.  At any time from the closing date until the maturity date, YA Global has the right to convert the convertible debentures into our common stock  at the then effective conversion price, which varies relative to the our trading stock price, at the lesser of $0.02 per share, and 95% of the lowest weighted average price of the Company’s common stock during the ten days preceding the conversion date, and adjusts to 50% of the lowest weighted average price of the Company’s common stock during the ten days preceding the conversion date in the event of a default. The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holders waive their right to such limitation. We have the right to redeem a portion or the entire outstanding note at a 10% premium plus accrued interest. The debentures are secured by certain Pledged Property, as defined in the Security Agreement dated July 29, 2008, and certain Patent Collateral, as defined in a Patent Security Agreement dated July 29, 2008.

In our evaluation of these financing transactions, we concluded that the conversion features were not afforded the exemption as conventional convertible instruments due to the variable conversion rate; and they did not otherwise meet the conditions set forth in current accounting standards for equity classification. Because equity classification was not available for the conversion feature, we elected to bifurcate the compound derivative, and carry it as a derivative liability, at fair value. The compound derivative consists of (i) the embedded conversion feature, (ii) down round protection feature, and (iii) default, non-delivery and buy-in puts which were combined into one compound instrument that is carried as a component of derivative liabilities.

The following tables illustrate how the proceeds arising from the July 2009 and August 2009 financings were allocated on the financing inception dates:

Classification	July 15, 2009	August 14, 2009

Convertible debenture	$132,779	$134,337
Compound embedded derivative	367,221	315,663

Net proceeds	500,000	450,000
Fees retained by YA Global	35,000	25,000
Gross proceeds	$535,000	$475,000

We used the Flexible Monte Carlo Simulation valuation technique to value the compound embedded derivative because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments.

Assumptions used as of inception of the financings included the following significant estimates:

	July 15, 2009	August 14, 2009

Conversion prices	$0.011	$0.009
Remaining terms (years)	1.04	0.96
Equivalent volatility	227.74%	203.09%
Equivalent interest-risk adjusted rate	12.51%	12.46%
Equivalent credit-risk adjusted yield rate	14.50%	10.93%

Subsequent Events

Debenture Conversion - On October 26, 2009, $321,000 of the $550,000 face value convertible debenture dated April 6, 2009 was converted into 30,000,000 shares of our common stock.

Fair Value Considerations - In accordance with the FASB ASC Topic 815, Derivatives and Hedging, we determined that the conversion features of the Series C convertible preferred stock, and the August 2006, December 2006, July 2008, October 2008, April 2009, May 2009 June 2009, July 2009 and August 2009 Debentures met the criteria of embedded derivatives and that the conversion features of these instruments needed to be bifurcated and accounted for as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income. As permitted by FASB ASC 815-15-25, Recognition of Embedded Derivatives, we have elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the Debentures charged or credited to income each period.

Derivative financial instruments arising from the issuance of convertible financial instruments are initially recorded, and continuously carried, at fair value. Upon conversion of any of the convertible financial instruments, the carrying amount of the debt, including any unamortized premium or discount, and the related derivative instrument liability are credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized.

Embedded Derivative Instruments – Series C Preferred Stock and August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009 and August 2009 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FASB ASC 815, the compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions used as of September 30, 2009 included exercise estimates/behaviors and the following other significant estimates:

		Remaining		Equivalent	Equivalent
	Conversion	Term	Equivalent	Interest-Risk	Credit-Risk
	Prices	(years)	Volatility	Adjusted Rate	Adjusted Rate

Series C Convertible Preferred Stock	$0.004	0.83	184%	8.38%	10.40%
August 24, 2006	$0.004	0.83	184%	10.79%	10.40%
December 29, 2006	$0.004	0.83	184%	10.79%	10.40%
July 10, 2008	$0.004	0.78	188%	15.00%	10.40%
July 29, 2008	$0.005	0.83	184%	12.93%	10.40%
October 28, 2008	$0.005	0.83	184%	12.93%	10.40%
April 6, 2009	$0.005	0.83	184%	12.93%	10.40%
May 1, 2009	$0.005	0.83	184%	12.93%	10.40%
June 5, 2009	$0.005	0.83	184%	12.93%	10.40%
July 15, 2009	$0.005	0.83	183%	12.69%	10.40%
August 14, 2009	$0.005	0.83	183%	12.69%	10.40%

Equivalent amounts reflect the net results of multiple modeling simulations that the Flexible Monte Carlo Simulation methodology applies to underlying assumptions. The assumptions included in the calculation are highly subjective and subject to interpretation.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the 30 day or 10 day prior period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio which deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Flexible Monte Carlo model used for valuation purposes. On September 30, 2009, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Flexible Monte Carlo valuation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25).

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures - The March 2007, August 2007, April 11, 2008, May 16, 2008 and May 29, 2008 convertible debentures are recorded in accordance with FASB ASC 815-15-25 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value recognized in earnings. These financial instruments are valued using the common stock equivalent approach. The common stock equivalent is calculated using the shares indexed to the debentures valued at the market price of our stock and the present value of the coupon.

Current Period Valuations - For the Series C convertible preferred stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. For these instruments and the July 2008, October 2008, April 2009, May 2009, June 2009, July 2009 and August 2009 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked to market each reporting period.

The March 2007, August 2007, April 2008 and May 2008 debentures were each initially recorded at their full fair value pursuant to FASB ASC 815-15-25. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

The face value and the carrying value or fair value, as appropriate, of the Series C preferred stock and the debentures as of September 30, 2009 and December 31, 2008 was:

	Face	Carrying
September 30, 2009	Value	Value	Fair value	Total
	(in thousands)

Series C Convertible Preferred Stock	$9,859	$9,859	$-	$9,859

August 24, 2006	$5,000	$5,000	$-	$5,000
December 29, 2006	2,500	2,500	-	2,500
March 27, 2007	7,459	-	18,859	18,859
August 24, 2007	1,775	-	4,449	4,449
April 11, 2008	390	-	952	952
May 16, 2008	500	-	1,212	1,212
May 29, 2008	790	-	1,911	1,911
July 10, 2008	137	122	-	122
July 29, 2008	2,325	2,023	-	2,023
October 28, 2008	2,325	2,051	-	2,051
April 6, 2009	550	31	-	31
May 1, 2009	550	153	-	153
June 5, 2009	715	27	-	27
July 15, 2009	535	183	-	183
August 14, 2009	475	151	-	151

Total	$26,026	$12,241	$27,383	$39,624

	Face	Carrying
December 31, 2008	Value	Value	Fair value	Total
	(in thousands)

Series C Convertible Preferred Stock	$19,144	$19,144	$-	$19,144

August 24, 2006	$5,000	$5,000	$-	$5,000
December 29, 2006	2,500	2,500	-	2,500
March 27, 2007	7,459	-	13,478	13,478
August 24, 2007	1,775	-	3,217	3,217
April 11, 2008	390	-	736	736
May 16, 2008	500	-	955	955
May 29, 2008	790	-	1,506	1,506
July 10, 2008	137	109	-	109
July 29, 2008	2,325	1,785	-	1,785
October 23, 2008	2,325	1,833	-	1,833
Total	$23,201	$11,227	$19,892	$31,119

The following table reflects the number of common shares (in thousands) into which the Series C convertible preferred stock and debentures are convertible and the fair values of the embedded conversion features in those debentures that are carried at amortized cost, at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Common	Embedded	Common	Embedded
	Stock	Conversion	Stock	Conversion
	Shares	Feature	Shares	Feature
		(in thousands)

Series C Convertible Preferred Stock	3,269,931	$18,312	21,456,650	$10,728
August 24, 2006	1,282,051	9,642	5,555,556	7,260
December 29, 2006	854,759	4,590	3,703,957	3,556
March 27, 2007	1,912,475	-	8,287,390	-
August 24, 2007	455,128	-	1,972,222	-
April 11, 2008	100,000	-	433,333	-
May 16, 2008	128,205	-	555,556	-
May 29, 2008	202,564	-	877,778	-
July 10, 2008	35,321	200	153,056	158
July 29, 2008	494,681	2,692	2,325,000	2,327
October 28, 2008	494,681	2,637	2,325,000	2,227
April 6, 2009	96,491	619	-	-
May 1, 2009	96,491	619	-	-
June 5, 2009	125,439	805	-	-
July 15, 2009	113,830	602	-	-
August 14, 2009	101,064	535	-	-

Total	9,763,111	$41,253	47,645,498	$26,256

The carrying value of the embedded conversion feature related to the April 6, 2009, May 1, 2009, June 5, 2009, July 15, 2009 and August 14, 2009 financings at inception was approximately $531,000, $419,000, $679,000, $367,000 and $316,000, respectively.

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C convertible preferred stock was convertible as of September 30, 2009 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate ($0.02) or the market price multiplied by the average ratio of market price to conversion price over the term of the note. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of September 30, 2009 was calculated as the face value of each instrument divided by the conversion price as of September 30, 2009.

The March 2007, August 2007, April 2008 and May 2008 debentures are carried in their entirety at fair value in accordance with FASB ASC 815-15-25 and the value of the embedded conversion feature is effectively embodied in those fair values.

Changes in the fair value of convertible instruments that are carried at fair value (the March 2007, August 2007, April 2008 and May 2008 debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statement of operations. The following represents a reconciliation of the changes in fair value of these financial instruments measured at fair value under FASB ASC 815-15-25:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Debenture Issue Date
March 27, 2007	$(5,272)	$1,721	$(5,382)	$3,777
August 24, 2007	(1,388)	358	(1,232)	809
April 11, 2008	(264)	(94)	(215)	(74)
May 16, 2008	(341)	(391)	(257)	(363)
May 29, 2008	(537)	(619)	(404)	(465)
Total	$(7,802)	$975	$(7,490)	$3,684

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability debentures” in the accompanying consolidated statement of operations. The following represents a reconciliation of the changes in fair value of these derivative financial instruments recorded under FASB ASC 815:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$(1,837)	$(4,793)	$(13,226)	$(9,226)

Debenture Issue Date
August 24, 2006	(3,001)	(471)	(2,382)	(546)
December 29, 2006	(1,323)	(235)	(1,034)	(273)
July 10, 2008	(59)	(67)	(42)	(67)
July 29, 2008	(726)	(2,074)	(365)	(2,074)
October 28, 2008	(699)	-	(410)	-
April 6, 2009	(167)	-	(88)	-
May 1, 2009	(167)	-	(200)	-
June 5, 2009	(218)	-	(126)	-
July 15, 2009	(235)	-	(235)	-
August 14, 2009	(219)	-	(219)	-
Total	$(8,651)	$(7,640)	$(18,327)	$(12,186)

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

The warrants issued to YA Global and others do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income or expense each period.

A summary of the warrants outstanding (in thousands) follows:

			September 30, 2009		December 31, 2008
			Common		Common
	Exercise	Expiration	Stock	Fair	Stock	Fair
	Price	Date	Warrants	Value	Warrants	Value
				(in thousands)
Series C Convertible Preferred Stock	$0.0039	2/17/2011	75,000	$540	75,000	$23
August 24, 2006 debenture	0.0039	8/24/2011	175,000	1,313	175,000	193
December 29, 2006 debenture	0.0039	12/29/2011	42,000	323	42,000	50
March 27, 2007 debenture	0.0039	3/27/2012	125,000	963	125,000	150
August 24, 2007 debenture	0.0039	8/24/2012	75,000	577	75,000	90
May 16, 2008 debenture	0.0039	5/16/2015	7,500	60	7,500	10
May 29, 2008 debenture	0.0039	5/29/2015	50,000	400	50,000	70
July 29, 2008 debenture	0.0047	7/29/2015	450,000	3,600	450,000	602
Other warrants	0.011-.48	Various	6,696	15	8,471	1
Total			1,006,196	$7,791	1,007,971	$1,189

The warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of September 30, 2009 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility of 157% to 223%, and risk-free rates of return of 0.18% to 2.31%.

Fair Value Considerations – We adopted the provisions of FASB ASC Topic 820, Fair Value Measurement and Disclosures, as of January 1, 2008, with respect to financial instruments. As required by FASB ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of September 30, 2009 and December 31, 2008 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009, in thousands:

Beginning balance: Derivative financial instruments	$27,445
Total gains (losses)	24,929
Transfers in/out of Level 3	(3,330)
Ending balance	$49,044

Note 5 – Stock-Based Compensation

A total of 28,286,040 stock options were issued to employees and directors during the nine months ended September 30, 2009. A total of 38,876,763 stock options were issued to employees during the nine months ended September 30, 2008.  The grant date fair values of these options were $184,000 and $202,000, respectively, which amounts are being recognized over the vesting period of the options.  For the three months ended September 30, 2009 and 2008, respectively, total stock-based compensation expense recorded in the statement of operations was $103,000 and $580,000, and $280,000 and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.

We used the following assumptions to value the stock options granted during the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
Volatility	138% - 282%	88% - 201%
Expected dividends	-	-
Expected term (in years)	5.6	3
Risk-free rate	0.50%	4.35%

During the nine months ended September 30, 2009 options to purchase 11,600,000 shares of our common stock were exercised. The exercise price of these options was $0.01 per share, providing us with proceeds of $116,000. There were no stock option exercises during the nine months ended September 30, 2008.

On April 29, 2009 the Stock Option Committee of the Board of Directors approved a resolution granting 6,548,540 stock options to 14 of our employees and directors to partially compensate them for reductions in salaries and fees related to our cost control measures. These stock options are inclusive in the aggregate number of stock options issued during the nine months ended September 30, 2009. The exercise price of these options was $0.02 per share. In addition, the resolution included a change in control provision, under which all options held by these employees and directors would vest upon such change in control of the company.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(in thousands)

Accruals for disputed services	$2,298	$2,224
Accrued operating expenses	1,508	1,791
Accrued payroll related expenses	278	-
Accrued interest	4,035	1,772
Total	$8,119	$5,787

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

On October 16, 2009, we entered into a ten year settlement and license agreement with Scanbuy, Inc., in which the Company and Scanbuy settled all of their pending litigation against each other and granted non-exclusive licenses and a sublicense to each other.

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008, we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint and investment by us and YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. The Company plans to rigorously defend this lawsuit and at this time we are unable to determine a probable outcome in this matter.

Rothschild Trust Holdings, LLC – On September 19, 2008, we were served a complaint by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009, we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which requires us to provide documentation for review by Rothschild Trust Holding, LLC.   The non-binding mediation and interim agreement failed to settle the matter, and the litigation continues.  We believe the complaint is without merit and we intend to vigorously defend against it.

Scanbuy and Marshall Feature Recognition, LLC – On or around December 19, 2008, we received a complaint filed in the Eastern District of Texas by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) alleging infringement of certain patents. On January 8, 2009, we filed an answer denying infringement and asserting that the patents of Scanbuy and MFR are invalid. On or about May 8, 2009, the parties agreed and the case was transferred to the Southern District of New York due to lack of personal jurisdiction in the Eastern District of Texas. On August 3, 2009 the New York Court assigned the case to the same judge responsible for our suit against Scanbuy, described above. However, because of significant differences between the cases each will be tried separately. The Court’s order also established a timetable for discovery in this case.

On October 16, 2009, we entered into a settlement and license agreement with Scanbuy., in which the Company and Scanbuy settled all of their pending litigation against each other.  The settlement and license agreement also settled the pending claim brought by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) against the Company by providing for a paid-up, non-exclusive sublicense to use all of the patents licensed by MFR to Scanbuy within the defined territory.

The Hudson Consulting Group, Inc. – On June 30, 2009, we received from the Superior Court of Fulton County, in the State of Georgia a Notice of Filing of Foreign Judgment related to the judgment granted against us by the Superior Court, Judicial District of Middlesex, in the State of Connecticut, granted on August 22, 2008.  The Notice of Filing seeks to collect on the Judgment which was granted in Connecticut. We are seeking to settle this matter.

Dennis G. Priddy – On July 30, 2009, we and our Chief Executive Officer were served with a Writ of Summons filed in the Northern District Superior Court of Hillsborough County, New Hampshire. The allegations in the Writ included several employment related matters. We believe the complaint is without merit and we intend to vigorously defend against it. On October 19, 2009 the parties entered into a settlement agreement and the matter was subsequently dismissed. The settlement amount was not material.

Note 8 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net sales and net loss from continuing operations for the three and nine month ended September 30, 2009 and 2008, and the identifiable assets as of September 30, 2009 and December 31, 2008 by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net Sales:
United States	$73	$83	$228	$289
Germany	116	247	587	512
Total	$189	$330	$815	$801

Loss from continuing operations:
United States	(13,246)	(9,542)	(40,998)	(13,851)
Germany	(320)	(322)	(1,103)	(1,328)
Total	$(13,566)	$(9,864)	$(42,101)	$(15,179)

	September 30,	December 31,
	2009	2008
Identifiable assets:
United States	$8,642	$10,920
Germany	375	568
Total	$9,017	$11,488

Note 9 - Subsequent Events

NeuStar, Inc., License Agreement - On October 2, 2009, we entered into a four year agreement with NeuStar, Inc., in which we granted to NeuStar a non-exclusive license to a portion of the Company’s patent portfolio primarily for the purpose of establishing and providing registry and clearinghouse services within the field of use and territory. The terms of the License Agreement also grant to NeuStar an exclusive right to sub-license that same portion of the Company’s patent portfolio within the field of use and territory to resolution authorities for a period of not less than one year, but up to four years depending on the achievement of certain milestones as set forth in the License Agreement. In addition, NeuStar will perform certain reservations, administration, billing & collection and other additional services for the benefit of the Company, Neustar and the sub-licensees.

Brand Extension Mobile Solutions, S.A (“BEMS”) License Agreement - On October 7, 2009, we entered into a four year agreement with Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS”), in which we granted to BEMS a non-exclusive license to use the Licensed Platform in an approved field of use within a certain geographical territory. The Licensed Platform will support BEMS’s performance of exclusive commercial operations under a particular cooperation agreement between BEMS and Telefónica Internacional, S.A.U. (“Telefónica”). BEMS intends to use the Company as its prime vendor in connection with such agreement with Telefónica. The License Agreement grants to BEMS the right to distribute the Company’s barcode reading software via download or through its inclusion in mobile devices. The License Agreement also requires BEMS to purchase twenty-five of the Company’s hardware products to support testing and marketing of barcode and mobile barcode based ticketing and couponing activities. The License Agreement requires the Company to provide certain support services, which include providing support, maintenance, upgrade and update services to BEMS or to BEMS’s customers. The License Agreement also provides that the Company shall have certain limited sublicense and interoperability obligations to facilitate BEMS’s existing relationships and obligations.

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

In order to provide complete mobile marketing solutions, NeoMedia also offers barcode scanning hardware that reads barcodes displayed on mobile phone screens or printed media. NeoMedia provides infrastructure solutions to enable mobile ticketing and couponing programs – including scanner hardware and system support software for seamless implementation.

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

During 2009, we have taken steps to build on the developing ecosystem based on the strengths of our patent portfolio. To accomplish this, we have entered into several licensing programs and resolved a significant outstanding legal matter.

On July 28, 2009, we entered into a non-exclusive patent licensing agreement with Mobile Tag, Inc. for machine readable mobile codes under our patent portfolio. Under the terms of that agreement, we will receive a percentage of revenue generated by Mobile Tag,  Inc. through the use and licensing of our patent portfolio.

On October 2, 2009, we entered into a four year agreement with NeuStar, Inc. in which we granted to NeuStar a non-exclusive license to a portion of the Company’s patent portfolio primarily for the purpose of establishing and providing registry and clearinghouse services within the field of use and territory. The terms of the License Agreement also grant to NeuStar an exclusive right to grant royalty bearing sub-licenses to the same portion of the Company’s patent portfolio within the field of use and territory to resolution authorities for a period of not less than one year, but up to four years depending on the achievement of certain milestones as set forth in the License Agreement. In addition, NeuStar will perform certain reservations, administration, billing & collection and other additional services for the benefit of the Company, NeuStar and the sub-licensees.

On October 7, 2009, we entered into a four year agreement with Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS”), in which we granted to BEMS a royalty bearing, and non-exclusive license to use the Licensed Platform in an approved Field of Use within a certain geographical Territory. The Licensed Platform will support BEMS’s performance of exclusive commercial operations under a particular cooperation agreement between BEMS and Telefónica Internacional, S.A.U. (“Telefónica”). BEMS intends to use the Company as its prime vendor in connection with such agreement with Telefónica. The License Agreement grants to BEMS the right to distribute the Company’s barcode reading software via download or through its inclusion in mobile devices. The License Agreement also requires BEMS to purchase twenty-five of the Company’s hardware products to support testing and marketing of barcode and mobile barcode based ticketing and couponing activities.

On October 16, 2009, we entered into a ten year settlement and license agreement with Scanbuy, Inc., in which the Company and Scanbuy settled all of their pending litigation against each other and granted non-exclusive licenses and a sublicense to each other. Pursuant to the terms of the Agreement, the Company granted to Scanbuy a royalty bearing, non-exclusive license to use a portion of the Company’s patent portfolio within the field of use and in the territory.

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Results of Continuing Operations

Beginning in late 2008 and continuing in 2009, we have taken aggressive steps to control our costs. These efforts have resulted in reduced operating losses in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, of $1.8 million and $2.4 million, respectively, and reduced operating losses in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, of $4.9 million and $7.6 million, respectively. However, our loss from continuing operations was $42.1 million during the nine months ended September 30, 2009 compared to $15.2 million during the nine months ended September 30, 2008. The overall loss incurred in the nine months ended September 30, 2009 was primarily the result of net non-cash losses from the change in fair value of our hybrid financial instruments, warrants and debentures, totaling $32.4 million. The net non-cash losses for the three months ended September 30, 2009 totaled $10.7 million.  We incurred these net non-cash losses principally as a result of the fluctuations in the market value of our common stock during the three and nine months ended September 30, 2009. During the nine months ended September 30, 2008 we reported net non-cash losses on our hybrid financial instruments, warrants and debentures, totaling $5.4 million. These net non-cash losses were principally the result of fluctuations in the market value of our common stock.

A summary of our net sales for the three and nine months ended September 30, 2009 and 2008 is presented below:

	Three Months Ended September 30,		Increase (decrease)
	2009	2008	$	%
	(in thousands)
Hardware	21	$128	(107)	-84%
Lavasphere	93	38	55	146%
Barcode ecosystem	1	-	1	-
Legacy product	67	82	(15)	-18%
Patent licensing	6	-	6	-
Other	1	82	(81)	-99%
Net Sales	$189	$330	(141)	-43%

	Nine Months Ended September 30,		Increase (decrease)
	2009	2008	$	%
	(in thousands)
Hardware	449	$276	173	63%
Lavasphere	123	77	46	60%
Barcode ecosystem	6	-	6	-
Legacy product	212	251	(39)	-15%
Patent licensing	16	39	(23)	-60%
Other	9	158	(149)	-95%
Net Sales	$815	$801	14	2%

Net Sales - Total revenues decreased $141,000, or 43%, to $189,000 for the three months ended September 30, 2009 from $330,000 for the three months ended September 30, 2008. Total revenues increased $14,000, or 2%, to $815,000 for the nine months ended September 30, 2009 from $801,000 for the nine months ended September 30, 2008. Our net sales and product mix have changed as a result of fluctuations in our operations and as a result of changes in our business strategy.  During the three months ended September 30, 2009, our hardware product sales decreased $107,000 or 84%. However, during the nine months ended September 30, 2009, sales of our hardware products increased $173,000 or 63%. During 2009 we introduced our newest model barcode scanners and sold remaining quantities of our older models. Our hardware products tend to be sold in large transactions and can fluctuate significantly among reporting periods. During the three months ended September 30, 2009 our Lavasphere product sales increased $55,000 or 146%, and during the nine months ended September 30, 2009, sales of our Lavasphere product sales increased $46,000 or 60%, both as a result of increased demand for these products and services. During 2009 we introduced our barcode ecosystem products and during the nine months ended September 30, 2009, we have recognized $6,000 of sales revenue for our barcode ecosystem products, as well as $16,000 of sales revenue for the related platform licensing and patent licensing agreements. In succeeding quarters we expect these revenues to increase as we shift the focus of our efforts toward the emerging barcode ecosystem. We believe this focus will deliver the most value in the future. During the three months ended September 30, 2009 we disposed of our legacy software products. However, we retained a share of those products’ future revenues. Accordingly, we expect these revenues to continue at reduced levels.

Cost of Sales - Cost of sales was $238,000 for the three months ended September 30, 2009 compared with $377,000 for the three months ended September 30, 2008, a decrease of $139,000, or 37%. Cost of sales was $1,046,000 for the nine months ended September 30, 2009 compared with $983,000 for the nine months ended September 30, 2008, an increase of $63,000, or 6%. Cost of sales for NeoMedia Europe, related to our hardware products, was $2,300 and $135,000 for the three months ended September 30, 2009 and 2008, respectively, and was $336,000 and $250,000 for the nine months ended September 30, 2009 and 2008, respectively. Amortization costs related to our patents, and the proprietary software was $236,000 and $243,000 for the three months ended September 30, 2009 and 2008, respectively, and was $710,000 and $733,000 for the nine months ended September 30, 2009 and 2008, respectively.

Sales and Marketing - Sales and marketing expenses were $149,000 and $711,000 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $562,000 or 79%, and $613,000 and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $1.4 million or 69%. The decrease in sales and marketing expenses was the result of strict cost controls implemented in mid-late 2008 and further reductions in 2009 compared with 2008.

General and Administrative - General and administrative expenses were $1.0 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $232,000, or 19%, and $2.8 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $1.0 million, or 27%. The decrease in general and administrative expenses was the result of reductions in compensation and travel costs, as well as reductions in professional fees implemented in mid-late 2008 and further reductions in 2009 compared with 2008.

Research and Development - Research and development expenses were $330,000 and $406,000 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $76,000, or 19%, and $1.0 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $619,000, or 38%. The decrease in research and development expenses was the result of reductions in compensation and costs associated with the development of our hardware products, which were completed and launched in late 2008. We have also implemented further cost controls in 2009 compared with 2008.

Impairment of investment – Impairment charges of $261,000 resulted from our review and adjustment in the carrying value of our investment in Sponge Limited. Our investment in Sponge Limited is now fully reserved.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments -  We carry certain of our convertible debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. The liability related to these hybrid instruments increased in the three months ended September 30, 2009 resulting in a loss of $7.8 million, and decreased in the three months ended September 30, 2008 resulting in a gain of $1.0 million. The liability related to these hybrid instruments increased in the nine months ended September 30, 2009, resulting in a loss of $7.5 million, and decreased in the nine months ended September 30, 2008 resulting in a gain of $3.7 million. These fair value changes were primarily as a result of the fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our stock could cause the fair value of our hybrid financial instruments to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants -  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. The liability related to warrants decreased in the three months ended September 30, 2009 resulting in a gain of $5.8 million, and increased in the three months ended September 30, 2008 resulting in a loss of $.3 million. The liability related to warrants increased in the nine months ended September 30, 2009, and decreased in the nine months ended September 30, 2008, resulting in a loss of $6.6 million, and a gain of $3.1 million, respectively. These fair value changes were primarily as a result of the fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further increases in the market price of our common stock could cause the fair value of our warrants to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Debentures - For our Series C convertible preferred stock, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. The liability related to the derivative instruments embedded in these debentures increased in the three months ended September 30, 2009, and 2008, respectively, resulting in a loss of $8.7 million, and $7.6 million, respectively. The liability related to these derivative instruments and debentures increased in the nine months ended September 30, 2009, and 2008, respectively, resulting in a loss of $18.3 million, and $12.2 million, respectively. These fair value changes were primarily as a result of the fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our common stock could cause the fair value of our derivative financial instruments to increase significantly in future periods.

Other Interest Expense, net - Other interest expense was $1.1 million, and $.5 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $.6 million or 120%, and $4.8 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $2.6 million or 118% that results from increased financing activities from the second half of 2008 through September 30, 2009. Other interest expense consists of interest charges related to convertible debentures that are not carried at fair value under FASB ASC 815-15-25, interest accrued for creditors as part of financed purchases, past due balances and notes payable, net of interest earned on cash equivalent investments.

Results of Discontinued Operations - In 2007, we discontinued the operations of our Mobot, Sponge, 12Snap, Telecom Services and Micro Paint Repair business units.  During the nine months ended September 30, 2008, we recognized a loss of $260,000, primarily attributable to wind-down expenses associated with Micro Paint Repair, 12Snap, and Telecom Services.

Liquidity and Capital Resources

As of September 30, 2009, we had $74,000 in cash and cash equivalents; a decrease of $1.2 million, or 94%, compared with a total of $1.3 million as of December 31, 2008.

Cash used in operating activities decreased to $3.8 million for the nine months ended September 30, 2009 compared with $5.0 million for the period ended September 30, 2008.  The decrease in cash used in operations is primarily due to the cost control measures implemented in late 2008 and in 2009.

Cash used in investing activities was $65,000 for the nine months ended September 30, 2009, representing the purchase of equipment. Net cash provided by investing activities was $441,000 for the nine months ended September 30, 2008.  This was primarily due to the sale of our remaining ownership of 12Snap, wind-down expenses from discontinued operations, a partial settlement of intercompany loans and cash retained by us from the shut-down of Micro Paint Repair-US which resulted in net proceeds to us of $751,000.

Cash provided by financing activities was $2.7 million for the nine months ended September 30, 2009, which resulted from $2.6 million in convertible debt instruments net of fees from Y.A. Global, and proceeds received upon exercise of stock options by two former employees totaling $116,000. Cash provided by financing activities during the nine months ended September 30, 2008 was $3.7 million, and was the result of additional borrowing activities through convertible debt instruments.

As of September 30, 2009, we had a working capital deficiency of $101.5 million, of which $76.4 million relates to the fair value of hybrid and derivative financial instruments, and $12.2 million relates to the carrying value of debentures carried at amortized cost. These values are significantly greater than the face amount of our debt that would be otherwise due in cash if the conversion feature of these instruments and the warrants did not exist.

Significant Liquidity Events

Going Concern - We have historically incurred net losses and losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net loss for the nine months ended September 30, 2009 was $42.1 million while net cash used by operations was $3.8 million.  We also have an accumulated deficit of $254.7 million and a working capital deficit of $101.5 million as of September 30, 2009, much of which is related to the derivative value of our financing instruments. We also have a continuing obligation as of September 30, 2009 of $4.6 million relating to a purchase price guarantee associated with our prior acquisition of 12Snap (which we subsequently sold).

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

YA Global Investments, L.P. (“YA Global”) has provided us with financing on a month-to-month basis, totaling $2.6 million, during 2009. YA Global has informed us that they intend to provide additional financing for our operations through the end of 2009. This additional financing has not yet been completed as of the date of this report. If cash received from our customers and licensees is not sufficient to fund our operations we will require additional capital financing from YA Global or from other sources in the future in order to continue as a going concern.

The financial statements in this Form 10-Q do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of September 30, 2009, our cash balance was $74,000. NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the convertible debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C convertible preferred stock sale, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Subsequent Events

NeuStar, Inc., License Agreement - On October 2, 2009, we entered into a four year agreement with NeuStar, Inc., in which we granted to NeuStar a non-exclusive license to a portion of the Company’s patent portfolio primarily for the purpose of establishing and providing registry and clearinghouse services within the field of use and territory. The terms of the License Agreement also grant to NeuStar an exclusive right to sub-license that same portion of the Company’s patent portfolio within the field of use and territory to resolution authorities for a period of not less than one year, but up to four years depending on the achievement of certain milestones as set forth in the License Agreement. In addition, NeuStar will perform certain reservations, administration, billing & collection and other additional services for the benefit of the Company, NeuStar and the sub-licensees.

Brand Extension Mobile Solutions, S.A (“BEMS”) License Agreement - On October 7, 2009, we entered into a four year agreement with Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS”), in which we granted to BEMS a non-exclusive license to use the Licensed Platform in an approved field of use within a certain geographical territory. The Licensed Platform will support BEMS’s performance of exclusive commercial operations under a particular cooperation agreement between BEMS and Telefónica Internacional, S.A.U. (“Telefónica”). BEMS intends to use the Company as its prime vendor in connection with such agreement with Telefónica. The License Agreement grants to BEMS the right to distribute the Company’s barcode reading software via download or through its inclusion in mobile devices. The License Agreement also requires BEMS to purchase twenty-five of the Company’s hardware products to support testing and marketing of barcode and mobile barcode based ticketing and couponing activities. The License Agreement requires the Company to provide certain support services, which include providing support, maintenance, upgrade and update services to BEMS or to BEMS’s customers. The License Agreement also provides that the Company shall have certain limited sublicense and interoperability obligations to facilitate BEMS’s existing relationships and obligations.

Scanbuy, Inc. License Agreement - On October 16, 2009, we entered into a ten year settlement and license agreement with Scanbuy, Inc., in which the Company and Scanbuy settled all of their pending litigation against each other and granted non-exclusive licenses and a sublicense to each other.  The Agreement provides that within five business days after the effective date of the Agreement, each will file motions for dismissal in the United States District Court, Southern District of New York to terminate the pending claim brought by the Company against Scanbuy, and pending claims brought by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) against the Company. Pursuant to the terms of the Agreement, the Company granted to Scanbuy a royalty bearing, non-exclusive license to use a portion of the Company’s patent portfolio within the field of use and in the territory defined in the Agreement. Scanbuy granted to the Company a paid-up, irrevocable, non-exclusive license within the Territory to use the Scanbuy Licensed Patents, and a paid-up, non-exclusive sublicense to use all of the patents licensed by MFR to Scanbuy within the defined territory.

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

ITEM 4. Controls and Procedures

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2009 at a reasonable assurance level, because of the material weaknesses described in Item 9A of our Annual Report on Form 10−K for the fiscal year ended December 31, 2008, which we are still in the process of remediating.  Please see “Management’s Report on Internal Control over Financial Reporting” in Item 9A of the 2008 Form 10−K for a full description of these weaknesses.

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended September 30, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 16, 2009, we entered into a ten year settlement and license agreement with Scanbuy, Inc., in which the Company and Scanbuy settled all of their pending litigation against each other and granted non-exclusive licenses and a sublicense to each other.

Rothschild Trust Holdings, LLC – On September 19, 2008, we were served a complaint by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009, we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which requires us to provide documentation for review by Rothschild Trust Holding, LLC. The non-binding mediation and interim agreement failed to settle the matter, and the litigation continues.  We believe the complaint is without merit and we intend to vigorously defend against it.

Scanbuy and Marshall Feature Recognition, LLC – On or around December 19, 2008, we received a complaint filed in the Eastern District of Texas by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) alleging infringement of certain patents. On January 8, 2009, we filed an answer denying infringement and asserting that the patents of Scanbuy and MFR are invalid. On or about May 8, 2009, the parties agreed and the case was transferred to the Southern District of New York due to lack of personal jurisdiction in the Eastern District of Texas. On August 3, 2009 the New York Court assigned the case to the same judge responsible for our suit against Scanbuy, described above. However, because of significant differences between the cases each will be tried separately. The Court’s order also established a timetable for discovery in this case.

On October 16, 2009, we entered into a settlement and license agreement with Scanbuy, in which the Company and Scanbuy settled all of their pending litigation against each other. The settlement and license agreement also settled the pending claim brought by Scanbuy and Marshall Feature Recognition, LLC (“MFR”) against the Company by providing for a paid-up, non-exclusive sublicense to use all of the patents licensed by MFR to Scanbuy within the defined territory.

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

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to A Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/96
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/96
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/96
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/96
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/96
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/96
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/96
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/96
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.90	11/25/96
3.1	Form of By-laws of DevSys Migration, Inc.		SB-2	3.10	11/25/96
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/96
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/96
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/96
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/96
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/96
10.1	Second Agreement and Amendment to Consulting Agreement between NeoMedia and Thornhill Capital, dated July 22, 2005		S-3/A	10.3	1/30/06
10.2	Standby Equity Distribution Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.1	4/1/05
10.3	Placement Agent Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.2	4/1/05
10.4	Escrow Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.3	4/1/05
10.5	Registration Rights Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.4	4/1/05
10.6	Promissory Note, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05
10.7	Security Agreement, dated March 30, 2005, between NeoMedia and Cornell Capital Partners		8-K	16.5	4/1/05
10.8	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/05

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.9	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/05
10.10	Definitive Merger Agreement between NeoMedia and Mobot		8-K	16.10	2/10/06
10.11	Definitive Sale and Purchase Agreement between NeoMedia and 12Snap		8-K	16.10	2/14/06
10.12	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.10	2/21/06
10.13	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.10	2/22/06
10.14	Promissory Note, dated October 18, 2004, between NeoMedia and Cornell Capital Partners		S-3/A	10.26	1/30/06
10.15	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/06
10.16	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/06
10.17	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/06
10.18	Warrant, dated February 17, 2006		8-K	10.4	2/21/06
10.19	Warrant, dated February 17, 2006		8-K	10.5	2/21/06
10.20	Warrant, dated February 17, 2006		8-K	10.6	2/21/06
10.21	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/06
10.22	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/06
10.23	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06
10.24	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/06
10.25	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.30	8/30/06
10.26	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.40	8/30/06
10.27	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.50	8/30/06
10.28	A Warrant, dated August 24, 2006		8-K	10.60	8/30/06
10.29	B Warrant, dated August 24, 2006		8-K	10.70	8/30/06
10.30	C Warrant, dated August 24, 2006		8-K	10.80	8/30/06
10.31	D Warrant, dated August 24, 2006		8-K	10.9	8/30/06
10.32	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/06
10.33	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/06
10.34	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/06
10.35	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/06
10.36	Letter of intent amongst the Company, Global Emerging Markets, and Jose Sada		8-K	16.1	8/31/06
10.37	Termination Agreement between NeoMedia Technologies, Inc, and Cornell Capital Partners, LP		S-3/A	10.53	1/30/07
10.38	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/06
10.39	Agreement between NeoMedia and FMS		8-K	16.1	12/7/06

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.40	Escrow agreement amongst NeoMedia, Mobot, FMS, and Kirkpatrick and Lockhart Nicholson Graham LLP		8-K	16.2	12/7/06
10.41	Description of Special Preference Stock		8-K	16.3	12/7/06
10.42	Promissory note payable from NeoMedia to FMS		8-K	16.4	12/7/06
10.43	License agreement between NeoMedia and Mobot		8-K	16.50	12/7/06
10.44	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.10	1/8/07
10.45	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.20	1/8/07
10.46	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.30	1/8/07
10.47	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.40	1/8/07
10.48	A Warrant, dated December 29, 2006		8-K	10.50	1/8/07
10.49	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/07
10.50	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/07
10.51	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/07
10.52	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/07
10.53	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/07
10.54	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/07
10.55	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/07
10.56	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/07
10.57	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/07
10.58	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/07
10.59	Amendment Agreement III to Sale and Purchase Agreement between NeoMedia and certain former shareholders of 12Snap AG, dated March 16, 2007		8-K	10.1	3/22/07
10.60	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/07
10.61	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/07
10.62	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/07
10.63	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/07
10.64	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/07
10.65	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/07
10.67	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/07
10.68	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/07

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.69	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/07
10.70	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.10	3/27/07
10.71	Sale and Purchase Agreement between NeoMedia and Bernd M. Michael		8-K	10.1	4/6/07
10.72	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/07
10.73	Full and Final Settlement Agreement, dated August 14, 2007, by and between NeoMedia, Wayside and Tesscourt		8-K	99.1	8/17/07
10.74	Letter of intent between NeoMedia Technologies, Inc. and Greywolf Entertainment, Inc.		8-K	16.1	8/21/07
10.75	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/07
10.76	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/07
10.77	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/07
10.78	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/07
10.79	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/07
10.80	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/07
10.81	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/07
10.82	Sale and Purchase Agreement between NeoMedia and Greywolf Entertainment, Inc., dated October 26, 2007		8-K	10.1	11/5/07
10.83	Definitive purchase agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	10.1	11/7/07
10.84	Distribution agreement between NeoMedia Technologies, Inc. and Micro Paint Holdings Limited, dated November 1, 2007.		8-K	16.1	11/7/07
10.85	Sale of the Assets of the Micro Paint Repair Business Unit.		8-K	10.1	11/21/07
10.86	Share Purchase and Transfer Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/08
10.87	Arbitration Agreement, dated January 31, 2008, by and between NeoMedia and Bernd Michael.		8-K	10.1	2/8/08
10.88	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/08
10.89	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/08
10.90	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/08
10.91	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/08
10.92	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/08

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date
10.93	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/08
10.94	Resignation Letter, effective May 22, 2008, executed by William Hoffman		8-K	10.6	6/5/08
10.95	Settlement Agreement and Release, dated June 2, 2008, by and between the Company and Frank J. Pazera		8-K	10.7	6/5/08
10.96	Resignation Letter, effective May 22, 2008, executed by Frank J. Pazera		8-K	10.8	6/5/08
10.97	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/08
10.98	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/08
10.99	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/08
10.100	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/08
10.101	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/08
10.102	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/08
10.103	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/08
10.104	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/08
10.105	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/08
10.106	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/08
10.107	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/08
10.108	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.10	8/4/08
10.109	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/08
10.110	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/08
10.111	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/08
10.112	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/09
10.113	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/09
10.114	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/09

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
10.115	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/09
10.116	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/09
10.117	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/09
10.118	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/09

10.119	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/09
10.120	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/09
10.121	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/09
10.122	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/09
10.123	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/09
10.124	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/09
10.125	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/09
10.126	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/09
10.127	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/09
10.128	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/09

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: November 16, 2009	/s/ Iain A. McCready
Iain A. McCready
Chief Executive Officer

Dated: November 16, 2009	/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer & Principal Accounting Officer