Form 10-K
period 2009-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2010-03-29
CIK 1022701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21743

NeoMedia Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Concourse Parkway, Suite 500, Atlanta, GA 30328
    (Address, including zip code, of principal executive offices)

678-638-0460
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:	Common Stock, par value $.01 per share
Name of exchange on which registered:	The OTC Bulletin Board® (OTCBB)
Securities registered pursuant to Section 12(g) of the Act:	None

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐         Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $29.2 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are consider to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock on March 22, 2010 was 2,267,567,835.

Documents Incorporated By Reference

NONE
NeoMedia Technologies, Inc.
INDEX

NeoMedia Technologies, Inc.

PART I

ITEM 1. Business

In this Annual Report on Form 10-K, unless otherwise indicated, the words “we,” “us,” and “our” refer to NeoMedia Technologies, Inc. and all entities owned or controlled by NeoMedia Technologies, Inc.  All references to “NeoMedia” or the “Company” in this Annual Report mean NeoMedia Technologies, Inc., a Delaware corporation, and all entities owned or controlled by NeoMedia Technologies, Inc., except where it is made clear that the term only means the parent or a subsidiary company.

Overview

We are a Delaware corporation, founded in 1989 and based in Atlanta, Georgia. We provide the infrastructure to make mobile barcode scanning and its associated commerce easy, universal, and reliable – worldwide. Our barcode ecosystem products include our mobile barcode reading software, “NeoReader”, which reads and transmits data from 2D barcodes to its intended destination. Our code management “NeoSphere” and code clearinghouse “NeoRouter” platforms create, connect, record, and transmit the transactions embedded in the barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably. In order to provide complete mobile marketing solutions, we also offer barcode scanning hardware that reads barcodes displayed on mobile phone screens or printed media. We also provide infrastructure solutions to enable mobile ticketing and couponing programs – including scanner hardware and system support software for seamless implementation. This technology is supported by our patents. In addition, we have an open standards philosophy designed to make integration and use of the technology easy for handset manufacturers, mobile operators and advertisers; and the user experience safe, reliable and interoperable for consumers.

During 2008 and early 2009, we have made significant changes to strengthen our management team. In June 2008, Mr. Iain A. McCready became our Chief Executive Officer and Chairman of our Board of Directors; in September 2008, Mr. Michael W. Zima became our Chief Financial Officer and Secretary; in January 2009, Ms. Laura Marriott became a Member of our Board of Directors; and in March 2009, Mr. Dean Wood became our Vice President - Business Development.

During 2009 and early 2010, we have taken steps to build upon the developing barcode ecosystem based on the strengths of our patent portfolio. To accomplish this, we have entered into several licensing programs and successfully resolved a significant outstanding legal matter:

•
On July 28, 2009, we entered into a non-exclusive patent licensing agreement with Mobile Tag, Inc. for machine-readable mobile codes under our patent portfolio. Under the terms of that agreement, we will receive a percentage of revenue generated by Mobile Tag through the use and licensing of our patent portfolio.

•
On October 2, 2009, we entered into a four year agreement with Neustar, Inc. in which we granted to Neustar a non-exclusive license to a portion of our patent portfolio primarily for the purpose of establishing and providing registry and clearinghouse services within the a defined field of use and geographic territory. The terms of the license also granted to Neustar an exclusive right to grant to third parties royalty-bearing sub-licenses for the use of the same portion of our patent portfolio within the defined field of use and geographic territory. The license permits Neustar to grant sub-licenses  for a period of not less than one year, up to a maximum of four years depending on the achievement by Neustar of certain milestones as set forth in the license agreement. In addition, Neustar will perform certain reservations, administration, billing and collection and other additional services for our benefit as well as for the benefit of Neustar and the sub-licensees. On January 22, 2010 we amended this agreement to further expand our opportunities by including several of our patents and expanding the geographical territory covered by this agreement to include Mexico.

•
On October 7, 2009, we entered into a four year agreement with Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS”), in which we granted to BEMS a royalty bearing, and non-exclusive license to use the licensed platform in an approved field of use within a certain geographical territory. The licensed platform will support BEMS’s performance of exclusive commercial operations under a particular cooperation agreement between BEMS and Telefónica Internacional, S.A.U., a subsidiary of Spain’s Telefónica S.A., one of the world’s largest telecommunication companies. BEMS intends to use us as their prime vendor in connection with their agreement with Telefónica. The license agreement grants to BEMS the right to distribute our barcode reading software via download or through its inclusion in mobile devices. The license agreement also requires BEMS to purchase twenty-five of our barcode scanning hardware products to support testing and marketing of barcode and mobile barcode based ticketing and couponing activities.

•
On October 16, 2009, we entered into a ten year settlement and license agreement with Scanbuy, Inc., in which we and Scanbuy settled all of our pending litigation against each other and granted non-exclusive licenses and a sublicense to each other. Pursuant to the terms of the agreement, we granted to Scanbuy a royalty bearing, non-exclusive license to use a portion of the Company’s patent portfolio within a defined field of use and in a geographic territory.

•
On November 27, 2009 we entered into an agreement with Sony Ericsson Mobile Communications, AB, through which they have selected NeoMedia as their strategic 2D barcode partner. Sony Ericsson will begin shipping phones pre-loaded with our NeoReader barcode scanning application globally in the 1st half of 2010. The NeoReader will be pre-installed across all Sony Ericsson platforms.

•
On February 12, 2010 we entered into an agreement with Neustar to participate in and to facilitate a leadership role in the 2010 Neustar Mobile Codes Pilot Program. The Program will combine all of the elements required to fulfill our goal of a seamless and interoperable barcode ecosystem and will allow advertisers to test the market and technology.

As of December 31, 2009, we had one active wholly-owned subsidiary: NeoMedia Europe, AG, (“NeoMedia Europe”) incorporated in Germany.  In addition, there are several dormant subsidiaries which are listed in Exhibit 21.1.

Products and Services

We provide a complete suite of software and hardware for processing 2D barcodes in the mobile environment, and enabling applications in mobile marketing, mobile couponing, mobile ticketing and mobile payment.

Our barcode ecosystem includes software designed to read 2D barcodes using camera and web enabled wireless communications devices and products to create unique barcodes, to create and manage advertising campaigns using barcodes; to act as a gateway managing activity between consumers and advertisers, and to gather and interpret the results of advertising campaigns. These products include:

•
NeoReader – a barcode scanning application that transforms mobile camera phones into universal barcode readers. Users simply launch the NeoReader application on their mobile phone, scan the barcode and are linked directly to a specific web page. There they can access real-time product or service information, download content or complete a mobile commerce transaction. Any product, magazine/newspaper, retail display or billboard with a 2D barcode provides direct access to the multimedia capability of the mobile web anytime, anywhere. NeoReader features our patented resolution technology with an ultra-small footprint and platform-independent algorithms.  This application provides interoperability among 2D barcodes in the market and operates on a variety of handsets.

•
NeoReader Enterprise & Lavasphere Enterprise – software solutions for commercial applications where mobile devices are utilized to manage products through manufacturing or distribution channels. These applications equip mobile devices to read 1D and 2D barcodes with their built-in camera. The mobile devices become universal barcode readers, allowing users to “track and trace” products and services anytime, anywhere.

•
These solutions are ideal tools for a variety of business applications including data collection, logistics, content linking, and accessing information on the go. They provide the ability to capture lifecycle data for products and services in real time and to share relevant data in a secure and selective manner.

o	NeoReader Enterprise: a standard solution utilizing our NeoReader technology to route transactions to a customer’s existing mobile web application
o	Lavasphere Enterprise: a customized solution using LavaSphere barcode-reading technologies for functions that are too complex to be handled by a mobile web application

•
NeoSphere - a web-based system that supports campaign management and allows users (typically agencies and advertisers) to easily develop, launch and manage a mobile barcode campaign by delivering three critical components:

o	Barcode creation tools

o	Campaign management tools

o	Reporting and analytics

NeoSphere offers a customizable feature that uses rules to deliver dynamic content to a single barcode based on preferences like language, gender, age and location.

•
NeoMedia Code Routing Service – is used in conjunction with NeoSphere and includes an intelligent gateway configurable to support global interoperability and a barcode resolution server designed to retrieve and deliver any form of internet content to mobile phones worldwide.  Our Code Resolution Service uniquely provides:

o	Interoperability with other campaign management systems

o	Access to all barcode-enabled handsets worldwide

o	Data tracking, collection, and monetization of each mobile transaction

•
NeoMedia MSS – MSS is a completely stand-alone system supporting third-party ticketing/couponing systems and databases as well as adding all missing components to existing mobile systems essential for the successful completion and fulfillment of mobile applications.  Based on our customers’ needs and requirements, we believe that we provide the best solution –

o	Integrating third-party ticketing and couponing systems

o	Providing marketing databases and our own coupon system

o	Encrypting and sending codes to mobile phones

o	Decrypting and analyzing code contents

o	Enabling customer’s own coupon and ticket configuration

o	Supplying statistics and information on mobile activities, and

o	Implementing and delivering customized hardware and software solutions

Our hardware products read, interpret and transmit barcodes and barcode information to facilitate related transactions. These products include:

•
EXIO II - a multi-application smart scanner for mobile couponing and ticketing applications. The cutting-edge technology of the EXIO II smart scanner allows customers to redeem mobile tickets and coupons making it easy and affordable to use creative new mobile marketing text messaging programs to track and reach customers. EXIO II is the evolution of EXIO® and combines all the advantages of EXIO® with improved reading capabilities and a programmable Linux platform that was developed based on customer feedback we have received during our more than 10 years of operation. The EXIO II is the ideal tool for one-to-one marketing applications and highly targeted customer campaigns. With its color LCD touch-screen and video playback capability, the EXIO II can be customized to display targeted content and brand messages. Prior to 2009, we offered EXIO®, a complete solution including printer, display, keypad and GSM/GPRS module. EXIO® read and processed 2-D symbologies such as Data Matrix from mobile phone displays as well as printed 1D barcodes. Utilizing a high-speed Digital Signal Processor (DSP) and a high-resolution camera, EXIO® automatically recognizes 2D barcodes such as Data Matrix, sent as MMS (Multimedia Message Service), EMS (Enhanced Message Service) or Picture Message (Smart Message) to any compatible mobile phone.

•
XELIA – a versatile desktop scanner that incorporates Honeywell Adaptus® Imaging Technology 5.0 to enable high-performance reading of 2D codes from mobile phone displays. Equipped with a high-speed Digital Signal Processor (DSP), XELIA automatically recognizes 2D codes sent as text messages (SMS, MMS or EMS) as well as printed 1D barcodes. It processes rapidly and with extreme accuracy. Its compact size and sleek design make XELIA ideal for counter-top use at a point-of-sale or service desk. It can also be used for sweepstakes, mobile advertising (tickets and coupons) and boarding passes. Prior to 2009, we offered our model MD-20 – a high-performance OEM code reader providing unparalleled flexibility in scanning 2-D symbologies such as Data Matrix from mobile phone displays as well as printed 1-D barcodes.  Because of its compact size, speed and flexibility, MD-20 was the ideal high-performance fixed-position 2-D code reader for a wide range of applications where mobile code reading, mobile couponing, mobile ticketing and mobile marketing are required, thus enabling the phone to be used as the single universal mobile device.

Sales, Marketing and Distribution Relationships

We have worked to establish a network of direct salespeople, affiliates and business development personnel to market our suite of products and services. We market our products and services to potential customers primarily in the Americas and Europe.

Data Centers

As of December 31, 2009, we do not own any data centers.  We have servers located in a data center in Miami, Florida, where our network infrastructure is supported by an outside vendor.

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

International Revenue

Revenues from our international customers totaled $1.1 million and $649,000 for the years ended December 31, 2009 and 2008, respectively.  The revenues are denominated and received primarily in Euros.

Competition

We believe we have positioned ourselves to compete as a leader in mobile marketing solutions. However, within the mobile marketing industry there are a number of competitors, many of which are just beginning to appear, who offer parts of the mobile marketing barcode ecosystem.  In general, due to the relative immaturity of the mobile marketing industry, small players have sprung up offering very specialized products and services.

As the mobile marketing industry matures, we expect consolidation as industry leaders emerge. Moreover, we believe we are well positioned at the onset due to our intellectual property, including many patents, on which our products and services are based. We expect that our intellectual property will serve as a competitive advantage as this market matures.

Intellectual Property

We rely on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect proprietary rights in our services.  As of December 31, 2009, we owned 35 patents spanning 15 countries and 27 additional patents are pending or in appeal.  Our patents cover core concepts behind our techniques for linking the physical world to the electronic world.  These patents cover various linkage methods including barcodes, RF/ID, Mag Stripe, Voice and other machine readable and keyed entry identifiers.

On June 9, 2009 we received an Ex Parte Reexamination Certificate from the United States Patent and Trademark Office for our United States Patent No. 6,199,048.  The '048 patent was under reexamination at the request of third party Electronic Frontier Foundation, and the Patent Office ruled that the inventions as described in the claims, amended during the reexamination, are patentable over the prior art.

During 2009 we have licensed our patents to Mobile Tag and Neustar. We have also settled patent-related lawsuits and entered into a patent license agreement with Scanbuy. In addition, we have also entered into a platform license agreement with BEMS. In prior years we also settled patent-related lawsuits and licensed our patents to Digital Convergence, A.T. Cross Company, Symbol Technologies, Brandkey Systems Corporation, Virgin Entertainment Group, and AirClic, Inc.  We are in discussions with other companies with regard to the licensing of our patents and our technology platforms.  However, there can be no guarantee that any of these discussions will result in future revenues.

We have ongoing relationships with several law firms specializing in intellectual property licensing and litigation.  These firms assist us in seeking out potential licensees of our intellectual property portfolio, including any resulting litigation.

We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to us.  We have also entered into nondisclosure agreements with our suppliers, distributors and some customers in order to limit access to and disclosure of our proprietary information.  Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps we have taken to protect our intellectual property can ensure that others will not use our technology or that others will not develop similar technologies.

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

Periodically, we may be made aware that technology we have used in our operations may have infringed upon intellectual property rights held by others.  We will evaluate all such claims and, if necessary and appropriate, seek to obtain licenses for the use of such technology.  If we or our suppliers are unable to obtain licenses necessary to use intellectual property in our operations, we may be legally liable to the owner of such intellectual property.  Moreover, even in those instances where we are justified in denying claims that we have infringed upon the intellectual property rights of others, we may nonetheless be forced to defend or settle legal actions taken against us relating to allegedly protected technology, and such legal actions may require us to expend substantial funds.  See “Item 1A Risk Factors – We may be unable to protect our intellectual property rights and may be liable for infringing the intellectual property rights of others.”

Government Regulation

Existing or future legislation could limit the growth or use of the internet, mobile telecommunications and/or mobile advertising, which would curtail our revenue growth.  Statutes and regulations directly applicable to internet communications, mobile commerce and mobile advertising are becoming more prevalent. The United States Congress and the European Union have passed laws regarding children’s online privacy, privacy in general, copyrights and taxation.  The law remains largely unsettled even in areas where there has been legislative action.  It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the internet, internet commerce, mobile commerce and mobile advertising. In addition, the growth and development of internet and mobile commerce may prompt calls for more stringent consumer protection laws.

Certain of our proprietary technology allows for the storage of demographic data from our users.  The European Union has adopted directives addressing data privacy that may limit the collection and use of certain information regarding internet and mobile device users.  This directive may limit our ability to collect and use information collected by our technology in certain European countries.  In addition, the Federal Trade Commission and several state governments have investigated the use by certain internet companies of personal information.  We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

Employees

As of March 22, 2010, we had 23 employees, including 10 employees managed from our headquarters in Atlanta, Georgia, and 13 employees managed from our offices in Würseln, Germany. None of our employees are represented by a labor union or bound by a collective bargaining agreement. We believe that our employee relations are good.

Research and Development

We have incurred $1.4 million and $2.0 million in research and development expenses during the years ended December 31, 2009 and 2008, respectively. None of these expenses were directly borne or reimbursed by our customers.

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

We have incurred substantial operating losses since inception, and could continue to incur substantial losses for the foreseeable future. To succeed, we must develop new client and customer relationships and substantially increase our revenue derived from improved products and additional value-added services.  We have expended, and to the extent we have available financing, we intend to continue to expend, substantial resources to develop and improve our products, increase our value-added services and to market our products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue.  As a result, we may not be able to achieve or sustain profitability.  A number of factors could increase our operating expenses, such as:

•	adapting corporate infrastructure and administrative resources to accommodate additional customers and future growth;

•	developing products, distribution, marketing, and management for the broadest possible market;

•	broadening customer technical support capabilities;

•	developing or acquiring new products and associated technical infrastructure;

•	developing additional indirect distribution partners;

•	increased costs from third party service providers;

•	improving data security features; and

•	legal fees and settlements associated with litigation and contingencies.

To the extent that increases in operating expenses are not offset by increases in revenues, our operating losses will increase.

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”), which contemplate our continuation as a going concern.  Net loss for the years ended December 31, 2009 and 2008 was $67.4 million and $8.0 million, respectively. Net cash used by operations was $4.2 million and $6.7 million for the years ended December 31, 2009 and 2008, respectively.  We also have an accumulated deficit of $277.0 million and a working capital deficit of $124.6 million as of December 31, 2009, much of which is related to the derivative value of our financing instruments including $47.6 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $63.5 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

We have a continuing obligation as of December 31, 2009 of $4.5 million, dating from 2006, relating to a purchase price guarantee associated with a previous acquisition, which was later sold.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We do not have any commitments to receive capital, and we need to raise additional funds in order to continue our operations.

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

During 2009, our lender YA Global Investments, L.P. (“YA Global”) provided us with financing from time to time, totaling $3.3 million. During 2010 YA Global has provided us with an additional $2.5 million in financing. Should YA Global choose not to provide us with continued capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately April 30, 2010.

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

During 2008 and early 2009, we made significant changes to strengthen our management team. In June 2008, Mr. Iain A. McCready became our Chief Executive Officer and Chairman of our Board of Directors; in September 2008, Mr. Michael W. Zima became our Chief Financial Officer and Secretary; in January 2009, Ms. Laura Marriott became a Member of our Board of Directors; and in March 2009, Mr. Dean Wood became our Vice President - Business Development. If our management and Board of Directors are unable to attract and retain management to execute our plans, then we may fail to grow our revenues, contain costs and achieve profitability and positive cash flows.

Because our historical financial information is not representative of our future results, investors and analysts will have difficulty analyzing our future earnings potential.

Prior to 2008, our operations included other lines of business which have since been disposed of. Consequently, our historical results are not representative of future expected operating results. We have also recognized significant charges and expenditures in the past for impairment charges and discontinued operations.  Because these items are not recurring, it is more difficult for investors to predict future results.

We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of internal control over financial reporting.  If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  We have identified material weaknesses in our internal control as of December 31, 2009.  These matters and our efforts regarding remediation of these matters, as well as efforts regarding internal controls, generally, are discussed in detail in Part II, Item 9A., Controls and Procedures, of this Annual Report. However, as our material weaknesses in our internal controls demonstrate, we cannot be certain that the remedial measures we have taken to date will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future.  Additionally, because the requirements of Section 404 are ongoing and apply for future years, beginning in 2010, our auditors will be required to attest to the adequacy of our assessment and we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future, in addition to those identified as of December 31, 2009. Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes.  Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We guaranteed the value of our common stock issued in connection with a prior-year acquisition which resulted in a material cash liability.

Pursuant to the terms of a 2006 acquisition agreement, we were obligated to compensate the sellers in cash for the difference between the market price at the time the shares become saleable and the price at which the shares were valued for purposes of the acquisition agreement.  At the time the shares became saleable, such obligation amounted to $16.2 million.

During 2007, we issued 197,620,948 shares of our common stock, valued at $9.4 million, as partial settlement of the $16.2 million obligation, leaving a balance due of $6.8 million.  Also during 2007, we made payments of $500,000 and negotiated a reduction of $1.8 million in the obligation, leaving a purchase price guarantee balance due of $4.5 million, the entire balance of which is currently due and payable. As of December 31, 2009, the parties to whom the balance is due have not come forward to claim or otherwise resolve the matter.

All of our assets are pledged to secure certain debt obligations, which if we fail to repay, could result in foreclosure upon our assets.

The repayment of our convertible debentures, issued to YA Global, is secured by substantially all of our assets.  In the event we are unable to repay the secured convertible debentures, we could lose all of our assets and be forced to cease our operations.  As of December 31, 2008, we received a waiver from YA Global, of several events of non-compliance related to the debentures and related financial instruments. On April 6, 2009, in connection with the amendment of our securities purchase agreement with YA Global, we were granted additional waivers. In the future we could again become non-compliant with the provisions of the debentures and there can be no assurance that YA Global will continue to grant us waivers for past, present or future events of non-compliance.

There is limited information upon which investors can evaluate our business because the physical-world-to-internet market is rapidly changing and developing.

The physical-world-to-internet market in which we operate is a rapidly changing and developing market.  Consequently, we have limited operating history upon which an investor may base an evaluation of our primary business and determine our prospects for achieving our intended business objectives.  To date, we have had limited sales of our physical-world-to-internet products. We are prone to all of the risks inherent to the establishment of any new business venture, including unforeseen changes in our business plan.  An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history in our primary market, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in new and rapidly evolving markets, such as ours. To address these risks, we must, among other things:

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

Rapid technological change and frequent new product introductions are typical for the markets we serve.  Our future success will depend in large part on continuous, timely development and introduction of new products that address evolving market requirements. If we fail to introduce new and innovative products, we may lose market share to our competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially and adversely affect our business.

Our common stock is deemed to be “penny stock” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stocks:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
in issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $5 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Existing shareholders will experience significant dilution when certain investors convert their preferred stock to common stock, convert outstanding convertible debentures to common stock, or when the investors exercise their warrants and receive common stock under the investment agreement with the investors.

The issuance of shares of common stock pursuant to the conversion of our Series C and D convertible preferred stock, and the conversion of convertible debentures to common stock, or the exercise of warrants pursuant to our transactions with YA Global will have a dilutive impact on our stockholders.  As a result, our net earnings per share could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price, the more shares of common stock we will have to issue for the conversion of preferred stock or the convertible debentures.  If our stock price is lower, then existing stockholders would experience greater dilution.

Due to the accounting treatment of certain convertible preferred stock, warrants and convertible debenture instruments issued by us, fluctuations in our stock price could have a material impact on our results of operations.

During the years ended December 31, 2009 and 2008, the changes in the fair values of our hybrid financial instruments and derivative liabilities for our warrants and Series C Convertible Preferred Stock and debentures totaled a loss of $58.0 million and a gain of $1.2 million, respectively.  We adjust the carrying value of these derivative instruments to market at each balance sheet date.  As a result, we could experience significant fluctuations in our earnings in future periods from such gains or losses, based on movements in our share price.

We are uncertain of the success of our mobile business and the failure of this business would negatively affect the price of our stock.

We provide products and services that provide a link from physical objects, including printed material, to the mobile internet.  We can provide no assurance that our mobile business will ever achieve profitability or that the products we develop will obtain market acceptance. In the event that our mobile business never achieves profitability or if our products fail to obtain market acceptance, our business, prospects, financial condition, and results of operations would be materially adversely affected.

A large percentage of our assets are intangible assets, which will have little or no value if our operations are unsuccessful.

At December 31, 2009, approximately 79% of our total assets were intangible assets and goodwill, consisting primarily of rights related to our patents, other intellectual property, and the excess of the purchase price over the fair value of tangible assets acquired in our purchase of NeoMedia Europe.  If our operations are unsuccessful, these assets will have little or no value, which would materially adversely affect the value of our stock and the ability of our stockholders to recoup their investments in our stock.

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

Our products and services have limited history and may not result in success, which could have a materially adverse effect on our business.

To date, we have conducted limited marketing efforts directly relating to our technology products.  Many of our marketing efforts with respect to these technologies have been largely untested in the marketplace, and may not result in materially increased sales of these products and services. To penetrate the markets in which we compete, we expect that we will have to exert significant efforts to create awareness of, and demand for, our products and services. To the extent funding is available, we intend to continue to expand our sales and marketing resources as the market continues to mature. Our failure to further develop our sales and marketing capabilities and successfully market our products and services would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our internally developed systems are inefficient and may put us at a competitive disadvantage.

We use internally developed technologies for a portion of our technologies required to interconnect our clients’ and customers’ physical-world-to-internet systems and hardware with our own.  As we develop these systems in order to integrate disparate systems and hardware on a case-by-case basis, these systems may require a significant amount of customization. Additionally, changes to the underlying operating systems used by our clients may cause us to expend resources to update our systems in order to conform to new or upgraded operating systems. Such client and customer-specific customization, or changes imposed by upgrades to operating systems, is time consuming and costly and may place us at a competitive disadvantage when compared with our competitors with more efficient systems.

We could fail to attract or retain key personnel.

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

We may be unable to protect our intellectual property rights and may be liable for infringing the intellectual property rights of others.

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

We license from third parties certain software tools that are included in our services and products. If any of these licenses were terminated, we could be required to seek licenses for similar software from other third parties or develop these tools internally.  We may not be able to obtain such licenses or develop such tools in a timely fashion, on acceptable terms, or at all. Companies participating in the software and internet technology industries are frequently involved in disputes relating to intellectual property. We may in the future be required to defend our intellectual property rights against infringement, duplication, discovery, and misappropriation by third parties or to defend against third party claims of infringement. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Any such litigation or disputes could result in substantial costs to us, and a diversion of our resources. An adverse determination could subject us to significant liabilities to third parties, require us to seek licenses from, or pay royalties to, third parties, or require us to develop appropriate alternative technology. Some or all of these licenses may not be available to us on acceptable terms, or at all, and we may be unable to develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

We utilize a data center maintained by a third party, which could affect our ability to support our customers or our financial performance.

Many of the network services and computer servers utilized by us in our provision of services to customers are housed in a data center owned by a third-party vendor. In the future, we may house additional servers and hardware items in facilities owned or operated by other vendors.

A disruption in the ability of a data center to provide service to us could cause a disruption in service to our customers. A data center could be disrupted in its operations through a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although we believe we have taken adequate steps to protect our operations through our contractual arrangements with our data center, we cannot eliminate the risk of a disruption in service resulting from the accidental or intentional disruption in service by a date center. Any significant disruption could cause significant harm to us, including a significant loss of customers.  In addition, a data center could raise its prices or otherwise change its terms and conditions in a way that adversely affects our financial performance or our ability to support our customers.

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

Some of the provisions of our Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, our Board of Directors adopted a stockholders rights plan and declared a non-taxable dividend of one right to acquire our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date.  The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”.  The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us.  The stockholders rights plan was not adopted in response to any effort to acquire control of us at the time of adoption.  This stockholder rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us.  Certain stockholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings, were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

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

In addition, the public in general may not accept the use of the internet and camera devices on mobile telephones as a viable commercial or information marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that mobile phone internet usage continues to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the mobile internet may be unable to support the demands placed upon it. In addition, the mobile internet and mobile interactivity could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of mobile internet activity, or due to increased governmental regulation. Significant issues concerning the commercial and informational use of the mobile internet, and online network technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of internet business solutions that utilize these technologies. Changes in, or insufficient availability of, telecommunications services to support the internet, the web or other online services also could result in slower response times and adversely affect usage of the internet, the web and other online networks generally and our physical-world-to-internet product and networks in particular.

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

Although the market for physical-world-to-internet technology is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We believe that competition will intensify and increase in the near future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Some of our competitors have longer operating histories, larger customer bases, longer relationships with clients, and significantly greater financial, technical, marketing, and public relations resources than we do.  We may not successfully compete in any market in which we conduct or may conduct operations.  We may not be able to penetrate markets or market our products as effectively as our better-funded, more-established competitors.

In the future, there could be government regulations and legal uncertainties that could harm our business.

Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and other online services, could have a material adverse effect on our business, prospects, financial condition, and results of operations. Due to the increasing popularity and use of the internet, the web and other mobile and online services, federal, state, and local governments in the United States, Europe, several Latin American countries or other foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the internet or other online services covering issues such as taxation, user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the internet, the web mobile telecommunications or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the internet, the web and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2009, we had leases on two facilities, our corporate headquarters in Atlanta, Georgia, and NeoMedia Europe’s office in Würselen, Germany.

Our principal executive, development and administrative office is located in Atlanta, Georgia.  We occupy approximately 10,000 square feet under a written sublease from an unaffiliated party which expires on September 29, 2011, with monthly rent of approximately $16,000. On March 6, 2010 we entered into a sub-sublease with an unaffiliated party in which we have leased to them approximately 6,400 square feet of our space for approximately $8,000 per month. Our net rental obligation under these agreements is therefore approximately $8,000, per month through the expiration of our sublease term.

NeoMedia Europe operates from a facility in Würselen, Germany, where approximately 4,400 square feet are leased under the terms of a written lease which expires on September 30, 2010, with monthly rent of approximately $6,000.

ITEM 3. Legal proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions is unlikely to have a material adverse effect on our financial position or operating results.

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008, we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint and investment in us by YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. The Company plans to vigorously defend this lawsuit.

Rothschild Trust Holdings, LLC – On September 19, 2008, we received a complaint filed in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009, we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which required us to provide documentation for review by Rothschild Trust Holding, LLC.   The non-binding mediation and interim agreement did not settle the matter. On January 4, 2010, we filed a motion for summary judgment seeking to terminate the litigation. We believe the complaint is without merit and we intend to vigorously defend against it.

The Hudson Consulting Group, LLC. – On June 30, 2009, we received from the Superior Court of Fulton County, in the State of Georgia a Notice of Filing of Foreign Judgment in favor of The Hudson Consulting Group, LLC, related to the judgment granted against us by the Superior Court, Judicial District of Middlesex, in the State of Connecticut, granted on August 22, 2008.  In this judgment Hudson sought to collect disputed fees related to their recruiting services. The Notice of Filing seeks to collect on the judgment of approximately $61,000 which was granted in Connecticut. We are seeking to settle this matter.

ITEM 4.     (Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “NEOM.OB”. As of December 31, 2009, we had 2,267,567,835 common shares outstanding.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the OTCBB:

	High	Low
2010:
First quarter (to March 22, 2010)	$0.0114	$0.0045
2009:
Fourth quarter	$0.0237	$0.0079
Third quarter	$0.0174	$0.0040
Second quarter	$0.0321	$0.0122
First quarter	$0.0370	$0.0012
2008:
Fourth quarter	$0.0030	$0.0011
Third quarter	$0.0109	$0.0020
Second quarter	$0.0075	$0.0020
First quarter	$0.0130	$0.0065

The following table presents certain information with respect to our equity compensation plans as of December 31, 2009:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	94,561,241	$0.02	105,862,910

Equity compensation plans
not approved by security holders	-	-	-

Total	94,561,241	$0.02	105,862,910

We have five stock option plans - the 2005 Stock Option Plan; the 2003 Stock Option Plan; the 2003 Stock Incentive Plan; the 2002 Stock Option Plan; and the 1998 Stock Option Plan. Options issued under these Option Plans have a term of 10 years.  Options may be granted with any vesting schedule as approved by the stock option committee, but generally the vesting periods range from immediate vesting to 5 years.  Common shares required to be issued on the exercise of stock options would be issued from our authorized and unissued shares.

Performance Graph
We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 20, 2009 we issued 16.5 million shares of our common stock to GZ Paul Management Services, GMBH in final settlement of the outstanding balance due to the sellers for our purchase of NeoMedia Europe. The shares were valued at $0.02565 per share, which was 95% of the fair value at the time of issuance.

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

On January 5, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series D Convertible Redeemable Preferred Stock. On January 7, 2010, we filed an amendment with the Secretary of State of the State of Delaware to include certain registration rights in connection with the Series D Convertible Redeemable Preferred Stock. On March 5, 2010, we filed an additional amendment with the Secretary of State of the State of Delaware to amend the voting rights of the Series D Convertible Redeemable Preferred Stock. By the approval and filing, 25,000 shares were designated as Series D Convertible Preferred Stock were issued to YA Global. The gross amount of this transaction was $2.5 million and we received net proceeds of $1.9 million, net of $100,000 in transaction fees and the redemption of $500,000 in short term notes payable to YA Global. Our Series D Convertible Preferred Stock, par value $0.01 per share, has the following rights:

•	The Series D Convertible Preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors.

•	Series D Convertible Preferred shares receive proceeds of $100 per share upon our liquidation, dissolution or winding up;

•
Each of Series D Convertible Preferred shares is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $0.02 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion; and

•
Series D Convertible Preferred shares have voting rights on an as-converted basis with the common stock. Each share of our Series D Convertible Preferred shares can vote 100,000 votes. Thus, the 25,000 share issued allow YA Global to vote a total of 2.5 billion votes.

Holders

On March 22, 2010 the closing price of our common stock as reported on the OTCBB was $0.0054 per share and there were approximately 370 shareholders of record.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not declared or paid any cash dividends and do not foresee paying any cash dividends in the foreseeable future.

ITEM 6.   Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

ITEM 7.   Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia provides the infrastructure to make mobile barcode scanning and its associated commerce easy, universal, and reliable – worldwide. Our barcode ecosystem products, including NeoReader, our mobile barcode reading software, read and transmit data from 2D barcodes to its intended destination. Our Code Management (NeoSphere) and Code Clearinghouse (NeoRouter) platforms create, connect, record, and transmit the transactions embedded in the barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably.

In order to provide complete mobile marketing solutions, we also offer barcode scanning hardware that reads barcodes displayed on mobile phone screens or printed media. We also provide infrastructure solutions to enable mobile ticketing and couponing programs – including scanner hardware and system support software for seamless implementation.

Our technology is supported by our patents. In addition, we have an open standards philosophy designed to make integration and use of the technology easy for handset manufacturers, mobile operators and advertisers; and the user experience safe, reliable and interoperable for consumers.

In 2007, we completed the divestiture of our non-core businesses in order to focus our efforts on the area that we believe will deliver the most value - our barcode-reading business and the related intellectual property. A major goal of ours is to provide the industrial and carrier-grade infrastructure to enable reliable, scalable and billable commerce that is customer-focused and drives revenue growth.

During 2008 and early 2009, we made significant changes to strengthen our management team. In June 2008, Mr. Iain A. McCready became our Chief Executive Officer and Chairman of our Board of Directors; in September 2008, Mr. Michael W. Zima became our Chief Financial Officer and Secretary; in January 2009, Ms. Laura Marriott became a Member of our Board of Directors; and in March 2009, Mr. Dean Wood became our Vice President - Business Development.

During 2009 and early 2010, we have taken steps to build on the developing ecosystem based on the strengths of our patent portfolio. To accomplish this, we have entered into several licensing programs and resolved a significant outstanding legal matter.

On July 28, 2009, we entered into a non-exclusive patent licensing agreement with Mobile Tag, Inc. for machine readable mobile codes under our patent portfolio. Under the terms of that agreement, we will receive a percentage of revenue generated by Mobile Tag through the use and licensing of our patent portfolio.

On October 2, 2009, we entered into a four year agreement with Neustar, Inc. in which we granted to Neustar a non-exclusive license to a portion of our patent portfolio primarily for the purpose of establishing and providing registry and clearinghouse services within a defined field of use and geographic territory. The terms of the license also granted to Neustar an exclusive right to grant to third parties royalty-bearing sub-licenses for the use of the same portion of our patent portfolio within the defined field of use and geographic territory. The license permits Neustar to grant sub-licenses for a period of not less than one year, and up to a maximum of four years depending on the achievement, by Neustar of certain milestones as set forth in the license agreement. In addition, Neustar will perform certain reservations, administration, billing and collection and other additional services for our benefit as well as for the benefit of Neustar and the sub-licensees. On January 22, 2010 we amended this agreement to further expand our opportunities by including several of our Mexican patents and expanding the geographical territory covered by this agreement to include Mexico.

On October 7, 2009, we entered into a four year agreement with Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS”), in which we granted to BEMS a royalty-bearing, and non-exclusive license to use the licensed platform in an approved field of use within a certain geographical territory. The licensed platform will support BEMS’s performance of exclusive commercial operations under a particular cooperation agreement between BEMS and Telefónica Internacional, S.A.U., a subsidiary of Spain’s Telefonica S.A., one of the world’s largest telecommunication companies. BEMS intends to use us as their prime vendor in connection with their agreement with Telefónica. The license agreement grants to BEMS the right to distribute our barcode reading software via download or through its inclusion in mobile devices. The license agreement also requires BEMS to purchase twenty-five of our barcode scanning hardware products to support testing and marketing of barcode and mobile barcode based ticketing and couponing activities.

On October 16, 2009, we entered into a ten year settlement and license agreement with Scanbuy, Inc., in which we and Scanbuy settled all of our pending litigation against each other and granted non-exclusive licenses and a sublicense to each other. Pursuant to the terms of the agreement, we granted to Scanbuy a royalty-bearing, non-exclusive license to use a portion of the Company’s patent portfolio within a defined field of use and geographic territory.

On November 27, 2009 we entered into an agreement with Sony Ericsson Mobile Communications, AB, through which they have selected NeoMedia as their strategic 2D barcode partner. Sony Ericsson will begin shipping phones pre-loaded with our NeoReader barcode scanning application globally in the 1st half of 2010. The NeoReader will be pre-installed across all Sony Ericsson platforms.

On February 12, 2010 we entered into and agreement with Neustar to participate in and to facilitate a leadership role in the 2010 Neustar Mobile Codes Pilot Program. The Program will combine all of the elements required to fulfill our goal of a seamless and interoperable barcode ecosystem and will allow advertisers to test the market and technology.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations has been prepared by management based on our consolidated financial statements, which have been prepared in accordance with US GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property and equipment, long-lived assets, intangible assets, derivative liabilities and contingencies.  Estimates are based on historical experience and on various assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods.

We consider the following accounting policies important in understanding our operating results and financial condition.

•
Intangible Asset Valuation – The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment.  Although there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the weighted-average probability method outlined in FASB ASC Topic 360, Property, Plant, and Equipment.  This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

According to FASB ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process outlined in FASB ASC 360 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared to the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is recognized for the difference between the carrying value and the expected discounted cashflows.  The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes.  In instances where a range of potential future cashflows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.  In such instances, we use a discount rate equal to the yield on zero-coupon treasury instruments with a life equal to the expected life of the assets being tested.

•
Derivative Financial Instruments – We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible preferred stock and convertible debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control.  In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement.  Derivative financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, equivalent volatility and conversion/redemption privileges.  The use of different assumptions could have a material effect on the estimated fair value amounts.

For certain of our convertible debentures, we have elected not to separately account for the embedded conversion feature as a derivative instrument but to account for the entire hybrid instrument at fair value in accordance with FASB ASC Topic 815, Derivatives and Hedging.  For the remaining convertible debentures and our convertible preferred stock, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FASB ASC 815-40-05 and FASB ASC 815-40-15.

Financial Instruments and Concentrations of Credit Risk – Our financial instruments include cash and cash equivalents, accounts receivable, the cash surrender value of life insurance policies, accounts payable, accrued expenses, our accrued purchase price guarantee obligation, notes payable, and other current liabilities. For these financial instruments, we believe the carrying values approximate their fair values due to their short-term nature.

Certain of our convertible debentures are recognized as hybrid financial instruments and are carried in their entirety at fair value in accordance with FASB ASC 815. At December 31, 2009 and 2008, the fair value of these debentures of $37.7 and $19.9 million, respectively, exceeded their face amount of $10.9 million by $26.8 and $9.0 million, respectively. Outstanding common stock warrants that are accounted for as derivative liabilities are also carried at fair value.

Our Series C convertible preferred stock and most of our convertible debentures are carried at amortized cost, with separate recognition of the fair value of any embedded derivative instrument liabilities, including the conversion feature. The following table compares the fair values of these instruments with the aggregate of the amortized cost and separately recognized fair value of the embedded derivative instrument liabilities, at which they are carried in our balance sheet:

	December 31, 2009		December 31, 2008
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$23,488	$25,039	$30,039	$29,872

August 24, 2006	16,309	19,131	9,127	12,260
December 29, 2006	8,154	9,426	5,860	6,056
July 10, 2008	497	464	248	267
July 29, 2008	7,105	6,727	3,782	4,112
October 28, 2008	7,032	6,724	3,716	4,060
May 1, 2009	1,307	700	-	-
June 5, 2009	2,112	1,481	-	-
July 15, 2009	1,566	1,309	-	-
August 14, 2009	1,386	1,149	-	-
Total	$68,956	$72,150	$52,772	$56,627

•
Revenue Recognition – We derive revenues from the following sources:  (1) license fees relating to patents and internally-developed software, and (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation.

o
License fees, including intellectual property licenses, represent revenue from the licensing of our proprietary software tools and application products.  We license our development tools and application products pursuant to non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by FASB ASC 985-605 Software Revenue Recognition. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured.  We defer revenue related to license fees for which amounts have been collected but for which the above criteria have not been met, and recognize that revenue when the criteria are met.

o
Hardware, software and service revenue, which includes sales of software and technology equipment and service fees, is recognized based on guidance provided in FASB ASC 650-10-S99, “Revenue Recognition in Financial Statements”. Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectability is reasonably assured.  Service revenues, including maintenance fees for providing system updates for software products, user documentation and technical support, are recognized over the life of the contract. We defer revenue related to technology service and product revenue for which amounts have been invoiced and or collected but for which the requisite service has not been provided.  Revenue is then recognized over the matching service period.

•
Valuation of Accounts Receivable – Judgment is required when we assess the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit worthiness of customers.  If the financial condition of our customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required.  Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance.  Each month we assess the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry.  If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. At December 31, 2009 and 2008, we concluded that no allowance for doubtful accounts was required. For the years ended December 31, 2009 and 2008, our bad debt expense (recovery) was $9,000 and ($58,000), respectively.

•
Inventory – Inventories are stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories assessing slow-moving and ongoing products and maintain a reserve for slow-moving and obsolete inventory as well as related disposal costs.  As of December 31, 2009 and 2008, we had recorded reserves for inventory shrinkage and obsolescence of $136,000 and $81,000, respectively.

•
Stock-based Compensation – We record stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.  We use the Black-Scholes-Merton option pricing model and recognize compensation cost on a straight-line basis over the vesting periods of the awards.  Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield.

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

•
Contingencies – We are subject to proceedings, lawsuits and other claims related to lawsuits and other regulatory proceedings that arise in the ordinary course of business.  We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of possible losses.  A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue.  We generally accrue attorney fees and interest in addition to an estimate of the expected liability.  We consult with legal counsel and other experts when necessary to assess any contingencies.  The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•
Income Tax Valuation Allowance – Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a 100% valuation allowance as December 31, 2009 and 2008.

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

Discontinued Operations

Prior to 2008, we discontinued certain operations. In accordance with FASB ASC 360, our consolidated financial information presents the net effect of discontinued operations separately from the results of our continuing operations. During 2008, we recognized a loss from discontinued operations of approximately $323,000, for various incidental and wind-down expenses related to NeoMedia Micro Paint Repair ($259,000) and 12Snap ($64,000).

At December 31, 2009, we have a continuing purchase price obligation of $4.5 million related to our original purchase of 12Snap.

Results of Continuing Operations

The following table sets forth certain data derived from our consolidated statements of operations:

	Year Ended December 31,
	2009	2008
	(in thousands)

Revenues	$1,662	$1,046
Cost of revenues	1,557	1,257
Gross profit (deficit)	105	(211)

Sales and marketing expenses	809	2,177
General and administrative expenses	3,942	5,406
Research and development costs	1,381	1,997
Impairment of investment	261	271
Operating loss	(6,288)	(10,062)

Gain on extinguishment of debt	-	2,405
Gain (loss) from change in fair value of hybrid financial instruments	(17,786)	3,562
Gain (loss) from change in fair value of derivative liability - warrants	(8,723)	4,416
Gain (loss) from change in fair value of derivative liability - Series C preferred stock and debentures	(31,442)	(6,755)
Interest expense related to convertible debt	(3,139)	(1,262)

Loss from continuing operations	$(67,378)	$(7,696)

Loss per share from continuing operations, basic and diluted	$(0.03)	$(0.01)

Revenues

	Year Ended December 31,
	2009	2008
	(in thousands)

Hardware	$881	$320
Lavasphere	167	153
Barcode ecosystem	9	-
Patent licensing	313	52
Legacy products	270	345
Other	22	176
Total revenues	$1,662	$1,046

Year Ended December 31, 2009 Compared With the Year Ended December 31, 2008

Revenues. Revenues for 2009 were $1.7 million, an increase of $616,000, or 59%, from $1.0 million for the year ended December 31, 2008. Our revenues and product mix have changed as a result of changes in our operations and business strategy. For 2009, our hardware product sales were $881,000, an increase of 175%, from $320,000 for 2008. During 2009, we introduced our newest barcode scanners and sold significant quantities of our older models. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period. For 2009, our Lavasphere product sales were $167,000, an increase of 9% from $153,000 for 2008, as a result of modest increased demand for these products and services. In 2009, we introduced our barcode ecosystem products and, during the year recognized $9,000 of revenue for these products, as well as $313,000 of revenue for the related platform licensing and patent licensing agreements. In succeeding quarters, we expect these revenues to increase as we shift the focus of our efforts toward the barcode ecosystem. We believe this focus will deliver the most value in the future. During 2009 we disposed of our legacy software products. However, we retained a share of those products’ future revenues. Accordingly, we expect these revenues to continue at reduced levels.

Cost of Revenues. Cost of revenues was $1.6 million for 2009, compared with $1.3 million for 2008, an increase of $300,000, or 24%. Cost of revenues for NeoMedia Europe, related to our hardware products, was $613,000 and $286,000 in 2009 and 2008, respectively. Amortization costs related to our patents and the proprietary software of NeoMedia Europe were $944,000 and $1.0 million for 2009 and 2008, respectively.

Sales and Marketing.  Sales and marketing expenses were $809,000 for 2009, compared with $2.2 million for 2008, a decrease of $1.4 million or 63%. We scaled back our sales and marketing efforts in 2009 while we were reorganizing our business strategy to focus on our core technology. Sales and marketing expenses also decreased as a result of reduced stock-based compensation expense of $42,000 in 2009, compared with $781,000 in 2008.

General and Administrative.  General and administrative expenses were $3.9 million for 2009, compared with $5.4 million for 2008, a decrease of $1.5 million or 27%. Expenses decreased as a result of decreased staffing and reductions in the compensation levels of the remaining employees consistent with the reorganization of our business strategy and the reduction in our professional fees consistent with the simplifying of our operations after we discontinued our non-core business in prior years. General and administrative expenses also decreased as a result of reduced stock-based compensation expense of $304,000 in 2009, compared with $780,000 in 2008.

Research and Development.  In 2009, expenses for research and development were $1.4 million, compared with $2.0 million for 2008, a decrease of $616,000 or 31%. Research and development decreased as we completed the development of our upgraded hardware products and our barcode ecosystem products. Research and development expenses also decreased as a result of reduced stock-based compensation expense of $11,000 in 2009, compared with $235,000 for 2008.

Impairment of Investment. In 2009, we wrote off the remaining carrying value of our investment in Sponge of $261,000 and in 2008, we wrote off our remaining investment of $271,000 in our former automobile painting business.

Loss from Operations.  In 2009, our loss from operations was reduced to $6.3 million, from $10.1 million in 2008. This improvement of $3.8 million was primarily the result of reductions in our sales and marketing expenses of $1.4 million, general and administrative expenses of $1.5 million, research and development expenses of $616,000 and an increase in our gross profit margin of $316,000.

Gain on Extinguishment of Debt. As of December 31, 2008, we obtained a waiver from YA Global, waiving all outstanding events of non-compliance or default related to our Series C convertible preferred stock and convertible debentures. The waiver effectively eliminated default interest and liquidated damages due related to certain of the instruments and, as a result, reduced our future anticipated cash flows related to those instruments.  Because that reduction exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as an extinguishment and we recognized a gain in 2008 of $2.4 million.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments.  We carry certain of our convertible debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. In 2009, the liability related to these hybrid instruments increased resulting in a loss of $17.8 million. In 2008, the liability related to these hybrid instruments decreased resulting in a gain of $3.6 million. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our stock could cause the fair value of our hybrid financial instruments to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants.  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. In 2009, the liability related to warrants increased resulting in a loss of $8.7 million. In 2008, the liability related to warrants decreased resulting in a gain of $4.4 million. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further increases in the market price of our common stock could cause the fair value of our warrants to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C Preferred Stock and Debentures. For our Series C convertible preferred stock, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. In both 2009 and 2008, the liability related to the derivative instruments embedded in the Series C preferred stock and these debentures increased resulting in losses of $31.4 million and $6.8 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our common stock could cause the fair value of our derivative financial instruments to increase significantly in future periods.

Interest Expense related to Convertible Debt. Interest expense related to convertible debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $3.1 million and $1.3 million in 2009 and 2008, respectively. The increase in interest expense reflects the fact that interest on these debentures is recognized using an effective interest method, which increases the cost over time, as well as the cost associated with the additional debentures issued in 2009.

Loss from Continuing Operations.  As a result of the above, our loss from continuing operations was increased by $59.7 million to $67.4 million in 2009 from $7.7 million in 2008. This increase primarily reflects increased costs related to our financing and losses related to the associated derivative instruments of $63.3 million, offset by a $3.7 million improvement in our loss from operations.

Liquidity and Capital Resources

	Year Ended December 31,
	2009	2008
	(in thousands)

Cash and cash equivalents	$198	$1,259

Net cash used in operating activities	$(4,202)	$(6,678)
Net cash used in investing activities	(100)	631
Net cash provided by financing activities	3,226	5,786
Effect of exchange rate changes on cash	15	105
Net (decrease) increase in cash	$(1,061)	$(156)

During 2008 and 2009, we funded our liquidity requirements through our existing cash resources and borrowings under our convertible debentures with YA Global.  As of December 31, 2009, we had $198,000 in cash and cash equivalents, a reduction of $1.1 million from the $1.3 million balance as of December 31, 2008.

Going Concern

We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net loss for the years ended December 31, 2009 and 2008 was $67.4 million and $8.0 million, respectively and net cash used by operations was $4.2 million and $6.7 million, respectively.  At December 31, 2009, we have an accumulated deficit of $277.0 million. We also have a working capital deficit of $124.6 million, of which $111.1 million is related to our financing instruments, including $47.6 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $63.5 million related to amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with our prior acquisition of 12 Snap, which we subsequently sold.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain our operations for the next twelve months.  We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should YA Global choose not to provide us with continued capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately April 30, 2010.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Significant Liquidity Events

Financing Provided By YA Global.  At December 31, 2009, our financing transactions with YA Global, an accredited investor, included shares of our Series C Convertible Preferred Stock issued in 2006, a series of fifteen secured convertible debentures issued between August 2006 and August 2009 and various warrants to purchase shares of our common stock. In 2008, we received a gross total of $6.5 million in financing from YA Global through a series of six convertible debentures, and in 2009 we received a gross total of $2.8 million under five additional debentures.  We also issued to YA Global an aggregate of 867,000,000 warrants and paid cash fees to them from the proceeds of the debentures of approximately $900,000.

On December 23, 2009, we issued a $500,000, 8% Promissory Note to YA Global, which was repaid on January 5, 2010, through the use of proceeds from the issuance of our Series D Convertible Preferred stock to YA Global as described in Note 4 in the accompanying financial statements.

On January 5, 2010, we entered into an investment agreement with YA Global related to our Series D Convertible Redeemable Preferred Stock. This agreement affected many of the terms of, and the disclosures related to, our financing arrangements with YA Global as of December 31, 2009. The January 5, 2010 investment agreement included the issuance to YA Global of 25,000 shares of our $100 Series D Convertible Redeemable Preferred Stock; modified the conversion terms of all of our outstanding secured convertible debentures and extended their maturity dates to July 29, 2012; issued additional warrants to acquire 225,000,000 shares of our common stock; and modified the terms of three outstanding warrants to acquire a total of 350,000,000 shares of our common stock. The gross amount of this transaction was $2.5 million and we received net proceeds of $1.9 million after fees of $100,000 and the redemption of the $500,000 promissory note issued to YA Global on December 23, 2009.

The Series D Convertible Redeemable Preferred Stock provides for an 8% cumulative dividend and, for 90 days after issuance, entitles YA Global to vote on an as-converted basis with the holders of the Company's common stock, resulting in 100,000 votes for each share of the Series D Preferred. Each share of our Series D Convertible Preferred shares can vote 100,000 votes. Thus, the 25,000 shares issued allow YA Global to vote a total of 2.5 billion votes. Each share of Series D Preferred is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $.02 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days preceding the date of conversion, provided that no conversion will be at a price less than the par value of the common stock. The conversion price is also subject to adjustment for anti-dilution protection. The Series D Preferred has a liquidation amount equal to $100 per share plus all declared and unpaid dividends and is redeemable by us, at our option, at an amount of $100 per share plus a redemption premium of 10%. The instrument is also redeemable at the holder's option upon certain events of default, which include events and factors that are not related to interest or credit risk.

On January 5, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series D Convertible Redeemable Preferred Stock. On January 7, 2010, we filed an amendment to include certain registration rights in connection with the Series D Convertible Redeemable Preferred Stock. On March 5, 2010, we filed an additional amendment to amend the voting rights of the Series D Convertible Redeemable Preferred Stock.

On March 26, 2010, we issued a $500,000, 8% Promissory Note to YA Global. The Company did not pay any fees to YA Global in connection with this note and the note was secured as defined in the security agreement between us and YA Global dated August 24, 2007.

Under our security agreements with YA Global in connection with the convertible debentures, YA Global has a security interest in all of our assets. Additionally, we cannot

•	enter into any debt arrangements in which YA Global is not the borrower,

•	grant any security interest in any of our assets, or

•	grant any security below market price.

In the event that (i) our stock price does not increase to levels where we can force exercise of enough of our outstanding warrants to generate material operating capital, (ii) the market for our stock will not support the sale of shares underlying our warrants or other funding sources, or (iii) we do not realize a material increase in revenue during the next 12 months, we will have to seek additional cash sources.  There can be no assurances that such funding sources will be available. We do not have any commitments for funding. If necessary funds are not available, our business and operations would be materially adversely affected and in such event, we would attempt to reduce costs and adjust our business plan, and could be forced to sell certain of our assets, and reduce or cease our operations.

Contractual Obligations

We are party to various commitments and contingencies, including:

•	Operating leases for office facilities, office and computer equipment, and vehicles
•	Various payment arrangements with our vendors that call for fixed payments on past due liabilities.
•	Consulting agreements that carry payment obligations into future years.
•	Notes payable to certain vendors that mature at various dates in the future.
•	Convertible debentures with outstanding face amounts of $25.2 million
•	A purchase price guarantee obligation of $4.5 million related to our prior acquisition of 12Snap.

The following table sets forth the future minimum payments due under the above commitments:

	2010	2011	2012	2013	Total
	(in thousands)
Operating leases	$273	$138	$6	$2	$419
Vendor and consulting agreements	646	-	-	-	646
Notes payable	69	-	-	-	69
Notes payable - YA Global	500	-	-	-	500
Purchase price guarantee obligation	4,535	-	-	-	4,535
Convertible debentures	-	25,220	-	-	25,220
Total	$6,023	$25,358	$6	$2	$31,389

We previously acquired our Mobile Search patent family from an unrelated third party and agreed to pay the seller a 10% royalty, based on our revenues from those patents. To date we have not earned any revenue from the mobile search patents and have not paid any royalty to the seller. If we begin to earn revenues based on those patents we will be obligated to pay the seller the agreed royalty.

Recently Issued Accounting Standards

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement	Issued	Title

ASU No. 2009-13	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-14	October 2009	Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets.

ASU No. 2009-17	December 2009	Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2010-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities - Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

At its meeting on March 18, 2010, the FASB’s Emerging Issues Task Force reached a consensus on five Issues. If the consensuses are ratified by the FASB at its meeting on March 31, 2010, the related Accounting Standards Codification Updates will become authoritative accounting guidance. None of the consensuses address Issues that have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

We are not currently engaged in the use of off-balance sheet derivative financial instruments to hedge or partially hedge interest rate exposure nor do we maintain any other off-balance sheet arrangements for the purpose of credit enhancement, hedging transactions, or other financial or investment purposes.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks which exist as part of our ongoing business operations.  We currently do not engage in derivative and hedging transactions to mitigate the effects of the risks below.  In the future, we may enter into foreign currency forward contracts to manage foreign currency risk.

Interest Rate Risk.  Because our debt is primarily tied to borrowing rates in the United States, changes in U.S. interest rates could affect the interest paid on our borrowings and/or earned on our cash and cash equivalents.  Based on our overall interest rate exposure at December 31, 2009, a near-term change in interest rates, based on historical small movements, would not materially affect our operations or the fair value of interest rate sensitive instruments. Our current debt instruments have fixed interest rates and terms and, therefore, a significant change in interest rates would not have a material adverse effect on our financial position or results of operations; however, changes in interest rates may increase our cost of borrowing in the future.

Investment Risk.  As of December 31, 2009, we do not have material amounts invested in other public or privately-held companies and therefore there is minimal investment risk associated with our investment portfolio.

Foreign Currency Risk.  We conduct business internationally in two currencies, and as such, are exposed to adverse movements in foreign currency exchange rates.  Our exposure to foreign exchange rate fluctuations arise in part from: (1) translation of the financial results of our NeoMedia Europe subsidiary into U.S. dollars for financial reporting purposes; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. Historically, neither fluctuations in foreign exchange rates nor changes in foreign economic conditions have had a significant impact on our financial condition or results of operations.

ITEM 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kingery & Crouse, P.A

Tampa, FL
March 26, 2010

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$198	$1,259
Trade accounts receivable	374	102
Inventories, net of allowance for obsolete & slow-moving inventory of $136 and $81, respectively	124	117
Prepaid expenses and other current assets	294	544
Total current assets	990	2,022

Property and equipment, net	129	79
Goodwill	3,418	3,418
Proprietary software, net	2,076	2,738
Patents and other intangible assets, net	1,996	2,293
Cash surrender value of life insurance policies	659	508
Other long-term assets	156	430
Total assets	$9,424	$11,488

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$558	$134
Taxes payable	4	7
Accrued expenses	7,292	5,787
Deferred revenues and customer prepayments	791	403
Notes payable	69	50
Note payable - YA Global	500	-
Accrued purchase price guarantee	4,535	4,614
Deferred tax liability	706	706
Derivative financial instruments - warrants	9,912	1,189
Derivative financial instruments - Series C preferred stock and debentures payable	50,985	26,256
Debentures payable - carried at amortized cost	12,523	11,227
Debentures payable - carried at fair value	37,678	19,892
Total current liabilities	125,553	70,265

Commitments and contingencies (Note 12)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 8,642 and 19,144 shares issued and outstanding, liquidation value of $8,642 and $19,144	8,642	19,144

Shareholders’ deficit:
Common stock, $0.01 par value, 5,000,000,000 shares authorized, 2,270,709,261 and 1,375,056,229 shares issued and 2,267,567,835 and 1,371,904,960 shares outstanding, respectively	22,676	13,719
Additional paid-in capital	130,406	120,430
Accumulated deficit	(276,985)	(211,305)
Accumulated other comprehensive loss	(89)	14
Treasury stock, at cost, 201,230 shares of common stock	(779)	(779)
Total shareholders’ deficit	(124,771)	(77,921)
Total liabilities and shareholders’ deficit	$9,424	$11,488

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year ended December 31,
	2009	2008

Revenues	$1,662	$1,046
Cost of revenues	1,557	1,257
Gross profit (deficit)	105	(211)

Sales and marketing expenses	809	2,177
General and administrative expenses	3,942	5,406
Research and development costs	1,381	1,997
Impairment of investment	261	271

Operating loss	(6,288)	(10,062)

Gain on extinguishment of debt	-	2,405
Gain (loss) from change in fair value of hybrid financial instruments	(17,786)	3,562
Gain (loss) from change in fair value of derivative liability - warrants	(8,723)	4,416
Gain (loss) from change in fair value of derivative liability - Series C preferred stock and debentures	(31,442)	(6,755)
Interest expense related to convertible debt	(3,139)	(1,262)

Loss from continuing operations	(67,378)	(7,696)

Income/(loss) from discontinued operations	-	(323)

Net loss	(67,378)	(8,019)

Dividends on convertible preferred stock	(977)	(1,571)

Net loss attributable to common shareholders	(68,355)	(9,590)

Comprehensive loss:
Net loss	(67,378)	(8,019)
Other comprehensive income (loss):
Marketable securities	-	442
Foreign currency translation adjustment	(103)	104

Comprehensive loss	$(67,481)	$(7,473)

Net loss per share, basic and diluted:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	0.00	0.00
Net loss per share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares:
Basic and diluted	2,006,486,947	1,167,856,338

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries`
Consolidated Statement of Shareholders’ Deficit
(In thousands, except share data)

	Common Stock			Accumulated Other Compre-		Treasury Stock
	Shares	Amount	Additional Paid- in Capital	hensive Income (Loss)	Accumulated Deficit	Shares	Amount	Total Shareholders' Equity (Deficit)
Balance, December 31, 2007	1,022,144,424	$10,221	$118,427	$(532)	$(201,565)	201,230	$(779)	$(74,228)

Shares issued to YA Global on conversion of Series C convertible preferred stock	347,500,000	3,475	172	-	-	-	-	3,647

Deemed dividend on conversion of series C convertible preferred stock	-		-	-	(1,721)	-	-	(1,721)

Stock-based compensation expense	-	-	1,831	-	-	-	-	1,831

Fair value of shares issued to pay liabilities	2,260,536	23	-	-	-	-	-	23

Comprehensive income - foreign currency translation adjustment	-		-	104	-	-	-	104

Comprehensive income - realized on marketable securities	-	-	-	442	-	-	-	442

Net loss	-	-	-	-	(8,019)	-	-	(8,019)
Balance, December 31, 2008	1,371,904,960	$13,719	$120,430	$14	$(211,305)	201,230	$(779)	$(77,921)

Shares issued to YA Global on conversion of Series C convertible preferred stock and debentures	867,583,498	8,676	6,831	-	(1,338)	-	-	14,169

Shares issued on exercise of employee options	11,600,000	116	-	-	-	-	-	116

Shares issued for prior year acquisition	2,470	-	-	-	-	-	-	-

Adjustment for estimate of Series C convertible preferred stock converstions	-	-	2,530	-	3,036	-	-	5,566

Stock-based compensation expense	-	-	357	-	-	-	-	357

Fair value of shares issued to pay liabilities	16,476,907	165	258	-	-	-	-	423

Comprehensive income - foreign currency translation adjustment	-	-	-	(103)	-	-	-	(103)

Net loss	-	-	-	-	(67,378)	-	-	(67,378)
Balance, December 31, 2009	2,267,567,835	$22,676	$130,406	$(89)	$(276,985)	201,230	$(779)	$(124,771)

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Loss from continuing operations	$(67,378)	$(7,696)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,012	1,083
Impairment of investment	261	271
Gain on early extinguishment of debt	-	(2,405)
(Gain) loss from change in fair value of hybrid financial instruments	17,786	(3,562)
(Gain) loss from change in fair value of derivative liability - warrants	8,723	(4,416)
(Gain) loss from change in fair value of derivative liability - Series C preferred stock and debentures	31,442	6,755
Interest expense related to convertible debt	3,139	1,262
Stock-based compensation expense	357	1,831
Decrease (increase) in value of life insurance policies	(151)	239

Changes in operating assets and liabilities
Trade and other accounts receivable	(272)	181
Inventories	(7)	81
Prepaid expenses and other assets	524	(189)
Accounts payable and accrued liabilities	(26)	153
Deferred revenue and other current liabilities	388	(266)
Net cash used in operating activities	(4,202)	(6,678)

Cash Flows from Investing Activities:
Proceeds from sale of investments	-	751
Acquisition of property and equipment	(100)	(75)
Acquisition of patents and other intangible assets	-	(12)
Advances to discontinued subsidaries	-	(33)
Net cash provided by (used in) investing activities	(100)	631

Cash Flows from Financing Activities:
Borrowings under convertible debt instruments, net	2,610	5,786
Borrowings under notes payable	500	-
Net proceeds from exercise of stock options	116	-
Net cash provided by financing activities	3,226	5,786

Effect of exchange rate changes on cash	15	105

Net decrease in cash and cash equivalents	(1,061)	(156)

Cash and cash equivalents, beginning of period	1,259	1,415
Cash and cash equivalents, end of period	$198	$1,259

Supplemental cash flow information:
Interest paid during the period	$4	$35
Accretion of dividends on Series C Convertible Preferred Stock	$977	$1,571
Series C Convertible Preferred Stock and debentures converted to common stock	$10,663	$3,647
Issuance of common shares to settle outstainding liabilities	$423	$23

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1 - General

Business - NeoMedia utilizes the mobile phone by leveraging barcodes (printed symbols) as a seamless mechanism to link brands, advertisers, carriers, retailers and consumers using the power of the mobile internet.

With our barcode ecosystem technology, NeoMedia transforms mobile phones with cameras into barcode scanners that provide instant access to mobile web content whenever a barcode is scanned. A barcode makes any medium immediately interactive, and the code links consumers to the multimedia capability of the mobile web. Combining this technology with analytics and reporting capabilities improves the way advertisers market to mobile consumers.

NeoMedia provides the infrastructure to facilitate mobile barcode scanning and its associated commerce worldwide. Our mobile barcode ecosystem software reads and transmits data from 2D barcodes to its intended destination. Our code management and clearinghouse platforms create, connect, record, and transmit the transactions embedded in the barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably.

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

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net loss for the years ended December 31, 2009 and 2008 was $67.4 million and $8.0 million, respectively and net cash used by operations during the same years was $4.2 million and $6.7 million, respectively.  At December 31, 2009, we have an accumulated deficit of $277.0 million. We also have a working capital deficit of $124.6 million, of which $111.1 million is related to our financing instruments, including $47.6 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $63.5 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender YA Global Investments, L.P (“YA Global”) choose not to provide us with capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately April 30, 2010.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Revenue Recognition – We derive revenues from several sources including license revenues relating to patents and internally-developed software, hardware sales, custom software development and service revenues related to mobile applications and implementation.

•
License revenues, including intellectual property licenses, represent revenue from the licensing of our intellectual property and proprietary software tools and application products.  We license our development tools and application products under non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by FASB ASC 985-605 Software Revenue Recognition. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured.  We defer revenue related to license fees for which amounts have been collected but for which the above criteria have not yet been met, and we recognize that revenue when the criteria are met.

•
Hardware, software, and service revenues, which includes sales of software and technology equipment and service fees, is recognized based on guidance provided in FASB ASC 650-10-S99, “Revenue Recognition  in Financial Statements.” Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectability is reasonably assured.  Service revenues, including maintenance fees for providing system updates for software products, user documentation and technical support, are recognized over the life of the contract.  We defer revenue related to technology service and product revenue for which amounts have been invoiced and/or collected but for which the requisite service has not been provided.  Revenue is then recognized over the matching service period.

•
We recognize shipping and handling costs at the time of invoice. All associated transportation and handling costs for products shipped are borne by the customer and are recognized as part of revenue at the time of invoicing and are accrued as cost of revenues.

•
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

•
When sales transactions include multiple deliverables or shipments, we recognize revenue on only that part of the transaction that has been shipped to the customer. Revenue on subsequent shipments as part of an original order or deliverable is recognized upon each new shipment or release of deliverables to the customer.

Basic and Diluted Income (Loss) Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2009 and 2008, we reported net loss per share and we have excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share, as their effect would be anti-dilutive. As a result, basic and diluted loss per share were equivalent. The number of common shares issuable on assumed exercise of options and warrants and on conversion of convertible instruments, but which were excluded from the computations of earnings per share, were as follows:

	As of December 31,
	2009	2008

Outstanding stock options	94,561,241	99,736,856
Outstanding warrants	1,006,195,834	1,007,971,000
Convertible debt	7,005,394,599	26,188,847,382
Convertible preferred stock	13,572,306,409	21,456,650,327
	21,678,458,083	48,753,205,565

Comprehensive Income – We report comprehensive income in accordance with FASB ASC 220 Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity. Comprehensive income reported in our financial statements has typically included changes in the value of unrealized gains and losses on investments and foreign currency translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature.

Fair-valued Financial Instruments – Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. The most significant application is in connection with our Convertible Preferred Stock, Convertible Debentures and Warrants, where we determine the fair value of certain hybrid instruments carried at fair value, and certain derivative liabilities which are recorded at fair value under FASB ASC 815, Derivatives and Hedging. See below and Note 4 for further information regarding the accounting treatment of our financing instruments.

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

For certain of our convertible debentures, we have elected not to separately account for the embedded conversion feature as a derivative instrument but to account for the entire hybrid instrument at fair value in accordance with FASB ASC 815, Derivatives and Hedging.  For the remaining convertible debentures and our convertible preferred stock, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FASB ASC 815-40-05 and FASB ASC 815-40-15.

Financial Instruments and Concentration of Credit Risk – Our financial instruments consist of cash and cash equivalents, accounts receivable, the cash surrender value of life insurance policies, accounts payable, accrued expenses, our accrued purchase price guarantee obligation, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financings. We believe the carrying values of cash and cash equivalents, accounts receivable, cash surrender value of life insurance policies, accounts payable, accrued expenses, our accrued purchase price guarantee obligation, notes payable, and other current liabilities approximate their fair values due to their short-term nature.  Our Series C convertible preferred stock and most of our convertible debentures are carried at amortized cost, with separate recognition of the fair value of any embedded derivative instrument liabilities, including the conversion feature.  The remainder of our convertible debentures are recognized as hybrid financial instruments and carried in their entirety at fair value in accordance with FASB ASC 815.

As of December 31, 2009 and 2008, the estimated fair values and carrying values of our Series C convertible preferred stock and those of our convertible debentures that are carried at their amortized cost are as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$23,488	$25,039	$30,039	$29,872

August 24, 2006	16,309	19,131	9,127	12,260
December 29, 2006	8,154	9,426	5,860	6,056
July 10, 2008	497	464	248	267
July 29, 2008	7,105	6,727	3,782	4,112
October 28, 2008	7,032	6,724	3,716	4,060
May 1, 2009	1,307	700	-	-
June 5, 2009	2,112	1,481	-	-
July 15, 2009	1,566	1,309	-	-
August 14, 2009	1,386	1,149	-	-
Total	$68,956	$72,150	$52,772	$56,627

At December 31, 2009 and 2008, the fair value of our debentures that are carried in their entirety at their fair values of $37,700 and $19,900, respectively, exceeded their face amount of $11,000 by approximately $26.7 million and $8.9 million, respectively.

Our cash balances are held by a highly-rated financial institution. The balances in our accounts often exceed the amounts covered by the insurance obligations of the Federal Deposit Insurance Corporation (“FDIC”). During portions of 2009, we invested our cash on an overnight basis in a money market fund which invests in highly liquid short-term investments, but is not insured by the FDIC. As of December 31, 2009, none of our funds are invested in these instruments. Our financial institution participates in the U. S. Department of the Treasury’s Temporary Guarantee Program for Money Market Funds. At December 31, 2009, up to $250,000 of our cash balances were guaranteed by the FDIC. Similarly, our cash balances in our European location are also deposited and maintained in financial institutions that provide deposit guarantees and are governed by local public law. Our policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. Our policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their renewal licenses prior to initiating services. To the extent credit is granted to our customers, all open accounts receivable beyond 90 days are evaluated for recovery, or the need to establish a reserve for potential un-collectability. We do not require collateral.

Accounts Receivable – We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due.  We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical collection experience and a review of the current status of accounts receivable.  Receivables are generally charged off and sent to a collections agency after ninety days past due, unless we believe that collection is reasonably assured.  At December 31, 2009 and 2008, we concluded that no allowance for doubtful accounts was required.

Inventories – Inventories are stated at the lower of cost or market and are comprised of barcode-reading equipment at our NeoMedia Europe location.  Cost is determined using the first-in, first-out method.

	As of December 31,
	2009	2008
	(in thousands)
Raw material	$55	$61
Finished goods	205	137
Total	260	198
Less: reserve for slow-moving and obsolete inventory	(136)	(81)
Total Inventory, net of reserves	$124	$117

Goodwill – Goodwill is the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized, but is tested for impairment, at least annually, as described below, by applying the recognition and measurement provisions of FASB ASC 350, which require that we compare the carrying amount of the asset to its fair value. If impairment of the carrying value based on the estimated fair value exists, we measure the impairment through the use of discounted cash flows.

Intangible Assets – Intangible assets consist of patents, customer contracts, copyrighted material, acquired software products, and brand names.  Intangible assets acquired as part of a business combination are accounted for in accordance with FASB ASC 805, Business Combinations, and are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise.  Intangible assets are reviewed for impairment by applying the recognition and measurement provisions of FASB ASC 350, which require that we compare the carrying amount of the intangible asset to its fair value. If the carrying amount exceeds fair value, an impairment loss is recognized.  Intangible assets are amortized, using the straight-line method, over the estimate of their period of benefit of five to seventeen years as follows:

Capitalized patents	5 - 17 years
Customer contracts	5 years
Copyrighted materials	5 years
Acquired software products	7 years
Brand names	10 years

Evaluation of Long-Lived Assets – We periodically perform impairment tests on each of our long-lived assets, including goodwill and other intangible assets, including capitalized patent costs, customer contracts, copyrighted materials, brand names, and capitalized and purchased software costs.  In doing so, we evaluate the carrying value of each intangible asset with respect to several factors, including historical revenue generated from each intangible asset, application of the assets in our current business plan, and projected cash flow to be derived from the asset.

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Where practicable, we will obtain an independent valuation of intangible assets, and place reliance on such valuation.  Then on an ongoing basis, we use the weighted-average probability method outlined in FASB ASC 360, Property, Plant, and Equipment, to estimate the fair value. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

According to FASB ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process outlined in FASB ASC 360 for determining if an impairment charge should be taken: (1) the expected undiscounted cash flows from a particular asset or asset group are compared with the carrying value; if the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cash flows are less than the carrying value, then (2) an impairment charge is taken for the difference between the carrying value and the expected discounted cash flows.  The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes.  In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.  For purposes of discounting cash flows, we use a discount rate equal to the yield on a zero-coupon US Treasury instrument with a life equal to the expected life of the intangible asset or asset group being tested.

In 2009 and 2008, we recognized impairment charges of $261,000 and $271,000, respectively, as a result of writing off the carrying value of certain long-term investments.

Property, and Equipment – Property, and equipment, including software, are stated at cost less accumulated depreciation and amortization.  Depreciation is provided under the straight-line method over the estimated useful lives of the assets, as follows:

Furniture and fixtures	7 years
Equipment	3 - 5 years

Research and Development – Costs associated with the planning and design phase of software development, including coding and testing activities, and related overhead, necessary to establish technological feasibility of our internally-developed software products, are classified as research and development and expensed as incurred.

Stock-Based Compensation - FASB ASC 718 Stock Compensation, requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.

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

We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and we estimate the forfeiture rate and option life based on historical data related to prior option grants.

Discontinued Operations – Due to the completed divestitures of 12Snap, Telecom Services, and Micro Paint Repair during 2007 and 2008, results of operations of these units were reclassified as discontinued operations in the accompanying consolidated statements of operations.

Income Taxes – We account for income taxes under the provisions of FASB ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have recorded a 100% valuation allowance as of December 31, 2009 and 2008.

Beginning January 1, 2007, we adopted FASB ASC 740-10-05 Accounting for Uncertainty in Income Taxes of FASB ASC 740. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. See Note 10 to our Consolidated Financial Statements for discussions of our implementation of FASB ASC 740-10-05.

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

Recently Issued Accounting Standards – The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASU No. 2009-13	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-14	October 2009	Software (Topic 985): Certain Revenue Arrangements That Include Software Elements - a consensus of the FASB Emerging Issues Task Force

ASU No. 2009-15	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

ASU No. 2009-16	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers and Financial Assets.

ASU No. 2009-17	December 2009	Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash - a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification

ASU No. 2010-03	January 2010	Extractive Activities - Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities - Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

At its meeting on March 18, 2010, the FASB's Emerging Issues Task Force reached a consensus on five Issues. If the consensuses are ratified by the FASB at its meeting on March 31, 2010, the related Accounting Standards Codification Updates will become authoritative accounting guidance. None of the consensuses address Issues that have a material effect on our consolidated financial statements.

Note 3 - Capital Stock

Common Stock - Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have a cumulative voting right, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.  The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable. Except as otherwise required by Delaware law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy.  Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans. Treasury stock is recorded at cost.

Preferred Stock - We are authorized to issue 25 million shares of preferred stock, par value $0.01 per share.  We may issue preferred stock in one or more series and having the rights, privileges, and limitations, including voting rights, conversion rights, liquidation preferences, dividend rights and preferences and redemption rights, as may from time to time be determined by our Board of Directors.  Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as our Board of Directors deems appropriate.  In the event that we determine to issue any shares of preferred stock, a certificate of designation containing the rights, privileges, and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware. The effect of this preferred stock designation power is that our Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control of our company without further action by our stockholders, and may adversely affect the voting and other rights of the holders of our common stock. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

Series A Preferred Stock - During December 1999, our Board of Directors approved a Certificate of Resolutions Designating Rights and Preferences of Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 1999.  By this approval and filing, 200,000 shares of Series A Preferred Stock were designated.  Series A Preferred has the following rights:

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

•	The right to be redeemed in accordance with our stockholder rights plan.

While accrued mandatory dividends are unpaid, we may not declare or pay dividends or distributions on, or redeem, repurchase or reacquire, shares of any class or series of junior or parity stock.

The Series A Preferred was created in connection with our stockholders rights plan. As of December 31, 2009, there were no shares of Series A Preferred outstanding.

Series A Convertible Preferred Stock - On June 19, 2001, our Board of Directors approved a Certificate of Designations to create 500,000 shares of a Class of Series A Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on June 20, 2001.  By this approval and filing, 47,511 shares are designated as Series A Convertible Preferred Stock and remain to be issued.  Our Series A Convertible Preferred Stock, par value $0.01 per share, has the following rights:

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

As of December 31, 2009, there were no shares of Series A Convertible Preferred outstanding.

Series B Convertible Redeemable Preferred Stock - On January 16, 2002, our Board of Directors approved a Certificate of Designation, Preferences, Rights and Limitations of Series B 12% Convertible Redeemable Preferred Stock, which was filed with the Secretary of State of the State of Delaware on February 28, 2002.  By this approval and filing, 100,000 shares were designated as Series B 12% Convertible Redeemable Preferred Stock.  Our Series B 12% Convertible Redeemable Preferred Stock, par value $0.01 per share, has the following rights:

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

As of December 31, 2009, there were no shares of Series B Convertible Redeemable Preferred Stock have been issued or are currently outstanding.

Series C Convertible Preferred Stock - On February 22, 2006, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series C Convertible Redeemable Preferred Stock and on January 5, 2010 filed an Amendment to the Certificate.  By the approval and filing, 27,000 shares were designated as Series C Convertible Preferred Stock.  Our Series C Convertible Preferred Stock, par value $0.001 per share, as amended on January 5, 2010, has the following rights:

•
Series C Convertible Preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors. As of December 31, 2009 and 2008, accumulated undeclared unpaid dividends were $2.7 million and $4.6 million, respectively. The decrease in accumulated unpaid dividends in 2009 is due to conversions of Series C shares by YA Global during 2009;

•	Series C Convertible Preferred shares receive proceeds of $1,000 per share upon our liquidation, dissolution or winding up;

•
Each share of Series C Convertible Preferred is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $0.50 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion; and

•	Series C Convertible Preferred shares have voting rights on an as-converted basis with the common stock.

As of December 31, 2009, 8,642 shares of Series C Convertible Preferred Stock are issued and outstanding.  The holder of all of the outstanding shares of our Series C Convertible Preferred Stock, YA Global, is limited by the contractual provisions of their related Securities Purchase Agreements and other related transaction documents from beneficial control of more than 4.99% of our voting securities. Therefore, YA Global may not exercise all the voting rights contained in the designation of these securities. See Note 4.

Series D Convertible Preferred Stock - On January 5, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series D Convertible Redeemable Preferred Stock. On January 7, 2010, we filed an amendment with the Secretary of State of the State of Delaware to include certain registration rights in connection with the Series D Convertible Redeemable Preferred Stock. By the approval and filing, 25,000 shares were designated as Series D Convertible Preferred Stock.  On January 5, 2010, we issued 25,000 shares of Series D Convertible Preferred Stock to YA Global for gross proceeds of $2,500,000. Our Series D Convertible Preferred Stock, par value $0.01 per share, has the following rights:

•	Series D Convertible Preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors.

•	Series D Convertible Preferred shares receive proceeds of $100 per share upon our liquidation, dissolution or winding up;

•
Each share of Series D Convertible Preferred is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $0.02 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion; and

•
Series D Convertible Preferred shares have voting rights on an as-converted basis with the common stock. Each share of our Series D Convertible Preferred shares can vote 100,000 votes. Thus, the 25,000 shares issued allow YA Global to vote a total of 2.5 billion votes.

Poison Pill - On December 10, 1999, our Board of Directors adopted a stockholder rights plan and declared a non-taxable dividend of one right to acquire our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to stockholders of record on December 10, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date.  The stockholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”.  The stockholder rights plan was designed to enable all stockholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us.  The stockholder rights plan was not adopted in response to any effort to acquire control of us at the time of adoption.  This stockholder rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us.  Certain stockholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

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

Note 4 – Financing

At December 31, 2009, our financing transactions with YA Global, an accredited investor, included shares of our Series C Convertible Preferred Stock issued in 2006, a series of fifteen secured convertible debentures issued between August 2006 and August 2009 and various warrants to purchase shares of our common stock. On January 5, 2010, we entered into a further investment agreement with YA Global related to our Series D Convertible Redeemable Preferred Stock.  This agreement affected many of the terms of, and the disclosures related to, our financing arrangements with YA Global as of December 31, 2009.

The January 5, 2010 investment agreement included the issuance to YA Global of 25,000 shares of our $100 Series D Convertible Redeemable Preferred Stock; modified the conversion terms of all of our outstanding secured convertible debentures and extended their maturity dates to July 29, 2012; issued additional warrants to acquire 225,000,000 shares of our common stock; and modified the terms of three outstanding warrants to acquire a total of 350,000,000 shares of our common stock. The gross amount of this transaction was $2.5 million and we received net proceeds of $1.9 million after fees of $100,000 and the redemption of a $500,000 promissory note issued to YA Global on December 23, 2009.

We expect that the modifications to our current outstanding financial instruments will be accounted for as an extinguishment because the change in the conversion prices and the maturity dates caused greater than a 10% difference in the net present value of the future cash flows of the instruments. We estimate the extinguishment loss to be approximately $4.9 million, which will be recognized in the quarter ending March 31, 2010.

Series D Convertible Redeemable Preferred Stock - The Series D Convertible Redeemable Preferred Stock provides for an 8% cumulative dividend and, for 90 days after issuance, entitles the investor to vote on an as-converted basis with the holders of the Company’s common stock, resulting in 100,000 votes for each share of the Series D Preferred. Each share of Series D Preferred is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $.02 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days preceding the date of conversion, provided that no conversion will be at a price less than the par value of the common stock. The conversion price is also subject to adjustment for anti-dilution protection. The Series D Preferred has a liquidation amount equal to $100 per share plus all declared and unpaid dividends and is redeemable by us, at our option, at an amount of $100 per share plus a redemption premium of 10%. The instrument is also redeemable at the holder’s option upon certain events of default, which include events and factors that are not related to interest or credit risk.

The accounting for the Series D Preferred will be reflected in our financial statements for the quarterly period ending March 31, 2010. We have evaluated the Series D Preferred under current accounting standards and have concluded that, similar to our other financial instruments, the embedded conversion feature, along with certain other embedded features, will require bifurcation and classification as a derivative liability. Because the Series D Preferred includes conditions for redemption that are outside our control, it will be classified outside of Shareholders’ Equity, in the mezzanine section of our balance sheet. The initial fair values of the compound embedded derivative associated with the Series D Preferred and the 225,000,000 common stock warrants that were issued as part of the January 5, 2010 investment agreement are approximately $4.5 million and $2.4 million, respectively. Because these fair values exceed the $2.5 million face amount of the Series D Preferred, we will recognize an initial loss of $4.4 million in our quarter ending March 31, 2010.

In addition to the issuance of the Series D Preferred described above, the January 5, 2010 investment agreement required us to seek shareholder approval to enact the following changes relating to our common stock, a 1 share for 100 shares reverse stock split, the fixing of our authorized shares at 5,000,000,000, and the reduction in the par value from $0.01 to $0.001. On March 5, 2010, we filed with the Securities and Exchange Commission a definitive proxy statement on Schedule 14A and are scheduled to hold a Special Meeting of our shareholders on March 30, 2010, to seek their approval.

In the discussion that follows, we disclose the provisions of our financing arrangements with YA Global as they existed at December 31, 2009 and 2008. However, we have provided additional information in each of the disclosures below to describe the significant changes as a result of the January 5, 2010 investment agreement and the estimated impact of those changes.

Series C Convertible Preferred Stock - On February 17, 2006, we issued to YA Global 22,000 shares of $1,000 Series C 8% Convertible Preferred Stock, with a face value of $22 million. As amended on January 5, 2010, the Series C Preferred is convertible at the lesser of $0.50 per share or 97% of the lowest closing bid price of the common stock for the 125 trading days preceding the date of conversion. Prior to the amendment, the Series C  Preferred was convertible into shares of common stock at the lower of $0.02 per share or 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. Because the Series C Preferred includes conditions for redemption that are outside our control, it is classified outside of Shareholders’ Equity in the mezzanine section of our balance sheet.

As of December 31, 2009, 13,358 shares of the original 22,000 shares of Series C Preferred have been converted into 1,240,037,100 of our common shares, leaving 8,642 shares of Series C Preferred with a face value of $8.6 million outstanding. During 2009, there was a reassessment of the estimate of the number of shares of preferred stock which were converted. From February 2008 through April 2009, the trading market price of our common stock (and the conversion price) was less than its par value.  We are limited to issuing shares of common stock at no less than the par value, and all shares of our common stock issued in those conversions were issued at par value. However, the methodology used to estimate the number of shares of preferred stock converted during that time was based upon the value received for the shares issued, with the difference between that value and  the par value recorded as a deemed dividend. On September 30, 2009, the methodology used to determine the number of preferred shares being converted was changed such that it was no longer dependent on the market value of the common shares issued. The number of common shares issued did not change because we consistently issued those common shares at a price no lower than par value. The change in estimate in the number of shares converted resulted in a reduction in the preferred stock outstanding of approximately $5.6 million, and a corresponding reduction in the accumulated deficit of $3.0 million related to the deemed dividends, and $2.6 million recorded as an increase to additional paid in capital.

Secured Convertible Debentures – The underlying agreements for each of the fifteen debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at any time, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “lookback period”). The conversion is limited such that the holder cannot exceed 4.99% ownership, unless the holder waives their right to such limitation. All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008.

As discussed above, subsequent to December 31, 2009, the terms of all of the debentures were modified to extend the stated maturity date to July 29, 2012.  The January 5, 2010 amendments also increased the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days and increased the fixed portion of the conversion price for certain of the debentures from $0.01 to $0.02.

The table below summarizes the significant terms of each of the debentures as of December 31, 2009, prior to the January 5, 2010 amendments:

				Default	Conversion Price – Lower of Fixed Price or Percentage of VWAP for Preceding Period
	Face		Interest	Interest	Fixed		Default	Preceding
Debenture Issue Date	Amount	Maturity	Rate	Rate	Price	%	%	Period

August 24, 2006	$5,000,000	7/29/2010	10%	n/a	$0.01	90%	n/a	30 Days
December 29, 2006	2,500,000	7/29/2010	10%	n/a	$0.01	90%	n/a	30 Days
March 27, 2007	7,458,651	7/29/2010	13%	n/a	$0.01	90%	n/a	30 Days
August 24, 2007	1,775,000	7/29/2010	14%	n/a	$0.01	80%	n/a	10 Days
April 11, 2008	390,000	4/11/2010	15%	24%	$0.01	80%	75%	10 Days
May 16, 2008	500,000	5/16/2010	15%	24%	$0.01	80%	50%	10 Days
May 29, 2008	790,000	5/29/2010	15%	24%	$0.01	80%	50%	10 Days
July 10, 2008	137,750	7/10/2010	15%	24%	$0.01	80%	50%	10 Days
July 29, 2008	2,325,000	7/29/2010	14%	24%	$0.02	95%	50%	10 Days
October 28, 2008	2,325,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
April 6, 2009	550,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
May 1, 2009	550,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
June 5, 2009	715,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
July 15, 2009	535,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days
August 14, 2009	475,000	7/29/2010	14%	20%	$0.02	95%	50%	10 Days

All the debentures with YA Global contain provisions for acceleration of principal and interest upon default. Certain of the debentures also contain default interest rates and conversion prices, as reflected in the table above.

During the 3rd quarter of 2008, we were in default on our August 24, 2006 Convertible Debenture due to non-payment of principal and interest in accordance with the terms of the agreement. On September 24, 2008, we entered into a Letter Agreement with YA Global which extended the maturity dates of both the August 24, 2006 and the December 29, 2006 debentures to July 29, 2010. The extension was considered a one-time extension for the specific period indicated but was not considered a waiver of existing events of default. However, a waiver was subsequently obtained from YA Global, effective December 31, 2008, which waiver is discussed further below. During 2009, the maturity dates of the March 27, 2007 debenture and the August 24, 2007 debenture were also extended to July 29, 2010.

We obtained a waiver from YA Global, effective December 31, 2008 in which all prior events of default and the related cross default provisions of other financing instruments with YA Global were waived. YA Global waived the right to collect any liquidated damages, penalties or fines which had not previously been paid by us and also acknowledged that as of December 31, 2008, we were not under any obligation to file a registration statement under any of the financing arrangements. YA Global does, however, still have demand rights under certain agreements which would require us to file registration statements in accordance with the terms of the agreements.

In our evaluation of these financing transactions, we concluded that the conversion features were not afforded the exemption as conventional convertible instruments due to the variable conversion rate; and they did not otherwise meet the conditions set forth in current accounting standards for equity classification. Because equity classification was not available for the conversion features, we elected to bifurcate the compound derivatives, and carry them as derivative liabilities, at fair value. Each compound derivative consists of (i) the embedded conversion feature, (ii) down round protection features, and (iii) default, non-delivery and buy-in puts which were combined into one compound instrument that is carried as a component of derivative liabilities.

Debenture Conversions

1)
April 6, 2009 convertible debenture:  On October 26, 2009, $321,000 of the $550,000 face value convertible debenture was converted into 30,000,000 shares of our common stock. The remaining principle balance of $229,000 was converted into 19,741,379 shares of our common stock on December 1, 2009.

2)
May 1, 2009 convertible debenture: On December 1, 2009, $256,000 of the $550,000 face value convertible debenture was converted into 22,068,966 shares of our common stock. The remaining balance of $294,000 is still outstanding as of December 31, 2009. As of March 22, 2010, there have been no further conversions.

Fair Value Considerations - In accordance with FASB ASC 815 - Derivatives and Hedging, we determined that the conversion features of the Series C convertible preferred stock, and the August 2006, December 2006, July 2008, October 2008, April 2009, May 2009 June 2009, July 2009 and August 2009 Debentures met the criteria of embedded derivatives and that the conversion features of these instruments required bifurcation and accounting as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income each period. As permitted by FASB ASC 815-15-25, Recognition of Embedded Derivatives, we have elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the Debentures charged or credited to income each period.

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

The fair value of bifurcated derivative instrument liabilities and the fair value of convertible instruments that are being carried in their entirety at fair value will change due to the modification of the maturity date and the terms of the conversion features of the convertible debentures, which modifications became effective on January 5, 2010. The financial impact of these modifications is discussed further below.

Embedded Derivative Instruments – Series C Preferred Stock and August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009 and August 2009 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FASB ASC 815, the compound embedded derivative instruments are valued using the Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price in the agreement, the conversion price adjusts to that lower amount.

As discussed above, on January 5, 2010, we entered into amendments to the convertible debentures which extended the maturity dates and modified the terms of the conversion prices.  The modification changed the remaining term for the debentures from 0.52 - 0.58 years to 2.56 years. For purposes of the Monte Carlo Simulation calculations at December 31, 2009, we assigned a value to the down round protection equal to the difference between the variable conversion price using the stated look-back period prior to the amendment and the 125 day look-back period in effect subsequent to the amendment. The effect of extending the maturity dates to July 29, 2012 was not reflected in the valuations as of December 31, 2009, but will be reflected in the valuations as of March 31, 2010, the end of our first fiscal quarter in 2010.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of December 31, 2009 included exercise estimates/behaviors and the following other significant estimates:

		Remaining		Equivalent	Equivalent
	Conversion	Term	Equivalent	Interest-Risk	Credit-Risk
	Prices	(years)	Volatility	Adjusted Rate	Adjusted Rate

Series C Convertible Preferred Stock	$0.0039	0.58	184%	8.00%	8.97%

August 24, 2006	$0.0036	0.58	184%	10.00%	8.97%
December 29, 2006	$0.0036	0.58	184%	10.00%	8.97%
July 10, 2008	$0.0032	0.52	183%	15.00%	8.97%
July 29, 2008	$0.0038	0.58	184%	14.00%	8.97%
October 28, 2008	$0.0038	0.58	184%	14.00%	8.97%
April 6, 2009	$0.0038	0.58	184%	14.00%	8.97%
May 1, 2009	$0.0038	0.58	184%	14.00%	8.97%
June 5, 2009	$0.0038	0.58	184%	14.00%	8.97%
July 15, 2009	$0.0038	0.58	184%	14.00%	8.97%
August 14, 2009	$0.0038	0.58	184%	14.00%	8.97%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On December 31, 2009, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25).

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures - The March 2007, August 2007, April 11, 2008, May 16, 2008 and May 29, 2008 convertible debentures are recorded in accordance with FASB ASC 815-15-25 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value charged or credited to income each period. These financial instruments are valued using the common stock equivalent approach. The common stock equivalent is calculated using the shares indexed to the debentures valued at the market price of our stock and the present value of the coupon.

Subsequent to the January 5, 2010 amendment, shares indexed to the debentures will be calculated using the variable conversion price based on the 125 day look-back period and the present value of the coupon from inception of the debentures to the revised maturity date of July 29, 2012.

Prior to the amendment, as of December 31, 2009, shares indexed to the debentures were calculated using the variable conversion price calculated based on the 125 day look-back period in order to embody the value of the anti-dilution protection feature.  The present value of the coupon was calculated based on the coupon from inception of the financial instrument to the maturity date prior to the modification. The effect of extending the maturity dates to July 29, 2012 was not reflected in the valuations as of December 31, 2009, but will be reflected in the valuations as of March 31, 2010, the end of our first fiscal quarter in 2010.

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

As discussed above, the January 5, 2010 modification of the terms of the Series C Preferred Stock and the debentures will change the carrying value of the host instruments, the fair values of the bifurcated derivative liabilities and the fair value of those debentures that are recorded in their entirety at fair value pursuant to FASB ASC 815-15-25.  Based on our evaluation of the impact of the modification and resulting extinguishment, our expectations of the effects of the January 5, 2010 amendments on our balance sheet (in thousands) are as follows:

-
We estimate the carrying value of the Series C preferred stock and the fair value of the related embedded conversion feature to be $8,642 and $15,732, respectively, compared with the amounts of $8,642 and $16,397, respectively, recorded at December 31, 2009.

-
We estimate the carrying value of the debentures, the fair value of the related compound embedded conversion features and the fair value of those debentures recorded in their entirety at fair value pursuant to FASB ASC 815-15-25 to be $14,224, $50,637 and $40,303, respectively, compared with the amounts of $12,523, $34,588 and $37,678, respectively, recorded at December 31, 2009.

For our Series C preferred stock and convertible debentures, the following table reflects the face value of the instruments and, as appropriate, either their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative or, for those debentures recorded in their entirety at fair value, their fair value. The number of common shares (in thousands) into which the instruments are convertible as of December 31, 2009 and December 31, 2008, does not reflect the effect of the January 5, 2010 amendments.

			Embedded		Common
December 31, 2009	Face	Carrying	Conversion	Fair	Stock
	Value	Value	Feature	Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,642	$8,642	$16,397	$-	2,215,812

August 24, 2006	$5,000	$5,000	14,131	-	1,388,889
December 29, 2006	2,500	2,500	6,926	-	925,989
March 27, 2007	7,459	-	-	25,046	2,071,848
August 24, 2007	1,775	-	-	6,573	554,688
April 11, 2008	390	-	-	1,412	121,875
May 16 ,2008	500	-	-	1,803	156,250
May 29, 2008	790	-	-	2,844	246,875
July 10, 2008	137	127	337	-	43,047
July 29, 2008	2,325	2,109	4,618	-	611,842
October 28, 2008	2,325	2,130	4,594	-	611,842
April 6, 2009	-	-	-	-	-
May 1, 2009	294	120	580	-	77,368
June 5, 2009	715	71	1,410	-	188,158
July 15, 2009	535	253	1,056	-	140,789
August 14, 2009	475	213	936	-	125,000
Total	$25,220	$12,523	$50,985	$37,678	9,480,272

			Embedded		Common
	Face	Carrying	Conversion		Stock
December 31, 2008	Value	Value	Feature	Fair value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$19,144	$19,144	$10,728	$-	21,456,650

August 24, 2006	$5,000	$5,000	7,260	-	5,555,556
December 29, 2006	2,500	2,500	3,556	-	3,703,957
March 27, 2007	7,459	-	-	13,478	8,287,390
August 24, 2007	1,775	-	-	3,217	1,972,222
April 11, 2008	390	-	-	736	433,333
May 16 ,2008	500	-	-	955	555,556
May 29, 2008	790	-	-	1,506	877,778
July 10, 2008	137	109	158	-	153,056
July 29, 2008	2,325	1,785	2,327	-	2,325,000
October 28, 2008	2,325	1,833	2,227	-	2,325,000
Total	$23,201	$11,227	$26,256	$19,892	47,645,498

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C convertible preferred stock was convertible as of December 31, 2009 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate ($0.02) or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of December 31, 2009 was calculated as the face value of each instrument divided by the variable conversion price using a 125 day look-back period.

The March 2007, August 2007, April 2008 and May 2008 debentures are carried in their entirety at fair value in accordance with FASB ASC 815-15-25 and the value of the embedded conversion feature is effectively embodied in those fair values.

Changes in the fair value of convertible instruments that are carried in their entirety at fair value (the March 2007, August 2007, April 2008 and May 2008 debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)

March 27, 2007	$(11,568)	$5,320
August 24, 2007	(3,356)	(196)
April 11, 2008	(676)	(215)
May 16, 2008	(848)	(564)
May 29, 2008	(1,338)	(783)
Gain/(loss) from changes in fair value of hybrid financial instruments	$(17,786)	$3,562

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C preferred stock and debentures” in the accompanying consolidated statement of operations. The changes in fair value of these derivative financial instruments were as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Series C Convertible Preferred Stock	$(13,904)	$(3,397)

August 24, 2006	(6,871)	665
December 29, 2006	(3,370)	406
July 10, 2008	(179)	(94)
July 29, 2008	(2,291)	(2,746)
October 28, 2008	(2,367)	(1,589)
April 6, 2009	(95)	-
May 1, 2009	(324)	-
June 5, 2009	(730)	-
July 15, 2009	(689)	-
August 14, 2009	(622)	-
Gain/(loss) from change in fair value of derivative liability - Series C preferred stock and debentures	$(31,442)	$(6,755)

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

The January 5, 2010 investment agreement with YA Global amended the exercise price of warrants indexed to 350,000,000 shares of common stock, which were issued in July 2008. Due to full-ratchet anti-dilution provisions, the exercise price of the warrants prior to the amendment was based on the lowest conversion price of convertible debentures issued subsequent to July 2008; however, the amendment fixed the exercise price at $0.01, subject to subsequent adjustment for anti-dilution. The amendment reduced the exercise price of the July 2008 warrants resulting in an approximate decrease in fair value of $3,500.

In connection with the January 5, 2010 investment agreement we also issued to YA Global warrants to purchase 225,000,000 shares of our common stock at an exercise price of $0.01, expiring after seven years. These warrants will be accounted for as a derivative liability and the initial fair value of these warrants of $2.4 million will be reflected in our financial statements for the quarterly period ending March 31, 2010.

The following table summarizes the warrants outstanding (in thousands) prior to the January 5, 2010 amendments and their fair value:

	December 31,	December 31,		December 31,		December 31,
	2009	2008		2009		2008

	Exercise	Exercise	Expiration		Fair		Fair
	Price	Price	Date	Warrants	Value	Warrants	Value

Series C Convertible Preferred Stock	$0.0039	$0.0200	2/17/2011	75,000	$712	75,000	$23

August 24, 2006	0.0039	0.0200	8/24/2011	175,000	1,697	175,000	193
December 29, 2006	0.0039	0.0200	12/29/2011	42,000	412	42,000	50
March 27, 2007	0.0039	0.0200	3/27/2012	125,000	1,238	125,000	150
August 24, 2007	0.0039	0.0200	8/24/2012	75,000	750	75,000	90
May 16, 2008	0.0039	0.0175	5/16/2015	7,500	77	7,500	10
May 29, 2008	0.0039	0.0100	5/29/2015	50,000	515	50,000	70
July 29, 2008	0.0047	0.0200	7/29/2015	450,000	4,500	450,000	602
Other warrants	0.048-.035	0.011-3.45	Various	6,696	11	8,471	1
			Total	1,006,196	$9,912	1,007,971	$1,189

The warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of December 31, 2009 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility of 159% to 241%, and risk-free rates of return of 0.06% to 2.69%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants.

Changes in the fair value of the warrants which are carried at fair value are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Series C Convertible Preferred Stock	$(689)	$85

August 24, 2006	(1,504)	1,540
December 29, 2006	(362)	370
July 10, 2008	(1,088)	1,113
July 29, 2008	(660)	742
October 28, 2008	(67)	12
April 6, 2009	(445)	75
June 5, 2009	(3,898)	479
Other Warrants	(10)	-
Total	$(8,723)	$4,416

Fair Value Considerations – We adopted the provisions of FASB ASC 820, Fair Value Measurement and Disclosures, as of January 1, 2008, with respect to financial instruments. As required by FASB ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 as of December 31, 2009 and  2008 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The issuance of new financial instruments on January 5, 2010 in accordance with the terms of the investment agreement with YA Global will impact the fair value of the financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).  Based on our evaluation of the new instruments issued on January 5, 2010, the conversion feature associated with the Series D Convertible Redeemable Preferred Stock, along with certain other embedded features, will require bifurcation and classification in liabilities as a compound embedded derivative financial instrument.  Calculation of the fair value of this compound embedded derivative will require use of a valuation method, such as a Monte Carlo Simulation, which includes Level 3 inputs. The additional 225,000,000 common stock warrants will also require liability classification and use of a valuation method which includes Level 3 inputs. The initial fair values of the compound embedded derivative associated with the Series D Preferred and the 225,000,000 common stock warrants are approximately $4.5 million and $2.4 million, respectively. These amounts will be recognized as “issuances” in the reconciliation of changes in the fair value of financial instruments measured at fair value using Level 3 inputs in our financial statements for the quarter ending March 31, 2010.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2009, prior to the January 5, 2010 investment agreement:

	Compound
	embedded	Warrant
	derivative	derivative	Total
		(in thousands)

Beginning balance:	$26,256	$1,189	$27,445

Issuances:
April 6, 2009	531	-	531
May 1, 2009	419	-	419
June 5, 2009	679	-	679
July 15 ,2009	367	-	367
August 14, 2009	315	-	315

Conversions:
Series C Preferred Stock	(8,235)	-	(8,235)
April 6, 2009	(626)	-	(626)
May 1, 2009	(163)	-	(163)

Fair value adjustments:
Compound embedded derivatives	31,442	-	31,442
Warrant derivatives	-	8,723	8,723

Ending balance	$50,985	$9,912	$60,897

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the trading market price of our common stock, which has a high historical volatility. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Note 5 - Property and Equipment

As of December 31, 2009 and 2008, property and equipment consisted of the following:

	As of December 31,
	2009	2008
	(in thousands)

Furniture and fixtures	419	$349
Equipment	444	411
Total	$863	$760
Less: Accumulated depreciation	$(734)	$(681)
Total property and equipment, net	$129	$79

Depreciation expense was $53,000 and $81,000 for the years ended December 31, 2009 and 2008, respectively.

Note 6 - Goodwill and Other Intangible Assets

At December 31, 2009 and 2008, we had goodwill of  $3.4 million, related to our purchase of NeoMedia Europe.  Goodwill represents the excess of the purchase price paid over the fair value of the identifiable tangible and intangible assets and liabilities acquired.

The following table summarizes other intangible assets:

	Patents and Other Intangibles	Proprietary Software	Total Intangibles and Proprietary Software
	(in thousands)
December 31, 2007	$2,608	$3,413	$6,021
Additions	-	12	12
Amortization	(315)	(687)	(1,002)
December 31, 2008	2,293	2,738	5,031

Additions	-	-	-
Amortization	(297)	(662)	(959)
December 31, 2009	$1,996	$2,076	$4,072

Weighted-average remaining amortization period in years	8.4	3.1

As of December 31, 2009, we estimate future amortization expense of intangible assets to be (in thousands):

2010	$959
2011	907
2012	903
2013	344
2014	224
Thereafter	735
Total future amortization expense	$4,072

Note 7 - Valuation Accounts

We extend credit to our customers as determined on an individual basis. At December 31, 2009 and 2008 an allowance for doubtful accounts was not required as the amounts due from customers were considered to be collectible. The table below presents the activity for the allowance accounts for the years ended December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(in thousands)
Beginning balance	$-	$(78)
Bad debt recovery (expense)	(9)	58
Write-off of uncollectible accounts	9	20
Ending balance	$-	$-

The following table summarizes our inventory reserves as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(in thousands)
Beginning balance	$(81)	$(80)
Provision	(55)	(1)
Charge-off	-	-
Ending balance	$(136)	$(81)

Note 8 – Accrued Expenses

The following table summarizes the accrued liabilities of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(in thousands)

Accruals for disputed services	$2,412	$2,224
Accrued operating expenses	1,608	1,791
Accrued payroll related expenses	158	-
Accrued interest	3,114	1,772
Total	$7,292	$5,787

Note 9 - Comprehensive Income (Loss)

Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.  The following table summarizes the balances and activity by component of other comprehensive income as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(in thousands)
Beginning balance:
Unrealized gain/(loss) on marketable securities	$-	$(442)
Foreign currency translation adjustment	14	(90)

Annual Activity:
Unrealized gain/(loss) on marketable securities	-	442
Foreign currency translation adjustment	(103)	104

Ending balance	$(89)	$14

Note 10 - Income Taxes

As of December 31, 2009 and 2008, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	As of December 31,
	2009	2008
	(in thousands)
Net operating loss carryforwards (NOL)	$57,200	$56,922
Capital loss	3,343	3,388
Write-off of long-lived assets	501	507
Amortization of intangibles	(528)	(502)
Stock-based compensation	2,337	2,238
Capitalized software development costs and fixed assets	35	65
Deferred revenue	419	188
Alternative minimum tax credit carryforward	39	39
Inventory reserve	29	30
Accruals	2,319	2,386
Impairment loss	2,618	2,531
Derivative gain/loss	22,922	982
Interest expense	3,998	4,118
Total deferred tax assets	95,232	72,892
Valuation allowance	(95,232)	(72,892)
Net deferred tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

For the years ended December 31, 2009 and 2008, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Benefit at federal statutory rate	$(22,880)	$(3,137)
State income taxes, net of federal benefit	-	(365)
Permanent and other difference, net	539	301
Decrease/(increase) in valuation allowance	$(22,341)	$(3,201)

As of December 31, 2009, we had net operating loss carry forwards for federal tax purposes totaling approximately $158.6 million, which may be used to offset future taxable income, or, if unused, expire between 2011 and 2029 and a capital loss carry-forward of $9.3 million.  As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, our subsidiary NeoMedia Europe, had foreign operations and is not included in our consolidated income tax balances above.  NeoMedia Europe did not have income tax expense during the years ended December 31, 2009 and 2008.

NeoMedia Europe has net operating loss carry forwards that are estimated to be $5.8 million and $4.4 million as of December 31, 2009 and 2008, respectively, not included in our consolidated deferred tax assets stated above, that are fully offset with a valuation allowance.  Due to the uncertainty of the utilization and recoverability of the loss carry forwards we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

We adopted FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes as of January 1, 2007.  We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2009.  Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns.  In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the years ended December 31, 2009 and 2008.

Note 11 - Transactions With Related Parties

In December 2006, we entered into a twenty-five month consulting agreement with SKS Consulting of South Florida Corp. (“SKS”), whereby we pay SKS $1,000 per day for services rendered by George O’Leary, the Chief Executive Officer of SKS and a member of our Board of Directors. Under this agreement, in 2009 and 2008, we paid SKS $1,500 and $37,000, respectively.

Note 12 - Commitments and Contingencies

We lease our office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. We incurred rent expense for our office facilities of approximately $259,000 and $257,000 during the years ended December 31, 2009 and 2008, respectively.

We are party to various commitments and contingencies, including:

•	Operating leases for office facilities, certain office and computer equipment

•	Consulting agreements that carry payment obligations into future years

•	Various payment arrangements with our vendors that call for fixed payments on past due liabilities;

•	Notes payable to certain vendors that mature at various dates in the future;

•	A purchase price guarantee obligation of $4.5 million related to our prior acquisition of 12Snap;

•	Convertible debentures with outstanding face amounts of $25.2 million.

The following table sets forth the future minimum payments due under the above commitments:

	2010	2011	2012	2013	Total
	(in thousands)
Operating leases	$273	$138	$6	$2	$419
Vendor and consulting agreements	646	-	-	-	646
Notes payable	69	-	-	-	69
Notes payable - YA Global	500	-	-	-	500
Purchase price guarantee obligation	4,535	-	-	-	4,535
Convertible debentures	-	25,220	-	-	25,220
Total	$6,023	$25,358	$6	$2	$31,389

As of December 31, 2009, we had a continuing liability of $4.5 million relating to a purchase price guarantee obligation associated with our acquisition and subsequent disposal of a subsidiary during prior years.

In prior years we acquired our Mobile Search patent family from an unrelated third party. In the acquisition we agreed to pay to seller, as defined in that agreement, a 10% royalty, based on our revenues from those patents. To date we have not earned any revenue from the mobile search patents and have not paid or incurred any royalty to the seller. If we begin to earn revenues based on those patents we will be obligated to pay the seller the agreed royalty.

Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions is unlikely to have a material adverse effect on our financial position or operating results.

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008, we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint and investment by us and YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. The Company plans to vigorously defend this lawsuit.

Rothschild Trust Holdings, LLC – On September 19, 2008, we received a complaint filed in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009, we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which required us to provide documentation for review by Rothschild Trust Holding, LLC.   The non-binding mediation and interim agreement did not settle the matter. On January 4, 2010, we filed a motion for summary judgment seeking to terminate the litigation. We believe the complaint is without merit and we intend to vigorously defend against it.

The Hudson Consulting Group, LLC. – On June 30, 2009, we received from the Superior Court of Fulton County, in the State of Georgia a Notice of Filing of Foreign Judgment in favor of The Hudson Consulting Group, LLC, related to the judgment granted against us by the Superior Court, Judicial District of Middlesex, in the State of Connecticut, granted on August 22, 2008.  In this judgment Hudson sought to collect disputed fees related to their recruiting services. The Notice of Filing seeks to collect on the judgment of approximately $61,000 which was granted in Connecticut. We are seeking to settle this matter.

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

Note 14 – Stock-Based Compensation

We have five stock option plans, as summarized below. Options issued under these plans have a term of 10 years.  The plans allow for exercise prices of options issued under the Option Plans to be set at amounts less than the fair market value per share of our common stock on the date of grant. Options may be granted with any vesting schedule as approved by the stock option committee of our Board of Directors, but generally the vesting periods range from immediate vesting to 5 years.  Common shares required to be issued on the exercise of stock options would be issued from our authorized and unissued shares.

			Shares Available
		Shares Reserved	For Issuance at
Plan	Date Adopted	For Issuance	December 31, 2009

2005 Stock Option Plan	December 16, 2005	60,000,000	60,000,000
2003 Stock Option Plan	September 24, 2003	150,000,000	18,700,000
2003 Stock Incentive Plan	October 31, 2003	30,000,000	27,000,000
2002 Stock Option Plan	June 6, 2002	10,000,000	20,000
1998 Stock Option Plan	May 27, 1998	8,000,000	165,000
			105,885,000

We have not registered the 60 million shares underlying the options in the 2005 Plan, and as a result all 60 million options remain available for issuance. Options issued under the 2002 and 2003 Stock Option Plans are non-qualified options. The 2003 Stock Incentive Plan provides for up to 30 million shares to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008
Volatility	138-282%	88-120%
Expected dividends	-	-
Expected term (in years)	5.62	2.62
Risk-free rate	0.50%	4.35%

A summary of the transactions during the years ended December 31, 2009 and 2008 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercice	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at January 1, 2008	115,511	$0.08
Granted	56,194	$0.01
Exercised	-	$-
Forfeited	(71,968)	$0.06
Outstanding at December 31, 2008	99,737	$0.02	$-	8.1
Exercisable at December 31, 2008	57,839	$0.03	$-	7.1

Outstanding at January 1, 2009	99,737	$0.02
Granted	28,286	$0.01
Exercised	(11,600)	$0.01
Forfeited	(21,862)	$0.06
Outstanding at December 31, 2009	94,561	$0.02	$34	8.1
Exercisable at December 31, 2009	69,697	$0.03	$25	7.8

During the year ended December 31, 2009, options to purchase a total of 11,600,000 shares of our common stock, with an intrinsic value of $177,000 were exercised. During the year ended December 31, 2008, no options were exercised.  A summary of the status of our non-vested options as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at January 1, 2009	41,898	$0.01
Granted	28,286	$0.01
Vested	(40,825)	$0.01
Forfeited	(4,495)	$0.00
Nonvested at December 31, 2009	24,864	$0.01

Total stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to stock-based compensation for the year ended December 31, 2009 and 2008 was $357,000 and $1.8 million, respectively. As of December 31, 2009, the total unrecognized compensation cost related to non-vested stock options was $217,000 net of expected forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.

The following table summarizes information about our stock options outstanding as of December 31, 2009:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.01 to $0.05	86,920	8.3	$0.02	62,064	$0.02
$0.06 to $0.10	5,191	5.5	$0.08	5,183	$0.08
$0.10 to $0.15	2,100	5.5	$0.13	2,100	$0.13
$0.15 to $0.20	350	6.1	$0.18	350	$0.18
	94,561	8.1	$0.02	69,697	$0.03

There were no shares issued during 2009 under the 2003 Stock Incentive Plan. During the year ended December 31, 2008, 500,000 shares were issued under the 2003 Stock Incentive Plan with an aggregate grant date fair value of $17,000, which was recognized as expense.

Note 15 - Segment and Geographical Information

As of December 31, 2009, we were structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net sales and net loss from continuing operations for the years ended December 31, 2009 and 2008, and identifiable assets as of December 31, 2009 and 2008 by geographic area, were as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Revenue:
United States	$584	$397
Germany	1,078	649
	$1,662	$1,046

Net Loss from Continuing Operations:
United States	$(66,005)	$(5,950)
Germany	(1,373)	(1,746)
	$(67,378)	$(7,696)

	As of December 31,
	2009	2008
Identifiable Assets:
United States	$8,738	$10,920
Germany	686	568
	$9,424	$11,488

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective as of December 31, 2009. In light of these material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b)        Management’s Report on Internal Control Over Financial Reporting

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

Management evaluated our internal control over financial reporting as of December 31, 2009.  Management’s evaluation also included assessing the effectiveness of internal controls over financial reporting at NeoMedia Europe. In making this assessment, management used the criteria established in Internal Control-Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective due to the existence of the following material weaknesses:

Entity Level Controls:

•
Our senior management did not establish and maintain a proper tone as to internal control over financial reporting.  Specifically, our senior management was unable, due to time constraints, to promptly address the control weaknesses brought to their attention throughout this and the previous year’s audit;

•
We, through our senior management, failed to maintain formalized accounting policies and procedures. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)        Change in Internal Control over Financial Reporting

As of December 31, 2009, management would like to report that it has remediated the following material weaknesses noted in the December 31, 2008 Form 10-K:

•
We have increased our internal controls over user access to the financial accounting software package. User access has been amended and certain mitigating controls, such as supervisory review and approval over accounting software transactions, have been implemented.

•
The Company has improved its financial reporting processes concerning convertible debentures and warrants.  In coordination with its third party accounting firm, we have improved communications and our internal review and recording of these transactions.

 (d)       Remediation of Material Weaknesses

We have commenced efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2009. Although the remediation efforts are underway, the above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and officers, their business experience during the last five years, their ages and all positions and offices that they hold with us as of the date of this Annual Report.

Name	Age	Position

Iain A. McCready	48	Chief Executive Officer and Chairman
Michael W. Zima	52	Chief Financial Officer and Secretary
James J. Keil	82	Director
George G. O'Leary	47	Director
Laura A. Marriott	40	Director

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

Biographies of Officers and Directors

Iain A. McCready.  Mr. McCready joined the Company on June 10, 2008 as Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. McCready has extensive experience in successfully growing technology businesses. From October 2004 through November 2007, Mr. McCready served as Chief Executive Officer of Mobiqa, a world leader in mobile ticketing and mobile couponing solutions based on the creation, optimization, delivery and redemption of barcodes to mobile phones. From November 2003 through December 2007, Mr. McCready served as Non-Executive Chairman of Scolocate Limited, a provider of co-location and managed services to the IT marketplace, specializing in IT architecture, design and planning, project management and implementation services. From September 2003 through March 2004, Mr. McCready served as the Non-Executive Director of Concept Systems Limited, a leading supplier of advanced IT systems, solutions and services to the oil exploration and production industry. From January 2003 to November 2003, Mr. McCready served as the Interim Chief Operating Officer at Hanon Solution Limited. Prior to that, he served for twenty years at KSCL, Scotland’s largest software house (now part of Convergys), developing customer care and billing applications for the world’s leading mobile phone operators. Mr. McCready had held a number of positions during his tenure at KSCL including Chief Operating Officer and Customer Services Director.

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

James J. Keil.  J. J. Keil has been a Director of NeoMedia since August 1996.  Mr. Keil currently is a member of the Compensation, Stock Option and Audit Committees.  Mr. Keil is founder and President of Keil & Keil Associates, now known as Keil Partners, LLC, a marketing, consulting and Government Reseller firm now located in Chicago, Illinois specializing in Reselling Hardware and Software Products and Solutions to the various agencies of the Federal Government.  Prior to having his own businesses Mr. Keil worked for 38 years at IBM and Xerox Corporation in various marketing, sales and senior executive positions.  From 1989 to 1995, Mr. Keil was on the board of directors of Elixir Technologies Corporation (a non-public corporation) and from 1990 to 1992 was the Chairman of its Board of Directors.  From 1992 to 1996, Mr. Keil served on the board of directors of Document Sciences Corporation.  Mr. Keil holds a B.S. degree from the University of Dayton and did Masters level studies at the Harvard Business School and the University of Chicago in 1961/62.

George G. O’Leary.  Mr. O’Leary has been a Director of NeoMedia since in February 2007, and is currently the President of SKS Consulting of South Florida Corp. He is also a member the board of directors of ISONICS Corporation (ISON.PK), where he is currently Chairman and acting CFO. Prior to assuming his duties with the Company; Mr. O’Leary was and still is a board member and a consultant to NeoGenomics (NGNM.OB) and was acting Chief Operating Officer from October 2004 to April 2005. Prior to becoming a director of NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated (‘CRI”).  Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million business for this major cable operator until it was sold to Time Warner.

Laura A. Marriott.  Ms. Marriott was named to our Board of Directors in January 2009. Ms. Marriott had recently served as President of the Mobile Marketing Association (“MMA”) since July 15, 2005 and prior to that, served as Director of Marketing for Intrado, Inc. from April 1, 2003 through July 14, 2005.  Effective January 1, 2009, Ms. Marriott became a member of the Board of Advisors of the MMA. During her tenure at MMA, the MMA membership experienced substantial growth, established global headquarters and regional chapters throughout the world, and developed guidelines for the industry. Earlier this year, she was named one of the industry’s Top 10 Women in Wireless by FierceMarkets. Laura has more than eighteen years of experience in the high-tech industry in the areas of business development, product management and marketing.

Director Qualifications and Experience

The following table identifies some of the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint and nominate directors to our Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Board in evaluating a Board candidate:

Experience, Qualification, Skill or Attribute	Mr. McCready	Mr. Keil	Mr. O'Leary	Ms. Marriott

Professional standing in chosen field	x	x	x	x
Expertise in mobile technology or related industries	x			x
Expertise in information technology and I.P. matters	x	x	x	x
Audit committee financial expert (actual or potential)			x
Civic and community involvement
Served as public company director during past 5 years(1)			x
Diversity by race, gender or culture				x
Expertise in barcode technology	x
Expertise with respect to software products	x	x		x
Expertise in marketing	x	x	x	x
Senior-level managerial experience	x	x	x	x

(1) Mr. O'Leary is currently the Chairman and acting Chief Financial Officer of Isonics Corporation (ISON.PK) and is currently a director of NeoGenomics, Inc. (NGNM.OB).

Legal Proceedings

None of the members of the Board or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws. In addition, in the last ten years, none of the members of the Board or other executives have been a party to any judicial or administrative proceedings (i) resulting from involvement in mail or wire fraud or fraud in connection with any business entity, or (ii) based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions other than settlements of civil proceedings among private parties; and, none have incurred disciplinary sanctions or orders imposed by stock, commodities or derivatives exchanges or other self-regulatory organizations.

Promoters and Control Persons

None.

BOARD LEADERSHIP STRUCTURE

Board Leadership Structure, Executive Sessions of Non-Management Directors

Presently, our positions of Chief Executive Officer and Chairman of the Board are combined, with Mr. McCready serving in such capacities. The Board has chosen to combine the Chief Executive Officer and Board chair positions because it believes it leverages the ability of Mr. McCready to interface interactively and effectively with both management and the Board regarding the highly technical nature of our business.

We have not designated a lead independent director at this time.

Our non-management directors meet without management present at each of the Board's regularly scheduled in-person meetings. If the Board convenes for a special meeting, the non-management directors will meet in an executive session if circumstances so warrant.

Risk Oversight

The Board oversees the business of the Company and considers the risks associated with our business strategy and decisions. The Board implements its risk oversight function both as a whole and through its committees. In particular:

  The Audit Committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters. The Audit Committee meets in executive session with the Company's Chief Financial Officer and with representatives of our independent registered public accounting firm.
  The Compensation Committee manages risks related to our compensation philosophy and programs. The Compensation Committee reviews and approves compensation programs and may engage the services of compensation consultants to ensure that it adopts appropriate levels of compensation commensurate with industry standards.
  The Stock Option Committee manages risks related to our stock option plans. The Stock Option Committee reviews and approves stock option plans and may consult with consultants as necessary to ensure that our stock option plans are administered appropriately.
Each of the Committee Chairs reports to the full Board regarding materials risks as deemed appropriate.

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

Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors.  The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence.  During the year ended December 31, 2009, members of the Audit Committee were independent directors George G. O’Leary and James J. Keil. Mr. O’Leary is designated as a financial expert serving on our Audit Committee.

Compensation Committee – The Compensation Committee is responsible for recommending compensation and benefits for our executive officers to our Board of Directors and for administering our Incentive Plan for our management. Independent directors James J. Keil and George G. O’Leary were members of our Compensation Committee during 2009.

Stock Option Committee – The Stock Option Committee has responsibility for administering our stock option plans. During 2009, the committee was comprised of independent directors James J. Keil and George G. O’Leary.

Nominations of Directors – As noted above, we do not have a standing Nominating Committee. With respect to identifying director nominees, the Board does not have a formal diversity policy. Although the Board does not currently have formal specific minimum criteria for nominees, substantial relevant and diverse business, academic and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for Board and shareholder meetings.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2009, Mr. George G. O’Leary did not timely file three Form 4s to report his beneficial ownership of additional shares and options granted in 2007 and additional shares and options granted on two occasions in 2008.

Code of Ethics
We have adopted a Code of Ethics, as required by the rules of the SEC, which is referenced hereto as exhibit 14. This code of ethics applies to all of our directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to those persons who were our Named Executive Officers during the year ended December 31, 2009:

					All
				Option	Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)

Iain A. McCready	2009	$234,982	$-	$9,386	$9,699	$254,067
Chief Executive Officer	2008	$168,893	$88,568	$149,304	$30,327	$437,092

Michael W. Zima	2009	$129,500	-	$5,560	$3,849	$138,909
Chief Financial Officer	2008	$46,756	-	$28,866	$464	$76,086

Christian Steinborn	2009	$210,277	$-	$8,432	$14,954	$233,663
Chief Executive Officer of	2008	$245,361	$-	$-	$15,190	$260,551
NeoMedia Europe, AG

Narrative Disclosure To Summary Compensation Table

All amounts presented for the value of Option Awards represent the aggregate grant date fair value computed in accordance with FASB ASC 718.

Iain A. McCready – Mr. McCready became our Chief Executive Officer on June 10, 2008. His employment is governed by an employment agreement as of that date, which expired on May 29, 2010 and which was subsequently amended on January 14, 2010 to expire on May 29, 2012. Under the original agreement, his annual salary was set at ₤160,000 British Pounds. He was also eligible to receive an annual incentive bonus based on criteria established by the Compensation Committee of up to ₤80,000 and an annual payment in-lieu of his participation in our employee benefit programs of ₤6,095.

For 2008, Mr McCready was eligible to receive a fixed bonus of ₤20,000; an incentive bonus based on criteria established by the Compensation Committee of up to ₤60,000 and an annual payment in-lieu of his participation in our employee benefit programs of ₤6,095. During 2008, Mr. McCready received the pro-rata portion of his salary, his employee benefit payment, his fixed bonus of ₤20,000 and ₤30,000, one half of his incentive bonus.  In connection with funding negotiations between us and YA Global, and effective on April 1, 2009, Mr. McCready agreed to a 10% salary reduction and a deferral of his incentive bonus payable in 2009. Mr. McCready‘s adjusted annual salary rate for the balance of 2009 was ₤144,000. Under the terms of the January 14, 2010 amendment, Mr. McCready’s annual salary reverted to ₤160,000 as of January 1, 2010.  He continues to be eligible to receive an annual bonus of up to ₤80,000 based on criteria established by the Compensation Committee. During 2009, Mr. McCready received his annual salary and his employee benefit payment.

Mr. McCready has received four grants of options to purchase our common stock. Mr. McCready’s employment agreement provided for the grant of two options to purchase our common stock. The first grant was made on the date of his employment for 16,025,643 shares with an exercise price of $0.01 per share and vesting equally over a 15 month period. The second grant was made on November 15, 2008 for 16,025,643 shares of our common stock with an exercise price of $0.01 per share and vesting on November 29, 2009. In connection with his 10% salary reduction in 2009, Mr. McCready was granted an option on April 29, 2009, to purchase 886,260 shares of our common stock with an exercise price of $0.02 per share, vesting in equal monthly amounts over 12 months from the date of grant. In connection with the amendment of his employment agreement on January 14, 2010, Mr. McCready will receive an option to purchase 18 million shares of our common stock, vesting in 24 equal monthly amounts, beginning on May 29, 2010.

All Other Compensation for Mr. McCready includes amounts paid to him in 2008 for consulting services prior to his employment in the amount of $30,327 and in 2008, and 2009, the pro-rata portions of his employee benefit payment.

Mr. McCready is eligible to earn as additional incentive compensation a bonus upon a successful sale of the company on or before May 29, 2012. The bonus is payable in the amount of 2.5% of the sale proceeds, if the sale proceeds are at least $45 million but not to exceed $200 million. Upon the occurrence of a Sale Transaction or Change in Control (as defined), Mr. McCready’s unvested options will be immediately vested and exercisable.

Mr. McCready is also the Chairman of our Board of Directors but is not eligible to receive additional compensation in that capacity.

Michael W. Zima – Mr. Zima became our Chief Financial Officer on September 17, 2008. His employment is not governed by an employment agreement. Mr. Zima’s annual salary was originally $140,000 and he was eligible to receive a bonus of $10,000 based on his performance against specified objectives on the anniversary of his employment. In connection with funding negotiations between us and YA Global, and effective on April 1, 2009, Mr. Zima agreed to a 10% salary reduction and a deferral of his bonus payable in 2009. Mr. Zima’s adjusted annual salary rate for the balance of 2009 was $126,000. Effective on January 1, 2010 Mr. Zima’s salary reverted to his original salary of $140,000 per year. Mr. Zima has received three grants of options to purchase our common stock. In connection with his 10% salary reduction in 2009, Mr. Zima was granted an option to purchase 525,000 shares of our common stock on April 29, 2009, with an exercise price of $0.02 per share and monthly vesting in equal amounts over 12 months from the date of grant. During 2008, Mr. Zima received two grants of options to purchase our common stock. The first grant was made on August 28, 2008, the date of his employment, prior to his promotion to Chief Financial Officer, for an option to purchase 500,000 shares of our common stock with an exercise price of $0.01 per share and vesting in equal annual amounts over a four year period. The second grant in 2008 was made upon his promotion to Chief Financial Officer for an option to purchase 4,500,000 shares of our common stock with an exercise price of $0.01 per share and vesting in equal annual amounts over a four year period. All Other Compensation for Mr. Zima includes amounts related to his participation in our employee benefit plans.

Dr. Christian Steinborn – Dr. Steinborn serves as the Chief Executive Officer of our NeoMedia Europe subsidiary. Dr. Steinborn served as our Chief Operating Officer from October 1, 2007 until June 11, 2008. His employment is governed by an employment agreement which set his annual salary at €160,000 Euros. In connection with funding negotiations between us and YA Global, and effective on April 1, 2009, Dr. Steinborn agreed to a 10% salary reduction. Dr Steinborn’s adjusted annual salary rate for the balance of 2009 was €144,000 Euros. Effective on January 1, 2010 Dr. Steinborn’s salary reverted to his original salary of €160,000 Euros per year. During 2009 Dr. Steinborn received the pro-rata portions of his annual salary rates. Dr. Steinborn has received several stock option grants during his employment and his tenure as an officer. In connection with his 10% salary reduction in 2009, Dr. Steinborn was granted an option to purchase 796,200 shares of our common stock on April 29, 2009, with an exercise price of $0.02 per share and monthly vesting in equal amounts over 12 months from the date of grant. Dr Steinborn’s other grants included a grant on December 23, 2006 for 400,000 shares with exercise prices ranging from $0.045 per share to $0.175 per share vesting in equal annual installments over four years. On February 16, 2007 he entered in to an incentive option agreement under which he was eligible to earn an option to purchase up to 500,000 shares of our common stock per year over each of the next four years. Dr. Steinborn earned the first allocation based on 2007 objectives and an option to purchase 500,000 shares of our common stock were vested and are exercisable at $0.047 per share. He did not earn the second allocation based on 2008 objectives. Dr. Steinborn earned the third allocation based on 2009 objectives and an option to purchase 500,000 shares of our common stock were vested and are exercisable at $0.01 per share. On December 20, 2007, he was granted 1,600,000 options to purchase shares of our common stock with an exercise price of $0.011 per share, vesting equally over a four year period. All Other Compensation for Dr. Steinborn includes the annual value of his company provided automobile.

Outstanding Equity Awards at Year-End

The following table sets forth certain information relative to outstanding option awards held by the Named Executive Officers as of December 31, 2009:

Option Awards
				Equity Incentive Plan
		Number of Securities		Awards: Number of
		Underlying		Securities Underlying	Option
		Unexercised Options		Unexercised	Exercise	Option
		Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name		(#)	(#)	(#)	($)	Date

Iain A. McCready	(1)	16,025,643	-	-	$0.0100	6/10/2018
Chief Executive Officer	(2)	16,025,643	-	-	$0.0100	11/15/2018
	(3)	590,840	295,420		$0.0200	4/29/2019

Michael W. Zima	(4)	125,000	375,000	-	$0.0100	8/28/2018
Chief Financial Officer	(5)	1,125,000	3,375,000	-	$0.0100	9/17/2018
	(6)	350,000	175,000	-	$0.0200	4/29/2019

Christian Steinborn	(7)	100,000	-	-	$0.0450	2/23/2016
Chief Executive officer of	(7)	100,000	-	-	$0.0750	2/23/2016
NeoMedia Europe, AG	(7)	100,000	-	-	$0.1250	2/23/2016
	(7)	100,000	-	-	$0.1750	2/23/2016
	(8)	500,000	-	-	$0.0470	2/15/2017
	(8)	500,000	-	-	$0.0100	2/15/2017
	(8)	-	-	500,000	Various	2/15/2017
	(9)	800,000	800,000	-	$0.0105	12/20/2017
	(10)	530,800	265,400	-	$0.0200	4/29/2019

(1)	Mr. McCready’s option grant on June 10, 2008 vested in 15 equal monthly installments beginning on June 29, 2008 and was completely vested on August 29, 2009.

(2)	Mr. McCready’s option grant on November 15, 2008 vested in its entirety on November 29, 2009.

(3)	Mr. McCready’s option grant on April 29, 2009 vests in 12 equal monthly installments beginning on May 29, 2009 and will completely vest on April 29, 2010.

(4)	Mr. Zima’s option grant on August 28, 2008 vests over a 4 year period, 25% vesting on each subsequent anniversary date of the grant.

(5)	Mr. Zima’s option grant on September 17, 2008 vests over a 4 year period, 25% vesting on each subsequent anniversary date of the grant.

(6)	Mr. Zima’s option grant on April 29, 2009 vests in 12 equal monthly installments beginning on May 29, 2009 and will completely vest on April 29, 2010.

(7)	Dr Steinborn’s option grant on December 23, 2006 vests over a 3 year period, 25% vesting on the grant date and 25% on each subsequent anniversary date of the grant.

(8)
Dr. Steinborn’s incentive option agreement dated February 16, 2007 originally provided for up to 2,000,000 options to purchase our shares. Each year 25% of the original incentive option plan could be earned and vested based on the achievement of goals as determined by the Compensation Committee. It was determined that the first 25% increment of this plan, for options to purchase 500,000 shares, were earned and vested. It was determined that the second 25% increment of this plan was not earned. It was determined that the third 25% increment of this plan, for options to purchase 500,000 shares, were earned and vested. The exercise price of each portion of the options earned under this plan is established at the date it is earned.

(9)	Dr Steinborn’s option grant on December 20, 2007 vests over a 4 year period, 25% vesting on each subsequent anniversary date of the grant.

(10)	Dr. Steinborn’s option grant on April 29, 2009 vests in 12 equal monthly installments beginning on May 29, 2009 and will completely vest on April 29, 2010.

Additional Narrative Disclosure

Retirement Benefits

We offer a defined contribution plan to our United States employees in accordance with Section 401(K) of the Internal Revenue Code. Under the provisions of this plan eligible employees may defer a portion of their pre-tax compensation into the plan. However, we do not make any matching contributions to the plan.

Change in Control Agreements

Our Chief Executive Officer, Iain A. McCready is employed under the terms of an Employment Agreement dated June 10, 2008, as amended on January 14, 2010, whereby if he is terminated without cause, he is entitled to nine months' salary, currently valued at ₤120,000; a prorated portion of any declared but unpaid incentive bonus; any earned sale bonus; and accelerated vesting of all remaining unvested stock options.

In connection with funding negotiations between us and YA Global, and effective on April 29, 2009 all directors and 11 employees of the company, including Mr. McCready, Mr. Zima and Dr. Steinborn, were granted accelerated vesting of all time-vesting options and all earned incentive options to purchase shares of our common stock, upon a change in control of the company.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside directors for the year ended December 31, 2009:

	Fees
	Earned or			All
	Paid in	Stock	Option	Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)

James J. Keil	$47,525	$-	$6,381	$-	$53,906

George O'Leary	$51,900	$-	$7,466	$1,500	$60,866

Laura A. Marriott	$30,375	$-	$35,823	$-	$66,198

Narrative To Director Compensation Table

All amounts presented for the value of Option Awards represent the aggregate grant date fair value computed in accordance with FASB ASC 718.

Outside directors are compensated through a combination of cash and stock options.  Cash compensation amounts payable to the Directors, described below, were established as of January 1, 2009. Effective on April 1, 2009, amounts payable to the Directors were reduced by 10% in connection with funding negotiations between us and YA Global. Effective January 1, 2010, the amounts payable to the Directors reverted to their original amounts.
:

•	$4,000 as a quarterly retainer for each independent member of the Board.

•	$4,000 for each regular quarterly meeting of the Board of Directors, for each independent member of the Board.

•	$250 for each unanimous consent resolution in-lieu of a meeting of the Board of Directors, for each independent member of the Board.

•	$3,000 per quarter for the Audit Committee Chairman and $2,500 per quarter for each Audit Committee member for each regular quarterly meeting of the Audit Committee of the Board of Directors.

•	$3,000 for the Compensation Committee Chairman and $2,500 for each Compensation Committee member for each semi-annual quarterly meeting of the Compensation Committee of the Board of Directors.

•
$1,000 for the Compensation Committee Chairman and $500 for each Compensation Committee member for each unanimous consent resolution in-lieu of a meeting of the Compensation Committee of the Board of Directors.

•
$500 for the Stock Option Committee Chairman and $250 for each Stock Option Committee member for each unanimous consent resolution in-lieu of a meeting of the Stock Option Committee of the Board of Directors.

During 2009 Mr. O’Leary’s consulting firm, SKS Consulting of South Florida Corp. (“SKS”) received $1,500 for services provided to the company. For further information, see Item 13 – Certain Relationships and Related Transactions and Director Independence.

Grants of Plan-based Awards

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of, March 22, 2010: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 22, 2010, there were 2,267,567,835 shares of our common stock outstanding:

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Combined Voting percent of Common Stock and Series D Convertible
	Beneficial	Percent of	Beneficial	Percent of	Beneficial	Percent of	Preferred
Name and Address of Beneficial Owner	Ownership (1)	Class (1)	Ownership (1)	Class (1)	Ownership (1)	Class (1)	Stock (1)

Directors and Named Executive Officers
Iain A. McCready (2) (3)	32,937,546	1.5%	-	*	-	*	*
Michael W. Zima (2) (4)	1,775,000	*	-	*	-	*	*
Christian Steinborn (2) (5)	5,112,526	*	-	*	-	*	*
James J. Keil (2) (6)	5,602,500	*	-	*	-	*	*
George G. O'Leary (2) (7)	3,115,680	*	-	*	-	*	*
Laura A. Marriott (2) (8)	1,427,500	*	-	*	-	*	*
Officers and Directors as a Group (6 Persons) (9)	49,970,752	2.2%	-	*	-	*	1.0%

Other Beneficial Owners
YA Global Investments, LP (10)	36,331,729	1.6%	8,642	100.0%	25,000	100.0%	53.2%
Total	36,331,729	1.6%	8,642	100.0%	25,000	100.0%	53.2%

Shares outstanding	2,267,567,835		8,642		25,000

______________________________________

* Indicates less than 1%.

(1)
Applicable percentage of ownership is based on 2,267,567,835 shares of Common Stock outstanding; 25,000 shares of Series D Convertible Preferred Stock outstanding; and the combined voting power of the Common Stock and Series D Convertible Preferred Stock in the amount of 4,767,567,835 shares as of March 22, 2010. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of Common Stock within 60 days of March 22, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within 60 days of March 22, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our Common Stock, Series C Preferred Stock and Series D Preferred Stock are our only issued and outstanding classes of securities eligible to vote. From January 5, 2010 until April 5, 2010, each share of Series D Preferred Stock is entitled to vote on an as-converted basis with the Common Stock multiplied by one hundred thousand (100,000). Due to contractual restrictions, Series C Preferred Stock are currently not eligible to vote.

(2)	Address of the referenced individual is c/o NeoMedia Technologies, Inc., Two Concourse Parkway, Suite 500, Atlanta, GA, 30328.

(3)
Iain A. McCready is our Chief Executive Officer and Chairman of our Board of Directors.  Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2010.

(4)	Michael W. Zima is our Chief Financial Officer. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2010.

(5)
Christian Steinborn is Chief Executive officer of our subsidiary NeoMedia Europe, AG.  Ownership includes 2,116,326 shares of common stock and 2,996,200 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2010.

(6)
James J. Keil is a member of our Board of Directors.  Ownership includes 2,500,000 shares of common stock and 2,500,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2010.

(7)
George O'Leary is a member of our Board of Directors.  Ownership includes 1,022,028 shares owned by SKS Consulting of South Florida Corp, a company that Mr. O'Leary currently serves as President, and 2,093,652 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2010.

(8)	Ms. Laura Marriott is a member of our Board of Directors. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2010.

(9)
Includes an aggregate of 44,332,398 options to purchase shares of common stock which will have vested within 60 days of March 22, 2010 and 5,638,354 shares owned directly by our named executive officers and directors.

(10)
The address of YA Global Investments, L.P. (“YA Global”) is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302. The information presented herein is based on information provided by YA and based on the records of the Company. Ownership includes 36,331,729 shares of Common Stock; 8,548 shares of Series C Preferred Stock; 94 shares of Series C Preferred Stock owned by an affiliate, Yorkville Advisors GP, LLC; and 25,000 shares of Series D Preferred Stock. Series C Preferred Stock is entitled to vote on an as-converted basis with holders of our Common Stock with respect to the amount of Common Shares receivable upon conversion of such preferred stock. However the holders of our Series C Preferred Stock are subject to contractual limitations in regards to their beneficial ownership, including their ability to exercise their voting rights, to the extent that they can not exceed 9.99% combined beneficial ownership. If such holders were to declare us in default or if they issue a notice waiving the 9.99% limitation, upon 61 days notice, and comply with the SEC’s beneficial ownership reporting requirements for affiliates, they would be able to vote their Series C Preferred Stock on an as-converted basis.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In December 2006, we entered into a 25 month consulting agreement with SKS Consulting of South Florida Corp. (“SKS”), whereby we paid SKS for services rendered by our director Mr. O’Leary and other employees of SKS. Payments under this agreement in the form of cash, shares of our common stock and stock options are described in Item 12 above.

Director Independence

As of the date of filing of this Annual Report, all of our non-executive directors, including Mr. Keil, Mr. O’Leary and Ms. Marriott, are independent directors. Mr. Iain McCready, our Chief Executive Officer and Chairman of the Board of Directors, is not independent.

ITEM 14.  Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed by our independent auditors, Kingery & Crouse, P.A., for the audit of our annual consolidated financial statements for the years ended December 31, 2009 and 2008 and for the review of our quarterly financial statements during 2009 and 2008 were $157,000 and $134,000, respectively. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

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

(b)	Exhibits

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/1996
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/1996
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/1996
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.10	Form of By-laws of DevSys Migration, Inc.		SB-2	3.1	11/25/1996
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.16	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/10
3.17	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/10
3.18	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/10
3.19	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/10
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006
10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007
10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008
10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/09
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/09
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/09
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/09
10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/09
10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/09
10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/09
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/09
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/09
10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/09
10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/09
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/09
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/09
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/09
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/09
10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/09
10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/09
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/10

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/10
10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/10
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/10
10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/10
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/10
10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/10
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/10
10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/10
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/10
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/10
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/10
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/10
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/10
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/10
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/10
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/10
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/10
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/10
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/10

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/10
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22	1/11/10
10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/10
10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/10
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/10
10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/10

14	Code of Professional Ethics		10-K	14.1	4/3/07
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Kingery & Crouse, P.A.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: March 26, 2010

	By:	/s/ Iain A. McCready
Iain A. McCready
Chief Executive Officer

/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2010.

Signatures	Title	Date

/s/ Iain A. McCready	Chief Executive Officer, principal executive officer and Director	March 26, 2010
Iain A. McCready

/s/ Michael W. Zima	Chief Financial Officer, principal financial and accounting officer	March 26, 2010
Michael W. Zima

/s/ James J. Keil	Director	March 26, 2010
James J. Keil

/s/ George G. O’Leary	Director	March 26, 2010
George G. O’Leary

/s/ Laura Marriott	Director	March 26, 2010
Laura Marriott