Form 10-Q
period 2010-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2010-05-17
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The number of outstanding shares of the registrant’s Common Stock on May 10, 2010 was 22,675,678.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290	$198
Trade accounts receivable	269	374
Inventories, net of allowance of $124 and $136	103	124
Prepaid expenses and other current assets	94	294
Total current assets	756	990

Property and equipment, net	103	129
Goodwill	3,418	3,418
Proprietary software, net	1,910	2,076
Patents and other intangible assets, net	1,943	1,996
Cash surrender value of life insurance policies	659	659
Other long-term assets	156	156
Total assets	$8,945	$9,424

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$427	$558
Taxes payable	8	4
Accrued expenses	7,449	7,292
Deferred revenues and customer prepayments	631	791
Note payable	29	69
Note payable - YA Global	-	500
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	5,792	9,912
Derivative financial instruments - Series C and D preferred stock and debentures payable	12,851	50,985
Debentures payable - carried at amortized cost	14,237	12,523
Debentures payable - carried at fair value	21,044	37,678
Total current liabilities	67,709	125,553

Commitments and contingencies (Note 7)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 8,642 and 8,642 shares issued and outstanding, liquidation value of $8,642 and $8,642	8,642	8,642
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 25,000 and 0 shares issued and outstanding, liquidation value of $2,500 and $0	2,500	-

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 22,707,093 and 22,707,093 shares issued and 22,675,678 and 22,675,678 shares outstanding, respectively	22,676	22,676
Additional paid-in capital	130,464	130,406
Accumulated deficit	(222,153)	(276,985)
Accumulated other comprehensive loss	(113)	(89)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(69,905)	(124,771)
Total liabilities and shareholders’ deficit	$8,946	$9,424

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)
	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenues	$355	$490
Cost of revenues	339	527
Gross profit (deficit)	16	(37)

Sales and marketing expenses	319	286
General and administrative expenses	1,095	923
Research and development costs	283	324

Operating loss	(1,681)	(1,570)

Gain (loss) on extinguishment of debt	(5,643)	-
Gain (loss) from change in fair value of hybrid financial instruments	18,372	(23,031)
Gain (loss) from change in fair value of derivative liability - warrants	6,551	(33,281)
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	40,179	(47,654)
Interest expense related to convertible debt	(446)	(1,063)

Net income (loss)	57,332	(106,599)

Dividends on convertible preferred stock	(2,500)	(375)

Net income (loss) attributable to common shareholders	54,832	(106,974)

Comprehensive income (loss):
Net income (loss)	57,332	(106,599)
Other comprehensive income (loss):
Foreign currency translation adjustment	(24)	(57)

Comprehensive income (loss)	$57,308	$(106,656)

Net income (loss) per share, basic and diluted:
Basic	$2.42	$(7.00)
Fully diluted	$(0.04)	$(7.00)

Weighted average number of common shares:
Basic	22,675,678	15,030,827
Fully diluted	112,316,492	15,030,827

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Deficit (Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Shareholders' Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance, December 31, 2009	22,675,678	$22,676	$130,406	$(89)	$(276,985)	2,012	$(779)	$(124,771)

Deemed dividend on Series D Preferred Stock issued to YA Global	-	-	-	-	(2,500)	-	-	(2,500)

Stock-based compensation expense	-	-	58	-	-	-	-	58

Comprehensive income - foreign currency translation adjustment	-	-	-	(24)	-	-	-	(24)

Net income	-	-	-	-	57,332	-	-	57,332
Balance, March 31, 2010	22,675,678	$22,676	$130,464	$(113)	$(222,153)	2,012	$(779)	$(69,905)

The accompanying notes are an integral part of the consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)
	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$57,332	$(106,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	268	261
(Gain) loss on extinguishment of debt	5,643	-
(Gain) loss from change in fair value of hybrid financial instruments	(18,372)	23,031
(Gain) loss from change in fair value of derivative liability - warrants	(6,551)	33,281
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(40,179)	47,654
Interest expense related to convertible debt	446	1,063
Stock-based compensation expense	58	80
Decrease in value of life insurance policies	-	36

Changes in operating assets and liabilities
Trade and other accounts receivable	105	(51)
Inventories	21	24
Prepaid expenses and other assets	200	39
Accounts payable and accrued liabilities	(609)	172
Deferred revenue and other current liabilities	(160)	(111)
Net cash used in operating activities	(1,798)	(1,120)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(5)	(24)
Net cash provided by (used in) investing activities	(5)	(24)

Cash Flows from Financing Activities:
Proceeds from issuance of Series D convertible preferred stock	2,500	-
Costs attributed to issuance of Series D convertible preferred stock	(100)	-
Repayment of note payable - YA Global	(500)	-
Net proceeds from exercise of stock options	-	116
Net cash provided by financing activities	1,900	116

Effect of exchange rate changes on cash	(5)	(1)

Net increase (decrease) in cash and cash equivalents	92	(1,029)

Cash and cash equivalents, beginning of period	198	1,259
Cash and cash equivalents, end of period	$290	$230

Supplemental cash flow information:
Interest paid during the period	$1	$1
Accretion of dividends on Series C Convertible Preferred Stock	$-	$375
Series C Convertible Preferred Stock converted to common stock	$-	$408
Deemed dividend on Series D Convertible Preferred Stock issued	$2,500	$1,776
Derivative liability settled by preferred stock conversion	$-	$1,113

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

With our barcode ecosystem technology, NeoMedia transforms mobile phones with cameras into barcode scanners that provide instant access to mobile web content whenever a barcode is scanned. A barcode makes any medium immediately interactive, and the code links consumers to the multimedia capability of the mobile web. We believe that combining this technology with analytics and reporting capabilities improves the way advertisers market to mobile consumers.

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

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net income (loss) for the three months ended March 31, 2010 and 2009 was $57.3 million and ($106.6) million, respectively and net cash used by operations during the same period was $1.8 million and $1.1 million, respectively.  At March 31, 2010, we have an accumulated deficit of $222.2 million. We also have a working capital deficit of $67.0 million, of which $53.9 million is related to our financing instruments, including $26.8 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $27.1 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately May 27, 2010.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

The accompanying unuadited financial statements have been prepared in accordance with US GAAP for interim financial information and Rule 8.03 of Regulations SX. They do not include all of the information and footnotes required  by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For futher information, refer to the financial statements of the Company as of December 31, 2009 and 2008 and for the years then ended, including notes thereto included in the Company’s Form 10-K.

Basis of Presentation – The consolidated financial statements include the accounts of NeoMedia Technologies, Inc. and our wholly-owned subsidiaries.  We operate as one reportable segment.  All significant intercompany accounts and transactions have been eliminated.

Reverse Stock Split – On March 30, 2010, at a special meeting of shareholders, the following actions were approved, to amend our certificate of incorporation as follows: 1) a 1 share for 100 shares reverse stock split, 2) our authorized shares of common stock were fixed at 5,000,000,000 shares, and; 3) the par value of our common stock was changed from $0.01 to $0.001. All of the share and per share information related to our common stock presented herein have been retroactively re-stated to give effect to these actions as required by FASB ASC 260, Earnings per Share and SAB Topic 4. C, Changes in Capital Structure.

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

Basic and Diluted Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2009, we reported a net loss per share, and as such, basic and diluted loss per share were equivalent. We excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities were anti-dilutive.  During the three months ended March 31, 2010, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation.  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for this period:

Three Months Ended
March 31, 2010
(in thousands, except share and per share data)
Numerator:
Net income	$57,332
Accretion of Series D preferred stock to redemption value	(2,500)
Numerator for basic earnings per share-income available to common stockholders	54,832

Effect of dilutive securities:
Adjustment for change in fair value of embedded conversion feature	(40,179)
Adjustment for change in fair value of warrants	(6,551)
Adjustment for loss on extinguishment	5,643
Adjustment for debentures recorded at fair value	(18,372)
Adjustment for interest expense	446
(59,013)

Numerator for diluted earnings per share-income available for common stockholders after assumed conversion of debentures, preferred stock and exercise of warrants	$(4,181)

Denominator:
Weighted average shares used to compute basic EPS	22,675,678
Effect of dilutive securities:
Convertible debentures	65,227,939
Convertible preferred stock	24,412,875
Dilutive potential common shares	89,640,814

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversion of debentures, preferred stock and exercise of warrants	112,316,492

Basic earnings per share	$2.42

Diluted earnings per share	$(0.04)

The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options, warrants, convertible debt and convertible preferred securities are anti-dilutive and therefore have been excluded from dilutive earnings per share:

	As of March 31,
	2010	2009

Stock options	927,909	1,031,369
Warrants	12,291,958	10,103,708
Convertible debt	-	21,709,960
Convertible preferred stock	-	11,737,010
	13,219,867	44,582,047

All share and per share amounts in the tables above have been retroactively restated to reflect the effect of the reverse stock split discussed in Note 3.

Inventories – Inventories are stated at the lower of cost or market and are comprised of barcode-reading equipment at our NeoMedia Europe location.  Cost is determined using the first-in, first-out method.

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement	Issued	Title

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2010-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities - Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

ASU No. 2010-12	April 2010	Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts

ASU No. 2010-13	April 2010
Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-14	April 2010	Accounting for Extractive Activities—Oil & Gas—Amendments to Paragraph 932-10-S99-1 (SEC Update)

ASU No. 2010-15	April 2010
Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-19	May 2010	Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

Note 3 – Capital Stock

Common Stock – On March 30, 2010, we held a special meeting of our stockholders, at which our stockholders approved amendments to our certificate of incorporation as follows:

•	To effect a 1 share for 100 shares reverse stock split of our outstanding common stock; and

•	To fix the amount of authorized shares of common stock at 5,000,000,000 shares; and

•	To effect a change in our common stock par value from $0.01 to $0.001.

In accordance with FASB ASC 260, Earnings per Share, and SAB Topic 4.C, Changes in Capital Structure, all of the share and per share information related to our common stock included in these financial statements has been retroactively re-stated to reflect the above changes.

We filed an amendment to our certificate of incorporation on April 1, 2010 to reflect the above amendments. On April 19, 2010, we filed for, and were assigned a new CUSIP number 640505-301 in connection with the issuance of new common stock securities pursuant to the reverse stock split. On April 21, 2010 we filed a request for regulatory approval from the Financial Industry Regulatory Authority (“FINRA”). On May 7, 2010, final regulatory approval was granted and became effective on May 10, 2010.

Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have a cumulative voting right, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose. Upon our liquidation, dissolution, or winding up, the holders are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights, nor rights to convert their common stock into any other securities. Except as otherwise required by Delaware law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy.  Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans. Treasury stock is recorded at cost.

Series D Convertible Preferred Stock – On April 5, 2010 the initial voting privileges of our Series D Convertible Preferred stock expired. Effective April 6, 2010 these shares may vote, along with our common shares, on an as-converted basis only upon 65 days notice, of a waiver by YA Global, of their 9.99% ownership limitation.

Note 4 – Financing

As of March 31, 2010, our financing transactions with YA Global, an accredited investor, included shares of our Series C Convertible Preferred Stock issued in February 2006, Series D Convertible Redeemable Preferred Stock issued in January 2010, a series of fifteen secured convertible debentures issued between August 2006 and August 2009 and various warrants to purchase shares of our common stock.

On January 5, 2010, we entered into an investment agreement with YA Global which included i) the issuance to YA Global of 25,000 shares of our $100 Series D Convertible Redeemable Preferred Stock ii) the modification of the conversion terms of all of our outstanding secured convertible debentures and extension of their maturity dates to July 29, 2012 iii) issuance of additional warrants to acquire 225,000 shares of our common stock and, iv) modification of the terms of three outstanding warrants to acquire a total of 350,000 shares of our common stock. The gross amount of this transaction was $2.5 million and we received net proceeds of $1.9 million after fees of $100,000 and the redemption of a $500,000 promissory note issued to YA Global on December 23, 2009.

In addition, the January 5, 2010 investment agreement required us to seek shareholder approval to enact the following changes relating to our common stock - a 1 share for 100 shares reverse stock split, the fixing of our authorized shares at 5,000,000,000, and the reduction in the par value from $0.01 to $0.001. On March 30, 2010, we held a Special Meeting of our shareholders, at which the shareholders approved amendments to the Company’s certificate of incorporation to reflect these changes (See Note 3).

Series D Convertible Redeemable Preferred Stock - The Series D Convertible Redeemable Preferred Stock issued on January 5, 2010 has a stated value of $100 per share and provides for an 8% cumulative dividend, subject to Board declaration and, for 90 days after issuance, entitled the investor to vote on an as-converted basis with the holders of the Company’s common stock, resulting in 100,000 votes for each share of the Series D Preferred. Each share of Series D Preferred is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $2.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days preceding the date of conversion, provided that no conversion will be at a price less than the par value of the common stock. The conversion price is subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the conversion price, the Series D Preferred conversion price adjusts to that lower amount. The Series D Preferred conversion price is also subject to standard anti-dilution adjustments for stock splits and similar equity reorganizations. The Series D Preferred has a liquidation preference equal to $100 per share plus all declared and unpaid dividends and is redeemable by us, at our option, at an amount of $100 per share plus a redemption premium of 10%. The instrument is also redeemable at the holder’s option upon certain events of default, which include events and factors that are not related to interest or credit risk.

The Series D Preferred is a hybrid financial instrument that embodies the risks and rewards typically associated with both equity and debt instruments. Accordingly, we are required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. We determined that the Preferred Stock is generally more akin to a debt-type contract, principally due to its variable conversion price and redemption features. This determination is subjective. However, in complying with the guidance provided in FASB ASC 815, Derivatives and Hedging, we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contract, that the Series D Preferred was more akin to a debt instrument for purposes of considering the clear and close relationship of the embedded conversion feature to the host contract. FASB ASC 815 requires bifurcation when the embedded feature and the host contracts have risks that are not clearly and closely related. Certain exemptions to this rule, such as that provided for instruments convertible into a fixed number of shares or instruments that are indexed only to the issuer’s own stock were not available to us because the Preferred Stock conversion price is subject to down-round, anti-dilution protection. Accordingly, the conversion feature, along with certain other features that have equity-related risks, required bifurcation and liability classification as a compound embedded derivative financial instrument. Derivative financial instruments are measured at fair value both at inception and on an ongoing basis.

As discussed in further detail below, the initial allocation of the basis in the Series D Preferred Financing transaction resulted in no basis ascribed to the redeemable preferred stock. According to FASB ASC 480-10, Distinguishing Liabilities from Equity, if the security is not currently redeemable and it is not probable that the security will be become redeemable, accretion to face value is not necessary.  The Series D Preferred is convertible upon inception and there was no persuasive evidence that the Preferred Stock would not be redeemed.  Based on this information, redemption could not be considered “not probable” of occurring and accretion was necessary. Redeemable preferred stock may be accreted to its redemption value through periodic charges to retained earnings or over the period from the date of issuance to the earliest redemption date. Because there was no term of redemption embodied in the contract, the issuance date was considered the earliest possible redemption date. As a result, a day-one deemed dividend of $2,500,000 was recorded to accrete the Series D Preferred to its redemption value.

In conjunction with the Series D Preferred Stock, we also issued warrants to acquire 225,000 shares of our common stock.   We evaluated the warrants for purposes of classification under FASB ASC 815 and determined the warrants require liability classification because they embody down-round anti-dilution protection that precludes the instrument from being considered indexed only to the Company’s own stock.

Our accounting required the allocation of the proceeds to the individual financial instruments comprising the Series D Preferred Stock financing.  Current accounting concepts generally provide that proceeds are allocated first to the instruments that are required to be recorded at fair value; that is, the compound embedded derivative and the warrants, and the remainder to the host instrument. The fair value of the embedded conversion feature and the warrants exceeded the proceeds, which resulted in a day-one derivative loss.

The allocation of the basis arising from the issuance of Series D Preferred Stock and warrants is summarized in the table below:

	Proceeds	Deemed	Total
	Allocation	Dividend	Allocation
	(in thousands)

Gross proceeds	$2,500		$2,500
Financing costs paid to investor	(100)		(100)
	$2,400		$2,400

Derivative liabilities:
Investor warrants	$(2,431)		$(2,431)
Compound derivative	(4,551)		(4,551)
Total derivative liabilities	(6,982)		(6,982)

Redeemable preferred stock:
Series D Preferred Stock	-	-	-
Deemed dividend	-	$(2,500)	(2,500)
Total redeemable preferred stock	-	(2,500)	(2,500)

Accumulated deficit (deemed dividend)	-	2,500	2,500

Day-one derivative loss	4,582		4,582
	$(2,400)	$-	$(2,400)

Series C Convertible Preferred Stock - On February 17, 2006, we issued 22,000 shares of $1,000 Series C 8% Convertible Preferred Stock, with a face value of $22 million, to YA Global. The Series C Preferred Stock was originally convertible into shares of common stock at the lower of $2.00 per share and 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. On January 5, 2010, we entered into an amendment to the Series C Convertible Preferred Stock, which modified the conversion provisions to increase the look-back period in the variable conversion rate calculation to 125 days.

As of March 31, 2010, 13,358 shares of the original 22,000 shares of Series C Preferred have been converted into 1,240,037 of our common shares, leaving 8,642 shares of Series C Preferred with a face value of $8.6 million outstanding.

Secured Convertible Debentures - The underlying agreements for each of the fifteen debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at any time, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership as of January 5, 2010, unless the holder waives their right to such limitation. All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008.

As discussed above, on January 5, 2010, the terms of all of the debentures were modified to extend the stated maturity date to July 29, 2012.  The January 5, 2010 amendments also increased the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days and increased the fixed portion of the conversion price for certain of the debentures from $1.00 to $2.00.

The table below summarizes the significant terms of each of the debentures as of March 31, 2010:

					Conversion Price – Lower of Fixed Price or Percentage of
				Default	VWAP for Preceding Period
	Face		Interest	Interest	Fixed		Default	Preceding
Debenture Issue Date	Amount	Maturity	Rate	Rate	Price	%	%	Period

August 24, 2006	$5,000,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
December 29, 2006	$2,500,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
March 27, 2007	$7,458,651	7/29/2012	13%	n/a	$2.00	90%	n/a	125 Days
August 24, 2007	$1,775,000	7/29/2012	14%	n/a	$2.00	80%	n/a	125 Days
April 11, 2008	$390,000	7/29/2012	15%	24%	$1.50	80%	75%	125 Days
May 16, 2008	$500,000	7/29/2012	15%	24%	$1.50	80%	50%	125 Days
May 29, 2008	$790,000	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 10, 2008	$137,750	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 29, 2008	$2,325,000	7/29/2012	14%	24%	$2.00	95%	50%	125 Days
October 28, 2008	$2,325,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 1, 2009	$294,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
June 5, 2009	$715,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
July 15, 2009	$535,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
August 14, 2009	$475,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days

All debentures with YA Global contain provisions for acceleration of principal and interest upon default. Certain debentures also contain default interest rates and conversion prices, as reflected in the table above.

In our evaluation of these financing transactions, we concluded that the conversion features were not afforded the exemption as conventional convertible instruments due to the variable conversion rate; and they did not otherwise meet the conditions set forth in current accounting standards for equity classification. Because equity classification was not available for the conversion features, we elected to bifurcate the compound derivatives, and carry them as derivative liabilities, at fair value. Each compound derivative consists of (i) the embedded conversion feature, (ii) down-round anti-dilution protection features, and (iii) default, non-delivery and buy-in puts which were combined into one compound instrument that is carried as a component of derivative liabilities.

Fair Value Considerations - In accordance with FASB ASC 815, Derivatives and Hedging, we determined that the conversion features of the Series C and Series D Convertible Preferred Stock, and the August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009 and August 2009 Debentures met the criteria of embedded derivatives and that the conversion features of these instruments required bifurcation and accounting as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income each period. As permitted by FASB ASC 815-15-25, Recognition of Embedded Derivatives, we elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly, these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the Debentures charged or credited to income each period.

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

Embedded Derivative Instruments – Series C and Series D Preferred Stock and August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009 and August 2009 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FASB ASC 815, the compound embedded derivative instruments are valued using the Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price in the agreement, the conversion price adjusts to that lower amount.

As discussed above, on January 5, 2010, we entered into amendments to the convertible debentures, which extended the maturity dates to July 29, 2012, and modified the terms of the conversion prices.  The modification changed the remaining term for the debentures from 0.52 - 0.58 years to 2.56 years.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of March 31, 2010 included exercise estimates/behaviors and the following other significant estimates:

		Remaining		Equivalent	Equivalent
	Conversion	Term	Equivalent	Interest-Risk	Credit-Risk
	Prices	(years)	Volatility	Adjusted Rate	Adjusted Rate

Series C Convertible Preferred Stock	$0.44	2.36	222%	7.43%	8.47%
Series D Convertible Preferred Stock	$0.44	2.36	222%	7.43%	8.47%

August 24, 2006	$0.41	2.36	222%	9.28%	8.47%
December 29, 2006	$0.41	2.36	222%	9.28%	8.47%
July 10, 2008	$0.36	2.36	222%	14.00%	8.47%
July 29, 2008	$0.43	2.36	222%	14.00%	8.47%
October 28, 2008	$0.43	2.36	222%	14.00%	8.47%
April 6, 2009	$0.43	2.36	222%	14.00%	8.47%
May 1, 2009	$0.43	2.36	222%	14.00%	8.47%
June 5, 2009	$0.43	2.36	222%	14.00%	8.47%
July 15, 2009	$0.43	2.36	222%	14.00%	8.47%
August 14, 2009	$0.43	2.36	222%	14.00%	8.47%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On March 31, 2010, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25).

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

Subsequent to the January 5, 2010 amendment, the shares indexed to the debentures were calculated using the variable conversion price based on the 125 day look-back period and the present value of the coupon from inception of the debentures to the revised maturity date of July 29, 2012.

Current Period Valuations - For the Series C Preferred Stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. For these instruments and the Series D Convertible Preferred Stock and the July 2008, October 2008, April 2009, May 2009, June 2009, July 2009 and August 2009 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked-to-market each reporting period.

The March 2007, August 2007, April 2008 and May 2008 debentures were each initially recorded at their full fair value pursuant to FASB ASC 815-15-25. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

On January 5, 2010, the terms of all of the debentures were modified to extend the stated maturity date to July 29, 2012 and increase the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days which increased our future anticipated cash flows related to those instruments.  Because that increase exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as an extinguishment. Accordingly, the original convertible debentures were considered extinguished and the revised convertible debentures were recorded at their fair value, resulting in an extinguishment loss of approximately ($5.6) million.

For instruments which were recorded under FASB ASC 815-15, the instruments were first adjusted to fair value as of January 5, 2010 using the conversion rate and maturity date prior to the amendment. The fair value of the instrument was then calculated using the modified conversion rate and maturity date to determine the fair value of the instrument subsequent to the amendment. The difference in the fair value before and after the amendment was recorded as an extinguishment loss.

For instruments recorded under FASB ASC 815-10, the embedded conversion feature was first adjusted to fair value as of the date of the amendment using the conversion rate and maturity date prior to the amendment. The carrying value of the host instrument and the embedded conversion feature, less any deferred financing costs, was then compared with the fair value of the hybrid instrument subsequent to the amendment and the difference was recorded as an extinguishment loss.

For our Series C and Series D Convertible Preferred Stock and convertible debentures, the following table reflects the face value of the instruments and, as appropriate, either their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative or, for those debentures recorded in their entirety at fair value, their fair value, as well as for each of the instruments and the number of common shares (in thousands) into which the instruments are convertible as of March 31, 2010 and December 31, 2009.

			Embedded		Common
	Face	Carrying	Conversion	Fair	Stock
March 31, 2010	Value	Value	Feature	Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,642	$8,642	$1,768	$-	19,640
Series D Convertible Preferred Stock	$2,500	$2,500	511	-	5,682

August 24, 2006	$5,000	$5,000	3,645	-	12,195
December 29, 2006	2,500	2,500	1,823	-	9,352
March 27, 2007	7,459	-	-	13,879	18,192
August 24, 2007	1,775	-	-	3,616	4,930
April 11, 2008	390	-	-	829	1,083
May 16 ,2008	500	-	-	1,055	1,389
May 29, 2008	790	-	-	1,665	2,194
July 10, 2008	137	137	143	-	383
July 29, 2008	2,325	2,325	1,672	-	5,407
October 23, 2008	2,325	2,325	1,606	-	5,407
May 1, 2009	294	294	189	-	684
June 5, 2009	715	646	519	-	1,663
July 15, 2009	535	535	685	-	1,244
August 14, 2009	475	475	290	-	1,105
Total	$25,220	$14,237	$12,851	$21,044	90,550

			Embedded		Common
	Face	Carrying	Conversion		Stock
December 31, 2009	Value	Value	Feature	Fair Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,642	$8,642	$16,397	$-	22,158

August 24, 2006	$5,000	$5,000	14,131	-	13,889
December 29, 2006	2,500	2,500	6,926	-	9,260
March 27, 2007	7,459	-	-	25,046	20,718
August 24, 2007	1,775	-	-	6,573	5,547
April 11, 2008	390	-	-	1,412	1,219
May 16 ,2008	500	-	-	1,803	1,563
May 29, 2008	790	-	-	2,844	2,469
July 10, 2008	137	127	337	-	430
July 29, 2008	2,325	2,109	4,618	-	6,118
October 28, 2008	2,325	2,130	4,594	-	6,118
May 1, 2009	294	120	580	-	774
June 5, 2009	715	71	1,410	-	1,882
July 15, 2009	535	253	1,056	-	1,408
August 14, 2009	475	213	936	-	1,250
Total	$25,220	$12,523	$50,985	$37,678	94,803

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D Preferred Stock was convertible as of March 31, 2010 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of March 31, 2010 was calculated as the face value of each instrument divided by the variable conversion price using a 125 day look-back period.

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

Changes in the fair value of convertible instruments that are carried in their entirety at fair value (the March 2007, August 2007, April 2008 and May 2008 debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

March 27, 2007	$12,088	$(16,025)
August 24, 2007	3,212	(3,641)
April 11, 2008	713	(795)
May 16, 2008	915	(997)
May 29, 2008	1,444	(1,573)
Gain (loss) from changes in fair value of hybrid instruments	$18,372	$(23,031)

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statement of operations. The changes in fair value of these derivative financial instruments were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Series C Convertible Preferred Stock	$14,628	$(27,240)
Series D Convertible Preferred Stock	4,041	-

August 24, 2006	10,962	(12,075)
December 29, 2006	5,342	(6,165)
July 10, 2008	267	(256)
July 29, 2008	3,497	(914)
October 28, 2008	3,300	(1,004)
May 1, 2009	470	-
June 5, 2009	996	-
July 15, 2009	505	-
August 14, 2009	753	-
	44,761	(47,654)
Less: Day-one loss from Series D Convertible Preferred financing
	(4,582)	-
Gain (loss) from change in fair value of derivative liability	$40,179	$(47,654)

Warrants - YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C and Series D Preferred Stock. The warrants are exercisable at the lower of a fixed exercise price or a specified percentage of the current market price. From time to time, the fixed exercise prices of the warrants held by YA Global have been reduced as an inducement for YA Global to enter into subsequent financing arrangements. In addition to the warrants issued to YA Global, certain other warrants have been issued to consultants and other service providers.

The warrants issued to YA Global and others do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The January 5, 2010 investment agreement with YA Global amended the exercise price of warrants indexed to 350,000 shares of common stock, which were issued in July 2008. Due to down-round anti-dilution provisions, the exercise price of the warrants prior to the amendment was based on the lowest conversion price of convertible debentures issued subsequent to July 2008; however, the amendment fixed the exercise price at $1.00, subject to subsequent adjustment for anti-dilution. The amendment reduced the exercise price of the July 2008 warrants resulting in an approximate decrease in fair value of $3,500.

In connection with the January 5, 2010 investment agreement, we also issued to YA Global warrants to purchase 225,000 shares of our common stock at an exercise price of $1.00, expiring after seven years. These warrants were accounted for as a derivative liability and their fair value at inception was approximately $2.4 million.

The following table summarizes the warrants outstanding (in thousands) and their fair value:

	March 31,	December 31,		March 31,		December 31,
	2010	2009		2010		2009

	Exercise	Exercise	Expiration		Fair		Fair
	Price	Price	Date	Warrants	Value	Warrants	Value

Series C Convertible Preferred Stock	$0.36	$0.39	2/17/2011	750	$238	750	$712
Series D Convertible Preferred Stock	$1.00	—	1/5/2017	2,250	1,148	—	—

August 24, 2006	$0.36	$0.39	8/24/2011	1,750	770	1,750	1,697
December 29, 2006	$0.36	$0.39	12/29/2011	420	193	420	412
March 27, 2007	$0.36	$0.39	3/27/2012	1,250	588	1,250	1,238
August 24, 2007	$0.36	$0.39	8/24/2012	750	353	750	750
May 16, 2008	$0.36	$0.39	5/16/2015	75	37	75	77
May 29, 2008	$0.36	$0.39	5/29/2015	500	250	500	515
July 29, 2008	$0.43	$0.47	7/29/2015	1,000	500	1,000	1,000
July 29, 2008	$1.00	$0.47	7/29/2015	3,500	1,715	3,500	3,500
Other warrants	$1.10- $3.50	$1.10- $3.50	Various	47	—	67	11
			Total	12,292	$5,792	10,062	$9,912

The warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of March 31, 2010 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 145% to 217%, and risk-free rates of return of 0.16% to 3.28%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Series C Convertible Preferred Stock	$474	$(2,415)
Series D Convertible Preferred Stock	1,283	-

August 24, 2006	928	(5,670)
December 29, 2006	218	(1,369)
March 27, 2007	650	(4,063)
August 24, 2007	398	(2,445)
May 16, 2008	40	(257)
May 28, 2008	265	(1,705)
July 29, 2008	2,285	(15,224)
Other warrants	10	(133)
Total	$6,551	$(33,281)

Fair Value Considerations – As required by FASB ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments that are measured at fair value on a recurring basis under FASB ASC 815-15-25 or FASB ASC 815 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three months ended March 31, 2010:

	Compound
	Embedded	Warrant
	Derivative	Derivative	Total

Beginning balance, December 31, 2009:	$50,985	$9,912	$60,897

Issuances:
January 5, 2010	4,551	2,431	6,982

Extinguished:	2,076	-	2,076

Fair value adjustments:
Compound embedded derivatives	(44,761)	-	(44,761)
Warrant derivatives	-	(6,551)	(6,551)

Ending balance, March 31, 2010	$12,851	$5,792	$18,643

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the trading market price of our common stock, which has a high estimated historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Note 5 – Stock-Based Compensation

There were no stock options issued to employees and directors during the three months ended March 31, 2010. A total of 150,000 stock options were issued to employees during the three months ended March 31, 2009.  The grant date fair values of the options issued during the three months ended March 31, 2009 was $93,000, which amount is being recognized over the vesting period of the options. For the three months ended March 31, 2010 and 2009, total stock-based compensation expense recorded in the statement of operations was $58,000 and $80,000 respectively.

On January 14, 2010, we entered into a first amendment to employment agreement with Iain A. McCready our Chairman and Chief Executive Officer. Pursuant to the terms of the amendment, we agreed to issue to Mr. McCready an option to acquire 180,000 shares of the Common Stock.  The exercise price of the option will be determined on the date of the grant.

Assumptions used to value the stock options granted during the three months ended March 31, 2009 included an expected term of 5.62 years, volatility ranging from 138%-282% and a risk free rate of 0.5%.

A summary of the transactions during the year ended December 31, 2009 and the three months ended March 31, 2010 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercice	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at January 1, 2009	997	$2.00
Granted	283	$1.00
Excercised	(116)	$1.00
Forfeited	(218)	$6.00
Outstanding at December 31, 2009	946	$2.00	$34	8.1
Exercisable at December 31, 2009	697	$3.00	$25	7.8

Outstanding at December 31, 2009	946	$2.00
Granted	-	$0.00
Excercised	-	$0.00
Forfeited	(18)	$1.00
Outstanding at March 31, 2010	928	$2.00	$-	7.8
Exercisable at March 31, 2010	754	$3.00	$-	7.6

A summary of the status of our non-vested options as of March 31, 2010 and changes during the three months then ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2009	249	$1.00
Granted	-	$0.00
Vested	(57)	$1.00
Forfeited	(18)	$0.00
Nonvested at March 31, 2010	174	$1.00

The following table summarizes information about our stock options outstanding at March 31, 2010:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$1.00 to $5.00	851	8.1	$2.00	677	$2.00
$6.00 to $10.00	52	5.2	$8.00	52	$8.00
$10.00 to $15.00	21	5.3	$13.00	21	$13.00
$15.00 to $20.00	4	5.9	$18.00	4	$18.00
	928	7.8	$2.00	754	$3.00

There were no stock options exercised during the three months ended March 31, 2010. During the three months ended March 31, 2009 options to purchase 116,000 shares of our common stock were exercised. The exercise price of these options was $1.00 per share, providing us with proceeds of $116,000.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)

Accruals for disputed services	$2,318	$2,412
Accrued operating expenses	1,519	1,608
Accrued payroll related expenses	76	158
Accrued interest	3,536	3,114
Total	$7,449	$7,292

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

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008, we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint an investment by us and YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. The Company plans to vigorously defend this lawsuit.

Rothschild Trust Holdings, LLC – On September 19, 2008, we received a complaint filed in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009, we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which required us to provide documentation for review by Rothschild Trust Holding, LLC.   The non-binding mediation and interim agreement did not settle the matter. On January 4, 2010, we filed a motion for summary judgment seeking to terminate the litigation, but this motion was denied in a hearing held on April 28, 2010. We believe the complaint is without merit and we intend to vigorously defend against it.

The Hudson Consulting Group, LLC. – On June 30, 2009, we received from the Superior Court of Fulton County, Georgia, a Notice of Filing of Foreign Judgment in favor of The Hudson Consulting Group, LLC, related to the judgment granted against us by the Superior Court, Judicial District of Middlesex, in the State of Connecticut, granted on August 22, 2008.  In this judgment, Hudson sought to collect disputed fees related to their recruiting services. The Notice of Filing seeks to collect on the judgment of approximately $61,000, which was granted in Connecticut. We are seeking to settle this matter.

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a purported shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against Y.A. Global and NeoMedia claiming trading activities that violated section 15 U.S.C. § 78p(b).  Plaintiffs seek an unspecified amount of damages plus attorney’s fees, interest and court costs.  NeoMedia has not yet filed a response to the complaint.  At this time, we are unable to predict with any certainty the outcome of this litigation including the merits or value of the complaint.

Note 8 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net revenues and net income/(loss) for the three months ended March 31, 2010 and 2009, and the identifiable assets as of March 31, 2010 and December 31, 2009 by geographic area were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenue:
United States	$167	$67
Germany	188	423
	$355	$490

Net Income (loss):
United States	$57,669	$(106,276)
Germany	(337)	(323)
	$57,332	$(106,599)

	March 31,	December 31,
	2010	2009
Identifiable Assets:
United States	$8,407	$8,738
Germany	538	686
	$8,945	$9,424

Note 9 – Transactions With Related Parties

On April 12, 2010 we entered into a consulting agreement with Laura A. Marriott, a member of our Board of Directors. Under the terms of the agreement Ms. Marriott will serve as our interim Chief Marketing Officer and provide services on a per-diem basis plus expenses.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also refereed to herein as “us”, “we” and “our”) provides the infrastructure to make mobile barcode scanning and its associated commerce easy, universal, and reliable – worldwide. Our barcode ecosystem products, including NeoReader, our mobile barcode reading software, read and transmit data from 2D barcodes to its intended destination. Our Code Management (NeoSphere) and Code Clearinghouse (NeoRouter) platforms create, connect, record, and transmit the transactions embedded in the barcodes, like web-URLs, text messages (SMS), and telephone calls, ubiquitously and reliably.

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

During 2009 and early 2010, we have taken steps to build on the developing barcode ecosystem based on the strengths of our patent portfolio. To accomplish this, we have entered into several licensing programs and resolved a significant outstanding legal matter.

On July 28, 2009, we entered into a non-exclusive patent licensing agreement with Mobile Tag, Inc. for machine readable mobile codes under our patent portfolio. Under the terms of that agreement, we will receive a percentage of revenue generated by Mobile Tag through the use and licensing of our patent portfolio.

On October 2, 2009, we entered into a four year agreement with Neustar, Inc. in which we granted to Neustar a non-exclusive license to a portion of our patent portfolio primarily for the purpose of establishing and providing registry and clearinghouse services within a defined field of use and geographic territory. The terms of the license also granted to Neustar an exclusive right to grant royalty bearing sub-licenses for the use of the same portion of our patent portfolio within the defined field of use and geographic territory, to resolution authorities for a period of not less than one year, and up to a maximum of four years depending on the achievement of certain milestones as set forth in the license agreement. In addition, Neustar will perform certain reservations, administration, billing and collection and other additional services for our benefit as well as for the benefit of Neustar and the sub-licensees. On January 22, 2010 we amended this agreement to further expand our opportunities by including several of our Mexican patents and expanding the geographical territory covered by this agreement to include Mexico.

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

During 2010, we have entered into three platform reseller agreements with resellers of our services. These resellers are typically advertising agencies representing brands in the United States and Europe. Through these agreements we will provide barcode ecosystem advertising campaign management and support services to the resellers’ customers. Revenue derived from these services will be shared between us and the resellers. These agreements are expected to begin generating revenue during the second half of 2010.

Comparison of the Three Months Ended March 31, 2010 and 2009

Results of Operations

Beginning in 2009 and continuing into 2010, we continued to focus on the development of our barcode ecosystem technology. During the three months ended March 2010 and 2009, respectively, operating losses were $1.7 million compared to $1.6 million. However our net income was $57.3 million for the three months ended March 2010 compared to a loss of $106.6 million during the three months ended March 2009. The loss incurred in the three months ended March 2009 was the result of non-cash losses from the change in fair value of our hybrid financial instruments, warrants and debentures, totaling $104.0 million. We incurred these non-cash losses principally as a result of increases in the market value of our common stock during 2009. During the three months ended March 2010, we reported non-cash gains on our hybrid financial instruments, warrants and debentures, totaling $65.1 million. These non-cash gains were principally the result of declines in the market value of our common stock during 2010.

The following table sets forth certain data derived from our consolidated statements of operations:

	Three months ended March 31,		Increase (decrease)
	2010	2009	$	%
	(in thousands)

Hardware	$135	$397	$(262)	-66%
Lavasphere	46	21	25	117%
Barcode ecosystem	6	-	6	0%
Patent licensing	165	10	155	1549%
Legacy products	2	57	(55)	-96%
Other	1	5	(4)	-81%
Total revenues	$355	$490	$(135)	-28%

Revenues. Revenues for the three months ended March 2010 and 2009, respectively, were $355,000 and $490,000, a decrease of $135,000, or 28%. Our revenues and product mix have changed as a result of changes in our operations and business strategy. For the three months ended March 2010 and 2009, respectively, our hardware product sales were $135,000 and $397,000, a decrease of 66%. During 2009, we introduced our newest barcode scanners and sold quantities of our older models. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period. For the three months ended March 2010 and 2009, respectively, our Lavasphere product sales were $46,000 and $21,000, an increase of $25,000, or 119%, as a result of modest increased demand for these products and services. For the three months ended March 2010, our Barcode ecosystem revenue was $6,000, as a result of increased marketing campaigns by advertising agencies who represent brands in the United States and Europe. Revenues related to platform licensing and patent licensing agreements for the three months ended March 2010 and 2009, respectively, were $165,000 and $10,000. In succeeding quarters, we expect these revenues to increase as we shift the focus of our efforts toward the barcode ecosystem. We believe this focus will deliver the most value in the future.

Cost of Revenues. Cost of revenues for the three months ended March 2010 and 2009, respectively, were $339,000 and $527,000, a decrease of $188,000, or 36%. Cost of revenues for NeoMedia Europe, related to our hardware products for the same period were $94,000 and $289,000. Amortization costs related to our patents and the proprietary software of NeoMedia Europe for the three months ended March 2010 and 2009, respectively, were $233,000 and $238,000.

Sales and Marketing.  Sales and marketing expenses were $319,000 and $286,000 for the period ended March 2010 and 2009, respectively, an increase of $33,000 or 12%. The increase in sales and marketing expense resulted from additional efforts in late 2009 and early 2010 to promote our business strategy and core technology.

General and Administrative.  General and administrative expenses were $1.09 million and $923,000 for the period ended March 2010 and 2009, respectively an increase of $172,000 or 19%. Expenses increased as a result of increased professional services fees related to legal and accounting.

Research and Development.  Expenses for research and development were $283,000 and $324,000 for the period ended March 2010 and 2009, respectively, a decrease of $41,000 or 13%. Research and development decreased as we completed the development of our upgraded hardware products and our barcode ecosystem products.

Loss from Operations.  For the period ended March 2010 and 2009, respectively, our loss from operations was increased slightly to $1.7 million, from $1.6 million. This increased loss of $111,000 was primarily the result of minimal increases in our sales and marketing expenses of $33,000, increased general and administrative expenses of $172,000, research and development expense reductions of $41,000, and an increase in our gross profit margin of $53,000.

Loss on Extinguishment of Debt.  On January 5, 2010, we modified the terms of our debentures with YA Global which extended the stated maturity dates to July 29, 2012, and increased to 125 days the look-back period used to calculate the variable conversion price per share for all debentures.  This modification increased our future anticipated cash flows related to those instruments.  Because the increase exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as extinguishment of debt and we recognized a loss in the first quarter of 2010 of approximately $5.6 million.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments.  We carry certain of our convertible debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the period ended March 2010, liability related to these hybrid instruments decreased resulting in a gain of $18.4 million. For the period ended March 2009, liability related to these hybrid instruments increased resulting in a loss of $23.0 million. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our stock could cause the fair value of our hybrid financial instruments to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants.  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. For the period ended March 2010, the liability related to warrants decreased resulting in a gain of $6.6 million. For the period ended March 2009, the liability related to warrants increased resulting in a loss of $33.3 million. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further increases in the market price of our common stock could cause the fair value of our warrants to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D convertible preferred stock, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. For the period ended March 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures decreased resulting in a gain of $40.2 million. For the period ended March 2009, the liability related to the derivative instruments embedded in the Series C preferred stock and these debentures increased resulting in a loss of $47.7 million. These fair value changes were primarily the result fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our common stock could cause the fair value of our derivative financial instruments to increase significantly in future periods.

Interest Expense Related to Convertible Debt. Interest expense related to convertible debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $446,000 and $1.1 million for the period ended March 2010 and 2009, respectively.

Net Income (Loss).  As a result of the above, during the periods ended March 2010 and 2009, respectively, we experienced net income of $57.3 million, and a loss of $106.6 million, resulting in an overall increase of $163.9 million. This positive change primarily resulted from gains associated with our derivative instruments of $169.1 million, offset by a loss on extinguishment of debt of $5.6 million, and a slight increase in our loss from operations of $111,000.

Liquidity and Capital Resources

As of March 31, 2010, we had $290,000 in cash and cash equivalents, an increase of $92,000, or 46%, compared with a total of $198,000 on December 31, 2009.

Cash used in operating activities increased to $1.8 million for the three months ended March 31, 2010 compared with $1.1 million for the period ended March 31, 2009, representing increased operational expenses in connection with the development of our barcode ecosystem.

Cash used in investing activities was $5,000 and $24,000 for the three months ended March 31, 2010 and 2009, representing the purchase of equipment.

Cash provided by financing activities during the three months ended March 31, 2010 was $1,900,000, reflecting the gross proceeds of $2,500,000 of our Series D Preferred Stock, offset by fees paid of $100,000 and the repayment of a $500,000 promissory note due to YA Global. Cash provided by financing activities was $116,000 for the three months ended March 31, 2009 which resulted from the proceeds received upon exercise of stock options by two former employees.

On April 1, 2010, we issued a promissory note to YA Global for a principal amount of $500,000, less structuring fees of $10,000 and monitoring fees of $15,000. The promissory note matures on March 31, 2011, accrues interest at 8% per annum and is payable on the maturity date in cash.

As of March 31, 2010, we had a working capital deficiency of $67.0 million, of which $26.8 million relates to the fair value of hybrid and derivative financial instruments, and $27.1 million relates to the carrying value of debentures. These values are significantly greater than the face amount of our debt that would be otherwise due in cash, and if the conversion features of these instruments and the associated warrants did not exist.

Significant Liquidity Events

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net income (loss) for the three months ended March 31, 2010 and 2009 was $57.3 million and ($106.6) million, respectively and net cash used by operations during the same period was $1.8 million and $1.1 million, respectively.  At March 31, 2010, we have an accumulated deficit of $222.2 million. We also have a working capital deficit of $67.0 million, of which $53.9 million is related to our financing instruments, including $26.8 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $27.1 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender YA Global Investments, L.P. (“YA Global”) choose not to provide us with capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately May 27, 2010.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of March 31, 2010, our cash balance was $290,000. NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the convertible debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8.  In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C convertible preferred stock sale, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures - Our management, with the participation of our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2010 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2009, which we are in the process of remediating.  Such weaknesses were:

•
Our senior management did not establish and maintain a proper tone as to internal control over financial reporting as of December 31, 2009.  Specifically, our senior management was unable, due to time constraints, to promptly address the control weaknesses brought to their attention throughout the 2009 and 2008 audits;

•
We, through our senior management, failed to maintain formalized accounting policies and procedures as of December 31, 2009. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting

As noted, we have commenced efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures and, although remediation efforts are underway, the above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

Notwithstanding the material weaknesses described above, we believe that our consolidated financial statements presented in this Quarterly Report on Form 10−Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the end of the period covered herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended March 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no material developments relating to certain pending legal proceedings.  For a description of certain non-material yet pending legal proceedings, see Note 7 – Contingencies, to the Consolidated Financial Statements set forth in this Form 10-Q.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved)

Not Applicable

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/1996
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/1996
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/1996
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.10	Form of By-laws of DevSys Migration, Inc.		SB-2	3.1	11/25/1996
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.16	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.17	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
3.18	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.19	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/2010
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006
10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007
10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008
10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/2009
10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/2009
10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/2009
10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/2009
10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/2010
10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/2010
10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22	1/11/2010
10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010

14	Code of Professional Ethics		10-K	14.1	4/3/2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: May 17, 2010	/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer & Principal Accounting Officer