Form 10-Q
period 2010-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2010-08-16
CIK 1022701

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of outstanding shares of the registrant’s Common Stock on August 9, 2010 was 22,675,678.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$673	$198
Trade accounts receivable	236	374
Inventories, net of allowance of $113 and $136	100	124
Prepaid expenses and other current assets	122	294
Total current assets	1,131	990

Property and equipment, net	96	129
Goodwill	3,418	3,418
Proprietary software, net	1,745	2,076
Patents and other intangible assets, net	1,870	1,996
Cash surrender value of life insurance policies	612	659
Other long-term assets	186	156
Total assets	$9,058	$9,424

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$357	$558
Taxes payable	5	4
Accrued expenses	8,132	7,292
Deferred revenues and customer prepayments	459	791
Note payable	15	69
Note payable - YA Global	-	500
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	2,399	9,912
Derivative financial instruments - Series C and D preferred stock and debentures payable	7,422	50,985
Debentures payable - carried at amortized cost	14,411	12,523
Debentures payable - carried at fair value	19,864	37,678
Total current liabilities	58,305	125,553

Commitments and contingencies (Note 7)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 8,642 and 8,642 shares issued and outstanding,
liquidation value of $8,642 and $8,642	8,642	8,642
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 25,000 and 0 shares issued and outstanding,
liquidation value of $2,500 and $0	2,500	-

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 22,707,093 and
22,707,093 shares issued and 22,675,678 and 22,675,678 shares
outstanding, respectively	23	23
Additional paid-in capital	153,157	153,059
Accumulated deficit	(212,651)	(276,985)
Accumulated other comprehensive loss	(139)	(89)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(60,389)	(124,771)
Total liabilities and shareholders’ deficit	$9,058	$9,424

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	Three Months Ended
	June 30,	June 30,
	2010	2009

Revenues	$221	$136
Cost of revenues	255	281
Gross profit (deficit)	(34)	(145)

Sales and marketing expenses	262	178
General and administrative expenses	1,041	863
Research and development costs	418	350

Operating loss	(1,755)	(1,536)

Gain (loss) on extinguishment of debt	(363)	-
Gain (loss) from change in fair value of hybrid financial instruments	1,180	23,343
Gain (loss) from change in fair value of derivative liability - warrants	4,305	20,879
Gain (loss) from change in fair value of derivative liability -
Series C and D preferred stock and debentures	6,645	37,978
Interest expense related to convertible debt	(510)	(2,600)

Net income (loss)	9,502	78,064

Dividends on convertible preferred stock	-	(368)

Net income (loss) attributable to common shareholders	9,502	77,696

Comprehensive income (loss):
Net income (loss)	9,502	78,064
Other comprehensive income (loss):
Foreign currency translation adjustment	(26)	(22)

Comprehensive income (loss)	$9,476	$78,042

Net income (loss) per share, basic and diluted:
Basic	$0.42	$4.89
Fully diluted	$(0.01)	$0.25

Weighted average number of common shares:
Basic	22,675,678	15,882,816
Fully diluted	302,104,430	67,928,736

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Revenues	$576	$626
Cost of revenues	594	808
Gross profit (deficit)	(18)	(182)

Sales and marketing expenses	581	464
General and administrative expenses	2,136	1,787
Research and development costs	701	673

Operating loss	(3,436)	(3,106)

Gain (loss) on extinguishment of debt	(6,006)	-
Gain (loss) from change in fair value of hybrid financial instruments	19,552	312
Gain (loss) from change in fair value of derivative liability - warrants	10,856	(12,402)
Gain (loss) from change in fair value of derivative liability -
Series C and D preferred stock and debentures	46,824	(9,676)
Interest expense related to convertible debt	(956)	(3,663)

Net income (loss)	66,834	(28,535)

Dividends on convertible preferred stock	(2,500)	(743)

Net income (loss) attributable to common shareholders	64,334	(29,278)

Comprehensive income (loss):
Net income (loss)	66,834	(28,535)
Other comprehensive income (loss):
Foreign currency translation adjustment	(50)	(79)

Comprehensive income (loss)	$66,784	$(28,614)

Net income (loss) per share, basic and diluted:
Basic	$2.84	$(1.98)
Fully diluted	$(0.02)	$(1.98)

Weighted average number of common shares:
Basic	22,675,678	14,785,746
Fully diluted	299,092,068	14,785,746

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Deficit (Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Shareholders' Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	(Deficit)
Balance, December 31, 2009, as previously reported	22,675,678	$22,676	$130,406	$(89)	$(276,985)	2,012	$(779)	$(124,771)

Effect of 1 for 100 share reverse stock split and change in par value	-	(22,653)	22,653	-	-	-	-	-

Balance, December 31, 2009, after retroactive adjustment	22,675,678	23	153,059	(89)	(276,985)	2,012	(779)	(124,771)

Deemed dividend on Series D Preferred Stock issued to YA Global					(2,500)			(2,500)

Stock-based compensation expense	-	-	98	-	-	-	-	98

Comprehensive income - foreign currency translation adjustment	-	-	-	(50)	-	-	-	(50)

Net income	-	-	-	-	66,834	-	-	66,834
Balance, June 30, 2010	22,675,678	$23	$153,157	$(139)	$(212,651)	2,012	$(779)	$(60,389)

The accompanying notes are an integral part of the consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$66,834	$(28,535)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	497	512
(Gain) loss on extinguishment of debt	6,006	-
(Gain) loss from change in fair value of hybrid financial instruments	(19,552)	(312)
(Gain) loss from change in fair value of derivative liability - warrants	(10,856)	12,402
(Gain) loss from change in fair value of derivative liability -
Series C and D preferred stock and debentures	(46,824)	9,676
Interest expense related to convertible debt	956	3,663
Stock-based compensation expense	98	177
Decrease (increase) in value of life insurance policies	47	(58)

Changes in operating assets and liabilities
Trade and other accounts receivable	138	46
Inventories	24	(50)
Prepaid expenses and other assets	142	113
Accounts payable and accrued liabilities	(537)	(198)
Deferred revenue and other current liabilities	(332)	(124)
Net cash used in operating activities	(3,359)	(2,688)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(7)	(24)
Net cash provided by (used in) investing activities	(7)	(24)

Cash Flows from Financing Activities:
Proceeds from issuance of Series D convertible preferred stock	2,500	-
Costs attributed to issuance of Series D convertible preferred stock	(100)	-
Repayment of note payable - YA Global	(500)	-
Borrowings under convertible debt instruments, net	1,885	1,660
Net proceeds from exercise of stock options	-	116
Net cash provided by financing activities	3,785	1,776

Effect of exchange rate changes on cash	56	(20)

Net increase (decrease) in cash and cash equivalents	475	(956)

Cash and cash equivalents, beginning of period	198	1,259
Cash and cash equivalents, end of period	$673	$303

Supplemental cash flow information:
Interest paid during the period	$1	$3
Accretion of dividends on Series C Convertible Preferred Stock	$-	$743
Series C Convertible Preferred Stock converted to common stock	$-	$720
Deemed dividend on Series D Convertible Preferred Stock issued	$2,500	$1,337
Fair value of common shares issued to satisfy purchase price guarantee obligations	$-	$445

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

NeoMedia provides the infrastructure to facilitate mobile barcode scanning and its associated commerce worldwide. Our mobile barcode ecosystem software reads and transmits data from 2D barcodes to its intended destination. Our code management and clearinghouse platforms create, connect, record, and transmit the transactions embedded in the barcodes, ubiquitously and reliably.

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

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principals (“US GAAP”), which contemplate our continuation as a going concern.  Net income (loss) for the six months ended June 30, 2010 and 2009 was $66.8 million and ($28.5) million, respectively and net cash used by operations during the same periods was $3.4 million and $2.7 million, respectively.  During 2010 and 2009, $77.2 million of net income and $21.3 million of net loss was attributed to the change in fair values of hybrid financial instruments and derivative liabilities. At June 30, 2010, we have an accumulated deficit of $212.7 million. We also have a working capital deficit of $57.2 million, of which $44.1 million is related to our financing instruments, including $22.3 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $21.8 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with capital financing, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately September 15, 2010. We currently do not have any commitments for additional financing.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2009 and 2008, and for the years then ended, including notes thereto included in the Company’s Form 10-K.

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

Basic and Diluted Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the six months ended June 30, 2010, and the three months ended June 30, 2010 and 2009, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation. During the six months ended June 30, 2009, we reported a net loss per share, and as such, basic and diluted loss per share were equivalent. We excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculations for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands except share and per share data)
Numerator:
Net income (loss)	$9,502	$78,064	$66,834	(28,535)
Adjustments to reconcile net income to income (loss)
applicable to common stockholders:
Accretion of preferred stock dividends	-	(368)	(2,500)	(743)
Numerator for basic earnings per share - income available to common stockholders	$9,502	$77,696	$64,334	$(29,278)

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability-Series C and D preferred stock and debentures	(6,645)	(37,978)	(46,824)	-
Adjustment for change in fair value of derivative liability- warrants	(4,305)	-	(10,856)	-
Adjustment for loss on extinguishment of debt	-		5,643	-
Adjustment for change in fair value of hybrid financial instruments	(1,180)	(23,343)	(19,552)	-
Adjustment for dividends on convertible preferred stock	-	368	-	-
Adjustment for interest expense related to convertible debt	478	-	927	-
	(11,652)	(60,953)	(70,662)	-
Numerator for diluted earnings per share-
income available for common stockholders
after assumed conversions of debentures and
exercise of warrants	$(2,150)	$16,743	$(6,328)	$(29,278)

Denominator:
Weighted average shares used to compute basic EPS	22,675,678	15,882,816	22,675,678	14,785,746
Effect of dilutive securities:
Employee stock options	76,319	370,410	118,522	-
Derivative warrants	-	7,025,750	-	-
Convertible debentures	202,777,415	24,829,170	200,102,566	-
Convertible preferred stock	76,575,018	19,820,590	76,195,302	-
Dilutive potential common shares	279,428,752	52,045,920	276,416,390	-

Denominator for diluted earnings per share-
adjusted weighted average shares and assumed
conversions	302,104,430	67,928,736	299,092,068	14,785,746

Basic earning per share	$0.42	$4.89	$2.84	$(1.98)
Diluted earnings per share	$(0.01)	$0.25	$(0.02)	$(1.98)

The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options, warrants, convertible debt and convertible preferred securities for the three and six months ended June 30, 2010 and 2009, are anti-dilutive and therefore have been excluded from diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	839,830	737,071	872,662	904,554
Warrants	13,465,035	67,583	12,459,085	10,063,708
Convertible debt	-	-	-	24,829,170
Convertible preferred stock	-	-	-	19,820,590
	14,304,865	804,654	13,331,747	55,618,022

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

ASU No. 2010-16	April 2010	Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-17	April 2010	Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-18	April 2010	Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-19	May 2010	Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates

ASU No. 2010-20	July 2010	Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

ASU No. 2010-21	August 2010
Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update)

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

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

Note 4 – Financing

At June 30, 2010, our financing transactions with YA Global, an accredited investor, included shares of our Series C Convertible Preferred Stock issued in February 2006, Series D Convertible Redeemable Preferred Stock issued in January 2010, a series of sixteen secured convertible debentures issued between August 2006 and May 2010 and various warrants to purchase shares of our common stock.

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

In addition, the January 5, 2010 investment agreement required us to seek shareholder approval to enact the following changes relating to our common stock, a 1 share for 100 shares reverse stock split, the fixing of our authorized shares at 5,000,000,000, and the reduction in the par value from $0.01 to $0.001. On March 30, 2010, we held a Special Meeting of our shareholders at which the shareholders approved amending the Company’s certificate of incorporation to reflect these changes. (See Note 3).

On May 27, 2010, we entered into a Securities Purchase Agreement to issue and sell a secured convertible debenture to YA Global in the principal amount of $2,006,137 and we also entered into an agreement which amended certain terms of all previously issued and outstanding warrants between us and YA Global which changed the ownership limitation provision from 4.99% to 9.99%.

Series D Convertible Redeemable Preferred Stock - The Series D Convertible Redeemable Preferred Stock issued on January 5, 2010 has a stated value of $100 per share and provides for an 8% cumulative dividend, subject to Board declaration. Each share of Series D Preferred is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $2.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days preceding the date of conversion, provided that no conversion will be at a price less than the par value of the common stock. The conversion price is subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the conversion price, the Series D Preferred conversion price adjusts to that lower amount. The Series D Preferred conversion price is also subject to adjustment for traditional equity restructuring and reorganizations. The Series D Preferred has a liquidation amount equal to $100 per share plus all declared and unpaid dividends and is redeemable by us, at our option, at an amount of $100 per share plus a redemption premium of 10%. The instrument is also redeemable at the holder’s option upon certain events of default, which include events and factors that are not related to interest or credit risk.

The Series D Preferred is a hybrid financial instrument that embodies the risks and rewards typically associated with both equity and debt instruments. Accordingly, we are required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. We determined that the Preferred Stock is generally more akin to a debt-type contract, principally due to its variable conversion price and redemption features. This determination is subjective. However, in complying with the guidance provided in FASB ASC 815, we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series D Preferred was more akin to a debt instrument for purposes of considering the clear and close relationship of the embedded derivative features to the host contract. The principal accounting concept requires bifurcation in these instances when the embedded feature and the host contract have risks that are not clearly and closely related. Certain exemptions to this rule, such as the traditional conventional convertible exemption and the common-indexed exemption were not available to us because the Preferred Stock is not indexed, as that term is defined, only to our common stock. Accordingly, the conversion feature, along with certain other features that have risks of equity, required bifurcation and classification in liabilities as a compound embedded derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and an ongoing basis.

As discussed in further detail below, the initial allocation of the basis in the Series D Preferred financing transaction resulted in no basis being ascribed to the redeemable preferred stock. According to FASB ASC 480-10, Distinguishing Liabilities from Equity, if the security is not currently redeemable and it is not probable that the security will be become redeemable, accretion to face value is not necessary.  The Series D Preferred is convertible upon inception and there was no persuasive evidence that the Preferred Stock would not be redeemed.  Based on this information, redemption could not be considered “not probable” of occurring and accretion was necessary. Redeemable preferred stock may be accreted to its redemption value through periodic charges to retained earnings or over the period from the date of issuance to the earliest redemption date. Because there was no term of redemption embodied in the contract, the issuance date was considered the earliest possible redemption date. As a result, a day-one deemed dividend of $2,500,000 was recorded to accrete the Series D Preferred to its redemption value.

In conjunction with the Series D Preferred financing, we also issued warrants to acquire 225,000 shares of our common stock.   We evaluated the warrants for purposes of classification under FASB ASC 480 and determined the warrants require liability classification because they embody down-round anti-dilution that precludes the instrument from being considered indexed to the Company’s own stock.

Our accounting required the allocation of the proceeds to the individual financial instruments comprising the Series D Preferred financing.  Current accounting concepts generally provide that the allocation is made, first to the instruments that are required to be recorded at fair value; that is, the compound embedded derivative and the warrants, and the remainder to the host instrument. The fair value of the embedded conversion feature and the warrants exceeded the proceeds which resulted in a day-one derivative loss.

The allocation of the basis arising from the issuance of Series D Preferred and warrants is summarized in the table below:

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

As of June 30, 2010, 13,358 shares of the original 22,000 shares of Series C Preferred have been converted into 1,240,037 of our common shares, leaving 8,642 shares of Series C Preferred with a face value of $8.6 million outstanding.

Secured Convertible Debentures - The underlying agreements for each of the fifteen debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at any time, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership, unless the holder waives their right to such limitation. All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008.

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

On May 27, 2010, we entered into a Securities Purchase Agreement to issue and sell a secured convertible debenture to YA Global in the principal amount $2,006,137. The debenture bears interest at 14% and matures on July 29, 2012. The debenture provided net proceeds of $1,410,000 after payment of $90,000 in fees and the use of $506,137 to repay the outstanding principal and interest on a promissory note dated April 1, 2010 owed to YA Global. In addition to the debenture, we also issued a warrant to YA Global to purchase 5,000,000 shares of common stock for an exercise price of $0.30 per share for a period of five years.  We have the right to redeem a portion or all amounts outstanding under the debenture at a redemption premium of 10%, plus accrued interest. YA Global may require cash redemption of all or a portion of the debenture at any time after August 26, 2010.

At inception, a summary of the allocation of the components of the new debenture and the extinguishment of the April 2010 note was as follows:

	Proceeds	Settlement of
	Received	April 2010 Note	Total
	(in thousands)

Gross proceeds	$(1,500)	$(506)	$(2,006)
Structuring and due diligence fee	90	-	90
	$(1,410)	$(506)	$(1,916)

Derivative liabilities:
Investor warrants	$(684)	$(228)	$(912)
Compound derivative	(1,473)	(491)	(1,964)
Total derivative liabilities	(2,157)	(719)	(2,876)

Day one derivative loss	747	-	747
Convertible debenture-initial carrying value	-	(150)	(150)
Loss on extinguishment	-	363	363
	$(1,410)	$(506)	$(1,916)

The compound derivative was valued using the Monte Carlo Simulation valuation method. Significant assumptions used to value the compound derivative as of inception of the financing included a conversion price of $0.1425, equivalent volatility of 182.57%, equivalent interest risk adjusted rate of 13.15% and an equivalent credit risk adjusted rate of 8.59% and estimated exercise behaviors. The warrants are valued using the Black-Scholes-Merton valuation methodology. Significant assumptions used in this model as of May 27, 2010 included an expected life equal to the five year term of the warrants, an expected dividend yield of zero, estimated volatility of 155.57%, and a risk-free rate of return of 2.18%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the term of the warrants and volatility is based upon our expected stock price volatility over the term of the warrants.

The table below summarizes the significant terms of each of the debentures as of June 30, 2010:

				Default	Conversion Price – Lower of Fixed Price or Percentage of VWAP for Preceding Period
	Face		Interest	Interest	Fixed		Default	Preceding
Debenture Issue Date	Amount	Maturity	Rate	Rate	Price	%	%	Period

August 24, 2006	$5,000,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
December 29, 2006	$2,500,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
March 27, 2007	$7,458,651	7/29/2012	13%	n/a	$2.00	90%	n/a	125 Days
August 24, 2007	$1,775,000	7/29/2012	14%	n/a	$2.00	80%	n/a	125 Days
April 11, 2008	$390,000	7/29/2012	15%	24%	$1.50	80%	75%	125 Days
May 16, 2008	$500,000	7/29/2012	15%	24%	$1.50	80%	50%	125 Days
May 29, 2008	$790,000	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 10, 2008	$137,750	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 29, 2008	$2,325,000	7/29/2012	14%	24%	$2.00	95%	50%	125 Days
October 28, 2008	$2,325,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 1, 2009	$294,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
June 5, 2009	$715,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
July 15, 2009	$535,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
August 14, 2009	$475,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 27, 2010	$2,006,137	7/29/2012	14%	20%	$0.30	95%	50%	60 Days

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

Fair Value Considerations - In accordance with FASB ASC 815, Derivatives and Hedging, we determined that the conversion features of the Series C and Series D Convertible Preferred Stock, and the August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009 and May 2010 Debentures met the criteria of embedded derivatives and that the conversion features of these instruments required bifurcation and accounting as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income each period. As permitted by FASB ASC 815-15-25, Recognition of Embedded Derivatives, we elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly, these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the Debentures charged or credited to income each period.

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

Embedded Derivative Instruments – Series C and Series D Preferred Stock and August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009 and May 2010 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FASB ASC 815, the compound embedded derivative instruments are valued using the Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

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

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of June 30, 2010 included exercise estimates/behaviors and the following other significant estimates:

		Remaining		Equivalent	Equivalent
	Conversion	Term	Equivalent	Interest-Risk	Credit-Risk
	Prices	(years)	Volatility	Adjusted Rate	Adjusted Rate

Series C Convertible Preferred Stock	$0.15	2.08	187%	7.51%	8.59%
Series D Convertible Preferred Stock	$0.15	2.08	187%	7.51%	8.59%

August 24, 2006	$0.14	2.08	187%	9.39%	8.59%
December 29, 2006	$0.14	2.08	187%	9.39%	8.59%
July 10, 2008	$0.12	2.08	187%	14.08%	8.59%
July 29, 2008	$0.14	2.08	187%	14.08%	8.59%
October 28, 2008	$0.14	2.08	187%	14.08%	8.59%
May 1, 2009	$0.14	2.08	187%	14.08%	8.59%
June 5, 2009	$0.14	2.08	187%	14.08%	8.59%
July 15, 2009	$0.14	2.08	187%	14.08%	8.59%
August 14, 2009	$0.14	2.08	187%	14.08%	8.59%
May 27, 2010	$0.14	2.08	187%	14.08%	8.59%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On June 30, 2010, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25).

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures - The March 2007, August 2007, April 2008 and May 2008 convertible debentures are recorded in accordance with FASB ASC 815-15-25 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value charged or credited to income each period. These financial instruments are valued using the common stock equivalent approach. The common stock equivalent is calculated using the shares indexed to the debentures valued at the market price of our stock and the present value of the coupon.

Subsequent to the January 5, 2010 amendment, the shares indexed to the debentures were calculated using the variable conversion price based on the 125 day look-back period and the present value of the coupon from inception of the debentures to the revised maturity date of July 29, 2012.

Current Period Valuations - For the Series C Preferred Stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. For these instruments and the Series D Convertible Preferred Stock and the July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009 and May 2010 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked-to- market each reporting period.

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

For our Series C and Series D Convertible Preferred Stock and convertible debentures, the following table reflects the face value of the instruments and, as appropriate, either their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative or, for those debentures recorded in their entirety at fair value, their fair value, as well as for each of the instruments and the number of common shares (in thousands) into which the instruments are convertible as of June 30, 2010 and December 31, 2009.

			Embedded		Common
	Face	Carrying	Conversion		Stock
June 30, 2010	Value	Value	Feature	Fair Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,642	$8,642	$861	$-	59,393
Series D Convertible Preferred Stock	$2,500	$2,500	249	-	17,182

August 24, 2006	$5,000	$5,000	1,527	-	49,091
December 29, 2006	2,500	2,500	762	-	24,546
March 27, 2007	7,459	-	-	13,162	55,249
August 24, 2007	1,775	-	-	3,389	14,791
April 11, 2008	390	-	-	774	3,250
May 16 ,2008	500	-	-	986	4,167
May 29, 2008	790	-	-	1,553	6,583
July 10, 2008	138	138	82	-	1,488
July 29, 2008	2,325	2,325	799	-	20,703
October 23, 2008	2,325	2,325	814	-	20,133
May 1, 2009	294	294	87	-	2,554
June 5, 2009	715	653	327	-	5,768
July 15, 2009	535	535	199	-	4,258
August 14, 2009	475	475	178	-	3,742
May 27, 2010	2,006	166	1,537	-	14,262
Total	$27,227	$14,411	$7,422	$19,864	307,160

			Embedded		Common
	Face	Carrying	Conversion		Stock
December 31, 2009	Value	Value	Feature	Fair Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,642	$8,642	$16,397	$-	22,158

August 24, 2006	$5,000	$5,000	14,131	-	13,889
December 29, 2006	2,500	2,500	6,926	-	9,260
March 27, 2007	7,459	-	-	25,046	20,718
August 24, 2007	1,775	-	-	6,573	5,547
April 11, 2008	390	-	-	1,412	1,219
May 16 ,2008	500	-	-	1,803	1,563
May 29, 2008	790	-	-	2,844	2,469
July 10, 2008	137	127	337	-	430
July 29, 2008	2,325	2,109	4,618	-	6,118
October 28, 2008	2,325	2,130	4,594	-	6,118
May 1, 2009	294	120	580	-	774
June 5, 2009	715	71	1,410	-	1,882
July 15, 2009	535	253	1,056	-	1,408
August 14, 2009	475	213	936	-	1,250
Total	$25,220	$12,523	$50,985	$37,678	94,803

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D Preferred Stock was convertible as of June 30, 2010 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of June 30, 2010 was calculated as the face value of each instrument divided by the variable conversion price using a 125 day look-back period.

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

Changes in the fair value of convertible instruments that are carried in their entirety at fair value (the March 2007, August 2007, April 2008 and May 2008 debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

March 27, 2007	$717	$15,915	$12,805	$(110)
August 24, 2007	227	3,797	3,439	156
April 11, 2008	55	844	768	49
May 16, 2008	69	1,081	984	84
May 29, 2008	112	1,706	1,556	133
Gain (loss) from changes in fair value of hybrid instruments	$1,180	$23,343	$19,552	$312

The carrying value of our liability for convertible instruments carried at fair value decreased $17.8 million during the six month period from December 31, 2009 to June 30, 2010. However, the fair values of these liabilities decreased $19.5 million. The difference between the change in carrying value and change in fair value is an extinguishment loss of $1.7 million resulting from the January 5, 2010 amendment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$907	$15,851	$15,536	$(11,389)
Series D Convertible Preferred Stock	262	-	4,302	-

August 24, 2006	2,118	12,694	13,080	619
December 29, 2006	1,060	6,454	6,403	289
July 10, 2008	61	273	328	17
July 29, 2008	875	1,275	4,372	361
October 28, 2008	792	1,293	4,092	289
April 6, 2009	-	79	-	79
May 1, 2009	102	(33)	572	(33)
June 5, 2009	192	92	1,188	92
July 15, 2009	485	-	990	-
August 14, 2009	112	-	865	-
May 27, 2010	426	-	425	-
	7,392	37,978	52,153	$(9,676)
Less: Day-one loss from Series D Convertible Preferred financing	-	-	(4,582)	-
Less: Day-one loss from May 27, 2010 financing	(747)	-	(747)	-
Gain (loss) from change in fair value of derivative liability	$6,645	$37,978	$46,824	$(9,676)

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

The following table summarizes the warrants outstanding (in thousands) and their fair value:

	June 30,	December 31,		June 30,		December 31,
	2010	2009		2010		2009
	Exercise	Exercise	Expiration		Fair		Fair
	Price	Price	Date	Warrants	Value	Warrants	Value

Series C Convertible Preferred Stock	$0.12	$0.32	2/17/2011	750	$67	750	$712
Series D Convertible Preferred Stock	0.16	—	1/5/2017	2,250	342	—	—

August 24, 2006	0.12	0.32	8/24/2011	1,750	189	1,750	1,697
December 29, 2006	0.12	0.32	12/29/2011	420	55	420	412
March 27, 2007	0.12	0.32	3/27/2012	1,250	164	1,250	1,238
August 24, 2007	0.12	0.32	8/24/2012	750	106	750	750
May 16, 2008	0.12	0.32	5/16/2015	75	11	75	77
May 29, 2008	0.12	0.32	5/29/2015	500	74	500	515
July 29, 2008	0.14	0.95	7/29/2015	1,000	148	1,000	1,000
July 29, 2008	0.16	0.95	7/29/2015	3,500	516	3,500	3,500
May 27, 2010	0.22	—	5/27/2015	5,000	727	—	—
Other warrants	1.10	$1.10- $3.50	1/16/2011	1	—	67	11
			Total	17,246	$2,399	10,062	$9,912

The carrying value of warrants decreased $3.4 million during the three month period from March 31, 2010 to June 30, 2010 due to the issuance of warrants on May 27, 2010 with a fair value of $912,000, less warrant fair value adjustments of $4.3 million as shown in the table below.

The warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of June 30, 2010 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 150.61% to 205.34%, and risk-free rates of return of 0.22% to 2.42%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$171	$1,496	$645	$(919)
Series D Convertible Preferred Stock	806	-	2,088	-

August 24, 2006	581	3,570	1,508	(2,100)
December 29, 2006	139	865	357	(504)
March 27, 2007	423	2,562	1,074	(1,501)
August 24, 2007	246	1,538	644	(907)
May 16, 2008	26	161	66	(96)
May 28, 2008	176	1,070	441	(635)
July 29, 2008	1,551	9,525	3,836	(5,699)
May 27, 2010	186	-	186	-
Other warrants	-	92	11	(41)
Total	$4,305	$20,879	$10,856	$(12,402)

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three and six months ended June 30, 2010:

	Compound
	Embedded	Warrant
	Derivative	Derivative	Total

Beginning balance, December 31, 2009:	$50,985	$9,912	$60,897

Issuances:
January 5, 2010	4,551	2,431	6,982

Extinguished:	2,076	-	2,076

Fair value adjustments:
Compound embedded derivatives	(44,761)	-	(44,761)
Warrant derivatives	-	(6,551)	(6,551)

Ending balance, March 31, 2010	$12,851	$5,792	$18,643

Issuances:
May 27, 2010	1,964	912	2,876

Fair value adjustments:
Compound embedded derivatives	(7,393)	-	(7,393)
Warrant derivatives	-	(4,305)	(4,305)
Ending balance, June 30, 2010	$7,422	$2,399	$9,821

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

Subsequent Event

Secured Convertible Debenture - On August 13, 2010, we issued a secured convertible debenture to YA Global in the principal amount of $550,000. The debenture accrues interest at 14% per annum and is payable on the maturity date, July 29, 2012, in cash, or provided that certain equity conditions are satisfied, in shares of common stock. At any time from the closing date until the maturity date, YA Global has the right to convert the convertible debenture into our common stock at the then effective conversion price, which varies relative to the our trading stock price, at the lesser of $0.20 per share, or 95% of the lowest weighted average price of our common stock during the sixty days preceding the conversion date, and adjusts to 50% of the lowest weighted average price of our common stock during the ten days preceding the conversion date, in the event of a default. The conversion is limited such that the YA Global cannot exceed 9.99% ownership, unless they waive their right to such limitation. We have the right to redeem a portion or the entire outstanding note at a 10% premium plus accrued interest. In addition to the debenture, we also issued to YA Global a warrant to purchase 1,000,000 shares of our common stock, for an exercise price of $0.20 per share.

The debenture is secured by certain Pledged Property, as such term is defined in the Security Agreement, dated July 29, 2008, and certain Patent Collateral, as defined in a security agreement (patent), entered into on July 29, 2008. Also on August 13, 2010 our wholly owned subsidiary, NeoMedia Europe AG, became a guarantor of the convertible debenture, and all outstanding prior financing transactions between us and YA Global, through a pledge of their intellectual property and their commitment to pledge their other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral was affirmed through the Second Ratification Agreement which was also executed in connection with this financing.

Note 5 – Stock-Based Compensation

A total of 200,000 stock options were issued to employees during the six months ended June 30, 2010. A total of 221,735 stock options were issued to employees during the six months ended June 30, 2009.

Of the 200,000 stock options issued during the six months ended June 30, 2010, on May 26, 2010, pursuant to the terms of the amended employment agreement with Iain A. McCready, our Chairman and Chief Executive Officer, we issued Mr. McCready 180,000 employee stock options with an exercise price of $0.199 per share.

The grant date fair values of the options issued during the six months ended June 30, 2010 and 2009 were $19,300 and $157,000, respectively, which amount is being recognized over the vesting period of the options. Total stock-based compensation expense recorded in the statement of operations was $39,700 and $98,000, for the three months ended June 30, 2010 and 2009, and $97,500 and $177,000 for the six months ended June 30, 2010 and 2009, respectively.

We used the following assumptions to value the stock options granted during the six months ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010	2009
Volatility	168% - 210%	138% - 282%
Expected dividends	-	-
Expected term (in years)	6.5	5.6
Risk-free rate	0.50%	0.50%

A summary of the transactions during the six months ended June 30, 2010 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2009	946	$2.00
Granted	200	$0.20
Exercised	-	$-
Forfeited	(46)	$1.17
Outstanding at June 30, 2010	1,100	$1.90	$-	6.2
Exercisable at June 30, 2010	765	$2.49	$-	7.3

A summary of the status of our non-vested options as of June 30, 2010 and changes during the three and six months ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2009	249	$1.00
Granted	200	$0.20
Vested	(68)	$1.37
Forfeited	(46)	$0.73
Nonvested at June 30, 2010	335	$0.48

The following table summarizes information about our stock options outstanding at June 30, 2010:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.20 to $4.70	1,023	8.2	$1.34	688	$1.73
$5.00 to $10.00	52	5.0	$7.59	52	$7.59
$12.50	21	5.0	$12.50	21	$12.50
$17.50	4	5.6	$17.50	4	$17.50
	1,100	6.2	$1.90	765	$2.49

There were no stock options exercised during the six months ended June 30, 2010. During the six months ended June 30, 2009 options to purchase 116,000 shares of our common stock were exercised. The exercise price of these options was $1.00 per share, providing us with proceeds of $116,000.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(in thousands)

Accruals for disputed services	$2,318	$2,318
Accrued operating expenses	1,636	1,702
Accrued payroll related expenses	189	158
Accrued interest	3,989	3,114
Total	$8,132	$7,292

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

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008, we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint, and investment by us and YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. The Company plans to vigorously defend this lawsuit.

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

The Hudson Consulting Group, LLC. – On June 15, 2010 we entered into a settlement agreement which resolved all outstanding issues between the parties. The amount of the settlement was not material.

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action.  At this time, we are unable to predict with any certainty the outcome of this litigation including the merits or value of the complaint.

Note 8 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net revenues and net income/(loss) for the three and six months ended June 30, 2010 and 2009, and the identifiable assets as of June 30, 2010 and December 31, 2009 by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue:
United States	$165	$88	$333	$155
Germany	56	48	243	471
Total	$221	$136	$576	$626

Net income (loss):
United States	$9,872	$78,524	$67,542	$(27,752)
Germany	(370)	(460)	(708)	(783)
Total	$9,502	$78,064	$66,834	$(28,535)

			June 30,	December 31,
			2010	2009
Identifiable assets:
United States			$8,488	$8,738
Germany			570	686
Total			$9,058	$9,424

Note 9 – Transactions with Related Parties

On April 12, 2010, we entered into a consulting agreement with Laura A. Marriott, a member of our Board of Directors. Under the terms of the agreement, Ms. Marriott will serve as our interim Chief Marketing Officer and provide services on a per-diem basis plus expenses. During the six months ended June 30, 2010, in addition to her compensation as a member of our Board of Directors, we have paid Ms. Marriott $38,000 in fees, excluding reimbursement of her expenses.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also refereed to herein as “us”, “we” and “our”) provides the infrastructure to make mobile barcode scanning and its associated commerce easy, universal, and reliable – worldwide. Our barcode ecosystem products, including NeoReader, and our mobile barcode reading software, read and transmit data from 2D barcodes to its intended destination. Our Code Management (NeoSphere) and Code Clearinghouse (NeoRouter) platforms create, connect, record, and transmit the transactions embedded in the barcodes, ubiquitously and reliably.

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

On July 28, 2009, we entered into a three year non-exclusive patent licensing agreement with Mobile Tag, Inc. for machine readable mobile codes under our patent portfolio. Under the terms of that agreement, we will receive a percentage of revenue generated by Mobile Tag through the use and licensing of our patent portfolio.

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

On November 27, 2009 we entered into an agreement with Sony Ericsson Mobile Communications, AB, through which they have selected NeoMedia as their strategic 2D barcode partner. Sony Ericsson began shipping phones pre-loaded with our NeoReader barcode scanning application globally in the 1st half of 2010. The NeoReader will be pre-installed across all Sony Ericsson platforms.

On February 12, 2010 we entered into an agreement with Neustar to participate in and to facilitate a leadership role in the 2010 Neustar Mobile Codes Pilot Program. The Program combines all of the elements required to fulfill our goal of a seamless and interoperable barcode ecosystem and will allow advertisers to test the market and technology.

During 2010, we have entered into seven platform reseller agreements with resellers of our services. These resellers are typically advertising agencies representing brands in the United States and Europe. Through these agreements, we will provide barcode ecosystem advertising campaign management and support services to the resellers’ customers. Revenue derived from these services will be shared between us and the resellers. These agreements are expected to begin generating revenue during the second half of 2010.

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Results of Operations

Beginning in 2009 and continuing into 2010, we continued to focus on the development of our barcode ecosystem technology. During the three months ended June 2010 and 2009, respectively, operating losses were $1.8 million and $1.5 million. Our net income was $9.5 million and $78.1 million for the three months ended June 2010 and 2009, respectively. During the six months ended June 2010 and 2009, respectively, operating losses were $3.4 million and to $3.1 million. Our net income was $66.8 million for the six months ended June 2010 compared to a net loss of $28.5 million during the six months ended June 2009. Our operating results include non-cash gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these non-cash gains and losses principally as a result of changes in the market value of our common stock. During the three and six months ended June 2010, we reported non-cash gains on our hybrid financial instruments, warrants and debentures, totaling $12.1 and $77.2 million, respectively.

The following table sets forth certain data derived from our consolidated statements of operations:

	Three months ended June 30,		Increase (decrease)
	2010	2009	$	%
	(in thousands)
Revenues:
Hardware	$27	$36	$(9)	-25%
Lavasphere	22	8	14	175%
Barcode ecosystem	5	2	3	150%
Patent licensing	165	-	165	100%
Legacy products	-	88	(88)	-100%
Other	2	2	0	0%
Total revenues	$221	$136	$85	63%

	Six months ended June 30,		Increase (decrease)
	2010	2009	$	%
	(in thousands)
Revenues:
Hardware	$162	$429	$(267)	-62%
Lavasphere	68	30	38	127%
Barcode ecosystem	11	6	5	83%
Patent licensing	330	10	320	3200%
Legacy products	2	145	(143)	-99%
Other	3	6	(3)	-50%
Total revenues	$576	$626	$(50)	-8%

Revenues. Revenues for the three months ended June 2010 and 2009, respectively, were $221,000 and $136,000, an increase of $85,000, or 62%. Revenues for the six months ended June 2010 and 2009, respectively, were $576,000 and $626,000, a decrease of $50,000, or 8%. Our revenues and product mix have changed as a result of changes in our operations and business strategy. For the three months ended June 2010 and 2009, respectively, our hardware product sales were $27,000 and $36,000, a decrease of 26%. For the six months ended June 2010 and 2009, respectively, our hardware product sales were $162,000 and $429,000, a decrease of 62%. During 2009, we introduced our newest barcode scanners and sold most quantities of our older models. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period. For the three months ended June 2010 and 2009, respectively, our Lavasphere product sales were $22,000 and $8,000, an increase of $14,000, or 175%. For the six months ended June 2010 and 2009, respectively, our Lavasphere product sales were $68,000 and $30,000, an increase of $38,000, or 125%, as a result of modest increased demand for these products and services. For the three months ended June 2010 and 2009, respectively, our Barcode ecosystem revenue was $5,000 and $2,000. For the six months ended June 2010 and 2009, respectively, our Barcode ecosystem revenue was $11,000 and $6,000, as a result of increased marketing campaigns in Europe. Revenues related to patent licensing agreements were $165,000 during the three months ended June 2010, and for the six months ended June 2010 and 2009, respectively, were $330,000 and $10,000, as a result of licensing agreements we entered into in late 2009 and 2010. In succeeding quarters, we expect these revenues to increase as we shift the focus of our efforts toward the barcode ecosystem. We believe this focus will deliver the most value in the future.

Cost of Revenues. Cost of revenues was $255,000 for the three months ended June 2010 compared with $281,000 for the three months ended June 2009, a decrease of $26,000, or 9%. Cost of revenues was $594,000 for the six months ended June 2010 compared with $808,000 for the six months ended June 2009, a decrease of $214,000, or 26%. Cost of revenues for NeoMedia Europe, related to our hardware products, was $23,000 and $45,000 for the three months ended June 2010 and 2009, respectively, and was $128,000 and $334,000 for the six months ended June 2010 and 2009, respectively. Amortization costs related to our patents, and the proprietary software of NeoMedia Europe was $232,000 and $236,000 for the three months ended June 2010 and 2009, respectively, and was $466,000 and $474,000 for the six months ended June 2010 and 2009, respectively.

Sales and Marketing. Sales and marketing expenses were $262,000 and $178,000 for the three months ended June 2010 and 2009, respectively, an increase of $84,000 or 47%, and $581,000 and $464,000 for the six months ended June 2010 and 2009, respectively, an increase of $117,000 or 25%. The increase in sales and marketing expense resulted from additional efforts in late 2009 and 2010 to promote our business strategy and core technology.

General and Administrative. General and administrative expenses were $1,041,000 and $863,000 for the three months ended June 2010 and 2009, respectively, an increase of $178,000, or 21%, and $2,136,000 and $1,787,000 for the six months ended June 2010 and 2009, respectively, an increase of $349,000, or 20%. Expenses increased as a result of increased professional services fees related to legal and accounting, as well as business travel related to increased business development.

Research and Development.  Research and development expenses were $418,000 and $350,000 for the three months ended June 2010 and 2009, respectively, an increase of $68,000, or 19%, and $701,000 and $673,000 for the six months ended June 2010 and 2009, respectively, an increase of $28,000, or 4%. Research and development decreased as we completed the development of our upgraded hardware products and our barcode ecosystem products.

Loss from Operations.  For the three months ended June 2010 and 2009, respectively, our loss from operations increased to $1.8 million, from $1.5 million. This increased loss of $219,000 was primarily the result of minimal increases in our sales and marketing expenses of $84,000, increased general and administrative expenses of $178,000, increased research and development expense of $68,000, and an increase in our gross profit margin of $111,000. For the six months ended June 2010 and 2009, respectively, our loss from operations was increased slightly to $3.4 million, from $3.1 million. This increased loss of $330,000 was primarily the result of minimal increases in our sales and marketing expenses of $117,000, increased general and administrative expenses of $349,000, increased research and development expense of $28,000, and an increase in our gross profit margin of $164,000.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments.  We carry certain of our convertible debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended June 2010 and 2009, respectively, liability related to these hybrid instruments decreased resulting in a gain of $1.2 million and a gain of $23.3 million, respectively. For the six months ended June 2010 and 2009, respectively, liability related to these hybrid instruments decreased resulting in a gain of $19.6 million and a gain of $0.3 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our stock could cause the fair value of our hybrid financial instruments to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants.  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. For the three months ended June 2010 and 2009, respectively, the liability related to warrants decreased resulting in a gain of $4.3 million and a gain of $20.9 million, respectively. For the six months ended June 2010, the liability related to warrants decreased resulting in a gain of $10.9 million. For the six months ended June 2009, the liability related to warrants increased resulting in a loss of $12.4 million. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further increases in the market price of our common stock could cause the fair value of our warrants to increase significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D convertible preferred stock, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. For the three months ended June 2010 and 2009, respectively, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures decreased resulting in a gain of $6.6 million and $38.0 million, respectively. For the six months ended June 2010, the liability related to the derivative instruments embedded in the Series C preferred stock and these debentures decreased resulting in a gain of $46.8 million. For the six months ended June 2009, the liability related to the derivative instruments embedded in the Series C preferred stock and these debentures increased resulting in a loss of $9.7 million. These fair value changes were primarily the result fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further increases in the market price of our common stock could cause the fair value of our derivative financial instruments to increase significantly in future periods.

Interest Expense Related to Convertible Debt. Interest expense related to convertible debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $510,000 and $2.6 million for the three months ended June 2010 and 2009, respectively, and $956,000 and $3.7 million for the six months ended June 2010 and 2009, respectively. These positive changes were primarily the result of reductions in amortization of deferred financing cost and debt discounts not applicable during 2010, and other interest adjustments accounted for under ACS 815-15-25.

Net Income (Loss).  As a result of the above, during the three months ended June 2010 and 2009, respectively, we experienced net income of $9.5 million, and $78.1 million, respectively, resulting in an overall decrease of $68.6 million. During the six months ended June 2010 and 2009, respectively, we experienced net income of $66.8 million, and a net loss of $28.5 million, respectively, resulting in an overall increase of $95.3 million. This positive change primarily resulted from gains associated with our derivative instruments of $99.0 million, offset by a loss on extinguishment of debt of $6.0 million, and an increase in our loss from operations of $330,000.

Liquidity and Capital Resources

As of June 30, 2010, we had $673,000 in cash and cash equivalents, an increase of $475,000, or 239%, compared with a total of $198,000 on December 31, 2009.

Cash used in operating activities increased to $3.4 million for the six months ended June 2010 compared with $2.7 million for the period ended June 2009, representing increased operational expenses in connection with furthering our sales and business development, and the continued development of our barcode ecosystem.

Cash used in investing activities was $7,000 and $24,000 for the six months ended June 2010 and 2009, respectively, representing the purchase of equipment.

Cash provided by financing activities during the six months ended June 2010 was $3,785,000, which included the following:

•
Gross proceeds of $2,500,000 of our Series D Preferred Stock, offset by fees paid of $100,000 and the repayment of a $500,000 promissory note issued December 23, 2009 and due to YA Global, resulting in net proceeds of $1,900,00; and,

•
Gross proceeds of $500,000 in connection with a promissory note issued to YA Global on April 1, 2010, accruing interest at 8% per annum, less structuring fees of $10,000 and monitoring fees of $15,000, resulting in net proceeds of $475,000; and,

•
Gross proceeds of $2,006,137 in connection with a Secured Convertible Debenture entered into with YA Global, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less repayment of the April 1, 2010 promissory note of $500,000, less accrued interest on the promissory note of $6,137, less structuring and due diligence fees of $90,000, resulting in net proceeds of $1,410,000.

Cash provided by financing activities during the six months ended June 2009 was $1.8 million, which resulted from $1.7 million in convertible debt instruments, net of fees, from Y.A. Global, and proceeds received upon exercise of stock options by two former employees totaling $116,000.

As of June 30, 2010, we had a working capital deficiency of $57.2 million, of which $22.3 million relates to the fair value of hybrid and derivative financial instruments, and $21.8 million relates to the carrying value of certain of our debentures and the fair value of the derivative liabilities associated with those debentures and our Series C and D preferred stock.

Significant Liquidity Events

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net income (loss) for the six months ended June 30, 2010 and 2009 was $66.8 million and ($28.5) million, respectively and net cash used by operations during the same period was $3.4 million and $2.7 million, respectively.  At June 30, 2010, we have an accumulated deficit of $212.7 million. We also have a working capital deficit of $57.2 million, of which $44.1 million is related to our financing instruments, including $22.3 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $21.8 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender YA Global Investments, L.P. (“YA Global”) choose not to provide us with capital financing, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately September 15, 2010. We do not have a commitment for any additional financing.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of June 30, 2010, our cash balance was $673,000. NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the convertible debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8.  In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C convertible preferred stock sale, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Subsequent Event

Secured Convertible Debenture - On August 13, 2010, we issued a secured convertible debenture to YA Global in the principal amount of $550,000. The debenture accrues interest at 14% per annum and is payable on the maturity date, July 29, 2012, in cash, or provided that certain equity conditions are satisfied, in shares of common stock. At any time from the closing date until the maturity date, YA Global has the right to convert the convertible debenture into our common stock at the then effective conversion price, which varies relative to the our trading stock price, at the lesser of $0.20 per share, or 95% of the lowest weighted average price of our common stock during the sixty days preceding the conversion date, and adjusts to 50% of the lowest weighted average price of our common stock during the ten days preceding the conversion date, in the event of a default. The conversion is limited such that the YA Global cannot exceed 9.99% ownership, unless they waive their right to such limitation. We have the right to redeem a portion or the entire outstanding note at a 10% premium plus accrued interest. In addition to the debenture, we also issued to YA Global a warrant to purchase 1,000,000 shares of our common stock, for an exercise price of $0.20 per share.

The debenture is secured by certain Pledged Property, as such term is defined in the Security Agreement, dated July 29, 2008, and certain Patent Collateral, as defined in a security agreement (patent), entered into on July 29, 2008. Also on August 13, 2010 our wholly owned subsidiary, NeoMedia Europe AG, became a guarantor of the convertible debenture, and all outstanding prior financing transactions between us and YA Global, through a pledge of their intellectual property and their commitment to pledge their other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral was affirmed through the Second Ratification Agreement which was also executed in connection with this financing.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2010 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2009, which we are in the process of remediating.  Such weaknesses were:

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended June 30, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved)

Not Applicable

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/1996
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/1996
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/1996
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.10	Form of By-laws of DevSys Migration, Inc.		SB-2	3.1	11/25/1996
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.16	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.17	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
3.18	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.19	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/2010
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006
10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007
10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008
10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/2009
10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/2009
10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/2009
10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/2009
10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/2010
10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/2010
10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22	1/11/2010
10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010
10.125	Notification of new trading symbol "NEOMD" beginning May 10, 2010.		8-K		5/11/2010
10.126	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/3/2010
10.127	Secured Convertible Debenture, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/3/2010
10.128	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/3/2010
10.129	Global Warrant Amendment, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.4	6/3/2010
10.130	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	6/3/2010
10.131	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.6	6/3/2010
10.132	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	6/3/2010
10.133	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	6/3/2010

14	Code of Professional Ethics		10-K	14.1	4/3/2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: August 16, 2010	/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer & Principal Accounting Officer