Form 10-Q
period 2010-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2010-11-12
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of the registrant’s Common Stock on November 9, 2010 was 24,551,867.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290	$198
Trade accounts receivable	645	374
Inventories, net of allowance of $127 and $136	112	124
Prepaid expenses and other current assets	224	294
Total current assets	1,271	990

Property and equipment, net	93	129
Goodwill	3,418	3,418
Proprietary software, net	1,580	2,076
Patents and other intangible assets, net	1,798	1,996
Cash surrender value of life insurance policies	698	659
Other long-term assets	186	156
Total assets	$9,044	$9,424

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$346	$558
Taxes payable	2	4
Accrued expenses	8,689	7,292
Deferred revenues and customer prepayments	423	791
Note payable	109	69
Note payable - YA Global	-	500
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	3,904	9,912
Derivative financial instruments - Series C and D preferred stock and debentures payable	23,309	50,985
Debentures payable - carried at amortized cost	14,488	12,523
Debentures payable - carried at fair value	26,805	37,678
Total current liabilities	83,316	125,553

Commitments and contingencies (Note 7)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 8,369 and 8,642 shares issued and outstanding,
liquidation value of $8,369 and $8,642	8,369	8,642
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 25,000 and 0 shares issued and outstanding,
liquidation value of $2,500 and $0	2,500	-

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 24,583,382 and
22,707,093 shares issued and 24,551,867 and 22,675,678 shares
outstanding as of September 30, 2010 and December 31, 2009, respectively	25	23
Additional paid-in capital	153,719	153,059
Accumulated deficit	(237,990)	(276,985)
Accumulated other comprehensive loss	(116)	(89)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(85,141)	(124,771)
Total liabilities and shareholders’ deficit	$9,044	$9,424

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	Three Months Ended
	September 30,	September 30,
	2010	2009

Revenues	$338	$189
Cost of revenues	236	238
Gross profit (deficit)	102	(49)

Sales and marketing expenses	231	149
General and administrative expenses	835	984
Research and development costs	465	330
Impairment of investment	-	261

Operating loss	(1,429)	(1,773)

Loss from change in fair value of hybrid financial instruments	(6,941)	(7,802)
Gain (loss) from change in fair value of derivative liability - warrants	(1,105)	5,800
Loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(15,561)	(8,651)
Interest expense related to convertible debt	(595)	(1,140)

Net loss	(25,631)	(13,566)

Dividends on convertible preferred stock	-	(234)

Net loss attributable to common shareholders	(25,631)	(13,800)

Comprehensive loss:
Net loss	(25,631)	(13,566)
Other comprehensive income (loss) - foreign currency translation adjustment	23	(7)

Comprehensive loss	$(25,608)	$(13,573)

Net loss per share, basic and diluted	$(1.13)	$(0.70)

Weighted average number of common shares	22,678,877	19,578,409

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Revenues	$1,206	$815
Cost of revenues	830	1,046
Gross profit (deficit)	376	(231)

Sales and marketing expenses	812	613
General and administrative expenses	2,971	2,770
Research and development costs	1,166	1,004
Impairment of investment	-	261

Operating loss	(4,573)	(4,879)

Loss on extinguishment of debt	(6,006)	-
Gain (loss) from change in fair value of hybrid financial instruments	12,611	(7,490)
Gain (loss) from change in fair value of derivative liability - warrants	9,751	(6,602)
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	31,263	(18,327)
Interest expense related to convertible debt	(1,551)	(4,803)

Net income (loss)	41,495	(42,101)

Dividends on convertible preferred stock	(2,500)	(977)

Net income (loss) attributable to common shareholders	38,995	(43,078)

Comprehensive income (loss):
Net income (loss)	41,495	(42,101)
Other comprehensive income (loss) - foreign currency translation adjustment	(27)	(86)

Comprehensive income (loss)	$41,468	$(42,187)

Net income (loss) per share, basic and diluted:
Basic	$1.74	$(2.51)
Fully diluted	$(0.02)	$(2.51)

Weighted average number of common shares:
Basic	22,470,014	17,132,131
Fully diluted	301,266,858	17,132,131

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Deficit (Unaudited)
(in thousands, except share data)

				Accumulated Other
	Common Stock		Additional	Comprehensive Income	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	(Loss)	Deficit	Shares	Amount	Shareholders' Deficit
Balance, December 31, 2009, as previously reported	22,675,678	$22,676	$130,406	$(89)	$(276,985)	2,012	$(779)	$(124,771)

Effect of 1 for 100 share reverse stock split and change in par value	-	(22,653)	22,653	-	-	-	-	-
Balance, December 31, 2009, after retroactive adjustment	22,675,678	23	153,059	(89)	(276,985)	2,012	(779)	(124,771)

Shares issued to YA Global on conversion of Series C convertible preferred stock	1,876,289	2	522	-	-	-	-	524

Deemed dividend on Series D Preferred Stock issued to YA Global	-	-	-	-	(2,500)	-	-	(2,500)

Stock-based compensation expense	-	-	138	-	-	-	-	138

Comprehensive income - foreign currency translation adjustment	-	-	-	(27)	-	-	-	(27)

Net income	-	-	-	-	41,495	-	-	41,495
Balance, September 30, 2010	24,551,967	$25	$153,719	$(116)	$(237,990)	2,012	$(779)	$(85,141)

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$41,495	$(42,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	757	760
Impairment of investment	-	261
Loss on extinguishment of debt	6,006	-
(Gain) loss from change in fair value of hybrid financial instruments	(12,611)	7,490
(Gain) loss from change in fair value of derivative liability - warrants	(9,751)	6,602
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(31,263)	18,327
Interest expense related to convertible debt	1,551	4,803
Stock-based compensation expense	138	280
Increase in value of life insurance policies	(39)	(151)

Changes in operating assets and liabilities
Trade and other accounts receivable	(271)	56
Inventories	12	(70)
Prepaid expenses and other assets	40	136
Accounts payable and accrued liabilities	(351)	(55)
Deferred revenue and other current liabilities	(367)	(178)
Net cash used in operating activities	(4,654)	(3,840)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(13)	(65)
Net cash used in investing activities	(13)	(65)

Cash Flows from Financing Activities:
Proceeds from issuance of Series D convertible preferred stock	2,500	-
Costs attributed to issuance of Series D convertible preferred stock	(100)	-
Repayment of note payable - YA Global	(500)	-
Borrowings under convertible debt instruments, net	2,865	2,610
Net proceeds from exercise of stock options	-	116
Net cash provided by financing activities	4,765	2,726

Effect of exchange rate changes on cash	(6)	(6)

Net increase (decrease) in cash and cash equivalents	92	(1,185)

Cash and cash equivalents, beginning of period	198	1,259
Cash and cash equivalents, end of period	$290	$74

Supplemental cash flow information:
Interest paid during the period	$1	$3
Accretion of dividends on Series C Convertible Preferred Stock	$-	$977
Series C Convertible Preferred Stock converted to common stock	$273	$9,285
Deemed dividend on Series D Convertible Preferred Stock issued	$2,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - General

Business - NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is the innovator and global market leader in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia harnesses the power of the mobile phone with state-of-the art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions. We believe that combining this technology with analytics and reporting capabilities improves the way advertisers market to mobile consumers.

As a technology pioneer in the global mobile barcode industry, our suite of products, services and IP portfolio allows us to offer a comprehensive end-to-end mobile barcode solution.  We offer barcode management and infrastructure technology solutions, barcode reader solutions and IP licensing, as well as mobile couponing and ticketing products and services. NeoMedia has been a pioneer in the mobile barcode field, since the mid 1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile barcode implementations.  We have an IP portfolio currently consisting of over sixty (60) issued and pending patents.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (“US GAAP”), which contemplate our continuation as a going concern.  Net income (loss) for the nine months ended September 30, 2010 and 2009 was $41.5 million and ($42.1) million, respectively and net cash used by operations during the same periods was $4.7 million and $3.8 million, respectively.  During 2010 and 2009, $53.6 million of net income and $32.4 million of net loss was attributed to the change in fair values of hybrid financial instruments and derivative liabilities. At September 30, 2010, we have an accumulated deficit of $238.0 million. We also have a working capital deficit of $82.0 million, of which $68.5 million is related to our financing instruments, including $30.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $37.8 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot attempt to predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with capital financing, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately November 30, 2010. We currently do not have any commitments for additional financing.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements as of December 31, 2009 and 2008, and for the years then ended, including notes thereto in the Company’s Form 10-K.

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

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the nine months ended September 30, 2010, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation. During the three months ended September 30, 2010, and the three and nine months ended September 30, 2009, we reported a net loss per share, and as such, basic and diluted loss per share were equivalent. We excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities were anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands except share and per share data)
Numerator:
Net income (loss)	$(25,631)	$(13,566)	$41,495	$(42,101)
Adjustments to reconcile net income (loss) to income (loss) applicable to common stockholders:
Accretion of preferred stock dividends	-	(234)	(2,500)	(977)
Numerator for basic earnings per share - income available to common stockholders	$(25,631)	$(13,800)	$38,995	$(43,078)

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability-Series C and D preferred stock and debentures	-	-	(31,263)	-
Adjustment for change in fair value of derivative liability- warrants	-	-	(9,751)	-
Adjustment for loss on extinguishment of debt (excluding non-dilutive instrument)	-	-	5,643	-
Adjustment for change in fair value of hybrid financial instruments	-	-	(12,611)	-
Adjustment for interest expense related to convertible debt (excluding non-dilutive instrument)	-	-	1,515	-
	-	-	(46,467)	-
Numerator for diluted earnings per share-income available for common stockholders after assumed conversions of debentures and exercise of warrants	$(25,631)	$(13,800)	$(7,472)	$(43,078)

Denominator:
Weighted average shares used to compute basic EPS	22,678,877	19,578,409	22,470,014	17,132,131
Effect of dilutive securities:
Employee stock options			99,337	-
Convertible debentures			204,313,469	-
Convertible preferred stock			74,384,038	-
Dilutive potential common shares	-	-	278,796,844	-

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	22,678,877	19,578,409	301,266,858	17,132,131

Basic net income (loss) per share	$(1.13)	$(0.70)	$1.74	$(2.51)
Fully diluted loss per share	$(1.13)	$(0.70)	$(0.02)	$(2.51)

As shown on the accompanying condensed consolidated statements of operations, our loss on extinguishment of debt for the nine months ended September 30, 2010 was approximately $6.0 million; however, the table above does not reflect losses of approximately $363,000 related to the extinguishment of the April 2010 promissory note since that note was not a dilutive instrument.

The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options, warrants, convertible debt and convertible preferred securities for the three and nine months ended September 30, 2010 and 2009, are anti-dilutive and therefore have been excluded from diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	1,099,557	952,635	823,171	945,612
Warrants	17,621,125	10,061,958	14,412,242	10,061,958
Convertible debt	213,076,644	64,929,363	-	62,155,934
Convertible preferred stock	74,698,729	19,222,062	-	21,343,582
	306,496,055	95,166,018	15,235,413	94,507,086

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

ASU No. 2010-22	August 2010	Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update)

ASU No. 2010-23	August 2010	Health Care Entities (Topic 954): Measuring Charity Care for Disclosure—a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-24	August 2010	Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-25	September 2010	Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-26	October 2010	Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)

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

Note 4 – Financing

At September 30, 2010, our financing transactions with YA Global, an accredited investor, included shares of our Series C Convertible Preferred Stock issued in February 2006, Series D Convertible Redeemable Preferred Stock issued in January 2010, a series of seventeen secured convertible debentures issued between August 2006 and September 2010 and various warrants to purchase shares of our common stock.

2010 Financing Transactions - On January 5, 2010, we entered into an investment agreement with YA Global which included (i) the issuance to YA Global of 25,000 shares of our $100 Series D Convertible Redeemable Preferred Stock (ii) the modification of the conversion terms of all of our outstanding secured convertible debentures and extension of their maturity dates to July 29, 2012 (iii) issuance of additional warrants to acquire 225,000 shares of our common stock and, (iv) modification of the terms of three outstanding warrants to acquire a total of 350,000 shares of our common stock. The gross amount of this transaction was $2.5 million and we received net proceeds of $1.9 million after fees of $100,000 and the redemption of a $500,000 promissory note issued to YA Global on December 23, 2009.

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

On May 27, 2010, we entered into a Securities Purchase Agreement to issue and sell a secured convertible debenture to YA Global in the principal amount of $2.0 million and we also entered into an agreement which amended certain terms of all previously issued and outstanding warrants between us and YA Global which changed the ownership limitation provision from 4.99% to 9.99%. On August 13, 2010 and September 29, 2010, we entered into additional Securities Purchase Agreements to issue and sell secured convertible debentures to YA Global in the principal amounts of $550,000 and $475,000.  In conjunction with the convertible debentures, we also issued warrants to YA Global to purchase 1,000,000 and 750,000 shares of common stock, respectively, for an exercise price of $0.20 per share for a period of five years.  Additional details related to these financings are disclosed below.

Subsequent to September 30, 2010, we entered into a Securities Purchase Agreement to issue and sell a secured convertible debenture to YA Global in the principal amount of $400,000.  The debenture, dated October 28, 2010, is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.20 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012. In conjunction with the convertible debenture, we also issued a warrant to YA Global to purchase 600,000 shares of common stock for an exercise price of $0.20 per share for a period of five years.

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

The Series D Preferred is a hybrid financial instrument that embodies the risks and rewards typically associated with both equity and debt instruments. Accordingly, we are required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. We determined that the Preferred Stock is generally more akin to a debt-type contract, principally due to its variable conversion price and redemption features. This determination is subjective. However, in complying with the guidance provided in FASB ASC 815, we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series D Preferred was more akin to a debt instrument for purposes of considering the clear and close relationship of the embedded derivative features to the host contract. The principal accounting concept requires bifurcation in these instances when the embedded feature and the host contract have risks that are not clearly and closely related. Certain exemptions to this rule, such as the traditional conventional convertible exemption and the common-indexed exemption were not available to us because the Preferred Stock is not indexed, as that term is defined, only to our common stock. Accordingly, the conversion feature, along with certain other features that have risks of equity, required bifurcation and classification in liabilities as a compound embedded derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and on an ongoing basis.

As discussed in further detail below, the initial allocation of the basis in the Series D Preferred financing transaction resulted in no basis being ascribed to the redeemable preferred stock. According to FASB ASC 480-10, Distinguishing Liabilities from Equity, if the security is not currently redeemable and it is not probable that the security will be become redeemable, accretion to face value is not necessary.  The Series D Preferred is convertible upon inception and there was no persuasive evidence that the Preferred Stock would not be redeemed.  Based on this information, redemption could not be considered “not probable” of occurring and accretion was necessary. Redeemable preferred stock may be accreted to its redemption value through periodic charges to retained earnings or over the period from the date of issuance to the earliest redemption date. Because there was no term of redemption embodied in the contract, the issuance date was considered the earliest possible redemption date. As a result, a day-one deemed dividend of $2.5 million was recorded to accrete the Series D Preferred to its redemption value.

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

Series C Convertible Preferred Stock - On February 17, 2006, we issued 22,000 shares of $1,000 Series C 8% Convertible Preferred Stock, with a face value of $22.0 million, to YA Global. The Series C Preferred Stock was originally convertible into shares of common stock at the lower of $2.00 per share and 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. On January 5, 2010, we entered into an amendment to the Series C Convertible Preferred Stock, which modified the conversion provisions to increase the look-back period in the variable conversion rate calculation to 125 days.

On September 15, 2010, YA Global converted 273 shares of our Series C preferred stock into 1,876,289 shares of our common stock. As of September 30, 2010, YA Global has converted a total of 13,631 shares of the original 22,000 shares of Series C Preferred stock into 12,240,428 share of our common stock, leaving 8,369 shares of Series C Preferred stock with a face value of $8.4 million outstanding.

Secured Convertible Debentures - The underlying agreements for each of the seventeen debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership, unless the holder waives their right to such limitation. All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010 our wholly owned subsidiary, NeoMedia Europe AG, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010 financings.

As discussed above, on January 5, 2010, the terms of all of the prior debentures were modified to extend the stated maturity date to July 29, 2012.  The January 5, 2010 amendments also increased the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days and increased the fixed portion of the conversion price for certain of the debentures from $1.00 to $2.00 per share.

On May 27, 2010, we entered into a Securities Purchase Agreement to issue and sell a secured convertible debenture to YA Global in the principal amount of $2.0 million. The debenture bears interest at 14% and matures on July 29, 2012. The debenture provided net proceeds of $1.4 million after payment of $90,000 in fees and the use of $506,137 to repay the outstanding principal and interest on a promissory note dated April 1, 2010 owed to YA Global. In addition to the debenture, we also issued a warrant to YA Global to purchase 5,000,000 shares of common stock for an exercise price of $0.30 per share for a period of five years.  We have the right to redeem a portion or all amounts outstanding under the debenture at a redemption premium of 10%, plus accrued interest. YA Global may require cash redemption of all or a portion of the debenture at any time after August 26, 2010.

On August 13, 2010 and September 29, 2010, we entered into Securities Purchase Agreements to issue and sell secured convertible debentures to YA Global in the principal amount of $550,000 and $475,000, respectively. The debentures bear interest at 14% and mature on July 29, 2012. The debentures provided net proceeds of $980,000 after payment of $45,000 in fees. In addition to the August 13, 2010 and September 29, 2010 debentures, we also issued warrants to YA Global to purchase 1,000,000 and 750,000 shares of common stock, respectively, for an exercise price of $0.20 per share for a period of five years.  We have the right to redeem a portion or all amounts outstanding under the debenture at a redemption premium of 10%, plus accrued interest.

At inception, a summary of the allocation of the components of the new debentures and warrants issued this quarter was as follows:

	August 13, 2010 Convertible Debenture	September 29, 2010 Convertible Debenture
	(in thousands)

Gross proceeds	$(550)	$(475)
Structuring and due diligence fee	20	25
	$(530)	$(450)

Derivative liabilities:
Investor warrants	$(233)	$(167)
Compound derivative	(704)	(493)
Total derivative liabilities	(937)	(660)

Day one derivative loss	407	210
Convertible debenture-initial carrying value	-	-
	$(530)	$(450)

The compound derivatives were valued using the Monte Carlo Simulation valuation method. Significant assumptions used to value the compound derivatives as of inception of the financings included exercise estimates/behaviors and the following significant estimates:

	August 13, 2010 Embedded Conversion Feature	September 29, 2010 Embedded Conversion Feature

Conversion price	$0.1425	$0.1520
Equivalent volatility	181%	166%
Equivalent interest risk	13.12%	13.30%
Equivalent credit risk	8.13%	7.79%

The warrants are valued using the Black-Scholes-Merton valuation methodology. Significant assumptions used to value the warrants as of their inception included the following significant estimates:

	August 13, 2010 Warrants	September 29, 2010 Warrants

Exercise price	$0.20	$0.20
Expected life	5 years	5 years
Estimated volatility	156%	155%
Risk free rate of return	1.47%	1.27%
Dividend yield	—	—

For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the term of the warrants and volatility is based upon our expected stock price volatility over the term of the warrants.

The table below summarizes the significant terms of each of the debentures as of September 30, 2010:

					Conversion Price – Lower of Fixed Price or Percentage of
				Default	VWAP for Preceding Period
	Face		Interest	Interest	Fixed		Default	Preceding
Debenture Issue Date	Amount	Maturity	Rate	Rate	Price	%	%	Period

August 24, 2006	$5,000,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
December 29, 2006	$2,500,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
March 27, 2007	$7,458,651	7/29/2012	13%	n/a	$2.00	90%	n/a	125 Days
August 24, 2007	$1,775,000	7/29/2012	14%	n/a	$2.00	80%	n/a	125 Days
April 11, 2008	$390,000	7/29/2012	15%	24%	$1.50	80%	75%	125 Days
May 16, 2008	$500,000	7/29/2012	15%	24%	$1.50	80%	50%	125 Days
May 29, 2008	$790,000	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 10, 2008	$137,750	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 29, 2008	$2,325,000	7/29/2012	14%	24%	$2.00	95%	50%	125 Days
October 28, 2008	$2,325,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 1, 2009	$294,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
June 5, 2009	$715,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
July 15, 2009	$535,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
August 14, 2009	$475,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 27, 2010	$2,006,137	7/29/2012	14%	20%	$0.30	95%	50%	60 Days
August 13, 2010	$550,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
September 29, 2010	$475,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days

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

Fair Value Considerations - In accordance with FASB ASC 815, Derivatives and Hedging, we determined that the conversion features of the Series C and Series D Convertible Preferred Stock, and the August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010 and September 2010 Debentures met the criteria of embedded derivatives and that the conversion features of these instruments required bifurcation and accounting as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income each period. As permitted by FASB ASC 815-15-25, Recognition of Embedded Derivatives, we elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly, these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the Debentures charged or credited to income each period.

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

Embedded Derivative Instruments – Series C and Series D Preferred Stock and August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010 and September 2010 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FASB ASC 815, the compound embedded derivative instruments are valued using the Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

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

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of September 30, 2010 included exercise estimates/behaviors and the following other significant estimates:

		Remaining		Equivalent	Equivalent
	Conversion	Term	Equivalent	Interest-Risk	Credit-Risk
	Prices	(years)	Volatility	Adjusted Rate	Adjusted Rate

Series C Convertible Preferred Stock	$0.15	1.83	166%	7.60%	7.79%
Series D Convertible Preferred Stock	$0.15	1.83	166%	7.60%	7.79%

August 24, 2006	$0.14	1.83	166%	9.50%	7.79%
December 29, 2006	$0.14	1.83	166%	9.50%	7.79%
July 10, 2008	$0.12	1.83	166%	13.03%	7.79%
July 29, 2008	$0.14	1.83	166%	13.03%	7.79%
October 28, 2008	$0.14	1.83	166%	13.03%	7.79%
May 1, 2009	$0.14	1.83	166%	13.03%	7.79%
June 5, 2009	$0.14	1.83	166%	13.03%	7.79%
July 15, 2009	$0.14	1.83	166%	13.03%	7.79%
August 14, 2009	$0.14	1.83	166%	13.03%	7.79%
May 27, 2010	$0.15	1.83	166%	13.03%	7.79%
August 13, 2010	$0.15	1.83	166%	13.03%	7.79%
September 29, 2010	$0.15	1.83	166%	13.03%	7.79%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On September 30, 2010, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25).

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

Subsequent to the January 5, 2010 amendment, the shares indexed to the debentures issued prior to that date were calculated using the variable conversion price based on the 125 day look-back period and the present value of the coupon from inception of the debentures to the revised maturity date of July 29, 2012.

Current Period Valuations - For the Series C Preferred Stock and the August 2006 and December 2006 debentures, due to our previous default position with respect to these instruments, the carrying value of each instrument in effect as of December 31, 2006 was written up to its full face value during the fourth quarter of 2006. For these instruments and the Series D Convertible Preferred Stock and the July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010 and September 2010 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked-to-market each reporting period.

The March 2007, August 2007, April 2008 and May 2008 debentures were each initially recorded at their full fair value pursuant to FASB ASC 815-15-25. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

On January 5, 2010, the terms of all of the debentures issued prior to that date were modified to increase the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days and to extend the stated maturity date to July 29, 2012, which increased our future anticipated cash flows related to those instruments.  Because that increase exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as an extinguishment. Accordingly, the original convertible debentures were considered extinguished and the revised convertible debentures were recorded at their fair value, resulting in an extinguishment loss of approximately ($5.6) million.

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

For our Series C and Series D Convertible Preferred Stock and convertible debentures, the following table reflects the face value of the instruments and, as appropriate, either their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative or, for those debentures recorded in their entirety at fair value, their fair value, as well as for each of the instruments and the number of common shares (in thousands) into which the instruments are convertible as of September 30, 2010 and December 31, 2009:

			Embedded		Common
September 30, 2010	Face	Carrying	Conversion		Stock
	Value	Value	Feature	Fair Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,369	$8,369	$5,435	$-	57,517
Series D Convertible Preferred Stock	$2,500	$2,500	1,624	-	17,182

August 24, 2006	$5,000	$5,000	4,449	-	50,025
December 29, 2006	2,500	2,500	2,287	-	25,011
March 27, 2007	7,459	-	-	17,749	55,249
August 24, 2007	1,775	-	-	4,612	14,792
April 11, 2008	390	-	-	1,037	3,250
May 16 ,2008	500	-	-	1,322	4,167
May 29, 2008	790	-	-	2,085	6,583
July 10, 2008	138	138	174	-	1,537
July 29, 2008	2,325	2,325	2,084	-	21,298
October 23, 2008	2,325	2,325	2,096	-	20,721
May 1, 2009	294	294	236	-	2,628
June 5, 2009	715	660	684	-	5,952
July 15, 2009	535	535	494	-	4,401
August 14, 2009	475	475	439	-	3,869
May 27, 2010	2,006	223	2,233	-	13,836
August 13, 2010	550	8	581	-	3,685
September 29, 2010	475	5	493	-	3,126
Total	$28,252	$14,488	$23,309	$26,805	314,829

			Embedded		Common
December 31, 2009	Face	Carrying	Conversion		Stock
	Value	Value	Feature	Fair Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,642	$8,642	$16,397	$-	22,158

August 24, 2006	$5,000	$5,000	14,131	-	13,889
December 29, 2006	2,500	2,500	6,926	-	9,260
March 27, 2007	7,459	-	-	25,046	20,718
August 24, 2007	1,775	-	-	6,573	5,547
April 11, 2008	390	-	-	1,412	1,219
May 16 ,2008	500	-	-	1,803	1,563
May 29, 2008	790	-	-	2,844	2,469
July 10, 2008	137	127	337	-	430
July 29, 2008	2,325	2,109	4,618	-	6,118
October 28, 2008	2,325	2,130	4,594	-	6,118
May 1, 2009	294	120	580	-	774
June 5, 2009	715	71	1,410	-	1,882
July 15, 2009	535	253	1,056	-	1,408
August 14, 2009	475	213	936	-	1,250
Total	$25,220	$12,523	$50,985	$37,678	94,803

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our trading common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D Preferred Stock was convertible as of September 30, 2010 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of September 30, 2010 was calculated as the face value of each instrument divided by the variable conversion price using a 125 day look-back period.

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

The changes in fair value of these hybrid financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

March 27, 2007	$(4,587)	$(5,272)	$8,218	$(5,382)
August 24, 2007	(1,223)	(1,388)	2,216	(1,232)
April 11, 2008	(263)	(264)	505	(215)
May 16, 2008	(336)	(341)	648	(257)
May 29, 2008	(532)	(537)	1,024	(404)
Gain (loss) from changes in fair value of hybrid instruments	$(6,941)	$(7,802)	$12,611	$(7,490)

The carrying value of our liability for convertible instruments carried at fair value decreased $10.9 million during the nine month period from December 31, 2009 to September 30, 2010. However, the fair values of these liabilities decreased $12.6 million. The difference between the change in carrying value and change in fair value is an extinguishment loss of $1.7 million resulting from the January 5, 2010 amendment.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statement of operations.

The changes in fair value of these derivative financial instruments were as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$(4,827)	$(1,837)	$10,709	$(13,226)
Series D Convertible Preferred Stock	(1,375)	-	2,927	-

August 24, 2006	(2,922)	(3,001)	10,158	(2,382)
December 29, 2006	(1,525)	(1,323)	4,878	(1,034)
July 10, 2008	(92)	(59)	236	(42)
July 29, 2008	(1,285)	(726)	3,087	(365)
October 28, 2008	(1,282)	(699)	2,810	(410)
April 6, 2009	-	(167)	-	(88)
May 1, 2009	(149)	(167)	423	(200)
June 5, 2009	(357)	(218)	831	(126)
July 15, 2009	(295)	(235)	695	(235)
August 14, 2009	(261)	(219)	604	(219)
May 27, 2010	(696)	-	(271)	-
August 13, 2010	122	-	122	-
September 29, 2010	-	-	-	-
	(14,944)	(8,651)	37,209	$(18,327)
Less: Day-one loss from Series D Convertible Preferred financing	-	-	(4,582)	-
Less: Day-one loss from May 27, 2010 financing	-	-	(747)	-
Less: Day-one loss from August 13, 2010 financing	(407)	-	(407)	-
Less: Day-one loss from September 29, 2010 financing	(210)	-	(210)	-
Gain (loss) from change in fair value of derivative liability	$(15,561)	$(8,651)	$31,263	$(18,327)

The carrying value of the derivative liabilities-Series C and Series D preferred stock and debentures increased $15.8 million during the three months ended September 30, 2010 resulting from (i) $14.9 million increase in the fair value of the derivative liability, as shown in the table above, (ii) conversion of a portion of the Series C Preferred Stock resulting in a reduction of $253,000 and (iii) an increase of $703,000 and $493,000 due to the inception date fair value of the derivative liabilities resulting from the August 13, 2010 and September 29, 2010 financings, respectively.

The carrying value of the derivative liabilities-Series C and Series D preferred stock and debentures decreased $27.7 million for the nine months ended September 30, 2010 due to (i) $ 37.2 million reduction in the derivative liability fair value, as provided above, (ii) conversion of a portion of the Series C Preferred Stock resulting in a reduction of $253,000 (iii) increases of $4.5 million, $2.0 million, $703,000 and $493,000 due to the inception date fair value of the derivative liabilities resulting from the Series D Preferred Stock and the May 27, 2010, August 13, 2010 and September 29, 2010 financings, respectively and iv) an increase of $2.1 resulting from a loss on extinguishment due to the January 5, 2010 modification mentioned above.

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

The January 5, 2010 investment agreement with YA Global amended the exercise price of warrants indexed to 350,000 shares of common stock, which were issued in July 2008. Due to down-round anti-dilution provisions, the exercise price of the warrants prior to the amendment was based on the lowest conversion price of convertible debentures issued subsequent to July 2008; however, the amendment fixed the exercise price at $1.00, subject to subsequent adjustment for anti-dilution, resulting in an approximate decrease in fair value of $3,500.

In connection with the January 5, 2010 investment agreement, we also issued to YA Global warrants to purchase 225,000 shares of our common stock at an exercise price of $1.00, expiring after seven years. These warrants were accounted for as a derivative liability and their fair value at inception was approximately $2.4 million.

The following table summarizes the warrants outstanding (in thousands) and their fair value:

	September 30,	December 31,		September 30,		December 31,
	2010	2009		2010		2009
	Exercise	Exercise	Expiration		Fair		Fair
	Price	Price	Date	Warrants	Value	Warrants	Value
				(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$0.12	$0.32	2/17/2011	450	$96	750	$712
Series D Convertible Preferred Stock	0.43	—	1/5/2017	2,250	499	—	—

August 24, 2006	0.12	0.32	8/24/2011	1,750	285	1,750	1,697
December 29, 2006	0.12	0.32	12/29/2011	420	76	420	412
March 27, 2007	0.12	0.32	3/27/2012	1,250	226	1,250	1,238
August 24, 2007	0.12	0.32	8/24/2012	750	155	750	750
May 16, 2008	0.12	0.32	5/16/2015	75	17	75	77
May 29, 2008	0.12	0.32	5/29/2015	500	112	500	515
July 29, 2008	0.14	0.95	7/29/2015	1,000	223	1,000	1,000
July 29, 2008	0.43	0.95	7/29/2015	3,500	735	3,500	3,500
May 27, 2010	0.28	—	5/27/2015	5,000	1,091	—	—
August 13, 2010	0.20	—	8/13/2015	1,000	222	—	—
September 29, 2010	0.20	—	9/29/2015	750	167	—	—
Other warrants	1.10	$1.10- $3.50	1/16/2011	1	—	67	11
			Total	18,696	$3,904	10,062	$9,912

The warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of September 30, 2010 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 102% to 185%, and risk-free rates of return of 0.16% to 1.91%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations.

The changes in the fair value of the warrants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Series C Convertible Preferred Stock	$(29)	$389	$616	$(517)
Series D Convertible Preferred Stock	(157)	-	1,931	-

August 24, 2006	(96)	980	1,412	(1,120)
December 29, 2006	(21)	231	336	(273)
March 27, 2007	(62)	688	1,012	(813)
August 24, 2007	(49)	420	595	(487)
May 16, 2008	(6)	46	60	(50)
May 28, 2008	(38)	305	403	(330)
July 29, 2008	(294)	2,700	3,542	(2,998)
May 27, 2010	(364)	-	(178)	-
August 13, 2010	11	-	11	-
September 29, 2010	-	-	-	-
Other warrants	-	41	11	(14)
Total	$(1,105)	$5,800	$9,751	$(6,602)

The carrying value of warrants increased $1.5 million during the three month period from June 30, 2010 to September 30, 2010 due to the issuance of warrants on August 13, 2010 and September 29, 2010 with a fair value of $233,000 and $167,000, respectively, in addition to warrant fair value adjustments of $1.1 million as shown in the table above.

The carrying value of warrants decreased approximately $6.0 million during the nine month period from December 31, 2009 to September 30, 2010 as described in the table above. This decrease was due to (i) a reduction in the warrant fair value of $9.7 million as described in the table below and (ii) the issuance of warrants on January 5, 2010, May 27, 2010, August 13, 2010 and September 29, 2010 with a fair value of $2.4 million, $912,000, $233,000 and $167,000, respectively, totaling $3.7 million. Accordingly, the difference between the change in the carrying value of the warrants and the gain from the change in fair value of the warrant derivative liability is $3.7 million.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three and nine months ended September 30, 2010:

	Compound
	Embedded	Warrant
	Derivatives	Derivatives	Total

Beginning balance, December 31, 2009:	$50,985	$9,912	$60,897

Issuances:
January 5, 2010	4,551	2,431	6,982

Extinguished:	2,076	-	2,076

Fair value adjustments:
Compound embedded derivatives	(44,761)	-	(44,761)
Warrant derivatives	-	(6,551)	(6,551)

Ending balance, March 31, 2010	$12,851	$5,792	$18,643

Issuances:
May 27, 2010	1,964	912	2,876

Fair value adjustments:
Compound embedded derivatives	(7,393)	-	(7,393)
Warrant derivatives	-	(4,305)	(4,305)
Ending balance, June 30, 2010	$7,422	$2,399	$9,821

Issuances:
August 13, 2010	704	233	937
September 29, 2010	493	167	660

Conversions:
Series C Convertible Preferred Stock	(255)	-	(255)

Fair value adjustments:
Compound embedded derivatives	14,945	-	14,945
Warrant derivatives	-	1,105	1,105
Ending balance, September 30, 2010	$23,309	$3,904	$27,213

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

Note 5 – Stock-Based Compensation

A total of 220,000 stock options were issued to employees during the nine months ended September 30, 2010, exercisable at strike prices ranging from $0.199 to $0.205 per share. A total of 282,860 stock options were issued to employees during the nine months ended September 30, 2009 exercising at strike prices ranging from $1.00 to $2.00 per share.

The grant date fair values of the options issued during the nine months ended September 30, 2010 and 2009 were $21,100 and $184,000, respectively, which amount is being recognized over the vesting period of the options. Total stock-based compensation expense recorded in the statement of operations was $40,200 and $103,000, for the three months ended September 30, 2010 and 2009, and $137,700 and $280,000 for the nine months ended September 30, 2010 and 2009, respectively.

We used the following assumptions to value the stock options granted during the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Volatility	145% - 210%	138% - 282%
Expected dividends	-	-
Expected term (in years)	6.5	5.6
Risk-free rate	1.85% - 2.68%	0.50%

A summary of the transactions during the nine months ended September 30, 2010 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2009	946	$2.00
Granted	220	$0.20
Exercised	-	$-
Forfeited	(106)	$2.29
Outstanding at September 30, 2010	1,060	$1.79	$8	6.0
Exercisable at September 30, 2010	787	$2.25	$1	7.1

A summary of the status of our non-vested options as of September 30, 2010 and changes during the three and nine months ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2009	249	$1.00
Granted	220	$0.20
Vested	(154)	$1.02
Forfeited	(42)	$0.49
Nonvested at September 30, 2010	273	$1.81

The following table summarizes information about our stock options outstanding at September 30, 2010:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.20 to $4.70	993	8.0	$1.27	720	$1.57
$5.00 to $10.00	44	4.6	$7.61	44	$7.61
$12.50	20	4.8	$12.50	20	$12.50
$17.50	3	5.4	$17.50	3	$17.50
	1,060	6.0	$1.79	787	$2.25

There were no stock options exercised during the nine months ended September 30, 2010. During the nine months ended September 30, 2009 options to purchase 116,000 shares of our common stock were exercised. The exercise price of these options was $1.00 per share, providing us with proceeds of $116,000.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)

Accruals for disputed services	$2,318	$2,318
Accrued operating expenses	1,671	1,702
Accrued payroll related expenses	198	158
Accrued interest	4,502	3,114
Total	$8,689	$7,292

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

Ephrian Saguy, iPoint – media, plc. and iPoint – media, Ltd. – On or around March 5, 2008, we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint, and investment in us by YA Global. We have entered into an assignment agreement with YA Global and have retained legal counsel in Israel to represent us. The Company plans to vigorously defend this lawsuit.

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

The Webb Law firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our U.S. Patent No. 6,199,048; System and Method for Automatic Access of a Remote Computer over a Network (“the ‘048 patent”). The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. Although the 048 patent is an important NeoMedia patent, we have a broad portfolio consisting of U.S. and foreign patents and pending applications relating to various inventions surrounding the processing of machine readable codes over wireless networks. At this time the USPTO has not granted the request for reexamination.

Note 8 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net revenues and net income (loss) for the three and nine months ended September 30, 2010 and 2009, and the identifiable assets as of September 30, 2010 and December 31, 2009 by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue:
United States	$297	$73	$922	$228
Germany	41	116	284	587
Total	$338	$189	$1,206	$815

Net income (loss):
United States	$(25,160)	$(13,246)	$42,673	$(40,998)
Germany	(471)	(320)	(1,178)	(1,103)
Total	$(25,631)	$(13,566)	$41,495	$(42,101)

			September 30,	December 31,
			2010	2009
Identifiable assets:
United States			$8,574	$8,738
Germany			470	686
Total			$9,044	$9,424

Note 9 – Changes in Management Team and Transactions with Related Parties

On October 19, 2010, Ms. Laura A. Marriott was appointed as our acting Chairperson of the Board of Directors and Acting Chief Executive Officer, both effective on October 8, 2010. Ms. Marriot was also appointed as a member of the Compensation Committee and Stock Option Committee of the Board of Directors. Ms. Marriott previously served as a member of our Board of Directors.

Ms. Marriott agreed to forego the compensation offered to a non-employee Chairperson of the Board of Directors and has instead agreed to be compensated in the same manner as a member of the Board including, without limitation, a retainer amount equal to $16,000 per annum plus $4,000 per quarterly and annual meeting. For her services as a member of the Compensation Committee and Stock Option Committee she is eligible to earn, without limitation, $5,000 per annum. During 2010, Ms. Marriott has provided marketing and business development consulting services to us on a per-diem basis. Through September 30, 2010 she has been paid approximately $75,000 for those services. Ms. Marriott’s fees for her services as Acting Chief Executive Officer will total approximately $63,000 for the period from October 8, 2010 through December 31, 2010. If a Chief Executive Officer has not been hired by January 1, 2011, Ms. Marriott’s consulting fees will continue at a rate of $24,000 per month.

On October 19, 2011, we also named a member of the Board of Directors, Mr. George G. O’Leary, as acting Chief Operating Officer. Mr. O’Leary’s compensation as a member of the Board was unchanged. In addition to his compensation as a member of our Board of Directors, we have paid to him $10,300 through September 30, 2010 as compensation in the form of consulting fees for other services. We anticipate that we will pay additional consulting fees to Mr. O’Leary for his services as our Chief Operating Officer, approximately $17,000 for the period from October 19, 2010 through December 31, 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is the innovator and global market leader in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia harnesses the power of the mobile phone in a whole new way with state-of-the art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions. As the leading technology pioneer in the global mobile barcode industry, our suite of products, services and IP portfolio makes us the only provider able to offer a comprehensive end-to-end mobile barcode solution.  We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing and ticketing products and services.  Our current customers include handset manufacturers, platform providers, brands and agencies looking to offer innovative mobile barcode solutions to their customer base.  NeoMedia offers ‘one stop’ for all of our customers’ mobile barcode needs.

NeoMedia provides a full end-to-end solution for global mobile 2D barcode implementations.  NeoMedia is able to provide comprehensive solutions for mobile barcode creation, management, resolution, and data reporting as well as mobile coupon, ticketing and hardware scanning solutions.  This comprehensive offering is unlike any other provider in the marketplace. NeoMedia has been a pioneer in the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile barcode implementations.  We have an IP portfolio currently consisting of over sixty (60) issued and pending patents.  We are willing and able to license our IP and platforms to the entire ecosystem, including competitors, to facilitate the growth of the mobile barcode ecosystem world-wide.  We have also worked closely with the standards bodies to help overcome the hurdles to full market development and will continue to do so.  Brands are interested in scale and are not interested in proprietary solutions.  We promote an open and interoperable approach to the market to empower the mobile ecosystem.

The market for barcode services is rapidly developing in several regions around the world.  Brands of all sizes are recognizing the enormous potential for mobile barcodes and we continue to position ourselves to take part in this growing marketplace.  We are focusing our efforts primarily in the United States and Europe and continue to maximize our five key solution portfolios.  We are expanding our sales and business development activities both directly to brands and to advertising agencies in these key markets, and we are working with our customers to help drive consumer awareness and adoption of mobile barcodes.

Two of our strategic approaches continue to show success. The first is the maximization of our patent portfolio through IP licensing, and the second is to partner with key mobile agency/platform resellers to maximize the reach for our barcode management, infrastructure solutions and our barcode reader products.  These strategies continue to be successful. However, we anticipate that by broadening our outreach and approaching brands directly, we can accelerate our sales activities beginning in the fourth quarter of 2010. Our NeoMedia Europe business continues to focus on building the opportunities for mobile couponing, ticketing and hardware scanning solutions in Europe.  NeoMedia Europe has had success in markets in Europe and Asia and we will build on these successes, with heavy emphasis in Europe, which will continue to contribute to our overall revenue mix.

Since 2009, we have been building strong IP licensing programs around our robust patent portfolio.  A summary of our key IP licensing agreements is as follows:

•
Mobile Tag:  On July 28, 2009, we entered into a three year non-exclusive patent licensing agreement with Mobile Tag, Inc. (“Mobile Tag”). Under the terms of that agreement, we will receive annual minimum royalties and then a percentage of revenue generated by Mobile Tag through the use of our barcode ecosystem patent portfolio within a defined field of use in the United States.

•
Neustar:  On October 2, 2009, we entered into a four year agreement with Neustar, Inc. (“Neustar”) in which we granted to Neustar a right to sub-license our barcode ecosystem patent portfolio to their customers primarily for the purpose of establishing and providing registry and clearinghouse services within a defined field of use in the territory of the United States and Mexico. Neustar’s sub-license rights were originally exclusive within their territory. However, this right has recently changed to a non-exclusive right. On February 12, 2010 we entered into an agreement with Neustar to participate in and to facilitate a leadership role in the 2010 Neustar Mobile Codes Pilot Program.

•
Scanbuy: On October 16, 2009, we entered into a ten year settlement and license agreement with Scanbuy, Inc. (“Scanbuy”), in which we and Scanbuy settled all of our pending litigation against each other and we granted non-exclusive licenses and a sublicense to each other. Under the terms of that agreement, we will receive annual minimum royalties and then a percentage of revenue generated by Scanbuy through the use of our barcode ecosystem patent portfolio within a defined field of use in the United States.

During 2009 and 2010, we have also entered into strategic agreements with mobile marketing agencies and platform resellers for our services.  These resellers typically represent brands and mobile technology solutions in Europe and the United States.  To date, we have signed eight (8) of these agreements and have begun to conduct trial initiatives in markets in the US and Europe.  We anticipate that these partnerships will begin to drive revenue for the company in late 2010 and early 2011.

Given the need to drive consumer adoption of barcode scanning, it is also a necessity to have the barcode reader scanning software pre-installed on the mobile phones in order to make it easy for the consumer to access the barcode reader application.  Thus far, we have entered a strategic relationship with Sony Ericsson and Samsung Electronics Italy. Discussions with other leading handset manufacturers are also underway.  In parallel, we also have our NeoReader scanning product available for download in the key ‘app stores’ including Android, Nokia Ovi, Apple and Blackberry.

•
Sony Ericsson: On November 27, 2009, we entered into an agreement with Sony Ericsson Mobile Communications, AB, through which they have selected NeoMedia as their strategic 2D barcode partner and NeoReader will be pre-installed across all Sony Ericsson platforms.

•
Samsung Electronics Italy: On September 13, 2010, we entered into an agreement with Samsung Electronics Italy, Italian subsidiary of Samsung Electronics, to pre-load NeoReader onto Samsung’s Omnia II devices.

We will continue to take this diversified sales approach to ensure that we maximize all revenue opportunities for our business in this time of tremendous market growth and opportunity.

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

Results of Operations

Beginning in 2009 and continuing into 2010, we continued to focus on the development of our patent licensing and barcode ecosystem technology. During the three months ended September 2010 and 2009, our operating losses were $1.4 million and $1.8 million, and our net loss was $25.6 million and $13.6, respectively. During the nine months ended September 2010 and 2009, our operating losses were $4.6 million and $4.9, respectively, and our net income in 2010 was $41.5 million, compared with a net loss of $42.1 million in 2009. Our operating results include non-cash gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these non-cash gains and losses principally as a result of changes in the market value of our common stock. During the three months ended September 2010, we reported non-cash losses on our hybrid financial instruments, warrants and debentures, totaling $23.6 million, and during the nine months ended September 2010, we reported non-cash gains on our hybrid financial instruments, warrants and debentures, totaling $53.6 million, respectively.

The following table sets forth certain data derived from our consolidated statements of operations:

	Three months ended September 30,		Increase (decrease)
	2010	2009	$	%
	(in thousands)
Revenues:
Hardware	$13	$21	$(8)	-38%
Lavasphere	22	93	(71)	-76%
Barcode ecosystem	5	1	4	400%
Patent licensing	277	6	271	4517%
Legacy products	-	67	(67)	-100%
Other	21	1	20	2000%
Total revenues	$338	$189	$149	79%

	Nine months ended September 30,		Increase (decrease)
	2010	2009	$	%
	(in thousands)
Revenues:
Hardware	$175	$449	$(274)	-61%
Lavasphere	89	123	(34)	-28%
Barcode ecosystem	16	6	10	167%
Patent licensing	899	16	883	5519%
Legacy products	2	212	(210)	-99%
Other	25	9	16	173%
Total revenues	$1,206	$815	$391	48%

Revenues. Revenues for the three months ended September 2010 and 2009, respectively, were $338,000 and $189,000, an increase of $149,000, or 79%. Revenues for the nine months ended September 2010 and 2009, respectively, were $1.2 million and $815,000, an increase of $391,000, or 48%. Our revenues and product mix have changed as a result of changes in our operations and business strategy. For the three months ended September 2010 and 2009, respectively, our hardware product sales were $13,000 and $21,000, a decrease of 38%. For the nine months ended September 2010 and 2009, respectively, our hardware product sales were $175,000 and $449,000, a decrease of 61%. During 2009, we introduced our newest barcode scanners and sold most remaining quantities of our older models. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period. For the three months ended September 2010 and 2009, respectively, our Lavasphere product sales were $22,000 and $93,000, a decrease of $71,000, or 76%. For the nine months ended September 2010 and 2009, respectively, our Lavasphere product sales were $89,000 and $123,000, a decrease of $34,000, or 28%, as a result of slightly slower demand for these products and services. For the three months ended September 2010 and 2009, respectively, our Barcode ecosystem revenue was $5,000 and $1,000. For the nine months ended September 2010 and 2009, respectively, our Barcode ecosystem revenue was $16,000 and $6,000. We are focusing additional sales resources in this category in response to important opportunities with agencies and brands in the U.S. and Europe. Revenues related to patent licensing agreements were $277,000 and $6,000 during the three months ended September 2010 and 2009, respectively, and for the nine months ended September 2010 and 2009, respectively, were $899,000 and $16,000, as a result of licensing agreements we entered into in late 2009 and 2010 as a result of revenue recognized under our current licenses. In succeeding quarters, we expect our revenues to continue to change as we shift the focus of our efforts toward patent licensing, and the barcode ecosystem. We believe this focus will deliver the most value in the future.

Cost of Revenues. Cost of revenues was $236,000 for the three months ended September 2010 compared with $238,000 for the three months ended September 2009, a decrease of $2,000, or 1%. Cost of revenues was $830,000 for the nine months ended September 2010 compared with $1.0 million for the nine months ended September 2009, a decrease of $216,000, or 21%. Cost of revenues for NeoMedia Europe, related to our hardware products, was $4,700 and $2,300 for the three months ended September 2010 and 2009, respectively, and was $133,000 and $336,000 for the nine months ended September 2010 and 2009, respectively. Amortization costs related to our patents, and the proprietary software of NeoMedia Europe was $231,000 and $236,000 for the three months ended September 2010 and 2009, respectively, and was $697,000 and $710,000 for the nine months ended September 2010 and 2009, respectively.

Sales and Marketing. Sales and marketing expenses were $231,000 and $149,000 for the three months ended September 2010 and 2009, respectively, an increase of $82,000 or 55%, and $812,000 and $613,000 for the nine months ended September 2010 and 2009, respectively, an increase of $199,000 or 32%. The increase in sales and marketing expense resulted from additional efforts in late 2009 and 2010 to promote our business strategy and core technology.

General and Administrative. General and administrative expenses were $835,000 and $984,000 for the three months ended September 2010 and 2009, respectively, a decrease of $149,000, or 15%, and $3.0 million and $2.8 million for the nine months ended September 2010 and 2009, respectively, an increase of $201,000, or 7%. Expenses increased as a result of increased professional services fees related to legal and accounting, as well as business travel related to increased business development.

Research and Development.  Research and development expenses were $465,000 and $330,000 for the three months ended September 2010 and 2009, respectively, an increase of $135,000, or 41%, and $1.2 million and $1.0 million for the nine months ended September 2010 and 2009, respectively, an increase of $162,000, or 16%. Research and development increased as we continued the development of our barcode ecosystem products.

Loss from Operations.  For the three months ended September 2010 and 2009, respectively, our loss from operations decreased to $1.4 million, from $1.8 million. This improvement was primarily the result of increases in our sales and decreased general and administrative expenses partially offset by increases in selling and research and development cost and decreased impairment of investment expense. For the nine months ended September 2010, our loss from operations was $4.6 million, compared with $4.9 million for 2009, a decrease of $306,000, or 6.3%. This improvement was primarily the result of increased sales and decreased cost of operations.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments.  We carry certain of our convertible debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended September 2010, liability related to these hybrid instruments increased resulting in a loss of $6.9 million, a decrease from the $7.8 million loss in 2009. For the nine months ended September 2010, liability related to these hybrid instruments decreased, resulting in a gain of $12.6 million compared with a loss of $7.5 million in 2009. These fair value changes were primarily the result of fluctuations in the value of our common stock during the periods. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our stock could cause the fair value of our hybrid financial instruments to change significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants.  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. For the three months ended September 2010 and 2009, respectively, the liability related to warrants fluctuated resulting in a loss of $1.1 million in 2010 and a gain of $5.8 million in 2009. For the nine months ended September 2010, the change in the liability related to warrants resulted in a gain of $9.8 million, compared with a loss of $6.6 million in 2009. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further fluctuations in the market price of our common stock could cause the fair value of our warrants to change significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D convertible preferred stocks, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. For the three months ended September 2010 and 2009, respectively, the liability related to the derivative instruments embedded in the Series C and D preferred stocks and these debentures increased, resulting in a loss of $15.6 million and a loss of $8.7 million, respectively. For the nine months ended September 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stocks and these debentures decreased, resulting in a gain of $31.3 million compared with a loss of $18.3 million in 2009. These fair value changes were primarily the result fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our common stock could cause the fair value of our derivative financial instruments to change significantly in future periods.

Interest Expense Related to Convertible Debt. Interest expense related to convertible debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $595,000 and $1.1 million for the three months ended September 2010 and 2009, respectively, and $1.6 million and $4.8 million for the nine months ended September 2010 and 2009, respectively. These fluctuations in interest expense in 2010 were primarily the result of reductions in amortization of deferred financing cost and debt discounts not applicable during 2009, and other interest adjustments accounted for under ASC 815-15-25.

Net Income (Loss).  As a result of the above, during the three months ended September 2010 and 2009, respectively, we experienced net losses of $25.6 million and $13.6 million. During the nine months ended September 2010 and 2009, respectively, we experienced net income of $41.5 million, and a net loss of $42.1 million, resulting in an overall increase of $83.6 million. This positive change primarily resulted from gains associated with our derivative instruments of $86.0 million and a decrease in interest expense related to convertible debt of $3.3 million, and offset by a loss on extinguishment of debt of $6.0 million, and a decrease in our loss from operations of $306,000.

Liquidity and Capital Resources

As of September 30, 2010, we had $290,000 in cash and cash equivalents, an increase of $92,000, or 46%, compared with a total of $198,000 on December 31, 2009.

Cash used in operating activities increased to $4.7 million for the nine months ended September 2010 compared with $3.8 million for the period ended September 2009, representing increased operational expenses in connection with furthering our sales and business development, and the continued development of our barcode ecosystem.

Cash used in investing activities was $13,000 and $65,000 for the nine months ended September 2010 and 2009, respectively, representing the purchase of equipment.

Cash provided by financing activities during the nine months ended September 2010 was $4.8 million, which included the following:

•
Gross proceeds of $2,500,000 of our Series D Preferred Stock, offset by fees paid of $100,000 and the repayment of a $500,000 promissory note issued December 23, 2009 and due to YA Global, resulting in net proceeds of $1,900,000; and

•
Gross proceeds of $500,000 in connection with a promissory note issued to YA Global on April 1, 2010, accruing interest at 8% per annum, less structuring fees of $10,000 and monitoring fees of $15,000, resulting in net proceeds of $475,000; and

•
Gross proceeds of $2,006,137 in connection with a Secured Convertible Debenture entered into with YA Global on May 27, 2010, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less repayment of the April 1, 2010 promissory note of $500,000, less accrued interest on the promissory note of $6,137, less structuring and due diligence fees of $90,000, resulting in net proceeds of $1,410,000; and

•
Gross proceeds of $550,000 in connection with a Secured Convertible Debenture entered into with YA Global on August 13, 2010, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $20,000, resulting in net proceeds of $530,000; and

•
Gross proceeds of $475,000 in connection with a Secured Convertible Debenture entered into with YA Global on September 28, 2010, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $25,000, resulting in net proceeds of $450,000.

Cash provided by financing activities during the nine months ended September 2009 was $2.7 million, which resulted from $2.6 million in convertible debt instruments, net of fees, from Y.A. Global, and proceeds received upon exercise of stock options by two former employees totaling $116,000.

Subsequent Event - Subsequent to September 30, 2010, we entered into a Securities Purchase Agreement to issue and sell secured convertible debentures to YA Global in the principal amount of $400,000.  The debenture, dated October 28, 2010, is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.20 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012. In conjunction with the convertible debenture, we also issued warrants to YA Global to purchase 600,000 shares of common stock for an exercise price of $0.20 per share for a period of five years.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (“US GAAP”), which contemplate our continuation as a going concern.  Net income (loss) for the nine months ended September 30, 2010 and 2009 was $41.5 million and ($42.1) million, respectively and net cash used by operations during the same periods was $4.7 million and $3.8 million, respectively.  During 2010 and 2009, $53.6 million of net income and $32.4 million of net loss was attributed to the change in fair values of hybrid financial instruments and derivative liabilities. At September 30, 2010, we have an accumulated deficit of $238.0 million. We also have a working capital deficit of $82.0 million, of which $68.5 million is related to our financing instruments, including $30.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $37.8 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash to sustain us for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our barcode ecosystem business. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or continue as a going concern, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender YA Global Investments, L.P. (“YA Global”) choose not to provide us with capital financing, or if we do not find alternative sources of financing to fund our operations, or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately November 30, 2010. We do not have a commitment for any additional financing.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of September 30, 2010, our cash balance was $290,000. NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the convertible debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8.  In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C convertible preferred stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures - Our management, with the participation of our CEO and our CFO, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2010 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2009, which we are in the process of remediating.  Such weaknesses were:

•
Our senior management did not establish and maintain a proper tone as to internal control over financial reporting as of December 31, 2009.  Specifically, our senior management was unable, due to time constraints, to promptly address the control weaknesses brought to their attention throughout the 2009 and 2008 audits; and

•
We, through our senior management, failed to maintain formalized accounting policies and procedures as of December 31, 2009. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

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

Inherent Limitations - Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended September 30, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

There have been no material developments relating to certain pending legal proceedings.  For a description of certain non-material pending legal proceedings, see Note 7 – Contingencies, to the Consolidated Financial Statements set forth in this Form 10-Q.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved)

Not Applicable

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/1996
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/1996
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/1996
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.10	Form of By-laws of DevSys Migration, Inc.		SB-2	3.1	11/25/1996
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.16	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.17	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
3.18	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.19	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/2010
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006
10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007
10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008
10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/2009
10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/2009
10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/2009
10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/2009
10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/2010
10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/2010
10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22	1/11/2010
10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010
10.125	Notification of new trading symbol "NEOMD" beginning May 10, 2010.		8-K		5/11/2010
10.126	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/3/2010
10.127	Secured Convertible Debenture, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/3/2010
10.128	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/3/2010
10.129	Global Warrant Amendment, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.4	6/3/2010
10.130	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	6/3/2010
10.131	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.6	6/3/2010
10.132	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	6/3/2010
10.133	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	6/3/2010
10.134	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/19/2010
10.135	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/19/2010
10.136	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/19/2010
10.137	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/19/2010
10.138	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	8/19/2010
10.139	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.6	8/19/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.140	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.7	8/19/2010
10.141	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/19/2010
10.142	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.9	8/19/2010
10.143	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/1/2010
10.144	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/1/2010
10.145	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/1/2010
10.146	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	10/1/2010
10.147	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	10/1/2010
10.148	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/1/2010
10.149	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/1/2010
10.150	Compromise Agreement dated October 19, 2010, executed by Iain A. McCready		8-K	10.1	10/20/2010
10.151	Resignation Letter dated October 19, 2010, executed by Iain A. McCready		8-K	10.2	10/20/2010
10.152	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	11/3/2010
10.153	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	11/3/2010
10.154	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2010
10.155	Fourth Ratification Agreement, dated October 28, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	11/3/2010
10.156	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	11/3/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

14	Code of Professional Ethics		10-K	14.1	4/3/2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: November 12, 2010	/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer & Principal Accounting Officer