Form 10-K
period 2010-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2011-03-25
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21743

NeoMedia Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Two Concourse Parkway, Suite 500, Atlanta, GA 30328
(Address, including zip code, of principal executive offices)

678-638-0460
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:	None - Quoted on the OTC Bulletin Board® (OTCBB)
Name of exchange on which registered:
Securities registered pursuant to Section 12(g) of the Act:	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.6 million, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock on March 22, 2011 was 58,418,784.

Documents Incorporated By Reference - None

NeoMedia Technologies, Inc.

NeoMedia Technologies, Inc.

PART I

ITEM 1. Business

In this Annual Report on Form 10-K, unless otherwise indicated, the words “NeoMedia”, “Company” “we,” “us,” and “our” refer to NeoMedia Technologies, Inc., a Delaware corporation, and all entities owned or controlled by NeoMedia Technologies, Inc., except where it is made clear that the term only means the parent or a subsidiary company. As of December 31, 2010, we had one active wholly-owned subsidiary: NeoMedia Europe AG, (“NeoMedia Europe”) incorporated in Germany.  In addition, there are several dormant subsidiaries which are listed in Exhibit 21.

Overview

We are a Delaware corporation, founded in 1989 and based in Atlanta, Georgia. We are an innovator and a global market leader in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. With our state-of-the-art mobile barcode technology, we believe that NeoMedia harnesses the power of the mobile phone in a whole new way. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions. As a leading technology pioneer in the global mobile barcode industry, we believe that our suite of products, services and IP portfolio makes us the only provider able to offer a comprehensive end-to-end mobile barcode solution.  We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing and ticketing products and services.  Our current customers include handset manufacturers, platform providers, brands and agencies looking to offer innovative mobile barcode solutions to their customer base.  NeoMedia offers “one stop” for all of our customers’ mobile barcode needs.

NeoMedia also provides a full end-to-end solution for global mobile 2D barcode implementations.  NeoMedia is able to provide comprehensive solutions for mobile barcode creation, management, resolution, and data reporting as well as mobile coupon, ticketing and hardware scanning solutions.  We believe that this comprehensive offering is unlike any other provider in the marketplace. NeoMedia has been a pioneer in the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile barcode implementations.  We have an IP portfolio currently consisting of over sixty (60) issued and pending patents.  We are willing and able to license our IP and platforms to the entire ecosystem, including competitors, to facilitate the growth of the mobile barcode ecosystem world-wide.  We have also worked closely with the standards bodies to help overcome the hurdles to full market development. We believe that brands are interested in scale and are not interested in proprietary solutions.  We promote an open and interoperable approach to the market to empower the mobile ecosystem.

We believe that the market for barcode services is rapidly developing in several regions around the world. We believe also that brands of all sizes are recognizing the enormous potential for mobile barcodes and we continue to position ourselves to take part in this growing marketplace.  We are focusing our efforts primarily in the United States and Europe and continue to maximize our five key solution portfolios.  We are expanding our sales and business development activities both directly to brands and to advertising agencies in these key markets, and we are working with our customers to help drive consumer awareness and adoption of mobile barcodes.

From our perspective, two of our strategic approaches continue to show progress. The first is the maximization of our patent portfolio through IP licensing, and the second is our development of relationships with key mobile agency/platform resellers to maximize the reach of our barcode management, infrastructure solutions and our barcode reader products.  However, we anticipate that by broadening our outreach and approaching brands directly, we can continue to accelerate our sales activities. Our NeoMedia Europe business continues to focus on building the opportunities for mobile couponing, ticketing and hardware scanning solutions in Europe.  NeoMedia Europe has had success in markets in Europe and Asia and we intend to build on these successes, with heavy emphasis in Europe, which will continue to contribute to our overall revenue mix.

Since 2009, we have been building IP licensing programs around our patent portfolios.  A summary of our key IP licensing agreements is as follows:

•
Mobile Tag:  On July 28, 2009, we entered into a three year non-exclusive patent licensing agreement with Mobile Tag, Inc. (“Mobile Tag”). Under the terms of that agreement, we will receive annual minimum royalties and then a percentage of revenue generated by Mobile Tag through the use of our barcode ecosystem patent portfolio within a defined field of use in the United States.

•
Neustar:  On October 2, 2009, we entered into a four year agreement with Neustar, Inc. (“Neustar”) in which we granted to Neustar a right to sub-license our barcode ecosystem patent portfolio to their customers primarily for the purpose of establishing and providing registry and clearinghouse services within a defined field of use in the territory of the United States and Mexico. Neustar’s sub-license rights were originally exclusive within their territory. However, on December 14, 2010, this right was changed to a non-exclusive right. Since February 12, 2010 we have participated in and have helped to facilitate the Neustar Mobile Codes Pilot Program.

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

•
eBay: On December 21, 2010, we entered into a license, covenant not to sue and release agreement to grant a five year, non-exclusive, non-sublicensable license to eBay Inc. (“eBay”). The license grants freedom to operate to eBay, its affiliates and certain third parties, by providing a worldwide right to use our barcode technology patents. We received a license fee from eBay for the initial term. The Agreement also provided mutual covenants not to sue and mutual releases to the parties. The Agreement also granted to eBay a sixty (60) day option to a similar license for our search technology patents, which they exercised on February 15, 2011, and for which we received an additional license fee for the initial term. The initial term of the licenses expires on December 31, 2015, and the licenses may be extended for successive 3 year terms, for additional license fees, from eBay.

During 2009 and 2010, we also entered into strategic agreements for our services with mobile marketing agencies and platform resellers.  These resellers typically represent brands and mobile technology solutions in Europe and the United States.  Currently there are six (6) such active agreements.

Given the need to drive consumer adoption of barcode scanning, we are also seeking to have the barcode reader scanning software pre-installed on mobile phones in order to make it easy for the consumer to access the barcode reader application.  Thus far, we have entered a strategic relationship with Sony Ericsson and Samsung Electronics Italy, as described below:

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

Discussions with other leading handset manufacturers are also underway.  In addition, our NeoReader (“NeoReader”) scanning product is available for download in key “app stores” including Android, Apple, Blackberry, Nokia, and Ovi.

We plan to continue to take this diversified sales approach to ensure that we maximize all revenue opportunities for our business in this time of tremendous market growth and opportunity.

Products and Services

We provide a complete suite of software and hardware for processing 2D barcodes in the mobile environment, and enabling applications in mobile marketing, mobile couponing, mobile ticketing and mobile payment.

Software - Our barcode ecosystem includes software designed to read 2D barcodes using camera and web-enabled wireless communications devices and products to create unique barcodes, to create and manage advertising campaigns using barcodes, to act as a gateway managing activity between the consumer and the advertiser, and to gather and interpret the results of advertising campaigns. These products include:

•
NeoReader – a barcode scanning application that transforms mobile camera phones into universal barcode readers. Users simply launch the NeoReader application on their mobile phone, scan the barcode and are linked either directly or indirectly through a resolution server to a specific web page. There they can access real-time product or service information, download content or complete a mobile commerce transaction. Any product, magazine/newspaper, retail display or billboard with a 2D barcode provides access to the multimedia capability of the mobile web anytime, anywhere. NeoReader features our patented resolution technology with an ultra-small footprint and platform-independent algorithms.  This application provides interoperability among 2D barcodes in the market and operates on a wide variety of handsets.

•
NeoReader SDK & Lavasphere Enterprise – software solutions for commercial applications where mobile devices are utilized to manage products through manufacturing or distribution channels. These applications equip mobile devices to read 1D and 2D barcodes with their built-in camera. The mobile devices become universal barcode readers, allowing users to “track and trace” products and services anytime, anywhere. These solutions are ideal tools for a variety of business applications including data collection, logistics, content linking, and accessing information on the go. They provide the ability to capture lifecycle data for products and services in real time and to share relevant data in a secure and selective manner.

o	NeoReader SDK: a standard solution utilizing our NeoReader technology to route transactions to a customer’s existing mobile web application
o	Lavasphere Enterprise: a customized solution using LavaSphere barcode-reading technologies for functions that are too complex to be handled by a mobile web application

•
NeoSphere - a web-based system that supports barcode management and allows users (typically agencies and brands) to easily develop, launch and manage a mobile barcode campaign by delivering three critical components:

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

•
NeoMedia MSS – MSS is a completely stand-alone system supporting third-party ticketing/couponing systems and databases as well as adding all missing components to existing mobile systems essential for the successful completion and fulfillment of mobile applications.  Based on our customers’ needs and requirements, we believe that we provide the best solution by:

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

Hardware - Our hardware products read, interpret and transmit barcodes and barcode information to facilitate related transactions. These products include:

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

•
XELIA – a versatile desktop scanner that incorporates Honeywell Adaptus® Imaging Technology 5.0 to enable high-performance reading of 2D codes from mobile phone displays. Equipped with a high-speed Digital Signal Processor (DSP), XELIA automatically recognizes 2D codes sent as text messages (SMS, MMS or EMS) as well as printed 1D barcodes. It processes rapidly and with extreme accuracy. Its compact size and sleek design make XELIA ideal for counter-top use at a point-of-sale or service desk. It can also be used for sweepstakes, mobile advertising (tickets and coupons) and boarding passes. Prior to 2009, we offered our model MD-20 – a high-performance OEM code reader providing unparalleled flexibility in scanning 2-D symbologies such as Data Matrix from mobile phone displays as well as printed 1-D barcodes.  Because of its compact size, speed and flexibility, MD-20 was the ideal high-performance fixed-position 2-D code reader for a wide range of applications where mobile code reading, mobile couponing, mobile ticketing and mobile marketing was required, thus enabling the phone to be used as the single universal mobile device.

Sales and  Marketing Relationships

We have worked to establish a network of direct salespeople, affiliates, resellers and business development personnel to market our suite of products and services. We market our products and services to potential customers primarily in the Americas and Europe.

Data Centers

As of December 31, 2010, we do not own any data centers.  We have servers located in a data center in Miami, Florida, where our network infrastructure is supported by an outside vendor.

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

International Revenue

Revenues from our international customers totaled $382,000 and $1.1 million for the years ended December 31, 2010 and 2009, respectively.  These revenues are denominated and received primarily in Euros.

Competition

We believe we have positioned ourselves to compete as a leader in mobile marketing solutions. However, within the mobile marketing industry there are a number of competitors, many of which are just beginning to appear, who offer parts of the mobile marketing barcode ecosystem.  In general, due to the relative immaturity of the mobile marketing industry, small players have emerged offering very specialized products and services.

As the mobile marketing industry matures, we expect consolidation as industry leaders are established. Moreover, we believe we are well positioned at the onset due to our intellectual property, including many patents, on which our products and services are based. We expect that our intellectual property will serve as a competitive advantage as this market matures.

Intellectual Property

We rely on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect our proprietary rights.  As of December 31, 2010, we owned 68 patents spanning 22 countries.  Our patents cover core concepts behind our technology for linking the physical world to the electronic world.  These patents cover various linkage methods including barcodes, RF/ID, Mag Stripe, Voice and other machine readable and keyed entry identifiers.

On June 9, 2009 we received an Ex Parte Reexamination Certificate from the United States Patent and Trademark Office (“USPTO”) for our United States Patent No. 6,199,048 (the “’048”).  The '048 patent was under reexamination at the request of third party Electronic Frontier Foundation, and the Patent Office ruled that the inventions as described in the claims, amended during the reexamination, are patentable over the prior art.

On June 9, 2010 we were informed by our counsel that our US Patent No. 6,766,363 (the “’363”), is not currently enforceable because we do not own U.S. Patent No. 6,101,534, as required by the Terminal Disclaimer filed during the prosecution of the application that issued as the ‘363 patent.

On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the USPTO of our ‘048 patent. The request for reexamination asserts that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010 the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010 the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposes several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. We believe that the amendment supports the continued validity of the ‘048 patent. We expect that the USPTO will respond to our amendment during May or June of 2011.

Although the ‘048 and ‘363 patents are important to our business, we have a broad portfolio consisting of U.S. and foreign patents and pending applications relating to our barcode technology and to our search technology.

During 2010 and 2009 we have licensed our patents to Mobile Tag, Neustar, Scanbuy and eBay. In addition, we have also entered into platform license agreements with mobile marketing agencies and platform resellers for our services.  These resellers typically represent brands and mobile technology solutions in Europe and the United States. Currently there are six (6) such active agreements. We are in discussions with other companies with regard to the licensing of our patents and our technology platforms.  However, there can be no guarantee that any of these discussions will result in future revenues.

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

Employees

As of March 22, 2011, we had 21 employees, including six (6) employees managed from our headquarters in Atlanta, Georgia, and 15 employees managed from our offices in Würseln, Germany. Two of our employees are employed on a part-time basis and the remaining 19 employees are employed on a full-time basis. None of our employees are represented by a labor union or bound by a collective bargaining agreement. We believe that our employee relations are good.  In addition to our employees, we retain several independent contractors under written agreements to provide specific services. As of March 22, 2011 we have retained the services of five (5) independent contractors.

Research and Development

We have incurred $1.7 million and $1.4 million in research and development expenses during the years ended December 31, 2010 and 2009, respectively. None of these expenses were directly borne or reimbursed by our customers.

ITEM 1A. Risk Factors

You should carefully consider the following factors and all other information contained in this Annual Report on Form 10-K before you make any investment decisions with respect to our securities.  The risks and uncertainties described below may not be the only risks we face.

Risks Related to Our Business

We have incurred losses since inception and could incur losses in the future, and we have a substantial accumulated deficit and a substantial working capital deficit, which means that we may not be able to continue operations.

We have incurred substantial operating losses since inception, and could continue to incur substantial losses for the foreseeable future. We must develop new client and customer relationships and substantially increase our revenue derived from improved products and additional value-added services to be provided.  We have expended, and to the extent we have available financing, we intend to continue to expend, substantial resources to develop and improve our products, increase our value-added services and to market our products and services. These development and marketing expenses must be incurred well in advance of the recognition of revenue.  As a result, we may not be able to achieve or sustain profitability.  A number of factors could increase our operating expenses, such as:

•	adapting corporate infrastructure and administrative resources to accommodate additional customers and future growth;

•	developing products, distribution, marketing, and management for the broadest possible market;

•	broadening customer technical support capabilities;

•	developing or acquiring new products and associated technical infrastructure;

•	developing additional indirect distribution partners;

•	increased costs from third party service providers;

•	improving data security features; and

•	incurring legal fees and settlements associated with litigation and contingencies.

To the extent that increases in operating expenses are not offset by increases in revenues, our operating losses will increase.

We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net income for the year ended December 31, 2010 was $35.1 million and our net loss for the year ended December 31, 2009 was $67.4 million, respectively. Net cash used by operations during the years ended December 31, 2010 and 2009 was $5.7 million and $4.2 million, respectively.  At December 31, 2010, we have an accumulated deficit of $244.4 million. We also have a working capital deficit of $88.4 million, of which $72.3 million is related to our financing instruments, including $29.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $42.6 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. During 2010 and in prior years, YA Global Investments, L.P. (“YA Global”) has from time to time provided us with financing. Should YA Global choose not to provide us with continued capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we will only have sufficient funds to sustain our current operations through approximately April 15, 2011.

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

During 2010, YA Global provided us with financing, totaling $6.9 million. YA Global has informed us that they intend to provide additional financing for our operations during 2011, and has provided us with an additional $1.6 million in financing as of the date of this Annual Report on Form 10-K. If cash received from our customers and licensees is not sufficient to fund our operations, we will require additional capital financing from YA Global or from other sources in the future in order to continue as a going concern.

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

We have made significant changes to strengthen our management team. In October 2010, Ms. Laura Marriott, a Member of our Board of Directors, became our Chairperson and Interim CEO and Mr. George O’Leary, also a member of our Board of Directors, became our Interim COO. In January 2011, Mr. Bruce Braun became our Vice President – Sales and Business Development. If our management and Board of Directors are unable to attract and retain management to execute our plans, then we may fail to grow our revenues, contain costs and achieve profitability and positive cash flows, which could cause us to discontinue our operations.

We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of internal control over financial reporting.  If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  We have identified material weaknesses in our internal control as of December 31, 2010.  These matters and our efforts regarding remediation of these matters, as well as efforts regarding internal controls generally, are discussed in detail in Part II, Item 9A., Controls and Procedures, of this Annual Report on Form 10-K. However, as our material weaknesses in our internal controls demonstrate, we cannot be certain that the remedial measures we have taken to date will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we may identify in the future, could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes.  Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital, which could have a material adverse affect on our business.

We guaranteed the value of our common stock issued in connection with a prior-year acquisition which resulted in a material cash liability.

Pursuant to the terms of a 2006 acquisition agreement, we were obligated to compensate the sellers in cash for the difference between the market price at the time the shares become saleable and the price at which the shares were valued for purposes of the acquisition agreement.  At the time the shares became saleable in 2007, such obligation amounted to $16.2 million.

During 2007, we issued 197,620,948 shares of our common stock, valued at $9.4 million, as partial settlement of the $16.2 million obligation, leaving a balance due of $6.8 million.  Also during 2007, we made payments of $500,000 and negotiated a reduction of $1.8 million in the obligation, leaving a purchase price guarantee balance due of $4.5 million, the entire balance of which is currently due and payable. As of December 31, 2010, the parties to whom the balance is due have not come forward to claim or otherwise resolve the matter.

All of our assets are pledged to secure certain debt obligations, which if we fail to repay, could result in foreclosure upon substantially all of our assets.

The repayment of our convertible debentures, issued to YA Global, is secured by substantially all of our assets.  As of December 31, 2008, we received a waiver from YA Global, of several events of non-compliance related to the debentures and related financial instruments. On April 6, 2009, in connection with the amendment of our securities purchase agreement with YA Global, we were granted additional waivers. In the future we could again become non-compliant with the provisions of such debentures and there can be no assurance that YA Global will continue to grant us waivers for past, present or future events of non-compliance. In the event we are unable to repay such secured convertible debentures, we could lose substantially all of our assets and be forced to cease our operations.

There is limited information upon which investors can evaluate our business because the physical-world-to-internet market is rapidly changing and developing which could make an investment in the Company a risky investment.

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

Our future profitability depends on the timely introduction of new products and the acceptance of these new products in the marketplace, without which our business may be materially adversely affected.

Rapid technological change and frequent new product introductions are typical for the markets we serve.  Our future profitability will depend in large part on continuous, timely development and introduction of new products that address evolving market requirements. If we fail to introduce new and innovative products, we may lose market share to our competitors, which may be difficult to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could materially and adversely affect our business.

Existing shareholders will experience significant dilution when certain investors, such as YA Global, convert their preferred stock to common stock, convert outstanding convertible debentures to common stock, or when the investors exercise their warrants and receive common stock under the investment agreement with the investors.

The issuance of shares of common stock pursuant to the conversion of our Series C and D convertible preferred stock, and the conversion of convertible debentures to common stock, or the exercise of warrants pursuant to our transactions with YA Global will have a dilutive impact on our shareholders.  As a result, our net earnings per share could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price, the more shares of common stock we will have to issue for the conversion of preferred stock or the convertible debentures.  If our stock price is lower, then existing shareholders would experience greater dilution which may result in a decrease in such shareholders’ stock value.

Our common stock is deemed to be “penny stock” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stocks:

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

During the years ended December 31, 2010 and 2009, we reported net income of $35.1 million and a net loss of $67.4 million, respectively, resulting primarily from adjustments recorded to reflect the change in fair value from the revaluation of warrants and the embedded conversion features in our Series C and D preferred stock, and  convertible debentures.  We adjust the carrying value of these derivative instruments to market at each balance sheet date.  As a result, we could experience significant fluctuations in our earnings in future periods from such gains or losses, based on movements in our share price. As a result, our income from operations may be completely overshadowed by the impact of fluctuations in the fair value of our financial instruments, resulting solely from changes in the price of our Common Stock. Therefore, our financial statements are highly complex and may be difficult for all but the most financially sophisticated readers to comprehend.

We are uncertain of the profitability of our mobile business and the failure of this business would negatively affect the price of our stock, which could have a materially adverse impact on our shareholders.

We provide products and services that provide a link from physical objects, including printed material, to the mobile internet.  We can provide no assurance that our mobile business will ever achieve profitability or that the products we develop will obtain market acceptance. In the event that our mobile business never achieves profitability or if our products fail to obtain market acceptance, our business, prospects, financial condition, and results of operations would be materially adversely affected, which in turn could diminish the value of our securities held by shareholders.

A large percentage of our assets are intangible assets, which will have little or no value if our operations are not profitable.

At December 31, 2010, approximately 80% of our total assets were intangible assets and goodwill, consisting primarily of rights related to our patents, other intellectual property, and the excess of the purchase price over the fair value of tangible assets acquired in our purchase of NeoMedia Europe.  If our operations are not profitable, these assets will have little or no value, which would materially adversely affect the value of our stock and the ability of our shareholders to recoup their investments in our stock.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a materially adverse impact on our results of operations.

Our products and services have limited history and may not result in success, which could have a materially adverse effect on our business, which could have a materially adverse affect on our business.

To date, we have conducted limited marketing efforts directly relating to our technology products.  Many of our marketing efforts with respect to these technologies have been largely untested in the marketplace, and may not result in materially increased sales of these products and services. To penetrate the markets in which we compete, we expect that we will have to exert significant efforts to create awareness of, and demand for, our products and services. To the extent funding is available, we intend to continue to expand our sales and marketing resources as the market continues to mature. Our failure to further develop our sales and marketing capabilities and successfully market our products and services would have a material adverse effect on our business, prospects, financial condition, and results of operations~~.~~ which could have a materially adverse affect on our business.

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

We utilize a data center maintained by a third party, which could negatively affect our ability to support our customers and/or our financial performance.

Many of the network services and computer servers utilized by us in our provision of services to customers are housed in a data center owned by a third-party vendor. In the future, we may house additional servers and hardware items in facilities owned or operated by other vendors.

A disruption in the ability of a data center to provide service to us could cause a disruption in service to our customers. A data center could be disrupted in its operations through a number of contingencies, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, and other extreme conditions. Although we believe we have taken adequate steps to protect our operations through our contractual arrangements with our data center, we cannot eliminate the risk of a disruption in service resulting from the accidental or intentional disruption in service by a date center. Any significant disruption could cause significant harm to us, including a significant loss of customers which could have a materially adverse affect on our business.  In addition, a data center could raise its prices or otherwise change its terms and conditions in a way that adversely affects our financial performance or our ability to support our customers.

We could fail to attract or retain key personnel which could have a material adverse effect on our business.

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

We may not be able to compete effectively in markets where our competitors have more resources which could have a material adverse effect on our business.

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

We may be unable to protect our intellectual property rights and may be liable for infringing the intellectual property rights of others which could have a material adverse effect on our business.

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

We are exposed to product liability claims and an uninsured claim could have a material adverse effect on our business, prospects, financial condition, and results of operations, as well as on the value of our stock.

Many of our projects are critical to the operations of our clients’ businesses. Any failure in a client’s information system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. We could, therefore, be subject to claims in connection with the products and services that we sell.  Although we currently maintain product liability insurance, there can be no assurance that:

•	we have contractually limited our liability for such claims adequately or at all

•	Or that we would have sufficient resources to satisfy any liability resulting from any such claim.

The successful assertion of one or more large claims against us could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We will not pay cash dividends and investors may have to sell their shares in order to realize their investment, which may not be easy for investors to do.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and marketing of our products and services. As a result, investors may have to sell their shares of common stock to realize their investment. Investors may encounter difficulty selling their shares of common stock.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our shareholders to sell their shares at a premium to the then-current market price.

Some of the provisions of our Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, our Board of Directors adopted a shareholders rights plan and declared a non-taxable dividend of the right to acquire one-one hundredth of a share of our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to shareholders of record on December 20, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date.  The shareholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”.  The shareholder rights plan was designed to enable all shareholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us.  The shareholders rights plan was not adopted in response to any effort to acquire control of us at the time of adoption, however it may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us.  Certain shareholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings, were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

In addition, our Certificate of Incorporation authorizes our Board of Directors to designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by shareholders, and may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, redemption rights, and sinking fund provisions.

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

The internet’s lack of security may inhibit the growth of online services, which could have a materially adverse affect on our business.

Concerns over the security of the internet and other electronic transactions, and the privacy of consumers and merchants, may inhibit the growth of the internet and other online services generally, especially as a means of conducting commercial transactions, which may have a material adverse effect on our physical-world-to-internet business.

We may not be able to adapt as the internet, physical-world-to-internet, and customer demands continue to evolve which could have a materially adverse affect on our business.

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

Our profitability will depend, in part, on our ability to:

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

Certain of our proprietary technology allow for the storage of demographic data from our users.  In 2000, the European Union adopted a directive addressing data privacy that may limit the collection and use of certain information regarding internet users. This directive may limit our ability to collect and use information collected by our technology in certain European countries. In addition, the Federal Trade Commission and several state governments have investigated the use by certain internet companies of personal information. We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated which could materially impair our business

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2010, we had leases on two facilities, our corporate headquarters in Atlanta, Georgia, and NeoMedia Europe’s office in Würselen, Germany. Our principal executive, development and administrative office is located in Atlanta, Georgia.  We occupy approximately 10,000 square feet under a written sublease from an unaffiliated party which expires on September 29, 2011, with monthly rent of approximately $16,000. On March 6, 2010 we entered into a sub-sublease with an unaffiliated party in which we have leased to them approximately 6,400 square feet of our space for approximately $8,000 per month. Our net rental obligation under these agreements is therefore approximately $8,000, per month through the expiration of our sublease term.

NeoMedia Europe operates from a facility in Würselen, Germany, where approximately 4,400 square feet are leased under the terms of a written lease which expires on September 30, 2011, with monthly rent of approximately $6,000.

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

Ephrian Saguy, iPoint – Media, plc. and iPoint – Media, Ltd. – On or around March 5, 2008, we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint and investment in us by YA Global. We entered into an assignment agreement with YA Global who settled the matter in 2010 at no cost to us.

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action.  The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. At this time, we are unable to predict with any certainty the outcome of this litigation including the merits or value of the complaint.

The Webb Law Firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our ‘048 patent. The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010, the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010, the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposes several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. We believe that the amendment supports the continued validity of the ‘048 patent. We expect that the USPTO will respond to our amendment during May or June of 2011.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP – On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O’Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiff’s services to us and other damages for tortuous interference by Mr. O’Leary.  Our bylaws provide for the indemnification of our Directors against complaints such as this and we also have in place directors’ and officers’ liability insurance. At  this time, we believe that the complaint against Mr. O’Leary is without merit. We are however unable to predict with any certainty the outcome of the complaint against us, including its merits or value.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “NEOM.OB”. As of December 31, 2010, we had 25,678,978 common shares issued and outstanding.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the OTCBB. Prices per share for 2009, the first quarter of 2010 and a portion of the second quarter of 2010 have been adjusted to present the information as adjusted for the company’s 1 share for 100 share reverse stock split, which became effective on May 10, 2010:

	High	Low
2010:
Fourth quarter	$0.23	$0.07
Third quarter	$0.25	$0.16
Second quarter	$0.58	$0.15
First quarter	$1.14	$0.45
2009:
Fourth quarter	$2.37	$0.79
Third quarter	$1.74	$0.40
Second quarter	$3.21	$1.22
First quarter	$3.70	$0.12

The following table presents certain information with respect to our equity compensation plans as of December 31, 2010:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	701,878	$1.55	1,413,431

Equity compensation plans
not approved by security holders	-	-	-

Total	701,878	$1.55	1,413,431

We have four stock option plans - the 2005 Stock Option Plan, the 2003 Stock Option Plan, the 2003 Stock Incentive Plan, and the 2002 Stock Option Plan. Options issued under these option plans may have a term of up to 10 years.  Options may be granted with any vesting schedule as approved by the Stock Option Committee and/or the Board of Directors, but generally the vesting periods range from immediate vesting to 5 years.  Common shares required to be issued on the exercise of stock options would be issued from our authorized and unissued shares.

Performance Graph

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 20, 2009, we issued 16,467,078 shares of our common stock to GZ Paul Management Services, GMBH in final settlement of the outstanding balance due to the sellers for our purchase of NeoMedia Europe. The shares were valued at $0.02565 per share, which was 95% of the fair value at the time of issuance.

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

On January 5, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series D Convertible Preferred Stock (“Series D preferred stock”). On January 7, 2010, we filed an amendment with the Secretary of State of the State of Delaware to include certain registration rights in connection with the Series D preferred stock. On March 5, 2010, we filed an amendment with the Secretary of State of the State of Delaware to further amend the voting rights of the Series D preferred stock. By the approval and filing, 25,000 shares were designated as Series D preferred stock, all of which were issued to YA Global. The gross amount of this transaction was $2.5 million and we received net proceeds of $1.9 million, net of $100,000 in transaction fees and the redemption of $500,000 in short term notes payable to YA Global. Our Series D preferred stock, par value $0.01 per share, has the following rights:

•	Holders are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors;

•	Holders receive proceeds of $100 per share upon our liquidation, dissolution or winding up;

•
Each Series D preferred share is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $0.02 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion; and

•	Holders have voting rights on an as-converted basis with our common stock.

On January 13, 2011, we issued 5,000,000 shares of our common stock to four parties in connection with a transaction to acquire certain residual rights related to four of our patents and to settle litigation with Rothschild Trust Holdings, LLC.

Holders

On March 22, 2011, the closing price of our common stock as reported on the OTCBB was $0.038 per share and there were approximately 390 shareholders of record.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not declared or paid any cash dividends and do not foresee paying any cash dividends in the foreseeable future.

ITEM 6.    Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

ITEM 7.Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is an innovator and global market leader in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia harnesses the power of the mobile phone in a whole new way with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions. As a leading technology pioneer in the global mobile barcode industry, we believe that our suite of products, services and IP portfolio makes us the only provider able to offer a comprehensive end-to-end mobile barcode solution.  We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing and ticketing products and services.  Our current customers include handset manufacturers, platform providers, brands and agencies looking to offer innovative mobile barcode solutions to their customer base.  NeoMedia offers “one stop” for all of our customers’ mobile barcode needs.

NeoMedia provides a full end-to-end solution for global mobile 2D barcode implementations.  NeoMedia is able to provide comprehensive solutions for mobile barcode creation, management, resolution, and data reporting as well as mobile coupon, ticketing and hardware scanning solutions.  We believe that this comprehensive offering is unlike any other provider in the marketplace. NeoMedia has been a pioneer in the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile barcode implementations.  We have an IP portfolio currently consisting of over sixty (60) issued and pending patents.  We are willing and able to license our IP and platforms to the entire ecosystem, including competitors, to facilitate the growth of the mobile barcode ecosystem world-wide.  We have also worked closely with the standards bodies to help overcome the hurdles to full market development and will continue to do so. Brands are interested in scale and are not interested in proprietary solutions.  We promote an open and interoperable approach to the market to empower the mobile ecosystem.

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

From our perspective, two of our strategic approaches continue to show success. The first is the maximization of our patent portfolio through IP licensing, and the second is to partner with key mobile agency/platform resellers to maximize the reach of our barcode management, infrastructure solutions and our barcode reader products.  However, we anticipate that by broadening our outreach and approaching brands directly, we can continue to accelerate our sales activities. Our NeoMedia Europe business continues to focus on building the opportunities for mobile couponing, ticketing and hardware scanning solutions in Europe.  NeoMedia Europe has had success in markets in Europe and Asia and we plan to build on these successes, with heavy emphasis in Europe, which will continue to contribute to our overall revenue mix.

Since 2009, we have been building IP licensing programs around our patent portfolios.  A summary of our key IP licensing agreements is as follows:

•
Mobile Tag:  On July 28, 2009, we entered into a three year non-exclusive patent licensing agreement with Mobile Tag, Inc. (“Mobile Tag”). Under the terms of that agreement, we will receive annual minimum royalties and then a percentage of revenue generated by Mobile Tag through the use of our barcode ecosystem patent portfolio within a defined field of use in the United States.

•
Neustar:  On October 2, 2009, we entered into a four year agreement with Neustar, Inc. (“Neustar”) in which we granted to Neustar a right to sub-license our barcode ecosystem patent portfolio to their customers primarily for the purpose of establishing and providing registry and clearinghouse services within a defined field of use in the territory of the United States and Mexico. Neustar’s sub-license rights were originally exclusive within their territory. However, on December 14, 2010, this right was changed to a non-exclusive right. Since February 12, 2010 we have participated in and have helped to facilitate the Neustar Mobile Codes Pilot Program.

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

•
eBay: On December 21, 2010, we entered into a license, covenant not to sue and release agreement to grant a five year, non-exclusive, non-sublicensing license to eBay Inc. (“eBay”). The license grants freedom to operate to eBay, its affiliates and certain third parties, by providing a worldwide right to use our barcode technology patents. We received a license fee from eBay for the initial term. The Agreement also provided mutual covenants not to sue and mutual releases to the parties. The Agreement also granted to eBay a 60 day option to a similar license for our search technology patents, which they exercised on February 15, 2011, and for which we received an additional license fee for the initial term. The initial term of the licenses expires on December 31, 2015 and the licenses may be extended for successive 3 year terms, for additional license fees, from eBay.

During 2009 and 2010, we have also entered into strategic agreements with mobile marketing agencies and platform resellers for our services.  These resellers typically represent brands and mobile technology solutions in Europe and the United States. Currently there are six (6) such agreements and have begun to conduct trial initiatives and some active campaigns in markets in the US and Europe.

Given the need to drive consumer adoption of barcode scanning, we are also seeking to have the barcode reader scanning software pre-installed on mobile phones in order to make it easy for the consumer to access the barcode reader application. Thus far, we have entered a strategic relationship with Sony Ericsson and Samsung Electronics Italy as described below:

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

Discussions with other leading handset manufacturers are also underway.  In parallel, we also have our NeoReader scanning product available for download in the key “app stores” including Android, Apple, Blackberry, Nokia and Ovi.

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

We consider the following accounting policies important in understanding our operating results and financial condition:

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

According to FASB ASC 360, a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process outlined in FASB ASC 360 for determining if an impairment charge should be taken: (1) the expected undiscounted cashflows from a particular asset or asset group are compared with the carrying value; if the expected undiscounted cashflows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cashflows are less than the carrying value, then (2) an impairment charge is recognized for the difference between the carrying value and the expected discounted cashflows.  The assumptions used in developing expected cashflow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes.  In instances where a range of potential future cashflows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.  In such instances, we use a discount rate equal to the yield on zero-coupon treasury instruments with a life equal to the expected life of the assets being tested.

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

Financial Instruments and Concentrations of Credit Risk – Our financial instruments include cash and cash equivalents, accounts receivable, the cash surrender value of life insurance policies, accounts payable, accrued expenses, our accrued purchase price guarantee obligation, notes payable, and other current liabilities. For these financial investments, we believe the carrying values approximate their fair values due to their short-term nature.

Certain of our convertible debentures are recognized as hybrid financial instruments and are carried in their entirety at fair value in accordance with FASB ASC 815. At December 31, 2010 and 2009, the fair value of these debentures of $27,484,000 and $37,678,000, respectively, exceeded their face amount of $10,914,000 by $16,570,000 and $26,694,000, respectively. Outstanding common stock warrants that are accounted for as derivative liabilities are also carried at fair value.

Our Series C and D preferred stock and most of our convertible debentures are carried at amortized cost, with separate recognition of the fair value of any embedded derivative instrument liabilities, including the conversion feature.

•
Revenue Recognition – We derive revenues from the following sources:  (1) license fees relating to patents and internally-developed software, and (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation.

•
License revenues, including intellectual property licenses, represent revenue from the licensing of our intellectual property and proprietary software tools and application products.  We license our development tools and application products under non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by FASB ASC 985-605, Software Revenue Recognition. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured. We defer revenue related to license fees for which amounts have been invoiced and/or collected in accordance with the payment terms of the licensing agreements, but for which the above criteria have not been fully met. We recognize licensing revenue over the term of the licensing agreement, and we evaluate our deferrals periodically for any potential adjustments.

•
Hardware, software, and service revenues, which includes sales of software and technology equipment and service fees, is recognized based on guidance provided in FASB ASC 650-10-S99, Revenue Recognition in Financial Statements. Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectability is reasonably assured.  Service revenues, including maintenance fees for providing system updates for software products, user documentation and technical support, are recognized over the life of the contract.  We defer revenue related to technology service and product revenue for which amounts have been invoiced and/or collected but for which the requisite service has not been provided.  Revenue is then recognized over the matching service period.

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

•
Valuation of Accounts Receivable – Judgment is required when we assess the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit worthiness of customers.  If the financial condition of our customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required.  Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance.  Each month we assess the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry.  If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. At December 31, 2010 and 2009, we concluded that no allowance for doubtful accounts was required. For the years ended December 31, 2010 and 2009, our bad debt expense (recovery) was $197,000 and $(9,000), respectively.

•
Inventory – Inventories are stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories, assessing slow-moving and ongoing products and maintain a reserve for slow-moving and obsolete inventory as well as related disposal costs.  As of December 31, 2010 and 2009, we had recorded reserves for inventory shrinkage and obsolescence of $114,000 and $136,000, respectively.

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

•
Income Tax Valuation Allowance – Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a 100% valuation allowance at December 31, 2010 and 2009.

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

Discontinued Operations

At December 31, 2010, we have a continuing purchase price obligation of $4.5 million related to our acquisition of a business in 2006, and the sale of that business in 2007.

Results of Continuing Operations

The following table sets forth certain data derived from our consolidated statements of operations:

	Year Ended December 31,
	2010	2009
	(in thousands)

Revenues	$1,522	$1,662
Cost of revenues	1,065	1,557
Gross profit	457	105

Sales and marketing expenses	1,103	809
General and administrative expenses	3,854	3,942
Research and development costs	1,683	1,381
Impairment of investment	-	261
Operating loss	(6,183)	(6,288)

Loss on extinguishment of debt	(6,006)	-
Gain (loss) from change in fair value of hybrid financial instruments	10,932	(17,786)
Gain (loss) from change in fair value of derivative liability - warrants	11,615	(8,723)
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	26,949	(31,442)
Interest expense related to convertible debt	(2,217)	(3,139)

Net income (loss)	$35,090	$(67,378)

Net income (loss) per share, basic and diluted:
Basic	$1.44	$(3.41)
Fully diluted	$(0.01)	$(3.41)

	Year Ended December 31,
	2010	2009
	(in thousands)
Revenues:
Hardware	$199	$881
Lavasphere	152	167
Barcode ecosystem	30	9
Patent licensing	1,080	313
Legacy products	2	270
Other	59	22
Total revenues	$1,522	$1,662

Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009

Revenues. Revenues for 2010 were $1.5 million, a decrease of 8%, from $1.7 million for 2009. Our revenues and product mix have changed as a result of changes in our operations and business strategy. For 2010, our hardware product sales were $199,000, a decrease of 77%, from $881,000 for 2009. During 2009, we introduced our newest barcode scanners and sold most remaining quantities of our older models. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period. For 2010, our Lavasphere product sales were $152,000, a decrease of 9% from $167,000 for 2009, as a result of slightly slower demand for these products and services. During 2010 and 2009, our Barcode ecosystem revenue was $30,000 and $9,000, respectively. We are focusing additional sales resources in this category in response to important opportunities with agencies and brands in the U.S. and Europe. In succeeding quarters, we expect these revenues to increase as we continue to focus our efforts on the barcode ecosystem. We believe this focus will deliver the most value in the future. During 2010 and 2009, revenues related to patent licensing agreements were $1.1 million and $313,000, respectively, an increase of 251% as a result of licensing agreements we entered into in late 2009 and 2010. During 2009 we disposed of our legacy software products. However, we retained a share of those products’ future revenues and, accordingly, we expect these revenues to continue at reduced levels. In 2011, we expect our revenues to continue to change as we increase the focus of our efforts toward patent licensing and the barcode ecosystem, as well as renewing our efforts to increase our sales of our hardware products.

Cost of Revenues. Cost of revenues was $1.1 million for 2010, compared with $1.6 million for 2009, a decrease of $492,000, or 32%. Cost of revenues for NeoMedia Europe, related to our hardware products, was $138,000 and $613,000 in 2010 and 2009, respectively. Amortization costs related to our patents and the proprietary software of NeoMedia Europe were $943,000 and $944,000 for 2010 and 2009, respectively.

Sales and Marketing.  Sales and marketing expenses were $1.1 million for 2010, compared with $809,000 for 2009, an increase of $294,000 or 36%. During 2009, we scaled back our sales and marketing efforts while we were reorganizing our business strategy to focus on our core technology. The increase in sales and marketing expense during 2010 over 2009 resulted from increased efforts to promote and drive our business strategy and core technology.

General and Administrative.  General and administrative expenses were $3.9 million for 2010, compared with $4.0 million for 2009, a decrease of $88,000 or 2%. Expenses decreased as a result of continued streamlining consistent with simplifying of our operations.

Research and Development.  In 2010, expenses for research and development were $1.7 million, compared with $1.4 million for 2009, an increase of $302,000 or 22%. Research and development increased as we continued the development of our barcode ecosystem products.

Impairment of Investment. In 2009, we wrote off the remaining carrying value of our investment in Sponge, Ltd. of $261,000.

Loss from Operations.  In 2010, our loss from operations was $6.2 million, compared with $6.3 million in 2009, a decrease of $105,000 or 2%. Our gross margin increased in 2010 by $352,000, but was offset by increases in our sales and marketing expenses of $294,000, a decrease in our General and Administrative expenses of $88,000, and an increase in research and development expenses of $302,000. These increases in costs were mitigated by the reduction of our impairment expense of $261,000.

Loss on Extinguishment of Debt.  On January 5, 2010, we modified the terms of our debentures with YA Global which extended the stated maturity dates to July 29, 2012, and increased to 125 days the look-back period used to calculate the variable conversion price per share for all debentures.  This modification increased our future anticipated cash flows related to those instruments.  Because the increase exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as an extinguishment of debt and we recognized a loss in the first quarter of 2010 of approximately $5.6 million. On May 27, 2010, we sold a secured convertible debenture to YA Global in the principal amount of $2,006,137. The debenture provided net proceeds of $1,410,000 after payment of $90,000 in fees and the use of $506,137 to repay the outstanding principal and interest on a promissory note dated April 1, 2010 owed to YA Global. We recognized an extinguishment loss of approximately $400,000 in connection with the repayment of the promissory note.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our convertible debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. In 2010, the liability related to these hybrid instruments decreased resulting in a gain of $10.9 million. In 2009, the liability related to these hybrid instruments increased resulting in a loss of $17.8 million. These fair value changes were primarily the result of fluctuations in the value of our common stock during the periods. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our stock could cause the fair value of our hybrid financial instruments to change significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants.  We account for our outstanding common stock warrants that were issued in connection with our Series C and D convertible preferred stocks and our debentures, at fair value. In 2010, the liability related to warrants decreased resulting in a gain of $11.6 million. In 2009, the liability related to warrants increased resulting in a loss of $8.7 million. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further fluctuations in the market price of our common stock could cause the fair value of our warrants to change significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D convertible preferred stocks, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. In 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures, decreased resulting in a gain of $26.9 million. In 2009, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures, increased resulting in a loss of $31.4 million. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our common stock could cause the fair value of our derivative financial instruments to change significantly in future periods.

Interest Expense related to Convertible Debt. Interest expense related to convertible debentures that are carried at amortized cost, and which are not carried as hybrid financial instruments at fair value, was $2.2 million and $3.1 million in 2010 and 2009, respectively. These fluctuations in interest expense in 2010 were primarily the result of reductions in amortization of deferred financing costs and debt discounts and other interest adjustments accounted for under ASC 815-15-25.

Net Income (Loss).  As a result of the above, we reported net income during 2010 of $35.1 million, an improvement of $102.5 million compared with our net loss during 2009 of $67.4 million. This change resulted primarily from changes in the gains and losses associated with our derivative instruments of $107.5 million and a decrease in interest expense related to convertible debt of $922,000, offset by a loss on extinguishment of debt of approximately $6.0 million.

Liquidity and Capital Resources

	Year Ended December 31,
	2010	2009
	(in thousands)

Cash and cash equivalents	$80	$198

Net cash used in operating activities	$(5,679)	$(4,202)
Net cash used in investing activities	(15)	(100)
Net cash provided by financing activities	5,565	3,226
Effect of exchange rate changes on cash	11	15
Net (decrease) increase in cash	$(118)	$(1,061)

During 2010 and 2009, we funded our liquidity requirements through our existing cash resources and borrowings under our convertible debentures with YA Global.  As of December 31, 2010, we had $80,000 in cash and cash equivalents, a reduction of $118,000 from the $198,000 balance as of December 31, 2009.

Going Concern

We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net income for the year ended December 31, 2010 was $35.1 million and our net loss for the year ended December 31, 2009 was $67.4 million, respectively. Net cash used by operations during the years ended December 31, 2010 and 2009 was $5.7 million and $4.2 million, respectively.  At December 31, 2010, we have an accumulated deficit of $244.4 million. We also have a working capital deficit of $88.4 million, of which $72.3 million is related to our financing instruments, including $29.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $42.6 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should YA Global choose not to provide us with continued capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately April 15, 2011.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Significant Liquidity Events

Financing Provided By YA Global.   In 2010, we received a gross total of $6.9 million in financing from YA Global through issuance of Series D preferred stock, a promissory note and a series of five convertible debentures. In 2009, we received a gross total of $2.8 million in financing from YA Global through a series of five convertible debentures, and through March 31, 2011 we received a gross total of $1.6 million in financing from YA Global through a series of three convertible debentures.  We also issued to YA Global during 2010 warrants to acquire an aggregate of 10,850,000 shares of our common stock, and paid cash fees to them from the proceeds of the secured convertible debentures, promissory note issuance, and Series D preferred stock issuance of approximately $310,000.

Net cash provided by financing activities in 2010 was $5.6 million, which included the following:

•
Gross proceeds of $2,500,000 from our Series D preferred stock, offset by fees paid of $100,000 and the repayment of a $500,000 promissory note issued on December 23, 2009 and due to YA Global, resulting in net proceeds of $1,900,000; and

•
Gross proceeds of $500,000 in connection with a promissory note issued to YA Global on April 1, 2010, accruing interest at 8% per annum, less structuring fees of $10,000 and monitoring fees of $15,000, resulting in net proceeds of $475,000; and

•
Gross proceeds of $2,006,137 in connection with a secured convertible debenture entered into with YA Global on May 27, 2010, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less repayment of the April 1, 2010 promissory note of $500,000, less accrued interest on the promissory note of $6,137, less structuring and due diligence fees of $90,000, resulting in net proceeds of $1,410,000; and

•
Gross proceeds of $550,000 in connection with a secured convertible debenture entered into with YA Global on August 13, 2010, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $20,000, resulting in net proceeds of $530,000; and

•
Gross proceeds of $475,000 in connection with a secured convertible debenture entered into with YA Global on September 28, 2010, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $25,000, resulting in net proceeds of $450,000;and

•
Gross proceeds of $400,000 in connection with a secured convertible debenture entered into with YA Global on October 28, 2010, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $25,000, resulting in net proceeds of $375,000; and

•
Gross proceeds of $450,000 in connection with a secured convertible debenture entered into with YA Global on December 15, 2010, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $25,000, resulting in net proceeds of $425,000.

Cash provided by financing activities during 2009 was $2.7 million, which resulted from $2.6 million in convertible debt instruments, net of fees, from Y.A. Global, and proceeds received upon exercise of stock options by two former employees totaling $116,000.

In addition, on December 23, 2009, we issued a $500,000, 8% promissory note to YA Global, which was repaid on January 5, 2010, through the use of proceeds from the issuance of our Series D preferred stock to YA Global as described in Note 4 in the accompanying financial statements.

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

Subsequent to December 31, 2010, we entered into three Securities Purchase Agreements to issue and sell secured convertible debentures to YA Global in the combined principal amount of $1,550,000. The debentures, dated January 10, 2011, February 8, 2011 and March 11, 2011, are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debentures is July 29, 2012. In conjunction with each convertible debenture, we also issued warrants to YA Global to purchase 1,250,000 shares of common stock for an exercise price of $0.10 per share for a period of five years.

Contractual Obligations

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

Recently Issued Accounting Standards

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement	Issued	Title

ASU No. 2010-26	October 2010	Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-27	December 2010	Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-28	December 2010
Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-29	December 2010	Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2011-01	January 2011	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

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

ITEM 8.   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kingery & Crouse, P.A
Certified Public Accountants
Tampa, FL
March 25, 2011

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$80	$198
Trade accounts receivable, net of allowance of $0 and $0	345	374
Inventories, net of allowance of $114 and $136	112	124
Prepaid expenses and other current assets	151	294
Total current assets	688	990

Property and equipment, net	96	129
Goodwill	3,418	3,418
Proprietary software, net	1,414	2,076
Patents and other intangible assets, net	2,048	1,996
Cash surrender value of life insurance policies	738	659
Other long-term assets	171	156
Total assets	$8,573	$9,424

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$435	$558
Taxes payable	126	4
Accrued expenses	9,413	7,292
Deferred revenues and customer prepayments	1,417	791
Note payable	69	69
Note payable - YA Global	-	500
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	2,213	9,912
Derivative financial instruments - Series C and D preferred stock and debentures payable	28,092	50,985
Debentures payable - carried at amortized cost	14,560	12,523
Debentures payable - carried at fair value	27,484	37,678
Total current liabilities	89,050	125,553

Commitments and contingencies (Note 12)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 8,336 and 8,642 shares issued and outstanding, liquidation value of $8,336 and $8,642	8,336	8,642
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 25,000 and 0 shares issued and outstanding, liquidation value of $2,500 and $0	2,500	-

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 25,695,392 and 22,707,093 shares issued and 25,678,978 and 22,675,678 shares outstanding as of December 31, 2010 and December 31, 2009, respectively	26	23
Additional paid-in capital	153,974	153,059
Accumulated deficit	(244,395)	(276,985)
Accumulated other comprehensive loss	(139)	(89)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(91,313)	(124,771)
Total liabilities and shareholders’ deficit	$8,573	$9,424

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year ended December 31,
	2010	2009

Revenues	$1,522	$1,662
Cost of revenues	1,065	1,557
Gross profit	457	105

Sales and marketing expenses	1,103	809
General and administrative expenses	3,854	3,942
Research and development costs	1,683	1,381
Impairment of investment	-	261

Operating loss	(6,183)	(6,288)

Loss on extinguishment of debt	(6,006)	-
Gain (loss) from change in fair value of hybrid financial instruments	10,932	(17,786)
Gain (loss) from change in fair value of derivative liability - warrants	11,615	(8,723)
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	26,949	(31,442)
Interest expense related to convertible debt	(2,217)	(3,139)

Net income (loss)	35,090	(67,378)

Dividends on convertible preferred stock	(2,500)	(977)

Net income (loss) attributable to common shareholders	32,590	(68,355)

Comprehensive income (loss):
Net income (loss)	35,090	(67,378)
Other comprehensive loss -
foreign currency translation adjustment	(50)	(103)

Comprehensive income (loss)	$35,040	$(67,481)

Net income (loss) per share, basic and diluted:
Basic	$1.44	$(3.41)
Fully diluted	$(0.01)	$(3.41)

Weighted average number of common shares:
Basic	22,681,031	20,064,869
Fully diluted	629,687,199	20,064,869

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries`
Consolidated Statement of Shareholders’ Deficit
(In thousands, except share data)

	Common Stock		Additional	Accumulated Other Comprehensive Income	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	(Loss)	Deficit	Shares	Amount	Shareholders' Deficit
Balance, December 31, 2008	13,719,050	$14	$134,135	$14	$(211,305)	2,012	$(779)	$(77,921)

Shares issued to YA Global on conversion of Series C preferred stock	8,675,835	9	15,498	-	(1,338)	-	-	14,169

Shares issued on excercisng of employee options	116,000	-	116	-	-	-	-	116

Shares issued for prior year acquisition	25	-	-	-	-	-	-	-

Adjustment for estimate of Series C preferred stock converstions	-	-	2,530	-	3,036	-	-	5,566

Stock-based compensation expense	-	-	357	-	-	-	-	357

Fair value of shares issued to pay liabilities	164,768	-	423	-	-	-	-	423

Comprehensive income - foreign currency translation adjustment	-	-	-	(103)	-	-	-	(103)

Net loss	-	-	-	-	(67,378)	-	-	(67,378)
Balance, December 31, 2009	22,675,678	23	153,059	(89)	(276,985)	2,012	(779)	(124,771)

Shares issued to YA Global on conversion of Series C preferred stock	2,443,300	2	631	-	-	-	-	633

Shares issued to YA Global on conversions of convertible debentures	560,000	1	119	-	-	-	-	120

Deemed dividend on Series D preferred stock
issued to YA Global	-	-	-	-	(2,500)	-	-	(2,500)

Stock-based compensation expense	-	-	165	-	-	-	-	165

Comprehensive income - foreign currency translation adjustment	-	-	-	(50)	-	-	-	(50)

Net income	-	-	-	-	35,090	-	-	35,090
Balance, December 31, 2010	25,678,978	$26	$153,974	$(139)	$(244,395)	2,012	$(779)	$(91,313)

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$35,090	$(67,378)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	990	1,012
Impairment of investment	-	261
Loss on extinguishment of debt	6,006	-
(Gain) loss from change in fair value of hybrid financial instruments	(10,932)	17,786
(Gain) loss from change in fair value of derivative liability - warrants	(11,615)	8,723
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(26,949)	31,442
Interest expense related to convertible debt	2,217	3,139
Interest paid on convertible debenture	(1,000)	-
Stock-based compensation expense	165	357
Increase in value of life insurance policies	(79)	(151)

Changes in operating assets and liabilities
Trade and other accounts receivable	29	(272)
Inventories	12	(7)
Prepaid expenses and other assets	128	524
Accounts payable and accrued liabilities	(367)	(26)
Deferred revenue and other current liabilities	626	388
Net cash used in operating activities	(5,679)	(4,202)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(15)	(100)
Net cash used in investing activities	(15)	(100)

Cash Flows from Financing Activities:
Proceeds from issuance of Series D preferred stock	2,500	-
Costs attributed to issuance of Series D convertible preferred stock	(100)	-
Borrowing (repayment) of note payable - YA Global	(500)	500
Borrowings under convertible debt instruments, net	3,665	2,610
Net proceeds from exercise of stock options	-	116
Net cash provided by financing activities	5,565	3,226

Effect of exchange rate changes on cash	11	15

Net increase (decrease) in cash and cash equivalents	(118)	(1,061)

Cash and cash equivalents, beginning of period	198	1,259
Cash and cash equivalents, end of period	$80	$198

Supplemental cash flow information:
Interest paid during the period	$1,001	$4
Acquisition of patent rights included in accounts payable	$333	-
Accretion of dividends on Series C preferred stock	$-	$977
Series C preferred stock converted to common stock	$631	$10,663
Deemed dividend on Series D preferred stock issued	$2,500	$-
Issuance of common shares to settle outstanding liabilities	$-	$423
Convertible debentures converted into common stock	$119	$-

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1 - General

Business – NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is the innovator and global market leader in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia harnesses the power of the mobile phone with state-of-the art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions. We believe that combining this technology with analytics and reporting capabilities improves the way advertisers market to mobile consumers.

As a technology pioneer in the global mobile barcode industry, our suite of products, services and IP portfolio allows us to offer a comprehensive end-to-end mobile barcode solution. We offer barcode management and infrastructure technology solutions, barcode reader solutions and IP licensing, as well as mobile couponing and ticketing products and services. NeoMedia has been a pioneer in the mobile barcode field since the mid 1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile barcode implementations.  We have an IP portfolio currently consisting of over sixty (60) issued and pending patents.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  Net income for the year ended December 31, 2010 was $35.1 million and our net loss for the year ended December 31, 2009 was $67.4 million, respectively. Net cash used by operations during the years ended December 31, 2010 and 2009 was $5.7 million and $4.2 million, respectively.  At December 31, 2010, we have an accumulated deficit of $244.4 million. We also have a working capital deficit of $88.4 million, of which $72.3 million is related to our financing instruments, including $29.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $42.6 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should YA Global choose not to provide us with continued capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately April 15, 2011.

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

•
License revenues, including intellectual property licenses, represent revenue from the licensing of our intellectual property and proprietary software tools and application products.  We license our development tools and application products under non-exclusive and non-transferable license agreements.  The basis for license fee revenue recognition is substantially governed by FASB ASC 985-605, Software Revenue Recognition. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured. We defer revenue related to license fees for which amounts have been invoiced and/or collected in accordance with the payment terms of the licensing agreements, but for which the above criteria have not been fully met. We recognize licensing revenue over the term of the licensing agreement, and we evaluate our deferrals periodically for any potential adjustments.

•
Hardware, software, and service revenues, which includes sales of software and technology equipment and service fees, is recognized based on guidance provided in FASB ASC 650-10-S99, Revenue Recognition in Financial Statements. Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectability is reasonably assured.  Service revenues, including maintenance fees for providing system updates for software products, user documentation and technical support, are recognized over the life of the contract.  We defer revenue related to technology service and product revenue for which amounts have been invoiced and/or collected but for which the requisite service has not been provided.  Revenue is then recognized over the matching service period.

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

Basic and Diluted Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the year ended December 31, 2010, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation. During the year ended December 31, 2009, we reported a net loss per share, and as such, basic and diluted loss per share were equivalent. We excluded all outstanding stock options, warrants, convertible debt and convertible preferred stock from the calculation of diluted net loss per share because these securities were anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations for each period:

	Year Ended December 31, 2010
	2010	2009
	(in thousands except share and per share data)
Numerator:
Net income (loss)	$35,090	$(67,378)
Adjustments to reconcile net income to income (loss) applicable to common stockholders:
Accretion of preferred stock dividends	(2,500)	(977)
Numerator for basic earnings per share - income available to common stockholders	$32,590	$(68,355)

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability-Series C and D preferred stock and debentures	(26,949)	-
Adjustment for change in fair value of derivative liability- warrants	(11,615)	-
Adjustment for loss on extinguishment of debt (excluding non-dilutive instrument)	5,643	-
Adjustment for change in fair value of hybrid financial instruments	(10,932)	-
Adjustment for interest expense related to convertible debt (excluding non-dilutive instrument)	2,174	-
	(41,679)	-
Numerator for diluted earnings per share- income available for common stockholders after assumed conversions of debentures and exercise of warrants	$(9,089)	$(68,355)

Denominator:
Weighted average shares used to compute basic EPS	22,681,031	20,064,869
Effect of dilutive securities:
Convertible debentures	447,441,832	-
Convertible preferred stock	159,564,336	-
Dilutive potential common shares	607,006,168	-

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	629,687,199	20,064,869

Basic net income (loss) per share	$1.44	$(3.41)
Fully diluted loss per share	$(0.01)	$(3.41)

As shown on the accompanying consolidated statements of operations, our loss on extinguishment of debt for the year ended December 31, 2010 was approximately $6.0 million; however, the table above does not reflect losses of approximately $363,000 related to the extinguishment of the April 2010 promissory note since that note was not a dilutive instrument. The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options, warrants, convertible debt and convertible preferred securities for the year ended December 31, 2010 and 2009, are anti-dilutive and therefore have been excluded from diluted net income (loss) per share:

	Year Ended December 31
	2010	2009
Stock options	701,878	945,612
Warrants	20,846,000	10,061,958
Convertible debt	-	70,053,946
Convertible preferred stock	-	135,723,064
	21,547,848	216,784,581

Comprehensive Income – We report comprehensive income in accordance with FASB ASC 220, Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity. Comprehensive income reported in our financial statements has typically included foreign currency translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature.

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

Financial Instruments and Concentration of Credit Risk – Our financial instruments consist of cash and cash equivalents, accounts receivable, the cash surrender value of life insurance policies, accounts payable, accrued expenses, our accrued purchase price guarantee obligation, notes payable, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financings. We believe the carrying values of cash and cash equivalents, accounts receivable, cash surrender value of life insurance policies, accounts payable, accrued expenses, our accrued purchase price guarantee obligation, notes payable, and other current liabilities approximate their fair values due to their short-term nature.  Our Series C Convertible Preferred Stock  (“Series C preferred stock”), and Series D Convertible Preferred Stock (“Series D preferred stock”), and most of our convertible debentures are carried at amortized cost, with separate recognition of the fair value of any embedded derivative instrument liabilities, including the conversion feature.  The remainder of our convertible debentures are recognized as hybrid financial instruments and carried in their entirety at fair value in accordance with FASB ASC 815.

At December 31, 2010 and 2009, the fair value of our debentures that are carried in their entirety at their fair values of $27.5 million and $37.7 million, respectively, exceeded their face amount of $10.9 million by approximately $16.6 million and $26.8 million, respectively.

Our cash balances are held by a highly-rated financial institution. The balances in our accounts often exceeded the amounts covered by the insurance obligations of the Federal Deposit Insurance Corporation (“FDIC”) during 2010. Effective December 31, 2010, the FDIC insurance coverage on non-interest bearing accounts, such as the commercial checking account we maintain, went from a maximum guarantee of up to $250,000 to unlimited guarantee, and will remain as such until December 31, 2012. Similarly, our cash balances in our NeoMedia Europe location are also deposited and maintained in financial institutions that provide deposit guarantees and are governed by local public law. Our policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. Our policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their renewal licenses prior to initiating services. To the extent credit is granted to our customers, all open accounts receivable beyond 90 days are evaluated for recovery, or the need to establish a reserve for potential un-collectability. We do not require collateral.

Accounts Receivable – We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due.  We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical collection experience and a review of the current status of accounts receivable.  Receivables are generally charged off and sent to a collections agency after ninety days past due, unless we believe that collection is reasonably assured.  At December 31, 2010 and 2009, we concluded that an allowance for doubtful accounts was not required.

Inventories – Inventories are stated at the lower of cost or market and are comprised of barcode-reading equipment at our NeoMedia Europe location.  Cost is determined using the first-in, first-out method.

The following is a detail of the components of our inventory, including reserves:

	As of December 31,
	2010	2009
	(in thousands)
Raw material	$42	$55
Finished goods	184	205
Total	226	260
Less: reserve for slow-moving and obsolete inventory	(114)	(136)
Total Inventory, net of reserves	$112	$124

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

In 2009, we recognized impairment charges of $261,000 as a result of writing off the carrying value of certain long-term investments. As of December 31, 2010, we do not believe any of our long-lived assets are impaired.

Property, and Equipment – Property and equipment, including software, are stated at cost less accumulated depreciation and amortization. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, as follows:

Furniture and fixtures	7 years
Equipment	3 - 5 years

Research and Development – Costs associated with the planning and design phase of software development, including coding and testing activities, and related overhead, necessary to establish technological feasibility of our internally-developed software products, are classified as research and development and expensed as incurred.

Stock-Based Compensation - FASB ASC 718, Stock Compensation, requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.

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

Discontinued Operations – At December 31, 2010, we have a continuing purchase price obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

Income Taxes – We account for income taxes under the provisions of FASB ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have recorded a 100% valuation allowance as of December 31, 2010 and 2009.

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

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement	Issued	Title

ASU No. 2010-26	October 2010	Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-27	December 2010	Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-28	December 2010
Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-29	December 2010	Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2011-01	January 2011	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

Note 3 - Capital Stock

Common Stock - Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have a cumulative voting right, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable. Except as otherwise required by Delaware law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of shareholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy.  Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans. Treasury stock is recorded at cost.

On March 30, 2010, we held a special meeting of our shareholders, at which our shareholders approved amendments to our certificate of incorporation as follows:

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

Preferred Stock - We are authorized to issue 25 million shares of preferred stock, par value $0.01 per share.  We may issue preferred stock in one or more series and having the rights, privileges, and limitations, including voting rights, conversion rights, liquidation preferences, dividend rights and preferences and redemption rights, as may from time to time be determined by our Board of Directors.  Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as our Board of Directors deems appropriate.  In the event that we determine to issue any shares of preferred stock, a certificate of designation containing the rights, privileges, and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware. The effect of this preferred stock designation power is that our Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control of our company without further action by our shareholders, and may adversely affect the voting and other rights of the holders of our common stock. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

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

•	One hundred votes per share of Series A Preferred on each matter submitted to a vote of our shareholders;

•
The right to elect two directors at any meeting at which directors are to be elected, and to fill any vacancy on our Board of Directors previously filled by a director appointed by the Series A Preferred holders;

•
The right to receive an amount, in preference to the holders of common stock, equal to the amount per share payable to holders of common stock, plus all accrued and unpaid dividends, and following payment of 1/100th of the liquidation preference to the holders of each share of common stock, an additional amount per share equal to 100 times the per share amount paid to the holders of common stock;

•
The right to exchange each share of Series A Preferred for 100 times the consideration received per share of common stock in connection with any merger, consolidation, combination or other transaction in which shares of common stock are exchanged for or converted into cash, securities or other property; and

•	The right to be redeemed in accordance with our shareholder rights plan.

While accrued mandatory dividends are unpaid, we may not declare or pay dividends or distributions on, or redeem, repurchase or reacquire, shares of any class or series of junior or parity stock.

The Series A Preferred was created in connection with our shareholders rights plan. As of December 31, 2010, there were no shares of Series A Preferred outstanding.

Series A Convertible Preferred Stock - On June 19, 2001, our Board of Directors approved a Certificate of Designations to create 500,000 shares of a Class of Series A Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on June 20, 2001.  By this approval and filing, 47,511 shares were designated as Series A Convertible Preferred Stock and remain to be issued.  Our Series A Convertible Preferred Stock, par value $0.01 per share, has the following rights:

•
Series A Convertible Preferred was convertible into shares of common stock at a one-to-one ratio, which was proportionally adjusted to a one-to-one hundred ratio pursuant to a reverse stock split in the spring of 2010, and which is subject to a proportional adjustment in the event of further stock splits or combinations, and dividends or distributions of shares of common stock, at the option of the holder; shares are subject to automatic conversion as determined in each agreement relating to the purchase of shares of Series A Convertible Preferred;

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

•	Shares of Series A Convertible Preferred are entitled to one vote per share of such stock, and vote together with holders of common stock.

As of December 31, 2010, there were no shares of Series A Convertible Preferred outstanding.

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

•
To the extent not redeemed on the first anniversary of issuance, Series B Preferred is automatically convertible into the then existing general class of common stock on the first anniversary of issuance at a price equal to $16.20 divided by the greater of $20.00 or the lowest publicly-sold share price during the 90 day period preceding the conversion date, but in no event more than 19.9% of our outstanding capital stock as of the date immediately prior to conversion.

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

As of December 31, 2010, there were no shares of Series B Convertible Redeemable Preferred Stock outstanding.

Series C Convertible Preferred Stock - On February 22, 2006, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series C Convertible Preferred Stock (“Series C preferred stock”) and on January 6, 2010 filed an Amendment to the Certificate.  By the approval and filing, 27,000 shares were designated as Series C preferred stock. Our Series C preferred stock, par value $0.01 per share, as amended on January 5, 2010, has the following rights:

•
Series C preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors. As of December 31, 2010 and 2009, accumulated undeclared unpaid dividends were $3.4 million and $2.7 million, respectively.

•	Series C preferred shares receive proceeds of $1,000 per share upon our liquidation, dissolution or winding up;

•
Each share of Series C preferred stock is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $50.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion; and

•	Series C preferred shares have voting rights on an as-converted basis with the common stock.

As of December 31, 2010, 8,336 shares of Series C preferred stock are issued and outstanding.  The holders of our outstanding shares of Series C preferred stock are limited by the certificate of designation and by the contractual provisions of the related Securities Purchase Agreements under which Series C preferred stock was issued and other related transaction documents from beneficial control of more than 9.99% of our voting securities. Therefore, unless the holder waives this limitation upon 61 days notice to the company, the holders of our Series C preferred stock may not exercise all the voting rights otherwise described in the certificate of designation of these securities (see Note 4).

Series D Convertible Preferred Stock - On January 5, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series D preferred stock. On January 7, 2010, we filed an amendment with the Secretary of State of the State of Delaware to include certain registration rights in connection with the Series D preferred stock. By the approval and filing, 25,000 shares were designated as Series D preferred stock.  On January 5, 2010, we issued 25,000 shares of Series D preferred stock to YA Global for gross proceeds of $2,500,000. Our Series D preferred stock, par value $0.01 per share, has the following rights:

•
Series D preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors. As of December 31, 2010, accumulated undeclared unpaid dividends were $200,000.

•	Series D preferred shares receive proceeds of $100 per share upon our liquidation, dissolution or winding up;

•
Each share of Series D preferred stock is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $2.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion;

•	Series D preferred shares have voting rights on an as-converted basis with the common stock; and.

As of December 31, 2010, 2,500 shares of Series D preferred stock are issued and outstanding.

Poison Pill - On December 10, 1999, our Board of Directors adopted a shareholder rights plan and declared a non-taxable dividend of the right to acquire one-one hundredth of a share of our Series A Preferred Stock, par value $0.01 per share, for each outstanding share of our common stock to shareholders of record on December 20, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date.  The shareholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”.  The shareholder rights plan was designed to enable all shareholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us.  The shareholder rights plan was not adopted in response to any effort to acquire control of us at the time of adoption.  This shareholder rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us.  Certain shareholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings, were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

In addition, our Certificate of Incorporation authorizes our Board of Directors to designate and issue our preferred stock, in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors, without further action by shareholders, and may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, redemption rights, and sinking fund provisions.

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

Note 4 – Financing

At December 31, 2010, our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of nineteen secured convertible debentures issued between August 2006 and December 2010 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations to YA Global.

2010 Financing Transactions - On January 5, 2010, we entered into an investment agreement with YA Global which included (i) the issuance to YA Global of 25,000 shares of our $100 Series D preferred stock (ii) the modification of the conversion terms of all of our outstanding secured convertible debentures and extension of their maturity dates to July 29, 2012 (iii) issuance of additional warrants to acquire 2,250,000 shares of our common stock and, (iv) modification of the terms of three outstanding warrants to acquire a total of 3,500,000 shares of our common stock. The gross amount of this transaction was $2.5 million and we received net proceeds of $1.9 million after fees of $100,000 and the redemption of a $500,000 promissory note issued to YA Global on December 23, 2009.

In addition, the January 5, 2010 investment agreement required us to seek shareholder approval to enact the following changes relating to our common stock: a 1 share for 100 shares reverse stock split, the fixing of our authorized shares at 5,000,000,000, and the reduction in the par value from $0.01 to $0.001. On March 30, 2010, we held a Special Meeting of our shareholders at which the shareholders approved amending the Company’s certificate of incorporation to reflect these changes (see Note 3).

On May 27, 2010, we entered into a Securities Purchase Agreement to issue and sell a secured convertible debenture to YA Global in the principal amount of $2,006,137 and we also entered into an agreement which amended certain terms of all previously issued and outstanding warrants between us and YA Global which changed the ownership limitation provision from 4.99% to 9.99%.

On August 13, 2010, September 29, 2010, October 28, 2010 and December 15, 2010, we entered into additional Securities Purchase Agreements to issue and sell secured convertible debentures to YA Global in the principal amounts of $550,000, $475,000, $400,000 and $450,000, respectively.  In conjunction with the convertible debentures, we also issued warrants to YA Global to purchase 1,000,000, 750,000, 600,000 and 1,250,000 shares of common stock, respectively.  The warrants issued on August 13, 2010, September 29, 2010 and October 28, 2010 have an exercise price of $0.20 per share, while the warrants issued on December 15, 2010 have an exercise price of $0.10.  The warrants have a term of five years.  Additional details related to these financings are disclosed below.

Subsequent to December 31, 2010, we entered into three Securities Purchase Agreements to issue and sell secured convertible debentures to YA Global in the combined principal amount of $1,550,000. The debentures, dated January 10, 2011, February 8, 2011 and March 11, 2011, are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debentures is July 29, 2012. In conjunction with each convertible debenture, we also issued warrants to YA Global to purchase 1,250,000 shares of common stock for an exercise price of $0.10 per share for a period of five years.

Series D Convertible Preferred Stock - The Series D preferred stock issued on January 5, 2010 has a stated value of $100 per share and provides for an 8% cumulative dividend, subject to Board declaration. Each share of Series D preferred stock is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $2.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days preceding the date of conversion, provided that no conversion will be at a price less than the par value of the common stock. The conversion price is subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the conversion price, the Series D preferred stock conversion price adjusts to that lower amount. The Series D preferred stock conversion price is also subject to adjustment for traditional equity restructuring and reorganizations. The Series D preferred stock has a liquidation amount equal to $100 per share plus all declared and unpaid dividends and is redeemable by us, at our option, at an amount of $100 per share plus a redemption premium of 10%. The instrument is also redeemable at the holder’s option upon certain events of default, which includes events and factors that are not related to interest or credit risk.

The Series D preferred stock is a hybrid financial instrument that embodies the risks and rewards typically associated with both equity and debt instruments. Accordingly, we are required to evaluate the features of this contract to determine its nature as either an equity-type contract or a debt-type contract. We determined that the Series D preferred stock is generally more akin to a debt-type contract, principally due to its variable conversion price and redemption features. This determination is subjective. However, in complying with the guidance provided in FASB ASC 815, we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contract that the Series D preferred stock was more akin to a debt instrument for purposes of considering the clear and close relationship of the embedded derivative features to the host contract. FASB ASC 815 requires bifurcation when the embedded feature and the host contract have risks that are not clearly and closely related. Certain exemptions to this rule, such as the traditional conventional convertible exemption and the common-indexed exemption were not available to us because the Preferred Stock is not indexed, as that term is defined, only to our common stock. Accordingly, the conversion feature, along with certain other features that have risks of equity, required bifurcation and classification in liabilities as a compound embedded derivative financial instrument. Derivative financial instruments are required to be measured at fair value both at inception and an ongoing basis.

As discussed in further detail below, the initial allocation of the basis in the Series D preferred stock financing transaction resulted in no basis being ascribed to the redeemable preferred stock. According to FASB ASC 480-10, Distinguishing Liabilities from Equity, if the security is not currently redeemable and it is not probable that the security will become redeemable, accretion to face value is not necessary.  The Series D preferred stock is convertible upon inception and there was no persuasive evidence that the Preferred Stock would not be redeemed.  Based on this information, redemption could not be considered “not probable” of occurring and accretion was necessary. Redeemable preferred stock may be accreted to its redemption value through periodic charges to retained earnings or over the period from the date of issuance to the earliest redemption date. Because there was no term of redemption embodied in the contract, the issuance date was considered the earliest possible redemption date. As a result, a day-one deemed dividend of $2.5 million was recorded to accrete the Series D preferred stock to its redemption value.

In conjunction with the Series D preferred stock financing, we also issued warrants to acquire 2,250,000 shares of our common stock.   We evaluated the warrants for purposes of classification under FASB ASC 480 and determined the warrants require liability classification because they embody down-round anti-dilution protection that precludes the instrument from being considered indexed to the Company’s own stock.

Our accounting required the allocation of the proceeds to the individual financial instruments comprising the Series D preferred stock financing.  Current accounting concepts generally provide that the allocation is made, first to the instruments that are required to be recorded at fair value, that is, the compound embedded derivative and the warrants, and the remainder to the host instrument. The fair value of the embedded conversion feature and the warrants exceeded the proceeds which resulted in a day-one derivative loss.

The allocation of the basis arising from the issuance of the Series D preferred stock and warrants is summarized in the table below:

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

Series C Convertible Preferred Stock - On February 17, 2006, we issued 22,000 shares of $1,000 Series C 8% preferred stock, with a face value of $22.0 million, to YA Global. The Series C preferred stock was originally convertible into shares of common stock at the lower of $50.00 per share and 97% of the lowest closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. On January 5, 2010, we entered into an amendment to the Series C preferred stock, which modified the conversion provisions to increase the look-back period in the variable conversion rate calculation to 125 days.

As of December 31, 2010, the holders of our Series C preferred stock have converted 13,664 shares of the original 22,000 shares of Series C preferred stock into 15,601,416 shares of our common stock, leaving 8,336 shares of Series C preferred stock with a face value of $8.3 million outstanding. Through March 22, 2011, the holders of our Series C preferred stock have converted an additional 815 shares of Series C preferred stock into 27,739,952 shares of our common stock.

Secured Convertible Debentures - The underlying agreements for each of the nineteen debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership, unless the holder waives their right to such limitation. All of the convertible debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Security Agreement and a Patent Security Agreement both dated July 29, 2008. On August 13, 2010 our wholly owned subsidiary, NeoMedia Europe AG, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through several successive Ratification Agreements which have been executed in connection with each of the 2010 and subsequent 2011 financings.

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

On May 27, 2010, August 13, 2010, September 29, 2010, October 28, 2010 and December 15, 2010, we entered into Securities Purchase Agreements to issue and sell secured convertible debentures to YA Global in the principal amount of $2,006,137, $550,000, $475,000, $400,000 and $450,000, respectively. The debentures bear interest at 14% and mature on July 29, 2012. The debentures provided net proceeds of $3,180,000 after payment of $185,000 in fees, and the use of $506,137 of the proceeds of the May 27, 2010 debenture to repay the outstanding principal and interest on a promissory note dated April 1, 2010 owed to YA Global. In connection with these debentures, we also issued warrants to YA Global to purchase 5,000,000, 1,000,000, 750,000, 600,000 and 1,250,000 shares of common stock, respectively. The warrants issued on May 27, 2010 have an exercise price of $0.30 per share, those issued on August 13, 2010, September 29, 2010 and October 28, 2010 have an exercise price of $0.20 per share, and the warrants issued on December 15, 2010 have an exercise price of $0.10 per share.  The warrants have a term of five years.  We have the right to redeem a portion or all amounts outstanding under the debentures at a redemption premium of 10%, plus accrued interest.

At inception, a summary of the allocation of the components of the new debentures and warrants issued in 2010 was as follows:

	May 27, 2010
	debenture
	Proceeds Received	Settlement of April 2010 note	Total	August 13, 2010 debenture	September 29, 2010 debenture	October 28, 2010 debenture	December 15, 2010 debenture
	(in thousands)

Gross proceeds	$(1,500)	$(506)	$(2,006)	$(550)	$(475)	$(400)	$(450)
Structuring and due diligence fee	90	-	90	20	25	25	25
	$(1,410)	$(506)	$(1,916)	$(530)	$(450)	$(375)	$(425)

Derivative liabilities:
Investor warrants	$(684)	$(228)	$(912)	$(233)	$(167)	$(82)	$(91)
Compound derivative	(1,473)	(491)	(1,964)	(704)	(493)	(391)	(341)

Total derivative liabilities	(2,157)	(719)	(2,876)	(937)	(660)	(473)	(432)

Day one derivative loss	747	-	747	407	210	-	-
Convertible debenture-initial carrying value	-	(150)	(150)	-	-	98	7
Loss on extinguishment	-	363	363	-	-	-	-
	$(1,410)	$(506)	$(1,916)	$(530)	$(450)	$(375)	$(425)

The compound derivatives were valued using the Monte Carlo Simulation valuation method. Significant assumptions used to value the compound derivatives as of inception of the financings included exercise estimates/behaviors and the following significant estimates:

	May 27, 2010 Financing	August 13, 2010 Financing	September 29, 2010 Financing	October 28, 2010 Financing	December 15, 2010 Financing

Conversion price	$0.1425	$0.1425	$0.1520	$0.1000	$0.0665
Equivalent volatility	183%	181%	166%	158%	163%
Equivalent interest risk	13.15%	13.12%	13.30%	14.00%	14.00%
Equivalent credit risk	8.59%	8.13%	7.79%	7.73%	7.78%

The warrants are valued using a binomial option valuation methodology. Significant assumptions used to value the warrants as of their inception included the following significant estimates:

	May 27, 2010	August 13, 2010	September 29, 2010	October 28, 2010	December 15 2010

Exercise price	$0.26	$0.20	$0.20	$0.19	$0.09
Expected life	5 years	5 years	5 years	5 years	5 years
Estimated volatility	156%	156%	155%	154%	154%
Risk free rate of return	2.18%	1.47%	1.27%	1.23%	2.11%
Dividend yield	—	—	—	—	—

For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the term of the warrants and volatility is based upon our expected stock price volatility over the term of the warrants.

The table below summarizes the significant terms of each of the debentures as of December 31, 2010:

					Conversion Price – Lower of Fixed Price or Percentage of
				Default	VWAP for Preceding Period
	Face		Interest	Interest	Fixed		Default	Preceding
Debenture Issue Date	Amount	Maturity	Rate	Rate	Price	%	%	Period

August 24, 2006	$5,000,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
December 29, 2006	$2,500,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
March 27, 2007	$7,458,651	7/29/2012	13%	n/a	$2.00	90%	n/a	125 Days
August 24, 2007	$1,775,000	7/29/2012	14%	n/a	$2.00	80%	n/a	125 Days
April 11, 2008	$390,000	7/29/2012	15%	24%	$1.50	80%	75%	125 Days
May 16, 2008	$500,000	7/29/2012	15%	24%	$1.50	80%	50%	125 Days
May 29, 2008	$790,000	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 10, 2008	$137,750	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 29, 2008	$2,325,000	7/29/2012	14%	24%	$2.00	95%	50%	125 Days
October 28, 2008	$2,325,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 1, 2009	$258,037	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
June 5, 2009	$715,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
July 15, 2009	$535,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
August 14, 2009	$475,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 27, 2010	$2,006,137	7/29/2012	14%	20%	$0.30	95%	50%	60 Days
August 13, 2010	$550,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
September 29, 2010	$475,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
October 28, 2010	$400,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
December 15, 2010	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days

All debentures with YA Global contain provisions for acceleration of principal and interest upon default. Certain debentures also contain default interest rates and conversion prices, as reflected in the table above.

In our evaluation of these financing transactions, we concluded that the conversion features were not afforded the exemption for conventional convertible instruments due to the variable conversion rate, and they did not otherwise meet the conditions set forth in current accounting standards for equity classification. Because equity classification was not available for the conversion features, we elected to bifurcate the compound derivatives, and carry them as derivative liabilities, at fair value. Each compound derivative consists of (i) the embedded conversion feature, (ii) down-round anti-dilution protection features, and (iii) default, non-delivery and buy-in puts which were combined into one compound instrument that is carried as a component of derivative liabilities.

Debenture Conversions – On December 23, 2010, $12,844 of the $294,000 face value convertible debenture issued May 1, 2009 was converted into 200,000 shares of our common stock.  On December 29, 2010, an additional $23,119 was converted into 360,000 shares of common stock reducing the face value to $258,037 as of December 31, 2010.

Debenture Interest Payments– On December 23, 2010, $1.0 million of accrued interest related to the March 27, 2007 debenture was paid to YA Global. On February 18, 2011, we made a second payment of $1.0 million of accrued interest, also related to the March 27, 2007 debenture to YA Global.

Fair Value Considerations - In accordance with FASB ASC 815, Derivatives and Hedging, we determined that the conversion features of the Series C and Series D preferred stock, and the August 2006, December 2006, July 2008, October 2008, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010 and December 2010 debentures met the criteria of embedded derivatives and that the conversion features of these instruments required bifurcation and accounting as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income each period. As permitted by FASB ASC 815-15-25, Recognition of Embedded Derivatives, we elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 debentures and accordingly, these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the debentures charged or credited to income each period.

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

Embedded Derivative Instruments – Series C Convertible Preferred Stock and Series D Convertible Preferred Stock and August 2006, December 2006, July 2008, October 2008, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010 and December 2010 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FASB ASC 815, the compound embedded derivative instruments are valued using a Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price in the agreement, the conversion price adjusts to that lower amount.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of December 31, 2010 included exercise estimates/behaviors and the following other significant estimates:

		Remaining		Equivalent	Equivalent
	Conversion	Term	Equivalent	Interest-Risk	Credit-Risk
	Prices	(years)	Volatility	Adjusted Rate	Adjusted Rate

Series C preferred stock	$0.07	1.58	170%	8.00%	7.73%
Series D preferred stock	$0.07	1.58	170%	8.00%	7.73%

August 24, 2006	$0.06	1.58	170%	10.00%	7.73%
December 29, 2006	$0.06	1.58	170%	10.00%	7.73%
July 10, 2008	$0.06	1.58	170%	15.00%	7.73%
July 29, 2008	$0.07	1.58	170%	14.00%	7.73%
October 28, 2008	$0.07	1.58	170%	14.00%	7.73%
May 1, 2009	$0.07	1.58	170%	14.00%	7.73%
June 5, 2009	$0.07	1.58	170%	14.00%	7.73%
July 15, 2009	$0.07	1.58	170%	14.00%	7.73%
August 14, 2009	$0.07	1.58	170%	14.00%	7.73%
May 27, 2010	$0.07	1.58	170%	14.00%	7.73%
August 13, 2010	$0.07	1.58	170%	14.00%	7.73%
September 29, 2010	$0.07	1.58	170%	14.00%	7.73%
October 28, 2010	$0.07	1.58	170%	14.00%	7.73%
December 15, 2010	$0.07	1.58	170%	14.00%	7.73%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On December 31, 2010, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures - The March 2007, August 2007, April 2008 and May 2008 convertible debentures are recorded in accordance with FASB ASC 815-15-25-4 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value charged or credited to income each period. These financial instruments are valued using the common stock equivalent approach. The common stock equivalent is calculated using the shares indexed to the debentures valued at the market price of our stock and the present value of the interest coupon.

Subsequent to the January 5, 2010 amendment, the shares indexed to the debentures were calculated using the variable conversion price based on the 125 day look-back period and the present value of the interest coupon from inception of the debentures to the revised maturity date of July 29, 2012.

Current Period Valuations - For the Series C and D preferred stock and the August 2006, December 2006, July 2008, October 2008, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010 and December 2010 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked-to-market each reporting period.

The March 2007, August 2007, April 2008 and May 2008 debentures were each initially recorded at their full fair value pursuant to FASB ASC 815-15-25-4. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

On January 5, 2010, the terms of all of the debentures issued prior to that date were modified to increase the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days and to extend the stated maturity date to July 29, 2012, which increased our future anticipated cash flows related to those instruments.  Because that increase exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as an extinguishment. Accordingly, the original convertible debentures were considered extinguished and the revised convertible debentures were recorded at their fair value, resulting in an extinguishment loss of approximately $5.6 million.

For instruments which were recorded under FASB ASC 815-15-25-4, the instruments were first adjusted to fair value as of January 5, 2010 using the conversion rate and maturity date prior to the amendment. The fair value of the instrument was then calculated using the modified conversion rate and maturity date to determine the fair value of the instrument subsequent to the amendment. The difference in the fair value before and after the amendment was recorded as an extinguishment loss.

For instruments recorded under FASB ASC 815-15-25-1, the embedded conversion feature was first adjusted to fair value as of the date of the amendment using the conversion rate and maturity date prior to the amendment. The carrying value of the host instrument and the embedded conversion feature, less any deferred financing costs, was then compared with the fair value of the hybrid instrument subsequent to the amendment and the difference was recorded as an extinguishment loss.

For our Series C and Series D preferred stock and our convertible debentures, the following table reflects the face value of the instruments and, as appropriate, either their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative or, for those debentures recorded in their entirety at fair value, their fair value, as well as for each of the instruments the number of common shares (in thousands) into which the instruments are convertible as of December 31, 2010 and December 31, 2009.

				Embedded		Common
December 31, 2010	Face	Carrying	Accrued	Conversion		Stock
	Value	Value	Interest	Feature	Fair Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,336	$8,336	$-	$6,706	$-	125,348
Series D Convertible Preferred Stock	$2,500	$2,500	$-	1,918	-	36,819

August 24, 2006	$5,000	$5,000	$1,876	5,007	-	109,154
December 29, 2006	2,500	2,500	940	2,502	-	54,596
March 27, 2007	7,459	-		-	17,905	118,391
August 24, 2007	1,775	-		-	4,888	31,696
April 11, 2008	390	-		-	1,106	6,964
May 16 ,2008	500	-		-	1,392	8,929
May 29, 2008	790	-		-	2,193	14,107
July 10, 2008	138	138	51	180	-	3,387
July 29, 2008	2,325	2,325	792	2,381	-	46,873
October 23, 2008	2,325	2,325	709	2,279	-	46,873
May 1, 2009	258	258	92	237	-	5,249
June 5, 2009	715	668	158	771	-	13,139
July 15, 2009	535	535	111	404	-	9,719
August 14, 2009	475	475	93	482	-	8,546
May 27, 2010	2,006	302	168	2,785	-	32,690
August 13, 2010	550	13	29	732	-	8,715
September 29, 2010	475	9	17	620	-	7,398
October 28, 2010	400	6	10	517		6,163
December 15, 2010	450	6	3	571		6,811
Total	$29,066	$14,560	$5,049	$28,092	$27,484	701,567

				Embedded		Common
December 31, 2009	Face	Carrying	Accrued	Conversion		Stock
	Value	Value	Interest	Feature	Fair Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,642	$8,642	$-	$16,397	$-	22,158

August 24, 2006	$5,000	$5,000	1,377	14,131	-	13,889
December 29, 2006	2,500	2,500	690	6,926	-	9,260
March 27, 2007	7,459	-	-	-	25,046	20,718
August 24, 2007	1,775	-	-	-	6,573	5,547
April 11, 2008	390	-	-	-	1,412	1,219
May 16 ,2008	500	-	-	-	1,803	1,563
May 29, 2008	790	-	-	-	2,844	2,469
July 10, 2008	137	127	31	337	-	430
July 29, 2008	2,325	2,109	466	4,618	-	6,118
October 28, 2008	2,325	2,130	384	4,594	-	6,118
May 1, 2009	294	120		580	-	774
June 5, 2009	715	71	57	1,410	-	1,882
July 15, 2009	535	253	35	1,056	-	1,408
August 14, 2009	475	213	26	936	-	1,250
Total	$25,220	$12,523	$3,066	$50,985	$37,678	94,803

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of December 31, 2010 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of December 31, 2010 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

The March 2007, August 2007, April 2008 and May 2008 debentures are carried in their entirety at fair value in accordance with FASB ASC 815-15-25-4 and the value of the embedded conversion feature is effectively embodied in those fair values.

Changes in the fair value of convertible instruments that are carried in their entirety at fair value (the March 2007, August 2007, April 2008 and May 2008 debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Year ended December 31,
	2010	2009
	(in thousands)

March 27, 2007	$7,062	$(11,568)
August 24, 2007	1,940	(3,356)
April 11, 2008	436	(676)
May 16, 2008	578	(848)
May 29, 2008	916	(1,338)
Gain (loss) from changes in fair value of hybrid instruments	$10,932	$(17,786)

The carrying value of our liability for convertible instruments carried at fair value decreased $10.2 million during the year ended December 31, 2010. However, the fair values of these liabilities decreased $10.9 million. The difference between the change in carrying value and change in fair value was due to an extinguishment loss of $1.7 million resulting from the January 5, 2010 amendment less the payment of $1.0 million in interest.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statement of operations.

The changes in fair value of these derivative financial instruments were as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Series C preferred stock	$9,361	$(13,904)
Series D preferred stock	2,633	-

August 24, 2006	9,600	(6,871)
December 29, 2006	4,662	(3,370)
July 10, 2008	230	(179)
July 29, 2008	2,788	(2,291)
October 28, 2008	2,627	(2,367)
April 6, 2009	-	(95)
May 1, 2009	338	(324)
June 5, 2009	744	(730)
July 15, 2009	786	(689)
August 14, 2009	562	(622)
May 27, 2010	(820)	-
August 13, 2010	(29)	-
September 29, 2010	(127)	-
October 28, 2010	(124)	-
December 15, 2010	(231)	-
	33,000	(31,442)
Less: Day-one loss from Series D Convertible Preferred financing	(4,582)	-
Less: Day-one loss from May 27, 2010 financing	(747)	-
Less: Day-one loss from August 13, 2010 financing	(407)	-
Less: Day-one loss from September 29, 2010 financing	(210)	-
Less: Day-one loss from October 28, 2010 financing	(98)	-
Less: Day-one loss from December 15, 2010 financing	(7)	-
Gain (loss) from change in fair value of derivative liability	$26,949	$(31,442)

The carrying value of the derivative liabilities-Series C and Series D preferred stock and debentures decreased $22.9 million during the year ended December 31, 2010 resulting from (i) $33.0 million decrease in the fair value of the derivative liability, as shown in the table above, (ii) less conversion of a portion of the Series C preferred stock resulting in a reduction of $329,000, (iii) less conversion of a portion of the May 1, 2009 debenture resulting in a reduction of $83,000, (iv) an increase of $4.6 million, $2.0 million, $703,000, $492,000, $392,000 and $341,000 due to the inception date fair value of the derivative liabilities resulting from the Series D preferred stock and the May 27, 2010, August 13, 2010, September 29, 2010, October 28, 2010 and December 15, 2010 financings, respectively and an increase of $2.0 million resulting from a loss on extinguishment due to the January 5, 2010 modification mentioned above.

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

The January 5, 2010 investment agreement with YA Global amended the exercise price of warrants indexed to 3,500,000 shares of common stock, which were issued in July 2008. Due to down-round anti-dilution provisions, the exercise price of the warrants prior to the amendment was based on the lowest conversion price of convertible debentures issued subsequent to July 2008; however, the amendment fixed the exercise price at $1.00, subject to subsequent adjustment for anti-dilution resulting in an approximate decrease in fair value of $3,500.

In connection with the January 5, 2010 investment agreement, we also issued to YA Global warrants to purchase 2,250,000 shares of our common stock at an exercise price of $1.00, expiring after seven years. These warrants were accounted for as a derivative liability and their fair value at inception was approximately $2.4 million.

The following table summarizes the warrants outstanding (in thousands) and their fair value:

	December 31	December 31		December 31		December 31
	2010	2009		2010		2009

	Exercise	Exercise	Expiration		Fair		Fair
	Price	Price	Date	Warrants	Value	Warrants	Value

Series C preferred stock	$0.06	$0.32	2/17/2011	750	$53	750	$712
Series D preferred stock	$0.10	—	1/5/2017	2,250	255	—	—

August 24, 2006	$0.06	$0.32	8/24/2011	1,750	148	1,750	1,697
December 29, 2006	$0.06	$0.32	12/29/2011	420	37	420	412
March 27, 2007	$0.06	$0.32	3/27/2012	1,250	122	1,250	1,238
August 24, 2007	$0.06	$0.32	8/24/2012	750	72	750	750
May 16, 2008	$0.06	$0.32	5/16/2015	75	8	75	77
May 29, 2008	$0.06	$0.32	5/29/2015	500	56	500	515
July 29, 2008	$0.07	$0.95	7/29/2015	1,000	112	1,000	1,000
July 29, 2008	$0.10	$0.95	7/29/2015	3,500	383	3,500	3,500
May 27, 2010	$0.10	—	5/27/2015	5,000	563	—	—
August 13, 2010	$0.10	—	8/13/2015	1,000	113	—	—
September 29, 2010	$0.10	—	9/29/2015	750	84	—	—
October 28, 2010	$0.10	—	10/28/2015	600	67
December 15, 2010	$0.10	—	12/15/2015	1,250	140
Other warrants	$1.10	$1.10- $3.50	1/16/2011	1	—	67	11
			Total	20,846	$2,213	10,062	$9,912

The warrants are valued using a binomial option valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of December 31, 2010 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 154% to 308%, and risk-free rates of return of 0.07% to 2.11%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations.

The changes in the fair value of the warrants were as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Series C preferred stock	$660	$(689)
Series D preferred stock	2,175	-

August 24, 2006	1,549	(1,504)
December 29, 2006	375	(362)
March 27, 2007	1,116	(1,088)
August 24, 2007	678	(660)
May 16, 2008	69	(67)
May 28, 2008	459	(445)
July 29, 2008	4,005	(3,898)
May 27, 2010	349	-
August 13, 2010	120	-
September 29, 2010	83	-
October 28, 2010	15	-
December 15, 2010	(49)	-
Other warrants	11	(10)
Total	$11,615	$(8,723)

The carrying value of warrants decreased $7.7 million during the year ended December 31, 2010 due to warrant fair value adjustments of $11.6 million as shown in the table above less the issuance of warrants on January 5, 2010, May 27, 2010, August 13, 2010, September 29, 2010, October 28, 2010 and December 15, 2010 with an initial fair value of $2.4 million, $912,000, $233,000, $167,000, $82,000 and $91,000, respectively.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2010:

	Compound
	Embedded	Warrant
	Derivative	Derivative	Total

Beginning balance, December 31, 2009:	$50,985	$9,912	$60,897

Issuances:
January 5, 2010	4,551	2,431	6,982
May 27, 2010	1,964	912	2,876
August 13, 2010	704	233	936
September 29, 2010	493	167	659
October 28, 2010	392	82	474
December 15, 2010	341	91	432

Extinguished	2,076	-	2,076

Fair value adjustments:
Compound embedded derivatives	(33,000)	-	(33,000)
Warrant derivatives	-	(11,615)	(11,615)

Conversions:
Series C preferred stock	(330)	-	(329)
May 1, 2009 financing	(84)		(83)

Ending balance, December 31, 2010	$28,092	$2,213	$30,305

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

Note 5 - Property and Equipment

As of December 31, 2010 and 2009, property and equipment consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)

Furniture and fixtures	$108	$419
Equipment	457	444
Total	565	863
Less: Accumulated depreciation	(469)	(734)
Total property and equipment, net	$96	$129

Depreciation expense was $48,000 and $53,000 for the years ended December 31, 2010 and 2009, respectively. During 2010, we evaluated and adjusted our property and equipment accounts, together with the associated accumulated depreciation, to reflect only those tangible fixed assets with a remaining net book value. During 2010, there were no material sales or disposals of our tangible fixed assets.

Note 6 - Goodwill and Other Intangible Assets

At December 31, 2010 and 2009, we had goodwill of $3.4 million related to our purchase of NeoMedia Europe. Goodwill represents the excess of the purchase price paid over the fair value of the identifiable tangible and intangible assets and liabilities acquired. Additions in 2010 included the acquisition of certain residual rights related to our Mobile Search patent portfolio. We entered into the agreement to acquire those residual rights on December 14, 2010. On January 13, 2011 the transaction was completed, and we issued 5,000,000 shares of our common stock to acquire those residual rights and to settle litigation with Rothschild Trust Holdings, LLC (see Note 12).

The following table summarizes other intangible assets:

	Patents and Other Intangibles	Proprietary Software	Total Intangibles and Proprietary Software
	(in thousands)
December 31, 2008	$2,293	$2,738	$5,031

Additions	-	-	-
Amortization	(297)	(662)	(959)
December 31, 2009	1,996	2,076	4,072

Additions	333	-	333
Amortization	(281)	(662)	(943)
December 31, 2010	$2,048	$1,414	$3,462

Weighted-average remaining amortization period in years	6.9	2.1

As of December 31, 2010, we estimate future amortization expense of intangible assets to be (in thousands):

2011	$941
2012	$937
2013	$378
2014	$259
2015	$244
Thereafter	$703
Total future amortization expense	$3,462

Note 7 - Valuation Accounts

We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due.  We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical collection experience and a review of the current status of accounts receivable.  Receivables are generally charged off and sent to a collections agency after ninety days past due, unless we believe that collection is reasonably assured.  At December 31, 2010 and 2009, we concluded that an allowance for doubtful accounts was not required.

The table below presents the activity for the allowance accounts for the years ended December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in thousands)

Beginning balance	$-	$-
Bad debt recovery (expense)	(197)	(9)
Write-off of uncollectible accounts	197	9
Ending balance	$-	$-

The following table summarizes our inventory reserves as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in thousands)

Beginning balance	$(136)	$(81)
Provision	22	(55)
Charge-off	-	-
Ending balance	$(114)	$(136)

Note 8 – Accrued Expenses

The following table summarizes the accrued liabilities of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(in thousands)

Accruals for disputed services	$2,318	$2,412
Accrued operating expenses	2,042	1,608
Accrued payroll related expenses	-	158
Accrued interest	5,053	3,114
Total	$9,413	$7,292

Note 9 - Comprehensive Income (Loss)

Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ investment that, under accounting principles generally accepted in the United States, are excluded from net income.

The following table summarizes the balances and activity by component of other comprehensive income as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(in thousands)
Beginning balance:
Foreign currency translation adjustment	$(89)	$14

Annual Activity:
Foreign currency translation adjustment	(50)	(103)

Ending balance	$(139)	$(89)

Note 10 - Income Taxes

As of December 31, 2010 and 2009, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:
	As of December 31,
	2010	2009
	(in thousands)
Net operating loss carryforwards (NOL)	$59,507	$57,200
Capital loss	3,343	3,343
Write-off of long-lived assets	501	501
Amortization of intangibles	(579)	(528)
Stock-based compensation	2,397	2,337
Capitalized software development costs and fixed assets	26	35
Deferred revenue	644	419
Alternative minimum tax credit carryforward	39	39
Inventory reserve	21	29
Accruals	2,459	2,319
Impairment loss	2,618	2,618
Derivative gain/loss	8,107	22,922
Interest expense	2,926	3,998
Total deferred tax assets	82,009	95,232
Valuation allowance	(82,009)	(95,232)
Net deferred tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

For the years ended December 31, 2010 and 2009, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Expense/(benefit) at federal statutory rate	$11,888	$(22,880)
State income taxes, net of federal benefit	709	-
Permanent and other difference, net	626	539
Decrease/(increase) in valuation allowance	$13,223	$(22,341)

As of December 31, 2010, we had net operating loss carry forwards for federal tax purposes totaling approximately $165.1 million, which may be used to offset future taxable income and which, if unused, expire between 2011 and 2029 and a capital loss carry-forward of $9.3 million.  As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, our subsidiary NeoMedia Europe, had foreign operations and is not included in our consolidated income tax balances above.  NeoMedia Europe did not have income tax expense during the years ended December 31, 2010 and 2009.

NeoMedia Europe has net operating loss carry forwards that are estimated to be $7.2 million and $5.8 million as of December 31, 2010 and 2009, respectively, not included in our consolidated deferred tax assets stated above, that are fully offset with a valuation allowance.  Due to the uncertainty of the utilization and recoverability of the loss carry forwards we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

We follow the guidance in FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes. We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2010.  Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns.  In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit.  We have determined that there were no uncertain tax positions for the years ended December 31, 2010 and 2009. Due to the carryforward of NOLs, Federal and state income tax returns are subject to audit for varying periods beginning in 1991.

Note 11 - Transactions with Related Parties

In October 2010, we entered into an ongoing consulting agreement with SKS Consulting of South Florida Corp. (“SKS”), whereby we pay SKS $1,500 per day as needed for services rendered by George O’Leary, the Chief Executive Officer of SKS in connection with Mr. O’Leary acting as Chief Operating Officer for NeoMedia Technoloiges, Inc. Under this agreement, in 2010 and 2009, we paid SKS $30,600 and $1,500, respectively.

In April, 2010, we entered into a consulting agreement with Ms. Laura A. Marriott, whereby we paid Ms. Marriott a per diem rate for marketing leadership services. Under this agreement, in 2010 we paid Ms. Marriott $74,100. In October 2010, we also entered into an ongoing consulting agreement with Ms. Marriott, whereby we agreed to pay $22,000 per month for each of October and November 2010, and $24,000 per month beginning in December 2010, for corporate leadership services in connection with Ms. Marriott acting as our Chief Executive Officer. Under this agreement, in 2010, actual payments made to Ms. Marriott were $59,800. Our April 2010 consulting agreement with Ms. Marriott for marketing leadership services has been superseded by Ms. Marriott’s October 2010 consulting agreement as acting Chief Executive Officer.

Note 12 - Commitments and Contingencies

We lease our office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods. We incurred rent and equipment lease expense for our office facilities of approximately $215,000 net of sub-sub-lease rental income from a third party of $72,000, and $259,000 during the years ended December 31, 2010 and 2009, respectively.

We are party to various commitments and contingencies, including:

•	Operating leases for office facilities, certain office and computer equipment;

•	Consulting agreements that carry payment obligations into future years;

•	Various payment arrangements with our vendors that call for fixed payments on past due liabilities;

•	Notes payable to certain vendors that mature at various dates in the future;

•	An outstanding purchase price guarantee obligation of $4.5 million related to our 2006 acquisition of 12Snap, which we disposed of in 2007; and

•	Convertible debentures with outstanding face amounts of $29.1 million.

The following table sets forth the future minimum payments due under the above commitments:

	2011	2012	2013	2014	2015	Total
	(in thousands)
Operating leases	$218	$44	$9	$-	$-	$271
Vendor and consulting agreements	823	378	378	378	378	2,335
Notes payable	69	-	-	-	-	69
Purchase price guarantee obligation	4,535	-	-	-	-	4,535
Convertible debentures	-	29,066	-	-	-	29,066
Total	$5,645	$29,488	$387	$378	$378	$36,276

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

Ephrian Saguy, iPoint – Media, plc. and iPoint – Media, Ltd. – On or around March 5, 2008, we received a summons and notice that the plaintiffs had commenced a third party action in the Magistrate Court in Tel-Aviv-Jaffa, Israel seeking damages from us and YA Global for breach of contract and unjust enrichment related to services provided by iPoint, and investment in us by YA Global. We entered into an assignment agreement with YA Global who settled the matter in 2010 at no cost to us.

Rothschild Trust Holdings, LLC – On September 19, 2008, we received a complaint filed in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009, we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which required us to provide documentation for review by Rothschild Trust Holding, LLC. The non-binding mediation and interim agreement did not settle the matter. On January 4, 2010, we filed a motion for summary judgment seeking to terminate the litigation, but this motion was denied in a hearing held on April 28, 2010. On December 14, 2010, we entered into a joint settlement agreement with Rothschild Trust Holding, LLC, settling all open matters. On January 25, 2011, a final order of dismissal was granted by the court upon the parties’ joint stipulation of voluntary dismissal with prejudice. The joint settlement agreement had no material adverse effect on our financial position or operating results.

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action.  The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. At this time, we are unable to predict with any certainty the outcome of this litigation including the merits or value of the complaint.

The Webb Law Firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our ‘048 patent. The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010 the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010 the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposes several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. We believe that the amendment supports the continued validity of the ‘048 patent. We expect that the USPTO will respond to our amendment during May or June 2011.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP – On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O’Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiff’s services to us and other damages for tortuous interference by Mr. O’Leary.  Our bylaws provide for the indemnification of our Directors against complaints such as this and we also have in place directors’ and officers’ liability insurance. At this time, we believe that the complaint against Mr. O’Leary is without merit. We are however unable to predict with any certainty the outcome of the complaint against us, including its merits or value.

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

Note 14 – Stock-Based Compensation

We have four stock option plans, as summarized below. Options issued under these plans have a term of 10 years.  The plans allow for exercise prices of options issued under the Option Plans to be set at amounts less than the fair market value per share of our common stock on the date of grant. Options may be granted with any vesting schedule as approved by the stock option committee of our Board of Directors, but generally the vesting periods range from immediate vesting to 5 years.  Common shares required to be issued on the exercise of stock options would be issued from our authorized and unissued shares.

			Shares Available For
		Shares Reserved	Issuance at
Plan	Date Adopted	For Issuance	December 31, 2010

2005 Stock Option Plan	December 16, 2005	600,000	600,000
2003 Stock Option Plan	September 24, 2003	1,500,000	426,353
2003 Stock Incentive Plan	October 31, 2003	300,000	287,078
2002 Stock Option Plan	June 6, 2002	100,000	100,000
			1,413,431

We have not registered the 600,000 shares underlying the options in the 2005 Plan, and as a result all 600,000 options remain available for issuance. Options issued under the 2003 Stock Option Plan are non-qualified options. The 2003 Stock Incentive Plan provides for up to 300,000 shares to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009
Volatility	145-210%	138-282%
Expected dividends	-	-
Expected term (in years)	6.79	5.62
Risk-free rate	2.35-2.90%	0.50%

A summary of the transactions during the years ended December 31, 2010 and 2009 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at January 1, 2009	997	$2.00
Granted	283	$1.00
Exercised	(116)	$1.00
Forfeited	(218)	$6.00
Outstanding at December 31, 2009	946	$2.00	$34	8.1
Exercisable at December 31, 2009	697	$3.00	$25	7.8

Outstanding at December 31, 2009	946	$2.00
Granted	230	$0.20
Exercised	-	$-
Forfeited	(474)	$2.24
Outstanding at December 31, 2010	702	$1.55	$-	6.8
Exercisable at December 31, 2010	582	$1.70	$-	7.0

During the year ended December 31, 2010, no options were exercised. During the year ended December 31, 2009, options to purchase a total of 116,000 shares of our common stock, with an intrinsic value of $177,000 were exercised.

A summary of the status of our non-vested options as of December 31, 2010, and changes during the year ended December 31, 2010 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2009	249	$1.00
Granted	230	$0.19
Vested	(112)	$0.95
Forfeited	(247)	$0.44
Nonvested at December 31, 2010	120	$0.71

Total stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to stock-based compensation for the year ended December 31, 2010 and 2009 was $165,000 and $357,000, respectively. As of December 31, 2010, the total unrecognized compensation cost related to non-vested stock options was $87,000 net of expected forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following table summarizes information about our stock options outstanding as of December 31, 2010:

Options Outstanding				Options Exercisable

Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.14 to $4.70	676	7.8	$1.23	555	$1.32
$5.00 to $10.00	18	4.9	$7.69	18	$7.69
$12.50	5	4.9	$12.50	6	$12.50
$17.50	3	5.1	$17.50	3	$17.50
	702	6.8	$1.55	582	$1.70

There were no shares issued during 2010 and 2009 under the 2003 Stock Incentive Plan.

Note 15 - Segment and Geographical Information

As of December 31, 2010, we were structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net revenues and net income (loss) from operations for the years ended December 31, 2010 and 2009, and identifiable assets as of December 31, 2010 and 2009 by geographic area, were as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Revenue:
United States	$1,140	$584
Germany	382	1,078
Total	$1,522	$1,662

Net income (loss):
United States	$37,004	$(66,005)
Germany	(1,914)	(1,373)
Total	$35,090	$(67,378)

	As of December 31,
	2010	2009
Identifiable assets:
United States	$8,179	$8,738
Germany	394	686
Total	$8,573	$9,424

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2010. In light of these material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management evaluated our internal control over financial reporting as of December 31, 2010.  Management’s evaluation also included assessing the effectiveness of internal controls over financial reporting at NeoMedia Europe. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective at a reasonable assurance level due to the existence of the following material weaknesses:

Entity Level Controls:

•
Our senior management did not establish and maintain a proper tone as to internal control over financial reporting.  Specifically, our senior management was unable, due to time constraints, to promptly address all of the control weaknesses brought to their attention throughout this and the previous year’s audit; and

•
We, through our senior management, failed to maintain formalized accounting policies and procedures. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption rules for smaller reporting companies, which require the company to provide only management’s report in this Annual Report.

(c)       Remediation of Material Weaknesses

We will commence efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2010. The above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

(d) Changes in Internal Control over Financial Reporting

Other than the material weaknesses disclosed above, there have been no changes in our internal control over financing reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our Directors (“Directors”) and officers, their business experience during the last five years, their ages and all positions and offices that they hold with us as of the date of this Annual Report.

Name	Age	Position

Laura A. Marriott	41	Chief Executive Officer and Chairperson
Michael W. Zima	53	Chief Financial Officer and Secretary
George G. O'Leary	48	Chief Operating Officer and Director
James J. Keil	83	Director
Sarah Fay	48	Director

Family Relationships

There are no family relationships by and between or among the Directors or other officers. None of our Directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the “Biographies of Officers and Directors” section below.

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

Biographies of Officers and Directors

Laura A. Marriott.  Ms. Marriott was named our acting Chief Executive Officer and Chairperson of our Board of Directors effective on October 8, 2010. Ms Marriott was named to our Board of Directors in January 2009. Ms. Marriott had recently served as President of the Mobile Marketing Association (“MMA”) since July 15, 2005 and prior to that, served as Director of Marketing for Intrado, Inc. from April 1, 2003 through July 14, 2005.  Effective January 1, 2009, Ms. Marriott became a member of the Board of Advisors of the MMA. During her tenure at MMA, the MMA membership experienced substantial growth, established global headquarters and regional chapters throughout the world, and developed guidelines for the industry. In 2010, she was named one of the industry’s Top 10 Women in Wireless by FierceMarkets. Ms Marriott has more than nineteen years of experience in the high-tech industry in the areas of business development, product management and marketing.

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

George G. O’Leary.  Mr. O’Leary was named our acting Chief Operating Officer on October 19, 2010. Mr. O’Leary has been a Director of NeoMedia since February 2007, and is currently the President of SKS Consulting of South Florida Corp. He is also a member the board of directors of ISONICS Corporation (ISON.PK), where he is currently Chairman and acting CFO. Prior to assuming his duties with the Company; Mr. O’Leary was a board member and a consultant to NeoGenomics (NGNM.OB) and was acting Chief Operating Officer from October 2004 to April 2005. Prior to becoming a director of NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated (‘CRI”).  Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million business for this major cable operator until it was sold to Time Warner.

James J. Keil.  J. J. Keil has been a Director of NeoMedia since August 1995.  Mr. Keil currently is a member of the Compensation, Stock Option and Audit Committees.  Mr. Keil is founder and President of Keil & Keil Associates, now known as Keil Partners, LLC, a Marketing, Consulting and Government Reseller LLC located in Chicago, Illinois specializing in Reselling Hardware and Software Products and Solutions to the various agencies of the Federal Government.  Prior to having his own businesses Mr. Keil worked for 38 years at IBM and Xerox Corporation in various marketing, sales and senior executive positions.  From 1996 to 1998 he was involved with edocs, a Natick, MA Bill Payment start-up purchased by Oracle in 2005.  He was a founding investor in edocs.  From 1989 to 1995, Mr. Keil was on the Board of Directors of Elixir Technologies. (a non-public corporation) and from 1990 to 1992 was the Chairman of its Board of Directors.  From 1992 to 1996, Mr. Keil served on the Board of Directors of Document Sciences Corporation which was purchased by EMC.  Mr. Keil holds a B.S. degree from the University of Dayton and did Masters level studies at the Harvard Business School and the University of Chicago in 1961/62.

Sarah Fay. Sarah Fay has been a Director of NeoMedia since March 1, 2011. Ms. Fay is currently a member of the Compensation, Stock Option and Audit Committees. Ms. Fay has served in several capacities, including Chief Executive Officer of Aegis Media North America, from 2008 until May 11, 2009, and prior to that led Aegis’ brands Carat Interactive from 2000 to 2004, and Isobar from 2004 to 2008 years. Ms. Fay currently serves as Chairman of the Board of Governors of DMG Group, a privately held event management organization serving the digital marketing industry, as well as a board member for five (5) privately held businesses, and as an advisory board member for three (3) privately held businesses, all providing services in the mobile/digital marketing, advertising and technology industries.

Legal Proceedings

Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current Director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice , acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors.  The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence.  During the year ended December 31, 2010, members of the Audit Committee were Director George G. O’Leary and independent Director James J. Keil. Mr. O’Leary is designated as a financial expert serving on our Audit Committee.

Compensation Committee – The Compensation Committee is responsible for recommending compensation and benefits for our executive officers to our Board of Directors and for administering our Incentive Plan for our management. Independent Director James J. Keil and Directors Laura A. Marriott and George G. O’Leary were members of our Compensation Committee during 2010.

Stock Option Committee – The Stock Option Committee has responsibility for administering our stock option plans. During 2010, the committee was comprised of independent Director James J. Keil and Directors Laura A. Marriott and George G. O’Leary.

Executive committee - The Board may, subject to its oversight and ratification, delegate such authority to the Executive Committee to permit the Executive Committee to conduct meetings and exercise its authority in the management of the routine business affairs of the Company, during the periods between meetings of the Board. The Executive Committee consists of the Chairperson and two other Directors. The Executive committee has not been active during 2010 and to date.

Governance Committee – The Board may elect members to a Governance Committee. However, during 2010 a Governance Committee was not active.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2010, all such reports were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC, which is attached hereto by reference as exhibit 14.1. This code of ethics applies to all of our Directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to those persons who served as officers during the year ended December 31, 2010:

					All
				Option	Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)

Laura A. Marriott
Chief Executive Officer	2010	$-	$-	$-	$146,440	$146,440

Michael W. Zima
Chief Financial Officer	2010	$140,000	$23,452	$-	$9,162	$172,614
	2009	$129,500	-	$5,560	$3,849	$138,909
	2008	$46,756	-	$28,866	$464	$76,086

George G. O'Leary
Chief Operating Officer	2010	$-	$-	$-	$69,490	$69,490

Christian Steinborn
Chief Executive officer of
NeoMedia Europe AG	2010	$223,013	$-	$-	$15,366	$238,379
	2009	$210,277	$-	$8,432	$14,954	$233,663
	2008	$245,361	$-	$-	$15,190	$260,551

Iain A. McCready
Former Chief Executive Officer	2010	$187,412	$132,112	$2,892	$61,310	$383,726
	2009	$234,982	$-	$9,386	$9,699	$254,067
	2008	$168,893	$88,568	$149,304	$30,327	$437,092

Narrative Disclosure To Summary Compensation Table

All amounts presented for the value of Option Awards represent the aggregate grant date fair value computed in accordance with FASB ASC 718.

Laura A. Marriott – Ms. Marriott became our acting Chief Executive Officer and Chairperson of our Board of Directors effective on October 8, 2010. Prior to that she was a member of our Board of Directors. In addition to her compensation as a Director, and as Chairperson of our Board of Directors, during 2010 Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our acting Chief Executive Officer; for marketing consulting services; and for sales consulting services. The information presented in the Summary Compensation Table includes her compensation for all the services she provided in the aggregate. Ms. Marriott received Directors fees totaling $35,590 and consulting fees totaling $110,850, both of which are reported under the heading of All Other Compensation.

Michael W. Zima – Mr. Zima became our Chief Financial Officer on September 17, 2008. His employment is not governed by an employment agreement. Mr. Zima’s annual salary in 2010 was $140,000 and he was eligible to receive a bonus of $10,000 based on his performance against specified objectives. In connection with funding negotiations between us and YA Global, and for the period from April 1, 2009 through December 31, 2009, Mr. Zima agreed to a 10% salary reduction and a deferral of his 2008 bonus which would have otherwise been paid in early 2009. Mr. Zima’s adjusted annual salary rate for the balance of 2009 was $126,000. In 2010 Mr Zima earned a bonus representing a full pay-out of his 2009 bonus of $10,000, an additional sum of $10,000 granted by the Board and a full pay-out of his pro-rata 2008 bonus which had been deferred in early 2009 of $3,452. Mr. Zima has received three grants of options to purchase our common stock. In connection with his 10% salary reduction in 2009, Mr. Zima was granted an option to purchase 5,250 shares of our common stock on April 29, 2009, with an exercise price of $2.00 per share and monthly vesting in equal amounts over 12 months from the date of grant. During 2008, Mr. Zima received two grants of options to purchase our common stock. The first grant was made on August 28, 2008, the date of his employment, prior to his promotion to Chief Financial Officer, for an option to purchase 5,000 shares of our common stock with an exercise price of $1.00 per share and vesting in equal annual amounts over a four year period. The second grant in 2008 was made upon his promotion to Chief Financial Officer for an option to purchase 45,000 shares of our common stock with an exercise price of $1.00 per share and vesting in equal annual amounts over a four year period. All Other Compensation for Mr. Zima includes amounts related to his participation in our employee benefit plans.

George G. O’Leary – Mr. O’Leary became our acting Chief Operating Officer and was a member of our Board of Directors, effective on October 8, 2010. Prior to that Mr. O’Leary served as a member of our Board of Directors. During 2010 Mr. O’Leary also provided services to us under a per-diem consulting agreement for his services to us as our acting Chief Operating Officer and for other general consulting services. The information presented in the Summary Compensation Table includes his compensation for all the services he provided in the aggregate. Mr. O’Leary received Directors fees totaling $46,210 and consulting fees totaling $23,280, both of which are reported under the heading of All Other Compensation.

Dr. Christian Steinborn – Dr. Steinborn serves as the Chief Executive Officer of our subsidiary, NeoMedia Europe AG. Dr. Steinborn served as NeoMedia’s Chief Operating Officer from October 1, 2007 until June 11, 2008. His employment is governed by an employment agreement which set his annual salary at €160,000 Euros. In connection with funding negotiations between us and YA Global, and effective on April 1, 2009, Dr. Steinborn agreed to a 10% salary reduction. Dr Steinborn’s adjusted annual salary rate for the balance of 2009 was €144,000. Effective on January 1, 2010 Dr. Steinborn’s salary reverted to his original salary of €160,000 per year. Dr. Steinborn has received several stock option grants during his employment and his tenure as an officer. In connection with his 10% salary reduction in 2009, Dr. Steinborn was granted an option to purchase 7,962 shares of our common stock on April 29, 2009, with an exercise price of $2.00 per share and monthly vesting in equal amounts over 12 months from the date of grant. Dr Steinborn’s other grants included a grant on December 23, 2006 for 4,000 shares with exercise prices ranging from $4.50 per share to $17.50 per share vesting in equal annual installments over four years. On February 16, 2007 he entered in to an incentive option agreement under which he was eligible to earn an option to purchase up to 5,000 shares of our common stock per year over each of the next four years. Dr. Steinborn earned the first allocation based on 2007 objectives and an option to purchase 5,000 shares of our common stock were vested and are exercisable at $4.70 per share. He did not earn the second allocation based on 2008 objectives. Dr. Steinborn earned the third allocation based on 2009 objectives and an option to purchase 5,000 shares of our common stock were vested and are exercisable at $1.00 per share. On December 20, 2007, he was granted 16,000 options to purchase shares of our common stock with an exercise price of $1.10 per share, vesting equally over a four year period. All Other Compensation for Dr. Steinborn includes the annual value of his company provided automobile.

Iain A. McCready – Mr. McCready was our Chief Executive Officer from June 10, 2008 through October 8, 2010. During his employment his compensation was governed by an employment agreement. Under the agreement, his annual salary was set at ₤160,000. He was also eligible to receive an annual incentive bonus based on criteria established by the Compensation Committee of up to ₤80,000 and an annual payment in-lieu of his participation in our employee benefit programs of ₤6,095.

For 2008, Mr McCready was eligible to receive a fixed bonus of ₤20,000, an incentive bonus based on criteria established by the Compensation Committee of up to ₤60,000 and an annual payment in-lieu of his participation in our employee benefit programs of ₤6,095. During 2008, Mr. McCready received the pro-rata portion of his salary, his employee benefit payment, his fixed bonus of ₤20,000 and, ₤30,000 representing one half of his 2008 incentive bonus.  In connection with funding negotiations between us and YA Global, and effective on April 1, 2009, Mr. McCready agreed to a 10% salary reduction and a deferral of any incentive bonus payable in 2009. Mr. McCready‘s adjusted annual salary rate for the balance of 2009 was ₤144,000. During 2010 and under the terms of an amendment to his employment agreement, Mr. McCready’s annual salary reverted to ₤160,000 as of January 1, 2010.  During 2010 Mr. McCready received the pro-rata portion of his salary through the end of his employment and he received a full pay-out of his 2009 incentive bonus.

Mr. McCready received four grants of options to purchase our common stock. Mr. McCready’s original employment agreement provided for the grant of two options to purchase our common stock. The first grant was made on the date of his employment for 160,256 shares with an exercise price of $1.00 per share and vesting equally over a 15 month period. The second grant was made on November 15, 2008 for 160,256 shares of our common stock with an exercise price of $1.00 per share which vested on November 29, 2009. In connection with his 10% salary reduction in 2009, Mr. McCready was granted an option on April 29, 2009, to purchase 8,863 shares of our common stock with an exercise price of $2.00 per share, vesting in equal monthly amounts over 12 months from the date of grant. In connection with the amendment of his employment agreement in 2010, Mr. McCready received an option to purchase 180,000 shares of our common stock, with an exercise price of $0.20 per share, vesting in 24 equal monthly amounts, beginning on May 29, 2010. Upon the end of his employment with the Company, further vesting of his options ceased, resulting in the vesting of 30,000 of the 180,000 options eligible under this grant. According to the terms of a Compromise Agreement through which his employment terminated, all of Mr. McCready’s 359,375 vested options continue to be exercisable by him until October 8, 2011, after which all un-exercised options will be forfeited.

All Other Compensation for Mr. McCready includes amounts paid to him in 2008 for consulting services prior to his employment in the amount of $30,327 and in 2008 and 2009, the pro-rata portions of his employee benefit payment. In 2010, Mr. McCready received the pro-rata portions of his employment benefit payment and ₤33,333 representing payments under a compromise agreement through which his employment with us terminated.

During the term of his employment Mr. McCready was also the Chairman of our Board of Directors but was not eligible to receive additional compensation in that capacity.

Outstanding Equity Awards at Year-End

The following table sets forth certain information relative to outstanding option awards held by the named executive officers as of December 31, 2010:

Option Awards
				Equity Incentive Plan
		Number of Securities		Awards: Number of
		Underlying		Securities Underlying	Option
		Unexercised Options		Unexercised	Exercise	Option
		Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name		(#)	(#)	(#)	($)	Date

Laura A. Marriott	(1)	12,500	37,500	-	$1.00	1/1/2019
Chief Executive Officer	(2)	1,775	-	-	$2.00	4/29/2019

Michael W. Zima	(3)	2,500	2,500	-	$1.00	8/28/2018
Chief Financial Officer	(4)	22,500	22,500	-	$1.00	9/17/2018
	(5)	5,250	-	-	$2.00	4/29/2019

George G. O'Leary	(6)	3,881	-	-	$4.00	7/20/2017
Chief Operating Officer	(6)	1,502	-	-	$10.00	7/20/2017
	(7)	1,986	-	-	$4.00	10/3/2017
	(8)	2,165	-	-	$4.00	1/21/2018
	(9)	2,189	-	-	$4.00	4/17/2018
	(10)	7,050	-	-	$2.00	4/29/2019

Christian Steinborn	(11)	1,000	-	-	$4.50	2/23/2016
Chief Executive Officer of	(11)	1,000	-	-	$7.50	2/23/2016
NeoMedia Europe AG	(11)	1,000	-	-	$12.50	2/23/2016
	(11)	1,000	-	-	$17.50	2/23/2016
	(12)	5,000	-	-	$4.70	2/15/2017
	(12)	5,000	-	-	$0.22	2/15/2017
	(12)	-	-	5,000	Various	2/15/2017
	(13)	12,000	4,000	-	$1.05	12/20/2017
	(14)	7,962	-	-	$2.00	4/29/2019

Iain A. McCready	(15)	160,256	-	-	$1.00	10/8/2011
Former Chief Executive	(16)	160,256	-	-	$1.00	10/8/2011
Officer	(17)	8,863	-		$2.00	10/8/2011
	(18)	30,000	-	-	$0.20	10/8/2011

(1) Ms. Marriott’s option grant on January 1, 2009 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant.

(2) Ms. Marriott’s’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010.

(3) Mr. Zima’s option grant on August 28, 2008 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant.

(4) Mr. Zima’s option grant on September 17, 2008 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant.

(5) Mr. Zima’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010.

(6) Mr. O’Leary’s option grants on July 20, 2007 vested in their entirety on July 20, 2007.

(7) Mr. O’Leary’s option grant on October 3, 2007 vested in its entirety on October 3, 2007.

(8) Mr. O’Leary’s option grant on January 21, 2008 vested in its entirety on January 21, 2008.

(9) Mr. O’Leary’s option grant on April 17, 2008 vested in its entirety on April 17, 2008.

(10) Mr. O’Leary’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010.

(11) Dr Steinborn’s option grant on December 23, 2006 vested over a 3 year period, with 25% vesting on the grant date and 25% on each subsequent anniversary date of the grant.

(12) Dr. Steinborn’s incentive option agreement dated February 16, 2007 originally provided for up to 20,000 options to purchase our shares. Each year 25% of the original incentive option plan could be earned and vested based on the achievement of goals as determined by the Compensation Committee. It was determined that the first 25% increment of this plan, for options to purchase 5,000 shares, were earned and vested. It was determined that the second 25% increment of this plan was not earned. It was determined that the third 25% increment of this plan, for options to purchase 5,000 shares, were earned and vested. The vesting of the fourth 25% increment of this plan, for options to purchase 5,000 shares, was yet to be determined as of December 31, 2010. The exercise price of each portion of the options earned under this plan is established at the date it is earned.

(13) Dr Steinborn’s option grant on December 20, 2007 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant.

(14) Dr. Steinborn’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010.

(15) Mr. McCready’s option grant on June 10, 2008 vested in 15 equal monthly installments beginning on June 29, 2008 and was completely vested on August 29, 2009.

(16) Mr. McCready’s option grant on November 15, 2008 vested in its entirety on November 29, 2009.

(17) Mr. McCready’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010.

(18) Mr. McCready’s option grant on April 29, 2010 vested in 12 equal monthly installments beginning on May 29, 2010. At the date of his termination, 30,000 options had vested.

Additional Narrative Disclosure

Retirement Benefits

We offer a defined contribution plan to our United States employees in accordance with Section 401(K) of the Internal Revenue Code. Under the provisions of this plan eligible employees may defer a portion of their pre-tax compensation into the plan. However, we do not make any matching contributions to the plan.

Change in Control Agreements

In connection with funding negotiations between us and YA Global, and effective on April 29, 2009 all Directors and 11 employees of the Company, including Ms. Marriott, Mr. Zima, Mr. O’Leary, Dr. Steinborn and Mr. McCready were granted accelerated vesting of all time-vesting options and all earned incentive options to purchase shares of our common stock, upon a change in control of the Company.

Director Compensation

The following table sets forth certain information relative to compensation paid to outside Directors for the year ended December 31, 2010:

	Fees
	Earned or	(a)	(b)	All
	Paid in	Stock	Option	Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)

Laura A. Marriott	$35,590	$-	$-	$110,850	$146,440

George G. O'Leary	$46,210	$-	$-	$23,280	$69,490

James J. Keil	$50,120	$-	$-	$-	$50,120

Sarah Fay	$-	$-	$-	$-	$-

 Narrative to Director Compensation Table

Outside Directors are compensated through a combination of cash and stock options. Cash compensation amounts payable to the Directors, described below, were established as of January 1, 2009. No Option Awards were made to our Directors in 2010:

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

During 2010, Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our acting Chief Executive Officer; for marketing consulting services; and for sales consulting services. The information presented tin the Director Compensation Table includes her compensation for all the services she provided in the aggregate. Ms. Marriott received Directors fees totaling $35,590 and consulting fees totaling $110,850, which are reported under the heading of All Other Compensation. Mr. O’Leary also provided services to us, through his consulting firm, under a per-diem consulting agreement for his services to us as our acting Chief Operating Officer and for other general consulting services. The information presented in the Director Compensation Table includes his compensation for all the services he provided in the aggregate. Mr. O’Leary received Directors fees totaling $46,210 and consulting fees totaling $23,280, which are reported under the heading of All Other Compensation. For further information, see Item 13 – Certain Relationships and Related Transactions and Director Independence.

Grants of Plan-based Awards

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of, March 22, 2011: (i) by each of our Directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and Directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 22, 2011, there were 58,418,784 shares of our common stock outstanding:

			Series C Convertible		Series D Convertible
	Common Stock		Preferred Stock		Preferred Stock
	Beneficial	Percent of	Beneficial	Percent of	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)	Ownership (1)	Class (1)	Ownership (1)	Class (1)

Directors and Named Executive Officers
Laura A. Marriott (2) (3)	26,775	*	-	*	-	*
Michael W. Zima (2) (4)	17,750	*	-	*	-	*
George G. O'Leary (2) (5)	28,992	*	-	*	-	*
Christian Steinborn (2) (6)	60,131	*	-	*	-	*
James J. Keil (2) (7)	56,025	*	-	*	-	*
Sarah Fay (2) (8)	11,111	*	-	*	-	*
Iain A. McCready (2) (9)	359,375	*	-	*	-	*
Officers and Directors as a Group (7 Persons) (10)	560,159	*	-	*	-	*

Other Beneficial Owners
YA Global Investments, LP (11)	3,015,075	5.2%	5,256	69.9%	3,395	13.6%
Barry Liben (12)	1,005,025	1.7%	660	8.8%	-	*
Andypolo, LLC (13)	1,005,025	1.7%	660	8.8%	-	*
Westmount International Holdings Limited (14)	1,005,025	1.7%	400	5.3%	21,605	86.4%
JMC Holdings, L.P. (15)	3,268,795	5.6%	200	2.6%	-	*
Garden State Cardiology Retirement Trust (16)	1,005,025	1.7%	135	1.8%	-	*
David and Judith Klein JTWROS(17)	1,005,025	1.7%	210	2.8%	-	*
BP GCL Section 3.4, LLC (18)	4,000,000	6.9%	-	*	-	*
Total	15,308,995	26.2%	7,521	100.0%	25,000	100.0%

Shares outstanding	58,418,784		7,521		25,000

* Indicates less than 1%.

 (1) Applicable percentage of ownership is based on 58,418,784 shares of Common Stock outstanding as of March 22, 2011. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of Common Stock within 60 days of March 22, 2011 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable, or exercisable within 60 days of March 22, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our Common Stock, Series C preferred stock and Series D preferred stock are our only issued and outstanding classes of securities eligible to vote. However, due to contractual restrictions, the Series C preferred stock and Series D preferred stock are currently not eligible to vote.

(2) Address of the referenced individual is c/o NeoMedia Technologies, Inc., Two Concourse Parkway, Suite 500, Atlanta, GA, 30328.

(3) Laura Marriott is acting Chief Executive Officer and Chairperson of our Board of Directors. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2011.

(4) Michael W. Zima is our Chief Financial Officer. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2011.

(5) George G. O'Leary is our acting Chief Operating Officer and a member of our Board of Directors.  Ownership includes 10,220 shares owned by SKS Consulting of South Florida Corp, a company that Mr. O'Leary currently serves as President, and 18,772 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2011.

(6) Christian Steinborn is Chief Executive Officer of our subsidiary NeoMedia Europe, AG.  Ownership includes 21,163 shares of common stock and 38,968 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2011.

 (7) James J. Keil is a member of our Board of Directors.  Ownership includes 25,000 shares of common stock and 31,025 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2011.

(8) Sarah Fay is a member of our Board of Directors. Ownership includes 11,111 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2011.

(9) Iain A. McCready is our former Chief Executive Officer and former Chairman of our Board of Directors.  Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 22, 2011.

(10) Includes an aggregate of 492,664 options to purchase shares of common stock which will have vested within 60 days of March 22, 2011 and 56,384 shares owned directly by our named executive officers and Directors.

(11)  The address of YA Global Investments, L.P. (“YA Global”) is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302. The information presented herein is based on information provided by YA Global and based on the records of the Company. Ownership includes 4,613 shares of Series C preferred stock and 3,395 shares of Series D preferred stock owned by YA Global; 61 shares of Series C preferred stock owned by a related entity, Yorkville Advisors GP, LLC; 1,005,025 shares of Common Stock and 319 shares of Series C preferred stock owned by Mr. Mark Angelo, an officer of YA Global; 1,005,025 shares of Common Stock and 94 shares of Series C preferred stock owned by Mr. David Gonzalez, an officer of YA Global; 1,005,025 shares of Common Stock and 169 shares of Series C preferred stock owned by Mr. Gerald Eicke, an officer of YA Global. Our Series C preferred stock and Series D preferred stock are entitled to vote on an as-converted basis with holders of our Common Stock with respect to the amount of Common Shares receivable upon conversion of such preferred stock. However the holders of our Series C preferred stock and Series D preferred stock are subject to contractual limitations in regards to their beneficial ownership, including their ability to exercise their voting rights, to the extent that they can not exceed 9.99% combined beneficial ownership. If such holders were to declare us in default or if they issue a notice waiving the 9.99% limitation, upon 61 days notice, and comply with the SEC’s beneficial ownership reporting requirements for affiliates, they would be able to vote their Series C preferred stock and Series D preferred stock on an as-converted basis.

(12) The address of Mr. Barry Liben is 5 Scarsdale, Livingston, NJ 07039. The information presented herein is based on our review of a Schedule 13D filed with the SEC by Mr. Liben and the records of the Company.

(13) The address of Andypolo, LLC is 4206 Yoakman Blvd. Houston, TX 77006. The information presented herein is based on our review of a Schedule 13D filed with the SEC by Andypolo, LLC and Mr. David Houston, as well as the records of the Company.

(14) The address of Westmount International Holdings Limited is 433 Plaza Real, Suite 275,  Boca Raton, FL 33432. The information presented herein is based on our review of a Schedule 13D filed with the SEC by Westmount International Holdings Limited and Mr. Chris Alf, as well as the records of the Company.

(15) The address of JMC Holdings, L.P. is 51 Madison Avenue, 31st Floor, New York, NY 10010. The information presented herein is based on our review of a Schedule 13D, a Schedule 13D/A, a Form 3 and several Form 4s as filed with the SEC by JMC Holdings, L.P. and Mr. J. Michael Cline, as well as the records of the Company.

(16) The address of Garden State Cardiology Retirement Trust is 10 Devonshire Road, Livingston, NJ 07039. The information presented herein is based on the records of the Company.

(17) The address of David and Judith Klein JTWROS is 14 Zeck Ct., Suffern, NY 10901. The information presented herein is based on the records of the Company.

(18) The address of BP GCL Section 3.4, LLC is 1180 Kane Concourse, Suite 310, Bay Harbor Islands, FL 33154. The information presented herein is based on information provided by BP GCL Section 3.4, LLC and Mr. Leigh M. Rothschild, as well as the records of the Company. Ownership includes 3,600,000 shares of Common Stock owned by BP GCL Section 3.4, LLC and 400,000 shares of Common Stock owned by Mr. Rothschild.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Beginning in December 2006, we entered into a consulting agreement with SKS Consulting of South Florida Corp. (“SKS”), whereby we paid SKS for services rendered by one of our Directors Mr. O’Leary. Payments under this agreement and subsequent amendments thereto in the form of cash, shares of our common stock and stock options are described in Item 11 above. Beginning in April, 2010, we entered into a consulting agreement with one of our Directors Ms. Marriott, whereby we paid her for services. Payments under this agreement and subsequent amendments thereto, are described in Item 11 above.

Director Independence

As of the date of filing of this Annual Report on Form 10-K, our non-executive Directors Mr. Keil and Ms. Fay, are independent Directors. Ms. Marriott, as our acting Chief Executive Officer and Chairperson of the Board of Directors, and Mr. O’Leary as acting Chief Operating Officer and Director, were not independent.

ITEM 14.   Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed by our independent auditors, Kingery & Crouse, P.A., for the audit of our annual consolidated financial statements for the years ended December 31, 2010 and 2009 and for the review of our quarterly financial statements during 2010 and 2009 were $155,000 and $157,000, respectively. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

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

(b)	Exhibits

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	Bylaws of DevSys, Inc.		SB-2	3.2	11/25/1996
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	By-laws of DevSys, Inc.		SB-2	3.4	11/25/1996
3.5	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.6	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.7	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.8	By-laws of Dev-Tech Migration, Inc.		SB-2	3.8	11/25/1996
3.9	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.10	Form of By-laws of DevSys Migration, Inc.		SB-2	3.1	11/25/1996
3.11	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.12	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.13	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.14	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.15	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.16	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.17	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
3.18	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.19	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/2010
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005
10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007
10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007
10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008
10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/2009

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/2009
10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/2009
10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/2009
10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/2010
10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/2010
10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/2010
10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22	1/11/2010
10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010
10.125	Notification of new trading symbol "NEOMD" beginning May 10, 2010.		8-K		5/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.126	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/3/2010
10.127	Secured Convertible Debenture, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/3/2010
10.128	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/3/2010
10.129	Global Warrant Amendment, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.4	6/3/2010
10.130	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	6/3/2010
10.131	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	6/3/2010
10.132	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/19/2010
10.133	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/19/2010
10.134	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/19/2010
10.135	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.6	8/19/2010
10.136	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.7	8/19/2010
10.137	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/19/2010
10.138	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.9	8/19/2010
10.139	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/1/2010
10.140	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/1/2010
10.141	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/1/2010
10.142	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/1/2010
10.143	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/1/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.144	Compromise Agreement dated October 19, 2010, executed by Iain A. McCready		8-K	10.1	10/20/2010
10.145	Resignation Letter dated October 19, 2010, executed by Iain A. McCready		8-K	10.2	10/20/2010
10.146	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	11/3/2010
10.147	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	11/3/2010
10.148	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2010
10.149	Fourth Ratification Agreement, dated October 28, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	11/3/2010
10.150	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	11/3/2010
10.151	Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC; BP BL Section 3.4, LLC; and Leigh M. Rothschild		8-K	10.1	12/15/2010
10.152	Bylaws of Neomedia Technologies, Inc. adopted December 16, 2010		8-K	3.2	12/21/2010
10.153	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	12/21/2010
10.154	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	12/21/2010
10.155	Warrant, No. NEOM-1210, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	12/21/2010
10.156	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	12/21/2010
10.157	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	12/21/2010
10.158	Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	12/22/2010
10.159	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	1/14/2011
10.160	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	1/14/2011
10.161	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	1/14/2011
10.162	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	1/14/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.163	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	1/14/2011
10.164	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/11/2011
10.165	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	2/11/2011
10.166	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	2/11/2011
10.167	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	2/11/2011
10.168	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	2/11/2011
10.169	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	2/22/2011
10.170	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	3/17/2011
10.171	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	3/17/2011
10.172	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	3/17/2011
10.173	Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	3/17/2011
10.174	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	3/17/2011

14	Code of Professional Ethics		10-K	14.1	4/3/2007
21	Subsidiaries of the Registrant	X
23.1	Consent of Kingery & Crouse, P.A.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: March 25, 2011

	By:	/s/ Laura A. Marriott
Laura A. Marriott
Acting Chief Executive Officer, Principal Executive Officer

/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer, Principal Finance Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2011.

Signatures	Title	Date

/s/ Laura A. Marriott	Acting Chief Executive Officer, Principal Executive Officer and Board Chairperson	March 25, 2011
Laura A. Marriott

/s/ Michael W. Zima	Chief Financial Officer, Principal Financial and Accounting Officer	March 25, 2011
Michael W. Zima

/s/ George G. O’Leary	Acting Chief Operating Officer, Director	March 25, 2011
George G. O’Leary

/s/ James J. Keil	Director	March 25, 2011
James J. Keil

/s/ Sarah Fay	Director	March 25, 2011
Sarah Fay