Form 10-Q
period 2011-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2011-05-13
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of the registrant’s Common Stock on May 9, 2011 was 65,770,910.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49	$80
Trade accounts receivable, net of allowance of $5 and $0	299	345
Inventories, net of allowance of $121 and $114	118	112
Prepaid expenses and other current assets	134	151
Total current assets	600	688

Property and equipment, net	90	96
Goodwill	3,418	3,418
Proprietary software, net	1,250	1,414
Patents and other intangible assets, net	1,976	2,048
Cash surrender value of life insurance policies	759	738
Other long-term assets	171	171
Total assets	$8,264	$8,573

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$365	$435
Taxes payable	48	126
Accrued expenses	9,654	9,413
Deferred revenues and customer prepayments	2,198	1,417
Note payable	29	69
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	673	2,213
Derivative financial instruments - Series C and D preferred stock and debentures payable	22,482	28,092
Debentures payable - carried at amortized cost	14,724	14,560
Debentures payable - carried at fair value	24,013	27,484
Total current liabilities	79,427	89,050

Commitments and contingencies (Note 6)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 7,521 and 8,336 shares issued and outstanding,
liquidation value of $7,521 and $8,336	7,521	8,336
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 25,000 and 25,000 shares issued and outstanding,
liquidation value of $2,500 and $2,500	2,500	2,500

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 58,435,344 and
25,695,392 shares issued and 58,418,930 and 25,678,978 shares
outstanding, respectively	58	26
Additional paid-in capital	155,289	153,974
Accumulated deficit	(235,604)	(244,395)
Accumulated other comprehensive loss	(148)	(139)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(81,184)	(91,313)
Total liabilities and shareholders’ deficit	$8,264	$8,573

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenues	$369	$355
Cost of revenues	238	339
Gross profit	131	16

Sales and marketing expenses	316	319
General and administrative expenses	794	1,095
Research and development costs	401	283

Operating loss	(1,380)	(1,681)

Loss on extinguishment of debt	-	(5,643)
Gain from change in fair value of hybrid financial instruments	2,471	18,372
Gain from change in fair value of derivative liability - warrants	1,782	6,551
Gain from change in fair value of derivative liability -
Series C and D preferred stock and debentures	6,671	40,179
Interest expense related to convertible debt	(753)	(446)

Net income	8,791	57,332

Dividends on convertible preferred stock	-	(2,500)

Net income attributable to common shareholders	8,791	54,832

Comprehensive income (loss):
Net income	8,791	57,332
Other comprehensive loss -
foreign currency translation adjustment	(9)	(24)

Comprehensive income	$8,782	$57,308

Net income (loss) per share, basic and diluted:
Basic	$0.20	$2.42
Fully diluted	$-	$(0.04)

Weighted average number of common shares:
Basic	44,655,496	22,675,678
Fully diluted	2,290,074,838	112,316,492

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Deficit (Unaudited)
(in thousands, except share data)

				Accumulated Other
	Common Stock		Additional	Comprehensive Income	Accumulated	Treasury Stock		Total
	Shares	Amount	Paid-in Capital	(Loss)	Deficit	Shares	Amount	Shareholders' Deficit
Balance, December 31, 2010	25,678,978	$26	$153,974	$(139)	$(244,395)	2,012	$(779)	$(91,313)

Shares issued for acquisition of patent rights	5,000,000	5	345	-	-	-	-	350

Shares issued upon conversions of Series C preferred stock	27,739,952	27	943	-	-	-	-	970

Stock-based compensation expense	-	-	27	-	-	-	-	27

Comprehensive income - foreign currency translation adjustment	-	-	-	(9)	-	-	-	(9)

Net income	-	-	-	-	8,791	-	-	8,791
Balance, March 31, 2011	58,418,930	$58	$155,289	$(148)	$(235,604)	2,012	$(779)	$(81,184)

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$8,791	$57,332
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	246	268
Loss on extinguishment of debt	-	5,643
(Gain) loss from change in fair value of hybrid financial instruments	(2,471)	(18,372)
(Gain) loss from change in fair value of derivative liability - warrants	(1,782)	(6,551)
(Gain) loss from change in fair value of derivative liability -
Series C and D preferred stock and debentures	(6,671)	(40,179)
Interest expense related to convertible debt	753	446
Interest paid on convertible debt	(1,000)	-
Stock-based compensation expense	27	58
Increase in value of life insurance policies	(21)	-

Changes in operating assets and liabilities
Trade and other accounts receivable	46	105
Inventories	(6)	21
Prepaid expenses and other assets	17	200
Accounts payable and accrued liabilities	(200)	(609)
Deferred revenue and other current liabilities	781	(160)
Net cash used in operating activities	(1,490)	(1,798)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(4)	(5)
Net cash used in investing activities	(4)	(5)

Cash Flows from Financing Activities:
Proceeds from issuance of Series D preferred stock	-	2,500
Costs attributed to issuance of Series D convertible preferred stock	-	(100)
Borrowing (repayment) of note payable - YA Global	-	(500)
Borrowings under convertible debt instruments, net	1,460	-
Net cash provided by financing activities	1,460	1,900

Effect of exchange rate changes on cash	3	(5)

Net increase (decrease) in cash and cash equivalents	(31)	92

Cash and cash equivalents, beginning of period	80	198
Cash and cash equivalents, end of period	$49	$290

Supplemental cash flow information:
Interest paid during the period	$1,001	$1
Series C preferred stock converted to common stock	$970	$-
Deemed dividend on Series D preferred stock issued	$-	$2,500
Shares issued for acquisition of pattent rights	$350	$-

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - General

Business – NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is an innovator and a global market leader in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia harnesses the power of the mobile phone with state-of-the art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions. We believe that combining this technology with analytics and reporting capabilities improves the way advertisers market to mobile consumers.

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

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern.  Net income for the three months ended March 31, 2011 was $8.8 million and our net income for the three months ended March 31, 2010 was $57.3 million, respectively, of which $10.9 million and $59.5 million, respectively, were non-cash gains (net) related to our financing instruments.   Net cash used by operations during the three months ended March 31, 2011 and 2010 was $1.5 million and $1.8 million, respectively. At March 31, 2011, we have an accumulated deficit of $235.6 million. We also have a working capital deficit of $78.8 million, of which $61.9 million is related to our financing instruments, including $24.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $37.2 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with continued capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately June 15, 2011.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements as of December 31, 2010 and 2009, and for the years then ended, including notes thereto in the Company’s Form 10-K.

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

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the three months ended March 31, 2011 and 2010, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations for each period:

	Three Months Ended March 31,
	2011	2010
	(in thousands except share and per share data)
Numerator:
Net income (loss)	$8,791	$57,332
Adjustments to reconcile net income to income (loss)
applicable to common stockholders:
Accretion of preferred stock dividends	-	(2,500)
Numerator for basic earnings per share - income available
to common stockholders	$8,791	$54,832

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability-Series C	(6,671)	(40,179)
and D preferred stock and debentures
Adjustment for change in fair value of derivative liability- warrants	(1,782)	(6,551)
Adjustment for loss on extinguishment of debt (excluding
non-dilutive instrument)	-	5,643
Adjustment for change in fair value of hybrid financial instruments	(2,471)	(18,372)
Adjustment for interest expense related to convertible debt (excluding		-
non-dilutive instrument)	751	446
	(10,173)	(59,013)
Numerator for diluted earnings per share-
income available for common stockholders
after assumed conversions of debentures and
exercise of warrants	$(1,382)	$(4,181)

Denominator:
Weighted average shares used to compute basic EPS	44,655,496	22,675,678
Effect of dilutive securities:
Employee stock options	15,291	-
Convertible debentures	1,728,874,928	65,227,939
Convertible preferred stock	516,529,123	24,412,875
Dilutive potential common shares	2,245,419,342	89,640,814

Denominator for diluted earnings per share-
adjusted weighted average shares and assumed
conversions	2,290,074,838	112,316,492

Basic net income (loss) per share	$0.20	$2.42
Fully diluted loss per share	$-	$(0.04)

The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options, warrants, convertible debt and convertible preferred securities for the three months ended March 31, 2011 and 2010, are anti-dilutive and therefore have been excluded from diluted net income (loss) per share:

	As of March 31,
	2011	2010
Stock options	901,878	927,909
Warrants	23,595,000	12,291,958
	24,496,878	13,219,867

Inventories – Inventories are stated at the lower of cost or market and are comprised of barcode-reading equipment at our NeoMedia Europe location.  Cost is determined using the first-in, first-out method.

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have recently been issued:

Pronouncement	Issued	Title

ASU No. 2011-01	January 2011	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

ASU No. 2011-02	April 2011	Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

ASU No. 2011-03	April 2011	Update No. 2011-03—Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any future effect on our consolidated financial statements.

Note 3 – Financing

At March 31, 2011, our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of twenty two secured debentures issued between August 2006 and March 2011 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under these securities. At various times YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Conversions - Each of our securities is convertible into shares of our common stock. However, the conversion of each of these securities is limited such that the holder cannot exceed 9.99% beneficial ownership, unless the holder waives their right to such limitation. Cumulatively, as of March 31, 2011, the holders of our Series C preferred stock have converted 14,479 shares of the original 22,000 shares of Series C preferred stock into 42,583,621 shares of common stock. Holders of our debentures have converted $888,000 of principal and accrued interest, of those debentures into 1,317,747 shares of our common stock.

Debenture Interest Payments– On December 23, 2010 and again on February 18, 2011, we made payments of $1.0 million each of accrued interest, related to the March 27, 2007 debenture, to YA Global.

Secured Debentures - The underlying agreements for each of the twenty two debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010 our wholly owned subsidiary, NeoMedia Europe AG, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010 and 2011 financings.

2011 Financing Transactions - On January 10, 2011, February 8, 2011 and March 11, 2011, we entered into Securities Purchase Agreements to issue and sell debentures to YA Global in the principal amount of $450,000, $650,000 and $450,000, respectively. The debentures are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The debentures bear interest at 14% and mature on July 29, 2012. The debentures provided net proceeds of $1,460,000 after payment of $90,000 in fees. We have the right to redeem a portion or all amounts outstanding under the debenture at a redemption premium of 10%, plus accrued interest.  In connection with the debentures, we also issued warrants to YA Global to purchase 1,250,000, 1,250,000 and 1,000,000 shares of common stock, respectively. The warrants have an exercise price of $0.10 per share and a term of five years.

At inception, a summary of the allocation of the components of the new debentures and warrants issued this quarter was as follows:

	January 10, 2011 debenture	February 8, 2011 debenture	March 11, 2011 debenture
	(in thousands)

Gross proceeds	$450	$650	$450
Structuring and due diligence fee	(25)	(40)	(25)
	$425	$610	$425

Derivative liabilities:
Investor warrants	$(144)	$(59)	$(39)
Compound derivative	(573)	(744)	(677)
Total derivative liabilities	(717)	(803)	(716)

Day-one derivative loss	292	193	291
	$(425)	$(610)	$(425)

The compound derivatives were valued using the Monte Carlo Simulation valuation method. Significant assumptions used to value the compound derivatives as of inception of the financings included exercise estimates/behaviors and the following significant estimates:

	January 10, 2011 Financing	February 8, 2011 Financing	March 11, 2011 Financing

Conversion price	$0.0665	$0.0285	$0.0190
Equivalent volatility	172%	151%	167%
Equivalent interest risk	14.00%	14.00%	14.00%
Equivalent credit risk	7.78%	7.50%	7.51%

The warrants are valued using a binomial option valuation methodology. Significant assumptions used to value the warrants as of their inception included the following significant estimates:

	January 10, 2011	February 8, 2011	March 11, 2011

Exercise price	$0.10	$0.10	$0.10
Expected life	5 years	5 years	5 years
Estimated volatility	172%	169%	185%
Risk free rate of return	0.79%	1.09%	0.89%
Dividend yield	—	—	—

 For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the term of the warrants and volatility is based upon our expected stock price volatility over the term of the warrants.

The table below summarizes the significant terms of all of the outstanding debentures as of March 31, 2011:

					Conversion Price – Lower of Fixed Price or Percentage of
				Default	VWAP for Preceding Period
	Face		Interest	Interest	Fixed		Default	Preceding
Debenture Issue Date	Amount	Maturity	Rate	Rate	Price	%	%	Period

August 24, 2006	$5,000,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
December 29, 2006	$2,500,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
March 27, 2007	$7,458,651	7/29/2012	13%	n/a	$2.00	90%	n/a	125 Days
August 24, 2007	$1,775,000	7/29/2012	14%	n/a	$2.00	80%	n/a	125 Days
April 11, 2008	$390,000	7/29/2012	15%	24%	$1.50	80%	75%	125 Days
May 16, 2008	$500,000	7/29/2012	15%	24%	$1.50	80%	50%	125 Days
May 29, 2008	$790,000	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 10, 2008	$137,750	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 29, 2008	$2,325,000	7/29/2012	14%	24%	$2.00	95%	50%	125 Days
October 28, 2008	$2,325,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 1, 2009	$258,037	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
June 5, 2009	$715,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
July 15, 2009	$535,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
August 14, 2009	$475,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 27, 2010	$2,006,137	7/29/2012	14%	20%	$0.30	95%	50%	60 Days
August 13, 2010	$550,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
September 29, 2010	$475,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
October 28, 2010	$400,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
December 15, 2010	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
January 10, 2011	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
February 8, 2011	$650,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
March 11, 2011	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days

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

Fair Value Considerations - In accordance with FASB ASC 815, Derivatives and Hedging, we determined that the conversion features of the Series C and Series D preferred stock, and the August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010, December 2010, January 2011, February 2011 and March 2011 debentures met the criteria of embedded derivatives and that the conversion features of these instruments required bifurcation and accounting as derivative instrument liabilities. Changes in the fair value of the derivative liability for the embedded conversion option are charged or credited to income each period. As permitted by FASB ASC 815-15-25, Recognition of Embedded Derivatives, we elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 debentures and accordingly, these securities are being carried in their entirety at their fair values, with the changes in the fair value of the debentures charged or credited to income each period.

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

Embedded Derivative Instruments – Series C and Series D preferred stock and August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010, December 2010, January 2011, February 2011 and March 2011 Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FASB ASC 815, the compound embedded derivative instruments are valued using a Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price in the agreement, the conversion price adjusts to that lower amount.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of March 31, 2011 included exercise estimates/behaviors and the following other significant estimates:

		Remaining		Equivalent	Equivalent
	Conversion	Term	Equivalent	Interest-Risk	Credit-Risk
	Prices	(years)	Volatility	Adjusted Rate	Adjusted Rate

Series C preferred stock	$0.02	1.35	169%	8.00%	7.51%
Series D preferred stock	$0.02	1.35	169%	8.00%	7.51%

August 24, 2006	$0.02	1.35	169%	10.00%	7.51%
December 29, 2006	$0.02	1.35	169%	10.00%	7.51%
July 10, 2008	$0.02	1.35	169%	15.00%	7.51%
July 29, 2008	$0.02	1.35	169%	14.00%	7.51%
October 28, 2008	$0.02	1.35	169%	14.00%	7.51%
May 1, 2009	$0.02	1.35	169%	14.00%	7.51%
June 5, 2009	$0.02	1.35	169%	14.00%	7.51%
July 15, 2009	$0.02	1.35	169%	14.00%	7.51%
August 14, 2009	$0.02	1.35	169%	14.00%	7.51%
May 27, 2010	$0.02	1.35	169%	14.00%	7.51%
August 13, 2010	$0.02	1.35	169%	14.00%	7.51%
September 29, 2010	$0.02	1.35	169%	14.00%	7.51%
October 28, 2010	$0.02	1.35	169%	14.00%	7.51%
December 15, 2010	$0.02	1.35	169%	14.00%	7.51%
January 10, 2011	$0.02	1.35	169%	14.00%	7.51%
February 8, 2011	$0.02	1.35	169%	14.00%	7.51%
March 11, 2011	$0.02	1.35	169%	14.00%	7.51%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On March 31, 2011, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Debentures - The March 2007, August 2007, April 2008 and May 2008 debentures are recorded in accordance with FASB ASC 815-15-25 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value charged or credited to income each period. These financial instruments are valued using the common stock equivalent approach. The common stock equivalent is calculated using the shares indexed to the debentures valued at the market price of our stock and the present value of the coupon.

Subsequent to the January 5, 2010 amendment, the shares indexed to the debentures were calculated using the variable conversion price based on the 125 day look-back period and the present value of the coupon from inception of the debentures to the revised maturity date of July 29, 2012.

Current Period Valuations - For the Series C and D preferred stock and the August 2006, December 2006, July 2008, October 2008, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010, December 2010, January 2011, February 2011 and March 2011 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked-to-market each reporting period.

The March 2007, August 2007, April 2008 and May 2008 debentures were each initially recorded at their full fair value pursuant to FASB ASC 815-15-25-4. That fair value is marked-to-market each reporting period, with any changes in the fair value charged or credited to income.

On January 5, 2010, the terms of all of the debentures issued prior to that date were modified to increase the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days and to extend the stated maturity date to July 29, 2012, which increased our future anticipated cash flows related to those instruments.  Because that increase exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as an extinguishment. Accordingly, the original debentures were considered extinguished and the revised debentures were recorded at their fair value, resulting in an extinguishment loss of approximately $5.6 million.

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

For our Series C and Series D preferred stock and our debentures, the following tables reflect the face value of the instruments and, as appropriate, either their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative or, for those debentures recorded in their entirety at fair value, their fair value, as well as for each of the instruments the number of common shares (in thousands) into which the instruments are convertible as of March 31, 2011 and December 31, 2010:

				Embedded		Common
March 31, 2011	Face	Carrying	Accrued	Conversion		Stock
	Value	Value	Interest	Feature	Fair Value	Shares
	(in thousands)

Series C preferred stock	$7,521	$7,521	$-	$4,109	$-	387,663
Series D preferred stock	$2,500	$2,500	$-	1,366	-	128,866

August 24, 2006	$5,000	$5,000	$2,000	3,748	-	388,887
December 29, 2006	2,500	2,500	1,001	1,873	-	194,511
March 27, 2007	7,459	-		-	15,329	414,370
August 24, 2007	1,775	-		-	4,444	110,938
April 11, 2008	390	-		-	990	24,375
May 16 ,2008	500	-		-	1,261	31,250
May 29, 2008	790	-		-	1,989	49,375
July 10, 2008	138	138	57	147	-	12,179
July 29, 2008	2,325	2,325	872	1,723	-	168,279
October 23, 2008	2,325	2,325	790	1,732	-	163,949
May 1, 2009	258	258	101	169	-	13,139
June 5, 2009	715	675	184	577	-	20,807
July 15, 2009	535	535	130	402	-	35,002
August 14, 2009	475	475	110	357	-	30,784
May 27, 2010	2,006	407	237	2,455	-	118,060
August 13, 2010	550	24	49	639	-	31,501
September 29, 2010	475	17	33	543	-	26,755
October 28, 2010	400	12	24	453		22,304
December 15, 2010	450	12	18	500		24,656
January 10, 2011	450	7	14	496		24,420
February 8, 2011	650	9	13	708		34,893
March 11, 2011	450	5	4	485		23,875
Total	$30,616	$14,724	$5,637	$22,482	$24,013	2,480,838

				Embedded		Common
December 31, 2010	Face	Carrying	Accrued	Conversion		Stock
	Value	Value	Interest	Feature	Fair Value	Shares
	(in thousands)

Series C Convertible Preferred Stock	$8,336	$8,336	$-	$6,706	$-	125,348
Series D Convertible Preferred Stock	$2,500	$2,500	$-	1,918	-	36,819

August 24, 2006	$5,000	$5,000	$1,876	5,007	-	109,154
December 29, 2006	2,500	2,500	940	2,502	-	54,596
March 27, 2007	7,459	-		-	17,905	118,391
August 24, 2007	1,775	-		-	4,888	31,696
April 11, 2008	390	-		-	1,106	6,964
May 16 ,2008	500	-		-	1,392	8,929
May 29, 2008	790	-		-	2,193	14,107
July 10, 2008	138	138	51	180	-	3,387
July 29, 2008	2,325	2,325	792	2,381	-	46,873
October 23, 2008	2,325	2,325	709	2,279	-	46,873
May 1, 2009	258	258	92	237	-	5,249
June 5, 2009	715	668	158	771	-	13,139
July 15, 2009	535	535	111	404	-	9,719
August 14, 2009	475	475	93	482	-	8,546
May 27, 2010	2,006	302	168	2,785	-	32,690
August 13, 2010	550	13	29	732	-	8,715
September 29, 2010	475	9	17	620	-	7,398
October 28, 2010	400	6	10	517		6,163
December 15, 2010	450	6	3	571		6,811
Total	$29,066	$14,560	$5,049	$28,092	$27,484	701,567

The terms of the embedded conversion features in the securities presented above provide for variable conversion rates that are indexed to our common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of March 31, 2011 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the debentures was convertible as of March 31, 2011 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

The March 2007, August 2007, April 2008 and May 2008 debentures are carried in their entirety at fair value in accordance with FASB ASC 815-15-25-4 and the value of the embedded conversion feature is effectively embodied in those fair values.

Changes in the fair value of securities, which are carried in their entirety at fair value (the March 2007, August 2007, April 2008 and May 2008 debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)

March 27, 2007	$1,576	$12,088
August 24, 2007	444	3,212
April 11, 2008	116	713
May 16, 2008	131	915
May 29, 2008	204	1,444
Gain (loss) from changes in fair value of hybrid instruments	$2,471	$18,372

The carrying value of our liability for securities carried at fair value decreased $3.47 million during the three month period ended March 31, 2011. However, the fair values of these liabilities decreased $2.47 million. The difference between the change in carrying value and change in fair value was due to the payment of $1.0 million in interest.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of securities not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statement of operations.

The changes in fair value of these derivative financial instruments were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Series C preferred stock	$2,440	$14,628
Series D preferred stock	552	4,041

August 24, 2006	1,259	10,962
December 29, 2006	629	5,342
July 10, 2008	33	267
July 29, 2008	658	3,497
October 28, 2008	547	3,300
May 1, 2009	68	470
June 5, 2009	194	996
July 15, 2009	2	505
August 14, 2009	125	753
May 27, 2010	330	-
August 13, 2010	93	-
September 29, 2010	77	-
October 28, 2010	64	-
December 15, 2010	71	-
January 10, 2011	77
February 8, 2011	36
March 11, 2011	192
	7,447	44,761
Less: Day-one loss from Series D Convertible Preferred financing	-	(4,582)
Less: Day-one loss from January 10, 2011 financing	(292)	-
Less: Day-one loss from February 8, 2011 financing	(193)	-
Less: Day-one loss from March 11, 2011 financing	(291)	-
Gain (loss) from change in fair value of derivative liability	$6,671	$40,179

The carrying value of the derivative liabilities-Series C and Series D preferred stock and debentures decreased $5.6 million during the three month period from December 31, 2010 to March 31, 2011 resulting from (i) $7.4 million decrease in the fair value of the derivative liability, as shown in the table above, (ii) less conversion of a portion of the Series C preferred stock resulting in a reduction of $157,000 and, (iii) an increase of $573,000, $744,000 and $677,000 due to the inception date fair value of the derivative liabilities resulting from the January 10, 2011, February 8, 2011and March 11, 2011 financings, respectively.

The carrying value of our liability for securities carried at fair value decreased $38.1 million during the three month period from December 31, 2009 to March 31, 2010. However, the fair values of these liabilities decreased $44.8 million. The difference between the change in carrying value and change in fair value was due to an extinguishment loss of $2.1 million resulting from the January 5, 2010 amendment and an increase of $4.6 million due to the inception date fair value of the derivative liabilities resulting from the January 5, 2010 financing.

Warrants - YA Global holds warrants to purchase shares of our common stock that were issued in connection with the debentures and the Series C and Series D preferred stock. The warrants are exercisable at the lower of a fixed exercise price or a specified percentage of the current market price. From time to time, the fixed exercise prices of the warrants held by YA Global have been reduced as an inducement for YA Global to enter into subsequent financing arrangements. In addition to the warrants issued to YA Global, certain other warrants have been issued to consultants and other service providers.

The warrants issued to YA Global and others do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The January 5, 2010 investment agreement with YA Global amended the exercise price of warrants indexed to 3,500,000 shares of common stock, which were issued in July 2008. Due to down-round anti-dilution provisions, the exercise price of the warrants prior to the amendment was based on the lowest conversion price of debentures issued subsequent to July 2008; however, the amendment fixed the exercise price at $1.00, subject to subsequent adjustment for anti-dilution resulting in an approximate decrease in fair value of $3,500.

The following table summarizes the warrants outstanding (in thousands) and their fair value:

	March 31,	December 31,		March 31,		December 31,
	2011	2010		2011		2010
	Exercise	Exercise	Expiration		Fair		Fair
	Price	Price	Date	Warrants	Value	Warrants	Value
				(in thousands)		(in thousands)
Series C preferred stock	n/a	$0.06	2/17/2011	-	$-	750	$53
Series D preferred stock	0.02	0.10	1/5/2017	2,250	66	2,250	255

August 24, 2006	0.02	0.06	8/24/2011	1,750	35	1,750	148
December 29, 2006	0.02	0.06	12/29/2011	420	10	420	37
March 27, 2007	0.02	0.06	3/27/2012	1,250	31	1,250	122
August 24, 2007	0.02	0.06	8/24/2012	750	20	750	72
May 16, 2008	0.02	0.06	5/16/2015	75	2	75	8
May 29, 2008	0.02	0.06	5/29/2015	500	15	500	56
July 29, 2008	0.02	0.07	7/29/2015	1,000	30	1,000	112
July 29, 2008	0.02	0.10	7/29/2015	3,500	104	3,500	383
May 27, 2010	0.02	0.10	5/27/2015	5,000	148	5,000	563
August 13, 2010	0.02	0.10	8/13/2015	1,000	30	1,000	113
September 29, 2010	0.02	0.10	9/29/2015	750	23	750	84
October 15, 2010	0.02	0.10	10/15/2015	600	18	600	67
December 15, 2010	0.02	0.10	12/15/2015	1,250	37	1,250	140
January 10, 2011	0.02	n/a	1/10/2016	1,250	37
February 8, 2011	0.02	n/a	2/8/2016	1,250	37
March 11, 2011	0.02	n/a	3/11/2016	1,000	30
Other warrants	n/a	1.10	1/16/2011	-	-	1	-
			Total	23,595	$673	20,846	$2,213

The warrants are valued using a binomial option valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of March 31, 2011 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 161% to 268%, and risk-free rates of return of 0.05% to 2.24%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations.

The changes in the fair value of the warrants were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Series C preferred stock	$53	$474
Series D preferred stock	189	1,283

August 24, 2006	113	928
December 29, 2006	27	218
March 27, 2007	91	650
August 24, 2007	52	398
May 16, 2008	6	40
May 28, 2008	41	265
July 29, 2008	361	2,285
May 27, 2010	415	-
August 13, 2010	83	-
September 29, 2010	61	-
October 28, 2010	49	-
December 15, 2010	103	-
January 10, 2011	107
February 8, 2011	22
March 11, 2011	9
Other warrants	-	10
Total	$1,782	$6,551

The carrying value of warrants decreased $1.6 million during the three months ended March 31, 2011 due to warrant fair value adjustments of $1.8 million as shown in the table above, less the issuance of warrants on January 10, 2011, February 8, 2011 and March 31, 2011 with a fair value of $144,000, $59,000, and $39,000, respectively.

The carrying value of warrants decreased $4.1 million during the three months ended March 31, 2010 due to warrant fair value adjustments of $6.5 million as shown in the table above, less the issuance of warrants on January 5, 2010 with a fair value of $2.4 million.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three months ended March 31, 2011:

	Compound
	Embedded	Warrant
	Derivatives	Derivatives	Total

Beginning balance, December 31, 2010:	$28,092	$2,213	$30,305

Issuances:
January 10, 2011	573	144	717
February 8, 2011	744	59	803
March 11, 2011	677	39	716

Fair value adjustments:
Compound embedded derivatives	(7,447)	-	(7,447)
Warrant derivatives	-	(1,782)	(1,782)

Conversions:
Series C Convertible Preferred Stock	(157)	-	(157)

Ending balance, March 31, 2011	$22,482	$673	$23,155

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

Note 4 – Stock-Based Compensation

A total of 200,000 stock options were issued to employees during the three months ended March 31, 2011, exercisable at strike prices ranging from $0.047 to $0.14 per share.

The grant date fair values of the options issued during the three months ended March 31, 2011 was $19,000, which amount is being recognized over the vesting period of the options. There were no stock options issued to employees and directors during the three months ended March 31, 2010. Total stock-based compensation expense recorded in the statement of operations was $27,000 and $58,000, for the three months ended March 31, 2011 and 2010, respectively.

We used the following assumptions to value the stock options granted during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Volatility	156-169%	-
Expected dividends	-	-
Expected term (in years)	5.79	-
Risk-free rate	2.70-2.89%	-

A summary of the transactions and status of our granted, vested and exercisable options during the three months ended March 31, 2011 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2010	702	$1.55
Granted	200	$0.09
Exercised	-	$-
Forfeited	-	$-
Outstanding at March 31, 2011	902	$1.23	$-	8.0
Exercisable at March 31, 2011	594	$1.69	$-	7.3

A summary of the status of our non-vested options as of March 31, 2011 and changes during the three months ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2010	120	$0.71
Granted	200	$0.13
Vested	(12)	$0.93
Forfeited	-	$-
Nonvested at March 31, 2011	308	$0.32

The following table summarizes information about our stock options outstanding at March 31, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted-Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.047 to $4.70	876	8.1	$0.96	568	$1.31
$5.00 to $10.00	18	4.7	$7.69	18	$7.69
$12.50	5	4.6	$12.50	5	$12.50
$17.50	3	4.9	$17.50	3	$17.50
	902	8.0	$1.22	594	$1.68

There were no stock options exercised during the three months ended March 31, 2011.

Subsequent events – On April 7, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”) and on April 22, 2011, we filed a registration statement on Form S-8 to register the shares of our common stock, $0.001 par value underlying the Plan.

Also effective on April 7, 2011, the Board approved option agreements with two employees and a contractor for a total of 210,000 shares of our common stock from our 2003 Stock Option Plan at an exercise price of $0.017 per share. The grants to employees vest in equal annual installments over a four year period. The grant to the contractor vests over the term of the contract.

Also effective on April 7, 2011, the Board approved the cancellation of all outstanding option agreements under the 2003 Stock Option Plan and 2003 Stock Incentive Plan with our directors and employees whose exercise prices were $1.00 or greater and the issuance of replacement option agreements at an exercise price of $0.017. The replacement option agreements will restate the respective terms of each prior agreement giving consideration to our reverse stock split and in regard to vesting. The impact to our statement of operations from this transaction was not material.

Also effective on April 7, 2011, the Board approved option agreements with three members of our Board for a total of 300,000 shares of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.017 per share. Two of the three grantees’ options vest in equal monthly installments over an 18 month period, and the third grantee’s options vest on the date of the grant.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)

Accruals for disputed services	$2,318	$2,318
Accrued operating expenses	1,643	2,042
Accrued payroll related expenses	53	-
Accrued interest	5,640	5,053
Total	$9,654	$9,413

Note 6 – Contingencies

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions is unlikely to have a material adverse effect on our financial position or operating results.

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. At this time, we are unable to predict with any certainty the outcome of this litigation including the merits or value of the complaint.

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

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP – On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O’Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiff’s services to us and other damages for tortuous interference by Mr. O’Leary. On April 21, 2011, we filed a motion to dismiss Mr. O’Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we also have in place directors’ and officers’ liability insurance. At this time, we believe that the complaint against Mr. O’Leary is without merit. We are however unable to predict with any certainty the outcome of the complaint against us, including its merits or value.

Note 7 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net revenues and net income for the three months ended March 31, 2011 and 2010, and the identifiable assets as of March 31, 2011, and December 31, 2010, by geographic area were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenue:
United States	$319	$167
Germany	50	188
Total	$369	$355

Net income (loss):
United States	$9,243	$57,669
Germany	(452)	(337)
Total	$8,791	$57,332

	March 31,	December 31,
	2011	2010
Identifiable assets:
United States	$7,990	$8,179
Germany	274	394
Total	$8,264	$8,573

Note 8 – Transactions with Related Parties

Ms. Laura A. Marriott serves as our Chairperson of the Board of Directors and Acting Chief Executive Officer. Ms. Marriot is also a member of the Compensation Committee and Stock Option Committee of the Board of Directors. In addition to her compensation as a non-executive member of our Board, Ms Marriot is compensated as our acting Chief Executive officer under a consulting agreement for which she received $72,000 in compensation from us during the three months ended March 31, 2011.

Mr. George G. O’Leary serves as a member of the Board of Directors and as acting Chief Operating Officer. Mr. O’Leary is also the Chairman of our Audit Committee, Compensation Committee and a member of our Stock Option Committee. In addition to his compensation as a member of our Board, Mr O’Leary is compensated as our acting Chief Operating Officer under a consulting agreement for which he received $21,000 in compensation from us during the three months ended March 31, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is an innovator and a global market leader in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia harnesses the power of the mobile phone in a whole new way with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions. As a leading technology pioneer in the global mobile barcode industry, we believe that our suite of products, services and IP portfolio makes us the only provider able to offer a comprehensive end-to-end mobile barcode solution.  We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing and ticketing products and services.  Our current customers include handset manufacturers, platform providers, brands and agencies looking to offer innovative mobile barcode solutions to their customer base.  NeoMedia offers “one stop” for all of our customers’ mobile barcode needs.

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

From our perspective, two of our strategic approaches continue to show success. The first is the maximization of our patent portfolio through IP licensing, and the second is to partner with key mobile agency/platform resellers to maximize the reach of our barcode management, infrastructure solutions and our barcode reader products.  However, we anticipate that by broadening our outreach and approaching brands directly, we can continue to accelerate our sales activities. Our NeoMedia Europe business continues to focus on building the opportunities for mobile couponing, ticketing and hardware scanning solutions in Europe.  NeoMedia Europe has had success in markets in Europe and Asia and we plan to build on these successes, with heavy emphasis in Europe, which we believe will continue to contribute to our overall revenue mix.

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

•
eBay: On December 21, 2010, we entered into a license, covenant not to sue and release agreement to grant a five year, non-exclusive, non-sublicensing license to eBay Inc. (“eBay”). The license grants freedom to operate to eBay, its affiliates and certain third parties, by providing a worldwide right to use our barcode technology patents. We received a license fee from eBay for the initial term. The Agreement also provided mutual covenants not to sue and mutual releases to the parties. The Agreement also granted to eBay a 60 day option for a similar license to our search technology patents, which they exercised on February 15, 2011, and for which we received an additional license fee for the initial term. The initial term of the licenses expires on December 31, 2015 and the licenses may be extended for successive 3 year terms, for additional license fees, from eBay.

During 2009, 2010 and 2011, we also entered into strategic agreements with mobile marketing agencies and platform resellers for our services.  These agencies typically represent brands and mobile technology solutions in Europe and the United States. Currently there are [six (6)] such agreements and we have been conducting trial initiatives as well as active campaigns in markets in the US and Europe.

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

Our NeoReader scanning product is also available for download in the key “app stores” including Android, Apple, Blackberry, Nokia and Ovi.

We will continue to take this diversified sales approach to ensure that we maximize all revenue opportunities for our business in this time of tremendous market growth and opportunity.

Comparison of the Three Months Ended March 31, 2011 and 2010

Results of Operations

We continue to focus on the development of our patent licensing and barcode ecosystem technology. During the three months ended March 2011 and 2010, our operating losses were $1.4 million and $1.7 million. During the three months ended March 2011 and 2010, our net income was $8.8 million and $57.3 million, respectively. Our operating results include non-cash gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these non-cash gains and losses principally as a result of changes in the market value of our common stock. During the three months ended March 2011, we reported non-cash gains on our hybrid financial instruments, warrants and debentures, totaling $10.9 million.

The following table sets forth certain data derived from our consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues:
Barcode Reader	53	$46
Barcode Management & Infrastructure	34	6
IP Licensing	242	165
Hardware	9	134
Other	31	4
Total revenues	$369	$355

Revenues. Revenues for the three months ended March 2011 and 2010, respectively, were $369,000 and $355,000, an increase of $14,000, or 4%. Our revenues and product mix have changed as a result of changes in our operations and business strategy. For the three months ended March 2011 and 2010, respectively, our Barcode Reader product sales were $53,000 and $46,000, an increase of $7,000, or 15%, as a result of slightly increased demand for these products and services. For the three months ended March 2011 and 2010, respectively, our Barcode Management & Infrastructure revenue was $34,000 and $6,000, an increase of $28,000 or 467%. We are focusing additional sales resources on this category in response to important opportunities with both agencies and brands in the U.S. and Europe. Revenues related to patent licensing agreements were $242,000 and $165,000 during the three months ended March 2011 and 2010, respectively, an increase of $77,000 or 47% as a result of licensing agreements we entered into in 2009, 2010 and 2011. We expect our revenues to change as we focus of our efforts toward patent licensing, and the barcode ecosystem. We believe this focus will deliver the most value in the future. For the three months ended March 2011 and 2010, respectively, our hardware product sales were $9,000 and $134,000, a decrease of $125,000 or 93%. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period.

Cost of Revenues. Cost of revenues was $238,000 for the three months ended March 31, 2011 compared with $339,000 for the three months ended March 31, 2010, a decrease of $101,000, or 30%.  Cost of revenues related to our hardware products, was $3,000 and $106,000 for the three months ended March 2011 and 2010, respectively. Amortization costs related to our patents, and the proprietary software of NeoMedia Europe was $235,000 and $233,000 for the three months ended March 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing expenses were $316,000 and $319,000 for the three months ended March 2011 and 2010, respectively, a decrease of $3,000 or 1%. We expect that our sales and marketing expense will increase slowly in 2011 as we promote our business strategy and core technology.

General and Administrative. General and administrative expenses were $794,000 and $1.1 million for the three months ended March 2011 and 2010, respectively, a decrease of $301,000 or 28%, respectively. Expenses decreased as a result of decreased professional services fees related to legal and accounting, as well as business related travel as we continue our efforts to control expenses.

Research and Development.  Research and development expenses were $401,000 and $283,000 for the three months ended March 2011 and 2010, respectively, an increase of $118,000, or 42%, respectively. Research and development increased as we continued the development of our barcode ecosystem products.

Loss from Operations.  For the three months ended March 2011 and 2010, respectively, our loss from operations decreased to $1.4 million, from $1.7 million. This improvement was primarily the result of increases in our gross margin and decreased general and administrative expenses, partially offset by increases in research and development cost.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended March 2011 and 2010, the liability related to these hybrid instruments decreased, resulting in a gain of $2.5 million and $18.4 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the periods. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our stock could cause the fair value of our hybrid financial instruments to change significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants.  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. For the three months ended March 2011 and 2010, the liability related to warrants fluctuated resulting in a gain of $1.8 million and $6.6 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further fluctuations in the market price of our common stock could cause the fair value of our warrants to change significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D preferred stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. For the three months ended March 2011 and 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stocks and these debentures decreased, resulting in a gain of $6.7 million and $40.2 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our common stock could cause the fair value of our derivative financial instruments to change significantly in future periods.

Interest Expense Related to Convertible Debt. Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $753,000 and $446,000 for the three months ended March 2011 and 2010, respectively. These fluctuations in interest expense were primarily the result of increased debenture financing during the three months ended March 2011.

Net Income.  As a result of the above, during the three months ended March 2011 and 2010, we experienced net income of $8.8 million and $57.3 million, respectively. This decrease in net income resulted primarily from reduced  gains in the fair value of our hybrid and derivative instruments during the three months ended March 2011 compared with 2010 partially offset by a loss on extinguishment of debt of approximately $5.6 million during the three months ended March 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had $49,000 in cash and cash equivalents, a decrease of $31,000, or 39%, compared with $80,000 as of December 31, 2010.

Cash used in operating activities decreased to $1.5 million for the three months ended March 31, 2011 compared with $1.8 million for the period ended March 31, 2010, representing decreased operational expenses.

Cash used in investing activities was $4,000 and $5,000 for the three months ended March 31, 2011 and 2010, respectively, representing the purchase of equipment.

Cash provided by financing activities during the three months ended March 2010 was $1.6 million, which included the following:

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on January 10, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $650,000 in connection with a Secured Debenture entered into with YA Global on February 8, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $40,000, resulting in net proceeds of $610,000; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on March 11, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $25,000, resulting in net proceeds of $425,000.

Subsequent Event - On April 13, 2011, we entered into a Securities Purchase Agreement to issue and sell a secured debenture to YA Global in the principal amount of $450,000.  The debenture is convertible at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012. In conjunction with the debenture, we also issued warrants to YA Global to purchase 1,000,000 shares of common stock for an exercise price of $0.10 per share for a period of five years.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern.  Net income for the three months ended March 31, 2011 was $8.8 million and our net income for the three months ended March 31, 2010 was $57.3 million, respectively, of which $10.9 million and $59.5 million, respectively, were non-cash gains (net) related to our financing instruments. Net cash used by operations during the three months ended March 31, 2011 and 2010 was $1.5 million and $1.8 million, respectively.  At March 31, 2011, we have an accumulated deficit of $235.6 million. We also have a working capital deficit of $78.8 million, of which $61.9 million is related to our financing instruments, including $24.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $37.2 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global choose not to provide us with continued capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately June 15, 2011.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of March 31, 2011, our cash balance was $49,000. NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8.  In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C preferred stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2011 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2010, which we are in the process of remediating.  Such weaknesses were:

•
Our senior management did not establish and maintain a proper tone as to internal control over financial reporting as of December 31, 2010. Specifically, our senior management was unable, due to time constraints, to promptly address all of the control weaknesses brought to their attention throughout this and the previous year’s audit; and

•
We, through our senior management, failed to maintain formalized accounting policies and procedures as of December 31, 2010. Once implemented, the polices and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended March 31, 2011 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. At this time, we are unable to predict with any certainty the outcome of this litigation including the merits or value of the complaint.

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

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP – On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O’Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiff’s services to us and other damages for tortuous interference by Mr. O’Leary. On April 21, 2011, we filed a motion to dismiss Mr. O’Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we also have in place directors’ and officers’ liability insurance. At this time, we believe that the complaint against Mr. O’Leary is without merit. We are however unable to predict with any certainty the outcome of the complaint against us, including its merits or value.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved)

Not Applicable

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of NeoMedia Technologies, Inc.		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.14	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
3.15	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.16	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/2010
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005
10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007
10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007
10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008
10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/2009

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/2009
10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/2009
10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/2009
10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/2010
10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/2010
10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/2010
10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22	1/11/2010
10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010
10.125	Notification of new trading symbol "NEOMD" beginning May 10, 2010.		8-K		5/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.126	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/3/2010
10.127	Secured Convertible Debenture, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/3/2010
10.128	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/3/2010
10.129	Global Warrant Amendment, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.4	6/3/2010
10.130	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	6/3/2010
10.131	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	6/3/2010
10.132	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/19/2010
10.133	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/19/2010
10.134	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/19/2010
10.135	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.6	8/19/2010
10.136	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.7	8/19/2010
10.137	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/19/2010
10.138	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.9	8/19/2010
10.139	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/1/2010
10.140	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/1/2010
10.141	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/1/2010
10.142	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/1/2010
10.143	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/1/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.144	Compromise Agreement dated October 19, 2010, executed by Iain A. McCready		8-K	10.1	10/20/2010
10.145	Resignation Letter dated October 19, 2010, executed by Iain A. McCready		8-K	10.2	10/20/2010
10.146	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	11/3/2010
10.147	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	11/3/2010
10.148	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2010
10.149	Fourth Ratification Agreement, dated October 28, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	11/3/2010
10.150	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	11/3/2010
10.151	Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC; BP BL Section 3.4, LLC; and Leigh M. Rothschild		8-K	10.1	12/15/2010
10.152	Bylaws of Neomedia Technologies, Inc. adopted December 16, 2010		8-K	3.2	12/21/2010
10.153	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	12/21/2010
10.154	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	12/21/2010
10.155	Warrant, No. NEOM-1210, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	12/21/2010
10.156	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	12/21/2010
10.157	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	12/21/2010
10.158	Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	12/22/2010
10.159	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	1/14/2011
10.160	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	1/14/2011
10.161	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	1/14/2011
10.162	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	1/14/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.163	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	1/14/2011
10.164	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/11/2011
10.165	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	2/11/2011
10.166	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	2/11/2011
10.167	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	2/11/2011
10.168	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	2/11/2011
10.169	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	2/22/2011
10.170	Appointment of Ms. Sarah Fay to serve as a member of the Board of Directors. Accepted notification of the retirement of James J. Keil as a member of the Board of Directors.		8-K	99.1	3/2/2011
10.171	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	3/17/2011
10.172	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	3/17/2011
10.173	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	3/17/2011
10.174	Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	3/17/2011
10.175	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	3/17/2011
10.176	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	4/13/2011
10.177	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	4/13/2011
10.178	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	4/13/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.179	Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	4/13/2011
10.180	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	4/13/2011
10.181	2011 Stock Incentive Plan		S-8	4.1	4/22/2011

14	Code of Professional Ethics		10-K	14.1	4/3/2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: May 13, 2011	/s/ Michael W. Zima
Michael W. Zima
Chief Financial Officer & Principal Finance Officer and Principal Accounting Officer