Form 10-Q
period 2011-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2011-08-12
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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
Yes ☐    No ☒

The number of outstanding shares of the registrant’s Common Stock on August 8, 2011 was 219,257,318.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION
ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$68	$80
Trade accounts receivable, net of allowance of $5 and $0	246	345
Inventories, net of allowance of $122 and $114	145	112
Prepaid expenses and other current assets	211	151
Total current assets	670	688

Property and equipment, net	83	96
Goodwill	3,418	3,418
Proprietary software, net	1,085	1,414
Patents and other intangible assets, net	1,905	2,048
Cash surrender value of life insurance policies	740	738
Other long-term assets	171	171
Total assets	$8,072	$8,573

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$311	$435
Taxes payable	38	126
Accrued expenses	10,381	9,413
Deferred revenues and customer prepayments	1,927	1,417
Note payable	15	69
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	973	2,213
Derivative financial instruments - Series C and D preferred stock and debentures payable	56,947	28,092
Debentures payable - carried at amortized cost	15,140	14,560
Debentures payable - carried at fair value	38,755	27,484
Total current liabilities	129,728	89,050

Commitments and contingencies (Note 6)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 6,104 and 8,336 shares issued and outstanding, liquidation value of $6,104 and $8,336	6,104	8,336
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 25,000 and 25,000 shares issued and outstanding, liquidation value of $2,500 and $2,500	2,500	2,500

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 183,478,429 and 25,695,392 shares issued and 183,462,016 and 25,678,978 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	183	26
Additional paid-in capital	161,954	153,974
Accumulated deficit	(291,466)	(244,395)
Accumulated other comprehensive loss	(152)	(139)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(130,260)	(91,313)
Total liabilities and shareholders’ deficit	$8,072	$8,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	Three Months Ended
	June 30, 2011	June 30, 2010
Revenues	$767	$221
Cost of revenues	237	255
Gross profit	530	(34)

Sales and marketing expenses	305	262
General and administrative expenses	827	1,041
Research and development costs	429	418

Operating loss	(1,031)	(1,755)

Loss on extinguishment of debt	-	(363)
Gain (loss) from change in fair value of hybrid financial instruments	(15,899)	1,180
Gain (loss) from change in fair value of derivative liability - warrants	(87)	4,305
Gain (loss) from change in fair value of derivative liability -
Series C and D preferred stock and debentures	(37,941)	6,645
Interest expense related to convertible debt	(904)	(510)

Net Income (loss)	(55,862)	9,502

Net Income (loss) attributable to common shareholders	(55,862)	9,502

Comprehensive income (loss):
Net income (loss)	(55,862)	9,502
Other comprehensive loss -
foreign currency translation adjustment	(4)	(26)

Comprehensive Income (loss)	$(55,866)	$9,476

Net income (loss) per share, basic and diluted:
Basic	$(0.41)	$0.42
Fully diluted	$(0.41)	$(0.01)

Weighted average number of common shares:
Basic	137,692,460	22,675,678
Fully diluted	137,692,460	302,104,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	Six Months Ended
	June 30, 2011	June 30, 2010
Revenues	$1,136	$576
Cost of revenues	475	594
Gross profit	661	(18)

Sales and marketing expenses	621	581
General and administrative expenses	1,621	2,136
Research and development costs	830	701

Operating loss	(2,411)	(3,436)

Loss on extinguishment of debt	-	(6,006)
Gain (loss) from change in fair value of hybrid financial instruments	(13,428)	19,552
Gain from change in fair value of derivative liability - warrants	1,695	10,856
Gain (loss) from change in fair value of derivative liability -
Series C and D preferred stock and debentures	(31,270)	46,824
Interest expense related to convertible debt	(1,657)	(956)

Net Income (loss)	(47,071)	66,834

Dividends on convertible preferred stock	-	(2,500)

Net Income (loss) attributable to common shareholders	(47,071)	64,334

Comprehensive income (loss):
Net income (loss)	(47,071)	66,834
Other comprehensive loss -
foreign currency translation adjustment	(13)	(50)

Comprehensive Income (loss)	$(47,084)	$66,784

Net income (loss) per share, basic and diluted:
Basic	$(1.02)	$2.84
Fully diluted	$(1.02)	$(0.02)

Weighted average number of common shares:
Basic	46,114,822	22,675,678
Fully diluted	46,114,822	299,092,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statement of Shareholders’ Deficit (Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Treasury Stock		Total Shareholders'
	Shares	Amount	Capital	(Loss)	Deficit	Shares	Amount	Deficit
Balance, December 31, 2010	25,678,978	$26	$153,974	$(139)	$(244,395)	2,012	$(779)	$(91,313)

Shares issued for acquisition of patent rights	5,000,000	5	345	-	-	-	-	350

Shares issued upon conversions of Series C preferred stock	152,783,038	152	7,583	-	-	-	-	7,735

Stock-based compensation expense	-	-	52	-	-	-	-	52

Comprehensive income - foreign currency translation adjustment	-	-	-	(13)	-	-	-	(13)

Net loss	-	-	-	-	(47,071)	-	-	(47,071)
Balance, June 30, 2011	183,462,016	$183	$161,954	$(152)	$(291,466)	2,012	$(779)	$(130,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income (loss)	$(47,071)	$66,834
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	489	497
Loss on extinguishment of debt	-	6,006
(Gain) loss from change in fair value of hybrid financial instruments	13,428	(19,552)
(Gain) loss from change in fair value of derivative liability - warrants	(1,695)	(10,856)
(Gain) loss from change in fair value of derivative liability -
Series C and D preferred stock and debentures	31,270	(46,824)
Interest expense related to convertible debt	1,657	956
Interest paid on convertible debt	(1,000)	-
Stock-based compensation expense	52	98
Increase in value of life insurance policies	(2)	47

Changes in operating assets and liabilities
Trade and other accounts receivable	99	138
Inventories	(33)	24
Prepaid expenses and other assets	(60)	142
Accounts payable and accrued liabilities	(116)	(537)
Deferred revenue and other current liabilities	510	(332)
Net cash used in operating activities	(2,472)	(3,359)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(5)	(7)
Net cash used in investing activities	(5)	(7)

Cash Flows from Financing Activities:
Proceeds from issuance of Series D preferred stock	-	2,500
Costs attributed to issuance of Series D convertible preferred stock	-	(100)
Borrowing (repayment) of note payable - YA Global	-	(500)
Borrowings under convertible debt instruments, net	2,460	1,885
Net cash provided by financing activities	2,460	3,785

Effect of exchange rate changes on cash	5	56

Net increase (decrease) in cash and cash equivalents	(12)	475

Cash and cash equivalents, beginning of period	80	198
Cash and cash equivalents, end of period	$68	$673

Supplemental cash flow information:
Interest paid during the period	$1	$1
Series C preferred stock converted to common stock	$7,736	$-
Deemed dividend on Series D preferred stock issued	$-	$2,500
Shares issued for acquisition of patent rights	$350	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 - General

Business – NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is an innovator and a global market leader in 2D mobile barcode technology and solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia harnesses the power of the mobile phone with state-of-the art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of applications including consumer oriented marketing and advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions.

As a technology pioneer in the global mobile barcode industry, our suite of products, services and IP portfolio allows us to offer a comprehensive end-to-end mobile barcode solution. We offer barcode management and infrastructure technology solutions, barcode reader solutions and IP licensing, as well as mobile couponing and ticketing products and services. NeoMedia has been a pioneer in the mobile barcode field since the mid 1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile barcode implementations. We have an IP portfolio currently consisting of over sixty issued and pending patents.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net loss for the six months ended June 30, 2011 was $47.1 million and our net income for the six months ended June 30, 2010 was $66.8 million, respectively, of which $43.0 million were net losses, and $71.2 million were net gains related to our financing instruments, respectively.   Net cash used by operations during the six months ended June 30, 2011 and 2010 was $2.5 million and $3.4 million, respectively. At June 30, 2011, we have an accumulated deficit of $291.5 million. We also have a working capital deficit of $129.1 million, of which $111.8 million is related to our financing instruments, including $39.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $72.1 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing, to sustain our operations for the next twelve months and therefore, we will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with continued financing, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately September 1, 2011.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements as of December 31, 2010 and 2009, and for the years then ended, including notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010.

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

Stock-Based Compensation - FASB ASC 718, Stock Compensation, requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.  We account for modifications of terms of existing option grants as exchanges of the existing equity instruments for new instruments.  The fair value of the modified option at the grant date is compared with the value at that date of the original option immediately before its terms are modified.  Any excess fair value of the modified option over the original option is recognized as additional compensation expense.

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the three and six months ended June 30, 2011, we reported a net loss per share, and as such, basic and diluted loss per share were equivalent. During the three and six months ended June 30, 2010, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations for each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands except share and per share data)
Numerator:
Net income (loss)	$(55,862)	$9,502	$(47,071)	$66,834
Adjustments to reconcile net income to income (loss) applicable to common stockholders:
Accretion of Series D Preferred stock	-	-	-	(2,500)
Numerator for basic earnings per share - income available to common stockholders	(55,862)	9,502	(47,071)	64,334

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability-Series C and D preferred stock and debentures	-	(6,645)	-	(46,824)
Adjustment for change in fair value of derivative liability- warrants	-	(4,305)	-	(10,856)
Adjustment for change in fair value of hybrid financial instruments	-	(1,180)	-	(19,552)
Adjustment for dividends on convertible preferred stock	-	-	-	-
Adjustment for interest expense related to convertible debt	-	478	-	927
	-	(11,652)	-	(70,662)
Numerator for diluted earnings per share- income available for common stockholders after assumed conversions of debentures and exercise of warrants	$(55,814)	$(2,150)	$(47,071)	$(6,328)

Denominator:
Weighted average shares used to compute basic EPS	137,692,460	22,675,678	46,114,822	22,675,678
Effect of dilutive securities:
Employee stock options	-	76,319	-	118,522
Derivative warrants	-	-	-	-
Convertible debentures	-	202,777,415	-	200,102,566
Convertible preferred stock	-	76,575,018	-	76,195,302
Dilutive potential common shares	-	279,428,752	-	276,416,389

Denominator for diluted earnings per share- adjusted weighted average shares and assumed conversions	137,692,460	302,104,430	46,114,822	299,092,067

Basic earning per share	$(0.41)	$0.42	$(1.02)	$2.84
Diluted earnings per share	$(0.41)	$(0.01)	$(1.02)	$(0.02)

The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options, warrants, convertible debt and convertible preferred securities for the three and six months ended June 30, 2011 and 2010, are anti-dilutive and therefore have been excluded from diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	1,289,481	839,830	1,289,481	872,662
Warrants	28,595,000	13,465,035	28,595,000	12,459,085
Convertible debt	2,571,618,911	-	2,523,689,224	-
Convertible preferred stock	656,768,321	-	656,768,321	-
	3,258,271,713	14,304,865	3,210,342,026	13,331,747

Inventories – Inventories are stated at the lower of cost or market and are comprised of barcode-reading equipment at our NeoMedia Europe location.  Cost is determined using the first-in, first-out method.

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have recently been issued:

Pronouncement	Issued	Title
ASU No. 2011-02	April 2011	Receivables (Topic 310): A Creditor’s Determination of Whether a
Restructuring Is a Troubled Debt Restructuring

ASU No. 2011-03	April 2011	Update No. 2011-03—Transfers and Servicing (Topic 860): Reconsideration of
Effective Control for Repurchase Agreements

ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair
Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

ASU No. 2011-05	June 2011	Comprehensive Income (Topic 220): Presentation of Comprehensive Income

ASU No. 2011-06	July 2011	Other Expenses (Topic 720): Fees Paid to the Federal Government by Health
Insurers (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2011-07	July 2011	Health Care Entities (Topic 954): Presentation and Disclosure of Patient
Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful
Accounts for Certain Health Care Entities (a consensus of the FASB Emerging
Issues Task Force)

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any material future effect on our consolidated financial statements.

Note 3 – Financing

At June 30, 2011, our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of twenty five secured convertible debentures issued between August 2006 and June 2011 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under these securities. At various times YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds. As of June 30, 2011, approximately $826,000 has been assigned or distributed by YA Global to other holders which represents approximately 2% of YA Global’s holdings.

Conversions – Our preferred stock and convertible debentures are convertible into shares of our common stock. However, the conversion of each of these securities is limited such that the holder cannot exceed 9.99% beneficial ownership of our common stock, unless the holder waives their right to such limitation. Cumulatively, as of June 30, 2011, the holders of our Series C preferred stock have converted 15,896 shares of the original 22,000 shares of Series C preferred stock into 151,826,899 shares of common stock. YA Global has converted $888,000 of principal and accrued interest of those debentures into 1,317,747 shares of our common stock.  Holders, other than YA Global, converted $197,000 of principal and accrued interest of debentures into 15,798,675 shares of common stock.

Debenture Interest Payments– On December 23, 2010 and again on February 18, 2011, we made payments to YA Global of $1.0 million each of accrued interest related to the March 27, 2007 debenture.

Secured Debentures - The underlying agreements for each of the twenty five debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010 our wholly owned subsidiary, NeoMedia Europe AG, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010 and 2011 financings.

2011 Financing Transactions - On January 10, 2011, February 8, 2011, March 11, 2011, April 13, 2011, May 31, 2011 and June 28, 2011, we entered into Securities Purchase Agreements to issue and sell debentures to YA Global in the principal amounts of $450,000, $650,000, $450,000, $450,000, $450,000 and $250,000, respectively. On June 28, 2011, we entered into a Securities Purchase agreement to issue and sell secured debentures to YA Global that combined will have an aggregate principal amount of $1,050,000 upon their issuance. As noted above, the first debenture in the principal amount of $250,000 was issued on June 28, 2011, a second convertible debenture in the amount of $450,000 was issued on July 13, 2011 and in accordance with the terms of the agreement, a third convertible debenture with a principal amount of $350,000 will be issued on or before August 15, 2011. The debentures are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The debentures bear interest at 14% and mature on July 29, 2012. The six debentures issued prior to June 30, 2011, provided net proceeds of $2,460,000 after payment of $240,000 in fees. These financing fees included a prepayment of $75,000 related to the debenture issued on July 13, 2011, and the debenture to be issued on or before August 15, 2011. We have the right to redeem a portion or all amounts outstanding under the debentures at a redemption premium of 10%, plus accrued interest.  In connection with the six debentures issued prior to June 30, 2011, we also issued warrants to YA Global to purchase 1,250,000, 1,250,000, 1,000,000, 1,000,000, 1,000,000 and 3,000,000 shares of common stock, respectively. The warrants issued from January 2011 through April 2011 have an exercise price of $0.10 per share, and the warrants issued subsequently have an exercise price of $0.15 per share.  All warrants issued during 2011 have a term of five years.

At inception, a summary of the allocation of the components of the new debentures and warrants issued this quarter was as follows:

	April 13, 2011 debenture	May 31, 2011 debenture	June 28, 2011 debenture
	(in thousands)
Gross proceeds	$450	$450	$250
Structuring and due diligence fee	(25)	(25)	(25)
	$425	$425	$225

Derivative liabilities:
Investor warrants	$(18)	$(90)	$(105)
Compound derivative	(284)	(310)	(525)
Total derivative liabilities	(302)	(400)	(630)

Day one derivative loss	-	-	405
Convertible debenture-initial carrying
value	(123)	(25)	-
	$(425)	$(425)	$(225)

The compound derivatives were valued using the Monte Carlo Simulation valuation method. Significant assumptions used to value the compound derivatives as of inception of the financings included exercise estimates/behaviors and the following significant estimates:

	April 13, 2011 Financing	May 31, 2011 Financing	June 28, 2011 Financing
Conversion price	$0.0152	$0.0688	$0.0128
Equivalent volatility	127%	122%	190%
Equivalent interest risk	14.00%	14.00%	14.00%
Equivalent credit risk	7.40%	7.54%	7.40%

The warrants are valued using a binomial option valuation methodology. Significant assumptions used to value the warrants as of their inception included the following significant estimates:

	April 13, 2011	May 31, 2011	June 28, 2011
Exercise price	$0.02	$0.11	$0.04
Expected life	5 years	5 years	5 years
Estimated volatility	254%	278%	271%
Risk free rate of return	0.92%	0.64%	0.63%
Dividend yield	—	—	—

For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the term of the warrants and volatility is based upon our expected stock price volatility over the term of the warrants.

The table below summarizes the significant terms of each of the debentures as of June 30, 2011:

					Conversion Price – Lower of Fixed Price or Percentage of VWAP for Preceding Period
Debenture Issue Date	Face Amount	Maturity	Interest Rate	Default Interest Rate	Fixed Price	%	Default %	Preceding Period
August 24, 2006	$5,000,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
December 29, 2006	$2,500,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
March 27, 2007	$7,458,651	7/29/2012	13%	n/a	$2.00	90%	n/a	125 Days
August 24, 2007	$1,775,000	7/29/2012	14%	n/a	$2.00	80%	n/a	125 Days
April 11, 2008	$390,000	7/29/2012	15%	24%	$1.50	80%	75%	125 Days
May 16, 2008	$500,000	7/29/2012	15%	24%	$1.50	80%	50%	125 Days
May 29, 2008	$790,000	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 10, 2008	$137,750	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 29, 2008	$2,325,000	7/29/2012	14%	24%	$2.00	95%	50%	125 Days
October 28, 2008	$2,325,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 1, 2009	$258,037	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
June 5, 2009	$715,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
July 15, 2009	$535,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
August 14, 2009	$475,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 27, 2010	$2,006,137	7/29/2012	14%	20%	$0.30	95%	50%	60 Days
August 13, 2010	$550,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
September 29, 2010	$475,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
October 28, 2010	$400,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
December 15, 2010	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
January 10, 2011	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
February 8, 2011	$650,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
March 11, 2011	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
April 13, 2011	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
May 31, 2011	$450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
June 28, 2011	$250,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days

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

Fair Value Considerations - In accordance with FASB ASC 815, Derivatives and Hedging, we determined that the conversion features of the Series C and Series D preferred stock, and the August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010, December 2010, January 2011, February 2011, March 2011, April 2011, May 2011 and June 2011 Debentures met the criteria of embedded derivatives and that the conversion features of these instruments required bifurcation and accounting as derivative instrument liabilities. Changes in the fair value of the compound derivative liability, including the embedded conversion option, are charged or credited to income each period. As permitted by FASB ASC 815-15-25, Recognition of Embedded Derivatives, we elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly, these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the debentures charged or credited to income each period.

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

Embedded Derivative Instruments – Series C and Series D preferred stock and August 2006, December 2006, July 2008, October 2008, April 2009, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010, December 2010, January 2011, February 2011, March 2011, April 2011, May 2011 and June 2011 Convertible Debentures - Embedded derivative financial instruments arising from the convertible instruments consist of multiple individual features that were embedded in each instrument. For each convertible instrument, we evaluated all significant features and, as required under current accounting standards, aggregated the components into one compound derivative financial instrument for financial reporting purposes. For financings recorded in accordance with FASB ASC 815, the compound embedded derivative instruments are valued using a Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price in the agreement, the conversion price adjusts to that lower amount.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of June 30, 2011 included exercise estimates/behaviors and the following other significant estimates:

	Conversion Prices	Remaining Term (years)	Equivalent Volatility	Equivalent Interest-Risk Adjusted Rate	Equivalent Credit-Risk Adjusted Rate
Series C preferred Stock	$0.01	1.08	190%	8.00%	7.40%
Series D preferred Stock	$0.01	1.08	190%	8.00%	7.40%

August 24, 2006	$0.01	1.08	190%	10.00%	7.40%
December 29, 2006	$0.01	1.08	190%	10.00%	7.40%
July 10, 2008	$0.01	1.08	190%	15.00%	7.40%
July 29, 2008	$0.01	1.08	190%	14.00%	7.40%
October 28, 2008	$0.01	1.08	190%	14.00%	7.40%
May 1, 2009	$0.01	1.08	190%	14.00%	7.40%
June 5, 2009	$0.01	1.08	190%	14.00%	7.40%
July 15, 2009	$0.01	1.08	190%	14.00%	7.40%
August 14, 2009	$0.01	1.08	190%	14.00%	7.40%
May 27, 2010	$0.01	1.08	190%	14.00%	7.40%
August 13, 2010	$0.01	1.08	190%	14.00%	7.40%
September 29, 2010	$0.01	1.08	190%	14.00%	7.40%
October 28, 2010	$0.01	1.08	190%	14.00%	7.40%
December 15, 2010	$0.01	1.08	190%	14.00%	7.40%
January 10, 2011	$0.01	1.08	190%	14.00%	7.40%
February 8, 2011	$0.01	1.08	190%	14.00%	7.40%
March 11, 2011	$0.01	1.08	190%	14.00%	7.40%
April 13, 2011	$0.01	1.08	190%	14.00%	7.40%
May 31, 2011	$0.01	1.08	190%	14.00%	7.40%
June 28, 2011	$0.01	1.08	190%	14.00%	7.40%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable portion of the conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On June 30, 2011, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

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

Subsequent to a January 5, 2010 amendment, the shares indexed to the debentures were calculated using the variable conversion price based on the 125 day look-back period and the present value of the coupon from inception of the debentures to the revised maturity date of July 29, 2012.

Current Period Valuations - For the Series C and D preferred stock and the August 2006, December 2006, July 2008, October 2008, May 2009, June 2009, July 2009, August 2009, May 2010, August 2010, September 2010, October 2010, December 2010, January 2011, February 2011, March 2011, April 2011, May 2011 and June 2011 debentures, the embedded derivative instrument, primarily the conversion feature, has been separated and accounted for as a derivative instrument liability, as discussed above. This derivative instrument liability is marked-to-market each reporting period.

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

For our Series C and Series D preferred stock and our convertible debentures, the following table reflects the face value of the instruments and, as appropriate, either their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative or, for those debentures recorded in their entirety at fair value, their fair value, as well as for each of the instruments the number of common shares (in thousands) into which the instruments are convertible as of June 30, 2011 and December 31, 2010.

June 30, 2011	Face Value	Carrying Value	Accrued Interest	Embedded Conversion Feature	Fair Value	Common Stock Shares
	(in thousands)
Series C preferred Stock	$6,104	$6,104	$-	$10,204	$-	465,929
Series D preferred Stock	$2,500	$2,500	$-	4,179	-	190,840

August 24, 2006	$5,000	$5,000	$2,125	9,682	-	583,985
December 29, 2006	2,500	2,500	1,064	4,840	-	292,092
March 27, 2007	7,312	n/a	n/a	n/a	23,778	611,365
August 24, 2007	1,775	n/a	n/a	n/a	6,890	164,352
April 11, 2008	390	n/a	n/a	n/a	1,883	36,111
May 16 ,2008	500	n/a	n/a	n/a	2,406	46,296
May 29, 2008	790	n/a	n/a	n/a	3,798	73,148
July 10, 2008	138	138	62	334	-	18,526
July 29, 2008	2,325	2,325	953	4,382	-	256,130
October 23, 2008	2,325	2,325	871	4,389	-	249,702
May 1, 2009	258	258	109	465	-	31,493
June 5, 2009	715	682	209	1,386	-	72,195
July 15, 2009	535	535	149	1,012	-	53,435
August 14, 2009	475	475	127	902	-	47,009
May 27, 2010	2,006	548	307	4,966	-	180,715
August 13, 2010	550	43	68	1,294	-	48,259
September 29, 2010	475	32	50	1,100	-	41,009
October 28, 2010	400	23	38	917	-	34,199
December 15, 2010	450	24	34	1,015	-	37,826
January 10, 2011	450	16	30	1,006	-	37,476
February 8, 2011	650	22	36	1,438	-	53,567
March 11, 2011	450	12	19	984	-	36,667
April 13, 2011	450	153	14	972	-	36,222
May 31, 2011	450	27	5	955	-	35,561
June 28, 2011	250	2	-	525	-	19,554
Total	$31,619	$15,140	$6,270	$56,947	$38,755	3,753,663

December 31, 2010	Face Value	Carrying Value	Accrued Interest	Embedded Conversion Feature	Fair Value	Common Stock Shares
	(in thousands)
Series C preferred Stock	$8,336	$8,336	$-	$6,706	$-	125,348
Series D preferred Stock	$2,500	$2,500	$-	1,918	-	36,819

August 24, 2006	$5,000	$5,000	$1,876	5,007	-	109,154
December 29, 2006	2,500	2,500	940	2,502	-	54,596
March 27, 2007	7,459	n/a	n/a	n/a	17,905	118,391
August 24, 2007	1,775	n/a	n/a	n/a	4,888	31,696
April 11, 2008	390	n/a	n/a	n/a	1,106	6,964
May 16 ,2008	500	n/a	n/a	n/a	1,392	8,929
May 29, 2008	790	n/a	n/a	n/a	2,193	14,107
July 10, 2008	138	138	51	180	-	3,387
July 29, 2008	2,325	2,325	792	2,381	-	46,873
October 23, 2008	2,325	2,325	709	2,279	-	46,873
May 1, 2009	258	258	92	237	-	5,249
June 5, 2009	715	668	158	771	-	13,139
July 15, 2009	535	535	111	404	-	9,719
August 14, 2009	475	475	93	482	-	8,546
May 27, 2010	2,006	302	168	2,785	-	32,690
August 13, 2010	550	13	29	732	-	8,715
September 29, 2010	475	9	17	620	-	7,398
October 28, 2010	400	6	10	517	-	6,163
December 15, 2010	450	6	3	571	-	6,811
Total	$29,066	$14,560	$5,049	$28,092	$27,484	701,567

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of June 30, 2011 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of June 30, 2011 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

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

Changes in the fair value of convertible instruments that are carried in their entirety at fair value (the March 2007, August 2007, April 2008 and May 2008 debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
March 27, 2007	$(9,606)	$717	$(8,030)	$12,805
August 24, 2007	(2,446)	227	(2,002)	3,439
April 11, 2008	(893)	55	(777)	768
May 16, 2008	(1,145)	69	(1,014)	984
May 29, 2008	(1,809)	112	(1,605)	1,556
Gain (loss) from changes in fair value of
hybrid instruments	$(15,899)	$1,180	$(13,428)	$19,552

The carrying value of our liability for convertible instruments carried at fair value increased $14.8 million during the three month period ended June 30, 2011. However, the fair values of these liabilities increased $15.9 million. The difference between the change in carrying value and change in fair value was due to the conversion of $147,121 in principal and $50,000 in accrued interest related to the March 2007 debenture which resulted in a decrease in fair value of approximately $1.1 million.

The carrying value of our liability for convertible instruments carried at fair value increased $11.3 million during the six month period ended June 30, 2011. However, the fair values of these liabilities increased $13.4 million. The difference between the change in carrying value and change in fair value was due to the payment of $1.0 million in interest and the conversion of $147,121 in principal and $50,000 in accrued interest related to the March 2007 debenture which resulted in a decrease in fair value of approximately $1.1 million.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statement of operations.

The changes in fair value of these derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Series C preferred Stock	$(10,285)	$907	$(7,845)	$15,536
Series D preferred Stock	(2,813)	262	(2,261)	4,302

August 24, 2006	(5,934)	2,118	(4,675)	13,080
December 29, 2006	(2,967)	1,060	(2,338)	6,403
July 10, 2008	(187)	61	(154)	328
July 29, 2008	(2,659)	875	(2,001)	4,372
October 28, 2008	(2,657)	792	(2,110)	4,092
May 1, 2009	(296)	102	(228)	572
June 5, 2009	(809)	192	(615)	1,188
July 15, 2009	(610)	485	(608)	990
August 14, 2009	(545)	112	(420)	865
May 27, 2010	(2,511)	426	(2,181)	425
August 13, 2010	(655)	-	(562)	-
September 29, 2010	(557)	-	(480)	-
October 28, 2010	(464)	-	(400)	-
December 15, 2010	(515)	-	(444)	-
January 10, 2011	(510)	-	(433)
February 8, 2011	(730)	-	(694)
March 11, 2011	(499)	-	(307)
April 13, 2011	(688)	-	(688)
May 31, 2011	(645)	-	(645)
June 28, 2011	-	-	-
	(37,536)	7,392	(30,089)	52,153
Less: Day-one loss from Series D Convertible Preferred financing	-	-	-	(4,582)
Less: Day-one loss from May 27, 2010 financing		(747)		(747)
Less: Day-one loss from January 10, 2011 financing	-	-	(292)	-
Less: Day-one loss from February 8, 2011 financing	-	-	(193)	-
Less: Day-one loss from March 11, 2011 financing	-	-	(291)	-
Less: Day-one loss from June 28, 2011 financing	(405)	-	(405)	-
Gain (loss) from change in fair value of derivative liability	$(37,941)	$6,645	$(31,270)	$46,824

The carrying value of the derivative liabilities-Series C and Series D preferred stock and debentures increased  $34.5 million during the three month period ended June 30, 2011 resulting from i) $37.5 million increase in the fair value of the derivative liability, as shown in the table above, ii) less conversion of a portion of the Series C preferred stock resulting in a reduction of $4.2 million, iii) an increase of $284,000, $310,000 and $525,000 due to the inception date fair value of the derivative liabilities resulting from the April 13, 2011, May 31, 2011 and June 28, 2011 financings, respectively.

The carrying value of the derivative liabilities-Series C and Series D preferred stock and debentures increased  $28.9 million during the six month period ended June 30, 2011 resulting from i) $30.1 million increase in the fair value of the derivative liability, as shown in the table above, ii) less conversion of a portion of the Series C preferred stock resulting in a reduction of $4.3 million, iii) an increase of $573,000, $744,000, $677,000, $284,000, $310,000 and $525,000 due to the inception date fair value of the derivative liabilities resulting from the January 10, 2011, February 8, 2011, March 11, 2011, April 13, 2011, May 31, 2011 and June 28, 2011 financings, respectively.

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

The warrants issued to YA Global do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The following table summarizes the warrants outstanding (in thousands) and their fair value:

	June 30, 2011	December 31, 2010		June 30, 2011		December 31, 2010
	Exercise Price	Exercise Price	Expiration Date	Warrants	Fair Value	Warrants	Fair Value
				(in thousands)		(in thousands)
Series C preferred Stock	n/a	$0.06	2/17/2011	-	$-	750	$53
Series D preferred Stock	0.01	0.10	1/5/2017	2,250	77	2,250	255

August 24, 2006	0.01	0.06	8/24/2011	1,750	45	1,750	148
December 29, 2006	0.01	0.06	12/29/2011	420	13	420	37
March 27, 2007	0.01	0.06	3/27/2012	1,250	40	1,250	122
August 24, 2007	0.01	0.06	8/24/2012	750	25	750	72
May 16, 2008	0.01	0.06	5/16/2015	75	2	75	8
May 29, 2008	0.01	0.06	5/29/2015	500	17	500	56
July 29, 2008	0.01	0.07	7/29/2015	1,000	53	1,000	112
July 29, 2008	0.01	0.10	7/29/2015	3,500	104	3,500	383
May 27, 2010	0.01	0.10	5/27/2015	5,000	174	5,000	563
August 13, 2010	0.01	0.10	8/13/2015	1,000	35	1,000	113
September 29, 2010	0.01	0.10	9/29/2015	750	26	750	84
October 15, 2010	0.01	0.10	10/15/2015	600	21	600	67
December 15, 2010	0.01	0.10	12/15/2015	1,250	43	1,250	140
January 10, 2011	0.01	n/a	1/10/2016	1,250	44	-	-
February 8, 2011	0.01	n/a	2/8/2016	1,250	44	-	-
March 11, 2011	0.01	n/a	3/11/2016	1,000	35	-	-
April 13, 2011	0.01	n/a	4/13/2016	1,000	35	-	-
May 31, 2011	0.01	n/a	5/31/2016	1,000	35	-	-
June 28, 2011	0.01	n/a	6/28/2016	3,000	105	-	-
Other warrants	n/a	1.10	1/16/2011	-	-	1	-
			Total	28,595	$973	20,846	$2,213

The warrants are valued using a binomial option valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of June 30, 2011 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 224% to 328%, and risk-free rates of return of 0.03% to 1.09%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants. To encompass the value of the anti-dilution provisions, the exercise price input into the model equals the lowest price of any subsequently issued common share indexed instruments with a conversion price below the stated exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations.

The changes in the fair value of the warrants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Series C preferred Stock	$-	$171	$53	$645
Series D preferred Stock	(11)	$806	178	2,088

August 24, 2006	(10)	581	103	1,508
December 29, 2006	(3)	139	24	357
March 27, 2007	(9)	423	82	1,074
August 24, 2007	(5)	246	47	644
May 16, 2008	-	26	6	66
May 28, 2008	(2)	176	39	441
July 29, 2008	(23)	1,551	338	3,836
May 27, 2010	(26)	186	389	186
August 13, 2010	(5)	-	78	-
September 29, 2010	(3)	-	58	-
October 28, 2010	(3)	-	46	-
December 15, 2010	(6)	-	97	-
January 10, 2011	(7)	-	100	-
February 8, 2011	(7)	-	15	-
March 11, 2011	(5)	-	4	-
April 13, 2011	(17)	-	(17)	-
May 31, 2011	55	-	55	-
June 28, 2011	-	-	-	-
Other warrants	-	-	-	11
Total	$(87)	$4,305	$1,695	$10,856

The carrying value of warrants decreased during the three months ended June 30, 2011 due to warrant fair value adjustments of $87,000 as shown in the table above, less the issuance of warrants on April 13, 2011, May 31, 2011 and June 30, 2011 with a fair value of $18,000, $90,000 and $104,700 respectively.

The carrying value of warrants increased during the six months ended June 30, 2011 due to warrant fair value adjustments of $1.7 million as shown in the table above, less the issuance of warrants on January 10, 2011, February 8, 2011, March 31, 2011, April 13, 2011, May 31, 2011 and June 30, 2011 with a fair value of $143,700, $58,800, $38,600, $18,000, $90,000 and $104,700 respectively.

 Fair Value Considerations – As required by FASB ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments that are measured at fair value on a recurring basis under FASB ASC 815 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three months and six months ended June 30, 2011:

	Compound Embedded Derivatives	Warrant Derivatives	Total
Beginning balance, December 31, 2010:	$28,092	$2,213	$30,305

Issuances:
January 10, 2011	573	144	717
February 8, 2011	744	59	803
March 11, 2011	677	39	716

Fair value adjustments:
Compound embedded derivatives	(7,447)	-	(7,447)
Warrant derivatives	-	(1,782)	(1,782)

Conversions:
Series C Convertible Preferred Stock	(157)	-	(157)

Ending balance, March 31, 2011	22,482	673	23,155

Issuances:
April 13, 2011	284	18	302
May 31, 2011	310	90	400
June 28, 2011	525	105	630

Fair value adjustments:
Compound embedded derivatives	37,536	-	37,536
Warrant derivatives	-	87	87

Conversions:
Series C Convertible Preferred Stock	(4,190)	-	(4,190)
Ending balance, June 30, 2011	$56,947	$973	$57,920

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

Subsequent events

As noted above, a secured convertible debenture in the amount of $450,000 was issued on July 13, 2011 in accordance with the terms of the Securities Purchase Agreement dated June 28, 2011. The debenture is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012.

Subsequent to June 30, 2011, holders of convertible debentures, other than YA Global converted $272,176 of principal and accrued interest of those debentures into 21,946,237 shares of our common stock.

Note 4 – Stock-Based Compensation

A total of 1,010,105 stock options were issued to employees during the six months ended June 30, 2011, exercisable at strike prices ranging from $0.017 to $0.14 per share.

On April 7, 2011, the Board approved the 2011 Stock Incentive Plan (the “2011 Plan”) and on April 22, 2011, we filed a registration statement on Form S-8 to register the shares of our common stock, $0.001 par value, underlying the Plan.

On April 7, 2011, the Board approved and issued option agreements with two employees and a contractor for a total of 210,000 shares of our common stock from our 2003 Stock Option Plan at an exercise price of $0.017 per share. The grants to employees vest in equal annual installments over a four year period. The grant to the contractor vests over the term of the contract.

The Board also approved the cancellation of substantially, but not all, outstanding option agreements under the 2003 Stock Option Plan and 2003 Stock Incentive Plan with our directors and employees whose exercise prices were $1.00 or greater and the issuance of replacement option agreements at an exercise price of $0.017. The replacement option agreements restates the respective terms of each prior agreement giving consideration to our reverse stock split and in regard to vesting. The impact to our statement of operations from this transaction was not material.

Further, on April 7, 2011, the Board approved and issued option agreements with three members of our Board for a total of 300,000 shares of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.017 per share. Two of the three grantees’ options vest in equal monthly installments over an 18 month period, and the third grantee’s options vested on the date of the grant.

During the quarter ended June 30, 2011, we cancelled 422,503 vested and non-vested stock options held by 17 employees, directors, officers and consultants, and granted 500,105 replacement stock options to employees, directors, officers, and consultants under the 2011 Plan on April 7, 2011 at an exercise price of $0.017 per share. The replacement options were issued to most, but not all employees whose exercise prices were $1.00 or greater

The grant date fair values of the options issued during the three months ended June 30, 2011 was $8,000, which amount is being recognized over the vesting period of the options. Total stock-based compensation expense recorded in the statement of operations was $25,000 and $39,700 for the three months ended June 30, 2011 and 2010 and $52,000 and $97,500 for the six months ended June 30, 2011 and 2010, respectively.

We used the following assumptions to value the stock options granted during the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Volatility	148-169%	168-210%
Expected dividends	-	-
Expected term (in years)	5.66	6.5
Risk-free rate	2.70-2.89%	0.50%

A summary of the transactions and status of our granted, vested and exercisable options during the six months ended June 30, 2011 with respect to our stock option plans follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life Remaining in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2010	702	$1.23
Granted	1,010	$0.03
Exercised	-	$-
Forfeited	(423)	$1.72
Outstanding at June 30, 2011	1,289	$0.30	$13	9.0
Exercisable at June 30, 2011	742	$0.49	$6	8.5

A summary of the status of our non-vested options as of June 30, 2011 and changes during the six months ended is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2010	120	$0.71
Granted	1,010	$0.04
Vested	(373)	$0.01
Forfeited	(210)	$0.71
Nonvested at June 30, 2011	547	$0.03

The following table summarizes information about our stock options outstanding at June 30, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.017 to $0.39	949	9.7	$0.04	402	$0.03
$1.00	331	7.2	$1.00	331	$1.00
$2.00	9	7.8	$2.00	9	$2.00
	1,289	9.0	$0.30	742	$0.49

There were no stock options exercised during the six months ended June 30, 2011.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Accruals for disputed services	$2,318	$2,318
Accrued operating expenses	1,682	2,042
Accrued payroll related expenses	107	-
Accrued interest	6,274	5,053
Total	$10,381	$9,413

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

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral argument on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others.  We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint.

The Webb Law Firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our ‘048 patent. The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010, the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010, the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposed several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. On May 23, 2011, the USPTO issued a communication which included a Notice of Intention to Issue Ex Parte Reexamination Certificate, which accepted our proposed amendment to the ‘048 patent. In so doing, the USPTO has affirmed the validity of the patent. We expect that the USPTO will issue the formal reexamination certificate in the coming months, and The Webb Law Firm has no appeal rights in this matter, and therefore we consider this matter to be closed.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiff's services to us and other damages for tortuous interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we also have in place directors' and officers' liability insurance.  On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice.  We are however unable to predict with any certainty the outcome of the complaint against us, including its merits or value.

Note 7 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net revenues and net income for the three and six months ended June 30, 2011 and 2010, and the identifiable assets as of June 30, 2011, and December 31, 2010, by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue:
United States	$454	$165	$773	$333
Germany	313	56	363	243
Total	$767	$221	$1,136	$576

Net income (loss):
United States	$(55,664)	$9,872	$(46,421)	$67,542
Germany	(198)	(370)	(650)	(708)
Total	$(55,862)	$9,502	$(47,071)	$66,834

	June 30,	December 31,
	2011	2010
Identifiable assets:
United States	$7,658	$8,179
Germany	414	394
Total	$8,072	$8,573

Note 8 – Transactions with Related Parties

Ms. Laura A. Marriott serves as our Chairperson of the Board of Directors and Acting Chief Executive Officer. Ms. Marriot is also a member of the Compensation Committee and Stock Option Committee of the Board of Directors. In addition to her compensation as a non-executive member of our Board, Ms Marriot is compensated as our acting Chief Executive Officer under a consulting agreement for which she received $90,000 and $162,000 in compensation from us during the three and six months ended June 30, 2011, respectively.

Mr. George G. O’Leary serves as a member of the Board of Directors and as acting Chief Operating Officer. Mr. O’Leary is also the Chairman of our Audit Committee, Compensation Committee and a member of our Stock Option Committee. In addition to his compensation as a member of our Board, Mr O’Leary is compensated as our acting Chief Operating Officer under a consulting agreement for which he received $15,000 and $36,000 in compensation from us during the three and six months ended June 30, 2011, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is a pioneer and a global market leader in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia strives to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions. As a leading technology pioneer in the global mobile barcode industry, we believe that our suite of products, services and IP portfolio makes us the only provider able to offer a comprehensive end-to-end mobile barcode solution.  We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing and ticketing products and services.  Our current direct customers include brand owners and agencies looking to offer innovative mobile barcode solutions to their customer base.  Our partners include handset manufacturers, mobile marketing platform providers and value added resellers.

NeoMedia provides a full end-to-end solution for global mobile 2D barcode implementations.  NeoMedia is able to provide comprehensive solutions for mobile barcode creation, resolution, and management as well as mobile coupon, ticketing and hardware scanning solutions.  We believe that this comprehensive end-to-end offering is unmatched by any other provider in the marketplace. NeoMedia has been an innovator in the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile barcode implementations.  We have an IP portfolio currently consisting of over sixty issued and pending patents.  We are willing and able to license our IP and solutions to the entire ecosystem, to facilitate the growth of the mobile barcode ecosystem world-wide.  We have also worked closely with the standards bodies to help overcome the hurdles to full market development and will continue to do so. We promote an open and interoperable approach to the market to empower the mobile ecosystem. NeoMedia offers “one stop” for all of our customers’ mobile barcode needs.

The market for barcode services is rapidly developing in several regions around the world: as reported in “eMarketer”, May 2011. As companies of all sizes are recognizing the enormous potential for mobile barcodes, we continue to focus our efforts on positioning ourselves to take part in this growing marketplace. We are focusing our sales activities primarily in the United States and Europe with a goal to maximize our five key solution portfolios.  We are expanding our business development activities, through partnerships, to markets in Africa and South America. We also continue to drive broad scale market adoption through ongoing evangelization around education and best practices through public relations as well as by working with our customers to help increase brand and consumer awareness and overall adoption of mobile barcodes.

From our perspective, two of our strategic approaches continue to show success. The first is the maximization of our patent portfolio through IP licensing, and the second is to partner with key mobile marketing agencies and mobile platform resellers to maximize the reach of our barcode management and infrastructure solutions.  However, we also continue to accelerate our sales activities by selling direct to brand owners and we are seeing success on this approach as well.

Our NeoMedia Europe business continues to focus on building the opportunities for mobile couponing, ticketing and hardware scanning solutions in Europe.  NeoMedia Europe has had success in markets in Europe and Asia and we plan to build on these successes, with heavy emphasis in Europe, which we believe will continue to contribute to our overall revenue mix.

We have entered into strategic agreements with mobile marketing agencies and mobile platform resellers for our services.  These companies typically represent brands and mobile technology solutions in Europe and the United States. Currently there are nine such agreements and we have been seeing increasing campaign activity through these partnerships with leading consumer brands. NeoMedia solutions are now used by a number of Fortune 500 brands in the United States and abroad through both our indirect and direct sales channel.

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

Management Changes

Effective July 19, 2011, Mr. Michael W. Zima resigned his position as Chief Financial Officer and Corporate Secretary of the Company.

On July 19, 2011, the Board of Directors of the Company appointed Mr. Robert W. Thomson to serve as interim Chief Financial Officer and Corporate Secretary of the Company. Mr. Thomson had previously served as the Company’s Corporate Controller.

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Results of Operations

We continue to focus on the development of our patent licensing and barcode ecosystem technology. During the three months ended June 2011 and 2010, our operating losses were $1.0 million and $1.8 million, respectively. Our net loss was $55.9 million and net income was $9.5 million for the three months ended June 2011 and 2010, respectively. During the six months ended June 2011 and 2010, our operating losses were $2.4 million and $3.4 million, respectively. Our net loss was $47.1 million and net income was $66.8 million for the six months ended June 2011 and 2010, respectively. Our operating results include gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these gains and losses principally as a result of changes in the market value of our common stock. During the three and six months ended June 30, 2011, we reported losses on our hybrid financial instruments, warrants and debentures, totaling $53.9 and $43.0 million, respectively.

The following table sets forth certain data derived from our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
Barcode Reader	$292	$22	$342	$68
Barcode Management & Infrastructure	52	5	88	11
IP Licensing	270	165	512	330
Consulting	2	-	2	-
Hardware	25	28	34	162
Other	126	1	158	5
Total revenues	$767	$221	$1,136	$576

Revenues. Revenues for the three months ended June 2011 and 2010, respectively, were $767,000 and $221,000, an increase of $546,000, or 247%. Revenues for the six months ended June 2011 and 2010, respectively were $1.1 million and $576,000, an increase of $560,000 or 97%.  Our revenues and product mix have changed as a result of changes in our operations and business strategy. For the three months ended June 2011 and 2010, respectively, our Barcode Reader product sales were $292,000 and $22,000, an increase of $270,000 or 1,227%, as a result of increased demand for these products and services. Barcode Reader product sales for the six months ended June 2011 and 2010, respectively, were $342,000 and $68,000, an increase of $274,000, or 403%. For the three months ended June 2011 and 2010, respectively, our Barcode Management & Infrastructure revenue was $52,000 and $5,000, respectively, an increase of $47,000 or 940%. Barcode Management & Infrastructure revenue was $88,000 and $11,000 during the six months ended June 2011 and 2010, respectively, an increase of $77,000 or 700%. We are focusing additional sales resources on this category in response to important opportunities with both agencies and brands in the U.S. and Europe. Revenues related to patent licensing agreements were $270,000 and $165,000 during the three months ended June 2011 and 2010, respectively, as a result of licensing agreements we entered into in 2009, 2010 and 2011. Revenues related to patent licensing agreements were $512,000 and $330,000 during the six months ended June 2011 and 2010, respectively. We continue to expect our revenues to change as we focus of our efforts toward patent licensing, and the barcode ecosystem. We believe this focus will deliver the most value in the future. For the three months ended June 2011 and 2010, respectively, our hardware product sales were $25,000 and $28,000, a decrease of $3,000 or 11%. For the six months ended June 2011 and 2010, respectively, hardware product sales were $34,000 and $162,000, a decrease of $128,000 or 79%. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period.

Cost of Revenues. Cost of revenues was $237,000 for the three months ended June 30, 2011 compared with $255,000 for the three months ended June 30, 2010, a decrease of $18,000, or 7%.  Cost of revenues was $475,000 for the six months ended June 30, 2011 compared with $594,000 for the six months ended June 30, 2010, a decrease of $119,000, or 20%. Cost of revenues for NeoMedia Europe, related to our hardware products, was $3,000 and $23,000 for the three months ended June 2011 and 2010, respectively, and was $5,000 and $128,000 for the six months ended June 2011 and 2010, respectively. Amortization costs related to our patents and the proprietary software of NeoMedia Europe was $234,000 and $232,000 for the three months ended June 2011 and 2010, respectively, and was $470,000 and $466,000 for the six months ended June 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing expenses were $305,000 and $262,000 for the three months ended June 2011 and 2010, respectively, an increase of $43,000, or 16%, and $621,000 and $581,000 for the six months ended June 2011 and 2010, respectively, an increase of $40,000, or 7%. We expect that our sales and marketing expense will increase slowly in 2011 as we promote our business strategy and core technology.

General and Administrative. General and administrative expenses were $827,000 and $1.0 million for the three months ended June 2011 and 2010, respectively, a decrease of $214,000, or 21%, and $1.6 million and $2.1 million for the six months ended June 2011 and 2010, respectively, a decrease of $515,000, or 24%. Expenses decreased as a result of decreased professional services fees related to legal and accounting, as well as business related travel as we continue our efforts to control expenses.

Research and Development.  Research and development expenses were $429,000 and $418,000 for the three months ended June 2011 and 2010, respectively, an increase of $11,000, or 3%, and $830,000 and $701,000 for the six months ended June 2011 and 2010, respectively, and increase of $129,000, or 18%. Research and development increased as we continued the development of our barcode ecosystem products.

Loss from Operations.  For the three months ended June 2011 and 2010, respectively, our loss from operations decreased to $1.0 million, from $1.8 million. This improvement was primarily the result of increases in our gross margin and decreased general and administrative expenses, partially offset by increases in sales and marketing and research and development costs. For the six months ended June 2011 and 2010, respectively, our loss from operations decreased to $2.4 million, from $3.4 million. This improvement was primarily the result of increases in our gross margin and decreased general and administrative expenses, partially offset by increases in sales and marketing and research and development costs.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended June 2011 and 2010, the liability related to these hybrid instruments increased during 2011, and decreased during 2010, resulting in a loss of $15.9 million and a gain of $1.2 million, respectively. For the six months ended June 2011 and 2010, the liability related to these hybrid instruments increased during 2011 and decreased during 2010, resulting in a loss of $13.4 million and a gain of $19.6 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the periods. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our stock could cause the fair value of our hybrid financial instruments to change significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants.  We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. For the three months ended June 2011 and 2010, the liability related to warrants fluctuated resulting in a loss of $87,000 and a gain of $4.3 million, respectively. For the six months ended June 2011 and 2010, the liability related to warrants decreased resulting in a gain of $1.7 million and $10.9 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further fluctuations in the market price of our common stock could cause the fair value of our warrants to change significantly in future periods.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D preferred stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. For the three months ended June 2011 and 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures increased during 2011 and decreased during 2010, resulting in a loss of $37.9 million and a gain of $6.6 million, respectively. For the six months ended June 2011 and 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stocks and these debentures increased during 2011 and decreased during 2010, resulting in a loss of $31.3 million and a gain of $46.8 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our common stock could cause the fair value of our derivative financial instruments to change significantly in future periods.

Interest Expense Related to Convertible Debt. Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $904,000 and $510,000 for the three months ended June 2011 and 2010, respectively, and $1.7 million and $956,000 for the six months ended June 2011 and 2010. These fluctuations in interest expense were primarily the result of increased debenture financing during the three and six months ended June 2011.

Net Income.  As a result of the above, during the three months ended June 2011 and 2010, we experienced a net loss of $55.9 million and net income of $9.5 million, respectively. This decrease in net income resulted primarily from losses in the fair value of our hybrid and derivative instruments during the three months ended June 2011 compared with gains in 2010. During the six months ended June 2011 and 2010, we experienced a net loss of $47.1 million and net income of $66.8 million, respectively. This decrease in net income resulted primarily from losses in the fair value of our hybrid and derivative instruments during the six months ended June 2011 compared with gains in 2010, partially offset by a loss on extinguishment of debt of approximately $6.0 million during the six months ended June 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had $68,000 in cash and cash equivalents, a decrease of $12,000, or 15%, compared with $80,000 as of December 31, 2010.

Cash used in operating activities decreased to $2.5 million for the six months ended June 30, 2011 compared with $3.4 million for the period ended June 30,  2010, representing decreased operational expenses.

Cash used in investing activities was $5,000 and $7,000 for the six months ended June 30, 2011 and 2010, respectively, representing the purchase of equipment.

Cash provided by financing activities during the six months ended June 2011 was $2.5 million, which included the following:

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on January 10, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $650,000 in connection with a Secured Debenture entered into with YA Global on February 8, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $40,000, resulting in net proceeds of $610,000; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on March 11, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on April 13, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on May 31, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $250,000 in connection with a Secured Debenture entered into with YA Global on June 28, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $100,000, resulting in net proceeds of $150,000. The structuring and due diligence fees in connection with this debenture, will also be applied to satisfy and provide for the next two scheduled debenture financings; the first of which occurred on July 13, 2011, and the second of which is scheduled to occur on or before August 15, 2011.

Subsequent Event
On July 13, 2011, we entered into a Securities Purchase Agreement and issued and sold a secured debenture to YA Global in the principal amount of $450,000.  The debenture is convertible at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net loss for the six months ended June 30, 2011 was $47.1 million and our net income for the six months ended June 30, 2010 was $66.8 million, respectively, of which $43.0 million were net losses, and $71.2 million were net gains related to our financing instruments, respectively.   Net cash used by operations during the six months ended June 30, 2011 and 2010 was $2.5 million and $3.4 million, respectively. At June 30, 2011, we have an accumulated deficit of $291.5 million. We also have a working capital deficit of $129.1 million, of which $111.8 million is related to our financing instruments, including $39.7 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $72.1 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global choose not to provide us with continued financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately September 1, 2011.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of June 30, 2011, our cash balance was $68,000. NeoMedia’s reliance on YA Global as our primary financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8.  In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures - Our management, with the participation of our Acting CEO and our Interim CFO, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Acting CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Acting CEO and Interim CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2011 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2010, which we are in the process of remediating.  Such weaknesses were:

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

Inherent Limitations - Our management, including our Acting CEO and Interim CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended June 30, 2011 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral argument on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others.  We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint.

The Webb Law Firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our ‘048 patent. The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010, the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010, the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposed several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. On May 23, 2011, the USPTO issued a communication which included a Notice of Intention to Issue Ex Parte Reexamination Certificate, which accepted our proposed amendment to the ‘048 patent. In so doing, the USPTO has affirmed the validity of the patent. We expect that the USPTO will issue the formal reexamination certificate in the coming months, and The Webb Law Firm has no appeal rights in this matter, and therefore we consider this matter to be closed.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiff's services to us and other damages for tortuous interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we also have in place directors' and officers' liability insurance.  On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice.  We are however unable to predict with any certainty the outcome of the complaint against us, including its merits or value.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved)

Not Applicable

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment
	thereto		SB-2	3.1	11/25/1996
3.2	By-laws of NeoMedia Technologies, Inc.		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc
	and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment
	thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc.
	into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys,
	Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of
	NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of
	Incorporation of NeoMedia Technologies, Inc. increasing authorized
	capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.14	Certificate of Designation of the Series "D" Convertible Preferred Stock
	date January 5, 2010.		8-K	3.2	1/11/2010
3.15	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.16	Certificate of amendment to the certificate of designation of the series D
	convertible preferred stock issued by the Company to YA Global dated
	January 5, 2010.		8-K	3.1	3/11/2010
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill
	Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital
	Partners LP		S-3/A	10.13	7/18/2005
10.3	Definitive Sale and Purchase Agreement between NeoMedia and
	Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and
	Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia
	and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006
	between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and
	among NeoMedia, Cornell Capital Partners and American Stock
	Transfer & Trust Co.		8-K	10.3	2/21/2006

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia
	and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006
	between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between
	the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006,
	between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006,
	between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued
	by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006,
	by and among the Company, Cornell Capital Partners, LP and
	American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006,
	between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between
	NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006,
	between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006,
	issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29,
	2006, by and among the Company, Cornell Capital Partners, LP
	and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007
10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29,
	2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.39	Securities Purchase Agreement, dated December 29, 2006,
	between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement
	between NeoMedia and certain former shareholders of Gavitec
	AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting
	of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell
	Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and
	Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell
	Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia,
	Cornell Capital Partners, LP and Worldwide Stock Transfer, dated
	March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP,
	dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and
	Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell
	Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell
	Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and
	Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and
	Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD
	Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and
	YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA
	Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007
10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia,
	YA Global Investments, L.P. and Worldwide Stock Transfer,
	LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P.,
	dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global
	Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global
	Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA
	Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by
	the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by
	the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA
	Global Investments, L.P.		8-K	10.2	5/22/2008

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the
	Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global
	Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and
	between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between
	NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the
	Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and
	between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the
	Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the
	Company, each of the Company’s subsidiaries made a party thereto
	and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the
	Company, each of the Company’s subsidiaries made a party thereto
	and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA
	Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA
	Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA
	Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA
	Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the
	Company, YA Global Investments, L.P., Yorkville Advisors, LLC
	and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and
	among the Company, the Investor, David Gonzalez, Esq. and
	WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among
	NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008
10.79	Second Secured Convertible Debenture, dated October 28, 2008,
	issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the
	Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the
	Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6,
	2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the
	Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
10.85	Fourth Secured Convertible Debenture (second amended third
	closing), dated May 1, 2009, issued by the Company to YA Global
	Investments, L.P.		8-K	10.15	5/7/2009

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by
	and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture (Additional Agreement closing),
	dated June 5, 2009, issued by the Company to YA Global
	Investments, L.P.		8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional
	Agreement), by and between the Company and YA Global
	Investments, L.P.		8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second
	Additional Debenture), issued by the Company to YA Global
	Investments, L.P.		8-K	10.19	7/21/2009
10.90	Agreement, dated July 17, 2009, by and between the Company
	and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
10.91	Agreement, dated July 17, 2009, by and between the Company
	and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and
	Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional
	Agreement) by and between the Company and Y.A. Global
	Investments, L.P.		10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth
	Additional Debenture) issued by the Company to Y.A. Global
	Investments, L.P.		10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-
	license provision between Company and Neustar, Inc. dated
	October 2, 2009.		8-K	10.1	10/6/2009
10.96	Non-Exclusive License Agreement to use the Licenced
	Platform between the Company and Brand Extension Mobile
	Solutions, S.A., a Madrid (Spain) corporation (“BEMS"),
	dated October 7, 2009.		8-K	10.1	10/13/2009
10.97	Settlement Agreement and non-exclusive license and a
	sublicense between the Company and Scanbuy, Inc., dated
	October 16, 2009.		8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global
	dated January 5, 2010.		8-K	10.1	1/11/2010
10.99	Irrevocable Transfer Agent Instructions letter issued by
	Company to WorldWide Stock Transfer, LLC dated January
	5, 2010.		8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between Company and
	YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company
	and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
10.102	Issuance of Warrants by Company to YA Global dated
	January 5, 2010.		8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible
	Debenture No. CCP-1 between the Company and YA Global		8-K	10.6	1/11/2010
10.104	Amendment to the December 29, 2006 Secured Convertible
	Debenture No. CCP-2 between the Company and YA Global
	dated January 5, 2010.		8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible
	Debenture No. NEOM-4-1 between the Company and YA
	Global dated January 5, 2010.		8-K	10.8	1/11/2010

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.106	Amendment to the August 24, 2007 Secured Convertible
	Debenture No. NEOM-1-1 between the Company and YA
	Global dated January 5, 2010.		8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible
	Debenture No. NEO-2008-1 between the Company and YA
	Global dated January 5, 2010.		8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible
	Debenture No. NEO-2008-2 between the Company and YA
	Global dated January 5, 2010.		8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible
	Debenture No. NEO-2008-3 between the Company and YA
	Global dated January 5, 2010.		8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture
	No. NEO-2008-4 between the Company and YA Global dated
	January 5, 2010.		8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture
	No. NEOM-9-1 between the Company and YA Global dated
	January 5, 2010.		8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible
	Debenture No. NEOM-9-2 between the Company and YA
	Global dated January 5, 2010.		8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture
	No. NEOM-9-4 between the Company and YA Global dated
	January 5, 2010.		8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture
	No. NEOM-9-5 between the Company and YA Global dated
	January 5, 2010.		8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture
	No. NEOM-9-6 between the Company and YA Global dated
	January 5, 2010.		8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible
	Debenture No. NEOM-9-7 between the Company and YA
	Global dated January 5, 2010.		8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture
	No. NEOM-9-1B between the Company and YA Global dated
	January 5, 2010.		8-K	10.20	1/11/2010
10.118	Amendment to the July 29, 2008 Secured Convertible Debenture
	No. NEOM-9-1C between the Company and YA Global dated
	January 5, 2010.		8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture
	No. NEOM-9-1D between the Company and YA Global dated
	January 5, 2010.		8-K	10.22	1/11/2010
10.120	Amendment of employment agreement entered into on June 10,
	2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
10.121	Amended and restated licensing agreement dated October 2,
	2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the
	Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
10.123	First amendment to the investment agreement between Company
	and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010
10.125	Notification of new trading symbol "NEOMD" beginning May
	10, 2010.		8-K		5/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.126	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/3/2010
10.127	Secured Convertible Debenture, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/3/2010
10.128	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/3/2010
10.129	Global Warrant Amendment, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.4	6/3/2010
10.130	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	6/3/2010
10.131	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	6/3/2010
10.132	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/19/2010
10.133	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/19/2010
10.134	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/19/2010
10.135	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.6	8/19/2010
10.136	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.7	8/19/2010
10.137	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/19/2010
10.138	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.9	8/19/2010
10.139	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/1/2010
10.140	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/1/2010
10.141	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/1/2010
10.142	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/1/2010
10.143	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/1/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.144	Compromise Agreement dated October 19, 2010, executed by Iain A. McCready		8-K	10.1	10/20/2010
10.145	Resignation Letter dated October 19, 2010, executed by Iain A. McCready		8-K	10.2	10/20/2010
10.146	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	11/3/2010
10.147	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	11/3/2010
10.148	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2010
10.149	Fourth Ratification Agreement, dated October 28, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	11/3/2010
10.150	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	11/3/2010
10.151	Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC; BP BL Section 3.4, LLC; and Leigh M. Rothschild		8-K	10.1	12/15/2010
10.152	Bylaws of Neomedia Technologies, Inc. adopted December 16, 2010		8-K	3.2	12/21/2010
10.153	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	12/21/2010
10.154	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	12/21/2010
10.155	Warrant, No. NEOM-1210, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	12/21/2010
10.156	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	12/21/2010
10.157	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	12/21/2010
10.158	Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	12/22/2010
10.159	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	1/14/2011
10.160	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	1/14/2011
10.161	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	1/14/2011
10.162	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	1/14/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.163	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	1/14/2011
10.164	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/11/2011
10.165	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	2/11/2011
10.166	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	2/11/2011
10.167	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	2/11/2011
10.168	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	2/11/2011
10.169	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	2/22/2011
10.170	Appointment of Ms. Sarah Fay to serve as a member of the Board of Directors. Accepted notification of the retirement of James J. Keil as a member of the Board of Directors.		8-K	99.1	3/2/2011
10.171	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	3/17/2011
10.172	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	3/17/2011
10.173	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	3/17/2011
10.174	Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	3/17/2011
10.175	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	3/17/2011
10.176	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	4/13/2011
10.177	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	4/13/2011
10.178	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	4/13/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.179	Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	4/13/2011
10.180	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	4/13/2011
10.181	2011 Stock Incentive Plan		S-8	4.1	4/22/2011
10.182	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	5/31/2011
10.183	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/31/2011
10.184	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	5/31/2011
10.185	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	5/31/2011
10.186	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	5/31/2011
10.187	Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	5/31/2011
10.188	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	5/31/2011
10.189	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/28/2011
10.190	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/28/2011
10.191	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/28/2011
10.192	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	6/28/2011
10.193	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	6/28/2011
10.194	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	6/28/2011
10.195	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	6/28/2011

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.196	Secured Convertible Debenture, No. NEOM-11-7, dated July
	13, 2011, issued by the Company to YA Global Investments,
	L.P.		8-K	10.1	7/13/2011
10.197	Agreement, dated June 28, 2011, by and between the Company
	and YA Global Investments, L.P.		8-K	10.2	7/13/2011
10.198	Secured Convertible Debenture, No. NEOM-11-6, dated June
	28, 2011, issued by the Company to YA Global Investments,
	L.P.		S-8	10.3	7/13/2011
10.199	Eleventh Ratification Agreement, dated June 28, 2011, by and
	among the Company, each of the Company’s subsidiaries made
	a party thereto, and YA Global Investments, L.P.		8-K	10.4	7/13/2011
10.200	Security Agreement, dated July 29, 2008, by and among the
	Company, each of the Company’s subsidiaries made a party
	thereto and YA Global Investments, L.P.		8-K	10.5	7/13/2011
10.201	Patent Security Agreement, dated July 29, 2008, by and among
	the Company, each of the Company’s subsidiaries made a party
	thereto and YA Global Investments, L.P.		8-K	10.6	7/13/2011
10.202	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by
	and among the Company, YA Global Investments, L.P., David
	Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	7/13/2011
10.203	Resignation of Mr. Michael W. Zima, Chief Financial Officer
	and Corporate Secretary. Appointment of Mr. Robert W.
	Thomson as interim Chief Financial Officer and Corporate
	Secretary.		8-K	99.1	7/19/2011

14	Code of Professional Ethics		10-K	14.1	4/3/2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: August 12, 2011	/s/ Robert W. Thomson
Robert W. Thomson
Interim Chief Financial Officer & Principal Finance Officer and Principal Accounting Officer