Form 10-Q/A
period 2011-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2011-09-14
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 – Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The number of outstanding shares of the registrant’s Common Stock on August 8, 2011 was 219,257,318.

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10–Q/A to our Quarterly Report on Form 10–Q for the period ended June 30, 2011 originally filed with the Securities and Exchange Commission  (the “SEC”) on August 12, 2011 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q, in accordance with Rule  405 (a)(2)(ii) of Regulation S-T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.  Accordingly, this amendment should be read in conjunction with the original Form 10-Q filing, as well as  our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
* 3.2	By-laws of NeoMedia Technologies, Inc.		8-K	3.2	12/21/2010
* 3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
* 3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
* 3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
* 3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
* 3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
* 3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
* 3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
* 3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
* 3.11	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
* 3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
* 3.13	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
* 3.14	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
* 3.15	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
* 3.16	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/2010
* 10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
* 10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005
* 10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
* 10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
* 10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
* 10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
* 10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
* 10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
* 10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
* 10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
* 10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
* 10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
* 10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
* 10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
* 10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
* 10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
* 10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
* 10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
* 10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
* 10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
* 10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
* 10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
* 10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
* 10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
* 10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
* 10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
* 10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
* 10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
* 10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007
* 10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
* 10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
* 10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
* 10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
* 10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
* 10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
* 10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
* 10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
* 10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
* 10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
* 10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
* 10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
* 10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
* 10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
* 10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
* 10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
* 10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
* 10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
* 10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
* 10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
* 10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
* 10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
* 10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007
* 10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
* 10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
* 10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
* 10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
* 10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
* 10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
* 10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
* 10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
* 10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
* 10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
* 10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
* 10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
* 10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
* 10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
* 10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
* 10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
* 10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
* 10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
* 10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
* 10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
* 10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
* 10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
* 10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008
* 10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
* 10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
* 10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
* 10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
* 10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
* 10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
* 10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/2009

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
* 10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/2009
* 10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/2009
* 10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/2009
* 10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
* 10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
* 10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
* 10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/2009
* 10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/2009
* 10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/2009
* 10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/2009
* 10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/2009
* 10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/2010
* 10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/2010
* 10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
* 10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
* 10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/2010
* 10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/2010
* 10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/2010
* 10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/2010
* 10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/2010
* 10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/2010
* 10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/2010
* 10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/2010
* 10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/2010
* 10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/2010
* 10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/2010
* 10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/2010
* 10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/2010
* 10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/2010
* 10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/2010
* 10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/2010
* 10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22*	1/11/2010
* 10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
* 10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
* 10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
* 10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
* 10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010
* 10.125	Notification of new trading symbol "NEOMD" beginning May 10, 2010.		8-K		5/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.126	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/3/2010
* 10.127	Secured Convertible Debenture, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/3/2010
* 10.128	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/3/2010
* 10.129	Global Warrant Amendment, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.4	6/3/2010
* 10.130	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	6/3/2010
* 10.131	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	6/3/2010
* 10.132	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/19/2010
* 10.133	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/19/2010
* 10.134	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/19/2010
* 10.135	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.6	8/19/2010
* 10.136	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.7	8/19/2010
* 10.137	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/19/2010
* 10.138	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.9	8/19/2010
* 10.139	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/1/2010
* 10.140	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/1/2010
* 10.141	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/1/2010
* 10.142	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/1/2010
* 10.143	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/1/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.144	Compromise Agreement dated October 19, 2010, executed by Iain A. McCready		8-K	10.1	10/20/2010
* 10.145	Resignation Letter dated October 19, 2010, executed by Iain A. McCready		8-K	10.2	10/20/2010
* 10.146	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	11/3/2010
* 10.147	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	11/3/2010
* 10.148	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2010
* 10.149	Fourth Ratification Agreement, dated October 28, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	11/3/2010
* 10.150	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	11/3/2010
* 10.151	Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC; BP BL Section 3.4, LLC; and Leigh M. Rothschild		8-K	10.1	12/15/2010
* 10.152	Bylaws of Neomedia Technologies, Inc. adopted December 16, 2010		8-K	3.2	12/21/2010
* 10.153	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	12/21/2010
* 10.154	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	12/21/2010
* 10.155	Warrant, No. NEOM-1210, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	12/21/2010
* 10.156	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	12/21/2010
* 10.157	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	12/21/2010
* 10.158	Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	12/22/2010
* 10.159	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	1/14/2011
* 10.160	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	1/14/2011
* 10.161	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	1/14/2011
* 10.162	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	1/14/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.163	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	1/14/2011
* 10.164	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/11/2011
* 10.165	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	2/11/2011
* 10.166	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	2/11/2011
* 10.167	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	2/11/2011
* 10.168	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	2/11/2011
* 10.169	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	2/22/2011
* 10.170	Appointment of Ms. Sarah Fay to serve as a member of the Board of Directors. Accepted notification of the retirement of James J. Keil as a member of the Board of Directors.		8-K	99.1	3/2/2011
* 10.171	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	3/17/2011
* 10.172	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	3/17/2011
* 10.173	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	3/17/2011
* 10.174	Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	3/17/2011
* 10.175	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	3/17/2011
* 10.176	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	4/13/2011
* 10.177	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	4/13/2011
* 10.178	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	4/13/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.179	Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	4/13/2011
* 10.180	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	4/13/2011
* 10.181	2011 Stock Incentive Plan		S-8	4.1	4/22/2011
* 10.182	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	5/31/2011
* 10.183	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/31/2011
* 10.184	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	5/31/2011
* 10.185	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	5/31/2011
* 10.186	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	5/31/2011
* 10.187	Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	5/31/2011
* 10.188	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	5/31/2011
* 10.189	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/28/2011
* 10.190	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/28/2011
* 10.191	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/28/2011
* 10.192	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	6/28/2011
* 10.193	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	6/28/2011
* 10.194	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	6/28/2011
* 10.195	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	6/28/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

* 10.196	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/13/2011
* 10.197	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.2	7/13/2011
* 10.198	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		S-8	10.3	7/13/2011
* 10.199	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.4	7/13/2011
* 10.200	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	7/13/2011
* 10.201	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.6	7/13/2011
* 10.202	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	7/13/2011
* 10.203	Resignation of Mr. Michael W. Zima, Chief Financial Officer and Corporate Secretary. Appointment of Mr. Robert W. Thomson as interim Chief Financial Officer and Corporate Secretary.		8-K	99.1	7/19/2011

* 14	Code of Professional Ethics		10-K	14.1	4/3/2007
* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	31.1	8/12/2011
* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	31.2	8/12/2011
* 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	32.1	8/12/2011
* 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	32.2	8/12/2011

** 101.INS	XBRL Instance Document, furnished herewith				9/14/2011
** 101.SCH	XBRL Schema Document, furnished herewith				9/14/2011
** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith				9/14/2011
** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith				9/14/2011
** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith				9/14/2011
** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith				9/14/2011

* Previously Filed

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: September 14, 2011	/s/ Robert W. Thomson
Robert W. Thomson
Interim Chief Financial Officer & Principal Finance Officer and Principal Accounting Officer

Dated: September 14, 2011	/s/ Laura A. Marriott
Laura A. Marriott
Acting Chief Executive Officer, Principal Executive Officer