Form 10-Q
period 2011-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2011-11-14
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 0-21743

NeoMedia Technologies, Inc.
(Exact Name of Issuer as Specified In Its Charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1360 Center Drive, Suite 210, Dunwoody, GA 30338
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

The number of outstanding shares of the registrant’s Common Stock on November 9, 2011 was 437,378,114.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I -- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$250	$80
Trade accounts receivable, net of allowance of $5 and $0	353	345
Inventories, net of allowance of $125 and $114	147	112
Prepaid expenses and other current assets	235	151
Total current assets	985	688

Property and equipment, net	90	96
Goodwill	3,418	3,418
Proprietary software, net	921	1,414
Patents and other intangible assets, net	1,835	2,048
Cash surrender value of life insurance policies	605	738
Other long-term assets	171	171
Total assets	$8,025	$8,573

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$532	$435
Taxes payable	-	126
Accrued expenses	11,032	9,413
Deferred revenues and customer prepayments	1,826	1,417
Note payable	110	69
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	433	2,213
Derivative financial instruments - Series C and D preferred stock and debentures payable	13,198	28,092
Debentures payable - carried at amortized cost	15,698	14,560
Debentures payable - carried at fair value	17,912	27,484
Total current liabilities	65,982	89,050

Commitments and contingencies (Note 6)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 5,433 and 8,336 shares issued and outstanding,
liquidation value of $5,433 and $8,336	5,433	8,336
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 23,600 and 25,000 shares issued and outstanding,
liquidation value of $2,360 and $2,500	2,360	2,500

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 345,830,364 and
25,695,392 shares issued and 345,813,951 and 25,678,978 shares
outstanding as of September 30, 2011 and December 31, 2010, respectively	346	26
Additional paid-in capital	166,873	153,974
Accumulated deficit	(232,019)	(244,395)
Accumulated other comprehensive loss	(171)	(139)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(65,750)	(91,313)
Total liabilities and shareholders’ deficit	$8,025	$8,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

`	Three Months Ended
	September 30,	September 30,
	2011	2010

Revenues	$528	$338
Cost of revenues	324	236
Gross profit	204	102

Sales and marketing expenses	217	231
General and administrative expenses	830	835
Research and development costs	481	465

Operating Loss	(1,324)	(1,429)

Gain (loss) from change in fair value of hybrid financial instruments	17,631	(6,941)
Gain (loss) from change in fair value of derivative liability - warrants	568	(1,105)
Gain (loss) from change in fair value of derivative liability -
Series C and D preferred stock and debentures	43,727	(15,561)
Interest expense related to convertible debt	(1,155)	(595)

Net Income (loss)	59,447	(25,631)

Comprehensive income (loss):
Net income (loss)	59,447	(25,631)
Other comprehensive loss -
foreign currency translation adjustment	(19)	23

Comprehensive Income (loss)	$59,428	$(25,608)

Net income (loss) per share, basic and diluted:
Basic	$0.26	$(1.13)
Fully diluted	$-	$(1.13)

Weighted average number of common shares:
Basic	226,839,514	22,678,877
Fully diluted	3,440,185,503	22,678,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
 (in thousands, except share and per share data)

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Revenues	$1,664	$1,206
Cost of revenues	799	830
Gross profit	865	376

Sales and marketing expenses	838	812
General and administrative expenses	2,451	2,971
Research and development costs	1,311	1,166

Operating Loss	(3,735)	(4,573)

Loss on extinguishment of debt	-	(6,006)
Gain from change in fair value of hybrid financial instruments	4,203	12,611
Gain from change in fair value of derivative liability - warrants	2,263	9,751
Gain from change in fair value of derivative liability -
Series C and D preferred stock and debentures	12,457	31,263
Interest expense related to convertible debt	(2,812)	(1,551)

Net Income	12,376	41,495

Dividends on convertible preferred stock	-	(2,500)

Net Income attributable to common shareholders	12,376	38,995

Comprehensive income (loss):
Net income (loss)	12,376	41,495
Other comprehensive loss -
foreign currency translation adjustment	(32)	(27)

Comprehensive Income	$12,344	$41,468

Net income (loss) per share, basic and diluted:
Basic	$0.13	$1.74
Fully diluted	$-	$(0.02)

Weighted average number of common shares:
Basic	97,493,073	22,470,014
Fully diluted	3,222,207,099	301,266,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)
(in thousands, except share data)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Deficit
Balance, December 31, 2010	25,678,978	$26	$153,974	$(139)	$(244,395)	2,012	$(779)	$(91,313)

Shares issued for acquisition of patent rights	5,000,000	5	345	-	-	-	-	350

Shares issued upon conversions of Series C preferred stock	205,771,365	206	9,114	-	-	-	-	9,320

Shares issued upon conversions of Series D preferred stock	10,938,232	11	268	-	-	-	-	279

Shares issued upon conversions of convertible debentures	98,425,376	98	3,114	-	-	-	-	3,212

Stock-based compensation expense	-	-	58	-	-	-	-	58

Comprehensive income - foreign currency translation adjustment	-	-	-	(32)	-	-	-	(32)

Net income	-	-	-	-	12,376	-	-	12,376
Balance, September 30, 2011	345,813,951	$346	$166,873	$(171)	$(232,019)	2,012	$(779)	$(65,750)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$12,376	$41,495
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	734	757
Loss on extinguishment of debt	-	6,006
(Gain) from change in fair value of hybrid financial instruments	(4,203)	(12,611)
(Gain) from change in fair value of derivative liability - warrants	(2,263)	(9,751)
(Gain) from change in fair value of derivative liability -
Series C and D preferred stock and debentures	(12,457)	(31,263)
Interest expense related to convertible debt	2,812	1,551
Interest paid on convertible debt	(1,000)	-
Stock-based compensation expense	58	138
Increase in value of life insurance policies	133	(39)

Changes in operating assets and liabilities
Trade and other accounts receivable	(8)	(271)
Inventories	(35)	12
Prepaid expenses and other assets	(84)	40
Accounts payable and accrued liabilities	17	(351)
Deferred revenue and other current liabilities	409	(367)
Net cash used in operating activities	(3,511)	(4,654)

Cash Flows from Investing Activities:

Acquisition of property and equipment	(6)	(13)
Net cash used in investing activities	(6)	(13)

Cash Flows from Financing Activities:
Proceeds from issuance of Series D preferred stock	-	2,500
Costs attributed to issuance of Series D convertible preferred stock	-	(100)
Borrowing (repayment) of note payable - YA Global	-	(500)
Borrowings under convertible debt instruments, net	3,685	2,865
Net cash provided by financing activities	3,685	4,765

Effect of exchange rate changes on cash	2	(6)

Net increase in cash and cash equivalents	170	92

Cash and cash equivalents, beginning of period	80	198
Cash and cash equivalents, end of period	$250	$290

Supplemental cash flow information:
Interest paid during the period	$1	$1
Series C preferred stock converted to common stock	$9,320	$273
Series D preferred stock converted to common stock	$279	$-
Convertible Debentures converted to common stock	$3,212	$-
Deemed dividend on Series D preferred stock issued	$-	$2,500
Shares issued for acquisition of patent rights	$350	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - General

Business – NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), is an innovator and a global market leader in 2D mobile barcode technology and solutions that enable the mobile barcode ecosystem world-wide.  NeoMedia strives to harness the power of the mobile phone with state-of-the art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of applications including consumer oriented marketing and advertising, mobile ticketing and couponing, and business-to-business commercial track and trace solutions.

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

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net income for the nine months ended September 30, 2011 and 2010, respectively, was $12.4 million and $41.5 million, of which $18.9 million and $47.6 million, respectively, were net gains related to our financing instruments. Net cash used by operations during the nine months ended September 30, 2011 and 2010 was $3.5 million and $4.7 million, respectively. At September 30, 2011, we have an accumulated deficit of $232.0 million. We also have a working capital deficit of $65.0 million, of which $47.2 million is related to our financing instruments, including $18.3 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $28.9 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with continued financing, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately December 8, 2011.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with US GAAP for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements as of December 31, 2010 and 2009, and for the years then ended, including notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Stock-Based Compensation - FASB ASC 718, Stock Compensation, requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the grant date fair value of the award.  We account for modifications of the terms of existing option grants as exchanges of the existing equity instruments for new instruments.  The fair value of the modified option at the grant date is compared with the value at that date of the original option immediately before its terms are modified.  Any excess fair value of the modified option over the original option is recognized as additional compensation expense.

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the three and nine months ended September 30, 2011, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation. During the three months ended September 30, 2010, we reported a net loss per share, and as such, basic and diluted loss per share were equivalent. During the nine months ended September 30, 2010, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands except share and per share data)
Numerator:
Net income (loss)	$59,447	$(25,631)	$12,376	$41,495
Adjustments to reconcile net income to income (loss)
applicable to common stockholders:
Accretion of Series D Preferred stock	-	-	-	(2,500)
Numerator for basic earnings per share - income available
to common stockholders	59,447	(25,631)	12,376	38,995

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability
Series C and D preferred stock and debentures	(43,727)	-	(12,457)	(31,263)
Adjustment for change in fair value of derivative liability-
warrants	(568)	-	(2,263)	(9,751)
Adjustment for change in fair value of hybrid financial
instruments	(17,631)	-	(4,203)	(12,611)
Adjustment for loss on extinguishment of debt
(excluding non-dilutive instrument)	-	-	-	5,643
Adjustment for interest expense related to convertible debt	1,152	-	2,802	1,515
	(60,774)	-	(16,121)	(46,467)
Numerator for diluted earnings per share-
income available for common stockholders
after assumed conversions of debentures and
exercise of warrants	$(1,327)	$(25,631)	$(3,745)	$(7,472)

Denominator for diluted earnings per share - adjusted weighted average shares after assumed conversions and exercise of options:
Weighted average shares used to compute basic EPS	226,839,514	22,678,877	97,493,073	22,470,014
Effect of dilutive securities:
Employee stock options	-	-	-	99,337
Derivative warrants	1,910,389	-	-	-
Convertible debentures	2,616,568,043	-	2,529,846,469	204,313,469
Convertible preferred stock	594,867,557	-	594,867,557	74,384,038
Dilutive potential common shares	3,213,345,989	-	3,124,714,026	278,796,844

Denominator for diluted earnings per share-adjusted weighted
average shares and assumed conversions	3,440,185,503	22,678,877	3,222,207,099	301,266,858

Basic earning per share	$0.26	$(1.13)	$0.13	$1.74
Diluted earnings per share	$(0.00)	$(1.13)	$(0.00)	$(0.02)

The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options, warrants, convertible debt and convertible preferred securities for the three and nine months ended September 30, 2011 and 2010, are anti-dilutive and therefore have been excluded from diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	1,076,981	1,099,557	1,076,981	823,171
Warrants	27,684,611	17,621,125	27,845,000	14,412,242
Convertible debt	-	213,076,644	-	-
Convertible preferred stock	-	74,698,729	-	-
	28,761,591	306,496,055	28,921,981	15,235,413

Inventories – Inventories are stated at the lower of cost or market and are comprised of barcode-reading equipment at our NeoMedia Europe location.  Cost is determined using the first-in, first-out method.

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have recently been issued:

Pronouncement	Issued	Title

ASU No. 2011-08	September 2011	Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment

ASU No. 2011-09	September 2011	Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any material future effect on our consolidated financial statements.

Note 3 – Financing

At September 30, 2011, our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of twenty eight secured convertible debentures issued between August 2006 and September 2011 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under these securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds. As of September 30, 2011, approximately $1,862,500 has been assigned or distributed by YA Global to other holders, which represents approximately 5% of YA Global’s holdings.

Conversions –Our preferred stock and convertible debentures are convertible into shares of our common stock. However, the conversion of each of these securities is limited such that the holder cannot exceed 9.99% beneficial ownership of our common stock, unless the holder waives their right to such limitation. Cumulatively, as of September 30, 2011, the holders of our Series C preferred stock have converted 16,567 shares of the original 22,000 shares of Series C preferred stock into 204,815,226 shares of common stock and holders of our Series D preferred stock have converted 1,399 shares of the original 25,000 shares of Series D preferred stock into 10,938,232 shares of common stock. YA Global has converted $888,000 of principal and accrued interest on those debentures into 76,334,719 shares of our common stock.  Holders, other than YA Global, converted $1,399,759 of principal and accrued interest on the debentures into 114,224,052 shares of common stock.

Debenture Interest Payments– On December 23, 2010 and again on February 18, 2011, we made payments of $1.0 million each of accrued interest, related to the March 27, 2007 debenture, to YA Global.

Secured Debentures - The underlying agreements for each of the twenty eight debentures issued to YA Global are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010 our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010 and 2011 financings.

2011 Financing Transactions - Between January 10, 2011and September 15, 2011 we entered into seven Securities Purchase Agreements to issue and sell nine debentures to YA Global in the aggregate principal amount of $3,950,000. The debentures are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The debentures bear interest at 14% and mature on July 29, 2012. The debentures provided net proceeds of $3,685,000 after payment of $265,000 in fees. We have the right to redeem a portion or all amounts outstanding under the debentures at a redemption premium of 10%, plus accrued interest.  In connection with the six debentures issued prior to June 30, 2011, we also issued warrants to YA Global to purchase 1,250,000, 1,250,000, 1,000,000, 1,000,000, 1,000,000 and 3,000,000 shares of common stock, respectively.  In addition, we issued warrants to YA Global to purchase 1,000,000 shares of common stock on September 15, 2011. The warrants issued from January 2011 through April 2011 initially had an exercise price of $0.10 per share, and the warrants issued subsequently, an exercise price of $0.15 per share.  However, as a result of the anti-dilution protection in these warrants, the subsequent issuance of additional debentures to YA Global reset the exercise price of the warrants to 95% of the lowest closing bid price of our common stock for the 60 days preceding the issuance date of the debentures. All warrants issued during 2011 have a term of five years.

At inception, a summary of the allocation of the components of the new debentures and warrants issued this quarter was as follows:

	July 13, 2011	August 12, 2011	September 15, 2011
	debenture	debenture	debenture
		(in thousands)

Gross proceeds	$450	$350	$450
Structuring and due diligence fee	(37)	(37)	(25)
	$413	$313	$425

Derivative liabilities:
Investor warrants	$-	$-	$(28)
Compound derivative	(1,242)	(868)	(303)
Total derivative liabilities	(1,242)	(868)	(331)

Day one derivative loss	829	555	-
Convertible debenture-initial carrying value	-	-	(94)
	$(413)	$(313)	$(425)

The compound derivatives were valued using the Monte Carlo Simulation valuation method. Significant assumptions used to value the compound derivatives as of inception of the financings included exercise estimates/behaviors and the following significant estimates:

	July 13, 2011 Financing	August 12, 2011 Financing	September 15, 2011 Financing

Conversion price	$0.0128	$0.0128	$0.0247
Equivalent volatility	188%	187%	183%
Equivalent interest risk	14.00%	14.00%	14.00%
Equivalent credit risk	7.19%	7.20%	7.63%

The warrants are valued using the binomial option valuation methodology. Significant assumptions used to value the warrants as of their inception included the following significant estimates:

September 15, 2011

Exercise price	$0.028
Expected life	5 years
Estimated volatility	290%
Risk free rate of return	0.15%
Dividend yield	--

For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the term of the warrants and volatility is based upon our expected stock price volatility over the term of the warrants.

The table below summarizes the significant terms of each of the debentures as of September 30, 2011:

					Conversion Price – Lower of Fixed Price or
				Default	Percentage of VWAP for Preceding Period
	Face		Interest	Interest	Fixed		Default	Preceding
Debenture Issue Date	Amount	Maturity	Rate	Rate	Price	%	%	Period

August 24, 2006	$ 5,000,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
December 29, 2006	$ 2,500,000	7/29/2012	10%	n/a	$2.00	90%	n/a	125 Days
March 27, 2007	$ 6,168,693	7/29/2012	13%	n/a	$2.00	90%	n/a	125 Days
August 24, 2007	$ 1,775,000	7/29/2012	14%	n/a	$2.00	80%	n/a	125 Days
April 11, 2008	$ 390,000	7/29/2012	15%	24%	$1.50	80%	75%	125 Days
May 16, 2008	$ 500,000	7/29/2012	15%	24%	$1.50	80%	50%	125 Days
May 29, 2008	$ 790,000	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 10, 2008	$ 137,750	7/29/2012	15%	24%	$1.00	80%	50%	125 Days
July 29, 2008	$ 2,325,000	7/29/2012	14%	24%	$2.00	95%	50%	125 Days
October 28, 2008	$ 2,325,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 1, 2009	$ 258,037	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
June 5, 2009	$ 715,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
July 15, 2009	$ 535,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
August 14, 2009	$ 475,000	7/29/2012	14%	20%	$2.00	95%	50%	125 Days
May 27, 2010	$ 2,006,137	7/29/2012	14%	20%	$0.30	95%	50%	60 Days
August 13, 2010	$ 550,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
September 29, 2010	$ 475,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
October 28, 2010	$ 400,000	7/29/2012	14%	20%	$0.20	95%	50%	60 Days
December 15, 2010	$ 450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
January 10, 2011	$ 450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
February 8, 2011	$ 650,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
March 11, 2011	$ 450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
April 13, 2011	$ 450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
May 31, 2011	$ 450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
June 28, 2011	$ 250,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
July 13, 2011	$ 450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
August 12, 2011	$ 350,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days
September 15, 2011	$ 450,000	7/29/2012	14%	20%	$0.10	95%	50%	60 Days

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

Fair Value Considerations - In accordance with FASB ASC 815, Derivatives and Hedging, we determined that the conversion features of the Series C and Series D preferred stock, and the Debentures met the criteria of embedded derivatives and that the conversion features of these instruments required bifurcation and accounting as derivative instrument liabilities. Changes in the fair value of the compound derivative liability, including the embedded conversion option, are charged or credited to income each period. As permitted by FASB ASC 815-15-25-4, Recognition of Embedded Derivatives, we elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 or May 2008 Debentures and accordingly, these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the debentures charged or credited to income each period.

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

Bifurcated Embedded Derivative Instruments – Series C and Series D preferred stock and Convertible Debentures - For financings recorded in accordance with FASB ASC 815-15-25-1, the compound embedded derivative instruments are valued using a Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price in the agreement, the conversion price adjusts to that lower amount.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of September 30, 2011 included exercise estimates/behaviors and the following other significant estimates:

		Remaining		Equivalent	Equivalent
	Conversion	Term	Equivalent	Interest-Risk	Credit-Risk
	Prices	(years)	Volatility	Adjusted Rate	Adjusted Rate

Series C preferred stock	$ 0.0131	0.84	180%	8.00%	7.63%
Series D preferred stock	$ 0.0131	0.84	180%	8.00%	7.63%

August 24, 2006	$ 0.0122	0.84	180%	10.00%	7.63%
December 29, 2006	$ 0.0122	0.84	180%	10.00%	7.63%
July 10, 2008	$ 0.0108	0.84	180%	15.00%	7.63%
July 29, 2008	$ 0.0128	0.84	180%	14.00%	7.63%
October 28, 2008	$ 0.0128	0.84	180%	14.00%	7.63%
May 1, 2009	$ 0.0128	0.84	180%	14.00%	7.63%
June 5, 2009	$ 0.0128	0.84	180%	14.00%	7.63%
July 15, 2009	$ 0.0128	0.84	180%	14.00%	7.63%
August 14, 2009	$ 0.0128	0.84	180%	14.00%	7.63%
May 27, 2010	$ 0.0128	0.84	180%	14.00%	7.63%
August 13, 2010	$ 0.0128	0.84	180%	14.00%	7.63%
September 29, 2010	$ 0.0128	0.84	180%	14.00%	7.63%
October 28, 2010	$ 0.0128	0.84	180%	14.00%	7.63%
December 15, 2010	$ 0.0128	0.84	180%	14.00%	7.63%
January 10, 2011	$ 0.0128	0.84	180%	14.00%	7.63%
February 8, 2011	$ 0.0128	0.84	180%	14.00%	7.63%
March 11, 2011	$ 0.0128	0.84	180%	14.00%	7.63%
April 13, 2011	$ 0.0128	0.84	180%	14.00%	7.63%
May 31, 2011	$ 0.0128	0.84	180%	14.00%	7.63%
June 28, 2011	$ 0.0128	0.84	180%	14.00%	7.63%
July 13, 2011	$ 0.0128	0.84	180%	14.00%	7.63%
August 12, 2011	$ 0.0165	0.84	180%	14.00%	7.63%
September 15, 2011	$ 0.0165	0.84	180%	14.00%	7.63%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On September 30, 2011, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

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

The shares indexed to the debentures are calculated using the variable conversion price based on the 125 day look-back period and the present value of the coupon from inception of the debentures to the revised maturity date of July 29, 2012.

Current Period Valuations - On January 5, 2010, the terms of all of the debentures issued prior to that date were modified to increase the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days and to extend the stated maturity date to July 29, 2012, which increased our future anticipated cash flows related to those instruments.  Because that increase exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as an extinguishment. Accordingly, the original convertible debentures were considered extinguished and the revised convertible debentures were recorded at their fair value, resulting in an extinguishment loss of approximately $5.6 million.

For our Series C and Series D preferred stock and our convertible debentures, the following table reflects the face value of the instruments and, as appropriate, either their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative or, for those debentures recorded in their entirety at fair value, their fair value, as well as for each of the instruments the number of common shares (in thousands) into which the instruments are convertible as of September 30, 2011 and December 31, 2010.

				Embedded		Common
September 30, 2011	Face	Carrying	Accrued	Conversion		Stock
	Value	Value	Interest	Feature	Fair Value	Shares
	(in thousands)

Series C preferred stock	$5,433	$5,433	$-	$1,203	$-	414,707
Series D preferred stock	$2,360	$2,360	$-	522	-	180,160

August 24, 2006	$5,000	$5,000	$2,251	1,817	-	594,315
December 29, 2006	2,500	2,500	1,127	907	-	297,257
March 27, 2007	6,169	n/a	n/a	n/a	10,553	505,631
August 24, 2007	1,775	n/a	n/a	n/a	3,783	164,352
April 11, 2008	390	n/a	n/a	n/a	835	36,111
May 16 ,2008	500	n/a	n/a	n/a	1,064	46,296
May 29, 2008	790	n/a	n/a	n/a	1,677	73,148
July 10, 2008	138	138	68	81	-	19,015
July 29, 2008	2,325	2,325	1,035	807	-	262,540
October 23, 2008	2,325	2,325	953	813	-	256,111
May 1, 2009	258	258	118	68	-	32,215
June 5, 2009	715	690	235	277	-	74,194
July 15, 2009	535	535	168	188	-	54,930
August 14, 2009	475	475	144	167	-	48,337
May 27, 2010	2,006	740	378	1,828	-	186,246
August 13, 2010	550	78	87	474	-	49,775
September 29, 2010	475	59	67	403	-	42,319
October 28, 2010	400	44	52	337	-	35,301
December 15, 2010	450	47	50	373	-	39,067
January 10, 2011	450	35	46	370	-	38,716
February 8, 2011	650	47	59	528	-	55,359
March 11, 2011	450	27	35	362	-	37,907
April 13, 2011	450	196	30	357	-	37,462
May 31, 2011	450	52	21	351	-	36,815
June 28, 2011	250	7	9	193	-	20,243
July 13, 2011	450	12	14	340	-	35,561
August 12, 2011	350	7	7	190	-	21,456
September 15, 2011	450	101	3	242	-	27,430
Total	$31,726	$15,698	$6,957	$13,198	$17,912	3,722,976

				Embedded		Common
December 31, 2010	Face	Carrying	Accrued	Conversion		Stock
	Value	Value	Interest	Feature	Fair Value	Shares
	(in thousands)

Series C preferred stock	$8,336	$8,336	$-	$6,706	$-	125,348
Series D preferred stock	$2,500	$2,500	$-	1,918	-	36,819

August 24, 2006	$5,000	$5,000	$1,876	5,007	-	109,154
December 29, 2006	2,500	2,500	940	2,502	-	54,596
March 27, 2007	7,459	n/a	n/a	n/a	17,905	118,391
August 24, 2007	1,775	n/a	n/a	n/a	4,888	31,696
April 11, 2008	390	n/a	n/a	n/a	1,106	6,964
May 16 ,2008	500	n/a	n/a	n/a	1,392	8,929
May 29, 2008	790	n/a	n/a	n/a	2,193	14,107
July 10, 2008	138	138	51	180	-	3,387
July 29, 2008	2,325	2,325	792	2,381	-	46,873
October 23, 2008	2,325	2,325	709	2,279	-	46,873
May 1, 2009	258	258	92	237	-	5,249
June 5, 2009	715	668	158	771	-	13,139
July 15, 2009	535	535	111	404	-	9,719
August 14, 2009	475	475	93	482	-	8,546
May 27, 2010	2,006	302	168	2,785	-	32,690
August 13, 2010	550	13	29	732	-	8,715
September 29, 2010	475	9	17	620	-	7,398
October 28, 2010	400	6	10	517	-	6,163
December 15, 2010	450	6	3	571	-	6,811
Total	$29,066	$14,560	$5,049	$28,092	$27,484	701,567

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of September 30, 2011 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of September 30, 2011 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

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

Changes in the fair value of convertible instruments that are carried in their entirety at fair value (the March 2007, August 2007, April 2008 and May 2008 debentures) are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

March 27, 2007	$10,013	$(4,587)	$1,983	$8,218
August 24, 2007	3,107	(1,223)	1,105	2,216
April 11, 2008	1,048	(263)	271	505
May 16, 2008	1,342	(336)	328	648
May 29, 2008	2,121	(532)	516	1,024
Gain (loss) from changes in fair value of hybrid instruments	$17,631	$(6,941)	$4,203	$12,611

The carrying value of our liability for convertible instruments carried at fair value decreased $20.8 million during the three month period ended September 30, 2011. However, the fair values of these liabilities decreased $17.6 million. The difference between the change in carrying value and change in fair value was due to the conversion of $1,142,837 in principal and $59,801 in accrued interest related to the March 2007 debenture which resulted in a decrease in fair value of approximately $3.2 million.

The carrying value of our liability for convertible instruments carried at fair value decreased $9.6 million during the nine month period ended September 30, 2011. However, the fair values of these liabilities decreased $4.2 million. The difference between the change in carrying value and change in fair value was due to the payment of $1.0 million in interest and the conversion of $1,289,958 in principal and $109,801 in accrued interest related to the March 2007 debenture which resulted in a decrease in fair value of approximately $4.4 million.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statement of operations.

The changes in fair value of these derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Series C preferred stock	$8,089	$(4,827)	$244	$10,709
Series D preferred stock	3,518	(1,375)	1,257	2,927

August 24, 2006	7,865	(2,922)	3,190	10,158
December 29, 2006	3,933	(1,525)	1,595	4,878
July 10, 2008	253	(92)	99	236
July 29, 2008	3,575	(1,285)	1,574	3,087
October 28, 2008	3,576	(1,282)	1,466	2,810
May 1, 2009	397	(149)	169	423
June 5, 2009	1,109	(357)	494	831
July 15, 2009	824	(295)	216	695
August 14, 2009	735	(261)	315	604
May 27, 2010	3,138	(696)	957	(271)
August 13, 2010	820	122	258	122
September 29, 2010	697	-	217	-
October 28, 2010	580	-	180	-
December 15, 2010	642	-	198	-
January 10, 2011	636	-	203	-
February 8, 2011	910	-	216	-
March 11, 2011	622	-	315	-
April 13, 2011	615	-	(73)	-
May 31, 2011	604	-	(41)	-
June 28, 2011	332	-	332	-
July 13, 2011	902	-	902	-
August 12, 2011	678	-	678	-
September 15, 2011	61	-	61	-
	45,111	(14,944)	15,022	37,209
Less: Day-one loss from Series D Convertible Preferred financing	-	-	-	(4,582)
Less: Day-one loss from May 27, 2010 financing	-	-	-	(747)
Less: Day-one loss from August 13, 2010 financing	-	(407)	-	(407)
Less: Day-one loss from September 29, 2010 financing	-	(210)	-	(210)
Less: Day-one loss from January 10, 2011 financing	-	-	(292)	-
Less: Day-one loss from February 8, 2011 financing	-	-	(193)	-
Less: Day-one loss from March 11, 2011 financing	-	-	(291)	-
Less: Day-one loss from June 28, 2011 financing	-	-	(405)	-
Less: Day-one loss from July 13, 2011 financing	(829)	-	(829)	-
Less: Day-one loss from August 12, 2011 financing	(555)	-	(555)	-
Gain (loss) from change in fair value of derivative liability	$43,727	$(15,561)	$12,457	$31,263

The carrying value of the derivative liabilities-Series C and Series D preferred stock and debentures decreased $43.7 million during the three month period ended September 30, 2011 resulting from i) $45.1 million decrease in the fair value of the derivative liability, as shown in the table above, ii) less conversion of a portion of the Series C and D preferred stock resulting in a reduction of $1.0 million, iii) an increase of $1,242,000, $868,000 and $303,000 due to the inception date fair value of the derivative liabilities resulting from the July 13, 2011, August 12, 2011 and September 15, 2011 financings, respectively.

The carrying value of the derivative liabilities-Series C and Series D preferred stock and debentures decreased $14.9 million during the nine month period ended September 30, 2011 resulting from i) $15.0 million decrease in the fair value of the derivative liability, as shown in the table above, ii) less conversion of a portion of the Series C preferred stock resulting in a reduction of $5.3 million, iii) less conversion of a portion of the Series D preferred stock resulting in a reduction of $139,000 iv) an increase of $573,000, $744,000, $677,000, $284,000, $310,000, $525,000, $1,242,000, $868,000 and $303,000 due to the inception date fair value of the derivative liabilities resulting from the January 10, 2011, February 8, 2011, March 11, 2011, April 13, 2011, May 31, 2011, June 28, 2011, July 2011, August 2011, September 2011 financings, respectively.

Warrants - YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C and Series D preferred stock. The warrants are exercisable at a fixed exercise price which, from time to time, has been reduced when the Company has entered into subsequent financing arrangements with a lower price. The exercise prices may be reset again in the future if we subsequently issue stock or enter into a financing arrangement with a lower price.

The warrants issued to YA Global do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

The following table summarizes the warrants outstanding (in thousands) and their fair value:

	September 30,	December 31,		September 30,		December 31,
	2011	2010		2011		2010

	Exercise	Exercise	Expiration		Fair		Fair
	Price	Price	Date	Warrants	Value	Warrants	Value
				(in thousands)		(in thousands)
Series C preferred stock	n/a	$0.06	2/17/2011	-	$-	750	$53
Series D preferred stock	0.0128	0.10	1/5/2017	2,250	35	2,250	255

August 24, 2006	n/a	0.06	8/24/2011	-	-	1,750	148
December 29, 2006	0.0108	0.06	12/29/2011	420	4	420	37
March 27, 2007	0.0108	0.06	3/27/2012	1,250	14	1,250	122
August 24, 2007	0.0108	0.06	8/24/2012	750	11	750	72
May 16, 2008	0.0108	0.06	5/16/2015	75	1	75	8
May 29, 2008	0.0108	0.06	5/29/2015	500	8	500	56
July 29, 2008	0.0128	0.07	7/29/2015	1,000	16	1,000	112
July 29, 2008	0.0128	0.10	7/29/2015	3,500	56	3,500	383
May 27, 2010	0.0128	0.10	5/27/2015	5,000	79	5,000	563
August 13, 2010	0.0128	0.10	8/13/2015	1,000	16	1,000	113
September 29, 2010	0.0128	0.10	9/29/2015	750	12	750	84
October 15, 2010	0.0128	0.10	10/15/2015	600	9	600	67
December 15, 2010	0.0128	0.10	12/15/2015	1,250	20	1,250	140
January 10, 2011	0.0128	n/a	1/10/2016	1,250	20	-	-
February 8, 2011	0.0128	n/a	2/8/2016	1,250	20	-	-
March 11, 2011	0.0128	n/a	3/11/2016	1,000	16	-	-
April 13, 2011	0.0128	n/a	4/13/2016	1,000	16	-	-
May 31, 2011	0.0128	n/a	5/31/2016	1,000	16	-	-
June 28, 2011	0.0128	n/a	6/28/2016	3,000	48	-	-
September 15, 2011	0.0166	n/a	9/15/2016	1,000	16	-	-
Other warrants	n/a	1.10	1/16/2011	-	-	1	-
			Total	27,845	$433	20,846	$2,213

The warrants are valued using a binomial option valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of September 30, 2011 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 195% to 306%, and risk-free rates of return of 0.02% to 0.17%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants. To encompass the value of the anti-dilution provisions, the exercise price input into the model equals the lowest price of any subsequently issued common share indexed instruments with a conversion price below the stated exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations.

The changes in the fair value of the warrants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Series C preferred Stock	$-	$(29)	$53	$616
Series D preferred Stock	42	$(157)	220	1,931

August 24, 2006	45	(96)	148	1,412
December 29, 2006	9	(21)	33	336
March 27, 2007	26	(62)	108	1,012
August 24, 2007	14	(49)	61	595
May 16, 2008	1	(6)	7	60
May 28, 2008	9	(38)	48	403
July 29, 2008	37	(65)	96	779
July 29, 2008	48	(229)	327	2,763
May 27, 2010	95	(364)	484	(178)
August 13, 2010	19	11	97	11
September 29, 2010	14	-	72	-
October 28, 2010	12	-	58	-
December 15, 2010	23	-	120	-
January 10, 2011	24	-	124	-
February 8, 2011	24	-	39	-
March 11, 2011	19	-	23	-
April 13, 2011	19	-	2	-
May 31, 2011	19	-	74	-
June 28, 2011	57	-	57	-
September 15, 2011	12	-	12	-
Other warrants	-	-	-	11
Total	$568	$(1,105)	$2,263	$9,751

The carrying value of warrants decreased during the three months ended September 30, 2011 due to warrant fair value adjustments of $568,000 as shown in the table above, less the issuance of warrants on September 15, 2011 with a fair value of $28,000.

The carrying value of warrants decreased during the nine months ended September 30, 2011 due to warrant fair value adjustments of $2.3 million as shown in the table above, less the issuance of warrants on January 10, 2011, February 8, 2011, March 31, 2011, April 13, 2011, May 31, 2011, June 28, 2011 and September 15, 2011 with a fair value of $143,700, $58,800, $38,600, $18,000, $90,000, $104,700 and $28,000 respectively.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three months and nine months ended September 30, 2011:

	Compound
	Embedded	Warrant
	Derivatives	Derivatives	Total

Beginning balance, December 31, 2010:	$28,092	$2,213	$30,305

Issuances:
January 10, 2011	573	144	717
February 8, 2011	744	59	803
March 11, 2011	677	39	716

Fair value adjustments:
Compound embedded derivatives	(7,447)	-	(7,447)
Warrant derivatives	-	(1,782)	(1,782)

Conversions:
Series C preferred stock	(157)	-	(157)

Ending balance, March 31, 2011	22,482	673	23,155

Issuances:
April 13, 2011	284	18	302
May 31, 2011	310	90	400
June 28, 2011	525	105	630

Fair value adjustments:
Compound embedded derivatives	37,536	-	37,536
Warrant derivatives	-	87	87

Conversions:
Series C preferred stock	(4,190)	-	(4,190)

Ending balance, June 30, 2011	56,947	973	57,920

Issuances:
July 13, 2011	1,242	-	1,242
August 12, 2011	868	-	868
September 15, 2011	303	28	331

Fair value adjustments:
Compound embedded derivatives	(45,111)	-	(45,111)
Warrant derivatives	-	(568)	(568)

Conversions:
Series C preferred stock	(912)	-	(912)
Series D preferred stock	(139)		(139)

Ending balance, September 30, 2011	$13,198	$433	$13,631

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

Subsequent events

A secured convertible debenture in the amount of $450,000 was issued on October 25, 2011. The debenture is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012.

Subsequent to September 30, 2011, holders of convertible debentures, other than YA Global converted $265,730 of principal and accrued interest on those debentures into 23,453,098 shares of our common stock. Holders of Series C and D preferred stock, other than YA Global converted those securities into 68,095,930 shares of our common stock.

Note 4 – Stock-Based Compensation

A total of 1,022,605 stock options were issued to employees during the nine months ended September 30, 2011, exercisable at strike prices ranging from $0.017 to $0.14 per share.

Total stock-based compensation expense recorded in the statement of operations was $6,000 and $40,200 for the three months ended September 30, 2011 and 2010 and $58,000 and $137,700 for the nine months ended September 30, 2011 and 2010, respectively.

We used the following assumptions to value the stock options granted during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Volatility	148%-210%	145%-210%
Expected dividends	-	-
Expected term (in years)	5.77	6.5
Risk-free rate	0.90%-2.89%	1.85%-2.68%

A summary of the transactions and status of our granted, vested and exercisable options during the nine months ended September 30, 2011 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2010	702	$1.23
Granted	1,023	$0.03
Exercised	-	$-
Forfeited	(648)	$1.15
Outstanding at September 30, 2011	1,077	$0.34	$-	8.7
Exercisable at September 30, 2011	801	$0.45	$-	8.4

A summary of the status of our non-vested options as of September 30, 2011 and changes during the nine months ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2010	120	$0.71
Granted	1,023	$0.04
Vested	(432)	$0.01
Forfeited	(435)	$0.84
Nonvested at September 30, 2011	276	$0.01

The following table summarizes information about our stock options outstanding at September 30, 2011:

Options Outstanding				Options Exercisable

Exercise Prices	Number of Shares	Weighted-Average Remaining Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.017 to $0.39	737	9.5	$ 0.03	461	$ 0.03
$1.00	331	6.9	$ 1.00	331	$ 1.00
$2.00	9	7.6	$ 2.00	9	$ 2.00
	1,077	8.7	$ 0.34	801	$ 0.45

There were no stock options exercised during the nine months ended September 30, 2011.

Subsequent Event

On October 3, 2011, the Board approved and issued option agreements with three members of our Board for a total of 450,000 shares of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.014 per share.

Two of the three grantees’ options vest over three years from the grant date, and the third grantees’ options vest in equal monthly installments over an 18 month period from the date of the grant.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)

Accruals for disputed services	$2,318	$2,318
Accrued operating expenses	1,642	2,042
Accrued payroll related expenses	113	-
Accrued interest	6,959	5,053
Total	$11,032	$9,413

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

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral argument on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others. The parties are engaged in pretrial discovery, which is expected to continue at least through January 2012. We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint.

The Webb Law Firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our ‘048 patent. The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010, the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010, the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposed several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. On May 23, 2011, the USPTO issued a communication which included a Notice of Intention to Issue Ex Parte Reexamination Certificate, which accepted our proposed amendment to the ‘048 patent. In so doing, the USPTO has affirmed the validity of the patent. On September 6, 2011, the USPTO issued the Reexamination Certificate, and this matter is now closed.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiffs’ services to us and other damages for tortious interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we maintain directors' and officers' liability insurance.  On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice. On October 18, 2011, the parties settled the matter, and will soon file a stipulation to dismiss the matter with prejudice. The District Court will retain jurisdiction to enforce the settlement.

Note 7 – Geographic Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net revenues and net income for the three and nine months ended September 30, 2011 and 2010, and the identifiable assets as of September 30, 2011, and December 31, 2010, by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue:
United States	$501	$297	$1,274	$922
Germany	27	41	390	284
Total	$528	$338	$1,664	$1,206

Net income (loss):
United States	$59,936	$(25,160)	$13,515	$42,673
Germany	(489)	(471)	(1,139)	(1,178)
Total	$59,447	$(25,631)	$12,376	$41,495

	September 30,	December 31,
	2011	2010
Identifiable assets:
United States	$7,753	$8,179
Germany	272	394
Total	$8,025	$8,573

Note 8 – Transactions with Related Parties

Ms. Laura A. Marriott serves as our Chairperson of the Board of Directors and Acting Chief Executive Officer. Ms. Marriot is also a member of the Compensation Committee and Stock Option Committee of the Board of Directors. In addition to her compensation as a non-executive member of our Board, Ms. Marriot is compensated as our acting Chief Executive Officer under a consulting agreement for which she received $90,000 and $252,000 in compensation from us during the three and nine months ended September 30, 2011, respectively.

Mr. George G. O’Leary serves as a member of the Board of Directors and as acting Chief Operating Officer. Mr. O’Leary is also the Chairman of our Audit Committee, Compensation Committee and a member of our Stock Option Committee. In addition to his compensation as a member of our Board, Mr. O’Leary is compensated as our acting Chief Operating Officer under a consulting agreement for which he received $24,750 and $60,750 in compensation from us during the three and nine months ended September 30, 2011, respectively.

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

As reported in “eMarketer” (May 2011), the market for barcode services is rapidly developing in several regions around the world. As companies of all sizes begin to recognize the economic potential of mobile barcodes, we continue to focus our efforts on positioning ourselves to take part in this growing marketplace. We are focusing our sales activities primarily in the United States and Europe and are expanding our business development activities, through partnerships, to markets in Africa and South America.

We have focused much of 2011 on strengthening the NeoMedia brand and attempting to grow the industry through ongoing press relations and industry evangelization based on education and best practices.  We work closely with our customers to help ensure effective barcode implementations, increase their brand and consumer awareness and ultimately, drive the overall adoption of their mobile barcode initiatives.  From our perspective, this evangelization activity has been successful and we believe that the NeoMedia brand is well positioned in the market.  From a sales strategy perspective, we are pleased with the results of two of our strategic approaches. The first is the maximization of our patent portfolio through IP licensing, and the second is our focus on partnering with key mobile marketing agencies and/or brand and agencies direct to maximize the reach of our barcode management and infrastructure solutions.

NeoMedia has been involved in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations.  Our IP portfolio currently consists of sixty one issued and pending patents.  We have always licensed our portfolio to others in the ecosystem, however, our current IP licensees have generated significantly less revenue for the organization than we had anticipated.  As the market for mobile barcodes continues to grow, we believe that these revenues should increase. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP focusing on the US market.  We are hopeful that our IP licensing activities will begin to show significant results, in the form of new IP licensees, beginning in Q4-11.

Our barcode management and infrastructure solution includes both our barcode reader (NeoReader) as well as our barcode infrastructure solutions (NeoSphere).  We continue to enter into strategic agreements with mobile marketing agencies for our services.  These companies typically represent brands and mobile technology solutions in Europe and the United States. Currently there are nineteen such agreements signed and we have been seeing increasing campaign activity through these partnerships with leading consumer brands. NeoMedia solutions are now used by a number of Fortune 500 brands in the United States and abroad through both our indirect and direct sales channels. Our most successful campaign to date was with a Fortune 500 brand in the US who generated over 500,000 scans from an in pack campaign over a three month period.

Mobile barcodes have become an increasingly important engagement tool for brands and marketers in 2011 as demonstrated by the rapid increase number of codes created using NeoSphere. Our platform has generated more than 72,000 mobile barcodes for use in marketing and advertising campaigns worldwide and usage on the NeoSphere platform has reached record heights this year for us, experiencing an 1800 percent growth rate over the same time period in 2010.  While these figures represent significant successes for NeoMedia, we believe that downward price pressure is occurring in the market given the congested competitive environment for mobile barcode solutions as well as the ‘battle’ between free and fee based solutions.  In order to encourage brands to trial mobile barcodes in their campaigns, we have offered free or low cost trials in order to compete and grow the overall market for mobile barcodes globally.  We are hopeful that many of these trials will translate into production deployments over the short term.  NeoMedia continues to promote an open and interoperable approach to the market to empower the mobile ecosystem – and deploys a partial indirect (also called managed direct or DNS prefixed) solution for our customers.

We are also seeing consumers beginning to scan mobile barcodes en masse, as evidenced by the codes appearing in all forms of media, and we have seen significant growth in the uptake of our NeoReader product offering. With pre-install agreements with Sony Ericsson and Samsung Electronics Italy, as well as downloadable via our own website, http://get.neoreader.com, and the key “app stores” including Android, Apple, Blackberry, Nokia and Ovi, our reader now has a reach to over 16 million consumers.  In the past twelve months, NeoReader downloads have increased 1012% and we anticipate that this growth will continue as we improve our discoverability on the major app stores.  Our reader is offered free of charge for consumers and we anticipate this growth in consumer utilization will continue and help encourage brand adoption of mobile barcodes.  In September 2011, NeoMedia also released NeoReader SDK for Android and iPhone customers which will help to expedite fee based enterprise reader opportunities.

In August 2011, we legally restructured our European subsidiary in Germany to change from an AG legal structure to a GmBH (to become NeoMedia Europe GmbH). This change to legal structure ensures the organization is organized in a manner consistent with the size of company. Our NeoMedia Europe business continues to focus on opportunities for mobile couponing, ticketing and hardware scanning solutions in Europe as well as leads the development of our barcode reader application.   While the software business operations in Europe have seen success in terms of Lavasphere Enterprise, NeoReader and NeoReader custom deployments, the hardware business development has been relatively slow. We believe that the slow uptake on our hardware business is due to a number of factors including high equipment cost, point of sale (POS) integration timelines and overall speed of market development.  We continue to aggressively evaluate opportunities to maximize the potential for our two hardware scanner products, XELIA and EXIO2 in markets throughout Europe and through partners, in other regions of the world.

NeoMedia has experienced a number of organizational changes in 2011 and we believe that we are now well positioned to support our growing customer base.  We have established new staff areas in marketing, sales engineering, sales, information technology and technical support.  We have also looked critically at our cost of operations and have reduced considerably in key areas.  We have downsized our headquarters in Atlanta and have moved our accounting team into a smaller, more cost-efficient office.  We are assessing new locations for our headquarters in the United States and are recruiting additional key staff to the operation.

We have also made some significant additions to our Board of Directors in 2011 and welcome both Sarah Fay and Peter Mannetti.  Both bring a wealth of contacts and experience and are welcome additions to the Board of Directors.

We will continue to look critically at our business to ensure that all business lines are effective and contributing to the ongoing success of NeoMedia. We will continue to maximize all revenue opportunities for our business in what we view as a time of market growth and opportunity, with a goal to get to self-sufficiency and profitability as soon as possible.

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

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Results of Operations

We continue to focus on the development of our patent licensing and barcode ecosystem technology. During the three months ended September 2011 and 2010, our operating losses were $1.3 million and $1.4 million, respectively. Our net income was $59.4 million and net loss was $25.6 million for the three months ended September 2011 and 2010, respectively. During the nine months ended September 2011 and 2010, our operating losses were $3.7 million and $4.6 million, respectively. Our net income was $12.3 million and $41.5 million for the nine months ended September 2011 and 2010, respectively. Our operating results include gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these gains and losses principally as a result of changes in the market value of our common stock. During the three and nine months ended September 30, 2011, we reported gains on our hybrid financial instruments, warrants and debentures, totaling $61.9 and $18.9 million, respectively. During the three months ended September 2010, we reported non-cash losses on our hybrid financial instruments, warrants and debentures, totaling $23.6 million, and during the nine months ended September 2010, we reported non-cash gains on our hybrid financial instruments, warrants and debentures, totaling $53.6 million, respectively.

The following table sets forth certain data derived from our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenues:
Barcode Reader	$19	$22	$361	$89
Barcode Management & Infrastructure	107	5	195	16
IP Licensing	380	277	892	899
Consulting	-	-	2	-
Hardware	18	13	52	175
Other	4	21	162	27
Total revenues	$528	$338	$1,664	$1,206

Revenues. Revenues for the three months ended September 2011 and 2010, respectively, were $528,000 and $338,000, an increase of $190,000, or 56%. Revenues for the nine months ended September 2011 and 2010, respectively were $1.7 million and $1.2 million, an increase of $458,000 or 38%.  Our revenues and product mix have changed as a result of changes in our operations and business strategy. For the three months ended September 2011 and 2010, respectively, our Barcode Reader product sales were $19,000 and $22,000, a decrease of $3,000 or 14%, as a result of reduced demand for these products and services. Barcode Reader product sales for the nine months ended September 2011 and 2010, respectively, were $361,000 and $89,000, an increase of $272,000, or 406%. For the three months ended September 2011 and 2010, respectively, our Barcode Management & Infrastructure revenue was $107,000 and $5,000, respectively, an increase of $102,000 or 2,000%. Barcode Management & Infrastructure revenue was $195,000 and $16,000 during the nine months ended September 2011 and 2010, respectively, an increase of $179,000 or 1,100%. We are focusing additional sales resources on this category in response to opportunities with agencies and brands in the U.S. and Europe. Revenues related to patent licensing agreements were $380,000 and $277,000 during the three months ended September 2011 and 2010, respectively, as a result of licensing agreements we entered into in 2009, 2010 and 2011. Revenues related to patent licensing agreements were $892,000 and $899,000 during the nine months ended September 2011 and 2010, respectively. We continue to expect our revenues to change as we focus our efforts toward patent licensing, and the barcode ecosystem. We believe this focus will deliver the most value in the future. For the three months ended September 2011 and 2010, respectively, our hardware product sales were $18,000 and $13,000, an increase of $5,000 or 38%. For the nine months ended September 2011 and 2010, respectively, hardware product sales were $52,000 and $175,000, a decrease of $123,000 or 337%. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period.

Cost of Revenues. Cost of revenues was $324,000 for the three months ended September 30, 2011 compared with $236,000 for the three months ended September 30, 2010, an increase of $88,000, or 37%.  Cost of revenues was $799,000 for the nine months ended September 30, 2011 compared with $830,000 for the nine months ended September 30, 2010, a decrease of $31,000, or 4%. Cost of revenues for NeoMedia Europe, related to our hardware products, was $9,000 and $5,000 for the three months ended September 2011 and 2010, respectively, and was $15,000 and $133,000 for the nine months ended September 2011 and 2010, respectively. Amortization costs related to our patents and the proprietary software of NeoMedia Europe was $235,000 and $231,000 for the three months ended September 2011 and 2010, respectively, and was $705,000 and $697,000 for the nine months ended September 2011 and 2010, respectively.

Sales and Marketing. Sales and marketing expenses were $217,000 and $231,000 for the three months ended September 2011 and 2010, respectively, a decrease of $14,000, or 6%, and $838,000 and $812,000 for the nine months ended September 2011 and 2010, respectively, an increase of $26,000, or 3%. We expect that our sales and marketing expense will increase slowly in 2011 as we promote our business strategy and core technology.

General and Administrative. General and administrative expenses were $830,000 and $835,000 for the three months ended September 2011 and 2010, respectively, a decrease of $5,000, or 1%, and $2.4 million and $3.0 million for the nine months ended September 2011 and 2010, respectively, a decrease of $520,000, or 18%. Expenses decreased as a result of decreased payroll costs, professional services fees related to legal and accounting, as well as business related travel as we continue our efforts to control expenses.

Research and Development.  Research and development expenses were $481,000 and $465,000 for the three months ended September 2011 and 2010, respectively, an increase of $16,000, or 3%, and $1.3 million and $1.2 million for the nine months ended September 2011 and 2010, respectively, an increase of $145,000, or 12%. Research and development increased as we continued the development of our barcode ecosystem products.

Loss from Operations.  For the three months ended September 2011 and 2010, respectively, our loss from operations was $1.3 million and $1.4 million. For the nine months ended September 2011 and 2010, respectively, our loss from operations decreased to $3.7 million, from $4.6 million. This improvement was primarily the result of increases in our gross margin and decreased general and administrative expenses, partially offset by increases in sales and marketing and research and development costs.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended September 2011 and 2010, the liability related to these hybrid instruments decreased during 2011, and increased during 2010, resulting in a gain of $17.6 million and a loss of $6.9 million, respectively. For the nine months ended September 2011 and 2010, the liability related to these hybrid instruments decreased during 2011 and 2010, resulting in a gain of $4.2 million and $12.6 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the periods. Because our stock price has been volatile and because many of our hybrid financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our stock could cause the fair value of our hybrid financial instruments to change significantly in future periods. The fair values of our hybrid financial instruments are subject to volatility so long as the related debentures are outstanding in their present form. These instruments will no longer be volatile if they are converted into common stock.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants.  We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended September 2011 and 2010, the liability related to warrants fluctuated resulting in a gain of $568,000 and a loss of $1.1 million, respectively. For the nine months ended September 2011 and 2010, the liability related to warrants decreased resulting in a gain of $2.3 million and $9.8 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our warrants include relatively low fixed exercise prices it is possible that further fluctuations in the market price of our common stock could cause the fair value of our warrants to change significantly in future periods. The derivative liabilities are subject to volatility so long as the warrants are outstanding in their present form. These instruments will no longer be volatile upon their exercise into common stock.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D preferred stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. For the three months ended September 2011 and 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures decreased during 2011 and increased during 2010, resulting in a gain of $45.7 million and a loss of $15.6 million, respectively. For the nine months ended September 2011 and 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stocks and these debentures decreased during 2011 and 2010, resulting in a gain of $12.5 million and $31.3 million, respectively. These fair value changes were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion prices, it is possible that further fluctuations in the market price of our common stock could cause the fair value of our derivative financial instruments to change significantly in future periods. The derivative liabilities are subject to volatility so long as the preferred stock or debentures are outstanding in their present form. These instruments will no longer be volatile upon their conversion into common stock.

Interest Expense Related to Convertible Debt. Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $1.2 million and $595,000 for the three months ended September 2011 and 2010, respectively, and $2.8 million and $1.6 million for the nine months ended September 2011 and 2010. These fluctuations in interest expense were primarily the result of increased debenture financing during the three and nine months ended September 2011.

Net Income (Loss).  As a result of the above, during the three months ended September 2011 and 2010, we experienced net income of $59.4 million and a net loss of $25.6 million, respectively. This increase in net income resulted primarily from gains in the fair value of our hybrid and derivative instruments during the three months ended September 2011 compared with a loss in 2010. During the nine months ended September 2011 and 2010, we experienced net income of $12.4 million and net income of $41.5 million, respectively. This decrease in net income resulted primarily from losses in the fair value of our hybrid and derivative instruments during the nine months ended September 2011 compared with gains in 2010, partially offset by a loss on extinguishment of debt of approximately $5.6 million during the nine months ended September 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had $250,000 in cash and cash equivalents, an increase of $170,000, or 213%, compared with $80,000 as of December 31, 2010.

Cash used in operating activities decreased to $3.5 million for the nine months ended September  30, 2011 compared with $4.7 million for the period ended September 30,  2010, representing decreased operational expenses.

Cash used in investing activities was $6,000 and $13,000 for the nine months ended September 30, 2011 and 2010, respectively, representing the purchase of equipment.

Cash provided by financing activities during the nine months ended September 2011 was $3.7 million, which included the following:

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on January 10, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $650,000 in connection with a Secured Debenture entered into with YA Global on February 8, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $40,000, resulting in net proceeds of $610,000; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on March 11, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on April 13, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fees of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on May 31, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $25,000, resulting in net proceeds of $425,000; and

•
Gross proceeds of $250,000 in connection with a Secured Debenture entered into with YA Global on June 28, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $100,000, resulting in net proceeds of $150,000. The structuring and due diligence fees in connection with this debenture, will also be applied to satisfy and provide for the next two scheduled debenture financings; the first of which occurred on July 13, 2011, and the second of which is scheduled to occur on or before August 15, 2011; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on July 13, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012. There were no structuring or due diligence fee deducted from the gross proceeds of this financing since they were satisfied with the June 28, 2011 financing, resulting in net proceeds of $450,000; and

•
Gross proceeds of $350,000 in connection with a Secured Debenture entered into with YA Global on August 13, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012. There were no structuring or due diligence fee deducted from the gross proceeds of this financing since they were satisfied with the June 28, 2011 financing, resulting in net proceeds of $350,000; and

•
Gross proceeds of $450,000 in connection with a Secured Debenture entered into with YA Global on September 15, 2011, accruing interest at 14% per annum and payable on the maturity date of July 29, 2012, less structuring and due diligence fee of $25,000, resulting in net proceeds of $425,000.

Conversions of our preferred stock or debentures into common stock have a positive effect on our liquidity. During the three months ended September 30, 2011, investors converted 671 shares of Series C preferred stock, 1,399 shares of Series D preferred stock, and $1,202,638 of principal and accrued interest on the convertible debentures. Cumulatively, as of September 30, 2011, investors have converted 16,567 shares of Series C preferred stock, 1,399 shares of Series D preferred stock, and $2,287,759 of principal and accrued interest on the convertible debentures. These conversions have reduced the carrying value of the Derivative financial instruments, the Series C and D preferred stock, the Debentures payable carried at fair value, and the Series C and D convertible preferred stock, and as a result, have strengthened our balance sheet.

Subsequent Event

On October 25, 2011, we entered into a Securities Purchase Agreement and issued and sold a secured debenture to YA Global in the principal amount of $450,000.  The debenture is convertible at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan.  There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net income for the nine months ended September 30, 2011 and 2010, respectively, was $12.4 million and $41.5 million, of which $18.9 million and $47.6 million, respectively, were net gains related to our financing instruments. Net cash used by operations during the nine months ended September 30, 2011 and 2010 was $3.5 million and $4.7 million, respectively. At September 30, 2011, we have an accumulated deficit of $232.0 million. We also have a working capital deficit of $65.0 million, of which $47.2 million is related to our financing instruments, including $18.3 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $28.9 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We also have a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern.  Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all.  In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global choose not to provide us with continued financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we only have sufficient funds to sustain our current operations through approximately December 8, 2011.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements - As of September 30, 2011, our cash balance was $250,000. NeoMedia’s use of YA Global as a financing source has certain ramifications that could affect future liquidity and business operations.  For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8.  In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets.  Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding.

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

Based on this evaluation, our Acting CEO and Interim CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2011 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2010, which we are in the process of remediating.  Such weaknesses were:

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

Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral argument on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others. The parties are engaged in pretrial discovery, which is expected to continue at least through January 2012. We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint.

The Webb Law Firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our ‘048 patent. The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010, the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010, the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposed several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. On May 23, 2011, the USPTO issued a communication which included a Notice of Intention to Issue Ex Parte Reexamination Certificate, which accepted our proposed amendment to the ‘048 patent. In so doing, the USPTO has affirmed the validity of the patent. On September 6, 2011, the USPTO issued the Reexamination Certificate, and this matter is now closed.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiffs’ services to us and other damages for tortious interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we maintain directors' and officers' liability insurance.  On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice. On October 18, 2011, the parties settled the matter, and will soon file a stipulation to dismiss the matter with prejudice. The District Court will retain jurisdiction to enforce the settlement.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved)

Not Applicable

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of NeoMedia Technologies, Inc.		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.14	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
3.15	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.16	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/2010
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005
10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007
10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007
10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008
10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/2009

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/2009
10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/2009
10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/2009
10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/2010
10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/2010
10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/2010
10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22	1/11/2010
10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010
10.125	Notification of new trading symbol "NEOMD" beginning May 10, 2010.		8-K		5/11/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.126	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/3/2010
10.127	Secured Convertible Debenture, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/3/2010
10.128	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/3/2010
10.129	Global Warrant Amendment, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.4	6/3/2010
10.130	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	6/3/2010
10.131	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	6/3/2010
10.132	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/19/2010
10.133	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/19/2010
10.134	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/19/2010
10.135	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.6	8/19/2010
10.136	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.7	8/19/2010
10.137	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/19/2010
10.138	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.9	8/19/2010
10.139	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/1/2010
10.140	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/1/2010
10.141	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/1/2010
10.142	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/1/2010
10.143	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/1/2010

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.144	Compromise Agreement dated October 19, 2010, executed by Iain A. McCready		8-K	10.1	10/20/2010
10.145	Resignation Letter dated October 19, 2010, executed by Iain A. McCready		8-K	10.2	10/20/2010
10.146	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	11/3/2010
10.147	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	11/3/2010
10.148	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2010
10.149	Fourth Ratification Agreement, dated October 28, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	11/3/2010
10.150	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	11/3/2010
10.151	Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC; BP BL Section 3.4, LLC; and Leigh M. Rothschild		8-K	10.1	12/15/2010
10.152	Bylaws of Neomedia Technologies, Inc. adopted December 16, 2010		8-K	3.2	12/21/2010
10.153	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	12/21/2010
10.154	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	12/21/2010
10.155	Warrant, No. NEOM-1210, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	12/21/2010
10.156	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	12/21/2010
10.157	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	12/21/2010
10.158	Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	12/22/2010
10.159	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	1/14/2011
10.160	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	1/14/2011
10.161	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	1/14/2011
10.162	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	1/14/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.163	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	1/14/2011
10.164	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/11/2011
10.165	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	2/11/2011
10.166	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	2/11/2011
10.167	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	2/11/2011
10.168	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	2/11/2011
10.169	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	2/22/2011
10.170	Appointment of Ms. Sarah Fay to serve as a member of the Board of Directors. Accepted notification of the retirement of James J. Keil as a member of the Board of Directors.		8-K	99.1	3/2/2011
10.171	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	3/17/2011
10.172	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	3/17/2011
10.173	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	3/17/2011
10.174	Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	3/17/2011
10.175	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	3/17/2011
10.176	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	4/13/2011
10.177	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	4/13/2011
10.178	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	4/13/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.179	Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	4/13/2011
10.180	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	4/13/2011
10.181	2011 Stock Incentive Plan		S-8	4.1	4/22/2011
10.182	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	5/31/2011
10.183	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/31/2011
10.184	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	5/31/2011
10.185	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	5/31/2011
10.186	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	5/31/2011
10.187	Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	5/31/2011
10.188	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	5/31/2011
10.189	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/28/2011
10.190	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/28/2011
10.191	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/28/2011
10.192	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	6/28/2011
10.193	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	6/28/2011
10.194	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	6/28/2011
10.195	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	6/28/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.196	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/13/2011
10.197	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.2	7/13/2011
10.198	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		S-8	10.3	7/13/2011
10.199	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.4	7/13/2011
10.200	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	7/13/2011
10.201	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.6	7/13/2011
10.202	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	7/13/2011
10.203	Resignation of Mr. Michael W. Zima, Chief Financial Officer and Corporate Secretary. Appointment of Mr. Robert W. Thomson as interim Chief Financial Officer and Corporate Secretary.		8-K	99.1	7/19/2011
10.204	Secured Convertible Debenture, No. NEOM-11-8, dated August 12, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.1	8/12/2011
10.205	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.2	8/12/2011
10.206	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/12/2011
10.207	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.4	8/12/2011
10.208	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.5	8/12/2011
10.209	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.6	8/12/2011
10.210	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	8/12/2011
10.211	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/12/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.212	Agreement, dated September 15, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	9/15/2011
10.213	Secured Convertible Debenture, No. NEOM-11-9, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	9/15/2011
10.214	Warrant, No. NEOM-0911, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	9/15/2011
10.215	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	9/15/2011
10.216	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	9/15/2011
10.217	Ratification Agreement, dated September 15, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	9/15/2011
10.218	Irrevocable Transfer Agent Instructions, dated September 15, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	9/15/2011
10.219	Press Release Regarding Appointment of Mannetti to Board of Directors.		8-K	99.1	10/1/2011
10.220	Agreement, dated October 25, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/25/2011
10.221	Secured Convertible Debenture, No. NEOM-11-10, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/25/2011
10.222	Warrant, No. NEOM-1011, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/25/2011
10.223	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	10/25/2011
10.224	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	10/25/2011
10.225	Thirteenth Ratification Agreement, dated October 25, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/25/2011

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.226	Irrevocable Transfer Agent Instructions, dated October 25, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/25/2011

14	Code of Professional Ethics		10-K	14.1	4/3/2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: November 14, 2011	/s/ Robert W. Thomson
Robert W. Thomson
Interim Chief Financial Officer & Principal Finance Officer and Principal Accounting Officer