Form 10-K
period 2011-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2012-04-16
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21743

NeoMedia Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 West Arapahoe Avenue, Suite 9, Boulder, CO 80302

(Address, including zip code, of principal executive offices)

678-638-0460

(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:	None
Name of exchange on which registered:	None – Quoted on the OTCBB and OTCQB
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value per share

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

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $772,000, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock on April 11, 2012 was 985,207,714.

Documents Incorporated By Reference - None

NeoMedia Technologies, Inc.

NeoMedia Technologies, Inc.

PART I

ITEM 1. Business

In this Annual Report on Form 10-K, unless otherwise indicated, the words “NeoMedia”, “Company” “we,” “us,” and “our” refer to NeoMedia Technologies, Inc., a Delaware corporation, and all entities owned or controlled by NeoMedia Technologies, Inc., except where it is made clear that the term only means the parent or a subsidiary company. As of December 31, 2011, we had one active wholly-owned subsidiary: NeoMedia Europe GmbH, (“NeoMedia Europe”) incorporated in Germany. In addition, there are several dormant subsidiaries which are listed in Exhibit 21.

Overview

We are a Delaware corporation, founded in 1989 and headquartered in Boulder, Colorado. We have pioneered 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. We believe that our extensive intellectual property portfolio differentiates us from the competition. NeoMedia strives to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile couponing, and business-to-business track and trace solutions. We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing products and services. Our direct customers include brand owners and agencies looking to offer innovative mobile barcode solutions to their customer base. Our global indirect channel includes handset manufacturers, mobile marketing platform providers, mobile marketing agencies and value added resellers.

As reported in “eMarketer” (May 2011), the market for barcode services is rapidly developing in several regions around the world. Use of QR codes and other mobile action codes, including Microsoft Tags and 2D barcodes, grew 617% from January to December 2011 in the Top 100 U.S. magazines, according to Nellymoser (January 2012). As companies of all sizes begin to recognize the economic potential of mobile barcodes, we continue to focus our efforts on positioning ourselves to take part in this rapidly expanding marketplace. We are focusing our sales activities primarily in the United States, Europe and Latin America and are expanding our business development activities, through partnerships, to markets in Africa and Asia Pacific.

In 2011, we focused on building a strong foundation for the organization which included strengthening the NeoMedia brand and attempting to grow the industry through ongoing press relations and industry evangelization based on education and best practices, as well as aligning the organization in terms of strategic focus and staffing. We released new versions of our core products, NeoSphere and NeoReader, and now have a significant number of Fortune 500 companies utilizing our services. We work closely with our customers to help ensure effective barcode implementations, increase their brand and consumer awareness and ultimately, drive the overall adoption of their mobile barcode initiatives.

NeoMedia has been involved in, and has strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. Our IP portfolio currently consists of seventy-four issued and pending patents.

Products and Services

We provide a complete suite of software and hardware for providing mobile barcode solutions to markets around the globe.

2D Core – Our 2D Core products are NeoReader®, our barcode scanning application which is installed on mobile handsets, and NeoSphere™, our barcode management and infrastructure solution.

•	NeoReader – a barcode scanning application that transforms mobile phones into universal barcode readers, allowing users to scan all major barcode types, including QR, Datamatrix, Aztec, EAN, UPC, and Code 128. Users simply launch the NeoReader application on their phone, scan the barcode and are quickly linked either directly or indirectly through a resolution server to specific content. From there, they can access real-time product or service information, download content, send a SMS, make a phone call, or complete a mobile commerce transaction. There is also a SDK available for NeoReader that allows the integration of NeoReader functionality into enterprise implementations.

•	NeoReader Enterprise – software solutions for commercial applications where mobile devices are utilized to manage products through manufacturing or distribution channels. These applications equip mobile devices to read 1D and 2D barcodes with their built-in camera. These solutions are ideal tools for a variety of business applications including data collection, logistics, content linking, workforce management, and accessing information on the go.

•	NeoSphere™ - a web-based system that supports barcode management and allows users (typically agencies and brands) to easily develop, launch and manage a mobile barcode campaign by delivering three critical components:

o	Barcode creation tools

o	Campaign management tools

o	Reporting and analytics

NeoSphere enables marketers to better monetize their traditional ads placement and boost marketing return-on-investment, providing the tools to effectively manage and control their barcode-based marketing campaigns.

Ticketing/Couponing - Our ticketing/couponing products includes both hardware and software. These products include:

•	Modular Solution Server (MSS) – MSS is a stand-alone system supporting third-party ticketing/couponing systems and databases as well as adding all missing components to existing mobile systems essential for the successful completion and fulfillment of mobile applications.

•	EXIO® II - a multi-application smart scanner for mobile couponing and ticketing applications. The EXIO II smart scanner allows customers to redeem mobile tickets and coupons making it easy and affordable to use creative new mobile marketing text messaging programs to track and reach customers. With its color LCD touch-screen and video playback capability, the EXIO II can be customized to display targeted content and brand messages. Utilizing a high-speed Digital Signal Processor (DSP) and a high-resolution camera, EXIO automatically recognizes 2D barcodes sent as MMS, EMS or Picture Message to any compatible mobile phone.

•	XELIA – a versatile desktop scanner that incorporates Honeywell Adaptus® Imaging Technology 5.0 to enable high-performance reading of 2D codes from mobile phone displays. Equipped with a high-speed Digital Signal Processor, XELIA automatically recognizes 2D codes sent as text messages as well as printed 1D barcodes. Its compact size and sleek design make XELIA ideal for counter-top use at a point-of-sale or service desk.

Solutions – Our value-added solutions enable a full end-to-end mobile solution allowing marketers and advertisers to deliver a highly targeted and personalized consumer experience – from start to finish. These include:

•	Consulting Services – clients are able to leverage our expertise and deep knowledge of the mobile market to enhance the effectiveness of their mobile campaigns.

•	Partner Solutions – we maintain partnerships with a variety of mobile marketing organizations that allow us to incorporate additional solutions into our existing portfolio, including:

o	Mobile websites – creation of mobile-optimized web pages to ensure a consistent consumer experience, making brand engagement easy and enjoyable.

o	SMS – a shortcode messaging service allowing clients to add a messaging call to action to their campaign that enables consumers to connect to marketers by sending a text message.
o	Applications – creation of applications for iPhone and Android environments.

IP Licensing – With seventy four patents awarded and pending, we license our patents to all in the ecosystem.

SALES AND MARKETING RELATIONSHIPS

We have worked to establish a network of direct salespeople as well as an indirect channel of resellers and business development personnel to market our products and services. We are focusing our sales activities primarily in the United States, Europe and Latin America and are expanding our business development activities, through partnerships, to markets in Africa and Asia Pacific.

Data Centers

As of December 31, 2011, we do not own any data centers. We have servers located in a data center in Miami, Florida, where our network infrastructure is supported by an outside vendor.

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

International Revenue

Revenues from our international customers were $525,000 and $382,000 for the years ended December 31, 2011 and 2010, respectively. These revenues are billed and received primarily in Euros.

Competition

We believe we have positioned ourselves to compete as one of the leaders in the mobile barcode ecosystem. The mobile barcode space is highly fragmented and there are a large number of providers offering similar solutions globally. As the mobile marketing industry matures, we expect consolidation as industry leaders are firmly established. Moreover, we believe we are well positioned due to our intellectual property, including many patents, on which our products and services are based. We expect that our intellectual property will serve as a competitive advantage as this market matures.

Intellectual Property

We rely on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect our proprietary rights.  As of December 31, 2011, we owned 74 patents (both awarded and pending) across both NeoMedia Technologies and NeoMedia GmbH businesses.  Our patents include IP in six different patent families and cover core concepts behind our technology for linking the physical world to the electronic world.

During 2010 and 2009, we licensed our patents to Mobile Tag, Neustar, BEMS, Scanbuy and eBay. We are in discussions with other companies with regard to the licensing of our patents and our technology platforms.  However, there can be no guarantee that any of these discussions will result in future revenues.

We have ongoing relationships with Global IP Law Group (“Global IP”) specializing in intellectual property monetization and enforcement.  Global IP assists us in seeking out potential licensees of our intellectual property portfolio, including any resulting litigation.

On May 26, 2011, the United States Patent and Trademark Office (PTO) ruled in favor of NeoMedia in the second re-examination of its US Patent 6,199,048, ‘System And Method For Automatic Access Of A Remote Computer Over A Network’ (the “048 patent”). All 89 existing claims, as well as six newly added claims, of the Barcode Lookup Patent have been confirmed as being patentable by the PTO. The PTO’s decision, which marks the final chapter in a lengthy process following a successful first reexamination proceeding that ended in confirmation of the patent in 2009, provides tremendous opportunities for companies in the mobile marketing and advertising space, allowing them to quickly implement new applications and services.

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

Government Regulation

Existing or future legislation could limit the growth or use of the internet, mobile telecommunications and/or mobile advertising, which would curtail our revenue growth. Statutes and regulations directly applicable to internet communications, mobile commerce and mobile advertising are becoming more prevalent and we anticipate there will be activity to determine how new and existing laws governing intellectual property, privacy, libel and taxation apply to mobile marketing and advertising.

Some of our proprietary technology allows the storage of demographic data from users. On December 8, 2011, NeoMedia issued an updated Privacy Policy which can be accessed from our website at http://www.neom.com/privacy. We also published a new End User License Agreement which we believe is current with all best practices and guidelines in the United States and is located at http://www.neom.com/EULA.

Personnel

As of April 3, 2012, we had 27 personnel, including 16 managed from our headquarters in Boulder, Colorado, and 11 managed from our offices in Würsulen, Germany. We believe that our personnel relations have improved significantly over the last 18 months. None of our personnel are represented by a labor union or bound by a collective bargaining agreement.

Management Changes

Effective July 19, 2011, Mr. Michael W. Zima resigned his position as Chief Financial Officer and Corporate Secretary of the Company.

On July 19, 2011, the Board of Directors of the Company appointed Mr. Robert W. Thomson to serve as interim Chief Financial Officer and Corporate Secretary of the Company. Mr. Thomson had previously served as the Company’s Corporate Controller. Mr. Thomson served as the Company’s interim Chief Financial Officer and Corporate Secretary until January 2, 2012, at which time he resumed his duties as Corporate Controller.

On January 3, 2012, the Board of Directors of the Company appointed James A. Doran as Chief Financial Officer and Corporate Secretary. On February 8, 2012, James A. Doran resigned from his position as Chief Financial Officer and Corporate Secretary of the Company.

On January 31, 2012, the Company finalized the removal process (that commenced on January 11, 2012) of Dr. Christian Steinborn from the position of Managing Director of NeoMedia Europe GmbH. Ms. Laura Marriott, our Chief Executive Officer, was appointed as the Managing Director of NeoMedia Europe GmbH.

On February 10, 2012, Colonel (Ret.) Barry S. Baer was appointed by the Board of Directors as Chief Financial Officer and Corporate Secretary of the Company. Colonel Baer is a based in the Company’s Boulder, Colorado headquarters.

Board of Director Changes

On March 2, 2011, Sarah Fay was appointed to the Board of Directors. James J. Keil, a Director of NeoMedia since August 1996, retired from the Board after 15 years of service, effective June 30, 2011. On October 1, 2011, Peter Mannetti was appointed to the Board of Directors.

Research and Development

We have incurred $1.6 million and $1.7 million in research and development expenses during the years ended December 31, 2011 and 2010, respectively. None of these expenses were directly borne or reimbursed by our customers.

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

We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. For the years ended December 31, 2011 and 2010, we incurred operating losses of $5.3 million and $6.2 million, respectively. Net cash used by operations during the years ended December 31, 2011 and 2010 was $4.5 million and $5.7 million, respectively. At December 31, 2011, we have an accumulated deficit of $245.2 million. We also have a working capital deficit of $75.9 million, of which $56.9 million is related to our financing instruments, including $31.4 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $25.5 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Our working capital deficit includes a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. During 2011 and in prior years, YA Global Investments, L.P. (“YA Global”) has from time to time provided us with financing. Should YA Global choose not to further invest in the Company, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we may not have sufficient funds to sustain our current operations. Our debenture obligations to YA Global currently mature on July 29, 2012.

We do not have any commitments to receive capital, and we need to raise additional funds in order to continue our operations.

As discussed above, we currently do not have sufficient cash to sustain our operations for the next twelve months.

During 2011, YA Global provided us with financing, totaling $4.4 million. YA Global has informed us that they intend to provide additional financing for our operations during 2012, and has provided us with an additional $1.3 million in financing as of March 31, 2012. If cash received from our customers and licensees is not sufficient to fund our operations, we will require additional capital financing from YA Global or from other sources in the future in order to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary, should we be unable to continue as a going concern.

Our management and Board of Directors may be unable to execute their plans to turn around the Company, grow our revenues and achieve profitability and positive cash flows, which could cause us to discontinue our operations. We could fail to attractor retain key personnel which could have a material adverse effect on our business.

If our management and Board of Directors are unable to attract and retain management and staff to execute our plans, then we may fail to grow our revenues, manage costs and achieve profitability and positive cash flows, which could cause us to discontinue our operations.

We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess the design and operating effectiveness of internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have identified material weaknesses in our internal control as of December 31, 2011. These matters and our efforts regarding remediation of these matters, as well as efforts regarding internal controls generally, are discussed in detail in Part II, Item 9A., Controls and Procedures, of this Annual Report on Form 10-K. However, as our material weaknesses in our internal controls demonstrate, we cannot be certain that the remedial measures we have taken to date will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Remedying the material weaknesses that have been presently identified, and any additional deficiencies, significant deficiencies or material weaknesses that we may identify in the future, could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital, which could have a material adverse effect on our business.

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

During 2007, we issued 197,620,948 shares of our common stock, valued at $9.4 million, as partial settlement of the $16.2 million obligation, leaving a balance due of $6.8 million. Also during 2007, we made payments of $500,000 and negotiated a reduction of $1.8 million in the obligation, leaving a purchase price guarantee balance due of $4.5 million, the entire balance of which is currently due and payable. As of December 31, 2011, the parties to whom the balance is due have not come forward to claim or otherwise resolve the matter.

All of our assets are pledged to secure certain debt obligations, which if we fail to repay, could result in foreclosure upon substantially all of our assets.

The repayment of our convertible debentures, issued to YA Global, is secured by substantially all of our assets. As of December 31, 2008, we received a waiver from YA Global, of several events of non-compliance related to the debentures and related financial instruments. On April 6, 2009, in connection with the amendment of our securities purchase agreement with YA Global, we were granted additional waivers. In the event we are unable to repay such secured convertible debentures, which mature on July 29, 2012, we could lose substantially all of our assets and be forced to cease our operations.

Our future profitability depends on the timely introduction of new products and the acceptance of these new products in the marketplace, without which our business may be materially adversely affected.

Rapid technological change and market development are typical for the industries we serve. Our future profitability will depend in large part on continuous, timely development and introduction of new products that address evolving market requirements. If we fail to effectively launch new and innovative products, we may lose market share to our competitors. Any inability, for technological or other reasons, to successfully grow our product portfolio could materially and adversely affect our business.

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

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain requirements regarding penny stocks may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor..

The potential market for “penny stocks” is further reduced by whether the Company can trade using the electronic trading system operated by DTC.

The DTC placed a “chill” on deposits of the Company’s common stock, which may impact an investor’s ability to trade in our common shares.

In November 2011, the Depository Trust Company (“DTC”) placed a “chill” on deposits of our common stock. The “chill” does not affect our normal business operations. However, shareholders with internet brokerage accounts with firms such as Scottrade, TD Ameritrade or E*Trade may not be able to trade in our common shares through these internet brokers as usual. Since some shareholders may trade through these internet brokers which clear and settle through the DTC, we believe the “chill” may contribute to limitations on the ability for investors to purchase our shares. However, if an investor has an account with a full service broker, it will still clear and settle our stock manually, and the investor can buy and sell our stock as freely as usual without any DTC imposed restrictions.

Due to the accounting treatment of certain convertible preferred stock, warrants and convertible debenture instruments issued by us, fluctuations in our stock price could have a material impact on our results of operations.

During the years ended December 31, 2011 and 2010, we reported a net loss of $849,000 and net income of $35.1 million, respectively, resulting primarily from adjustments recorded to reflect the change in fair value from the revaluation of warrants and the embedded conversion features in our Series C and D preferred stock, and convertible debentures. We adjust the carrying value of these derivative instruments to market at each balance sheet date. As a result, we could experience significant fluctuations in our earnings in future periods from such gains or losses, based on movements in our share price. As a result, our income from operations may be completely overshadowed by the impact of fluctuations in the fair value of our financial instruments, resulting solely from changes in the price of our Common Stock. Therefore, our financial statements are highly complex and may be difficult for all but the most financially sophisticated readers to comprehend.

A majority of our assets are intangible assets, which will have little or no value if our operations are not profitable.

At December 31, 2011, a majority of our total assets were intangible assets and goodwill, consisting primarily of rights related to our patents, other intellectual property, and the excess of the purchase price over the fair value of tangible assets acquired in our purchase of NeoMedia Europe. If our operations are not profitable, these assets will have little or no value, which would materially adversely affect the value of our stock and the ability of our shareholders to recoup their investments in our stock.

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

Ineffective marketing and sales of our products and services could have a materially adverse effect on our business.

Many of our marketing efforts with respect to our products and technologies are in their infancy in the marketplace, and may not result in materially increased sales of these products and services. To penetrate the markets in which we compete, we expect that we will have to exert significant efforts to create awareness of, and demand for, our products and services. To the extent funding is available, we intend to continue to expand our sales and marketing resources as the market continues to mature. Our failure to further develop our sales and marketing capabilities and successfully market our products and services would have a material adverse effect on our business.

We may not be able to compete effectively in markets where our competitors have more resources which could have a material adverse effect on our business.

Although the market is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We believe that competition will intensify and increase in the near future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may be unable to protect our intellectual property rights and may be liable for infringing the intellectual property rights of others which could have a material adverse effect on our business.

Our success is dependent upon our proprietary technology, including patents and other intellectual property, and on the ability to protect proprietary technology and other intellectual property rights. In addition, we must conduct our operations without infringing on the proprietary rights of third parties. We also intend to rely upon unpatented trade secrets and the know-how and expertise of our employees, as well as our patents. To protect our proprietary technology and other intellectual property, we rely primarily on a combination of the protections provided by applicable patent, copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements. Although we believe that we have taken appropriate steps to protect our unpatented proprietary rights, including requiring that our employees and third parties who are granted access to our proprietary technology enter into confidentiality agreements, we can provide no assurance that these measures will be sufficient to protect our rights against third parties. Others may independently develop or otherwise acquire patented or unpatented technologies or products similar or superior to ours.

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

Some of the provisions of our Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, our Board of Directors adopted a shareholders’ rights plan and declared a non-taxable dividend of the right to acquire one-one hundredth of a share of our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to shareholders of record on December 20, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The shareholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”. The shareholder rights plan was designed to enable all shareholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us. The shareholders’ rights plan was not adopted in response to any effort to acquire control of us at the time of adoption, however it may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us. Certain shareholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings, were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

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

Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and other online services, could have a material adverse effect on our business, prospects, financial condition, and results of operations. The growth and development of the market for mobile commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the internet, mobile telecommunications or other mobile services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2011, we had leases on two facilities, our accounting operations office in Atlanta, Georgia, and the property used for NeoMedia Europe’s office in Würselen, Germany. The Atlanta lease is an annual lease, expiring on September 15, 2014, with monthly payments of $750. NeoMedia Europe operates from a facility in Würselen, Germany, where approximately 4,400 square feet are leased under the terms of a written lease which expires on September 30, 2012, with a monthly rent of approximately $6,000.

On February 27, 2012 we added our third active lease with our office in Boulder, Colorado which became our global headquarters. The lease provides for 1,354 square feet at a monthly cost of $1,354. The term of the lease expires March 31, 2013.

ITEM 3. Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that such current actions, including the resolution of the following legal actions are unlikely to have a material adverse effect on our financial position or operating results.

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral arguments on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others. The parties are engaged in pretrial discovery, which is expected to continue at least through April 2012. We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint.

Rothschild Trust Holdings, LLC – On September 19, 2008, we received a complaint filed in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009, we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which required us to provide documentation for review by Rothschild Trust Holding, LLC. The non-binding mediation and interim agreement did not settle the matter. On January 4, 2010, we filed a motion for summary judgment seeking to terminate the litigation, but this motion was denied in a hearing held on April 28, 2010. On December 14, 2010, we entered into a joint settlement agreement with Rothschild Trust Holding, LLC, settling all open matters. On January 25, 2011, a final order of dismissal was granted by the court upon the parties’ joint stipulation of voluntary dismissal with prejudice. The joint settlement agreement had no material adverse effect on our financial position or operating results

The Webb Law Firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our ‘048 patent. The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010, the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010, the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposed several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. On May 23, 2011, the USPTO issued a communication which included a Notice of Intention to Issue Ex Parte Reexamination Certificate, which accepted our proposed amendment to the ‘048 patent. In so doing, the USPTO has affirmed the validity of the patent. On September 6, 2011, the USPTO issued the Reexamination Certificate, and this matter is now closed.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint sought to recover certain legal fees related to the plaintiffs’ services to us and other damages for tortious interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we maintain directors' and officers' liability insurance.  On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice. On October 18, 2011, the parties settled the matter through a confidential settlement agreement, and will soon file a stipulation to dismiss the matter with prejudice. The District Court will retain jurisdiction to enforce the settlement.

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically the complaint asserts infringement of U.S. Patents No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement.

ITEM 4. Mine Safety Disclosures

N/A

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the Over-The-Counter Bulletin Board (“OTCBB”) and the OTC Markets-OTCQB under the symbol “NEOM”. As of December 31, 2011, we had 541,984,11 common shares issued and outstanding.

The following table summarizes the high and low bid information of the Company’s common stock for the periods indicated. All historical data below was obtained from OTC Market Group, Inc.:

	High	Low
2011:
Fourth quarter	$0.0164	$0.0103
Third quarter	$0.0600	$0.0160
Second quarter	$0.2070	$0.0132
First quarter	$0.1200	$0.0205
2010:
Fourth quarter	$0.2110	$0.0600
Third quarter	$0.2300	$0.1550
Second quarter
- May-June (post stock split)	$0.4000	$0.1500
- April-May (pre stock split)	$0.0052	$0.0034
First quarter	$0.0113	$0.0044

The following table presents certain information with respect to our equity compensation plans as of December 31, 2011:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,127,355	$0.02	2,975,032

Equity compensation plans not approved by security holders	-	-	-

Total	1,127,355	$0.02	2,975,032

We have five stock option plans – the 2011 Stock Incentive Plan, the 2005 Stock Option Plan, the 2003 Stock Option Plan, the 2003 Stock Incentive Plan, and the 2002 Stock Option Plan. Options issued under these option plans may have a term of up to 10 years. Options may be granted with any vesting schedule as approved by the Stock Option Committee and/or the Board of Directors, but generally the vesting periods range from immediate vesting to 5 years. Common shares required to be issued on the exercise of stock options would be issued from our authorized and unissued shares.

Performance Graph

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has previously reported in certain Current Reports on Form 8-K any sales of unregistered securities during the quarter ended December 31, 2011. From January 1, 2012 to April 11, 2012, holders of our convertible debentures, and Series C and Series D convertible preferred shares, converted those securities into 443,223,603 common shares.

Holders

On April 4, 2012, the closing price of our common stock as reported on the OTCBB was $0.02 per share and there were approximately 447 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not declared or paid any cash dividends and do not foresee paying any cash dividends in the foreseeable future.

ITEM 6.    Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

ITEM 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia has positioned itself to pioneer 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. We believe that our extensive intellectual property portfolio differentiates us from the competition. We strive to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile couponing, and business-to-business track and trace solutions. We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing products and services. Our direct customers include brand owners and agencies looking to offer innovative mobile barcode solutions to their customer base. Our global focused indirect channel includes handset manufacturers, mobile marketing platform providers, mobile marketing agencies and value added resellers.

As reported in “eMarketer” (May 2011), the market for barcode services is rapidly developing in several regions around the world. The use of QR codes and other mobile action codes, including Microsoft Tags and 2D barcodes, grew 617% from January to December, 2011 in the Top 100 U.S. magazines, according to Nellymoser (January 2012). As companies of all sizes begin to recognize the economic potential of mobile barcodes, we continue to focus our efforts on positioning ourselves to take part in this rapidly expanding marketplace. We are focusing our sales activities primarily in the United States, Europe and Latin America and are expanding our business development activities, through partnerships, to markets in Africa and Asia Pacific.

In 2011, we focused on building a strong foundation which included strengthening the NeoMedia brand and helping to grow the industry through ongoing press relations and industry evangelization based on education and best practices as well as aligning the organization in terms of strategic focus and staffing. We work closely with our customers to help ensure effective barcode implementations, increase their brand and consumer awareness and ultimately, drive the overall adoption of their mobile barcode initiatives. From our perspective, this evangelization activity has been successful and we believe that the NeoMedia brand is well positioned in the market. From a sales strategy perspective, we are pleased with the results of two of our strategic approaches. The first is the maximization of our patent portfolio through IP licensing, and the second is our two tiered sales focus on partnering with brands and agencies directly as well as partnering with key mobile marketing organizations to maximize the reach of our barcode management and infrastructure solutions.

NeoMedia has been active in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. Our IP portfolio currently consists of seventy four issued and pending patents. We have always licensed our portfolio to others in the ecosystem; however, our current IP licensees have generated significantly less revenue for us than we had anticipated. As the market for mobile barcodes continues to grow and we are able to collect royalties from existing licensees, we believe that these revenues should increase significantly. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP, focusing on the US market. We were hopeful that our IP licensing activities would begin to show significant results, in the form of new IP licensees, beginning in the fourth quarter of 2011, but given the lengthy negotiation process, we anticipate that revenues from licenses will be delayed until the second and third quarters of 2012. In 2012, we are considering litigation against entities that we believe are infringing our patents and we believe this will help to drive further IP licensing activities.

Our barcode management and infrastructure solution includes both our barcode reader (NeoReader) as well as our barcode infrastructure solutions (NeoSphere). We continue to enter into strategic agreements with mobile marketing agencies for our services. These companies typically represent brands and mobile technology solutions in Europe and the United States. Currently there are twenty-two signed agreements and we have been seeing increasing campaign activity through these partnerships with leading consumer brands. NeoMedia solutions are now used by a number of Fortune 500 brands in the United States and abroad through both our indirect and direct sales channels. Our most successful campaign in 2011 was with a Fortune 500 brand in the US who generated over 500,000 scans from an in pack campaign over a three month period.

Mobile barcodes have become an increasingly important engagement tool for brands and marketers in 2011 as demonstrated by the rapid increase in the number of codes created using NeoSphere. Our platform has generated more than 73,000 mobile barcodes for use in marketing and advertising campaigns worldwide and NeoSphere volume reached record levels in 2011 and continues to climb. The scan growth rate from our NeoReader product was up over 3,700% over 2010. For NeoSphere, 1D scanning growth from 2010 to 2011 increased 173% and 2D scanning growth increased over 1,800%. In 2011, we saw scan activity from 193 countries. Although these figures represent significant success and growth for NeoMedia, we believe that downward price pressure is occurring in the market given the fragmented and congested competitive environment for mobile barcode solutions as well as the ‘battle’ between free and fee based solutions. In order to encourage brands to trial mobile barcodes in their campaigns, we have offered free or low cost trials in order to compete and grow the overall market for mobile barcodes globally. We are hopeful that many of these trials will translate into production deployments over the short term. The sales process for mobile barcodes is a consultative sales process and in most cases, organizations are seeking the end-to-end solution, including mobile websites, applications, rich media, etc. Accordingly, NeoMedia has extended its partner relationships in order to be able to offer its customers a full service solution. These sales cycles tend to be much longer, given the complexity of the sale, and tends to be resource intensive.

NeoMedia continues to promote an open and interoperable approach to the market to empower the mobile ecosystem – and deploys a partial indirect (also called managed direct or DNS prefixed) solution for our customers.

In 2011, we saw consumers scanning mobile barcodes en masse, as evidenced by the codes appearing in all forms of media, and we have seen significant growth in the uptake of our NeoReader product offering. We have NeoReader pre-install agreements with Sony Mobile and Samsung Electronics Italy. NeoReader is offered free of charge to consumers and is downloadable via our own website, http://get.neoreader.com, and from the key “app stores” including Android, Apple, Blackberry and Nokia. NeoReader now reaches well over 20 million consumers. In 2011, NeoReader downloads increased over 1,200% and we anticipate that this growth will continue as we improve our features and functionality as well as improve our discoverability on the major app stores. In September 2011, we released NeoReader SDK for Android and iOS which will help to expedite the development of fee based enterprise reader opportunities.

In August 2011, we legally restructured our European subsidiary in Germany to change from an AG legal structure to a GmbH (to become NeoMedia Europe GmbH). This change in legal structure ensures the subsidiary is organized in a manner consistent with its size and allows the parent company more control over the strategic direction and day-to-day operations of the subsidiary. Our NeoMedia Europe business continues to focus on opportunities for mobile couponing and hardware scanning solutions in Europe as well as leading the global development of our barcode reader application. While we believe that the software business operations in Europe have seen success with NeoReader and NeoReader Enterprise, from our perspective, the hardware business development has been insignificant. We believe that the slow uptake of our hardware business is due to a number of factors including high manufacturing cost, point of sale (POS) integration timelines and the overall speed of market development. The main focus of NeoMedia Europe in 2012 will be NeoReader development.

As part of our foundation building, NeoMedia experienced a number of organizational changes in 2011 and we believe that we are now well positioned to support our strategic goals and growing customer base. We established new staff areas in marketing, sales engineering, sales, information technology, product management, project management and technical support and reduced our general management staff. We looked critically at our cost of operations, which have been reduced considerably in key areas. Legal costs remain a significant expense for us, as do the costs to maintain our public company standing. We expect that with the changes to organizational and corporate structure complete, legal expenses will be significantly reduced in 2012 as will payroll expenses, as severance payments of departing employees are resolved in 2012. We downsized our offices in Atlanta in 2011 and have moved our accounting operations team into a smaller, more cost-efficient office. We established our new headquarters in Boulder, Colorado in January 2012 and are recruiting additional staff to the headquarters location.

In 2011, the Board of Directors had a member retire and two new Board members appointed. The Board is active in the oversight of the organization and is very knowledgeable in the telecommunications sector.

Although we have been criticized by some shareholders for receiving financing from YA Global, YA Global has been a long standing investor in the company, starting with its first investment in May 2002. We believe they will continue to do so.

2011 was a year of foundation building. We looked critically at all aspects of the company and developed strategies and plans developed to best align the company going forward. We believe NeoMedia is well positioned to lead the market in 2012 with a goal to increase market share, drive business opportunities and get to self-sufficiency and profitability as quickly as possible.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations has been prepared by management based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, intangible assets, derivative liabilities and contingencies. Estimates are based on historical experience and on various assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods.

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

FASB ASC 360 requires that a long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We follow the two-step process outlined in FASB ASC 360 for determining if an impairment charge should be taken: (1) the expected undiscounted cash flows from a particular asset or asset group are compared with the carrying value; if the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized, but if the expected undiscounted cash flows are less than the carrying value, then (2) an impairment charge is recognized for the difference between the carrying value and the expected discounted cash flows. The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. In such instances, we use a discount rate equal to the yield on zero-coupon treasury instruments with a life equal to the expected life of the assets being tested.

•	Goodwill – While there have been changes to the legal structure and how we conduct business, goodwill value remains excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized, but is tested for impairment, at least annually, as described below, by applying the recognition and measurement provisions of FASB ASC 350, which require that we compare the carrying amount of the asset to its fair value. If impairment of the carrying value based on the estimated fair value exists, we measure the impairment through the use of discounted cash flows. If the carrying amount exceeds fair value, an impairment loss is recognized.

•	Derivative Financial Instruments – We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible preferred stock and convertible debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, volatility and conversion/redemption privileges. The use of different assumptions could have a material effect on the estimated fair value amounts.

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

Certain of our convertible debentures are recognized as hybrid financial instruments and are carried in their entirety at fair value in accordance with FASB ASC 815. Our outstanding common stock warrants are accounted for as derivative liabilities and are also carried at fair value.

Our Series C and D preferred stock and most of our convertible debentures are carried at amortized cost, with separate recognition of the fair value of any embedded derivative instrument liabilities, including the conversion feature. At December 31, 2011, the fair value of these financial instruments of $42,184,000 exceeded the aggregate of their amortized cost, accrued interest and embedded derivative instrument liabilities of $39,627,000 by $2,557,000.

•	Revenue Recognition – We derive revenues from the following sources: (1) license fees relating to patents, barcode readers and barcode management, and internally-developed software, and (2) hardware, software, and service revenues related to mobile marketing campaign design and implementation.

•	License revenues, including intellectual property licenses, represent revenue from the licensing of our intellectual property and proprietary software tools and application products. We license our development tools and application products under non-exclusive and non-transferable license agreements. The basis for license fee revenue recognition is substantially governed by FASB ASC 985-605, Software Revenue Recognition. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured. We defer revenue related to license fees for which amounts have been invoiced and/or collected in accordance with the payment terms of the licensing agreements, but for which the above criteria have not been fully met. We recognize licensing revenue over the term of the licensing agreement, and we evaluate our deferrals periodically for any potential adjustments.

•	Hardware, software, and service revenues, which includes sales of software and technology equipment and service fees, is recognized based on guidance provided in FASB ASC 650-10-S99, Revenue Recognition in Financial Statements. Software and technology equipment resale revenue is recognized when persuasive evidence of an arrangement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectability is reasonably assured. Service revenues, including maintenance fees for providing system updates for software products, user documentation and technical support, are recognized over the life of the contract. We defer revenue related to technology service and product revenue for which amounts have been invoiced and/or collected but for which the requisite service has not been provided. Revenue is then recognized over the matching service period.

•	We recognize shipping and handling costs at the time of invoice. All associated transportation and handling costs for products shipped are borne by the customer and are recognized as part of revenue at the time of invoicing and are accrued as cost of revenues.

•	We recognize tax billings related to our sales revenue at the time of invoicing. The customer is responsible for paying all associated taxes to us in connection with the sale as part of the terms and conditions of the sales invoice. Taxes on billings in connection with invoices are paid to the corresponding taxing authority directly by us and recovered from the customer upon payment of the customer invoice.

•	When sales transactions include multiple deliverables or shipments, we recognize revenue on only that part of the transaction that has been shipped to the customer. Revenue on subsequent shipments as part of an original order or deliverable is recognized upon each new shipment or release of deliverables to the customer.

•	Valuation of Accounts Receivable – Judgment is required when we assess the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit worthiness of customers. If the financial condition of our customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance. Each month we assess the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. At December 31, 2011, we concluded that an allowance for doubtful accounts of $19,000 was required. At December 31, 2010, we concluded that no allowance for doubtful accounts was required. For the years ended December 31, 2011 and 2010, our bad debt expense was $19,000 and $197,000, respectively.

•	Inventory – Inventories are stated at the lower of cost (using the first-in, first-out method) or market. We continually evaluate the composition of our inventories, assessing slow-moving and ongoing products and maintain a reserve for slow-moving and obsolete inventory as well as related disposal costs. As of December 31, 2011 and 2010, we had recorded a provision for inventory shrinkage and obsolescence of $482,000 and $114,000, respectively.

•	Stock-based Compensation – We record stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. We use the Black-Scholes-Merton option pricing model and recognize compensation cost on a straight-line basis over the vesting periods of the awards. Inherent in this model are assumptions related to expected stock-price volatility, forfeiture rates and option life, risk-free interest rate and dividend yield.

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

•	Contingencies – We are subject to proceedings, lawsuits and other claims related to lawsuits and other regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of possible losses. A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue. We generally accrue attorney fees and interest in addition to an estimate of the expected liability. We consult with legal counsel and other experts when necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•	Income Tax Valuation Allowance – Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a 100% valuation allowance at December 31, 2011 and 2010.

•	Foreign Currency Translation – The U.S. dollar is the functional currency of our operations, except for our operations at NeoMedia Europe, which use the Euro as their functional currency. Foreign currency transaction gains and losses are reflected in income. Translation gains and losses arising from translating the financial statements of NeoMedia Europe into U.S. dollars for reporting purposes are included in “Accumulated other comprehensive income (loss).”

Discontinued Operations

At December 31, 2011, we have a continuing purchase price obligation of $4.5 million related to our acquisition of a business in 2006, and the sale of that business in 2007.

Results of Continuing Operations

The following table sets forth certain data derived from our consolidated statements of operations:

	Year Ended December 31,
	2011	2010

Revenues	$2,267	$1,522
Cost of revenues	1,193	1,065
Impairment of inventory	368	-
Gross profit	706	457

Sales and marketing expenses	1,023	1,103
General and administrative expenses	3,363	3,854
Research and development costs	1,634	1,683

Operating Loss	(5,314)	(6,183)

Loss on extinguishment of debt	-	(6,006)
Gain from change in fair value of hybrid financial instruments	5,351	10,932
Gain (loss) from change in fair value of derivative liability - warrants	(12,223)	11,615
Gain from change in fair value of derivative liability - Series C and D preferred stock and debentures	15,715	26,949
Interest expense related to convertible debt	(4,378)	(2,217)

Net Income (loss)	$(849)	$35,090

Net income (loss) per share, basic and diluted:
Basic	$(0.00)	$1.44
Fully diluted	$(0.00)	$(0.01)

	Year Ended December 31,
	2011	2010
	(in thousands)
Revenues:
2D Core	$735	$182
IP Licensing	1,244	1,080
Hardware	71	199
Other	217	61
Total revenues	$2,267	$1,522

Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010

Revenues. Revenues for 2011 and 2010, respectively, were $2.3 million and $1.5 million, an increase of $745,000, or 49%. Our revenues and product mix have changed as a result of changes in our operations and business strategy. For 2011 and 2010, respectively, our 2D Core product sales were $735,000 and $182,000, an increase of $553,000 or 304%, as a result of increased demand for these products and services. We are focusing additional sales resources on this category in response to opportunities with agencies and brands in the U.S. and Europe. For 2011 and 2010, respectively, our revenues related to patent licensing agreements were $1.2 million and $1.1 million as a result of licensing agreements we entered into in 2010 and 2011. We continue to expect our revenues to change as we focus our efforts toward patent licensing, and the barcode ecosystem. For 2011 and 2010, respectively, hardware product sales were $71,000 and $199,000, a decrease of $128,000 or 64%. Our hardware products tend to be sold in large transactions and revenues can fluctuate significantly from period to period. For 2011 and 2010, respectively, other revenues were $217,000 and $61,000, an increase of $156,000 or 256%. Other revenues substantially represent sales associated with legacy products for which we continue to receive residual income.

Cost of Revenues. Cost of revenues was $1.2 million for 2011, compared with $1.1 million for 2010, an increase of $128,000, or 12%. Cost of revenues for NeoMedia Europe, related to our hardware products, was $17,000 and $138,000 in 2011 and 2010, respectively. Amortization costs related to our patents and the proprietary software of NeoMedia Europe were $941,000 and $943,000 for 2011 and 2010, respectively. During 2010 we entered into a purchase order for hardware units for use by NeoMedia Europe. The purchase was treated as vendor commitment and disclosed as such in our 2010 Form 10-K annual report as it was not under our control in 2010. In 2011, the hardware was accounted for and included in accounts payable. However, due to age, obsolescence and lack of intended use, we determined that it was appropriate to record an impairment of $368,000.

Sales and Marketing.  Sales and marketing expenses were $1.0 million for 2011, compared with $1.1 million for 2010, a decrease of $80,000 or 7%. We expect that our sales and marketing expense will increase slowly in 2012 as sales continue to increase.

General and Administrative.  General and administrative expenses were $3.4 million for 2011, compared with $3.9 million for 2010, a decrease of $491,000 or 13%. Expenses decreased as a result of overall cost conservation activity, professional services fees related to legal and accounting, as well as business related travel as we continue our efforts to control expenses. Legal costs remain a significant expense for us, as do the costs to maintain our public company standing.  We expect that with the changes to organizational and corporate structure complete, legal expenses will be significantly reduced in 2012 as will payroll expenses, as severance payments of departing employees are resolved in 2012.

Research and Development.  In 2011, expenses for research and development were $1.6 million, compared with $1.7 million for 2010, a decrease of $49,000 or 3%. Research and development decreased slightly in 2011 resulting from certain cost reductions, but is expected to increase in future quarters as we continue the development of our barcode ecosystem products.

Loss from Operations.  In 2011, our loss from operations was $5.3 million, compared with $6.2 million in 2010, an improvement of $869,000 or 14%. This improvement reflected an increase in our gross margin in 2011 by $249,000, and a decrease in our sales and marketing expenses of $80,000, a decrease in our general and administrative expenses of $491,000, and a decrease in research and development expenses of $49,000.

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

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our convertible debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. In 2011, the liability related to these hybrid instruments decreased resulting in a gain of $5.4 million. In 2010, the liability related to these hybrid instruments also decreased resulting in a gain of $10.9 million.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants. We account for our outstanding common stock warrants which were issued in connection with our preferred stock and our debentures, at fair value. In 2011, the liability related to warrants increased resulting in a loss of $12.2 million. In 2010, the liability related to warrants decreased resulting in a gain of $11.6 million.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D convertible preferred stocks, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. In 2011, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures, decreased resulting in a gain of $15.7 million. In 2010, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures, also decreased resulting in a gain of $26.9 million.

The changes in the fair values of our hybrid financial instruments and our derivative liabilities were primarily the result of fluctuations in the value of our common stock during the period. Because our stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion or exercise prices, it is possible that further fluctuations in the market price of our common stock could cause the fair value of these instruments to increase or decrease significantly in future periods. The fair values of these instruments are subject to volatility so long as the preferred stock, debentures and warrants are outstanding. These instruments will no longer be volatile upon their conversion or exercise into common stock.

Interest Expense related to Convertible Debt. Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $4.4 million and $2.2 million in 2011 and 2010, respectively. The increase in interest expense was primarily the result of increased debenture financing during 2011.

Net Income (Loss).  As a result of the above, we reported a net loss during 2011 of $849,000, a reduction of $35.9 million compared with net income during 2010 of $35.1 million. This decrease in net income resulted primarily from lower net gains related to our hybrid and derivative financial instruments of $34.6 million and an increase in interest expense related to convertible debt of $2.2 million, offset by an improvement of $869,000 in our operating loss.

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010
	(in thousands)

Cash and cash equivalents	$30	$80

Net cash used in operating activities	$(4,453)	$(5,679)
Net cash used in investing activities	(2)	(15)
Net cash provided by financing activities	4,410	5,565
Effect of exchange rate changes on cash	(5)	11
Net (decrease) increase in cash	$(50)	$(118)

During 2011 and 2010, we funded our liquidity requirements through our existing cash resources and borrowings under our convertible debentures with YA Global. As of December 31, 2011, we had $30,000 in cash and cash equivalents, a reduction of $50,000 from the $80,000 balance as of December 31, 2010.

Going Concern

We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. For the years ended December 31, 2011 and 2010, we incurred operating losses of $5.3 million and $6.2 million, respectively. Net cash used by operations during the years ended December 31, 2011 and 2010 was $4.5 million and $5.7 million, respectively. At December 31, 2011, we have an accumulated deficit of $245.2 million. We also have a working capital deficit of $75.9 million, of which $56.9 million is related to our financing instruments, including $31.4 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $25.5 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Our working capital deficit includes a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubts about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should YA Global choose not to provide us with continued capital financing, as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we may not have sufficient funds to sustain our current operations through the next 12 months. Our debenture obligations to YA Global currently mature on July 29, 2012.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Significant Liquidity Events

Financing Provided By YA Global. In 2010 and 2011, and continuing in 2012, all of our financing has been provided by YA Global. In 2011, we received a gross total of $4.7 million through issuance of a series of eleven convertible debentures. The debentures bear interest at 14% per annum and mature on July 29, 2012. We also issued to YA Global during 2011 warrants to acquire an aggregate of 11,500,000 shares of our common stock. We paid cash fees to them from the proceeds of the secured convertible debentures of $315,000, resulting in net proceeds of $4.4 million.

In 2010, we received a gross total of $6.9 million in financing from YA Global through issuance of Series D preferred stock and a series of five convertible debentures. From the gross proceeds, we paid cash fees to them of $835,000 and repaid a $500,000 promissory note issued in December 2009, resulting in net proceeds of $5.6 million. We also issued to YA Global during 2010 warrants to acquire an aggregate of 10,850,000 shares of our common stock

Conversions of our preferred stock or debentures into common stock have a positive effect on our future liquidity. During the year ended December 31, 2011, investors converted 3,250 shares of Series C preferred stock, 11,050 shares of Series D preferred stock, and $2,099,689 of principal and accrued interest on the convertible debentures. These conversions have reduced the carrying value of the debentures and the associated derivative financial instruments, the Series C and D preferred stock, the Debentures payable carried at fair value, and as a result, have strengthened our balance sheet. During the period January 1, 2012 through April 6, 2012, investors converted $347,000 of Series C preferred stock, $965,000 of Series D preferred stock, and $2,098,000 of principal and accrued interest on the convertible debentures. This material amount of conversions to our common shares, continues to reflect a positive shift on our balance sheet and significantly reduces current liabilities when comparing 2011 to 2010. Specifically, current liabilities for 2011 are $76.8 million which is a reduction of $12.3 million from 2010 at $89.0 million. This decrease improves our current ratio which is an important measure of liquidity. This decrease to current liabilities continued during the period ending March 31, 2012 and will be reflected in our results for the first quarter 2012.

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

Subsequent Events

On January 11, 2012, February 6, 2012, and March 26, 2012, we entered into Securities Purchase Agreements and issued and sold secured convertible debentures to YA Global in principal amounts of $400,000, $450,000, and $450,000, respectively. The debentures are convertible at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of each debenture is July 29, 2012. In conjunction with each convertible debenture, we also issued warrants to YA Global to purchase 1,000,000 shares of common stock for a period of five years.

Contractual Obligations

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

Recently Issued Accounting Standards

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement	Issued	Title

ASU No. 2011-10	December 2011	Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2011-11	December 2011	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

ASU No. 2011-12	December 2011	Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

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

ITEM 8.   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kingery & Crouse, P.A

Certified Public Accountants

Tampa, FL

April 16, 2012

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$30	$80
Trade accounts receivable, net of allowance of $19 and $0	674	345
Inventories, net of allowance of $482 and $114	-	112
Prepaid expenses and other current assets	194	151
Total current assets	898	688

Property and equipment, net	81	96
Goodwill	3,418	3,418
Proprietary software, net	757	1,414
Patents and other intangible assets, net	1,764	2,048
Cash surrender value of life insurance policies	653	738
Other long-term assets	29	171
Total assets	$7,600	$8,573

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$598	$435
Taxes payable	-	126
Accrued expenses	12,135	9,413
Deferred revenues and customer prepayments	1,820	1,417
Note payable	91	69
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	14,942	2,213
Derivative financial instruments - Series C and D preferred stock and debentures payable	9,171	28,092
Debentures payable - carried at amortized cost	16,317	14,560
Debentures payable - carried at fair value	16,458	27,484
Total current liabilities	76,773	89,050

Commitments and contingencies (Note 6)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 5,086 and 8,336 shares issued and outstanding, liquidation value of $5,086 and $8,336	5,086	8,336
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 13,950 and 25,000 shares issued and outstanding, liquidation value of $1,395 and $2,500	1,395	2,500

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 541,999,246 and 25,695,392 shares issued and 541,984,111 and 25,678,978 shares outstanding as of December 31, 2011 and December 31, 2010, respectively	542	26
Additional paid-in capital	170,006	153,974
Accumulated deficit	(245,244)	(244,395)
Accumulated other comprehensive loss	(179)	(139)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(75,654)	(91,313)
Total liabilities and shareholders’ deficit	$7,600	$8,573

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010

Revenues	$2,267	$1,522
Cost of revenues	1,193	1,065
Impairment of inventory	368	-
Gross profit	706	457

Sales and marketing expenses	1,023	1,103
General and administrative expenses	3,363	3,854
Research and development costs	1,634	1,683

Operating Loss	(5,314)	(6,183)

Loss on extinguishment of debt	-	(6,006)
Gain from change in fair value of hybrid financial instruments	5,351	10,932
Gain (loss)from change in fair value of derivative liability - warrants	(12,223)	11,615
Gain from change in fair value of derivative liability - Series C and D preferred stock and debentures	15,715	26,949
Interest expense related to convertible debt	(4,378)	(2,217)

Net Income (loss)	$(849)	$35,090

Dividends on convertible preferred stock	-	(2,500)

Net Income (loss) available to common shareholders	(849)	32,590

Comprehensive income (loss):
Net income (loss)	(849)	35,090
Other comprehensive loss -
foreign currency translation adjustment	(40)	(50)

Comprehensive Income (loss)	$(889)	$35,040

Net income (loss) per share, basic and diluted:
Basic	$(0.00)	$1.44
Fully diluted	$(0.00)	$(0.01)

Weighted average number of common shares:
Basic	205,213,037	22,681,031
Fully diluted	205,213,037	629,687,199

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries`

Consolidated Statement of Shareholders’ Deficit

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Shareholders'
	Shares	Amount	Capital	(Loss)	Deficit	Shares	Amount	Deficit
Balance, December 31, 2009	22,675,678	$23	$153,059	$(89)	$(276,985)	2,012	$(779)	$(124,771)

Shares issued upon conversions of Series C preferred stock	2,443,300	2	631	-	-	-	-	633

Shares issued upon conversions of convertible debentures	560,000	1	119	-	-	-	-	120

Deemed dividend on Series D preferred stock	-	-	-	-	(2,500)	-	-	(2,500)

Stock-based compensation expense	-	-	165	-	-	-	-	165

Comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(50)	-	-	-	(50)

Net income	-	-	-	-	35,090	-	-	35,090
Balance, December 31, 2010	25,678,978	26	153,974	(139)	(244,395)	2,012	(779)	(91,313)

Shares issued for acquisition of patent rights	5,000,000	5	345	-	-	-	-	350

Shares issued upon conversions of Series C preferred stock	223,611,975	223	9,651	-	-	-	-	9,874

Shares issued upon conversions of Series D preferred stock	102,704,877	103	1,848	-	-	-	-	1,951

Shares issued upon conversions of convertible debentures	184,988,281	185	4,122	-	-	-	-	4,307

Stock-based compensation expense	-	-	66	-	-	-	-	66

Comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(40)	-	-	-	(40)

Net loss	-	-	-	-	(849)	-	-	(849)
Balance, December 31, 2011	541,984,111	$542	$170,006	$(179)	$(245,244)	2,012	$(779)	$(75,654)

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income (loss)	$(849)	$35,090
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	977	990
Loss on extinguishment of debt	-	6,006
(Gain) from change in fair value of hybrid financial instruments	(5,351)	(10,932)
(Gain) from change in fair value of derivative liability - warrants	12,223	(11,615)
(Gain) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(15,715)	(26,949)
Interest expense related to convertible debt	4,378	2,217
Interest paid on convertible debt	(1,000)	(1,000)
Stock-based compensation expense	66	165
Increase in value of life insurance policies	86	(79)

Changes in operating assets and liabilities
Trade and other accounts receivable	(329)	29
Inventories	112	12
Prepaid expenses and other assets	99	128
Accounts payable and accrued liabilities	447	(367)
Deferred revenue and other current liabilities	403	626
Net cash used in operating activities	(4,453)	(5,679)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(2)	(15)
Net cash used in investing activities	(2)	(15)

Cash Flows from Financing Activities:
Proceeds from issuance of Series D preferred stock	-	2,500
Costs attributed to issuance of Series D convertible preferred stock	-	(100)
Borrowing (repayment) of note payable - YA Global	-	(500)
Borrowings under convertible debt instruments, net	4,410	3,665
Net cash provided by financing activities	4,410	5,565

Effect of exchange rate changes on cash	(5)	11

Net increase in cash and cash equivalents	(50)	(118)

Cash and cash equivalents, beginning of period	80	198
Cash and cash equivalents, end of period	$30	$80

Supplemental cash flow information:
Interest paid during the period	$1,001	$1,001
Acquisition of patent rights included in accounts payable	$-	$333
Series C preferred stock converted to common stock	$9,874	$631
Series D preferred stock converted to common stock	$1,951	$-
Convertible Debentures converted to common stock	$4,307	$119
Deemed dividend on Series D preferred stock issued	$225	$2,500
Shares issued for acquisition of patent rights	$350	$-

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

As a technology pioneer in the global mobile barcode industry, our suite of products, services and IP portfolio allows us to offer a comprehensive end-to-end mobile barcode solution. We offer barcode management and infrastructure technology solutions, barcode reader solutions and IP licensing, as well as mobile couponing and ticketing products and services. NeoMedia has been a pioneer in the mobile barcode field since the mid 1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile barcode implementations. We have an IP portfolio currently consisting of over seventy issued and pending patents.

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

For the years ended December 31, 2011 and 2010, we incurred operating losses of $5.3 million and $6.2 million, respectively. Net cash used by operations during the years ended December 31, 2011 and 2010 was $4.5 million and $5.7 million, respectively. At December 31, 2011, we have an accumulated deficit of $245.2 million. We also have a working capital deficit of $75.9 million, of which $56.9 million is related to our financing instruments, including $31.4 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $25.5 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Our working capital deficit includes a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with continued financing, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we may not have sufficient funds to sustain our current operations. Our debenture obligations to YA Global currently mature on July 29, 2012.

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

Revenue Recognition – We derive revenues from several sources including license revenues relating to patents and internally-developed software, barcode readers and barcode management, hardware sales, custom software development and service revenues related to mobile applications and implementation.

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

Basic and Diluted Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the year ended December 31, 2011, we reported a net loss per share and basic and diluted loss per share were equivalent. During the year ended December 31, 2010, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation. We excluded all outstanding stock options and warrants from the calculation of diluted net loss per share because these securities were anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share calculations for each period:

	Year Ended December 31,
	2011	2010

Numerator: Share - income (loss) available to common stockholders
Net income (loss)	$(849)	$35,090
Adjustments to reconcile net income to income (loss) applicable to common stockholders:
Accretion of Series D Preferred stock	-	(2,500)
Numerator for basic earnings per share - income (loss) available to common stockholders	(849)	32,590

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability Series C and D preferred stock and debentures	-	(26,949)
Adjustment for change in fair value of derivative liability- warrants	-	(11,615)
Adjustment for change in fair value of hybrid financial instruments	-	(10,932)
Adjustment for loss on extinguishment of debt (excluding non-dilutive instrument)	-	5,643
Adjustment for interest expense related to convertible debt	-	2,174
	-	(41,679)
Numerator for diluted earnings per share- income (loss) available to common stockholders after assumed conversions of debentures and exercise of warrants	$(849)	$(9,089)

Denominator for diluted earnings per share- adjusted weighted average shares after assumed conversions and exercise of options:
Weighted average shares used to compute basic EPS	205,213,037	22,681,031
Effect of dilutive securities:
Convertible debentures	-	447,441,832
Convertible preferred stock	-	159,564,336
Dilutive potential common shares	-	607,006,168

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	205,213,037	629,687,199

Basic earning per share	$(0.00)	$1.44
Diluted earnings per share	$(0.00)	$(0.01)

As shown in the accompanying consolidated statements of operations, our loss on extinguishment of debt for the year ended December 31, 2010 was approximately $6.0 million; however, the table above does not reflect losses of approximately $363,000 related to the extinguishment of the April 2010 promissory note since that note was not a dilutive instrument. The above table includes only dilutive instruments and their effects on earnings per common share.

The following outstanding stock options , warrants, convertible debt and convertible preferred securities for the years ended December 31, 2011 and 2010 are anti-dilutive and therefore have been excluded from dilutive earnings per share:

	Year Ended December 31,
	2011	2010
Stock options	1,127,355	701,848
Warrants	1,601,629,073	20,846,000
Convertible debt	3,121,632,923	-
Convertible preferred stock	635,982,827	-
	5,360,372,178	21,547,848

Comprehensive Income – We report comprehensive income in accordance with FASB ASC 220, Comprehensive Income. This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity. Comprehensive income reported in our financial statements represents foreign currency translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature.

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

Our Series C Convertible Preferred Stock (“Series C preferred stock”), and Series D Convertible Preferred Stock (“Series D preferred stock”), and most of our convertible debentures are carried at amortized cost, with separate recognition of the fair value of any embedded derivative instrument liabilities, including the conversion feature. At December 31, 2011, the fair value of these financial instruments of $42,184,000 exceeded the aggregate of their amortized cost, accrued interest and embedded derivative instrument liabilities of $39,627,000 by $2,557,000. The remainder of our convertible debentures are recognized as hybrid financial instruments and carried in their entirety at fair value in accordance with FASB ASC 815. Our outstanding common stock warrants that are accounted for as derivative liabilities are also carried at fair value.

Our cash balances are held by a highly-rated financial institution. Effective December 31, 2010, the FDIC insurance coverage on non-interest bearing accounts, such as the commercial checking account we maintain, went from a maximum guarantee of up to $250,000 to unlimited guarantee, and will remain as such until December 31, 2012. Similarly, our cash balances in our NeoMedia Europe location are also deposited and maintained in financial institutions that provide deposit guarantees and are governed by local public law. Our policies limit the concentration of credit exposure by restricting investments with any single obligor, instrument, or geographic area. Our policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their renewal licenses prior to initiating services. To the extent credit is granted to our customers, all open accounts receivable beyond 90 days are evaluated for recovery, or the need to establish a reserve for potential un-collectability. We do not require collateral.

Accounts Receivable – We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical collection experience and a review of the current status of accounts receivable.  Receivables are generally charged off and sent to a collections agency after ninety days past due, unless we believe that collection is reasonably assured. At December 31, 2011 we concluded that an allowance for doubtful accounts of $19,000 was required. At December 31, 2010, we concluded that an allowance for doubtful accounts was not required.

Inventories – Inventories are stated at the lower of cost or market and are comprised of barcode-reading equipment at our NeoMedia Europe location. Cost is determined using the first-in, first-out method.

The following is a detail of the components of our inventory, including reserves:

	As of December 31,
	2011	2010
	(in thousands)
Raw material	$62	$42
Finished goods	420	184
Total	482	226
Less: reserve for slow-moving and obsolete inventory	(482)	(114)
Total Inventory, net of reserves	$-	$112

Goodwill – Although there have been changes to the legal structure and how we conduct business, goodwill value remains. Goodwill represents the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized, but is tested for impairment, at least annually, as described below, by applying the recognition and measurement provisions of FASB ASC 350, which require that we compare the carrying amount of the asset to its fair value. If impairment of the carrying value based on the estimated fair value exists, we measure the impairment through the use of discounted cash flows. If the carrying amount exceeds fair value, an impairment loss is recognized.

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

As of December 31, 2011, we do not believe any of our long-lived assets are impaired.

Property, and Equipment – Property and equipment, including software, are stated at cost less accumulated depreciation and amortization. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, as follows:

Furniture and fixtures	3 - 7 years
Equipment	2 - 5 years

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

We record the grant date fair value of stock-based compensation awards as an expense over the vesting period of the related stock options. In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, forfeiture and option life, risk-free interest rate and dividend yield. Although the risk-free interest rates and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment.

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

Discontinued Operations – At December 31, 2011, we have a continuing purchase price obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

Income Taxes – We account for income taxes under the provisions of FASB ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a 100% valuation allowance as of December 31, 2011 and 2010.

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

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Pronouncement	Issued	Title

ASU No. 2011-10	December 2011	Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2011-11	December 2011	Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities

ASU No. 2011-12	December 2011	Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05

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

The Series A Preferred was created in connection with our shareholders rights plan. As of December 31, 2011, there were no shares of Series A Preferred outstanding.

Series A Convertible Preferred Stock - On June 19, 2001, our Board of Directors approved a Certificate of Designations to create 500,000 shares of a Class of Series A Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on June 20, 2001. By this approval and filing, 47,511 shares were designated as Series A Convertible Preferred Stock and remain to be issued. Our Series A Convertible Preferred Stock, par value $0.01 per share, has the following rights:

•	Series A Convertible Preferred was convertible into shares of common stock at a one-to-one ratio, which was proportionally adjusted to a one-to-one hundred ratio pursuant to a reverse stock split in 2010, and which is subject to proportional adjustment in the event of further stock splits or combinations, and dividends or distributions of shares of common stock. At the option of the holder, shares are subject to automatic conversion as determined in each agreement relating to the purchase of shares of Series A Convertible Preferred;

•	Each share of Series A Convertible Preferred is entitled to receive a liquidation preference equal to the original purchase price of such share in the event of liquidation, dissolution, or winding up;

•	Upon merger or consolidation, or the sale, lease or other conveyance of all or substantially all of our assets, shares of Series A Convertible Preferred are automatically convertible into the number of shares of stock or other securities or property (including cash) to which the common stock into which it is convertible would have been entitled; and

•	Shares of Series A Convertible Preferred are entitled to one vote per share of such stock, and vote together with holders of common stock.

As of December 31, 2011, there were no shares of Series A Convertible Preferred outstanding.

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

As of December 31, 2011, there were no shares of Series B Convertible Redeemable Preferred Stock outstanding.

Series C Convertible Preferred Stock - On February 22, 2006, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series C Convertible Preferred Stock (“Series C preferred stock”) and on January 6, 2010 filed an Amendment to the Certificate. By the approval and filing, 27,000 shares were designated as Series C preferred stock. Our Series C preferred stock, par value $0.01 per share, as amended on January 5, 2010, has the following rights:

•	Series C preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors. As of December 31, 2011 and 2010, accumulated undeclared unpaid dividends were $3.9 million and $3.4 million, respectively.

•	Series C preferred shares receive proceeds of $1,000 per share upon our liquidation, dissolution or winding up;

•	Each share of Series C preferred stock is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $50.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion; and

•	Series C preferred shares have voting rights on an as-converted basis with the common stock.

As of December 31, 2011, 5,086 shares of Series C preferred stock are issued and outstanding. The holders of our outstanding shares of Series C preferred stock are limited by the certificate of designation and by the contractual provisions of the related Securities Purchase Agreements under which Series C preferred stock was issued and other related transaction documents from beneficial control of more than 9.99% of our voting securities. Therefore, unless the holder waives this limitation upon 61 days notice to the company, the holders of our Series C preferred stock may not exercise all the voting rights otherwise described in the certificate of designation of these securities (see Note 4).

Series D Convertible Preferred Stock - On January 5, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series D preferred stock. On January 7, 2010, we filed an amendment with the Secretary of State of the State of Delaware to include certain registration rights in connection with the Series D preferred stock. By the approval and filing, 25,000 shares were designated as Series D preferred stock. On January 5, 2010, we issued 25,000 shares of Series D preferred stock to YA Global for gross proceeds of $2,500,000. Our Series D preferred stock, par value $0.01 per share, has the following rights:

•	Series D preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors. As of December 31, 2011, accumulated undeclared unpaid dividends were $225,000.

•	Series D preferred shares receive proceeds of $100 per share upon our liquidation, dissolution or winding up;

•	Each share of Series D preferred stock is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $2.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion;

•	Series D preferred shares have voting rights on an as-converted basis with the common stock; and.

As of December 31, 2011, 13,950 shares of Series D preferred stock are issued and outstanding.

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

Note 4 – Financing

At December 31, 2011, our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of thirty secured convertible debentures issued between August 2006 and December 2011 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under these securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures - The underlying agreements for each of the thirty debentures are essentially the same, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010 and 2011 financings.

All debentures with YA Global contain provisions for acceleration of principal and interest upon default. Certain debentures also contain default interest rates and conversion prices, as reflected in the table below.

We evaluated the financing transactions in accordance with FASB ASC 815, Derivatives and Hedging, and determined that the conversion features of the Series C and Series D preferred stock, and the Debentures were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The contracts have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. Accordingly, either the embedded derivative instruments, including the conversion option, must be bifurcated and accounted for as derivative instrument liabilities or, as permitted by FASB ASC 815-15-25-4, Recognition of Embedded Derivatives, the instruments may be carried in their entirety at fair value. We elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 and May 2008 Debentures and, accordingly, these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the debentures charged or credited to income each period. We bifurcated the embedded derivatives related to the Series C and Series D preferred stock and the remaining debentures. Significant features included in each compound derivative include (i) the embedded conversion feature, (ii) down-round anti-dilution protection features, and (iii) default, non-delivery and buy-in puts, all of which were combined into one compound instrument that is carried at fair value as a derivative liability. Changes in the fair value of the compound derivative liability, including the embedded conversion option, are charged or credited to income each period.

The table below summarizes the significant terms of each debentures that are carried at their amortized cost and for which the compound embedded derivative is bifurcated and accounted for as a derivative liability as of December 31, 2011:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Default	Look-Back
Issuance Year	Amount	Rate	Rate	Price	Price	%	%	Period
	(in thousands)
2006	$7,061	10%	n/a	$2.00	$0.00945	90%	n/a	125 Days
2008	4,788	14%- 15%	20%-24%	$1.00-$2.00	$0.00840-$0.00998	80%-95%	50%-75%	125 Days
2009	1,983	15%	20%	$2.00	$0.00998	95%	50%	125 Days
2010	3,881	14%	20%	$0.10- $0.30	$0.00998	95%	50%	60 Days
2011	4,725	14%	20%	$0.10	$0.00998	95%	50%	60 Days
Total	$22,438

The following table summarizes the significant terms of each of the debentures and for which the entire hybrid instrument is recorded at fair value as of December 31, 2011:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Default	Look-Back
Issuance Year	Amount	Rate	Rate	Price	Price	%	%	Period
	(in thousands)
2007	7,682	13%-14%	n/a	$2.00	$0.0084- $0.00945	80%-90%	n/a	125 days
2008	1,680	15%	24%	$1.00- $1.50	$0.00840	80%	50%-75%	125 days
Total	$9,362

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

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion.

		Preferred	Preferred	Common
	Preferred shares	shares	shares	shares
	issued	converted	remaining	issued
	(in thousands)

Series C preferred stock	22	17	5	239,213
Series D preferred stock	25	11	14	102,705

The outstanding principal and accrued interest for the debentures as of December 31, 2011 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding	Principal and
	principal and	accrued interest	Common
	accrued interest at	converted since	shares
	December 31, 2011	inception	issued
(in thousands)
Debentures	$39,458	$2,100	184,988

Extinguishment loss - On January 5, 2010, the terms of all of the debentures issued prior to that date were modified to increase the look-back period used to calculate the variable conversion price per share for all debentures to a period of 125 days and to extend the stated maturity date to July 29, 2012, which increased our future anticipated cash flows related to those instruments.  Because that increase exceeded the threshold prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modification of the amounts due under these instruments was accounted for as an extinguishment. Accordingly, the original convertible debentures were considered extinguished and the revised convertible debentures were recorded at their fair value, resulting in an extinguishment loss of approximately $5.6 million.

Warrants - YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C and Series D preferred stock. The warrants are exercisable at a fixed exercise price which, from time to time, has been reduced due to anti-dilution provisions when the Company has entered into subsequent financing arrangements with a lower price. The exercise prices may be reset again in the future if we subsequently issue stock or enter into a financing arrangement with a lower price. In addition, upon each adjustment in the exercise price, the number of warrant shares issuable is adjusted to the number of shares determined by multiplying the warrant exercise price in effect prior to the adjustment by the number of warrant shares issuable prior to the adjustment divided by the warrant exercise resulting from the adjustment.

The warrants issued to YA Global do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

2011 Financing Transactions – During 2011 we entered into nine Securities Purchase Agreements to issue and sell eleven debentures to YA Global in the aggregate principal amount of $4,725,000. The debentures are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The debentures bear interest at 14% and mature on July 29, 2012. We have the right to redeem a portion or all amounts outstanding under the debentures at a redemption premium of 10%, plus accrued interest.  We also issued warrants to YA Global in conjunction with the debentures. The warrants were issued with an initial fixed exercise price ranging from $0.10- $0.15 per share; however, as a result of the anti-dilution protection in these warrants, the issuance of subsequent debentures for a lower price resets the fixed exercise price of the warrants to the lower price and adjusts the number of warrant shares issuable. All warrants issued during 2011 have a term of five years.

The following table provides a summary of the allocation of the components of the new debentures and warrants issued during 2011. The compound derivatives were valued using a Monte Carlo Simulation valuation method and the warrants were valued using a binomial option valuation method. Significant assumptions used to value the compound derivatives and warrants as of inception of the financings are also provided in the table below.

	January 10,	February 8,	March 11,	April 13,	May 31,	June 28,	July 13,
	2011	2011	2011	2011	2011	2011	2011
	issuance	issuance	issuance	issuance	issuance	issuance	issuance
	(in thousands)

Gross proceeds	$450	$650	$450	$450	$450	$250	$450
Structuring and due diligence fee	(25)	(40)	(25)	(25)	(25)	(25)	(37)
	$425	$610	$425	$425	$425	$225	$413

Derivative liabilities:
Investor warrants	$(144)	$(59)	$(39)	$(18)	$(90)	$(105)	$-
Compound derivative	(573)	(744)	(677)	(284)	(310)	(525)	(1,242)
Total derivative liabilities	(717)	(803)	(716)	(302)	(400)	(630)	(1,242)

Day one derivative loss	292	193	291	-	-	405	829
Convertible debenture-initial carrying value	$-	-	-	(123)	(25)	-	-
	$(425)	$(610)	$(425)	$(425)	$(425)	$(225)	$(413)

Warrant shares issued (in thousands)	1,250	1,250	1,000	1,000	1,000	3,000	n/a

Initial exercise price of warrants	$0.1000	$0.1000	$0.1000	$0.1000	$0.1500	$0.1500	n/a

Warrant valuation inputs:
Anti-dilution adjusted exercise price	$0.0480	$0.0480	$0.0480	$0.0180	$0.1131	$0.0350	n/a
Expected life	5 years	5 years	5 years	5 years	5 years	5 years	n/a
Estimated volatility	172%	169%	185%	254%	278%	271%	n/a
Risk free rate of return	0.79%	1.09%	0.89%	0.92%	0.64%	0.63%	n/a
Dividend yield	—	—	—	—	—	—	n/a

Compound derivative valuation inputs:
Conversion price	$0.0665	$0.0285	$0.0190	$0.0152	$0.0688	$0.0128	$0.0128
Equivalent volatility	172%	151%	167%	127%	122%	190%	188%
Equivalent interest risk	14.00%	14.00%	14.00%	14.00%	14.00%	14.00%	14.00%
Equivalent credit risk	7.78%	7.50%	7.51%	7.40%	7.54%	7.40%	7.19%

	August 12,	September 15,	October 25,	December 8,	Summary of
	2011	2011	2011	2011	2011
	issuance	issuance	issuance	issuance	issuances
	( in thousands)

Gross proceeds	$350	$450	$450	$325	$4,725
Structuring and due diligence fee	(37)	(25)	(25)	(25)	(314)
	$313	$425	$425	$300	$4,411

Derivative liabilities:
Investor warrants	$-	$(28)	$(11)	$(12)	$(506)
Compound derivative	(868)	(303)	(273)	(222)	(6,021)
Total derivative liabilities	(868)	(331)	(284)	(234)	(6,527)

Day one derivative loss	555	-	-	-	2,565
Convertible debenture-initial carrying value	-	(94)	(141)	(66)	(449)
	$(313)	$(425)	$(425)	$(300)	$(4,411)

Warrant shares issued (in thousands)	n/a	1,000	1,000	1,000	6,500

Initial exercise price of warrants	n/a	$0.1500	$0.1500	$0.1500	$0.1500

Warrant valuation inputs:
Anti-dilution adjusted exercise price	n/a	$0.0280	$0.0115	$0.0124	$0.0124
Expected life	n/a	5 years	5 years	5 years	5 years
Estimated volatility	n/a	290%	261%	243%	243%
Risk free rate of return	n/a	0.15%	0.38%	0.32%	0.32%
Dividend yield	n/a	—	—	—	—

Compound derivative valuation inputs:
Conversion price	$0.0128	$0.0247	$0.0115	$0.0124	$0.0124
Equivalent volatility	187%	183%	185%	177%	177%
Equivalent interest risk	14.00%	14.00%	14.00%	14.00%	14.00%
Equivalent credit risk	7.20%	7.63%	7.63%	7.37%	7.37%

Fair value disclosures

Bifurcated Embedded Derivative Instruments – Series C and Series D preferred stock and Convertible Debentures - For financings in which the embedded derivative instruments are bifurcated and recorded separately, the compound embedded derivative instruments are valued using a Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price of the debentures, the conversion price adjusts to that lower amount.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of December 31, 2011 included exercise estimates/behaviors and the following other significant estimates: remaining term of 0.58 years, equivalent volatility of 172%, equivalent interest rate ranging from 8%- 14%, equivalent credit-risk adjusted rate of 7.37% and anti-dilution adjusted conversion prices ranging from $0.0084 - $0.0102. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On December 31, 2011, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative as well the number of common shares into which the instruments are convertible as of December 31, 2011 and 2010.

December 31, 2011				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$5,086	$5,086	$-	$554	499,084
Series D preferred stock	$1,395	$1,395	$-	152	136,899

Debentures:
2006	$7,061	$7,061	$3,550	1,554	1,128,515
2008	4,788	4,788	2,226	932	712,474
2009	1,983	1,965	736	370	278,427
2010	3,881	1,426	770	2,692	470,718
2011	4,725	1,077	376	2,917	436,730
Total	$22,438	$16,317	$7,658	$9,171	3,662,847

December 31, 2010				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$8,336	$8,336	$-	$6,706	125,348
Series D preferred stock	$2,500	$2,500	$-	1,918	36,819

Debentures:
2006	$7,500	$7,500	$2,816	$7,509	163,750
2008	4,788	4,788	1,552	4,840	97,133
2009	1,983	1,936	454	1,894	36,653
2010	3,881	336	227	5,225	61,777
Total	$18,152	$14,560	$5,049	$28,092	521,480

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of December 31, 2011and 2010, was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of December 31, 2011 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statements of operations.

The changes in fair value of these derivative financial instruments were as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Series C preferred stock	$668	$9,361
Series D preferred stock	921	2,633

Debentures:
2006	5,622	14,262
2008	3,908	5,645
2009	1,524	2,430
2010	2,533	(1,331)
2011	3,104	-
	18,280	33,000
Less: Day-one loss from Series D preferred financing	-	(4,582)
Less: Day-one loss from debenture financings	(2,565)	(1,469)
Gain (loss) from change in fair value of derivative liability	$15,715	$26,949

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures - The March 2007, August 2007, April 2008 and May 2008 convertible debentures are recorded as hybrid instruments in accordance with FASB ASC 815-15-25-4 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value charged or credited to income each period. Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is effectively embodied in those fair values. These financial instruments are valued using the common stock equivalent approach. The common stock equivalent is calculated using the shares indexed to the debentures using the variable conversion price based on the 125 day look-back period, and valued at the market price of our stock and the present value of the coupon from inception of the debentures to the maturity date of July 29, 2012, and the default puts using a credit risk adjusted discount rate, currently 7.37%.

On December 23, 2010 and again on February 18, 2011, we made payments to YA Global of $1.0 million each of accrued interest, related to the March 27, 2007 debenture.

The following table reflects the face value of the instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of December 31, 2011 and 2010.

December 31, 2011			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2007	$7,682	$13,115	836,428
2008	1,680	3,343	200,001
Total	$9,362	$16,458	1,036,429

December 31, 2010			Common
	Face	Fair	Stock
	Value	Value	Shares
Debentures:
2007	$9,234	$22,793	$150,087
2008	1,680	4,691	30,000
Total	$10,914	$27,484	$180,087

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)

2007	$4,003	$9,002
2008	1,348	1,930
Gain (loss) from changes in fair value of hybrid instruments	$5,351	$10,932

Warrants - The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

A summary of the common stock warrants outstanding follows:

		December 31, 2011			December 31, 2010
		Anti-Dilution			Anti-Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
Warrants issued with preferred stock:			(in thousands)			(in thousands)
Series C preferred stock	2011	n/a	-	$-	0.056- 1.100	750	$53
Series D preferred stock	2017	0.00998	225,564	2,535	0.100	2,250	255

Warrants issued with debentures:
2006	2011	n/a	-	-	0.056	2,171	185
2007	2012	0.00998	401,002	1,510	0.056	2,000	194
2008	2015	0.00998	614,662	6,876	0.056- 0.100	5,075	559
2010	2015	0.00998	210,025	2,335	0.100	8,600	967
2011	2016	0.00998	150,376	1,686	n/a	--	--
Total			1,601,629	$14,942		20,846	$2,213

The warrants are valued using a binomial option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of December 31, 2011 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 95% to 247%, and risk-free rates of return of 0.01% to 0.33%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants. As a result of the anti-dilution provisions, the fixed exercise price of the warrants has been reset to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the previously stated exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations.

Changes in the fair value of the warrants were as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Warrants issued with preferred stock:
Series C preferred stock	$53	$660
Series D preferred stock	(2,280)	2,175

Warrants issued with debentures:
2006	185	1,935
2007	(1,316)	1,794
2008	(6,317)	4,533
2010	(1,368)	518
2011	(1,180)	-
Total	$(12,223)	$11,615

Reconciliation of changes in fair value – Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments that are measured at fair value on a recurring basis are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the year ended December 31, 2011:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2010:	$28,092	$2,213	$27,484	$57,789

Issuances:
January 10, 2011	573	144	-	717
February 8, 2011	744	59	-	803
March 11, 2011	677	39	-	716
April 13, 2011	284	18	-	302
May 31, 2011	310	90	-	400
June 28, 2011	525	105	-	630
July 13, 2011	1,242	-	-	1,242
August 12, 2011	868	-	-	868
September 15, 2011	303	28	-	331
October 25, 2011	273	11	-	284
December 8, 2011	222	12	-	234

Fair value adjustments:
Compound embedded derivatives	(18,280)	-	-	(18,280)
Warrant derivatives	-	12,223	-	12,223
Hybrid instruments	-	-	(5,351)	(5,351)

Payment of interest:	-	-	(1,000)	(1,000)

Conversions:
Series C preferred stock	(5,484)	-	-	(5,484)
Series D preferred stock	(845)	-	-	(845)
August 24, 2006 financing	(333)	-	-	(333)
March 31, 2007 financing	-	-	(4,675)	(4,675)

Ending balance, December 31, 2011	$9,171	$14,942	$16,458	$40,571

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

Subsequent events

Secured convertible debentures in the amount of $400,000, $450,000 and $450,000 were issued on January 11, 2012, February 6, 2012, and March 26, 2012, respectively. The debentures are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debentures is July 29, 2012.

Subsequent to December 31, 2011, holders of convertible debentures, other than YA Global converted $1,068,650 of principal and accrued interest on those debentures into 150,298,689 shares of our common stock. Holders of Series C and D preferred stock, other than YA Global converted those securities into 62,963,188 shares of our common stock.

Note 5 - Property and Equipment

As of December 31, 2011 and 2010, property and equipment consisted of the following:

	As of December 31,
	2011	2010
	(in thousands )

Furniture and fixtures	$119	$108
Equipment	466	457
Total	585	565
Less: Accumulated depreciation	(504)	(469)
Total property and equipment, net	$81	$96

Depreciation expense was $36,000 and $48,000 for the years ended December 31, 2011 and 2010, respectively. During 2011, we evaluated and adjusted our property and equipment accounts, together with the associated accumulated depreciation, to reflect only those tangible fixed assets with a remaining net book value. During 2011, there were no material sales or disposals of our tangible fixed assets.

Note 6 - Goodwill and Other Intangible Assets

At December 31, 2011 and 2010, we had goodwill of $3.4 million related to our purchase of NeoMedia Europe. Goodwill represents the excess of the purchase price paid over the fair value of the identifiable tangible and intangible assets and liabilities acquired. Additions to other intangible assets in 2010 included the acquisition of certain residual rights related to our Mobile Search patent portfolio. We issued 5,000,000 shares of our common stock to acquire those residual rights and to settle litigation with Rothschild Trust Holdings, LLC (see Note 12).

The following table summarizes other intangible assets:

			Total Intangibles
	Patents and Other	Proprietary	and Proprietary
	Intangibles	Software	Software
	(in thousands)
December 31, 2009	1,996	2,076	4,072

Additions	333	-	333
Amortization	(281)	(662)	(943)
December 31, 2010	2,048	1,414	3,462

Additions	-	-	-
Amortization	(284)	(657)	(941)
December 31, 2011	$1,764	$757	$2,521

Weighted-average remaining amortization period in years	6.3	1.1

As of December 31, 2011, we estimate future amortization expense of intangible assets to be (in thousands):

2012	$937
2013	378
2014	259
2015	244
2016	216
Thereafter	487
Total future amortization expense	$2,521

Note 7 - Valuation Accounts

We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical collection experience and a review of the current status of accounts receivable.  Receivables are generally charged off and sent to a collections agency after ninety days past due, unless we believe that collection is reasonably assured. At December 31, 2011, we recorded an allowance for doubtful accounts of $19,000. At December 31, 2010, we concluded that an allowance for doubtful accounts was not required.

The table below presents the activity for the allowance accounts for the years ended December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in thousands)

Beginning balance	$-	$-
Bad debt recovery (expense)	(19)	(197)
Write-off of uncollectible accounts	-	197
Ending balance	$(19)	$-

The following table summarizes our inventory reserves as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in thousands)

Beginning balance	$(114)	$(136)
Provision	(368)	22
Charge-off	-	-
Ending balance	$(482)	$(114)

Note 8 – Accrued Liabilities

The following table summarizes our accrued liabilities of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in thousands)

Accruals for disputed services	$2,318	$2,318
Accrued operating expenses	2,010	2,042
Accrued payroll related expenses	130	-
Accrued interest	7,677	5,053
Total	$12,135	$9,413

Note 9 - Comprehensive Income (Loss)

Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ investment that, under accounting principles generally accepted in the United States, are excluded from net income. At December 31, 2011 and 2010, comprehensive income (loss) represents foreign currency translation gains and losses on intercompany balances with, and our investment in, NeoMedia Europe, which are deemed to be of a long-term investment nature.

Note 10 - Income Taxes

As of December 31, 2011 and 2010, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	As of December 31,
	2011	2010
	(in thousands)

Net operating loss carryforwards (NOL)	$63,711	$59,507
Capital loss	3,515	3,343
Write-off of long-lived assets	526	501
Amortization of intangibles	(608)	(579)
Stock-based compensation	2,582	2,397
Capitalized software development costs and fixed assets	136	26
Deferred revenue	840	644
Alternative minimum tax credit carryforward	43	39
Inventory reserve	27	21
Accruals	2,554	2,459
Impairment loss	2,752	2,618
Derivative gain/loss	6,832	8,107
Interest expense	3,076	2,926
Total deferred tax assets	85,986	82,009
Valuation allowance	(85,986)	(82,009)
Net deferred tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance for the deferred tax assets, as it is more likely than not that the deferred tax assets will not be realizable.

For the years ended December 31, 2011 and 2010, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Expense/(benefit) at federal statutory rate	$(289)	$11,888
State income taxes, net of federal benefit	(33)	709
Permanent and other difference, net	580	626
Affects of change in state rates	(4,236)	-
Decrease/(increase) in valuation allowance	$(3,978)	$13,223

As of December 31, 2011, we had net operating loss carry forwards for federal tax purposes totaling approximately $168.3 million, which may be used to offset future taxable income and which, if unused, expire between 2012 and 2029 and a capital loss carry-forward of $9.3 million. As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards should be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, our subsidiary NeoMedia Europe, had foreign operations and is not included in our consolidated income tax balances above. NeoMedia Europe did not have income tax expense during the years ended December 31, 2011 and 2010.

NeoMedia Europe has net operating loss carry forwards that are estimated to be $8.6 million and $7.2 million as of December 31, 2011 and 2010, respectively, provided a valuation allowance for the deferred tax assets stated above, that are fully offset. Due to the uncertainty of the utilization and recoverability of the loss carry forwards we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

We follow the guidance in FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes. We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2011. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the years ended December 31, 2011 and 2010. Due to the carry forward of NOL’s, Federal and state income tax returns are subject to audit for varying periods beginning in 1992.

Note 11 - Transactions with Related Parties

Mr. George O’Leary

In October 2010, we entered into an ongoing consulting agreement with SKS Consulting of South Florida Corp. (“SKS”), whereby we pay SKS $1,500 per day, as needed for services rendered by George O’Leary, the Chief Executive Officer of SKS in connection with Mr. O’Leary serving as our acting Chief Operating Officer. Under this agreement, in 2010 we paid SKS $30,600.

In October 2011, we renewed the 2010 consulting agreement with SKS, whereby we continue to pay $1,500 per day as needed for services rendered by Mr. O’Leary, as our acting Chief Operating Officer. Mr. O’Leary was also issued a stock option grant of 100,000 options, of which 25% vested immediately and 75% vests over eighteen months. Mr. O’Leary serves as a member of the Board of Directors and as our acting Chief Operating Officer. Mr. O’Leary is also the Chairman of our Audit Committee. In addition to his compensation as a member of our Board, Mr. O’Leary was compensated as our acting Chief Operating Officer under the 2011 consulting agreement, for which he received $75,750.

Ms. Laura A. Marriott

In April, 2010, we entered into a consulting agreement with Ms. Laura A. Marriott, whereby we paid Ms. Marriott a per diem rate for marketing leadership services. Under this agreement, in 2010 we paid Ms. Marriott $74,100. In October 2010, we also entered into an ongoing consulting agreement with Ms. Marriott, which superseded the April 2010 agreement, whereby we agreed to pay $22,000 per month for each of October and November 2010, and $24,000 per month beginning in December 2010, for Ms. Marriott serving as our interim Chief Executive Officer. Under this agreement, in 2010, we paid Ms. Marriott $59,800.

In October 2011, we renewed the October 2010 consulting agreement with Ms. Marriott, whereby we pay $30,000 per month for her services as our Chief Executive Officer. In connection with her October 2011 agreement, Ms. Marriott was also granted 250,000 stock options, of which 25% vested immediately and 75% vests over eighteen months. Further, Ms. Marriott is eligible for a bonus of up to $25,000 per quarter based on agreed upon performance measurements as approved by the Board of Directors.

Ms. Marriott serves as our Chairperson of the Board of Directors and Chief Executive Officer. In addition to her compensation as a member of our Board, Ms. Marriot is compensated as our Chief Executive Officer under the October 2011 consulting agreement, for which she received $342,000 in 2011.

Subsequent Events

On January 1, 2012, Ms. Marriott’s October 2011 agreement was modified, whereby we pay $35,200 per month for Ms. Marriott serving as our Chief Executive Officer. The modified agreement also provides for additional annual compensation bonus of up to $100,000 based upon agreed upon performance measurements as approved by the Board of Directors.

On January 1, 2012, Mr. O’Leary’s October 2011 agreement was modified, whereby his number of days required by the company were reduced and his daily rate was increased to $1,600 per day. The modified agreement also provides for additional compensation bonus of $15,000 on the occurrence of certain significant events.

On February 13, 2012, we entered into a six month consulting agreement with Baer Partners LLC, (“BP”), whereby we pay BP an hourly rate, and not to exceed $20,000 per month without prior approval, as needed for services rendered by Colonel Barry S. Baer as our Chief Financial Officer and Corporate Secretary.

Note 12 - Commitments and Contingencies

We lease our office facilities and certain office and computer equipment under various operating leases. These leases provide for minimum rents and generally include options to renew for additional periods.

We are party to various commitments and contingencies, including:

•	Operating leases for office facilities, certain office and computer equipment;

•	Consulting agreements that carry payment obligations into future years;

•	Various payment arrangements with our vendors that call for fixed payments on past due liabilities;

•	Notes payable to certain vendors that mature at various dates in the future;

•	An outstanding purchase price guarantee obligation of $4.5 million related to our 2006 acquisition of 12Snap, which we disposed of in 2007; and

•	Convertible debentures with outstanding face amounts of $31.8 million.

The following table sets forth the future minimum payments due under the above commitments:

	2012	2013	2014	2015	2016	Total
	(in thousands)
Operating leases	$112	$49	$7	$-	$-	$168
Vendor and consulting
agreements	709	480	480	480	480	2,629
Notes payable	91	-	-	-	-	91
Purchase price guarantee obligation	4,535	-	-	-	-	4,535
Convertible debentures	31,800	-	-	-	-	31,800
Total	$37,247	$529	$487	$480	$480	$39,223

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

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral argument on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others. The parties are engaged in pretrial discovery, which is expected to continue at least through April 2012. We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint.

Rothschild Trust Holdings, LLC – On September 19, 2008, we received a complaint filed in the Circuit Court of the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by Rothschild Trust Holding, LLC alleging we owed royalty payments for the use of certain patents. On February 25, 2009, we filed an answer to the complaint. On July 20, 2009 we entered into non-binding mediation and an interim agreement which required us to provide documentation for review by Rothschild Trust Holding, LLC. The non-binding mediation and interim agreement did not settle the matter. On January 4, 2010, we filed a motion for summary judgment seeking to terminate the litigation, but this motion was denied in a hearing held on April 28, 2010. On December 14, 2010, we entered into a joint settlement agreement with Rothschild Trust Holding, LLC, settling all open matters. On January 25, 2011, a final order of dismissal was granted by the court upon the parties’ joint stipulation of voluntary dismissal with prejudice. The joint settlement agreement had no material adverse effect on our financial position or operating results

The Webb Law Firm – On August 25, 2010, we were notified by The Webb Law Firm that they had filed a request for ex parte reexamination with the United States Patent and Trademark Office (USPTO), of our ‘048 patent. The request for reexamination asserted that certain claims in our patent are invalid over prior art references not previously before the USPTO. On November 23, 2010, the USPTO issued an office action agreeing to the ex parte reexamination. On November 30, 2010, the USPTO issued a further communication indicating the extent to which the reexamination will evaluate the patent and which claims of the patent would be addressed. On January 29, 2011, we filed an amendment of the ‘048 patent with the USPTO in response to the reexamination. The amendment proposed several minor changes and clarifications to the ‘048 patent to address the issues enumerated in the reexamination. On May 23, 2011, the USPTO issued a communication which included a Notice of Intention to Issue Ex Parte Reexamination Certificate, which accepted our proposed amendment to the ‘048 patent. In so doing, the USPTO has affirmed the validity of the patent. On September 6, 2011, the USPTO issued the Reexamination Certificate, and this matter is now closed.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint sought to recover certain legal fees related to the plaintiffs’ services to us and other damages for tortious interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we maintain directors' and officers' liability insurance.  On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice. On October 18, 2011, the parties settled the matter though a confidential settlement agreement, and will soon file a stipulation to dismiss the matter with prejudice. The District Court will retain jurisdiction to enforce the settlement.

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically the complaint asserts infringement of U.S. Patents No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement.

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

			Shares Available For
		Shares Reserved	Issuance at
Plan	Date Adopted	For Issuance	December 31, 2011

2011 Stock Incentive Plan	April 7, 2011	2,000,000	1,537,500
2005 Stock Option Plan	December 16, 2005	600,000	600,000
2003 Stock Option Plan	September 24, 2003	1,500,000	437,532
2003 Stock Incentive Plan	October 31, 2003	300,000	300,000
2002 Stock Option Plan	June 6, 2002	100,000	100,000
			2,975,032

We have not registered the 600,000 shares underlying the options in the 2005 Plan, and as a result all 600,000 options remain available for issuance.

The 2003 Stock Incentive Plan provides for up to 300,000 non-qualified options to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. No shares were issued during 2011 and 2010 under the 2003 Stock Incentive Plan.

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

The Board also approved the cancellation and re-issuance of most, but not all, outstanding options previously issued to our directors and employees under the 2003 Stock Option Plan and 2003 Stock Incentive Plan. Those options with exercise prices of $1.00 or greater were cancelled and replaced with an equivalent number of options at an exercise price of $0.017. The impact to our statement of operations from this transaction was not material.

Further, on April 7, 2011, the Board approved and issued option agreements with three members of our Board for a total of 300,000 shares of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.017 per share. Two of the three grantees’ options vest in equal monthly installments over an 18 month period, and the third grantee’s options vested on the date of the grant.

In connection with the 2011 Stock Incentive Plan, during the quarter ended June 30, 2011, we cancelled 422,503 vested and non-vested stock options held by 17 employees, directors, officers and consultants, and granted 500,105 replacement stock options to employees, directors, officers, and consultants under the 2011 Plan on April 7, 2011 at an exercise price of $0.017 per share. The replacement options were issued to most, but not all employees whose exercise prices were $1.00 or greater.

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

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010
Volatility	148%-210%	145%-210%
Expected dividends	-	-
Expected term (in years)	5.69	6.79
Risk-free rate	0.90%-2.89%	2.35%-2.90%

A summary of the transactions during the years ended December 31, 2011 and 2010 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at January 1, 2010	946	$2.00
Granted	230	$0.20
Exercised	-	$-
Forfeited	(474)	$2.24
Outstanding at December 31, 2010	702	$1.55	$-	6.8
Exercisable at December 31, 2010	582	$1.70	$-	7.0

Outstanding at December 31, 2010	702	$1.55
Granted	1,473	$0.03
Exercised	-	$-
Forfeited	(1,048)	$1.05
Outstanding at December 31, 2011	1,127	$0.02	$-	9.5
Exercisable at December 31, 2011	470	$0.02	$-	9.3

During the year ended December 31, 2011 and 2010, no options were exercised.

A summary of the status of our non-vested options as of December 31, 2011, and changes during the year ended December 31, 2011 is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2010	120	$0.71
Granted	1,473	$0.03
Vested	(470)	$0.01
Forfeited	(466)	$0.84
Nonvested at December 31, 2011	657	$0.01

Total stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to stock-based compensation for the year ended December 31, 2011 and 2010 was $66,000 and $165,000, respectively. As of December 31, 2011, the total unrecognized compensation cost related to non-vested stock options was $38,000 net of expected forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

The following table summarizes information about our stock options outstanding as of December 31, 2011:

Options Outstanding				Options Exercisable

Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.014 to $0.017	1,000	9.5	$0.02	413	$0.02
$0.05	112	9.2	$0.05	49	$0.05
$0.09	5	9.3	$0.09	5	$0.09
$0.14	10	8.9	$0.14	3	$0.14
	1,127	9.5	$0.02	470	$0.02

Subsequent Events

In January 2012, the Board approved and issued option agreements with two employees for a total of 110,000 shares of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.0110 per share. One of the two grantees’ options vest over four years from the grant date, and the second grantees’ options vest in full on June 30, 2012.

Note 15 - Segment and Geographical Information

As of December 31, 2011, we were structured and evaluated by our Board of Directors and management as one business unit.

Consolidated net revenues and net income (loss) from operations for the years ended December 31, 2011 and 2010, and identifiable assets as of December 31, 2011 and 2010 by geographic area, were as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Revenue:
United States	$1,742	$1,140
Germany	525	382
Total	$2,267	$1,522

Net income (loss):
United States	$572	$37,004
Germany	(1,421)	(1,914)
Total	$(849)	$35,090

	As of December 31,
	2011	2010
Identifiable assets:
United States	$6,998	$8,179
Germany	602	394
Total	$7,600	$8,573

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2011. In light of these material weaknesses, we performed additional post-closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management evaluated our internal control over financial reporting as of December 31, 2011. Management’s evaluation also included assessing the effectiveness of internal controls over financial reporting at NeoMedia Europe. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective at a reasonable assurance level due to the existence of the following material weaknesses:

Entity Level Controls:

•	Our senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, our senior management was unable, due to time constraints, to promptly address all of the control weaknesses brought to their attention throughout this and the previous year’s audit; and

•	We, through our senior management, failed to maintain formalized accounting policies and procedures. Once implemented, the policies and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

Process Level Controls:

•	Senior management did not consistently ensure that all recurring and non-recurring journal entries were subject to proper review and approval prior to posting to the general ledger. Although our review did not disclose any materially incorrect or improper entries, proper review and approval of all general ledger transactions should occur.

This Annual Report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to the Securities and Exchange Commission’s permanent exemption rules for smaller reporting companies, which require the company to provide only management’s report in this Annual Report.

(c)      Remediation of Material Weaknesses

We have commenced efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2011. These efforts include the hiring of a new Chief Financial Officer as well as performing a detailed review of our internal control processes and establishing new procedures based upon the review of our internal controls currently in place. The above material weaknesses will not be considered remediated until new controls over financial reporting are fully designed and operating effectively for an adequate period of time.

(d) Changes in Internal Control over Financial Reporting

Other than as related to the material weaknesses disclosed above, there have been no changes in our internal control over financing reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our Directors (“Directors”) and officers, their business experience during the last five years, their ages and all positions and offices that they hold with us as of the date of this Annual Report.

Name	Age	Position

Laura A. Marriott	42	Chief Executive Officer and Chairperson
Barry S. Baer	68	Chief Financial Officer and Secretary
George G. O'Leary	49	Chief Operating Officer and Director
Peter Mannetti	63	Director
Sarah Fay	49	Director

Family Relationships

There are no family relationships by and between or among the Directors or other officers. None of our Directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the “Biographies of Officers and Directors” section below.

Election of Directors and Officers

The Board of Directors shall consist of not less than one (1) member as fixed from time to time by the Board of Directors. The directors shall be elected by the stockholders at the annual meeting or any special meeting called for such purpose.  Each director shall hold office until his or her successor shall be duly elected and qualified or until his or her earlier resignation or removal.

Biographies of Officers and Directors

Laura A. Marriott. Ms. Marriott was named to our Board of Directors in January 2009 and became our Chief Executive Officer and Chairperson of our Board of Directors on October 8, 2010. Ms. Marriott had previously served as President of the Mobile Marketing Association (“MMA”) since July 15, 2005 and prior to that, served as Director of Marketing for Intrado, Inc. from April 1, 2003 through July 14, 2005. During her tenure at MMA, the MMA membership experienced substantial growth, established global headquarters and regional chapters throughout the world, and developed guidelines for the industry. In 2010, she was named one of the industry’s Top 10 Women in Wireless by FierceMarkets. Ms Marriott has more than nineteen years of experience in the high-tech industry in the areas of business development, product management and marketing.

George G. O’Leary. Mr. O’Leary was named our Chief Operating Officer on October 19, 2010. Mr. O’Leary has been a Director of NeoMedia since February 2007, and is currently the President of SKS Consulting of South Florida Corp. He is also a member the board of directors of Protection Plus Security Corporation, where he is currently Chairman and acting CFO. Prior to assuming his duties with the Company. Mr. O’Leary was a board member and a consultant to NeoGenomics (NGNM.OB) and was acting Chief Operating Officer from October 2004 to April 2005. Prior to becoming a director of NeoGenomics, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated (‘CRI”).

Sarah Fay. Sarah Fay has been a Director of NeoMedia since March 1, 2011. Ms. Fay has served in several capacities, including Chief Executive Officer of Aegis Media North America, from 2008 until May 11, 2009, and prior to that led Aegis’ brands Carat Interactive from 2000 to 2004, and Isobar from 2004 to 2008. Ms. Fay currently serves as Chairman of the Board of Governors of DMG Group, a privately held event management organization serving the digital marketing industry, as well as a board member for five privately held businesses, and as an advisory board member for three privately held businesses, all providing services in the mobile/digital marketing, advertising and technology industries.

Peter Mannetti. Peter Manetti has been a Director since October 1, 2011. Mr. Mannetti is a Managing Partner at iSherpa Capital, LLC, joining the firm in 2001. Mr. Mannetti previously founded and built Qwest Wireless from the ground up into a $1 billion company with over one million subscribers. As the Chief Executive Officer of the firm, he won national and international awards for his leadership in developing innovative wireless products. Prior to joining Qwest, Mr. Mannetti was a Vice President at BellSouth Mobile Data and held various management positions during his 18-year tenure at General Electric. Mr. Mannetti sits on a number of Boards and Advisory Boards and is also very active in the education and non-profit sectors.

Barry S Baer. Colonel Baer joined the Company as Chief Financial Officer and Secretary on February 13, 2012. He has had an extensive career in financial management and has served as the CFO for a number of public and privately held companies including Obsidian Enterprises, Inc. (from 2001-2002) and Ecotality, Inc. (ECTY) (from 2006 – 2010). He is currently serving as Corporate Secretary/Assistant Treasurer of Ecotality, Inc from 2010 until present. In addition, Colonel Baer has served as CFO at a number of manufacturing corporations including: Max Katz Bag Company (2006 until present) and Apex Industries (2003 until present).

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

Promoters and Control Persons

None.

CORPORATE GOVERNANCE

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee (collectively, the “Standing Committees”). There is not a standing Nominating Committee, and there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Annual Report. From 2011 to the present, each of the Standing Committees had four persons, such persons being independent Directors Ms. Sarah Fay (since March 2011) and Mr. Peter Mannetti (since October 2011), and Directors Ms. Laura Marriott and Mr. George G. O’Leary. Former independent Director James J. Keil served on each of the Standing Committees until his retirement on June 30, 2011.

Audit Committee – The Audit Committee provides assistance to our Board of Directors in fulfilling its oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and external consultants. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. Mr. O’Leary is designated as a financial expert and Audit Committee Chairperson.

Compensation Committee – The Compensation Committee is responsible for recommending compensation and benefits for our executive officers to our Board of Directors and for administering our Incentive Plan for our management.

Stock Option Committee – The Stock Option Committee has responsibility for administering our stock option plans.

Executive Committee - The Board may, subject to its oversight and ratification, delegate such authority to the Executive Committee to permit the Executive Committee to conduct meetings and exercise its authority in the management of the routine business affairs of the Company, during the periods between meetings of the Board. The Executive Committee consists of the Chairperson and two other Directors. The Executive committee was not active during 2011 and to date.

Governance Committee – The Board may elect members to a Governance Committee. However, during 2011 the Governance Committee was not active.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2011, all such reports were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC, which is attached hereto by reference as exhibit 14.1. This code of ethics applies to all of our Directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2011 and 2010 respectively, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years:

					All
				Option	Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)

Laura A. Marriott
Chief Executive Officer	2011	$-	$-	$2,412	$396,250	$398,662
	2010	$-	$-	$-	$146,440	$146,440

Michael W. Zima
Chief Financial Officer	2011	$83,689	$-	$-	$-	$83,689
	2010	$140,000	$23,452	$-	$9,162	$172,614

George G. O'Leary
Chief Operating Officer	2011	$-	$-	$1,542	$131,500	$133,042
	2010	$-	$-	$-	$69,490	$69,490

Christian Steinborn
Former Chief Executive officer	2011	$245,075	$-	$-	$16,118	$261,193
of NeoMedia Europe GmbH	2010	$223,013	$-	$-	$15,366	$238,379

Iain A. McCready
Former Chief Executive Officer	2010	$187,412	$132,112	$2,892	$61,310	$383,726

Narrative Disclosure to Summary Compensation Table

All amounts presented for the value of Option Awards represent the aggregate grant date fair value computed in accordance with FASB ASC 718.

Laura A. Marriott – Ms. Marriott became our acting Chief Executive Officer and Chairperson of our Board of Directors on October 8, 2010. Prior to that she was a member of our Board of Directors. In addition to her compensation as a Director, and as Chairperson of our Board of Directors, during 2011 Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our Chief Executive Officer; for marketing consulting services; and for sales consulting services. The information presented in the Summary Compensation Table includes her aggregate compensation for all the services she provided. Ms. Marriott received Directors fees of $54,250 and consulting fees of $342,000, both of which are reported under the heading of All Other Compensation.

Michael W. Zima – Mr. Zima was our Chief Financial Officer from September 17, 2008 until July 19, 2011. His employment was not governed by an employment agreement. Mr. Zima’s annual salary in 2011 was $140,000 and he was eligible to receive a bonus of $10,000 based on his performance against specified objectives. In connection with funding negotiations between us and YA Global, and for the period from April 1, 2009 through December 31, 2009, Mr. Zima agreed to a 10% salary reduction and a deferral of his 2008 bonus which would have otherwise been paid in early 2009. Mr. Zima’s adjusted annual salary rate for the balance of 2009 was $126,000. In 2010, Mr. Zima earned a bonus representing a full pay-out of his 2009 bonus of $10,000, an additional sum of $10,000 granted by the Board and a full pay-out of his pro-rata 2008 bonus which had been deferred in early 2009 of $3,452. Mr. Zima received a grant of options to purchase our common stock. All Other Compensation for Mr. Zima includes amounts related to his participation in our employee benefit plans.

George G. O’Leary – Mr. O’Leary became our Chief Operating Officer and continued as a member of our Board of Directors on October 8, 2010. Prior to that, Mr. O’Leary served as a member of our Board of Directors. During 2011, Mr. O’Leary also provided services to us under a per-diem consulting agreement for his services to us as our Chief Operating Officer and for other general consulting services. The information presented in the Summary Compensation Table includes his compensation for all the services he provided in the aggregate. Mr. O’Leary received Directors fees of $55,750 and consulting fees of $75,750, both of which are reported under the heading of All Other Compensation.

Dr. Christian Steinborn – Dr. Steinborn served as the Chief Executive Officer of our subsidiary, NeoMedia Europe GmbH until January 12, 2012. His employment was governed by an employment agreement which set his annual salary at €160,000 Euros. In connection with funding negotiations between us and YA Global, and effective on April 1, 2009, Dr. Steinborn agreed to a 10% salary reduction. Dr Steinborn’s adjusted annual salary rate for the balance of 2009 was €144,000. Effective on January 1, 2010 Dr. Steinborn’s salary reverted to his original salary of €160,000 per year. Dr. Steinborn has received several stock option grants during his employment and his tenure as an officer. All Other Compensation for Dr. Steinborn includes the annual value of his company provided automobile.

Iain A. McCready – Mr. McCready was our Chief Executive Officer from June 10, 2008 through October 8, 2010. During his employment, his compensation was governed by an employment agreement. Under the agreement, his annual salary was set at ₤160,000. He was also eligible to receive an annual incentive bonus based on criteria established by the Compensation Committee of up to ₤80,000 and an annual payment in-lieu of his participation in our employee benefit programs of ₤6,095.

During 2010 and under the terms of an amendment to his employment agreement, Mr. McCready’s annual salary reverted to ₤160,000 as of January 1, 2010. During 2010, Mr. McCready received the pro-rata portion of his salary through the end of his employment and he received a full pay-out of his 2009 incentive bonus.

Mr. McCready received four grants of options to purchase our common stock. Mr. McCready’s original employment agreement provided for the grant of two options to purchase our common stock. The first grant was made on the date of his employment for 160,256 shares with an exercise price of $1.00 per share and vesting equally over a 15 month period. The second grant was made on November 15, 2008 for 160,256 shares of our common stock with an exercise price of $1.00 per share which vested on November 29, 2009. In connection with his 10% salary reduction in 2009, Mr. McCready was granted an option on April 29, 2009, to purchase 8,863 shares of our common stock with an exercise price of $2.00 per share, vesting in equal monthly amounts over 12 months from the date of grant. In connection with the amendment of his employment agreement in 2010, Mr. McCready received an option to purchase 180,000 shares of our common stock, with an exercise price of $0.20 per share, vesting in 24 equal monthly amounts, beginning on May 29, 2010. Upon the end of his employment with the Company, further vesting of his options ceased, resulting in the vesting of 30,000 of the 180,000 options eligible under this grant. According to the terms of a Compromise Agreement through which his employment terminated, all of Mr. McCready’s 359,375 vested options continued to be exercisable by him until October 8, 2011, at which time all 359,375 options were un-exercised and were forfeited.

All Other Compensation for Mr. McCready includes the pro-rata portions of his employee benefit payment. In 2010, Mr. McCready received the pro-rata portions of his employment benefit payment and ₤33,333 representing payments under a compromise agreement through which his employment with us terminated.

During the term of his employment, Mr. McCready was also the Chairman of our Board of Directors but was not eligible to receive additional compensation in that capacity.

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options and stock that has not vested as of December 31, 2011 with respect to the executive officers named in the Summary Compensation Table:

Option Awards
				Equity Incentive Plan
		Number of Securities		Awards: Number of
		Underlying		Securities Underlying	Option
		Unexercised Options		Unexercised	Exercise	Option
		Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name		(#)	(#)	(#)	($)	Date

Laura A. Marriott	(1)	25,000	25,000	-	$0.017	1/1/2019
Chief Executive Officer	(2)	1,775	-	-	$0.017	4/29/2019
	(3)	44,444	55,556	-	$0.017	4/7/2021
	(4)	-	250,000	-	$0.014	10/3/2021

Michael W. Zima	(5)	2,500	2,500	-	$0.017	8/28/2018
Former Chief Financial Officer	(6)	22,500	22,500	-	$0.017	9/17/2018
	(7)	5,250	-	-	$0.017	4/29/2019

George G. O'Leary	(8)	3,881	-	-	$0.017	7/20/2017
Chief Operating Officer	(9)	1,502	-	-	$0.017	7/20/2017
	(10)	1,986	-	-	$0.017	10/3/2017
	(11)	2,165	-	-	$0.017	1/21/2018
	(11)	2,189	-	-	$0.017	4/17/2018
	(12)	7,050	-	-	$0.017	4/29/2019
	(13)	44,444	55,556	-	$0.014	4/7/2021
	(14)	-	100,000	-	$0.014	10/3/2021

Christian Steinborn	(15)	1,000	-	-	$0.017	2/23/2016
Former Chief Executive Officer of	(16)	1,000	-	-	$0.017	2/23/2016
NeoMedia Europe GmbH	(16)	1,000	-	-	$0.017	2/23/2016
	(16)	1,000	-	-	$0.017	2/23/2016
	(17)	5,000	-	-	$0.017	2/15/2017
	(17)	5,000	-	-	$0.017	2/15/2017
	(17)	-	-	5,000	Various	2/15/2017
	(18)	12,000	-	-	$0.017	12/20/2017
	(18)	7,962	-	-	$0.017	4/29/2019

Iain A. McCready	(19)	160,256	-	-	$0.017	10/8/2011
Former Chief Executive Officer	(20)	160,256	-	-	$0.017	10/8/2011
	(21)	8,863	-	-	$0.017	10/8/2011
	(22)	30,000	-	-	$0.017	10/8/2011

(1) Ms. Marriott’s option grant on January 1, 2009 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant. Option grants were repriced on April 7, 2011.

(2) Ms. Marriott’s’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010. Option grants were repriced on April 7, 2011.

(3) Ms. Marriott’s’s option grant on April 7, 2011 vests in 18 equal monthly installments beginning on May 7, 2011.

(4) Ms. Marriott’s’s option grant on October 3, 2011 vests in equal installments beginning on Jan 1, 2012 through.

(5 Mr. Zima’s option grant on August 28, 2008 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant. Mr. Zima’s options were forfeited upon his resignation on July 19, 2011.

(6) Mr. Zima’s option grant on September 17, 2008 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant. Mr. Zima’s options were forfeited upon his resignation on July 19, 2011.

(7) Mr. Zima’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010. Mr. Zima’s options were forfeited upon his resignation on July 19, 2011.

(8) Mr. O’Leary’s option grants on July 20, 2007 vested in their entirety on July 20, 2007. Mr. O’Leary’s options were repriced on April 7, 2011.

(9) Mr. O’Leary’s option grant on October 3, 2007 vested in its entirety on October 3, 2007. Mr. O’Leary’s options were repriced on April 7, 2011.

(10) Mr. O’Leary’s option grant on January 21, 2008 vested in its entirety on January 21, 2008. Mr. O’Leary’s options were repriced on April 7, 2011.

(11) Mr. O’Leary’s option grant on April 17, 2008 vested in its entirety on April 17, 2008. Mr. O’Leary’s options were repriced on April 7, 2011.

(12) Mr. O’Leary’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010. Mr. O’Leary’s options were repriced on April 7, 2011.

(13) Mr. O’Leary’ option grant on April 7, 2011 vests in 18 equal monthly installments beginning on May 7, 2011.

(14) Mr. O’Leary’ option grant on October 3, 2011 vests in equal installments beginning on January 1, 2012 through October 1 2014.

(15) Dr Steinborn’s option grant on December 23, 2006 vested over a 3 year period, with 25% vesting on the grant date and 25% on each subsequent anniversary date of the grant. Dr Steinborn’s options were repriced on April 7, 2011.

(16) Dr Steinborn’s option grant on December 20, 2007 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant. Dr Steinborn’s options were repriced on April 7, 2011.

(17) Dr. Steinborn’s incentive option agreement dated February 16, 2007 originally provided for up to 20,000 options to purchase our shares. Each year 25% of the original incentive option plan could be earned and vested based on the achievement of goals as determined by the Compensation Committee. It was determined that the first 25% increment of this plan, for options to purchase 5,000 shares, were earned and vested. It was determined that the second 25% increment of this plan was not earned. It was determined that the third 25% increment of this plan, for options to purchase 5,000 shares, were earned and vested. The vesting of the fourth 25% increment of this plan, for options to purchase 5,000 shares, was yet to be determined as of December 31, 2010. The exercise price of each portion of the options earned under this plan is established at the date it is earned. Dr Steinborn’s options were repriced on April 7, 2011.

(18) Dr. Steinborn’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010. Dr Steinborn’s options were repriced on April 7, 2011.

(19) Mr. McCready’s option grant on June 10, 2008 vested in 15 equal monthly installments beginning on June 29, 2008 and was completely vested on August 29, 2009.

(20) Mr. McCready’s option grant on November 15, 2008 vested in its entirety on November 29, 2009.

(21) Mr. McCready’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010.

(22) Mr. McCready’s option grant on April 29, 2010 vested in 12 equal monthly installments beginning on May 29, 2010. At the date of his termination, 30,000 options had vested.

Additional Narrative Disclosure

Retirement Benefits

We offer a defined contribution plan to our United States employees in accordance with Section 401(K) of the Internal Revenue Code. Under the provisions of this plan, eligible employees may defer a portion of their pre-tax compensation into the plan. However, we do not make any matching contributions to the plan.

Change in Control Agreements

In connection with funding negotiations between us and YA Global, and effective on April 29, 2009, all Directors and certain employees of the Company, including Ms. Marriott and Mr. O’Leary, were granted accelerated vesting of all time-vesting options and all earned incentive options to purchase shares of our common stock, upon a change in control of the Company.

Director Compensation

The following table sets forth certain information related to compensation paid to our Directors for the year ended December 31, 2011:

	Fees
	Earned or	(a)	(b)	All
	Paid in	Stock	Option	Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)

Laura A. Marriott	$54,250	$-	$2,412	$342,000	$398,662

George G. O'Leary	$55,750	$-	$1,542	$75,750	$133,042

James J. Keil	$20,500	$-	$952	$-	$21,452

Sarah Fay	$45,550	$-	$2,213	$-	$47,763

Peter Manetti	$17,000	$-	$577	$-	$17,577

Narrative to Director Compensation Table

Our Directors are compensated through a combination of cash and stock options. Cash compensation amounts payable to the Directors described below were established as of January 1, 2009.

•	$7,500 as a quarterly retainer for each independent member of the Board.

•	$4,000 for each regular quarterly meeting of the Board of Directors, for each independent member of the Board.

•	$250 for each unanimous consent resolution in-lieu of a meeting of the Board of Directors, for each independent member of the Board.

During 2011, Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our acting Chief Executive Officer; for marketing consulting services; and for sales consulting services. The information presented in the Director Compensation Table includes her compensation for all the services she provided in the aggregate. Ms. Marriott received Directors fees totaling $54,250 and consulting fees totaling $342,000, which are reported under the heading of All Other Compensation. Mr. O’Leary also provided services to us, through his consulting firm, under a per-diem consulting agreement for his services to us as our acting Chief Operating Officer and for other general consulting services. The information presented in the Director Compensation Table includes his compensation for all the services he provided in the aggregate. Mr. O’Leary received Directors fees totaling $55,750 and consulting fees totaling $75,750, which are reported under the heading of All Other Compensation. For further information, see Item 13 – Certain Relationships and Related Transactions and Director Independence.

Grants of Plan-based Awards

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide this information.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2012: (i) by each of our Directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and Directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of April 11, 2012, there were 985,207,714 shares of our common stock outstanding:

	Common Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
	Beneficial	Percent of	Beneficial	Percent of	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)	Ownership (1)	Class (1)	Ownership (1)	Class (1)

Directors and Named Executive Officers
Laura A. Marriott (2) (3)	198,302	*	-	*	-	*
Barry S. Baer (2)	-	*	-	*	-	*
George G. O'Leary (2) (5)	144,269	*	-	*	-	*
Sarah Fay (2) (6)	83,333	*	-	*	-	*
Peter Mannetti (2) (7)	44,444	*	-	*	-	*
Officers and Directors as a Group (5 Persons) (10)	470,348	*	-	*	-	*

Other Beneficial Owners
YA Global Investments, LP (9)	97,535,563	9.9%	24	44.4%	3,395	13.6%
Murray Capital (10)	70,528,363	7.2%	-	*	-	*
Global Grid LLC (11)	113,494,743	11.5%	-	*	-	*
Total	281,558,669	28.6%	24	100.0%	3,395	100.0%

Shares outstanding	985,207,714		5,086		13,950

* Indicates less than 1%.

(1) Applicable percentage of ownership is based on 985,207,714 shares of Common Stock outstanding as of April 11, 2012. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of Common Stock within 60 days of April 11, 2012 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable, or exercisable within 60 days of April 11, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our Common Stock, Series C preferred stock and Series D preferred stock are our only issued and outstanding classes of securities eligible to vote. However, due to contractual restrictions, the Series C preferred stock and Series D preferred stock are currently not eligible to vote.

(2) Address of the referenced individual is c/o NeoMedia Technologies, Inc., 100 West Arapahoe Avenue, Suite 9, Boulder, CO., 80302.

(3) Laura Marriott is Chief Executive Officer and Chairperson of our Board of Directors. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 11, 2012.

(4) Barry S Baer is our Chief Financial Officer.

(5) George G. O'Leary is our Chief Operating Officer and a member of our Board of Directors. Ownership includes 10,220 shares owned by SKS Consulting of South Florida Corp, a company that Mr. O'Leary currently serves as President and shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 11, 2012.

(6) Sarah Fay is a member of our Board of Directors. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 11, 2011.

(7) Peter Manetti is a member of our Board of Directors. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 11, 2012.

(8) Includes an aggregate of 470,348 options to purchase shares of common stock which will have vested within 60 days of March 22, 2011.

(9) The address of YA Global Investments, L.P. (“YA Global”) is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302. The information presented herein is based on information provided by YA Global and based on the records of the Company. Ownership includes  3,395 shares of Series D preferred stock owned by YA Global; 61 shares of Series C preferred stock owned by a related entity, Yorkville Advisors GP, LLC; 1,005,025 shares of Common Stock and; 1,005,025 shares of Common Stock owned by Mr. David Gonzalez, an officer of YA Global; 1,005,025 shares of Common Stock and 24 shares of Series C preferred stock owned by Mr. Gerald Eicke, an officer of YA Global. Our Series C preferred stock and Series D preferred stock are entitled to vote on an as-converted basis with holders of our Common Stock with respect to the amount of Common Shares receivable upon conversion of such preferred stock. However the holders of our Series C preferred stock and Series D preferred stock are subject to contractual limitations in regards to their beneficial ownership, including their ability to exercise their voting rights, to the extent that they cannot exceed 9.99% combined beneficial ownership. If such holders were to declare us in default or if they issue a notice waiving the 9.99% limitation, upon 61 days notice, and comply with the SEC’s beneficial ownership reporting requirements for affiliates, they would be able to vote their Series C preferred stock and Series D preferred stock on an as-converted basis.

(10) The address of Murray Capital Management LP I PO Box 285 Belvedere CA 94290. Daniel Buntin Murray is general partner for Murray Capital Management. The information presented herein is based on the records of the Company.

(11) The address of Dr. Patrick Soon-Shiong and Global Grid LLC (reporting persons) is 10182 Culver Boulevard, Culver City, California 90232. The information presented herein is based on our review of a Schedule 13D filed with the SEC by Dr. Shiong and the records of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Beginning in December 2006, we entered into a consulting agreement with SKS Consulting of South Florida Corp. (“SKS”), whereby we paid SKS for services rendered by one of our Directors, Mr. George O’Leary. Payments under this agreement and subsequent amendments thereto in the form of cash, shares of our common stock and stock options are described in Item 11 above. Beginning in April, 2010, we entered into a consulting agreement with one of our Directors, Ms. Laura Marriott, whereby we paid her for services. Payments under this agreement and subsequent amendments thereto, are described in Item 11 above.

Director Independence

As of the date of filing of this Annual Report on Form 10-K, our non-executive Directors Mr. Mannetti and Ms. Fay, are independent Directors. Ms. Marriott, as our Chief Executive Officer and Chairperson of the Board of Directors, and Mr. O’Leary as Chief Operating Officer and Director, are not independent.

ITEM 14. Principal Accountant Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed by our independent auditors, Kingery & Crouse, P.A., for the audit of our annual consolidated financial statements for the years ended December 31, 2011 and 2010 and for the review of our quarterly financial statements during 2011 and 2010 were $98,000 and $155,000, respectively. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

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

(b)	Exhibits

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of NeoMedia Technologies, Inc.		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.14	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
3.15	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.16	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated January 5, 2010.		8-K	3.1	3/11/2010
10.1	Warrant dated March 30, 2005, granted by NeoMedia to Thornhill Capital LLC		S-3/A	10.12	7/18/2005
10.2	Warrant dated March 30, 2005, granted by NeoMedia to Cornell Capital Partners LP		S-3/A	10.13	7/18/2005
10.3	Definitive Sale and Purchase Agreement between NeoMedia and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between NeoMedia and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among NeoMedia, Cornell Capital Partners and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.8	Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	Warrant, dated February 17, 2006		8-K	10.6	2/21/2006
10.11	Assignment Agreement, dated February 17, 2006 by NeoMedia and Cornell Capital Partners		8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between NeoMedia and Cornell Capital Partners		8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.5	8/30/2006
10.18	A Warrant, dated August 24, 2006		8-K	10.6	8/30/2006
10.19	B Warrant, dated August 24, 2006		8-K	10.7	8/30/2006
10.20	C Warrant, dated August 24, 2006		8-K	10.8	8/30/2006
10.21	D Warrant, dated August 24, 2006		8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	8/30/2006
10.26	Definitive share purchase and settlement agreement between NeoMedia and Sponge, dated November 14, 2006		8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP		8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.4	1/8/2007
10.31	A Warrant, dated December 29, 2006		8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.9	1/8/2007
10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.1	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.12	1/8/2007

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP		8-K	10.13	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between NeoMedia and certain former shareholders of Gavitec AG, dated January 23, 2007		8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.		8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.1	3/27/2007
10.43	Investor Registration Rights Agreement between NeoMedia and Cornell Capital Partners LP, dated March 27, 2007		8-K	10.2	3/27/2007
10.44	Secured Convertible Debenture, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.3	3/27/2007
10.45	Irrevocable Transfer Agent Instructions, by and among NeoMedia, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007		8-K	10.4	3/27/2007
10.46	Warrant, issued by NeoMedia to Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.5	3/27/2007
10.47	Master Amendment Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.6	3/27/2007
10.48	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated on or about August 24, 2006		8-K	10.7	3/27/2007
10.49	Security Agreement, by and between NeoMedia and Cornell Capital Partners, LP, dated March 27,2007		8-K	10.8	3/27/2007
10.50	Security Agreement (Patent), by and between NeoMedia and Cornell Capital Partners, LP, dated March 27, 2007		8-K	10.9	3/27/2007
10.51	Pledge Shares Escrow Agreement, by and between NeoMedia and Cornell Capital Partners, dated March 27, 2007		8-K	10.1	3/27/2007
10.52	Completion of Acquisition of Disposition of Assets of BSD Software Inc.		8-K/A	10.1	6/8/2007
10.53	Registration Rights Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.1	8/30/2007
10.54	Secured Convertible Debenture, issued by NeoMedia to YA Global Investments, dated August 24, 2007		8-K	10.2	8/30/2007
10.55	Irrevocable Transfer Agent Instructions, by and among NeoMedia, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007		8-K	10.3	8/30/2007
10.56	Warrant issued by NeoMedia to YA Global Investments, L.P., dated August 24, 2007		8-K	10.4	8/30/2007
10.57	Repricing Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.5	8/30/2007
10.58	Security Agreement, by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.6	8/30/2007
10.59	Security Agreement (Patent), by and between NeoMedia and YA Global Investments, L.P., dated August 24, 2007		8-K	10.7	8/30/2007
10.60	Secured Convertible Debenture, dated April 11, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/22/2008

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

10.63	Secured Convertible Debenture, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	6/5/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/5/2008
10.65	Settlement Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman		8-K	10.5	6/5/2008
10.66	Employment Agreement, dated June 10, 2008, by and between NeoMedia Technologies, Inc. and Iain McCready		8-K	10.1	6/16/2008
10.67	Secured Convertible Debenture, dated July 10, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/4/2008
10.69	Secured Convertible Debenture, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/4/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.3	8/4/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	8/4/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.5	8/4/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.6	8/4/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.7	8/4/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.8	8/4/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.		8-K	10.9	8/4/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	8/4/2008
10.78	Letter Agreement, dated September 24, 2008, by and among NeoMedia Technologies, Inc. and YA Global Investments, L.P.		8-K	10.1	10/1/2008
10.79	Second Secured Convertible Debenture, dated October 28, 2008, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008		8-K	10.12	11/3/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.13	4/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.		8-K	10.14	4/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	4/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.		8-K	10.16	4/13/2009
10.85	Fourth Secured Convertible Debenture (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.15	5/7/2009

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P.		8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.		8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P.		8-K	10.19	7/21/2009
10.90	Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.		8-K	10.20	7/21/2009
10.91	Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.		8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009		8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.		10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P.		10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009.		8-K	10.1	10/6/2009
10.96	Non-Exclusive License Agreement to use the Licenced Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009.		8-K	10.1	10/13/2009
10.97	Settlement Agreement and non-exclusive license and a sublicense between the Company and Scanbuy, Inc., dated October 16, 2009.		8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	1/11/2010
10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010.		8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between Company and YA Global dated January 5, 2010.		8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010.		8-K	10.4	1/11/2010
10.102	Issuance of Warrants by Company to YA Global dated January 5, 2010.		8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010.		8-K	10.6	1/11/2010
10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010.		8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010.		8-K	10.8	1/11/2010

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010.		8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010.		8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010.		8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010.		8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010.		8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010.		8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010.		8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010.		8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010.		8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010.		8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010.		8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1B between the Company and YA Global dated January 5, 2010.		8-K	10.20	1/11/2010
10.118	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1C between the Company and YA Global dated January 5, 2010.		8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1D between the Company and YA Global dated January 5, 2010.		8-K	10.22	1/11/2010
10.120	Amendment of employment agreement entered into on June 10, 2008 between the company and Iain A. McCready.		8-K	10.2	1/20/2010
10.121	Amended and restated licensing agreement dated October 2, 2009 with NeuStar, Inc.		8-K	10.1	1/28/2010
10.122	Agreement with Neu Star, Inc., dated February 12, 2010 (the Neu Star Mobile Codes Pilot Program Agreement).		8-K	10.1	2/16/2010
10.123	First amendment to the investment agreement between Company and YA Global dated January 5, 2010.		8-K	10.1	3/11/2010
10.124	Special meeting of shareholders held March 30, 2010.		8-K	10.1	4/2/2010
10.125	Notification of new trading symbol "NEOMD" beginning May 10, 2010.		8-K		5/11/2010

Exhibit		Filed			Filing
Number	Description	Herewith	Form	Exhibit	Date

10.126	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/3/2010
10.127	Secured Convertible Debenture, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/3/2010
10.128	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/3/2010
10.129	Global Warrant Amendment, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.4	6/3/2010
10.130	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	6/3/2010
10.131	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.1	6/3/2010
10.132	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	8/19/2010
10.133	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	8/19/2010
10.134	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/19/2010
10.135	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.6	8/19/2010
10.136	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.7	8/19/2010
10.137	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/19/2010
10.138	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary NeoMedia Europe AG, and YA Global Investments, L.P.		8-K	10.9	8/19/2010
10.139	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/1/2010
10.140	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/1/2010
10.141	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/1/2010
10.142	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/1/2010
10.143	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/1/2010

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

10.144	Compromise Agreement dated October 19, 2010, executed by Iain A. McCready		8-K	10.1	10/20/2010
10.145	Resignation Letter dated October 19, 2010, executed by Iain A. McCready		8-K	10.2	10/20/2010
10.146	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	11/3/2010
10.147	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	11/3/2010
10.148	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	11/3/2010
10.149	Fourth Ratification Agreement, dated October 28, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	11/3/2010
10.150	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	11/3/2010
10.151	Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC; BP BL Section 3.4, LLC; and Leigh M. Rothschild		8-K	10.1	12/15/2010
10.152	Bylaws of Neomedia Technologies, Inc. adopted December 16, 2010		8-K	3.2	12/21/2010
10.153	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.		8-K	10.1	12/21/2010
10.154	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.2	12/21/2010
10.155	Warrant, No. NEOM-1210, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.		8-K	10.3	12/21/2010
10.156	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	12/21/2010
10.157	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	12/21/2010
10.158	Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	12/22/2010
10.159	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	1/14/2011
10.160	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	1/14/2011
10.161	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	1/14/2011
10.162	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	1/14/2011

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

10.163	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	1/14/2011
10.164	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/11/2011
10.165	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	2/11/2011
10.166	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	2/11/2011
10.167	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	2/11/2011
10.168	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	2/11/2011
10.169	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.		8-K	10.1	2/22/2011
10.170	Appointment of Ms. Sarah Fay to serve as a member of the Board of Directors. Accepted notification of the retirement of James J. Keil as a member of the Board of Directors.		8-K	99.1	3/2/2011
10.171	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	3/17/2011
10.172	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	3/17/2011
10.173	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	3/17/2011
10.174	Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	3/17/2011
10.175	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	3/17/2011
10.176	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	4/13/2011
10.177	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	4/13/2011
10.178	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	4/13/2011

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

10.179	Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	4/13/2011
10.180	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	4/13/2011
10.181	2011 Stock Incentive Plan		S-8	4.1	4/22/2011
10.182	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	5/31/2011
10.183	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/31/2011
10.184	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	5/31/2011
10.185	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	5/31/2011
10.186	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	5/31/2011
10.187	Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	5/31/2011
10.188	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	5/31/2011
10.189	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/28/2011
10.190	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/28/2011
10.191	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/28/2011
10.192	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	6/28/2011
10.193	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	6/28/2011
10.194	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	6/28/2011
10.195	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	6/28/2011

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

10.196	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.1	7/13/2011
10.197	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.2	7/13/2011
10.198	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		S-8	10.3	7/13/2011
10.199	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.4	7/13/2011
10.200	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	7/13/2011
10.201	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.6	7/13/2011
10.202	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	7/13/2011
10.203	Resignation of Mr. Michael W. Zima, Chief Financial Officer and Corporate Secretary. Appointment of Mr. Robert W. Thomson as interim Chief Financial Officer and Corporate Secretary.		8-K	99.1	7/19/2011
10.204	Secured Convertible Debenture, No. NEOM-11-8, dated August 12, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.1	8/12/2011
10.205	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.2	8/12/2011
10.206	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	8/12/2011
10.207	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.4	8/12/2011
10.208	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.5	8/12/2011
10.209	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.6	8/12/2011
10.210	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.7	8/12/2011
10.211	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.8	8/12/2011

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

10.212	Agreement, dated September 15, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	9/15/2011
10.213	Secured Convertible Debenture, No. NEOM-11-9, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	9/15/2011
10.214	Warrant, No. NEOM-0911, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	9/15/2011
10.215	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	9/15/2011
10.216	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	9/15/2011
10.217	Ratification Agreement, dated September 15, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	9/15/2011
10.218	Irrevocable Transfer Agent Instructions, dated September 15, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	9/15/2011
10.219	Press Release Regarding Appointment of Mannetti to Board of Directors.		8-K	99.1	10/1/2011
10.220	Agreement, dated October 25, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	10/25/2011
10.221	Secured Convertible Debenture, No. NEOM-11-10, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	10/25/2011
10.222	Warrant, No. NEOM-1011, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	10/25/2011
10.223	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	10/25/2011
10.224	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	10/25/2011
10.225	Thirteenth Ratification Agreement, dated October 25, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	10/25/2011

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

10.226	Irrevocable Transfer Agent Instructions, dated October 25, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	10/25/2011
10.227	Agreement, dated December 8, 2011, by and between the Company and YA Global Investments, L.P.		8-K	10.1	12/8/2011
10.228	Secured Convertible Debenture, No. NEOM-11-11, dated December 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.2	12/8/2011
10.229	Warrant, No. NEOM-1211, dated December 8, 2011, issued by the Company to YA Global Investments, L.P.		8-K	10.3	12/8/2011
10.230	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	12/8/2011
10.231	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	12/8/2011
10.232	Fourteenth Ratification Agreement, dated December 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	12/8/2011
10.233	Irrevocable Transfer Agent Instructions, dated December 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	12/8/2011
10.234	Press Release Regarding Appointment of James A. Doran as Chief Financial Officer		8-K	99.1	1/3/2012
10.235	Effective January 11, 2012, Dr. Christian Steinborn was removed from his position as Managing Director of NeoMedia Europe GmbH, a subsidiary of NeoMedia Technologies, Inc., a Delaware corporation.		8-K		1/11/2012
10.236	Agreement, dated January 11, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	1/11/2012
10.237	Secured Convertible Debenture, No. NEOM-12-1, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	1/11/2012
10.238	Warrant, No. NEOM-0112, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	1/11/2012
10.239	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	1/11/2012
10.240	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	1/11/2012
10.241	Fifteenth Ratification Agreement, dated January 11, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	1/11/2012

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

10.242	Irrevocable Transfer Agent Instructions, dated January 11, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	1/11/2012
10.243	Agreement, dated February 6, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/6/2012
10.244	Secured Convertible Debenture, No. NEOM-12-2, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	2/6/2012
10.245	Warrant, No. NEOM-0212, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	2/6/2012
10.246	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	2/6/2012
10.247	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	2/6/2012
10.248	Sixteenth Ratification Agreement, dated February 9, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	2/6/2012
10.249	Irrevocable Transfer Agent Instructions, dated February 6, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	2/6/2012
10.250	Press Release Regarding Appointment of Colonel Barry S. Baer as Chief Financial Officer and resignation of James A. Doran.		8-K	99.1	2/8/2012
10.251	Agreement, dated March 26, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	3/26/2012
10.252	Secured Convertible Debenture, No. NEOM-12-3, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	3/26/2012
10.253	Warrant, No. NEOM-0312, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	3/26/2012
10.254	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.4	3/26/2012
10.255	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.		8-K	10.5	3/26/2012
10.256	Seventeenth Ratification Agreement, dated March 26, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	3/26/2012
10.257	Irrevocable Transfer Agent Instructions, dated March 26, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	3/26/2012

Exhibit		Filed
Number	Description	Herewith	Form	Exhibit	Filing Date

14	Code of Professional Ethics		10-K	14.1	4/3/2007
21	Subsidiaries of the Registrant	X
23.1	Consent of Kingery & Crouse, P.A.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101**	Interactive Data File

** IN ACCORDANCE WITH THE TEMPORARY HARDSHP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: April 16, 2012

	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2012.

Signatures	Title	Date

/s/ Laura A. Marriott	Chief Executive Officer, Principal Executive Officer and Board Chairperson	April 16, 2012
Laura A. Marriott

/s/ Colonel Barry S. Baer	Chief Financial Officer, Principal Financial and Accounting Officer	April 16, 2012
Colonel (Ret.) Barry S. Baer

/s/ George G. O’Leary	Chief Operating Officer, Director	April 16, 2012
George G. O’Leary

/s/ Sarah Fay	Director	April 16, 2012
Sarah Fay

/s/ Peter Mannetti	Director	April 16, 2012
Peter Mannetti

