Form 10-Q
period 2012-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2012-05-15
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 0-21743

NeoMedia Technologies, Inc.

(Exact Name of Issuer as Specified In Its Charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 W Arapahoe Avenue, Suite 9, Boulder, Colorado 80302

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

The number of outstanding shares of the registrant’s Common Stock on May 7, 2012 was 1,100,236,551

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$294	$30
Trade accounts receivable, net of allowance of $19 and $19	974	674
Prepaid expenses and other current assets	122	194
Total current assets	1,390	898

Property and equipment, net	67	81
Goodwill	3,418	3,418
Proprietary software, net	593	757
Patents and other intangible assets, net	1,703	1,764
Cash surrender value of life insurance policies	687	653
Other long-term assets	27	29
Total assets	$7,885	$7,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$716	$598
Accrued expenses	12,684	12,135
Deferred revenues and customer prepayments	1,819	1,820
Note payable	33	91
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	56,494	14,942
Derivative financial instruments - Series C and D preferred stock and debentures payable	94,775	9,171
Debentures payable - carried at amortized cost	17,411	16,317
Debentures payable - carried at fair value	46,888	16,458
Total current liabilities	236,061	76,773

Commitments and contingencies (Note 6)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,840 and 5,086 shares issued and outstanding, liquidation value of $4,840 and $5,086	4,840	5,086
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 9,892 and 13,950 shares issued and outstanding, liquidation value of $989 and $1,395	989	1,395

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 893,409,351 and 541,999,246 shares issued and 893,394,216 and 541,984,111 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	893	542
Additional paid-in capital	176,846	170,006
Accumulated deficit	(410,778)	(245,244)
Accumulated other comprehensive loss	(187)	(179)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(234,005)	(75,654)
Total liabilities and shareholders’ deficit	$7,885	$7,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011

Revenues	$726	$369
Cost of revenues	22	238
Gross profit	704	131

Sales and marketing expenses	205	316
General and administrative expenses	1,000	794
Research and development costs	334	401

Operating Loss	(835)	(1,380)

Gain/(Loss) from change in fair value of hybrid financial instruments	(31,170)	2,471
Gain/(Loss)from change in fair value of derivative liability - warrants	(41,488)	1,782
Gain/(Loss) from change in fair value of derivative liability -
Series C and D preferred stock and debentures	(89,649)	6,671
Interest expense related to convertible debt	(2,392)	(753)

Net Income (loss)	$(165,534)	$8,791

Dividends on convertible preferred stock	-	-

Net Income (loss) available to common shareholders	(165,534)	8,791

Comprehensive income (loss):
Net income (loss)	(165,534)	8,791
Other comprehensive loss -
foreign currency translation adjustment	(8)	(9)

Comprehensive Income (loss)	$(165,542)	$8,782

Net income (loss) per share, basic and diluted:
Basic	$(0.25)	$0.20
Fully diluted	$(0.25)	$-

Weighted average number of common shares:
Basic	652,829,594	44,655,496
Fully diluted	652,829,594	2,290,074,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Comprehensive (Loss)	Accumulated Deficit	Shares	Amount	Shareholders' Deficit
Balance, December 31, 2011	541,984,111	$542	$170,006	$(179)	$(245,244)	2,012	$(779)	$(75,654)

Shares issued upon conversions of Series C preferred stock	34,168,248	34	844					878

Shares issued upon conversions of Series D preferred stock	50,159,091	50	726					776

Shares issued upon conversions of convertible debentures	267,082,766	267	5,263					5,530

Stock-based compensation expense			7					7

Comprehensive income (loss) - foreign currency translation adjustment				(8)				(8)

Net loss					(165,534)			(165,534)

Balance, March 31, 2012	893,394,216	$893	$176,846	$(187)	$(410,778)	2,012	$(779)	$(234,005)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	March 31,	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income (loss)	$(165,534)	$8,791
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	242	246
Loss on extinguishment of debt	-	-
(Gain)/Loss from change in fair value of hybrid financial instruments	31,170	(2,471)
(Gain)/Loss from change in fair value of derivative liability - warrants	41,488	(1,782)
(Gain)/Loss from change in fair value of derivative liability -
Series C and D preferred stock and debentures	89,649	(6,671)
Interest expense related to convertible debt	2,392	753
Interest paid on convertible debt	-	(1,000)
Stock-based compensation expense	7	27
Increase in value of life insurance policies	34	(21)

Changes in operating assets and liabilities
Trade and other accounts receivable	(300)	46
Inventories	-	(6)
Prepaid expenses and other assets	(72)	17
Accounts payable and accrued liabilities	17	(200)
Deferred revenue and other current liabilities	(59)	781
Net cash used in operating activities	(966)	(1,490)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(3)	(4)
Net cash used in investing activities	(3)	(4)

Cash Flows from Financing Activities:
Borrowings under convertible debt instruments, net	1,225	1,460
Net cash provided by financing activities	1,225	1,460

Effect of exchange rate changes on cash	8	3

Net change in cash and cash equivalents	264	(31)

Cash and cash equivalents, beginning of period	30	80
Cash and cash equivalents, end of period	$294	$49

Supplemental cash flow information:
Interest paid during the period	$-	$1,001
Series C preferred stock converted to common stock	$878	$970
Series D preferred stock converted to common stock	$776	$-
Convertible Debentures converted to common stock	$5,530	$-
Shares issued for acquisition of patent rights	$-	$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - General

Business – NeoMedia Technologies, Inc., a Delaware corporation (“ NeoMedia ”, and also referred to herein as “us”, “we” and “our”), was founded in 1989 and is headquartered in Boulder, Colorado. We have pioneered 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. We believe that our extensive intellectual property portfolio differentiates us from the competition. NeoMedia strives to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile couponing, and business-to-business track and trace solutions. We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing products and services.

NeoMedia has been involved in, and has strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. Our IP portfolio currently consists of seventy-four issued and pending patents.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net income (loss) for the three months ended March 31, 2012 and 2011, respectively, was ($165.5) million and $8.8 million, of which ($162.3) million and $10.9 million, respectively, were net (losses)/gains related to our financing instruments. Net cash used by operations during the three months ended March 31, 2012 and 2011 was $966,000 and $1.49 million, respectively. At March 31, 2012, we have an accumulated deficit of $410.8 million. We also have a working capital deficit of $234.7 million, of which $215.6 million is related to our financing instruments, including $103.4 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $112.2 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Our working capital deficit also includes a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

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

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements as of December 31, 2011 and 2010, and for the years then ended, including notes thereto, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of our common stock, par value $0.001 per share (“Common Stock”), outstanding during the period. During the three months ended March 31, 2012, we reported a net loss per share, and as such, basic and diluted losses per share were equivalent. During the three months ended March 31, 2011, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation.

	March 31,	March 31,
	2012	2011

Numerator: Share - income (loss) available to common stockholders
Net income (loss)	$(165,534)	$8,791
Numerator for basic earnings per share - income (loss) available to common stockholders	(165,534)	8,791

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability Series C and D preferred stock and debentures	-	(6,671)
Adjustment for change in fair value of derivative liability- warrants	-	(1,782)
Adjustment for change in fair value of hybrid financial instruments	-	(2,471)
Adjustment for loss on extinguishment of debt (excluding non-dilutive instrument)	-	751
	-	(10,173)
Numerator for diluted earnings per share- income (loss) available to common stockholders after assumed conversions of debentures and exercise of warrants	$(165,534)	$(1,382)

Denominator for diluted earnings per share- adjusted weighted average shares after assumed conversions and exercise of options:
Weighted average shares used to compute basic EPS	652,829,594	44,655,496
Effect of dilutive securities:
Employee stock options	-	15,291
Convertible debentures	-	1,728,874,928
Convertible preferred stock	-	516,529,123
Dilutive potential common shares	-	2,245,419,342

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	652,829,594	2,290,074,838

Basic earning per share	$(0.25)	$0.20
Diluted earnings per share	$(0.25)	$-

Goodwill –Goodwill represents the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. In accordance with FASB ASC 350, Intangibles - Goodwill and Other goodwill is not amortized, but is tested for impairment, at least annually, by applying the recognition and measurement provisions of FASB ASC 350, which require that we compare the carrying amount of the asset to its fair value. If impairment of the carrying value based on the estimated fair value exists, we measure the impairment through the use of discounted cash flows. If the carrying amount exceeds fair value, an impairment loss is recognized.

Inventories – All of our inventory of $482,000 is fully reserved for as of March 31, 2012 and December 31, 2011, respectively as we believe the inventory is slow moving and obsolete.

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

Note 3 – Financing

At March 31, 2012 our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of thirty-one secured convertible debentures issued between August 2006 and March 2012 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under these securities. At various times YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures - The underlying agreements for each of the thirty-one debentures are very similar in form, except in regard to the interest rate, varying conversion prices per share, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010, 2011 and 2012 financings.

All debentures with YA Global contain provisions for acceleration of principal and interest upon default. Certain debentures also contain default interest rates and conversion prices, as reflected in the table below.

We evaluated the financing transactions in accordance with FASB ASC 815, Derivatives and Hedging, and determined that the conversion features of the Series C and Series D preferred stock and the Debentures were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The contracts have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. Accordingly, either the embedded derivative instruments, including the conversion option, must be bifurcated and accounted for as derivative instrument liabilities or, as permitted by FASB ASC 815-15-25-4, Recognition of Embedded Derivatives, the instruments may be carried in their entirety at fair value. We elected not to bifurcate the embedded derivatives in the March 2007, August 2007, April 2008 and May 2008 Debentures and, accordingly, these convertible instruments are being carried in their entirety at their fair values, with the changes in the fair value of the debentures charged or credited to income each period. We bifurcated the embedded derivatives related to the Series C and Series D preferred stock and the remaining debentures. Significant components of the compound derivative include (i) the embedded conversion feature, (ii) down-round anti-dilution protection features and (iii) default, non-delivery and buy-in puts, all of which were combined into one compound instrument that is carried at fair value as a derivative liability. Changes in the fair value of the compound derivative liability, including the embedded conversion option, are charged or credited to income each period.

The table below summarizes the significant terms of the debentures that are carried at their amortized cost and for which the compound embedded derivative is bifurcated and accounted for as a derivative liability as of March 31, 2012:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look- back Period
			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Default	Look-back
Issuance Year	Amount	Rate	Rate	Price	Price	%	%	Period
	(in thousands)
2006	$6,582	10%	n/a	$2.00	$0.00675	90%	n/a	125 Days
2008	4,788	14%- 15%	20%-24%	$1.00-$2.00	$0.00600-$0.007125	80%-95%	50%-75%	125 Days
2009	1,778	14%	20%	$2.00	$0.007125	95%	50%	125 Days
2010	3,881	14%	20%	$0.10- $0.30	$0.007125	95%	50%	60 Days
2011	3,766	14%	20%	$0.10	$0.007125	95%	50%	60 Days
2012	1,300	14%	20%	$0.10	$0.007125	95%	50%	60 Days
Total	$22,095

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value at March 31, 2012:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look- back Period
			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Default	Look-back
Issuance Year	Amount	Rate	Rate	Price	Price	%	%	Period
	(in thousands)
2007	$7,394	13%-14%	n/a	$2.00	$0.006-$0.00675	80%-90%	n/a	125 days
2008	1,680	15%	24%	$1.00- $1.50	$0.00600	80%	50%-75%	125 days
Total	$9,074

Conversions –Our preferred stock and convertible debentures are convertible into shares of our common stock. Upon conversion of any of the convertible financial instruments, the carrying amount of the debt, including any unamortized premium or discount, and the related derivative instrument liability are credited to the capital accounts to reflect the stock issued and no gain or loss is recognized.

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion.

		Preferred	Preferred	Common
	Preferred shares	shares	shares	shares
	issued	converted	remaining	issued
	(in thousands)

Series C preferred stock	22	17	5	273,382
Series D preferred stock	25	15	10	152,864

The outstanding principal and accrued interest for the debentures as of March 31, 2012 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding	Principal and
	principal and	accrued interest	Common
	accrued interest at	converted since	shares
	March 31, 2012	inception	issued
(in thousands)

Debentures	$39,535	$4,051	267,353

Warrants - YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C and Series D preferred stock. The warrants are exercisable at a fixed exercise price which, from time to time, has been reduced due to anti-dilution provisions when the Company has entered into subsequent financing arrangements with a lower price. The exercise prices may be reset again in the future if we subsequently issue stock or enter into a financing arrangement with a lower price. In addition, upon each adjustment in the exercise price, the number of warrant shares issuable is adjusted to the number of shares determined by multiplying the warrant exercise price in effect prior to the adjustment by the number of warrant shares issuable prior to the adjustment divided by the warrant exercise price resulting from the adjustment.

The warrants issued to YA Global do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

2012 Financing Transactions – During 2012, we entered into three Securities Purchase Agreements to issue and sell three debentures to YA Global in the aggregate principal amount of $1,300,000. The debentures are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The debentures bear interest at 14% and mature on July 29, 2012. We have the right to redeem a portion or all amounts outstanding under the debentures at a redemption premium of 10%, plus accrued interest.  We also issued warrants to YA Global in conjunction with the debentures. The warrants were issued with an initial fixed exercise price of $0.15 per share; however, as a result of the anti-dilution protection in these warrants, the issuance of subsequent debentures for a lower price resets the fixed exercise price of the warrants to the lower price and adjusts the number of warrant shares issuable. All warrants issued during 2012 have a term of five years.

The following table provides a summary of the allocation of the components of the new debentures and warrants issued during 2012. The compound derivatives were valued using a Monte Carlo Simulation valuation method and the warrants were valued using a binomial option valuation method. Significant assumptions used to value the compound derivatives and warrants as of inception of the financings are also provided in the table below.

	January 11,	February 6,	March 26,
	2012	2012	2012
	issuance	issuance	issuance
	(in thousands)

Gross proceeds	$400	$450	$450
Structuring and due diligence fee	(25)	(25)	(25)
	$375	$425	$425

Derivative liabilities:
Investor warrants	$(13)	$(9)	$(42)
Compound derivative	(289)	(176)	(287)
Total derivative liabilities	(302)	(185)	(329)

Convertible debenture-initial carrying value	(73)	(240)	(96)
	$(375)	$(425)	$(425)

Warrant shares issued (in thousands)	1,000	1,000	1,000

Initial exercise price of warrants	$0.1500	$0.1500	$0.1500

Warrant valuation inputs:
Anti-dilution adjusted exercise price	$0.0135	$0.0090	$0.0418
Expected life	5 years	5 years	5 years
Estimated volatility	274%	254%	243%
Risk free rate of return	0.32%	0.33%	0.48%
Dividend yield	—	—	—

Compound derivative valuation inputs:
Conversion price	$0.009975	$0.009425	$0.030772
Equivalent volatility	170%	166%	170%
Equivalent interest risk	14.00%	14.00%	14.00%
Equivalent credit risk	7.37%	7.37%	7.19%

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

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price of the debenture, the conversion price adjusts to that lower amount.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of March 31, 2012 included exercise estimates/behaviors and the following other significant estimates: remaining term of 0.33 years, equivalent volatility of 168%, equivalent interest rate ranging from 8% - 14%, equivalent credit-risk adjusted rate of 7.19% and anti-dilution adjusted conversion prices ranging from $0.006000 - $0.007125. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variable component of the conversion price, rapid fluctuations in the trading market price may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On March 31, 2012, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized cost carrying value and the fair value of the separately-recognized compound embedded derivative as well the number of common shares into which the instruments are convertible as of March 31, 2012 and December 31, 2011.

March 31, 2012				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$4,840	$4,840	$-	$15,039	665,246
Series D preferred stock	$989	$989	$-	3,074	135,973

Debentures:
2006	$6,582	$6,582	$3,705	22,699	1,528,815
2008	4,788	4,788	2,393	15,673	1,013,540
2009	1,778	1,768	799	5,799	361,695
2010	3,881	2,151	907	14,627	671,873
2011	3,766	1,585	540	13,603	595,401
2012	1,300	537	22	4,261	185,678
Total	$22,095	$17,411	$8,366	$94,775	5,158,221

December 31, 2011				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$5,086	$5,086	$-	$554	499,084
Series D preferred stock	$1,395	$1,395	$-	152	136,899

Debentures:
2006	$7,061	$7,061	$3,550	1,554	1,128,515
2008	4,788	4,788	2,226	932	712,474
2009	1,983	1,965	736	370	278,427
2010	3,881	1,426	770	2,692	470,718
2011	4,725	1,077	376	2,917	436,730
Total	$22,438	$16,317	$7,658	$9,171	3,662,847

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of March 31, 2012 and December 31, 2011 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of March 31, 2012 and December 31, 2011 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statements of operations.

The changes in fair value of these derivative financial instruments were as follows:

	Three months ended March 31, 2012
	2012	2011
	(in thousands)
Series C preferred stock	$(15,117)	$2,440
Series D preferred stock	(3,292)	552

Debentures:
2006	(21,885)	1,888
2008	(14,741)	1,238
2009	(5,450)	389
2010	(11,935)	635
2011	(13,721)	305
2012	(3,508)	-
	(89,649)	7,447

Less: Day-one loss from debenture financings	-	(776)
Gain (loss) from change in fair value of derivative liability	$(89,649)	$6,671

Hybrid Financial Instruments Carried at Fair Value – 2007 and 2008 Convertible Debentures - The March 2007, August 2007, April 2008 and May 2008 convertible debentures are recorded as hybrid instruments in accordance with FASB ASC 815-15-25-4 and the entire hybrid instrument was initially recorded at fair value, with subsequent changes in fair value charged or credited to income each period. Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is effectively embodied in those fair values. These financial instruments are valued using the common stock equivalent approach. The common stock equivalent is calculated using the shares indexed to the debentures using the variable conversion price based on the 125 day look-back period and valued at the market price of our stock and the present value of the coupon from inception of the debentures to the maturity date of July 29, 2012 and the default puts using a credit risk adjusted discount rate, currently 7.19%.

On December 23, 2010 and again on February 18, 2011, we made payments to YA Global of $1.0 million each of accrued interest, related to the March 27, 2007 debenture.

The following table reflects the face value of the instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of March 31, 2012 and December 31, 2011.

March 31, 2012			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2007	$7,394	$37,432	1,128,229
2008	1,680	9,456	280,000
Total	$9,074	$46,888	1,408,229

December 31, 2011			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2007	$7,682	$13,115	836,428
2008	1,680	3,343	200,001
Total	$9,362	$16,458	1,036,429

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three months ended
	2012	2011
	(in thousands)

2007	$(25,057)	$2,020
2008	(6,113)	451
Gain (loss) from changes in fair value of hybrid instruments	$(31,170)	$2,471

Warrants - The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		March 31, 2012			December 31, 2011
		Anti-Dilution			Anti-Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
			(in thousands)			(in thousands)
Warrants issued with preferred stock:
Series D preferred stock	2017	0.007125	315,789	$9,406	0.00998	225,564	$2,535

Warrants issued with debentures:
2007	2012	0.007125	210,526	4,848	0.00998	401,002	1,510
2008	2015	0.007125	860,526	25,418	0.00998	614,662	6,876
2010	2015	0.007125	294,035	8,677	0.00998	210,025	2,335
2011	2016	0.007125	210,526	6,263	0.00998	150,376	1,686
2012	2017	0.007125	63,158	1,882	n/a	—	—
Total			1,954,560	$56,494		1,601,629	$14,942

The warrants are valued using a binomial option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of March 31, 2012 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 136% to 251%, and risk-free rates of return of 0.07% to 0.44%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected stock price volatility over the remaining term of the warrants. As a result of the anti-dilution provisions, the fixed exercise price of the warrants has been reset equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the previously stated exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Warrants issued with preferred stock:
Series C preferred stock	$-	$53
Series D preferred stock	(6,871)	189

Warrants issued with debentures:
2006	-	140
2007	(3,337)	143
2008	(18,543)	408
2010	(6,342)	711
2011	(4,577)	138
2012	(1,818)	-
Total	$(41,488)	$1,782

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the three months ended March 31, 2012:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2011:	$9,171	$14,942	$16,458	$40,571

Issuances:
January 11, 2012	289	13	-	302
February 6, 2012	176	9	-	185
March 26, 2012	287	42	-	329

Fair value adjustments:
Compound embedded derivatives	89,649	-	-	89,649
Warrant derivatives	-	41,488	-	41,488
Hybrid instruments	-	-	31,170	31,170

Payment of interest:	-	-	-	-

Conversions:
Series C preferred stock	(632)	-	-	(632)
Series D preferred stock	(370)	-	-	(370)
August 24, 2006 financing	(740)	-	-	(740)
March 27, 2007 financing			(740)	(740)
May 1, 2009 financing	(21)			(21)
June 28, 2011 financing	(136)			(136)
August 15, 2011 financing	(1,440)			(1,440)
September 15, 2011 financing	(1,458)			(1,458)
				-
Ending balance, March 31, 2012	$94,775	$56,494	$46,888	$198,157

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

Subsequent events

A secured convertible debenture in the amount of $450,000 was issued on April 26, 2012. The debenture is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012.

Subsequent to March 31 2012, holders of convertible debentures converted $835,339 of principal and accrued interest on those debentures into 144,513,498 shares of our common stock. Holders of Series C and D preferred stock converted those securities into 62,328,837 shares of our common stock.

Note 4 – Stock-Based Compensation

There were no stock options issued to employees during the three months ended March 31, 2012.

Total stock-based compensation expense recorded in the statement of operations was $7,200 and $27,000 for the three months ended March 31, 2012 and 2011, respectively.

We used the following assumptions to value the stock options granted during the three months ended March 31, 2011:

March 31,
2011
Volatility	156-169%
Expected dividends	-
Expected term (in years)	5.79
Risk-free rate	2.7-2.89%

A summary of the transactions and status of our granted, vested and exercisable options during the three months ended March 31, 2012 follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2011	1,127	$0.02
Granted	-	$-
Exercised	-	$-
Forfeited	(23)	$0.03
Outstanding at March 31, 2012	1,104	$0.02	$-	9.5
Exercisable at March 31, 2012	526	$0.02	$-	9.3

A summary of the status of our non-vested options as of March 31, 2012 and changes during the three months ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2011	667	$0.01
Granted	-	$-
Vested	(66)	$0.04
Forfeited	(23)	$0.03
Nonvested at March 31, 2012	578	$0.01

The following table summarizes information about our stock options outstanding at March 31, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.014 to $0.017	1,000	9.5	$0.02	449	$0.02
$0.05	89	9.2	$0.05	67	$0.05
$0.09	5	9.3	$0.09	5	$0.09
$0.14	10	8.9	$0.14	5	$0.14
	1,104	9.5	$0.02	526	$0.02

There were no stock options exercised during the three months ended March 31, 2012.

On April 2, 2012 and April 25, 2012, the Board approved and issued two option agreements for a total of 25,000 shares and 50,000 shares, respectively, of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.03 per share and $0.01 per share, respectively. Each of these grantees’ options vest over four years from the grant date.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(in thousands)

Accruals for disputed services	$2,318	$2,318
Accrued operating expenses	1,973	2,010
Accrued payroll related expenses	4	130
Accrued interest	8,389	7,677
Total	$12,684	$12,135

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

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral argument on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others. The parties are engaged in pretrial discovery, which is expected to continue at least through May 2012. We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint seeks to recover certain legal fees related to the plaintiffs’ services to us and other damages for tortious interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we maintain directors' and officers' liability insurance.  On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice. On October 18, 2011, the parties settled the matter, and will file a stipulation to dismiss the matter with prejudice. The District Court will retain jurisdiction to enforce the settlement.

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically the complaint asserts infringement of U.S. Patent No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement.

Note 7 – Geographic and Segment Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

	Three months ended
	March 31,	March 31,
	2012	2011
	(in thousands )

Revenue:
United States	$678	$319
Germany	48	50
Total	$726	$369

Net income (loss):
United States	$(165,102)	$9,243
Germany	(432)	(452)
Total	$(165,534)	$8,791

	March 31,	December 31,
	2012	2011
Identifiable assets:
United States	$7,398	$6,998
Germany	487	602
Total	$7,885	$7,600

Note 8 – Transactions with Related Parties

Ms. Laura A. Marriott serves as our Chairperson of the Board of Directors and Chief Executive Officer. In addition to her compensation as a non-executive member of our Board, Ms. Marriott is compensated as our Chief Executive Officer under a consulting agreement for which she received $100,000 in compensation from us during the three months ended March 31, 2012.

Mr. George G. O’Leary serves as a member of the Board of Directors and as Chief Operating Officer. Mr. O’Leary is also the Chairman of our Audit Committee. In addition to his compensation as a member of our Board, Mr. O’Leary is compensated as our acting Chief Operating Officer under a consulting agreement for which he received $5,840 in compensation from us during the three months ended March 31, 2012.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia has positioned itself to pioneer 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. We believe that our extensive intellectual property portfolio differentiates us from the competition. We strive to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including consumer oriented advertising, mobile couponing, and business-to-business track and trace solutions. We offer barcode management and infrastructure, reader solutions and IP licensing, as well as mobile couponing products and services. Our direct customers include brand owners and agencies looking to offer innovative mobile barcode solutions to their customer base. Our globally focused indirect channel includes handset manufacturers, mobile marketing platform providers, mobile marketing agencies and value added resellers.

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

In 2011, we focused on building a strong foundation which included strengthening the NeoMedia brand and helping to grow the industry through ongoing press relations and industry evangelization based on education and best practices as well as aligning the organization in terms of strategic focus and staffing. We will continue to focus on these same initiatives throughout 2012. We work closely with our customers to help ensure effective barcode implementations, increase their brand and consumer awareness and ultimately, drive the overall adoption of their mobile barcode initiatives. From our perspective, this evangelization activity has been successful and we believe that the NeoMedia brand is well positioned in the market. From a sales strategy perspective, we are pleased with the results of two of our strategic approaches. The first is the maximization of our patent portfolio through IP licensing, and the second is our two tiered sales focus on partnering with brands and agencies directly as well as partnering with key mobile marketing organizations to maximize the reach of our barcode management and infrastructure solutions.

NeoMedia has been active in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. Our IP portfolio currently consists of seventy four issued and pending patents. We have always licensed our portfolio to others in the ecosystem; however, our current IP licensees have generated significantly less revenue for us than we had anticipated. As the market for mobile barcodes continues to grow and we are able to collect royalties from existing licensees, we believe that these revenues should increase significantly. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP, focusing on the US market. We were hopeful that our IP licensing activities would begin to show significant results, in the form of new IP licensees, beginning in the fourth quarter of 2011, but given the lengthy negotiation process, we anticipate that revenues from licenses will be delayed until the second and third quarters of 2012. We plan to continue our vigorous pursuit of litigation against entities that we believe are infringing our patents and we believe this will help to drive further IP licensing activities.

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

Mobile barcodes continued to be an increasingly important engagement tool for brands and marketers in Q1 2012. Our platform has generated more than 73,000 mobile barcodes for use in marketing and advertising campaigns worldwide and continues to climb. The scan growth rate from our NeoReader product was up over 138% over Q1-2011. For NeoSphere, 1D scanning growth from Q1-2011 to Q1-2012 increased 27% and 2D scanning growth increased over 212%. In Q1-2012, we saw scan activity from 194 countries. We continue to be faced with downward price pressure in the market given the fragmented competitive environment for mobile barcode solutions as well as the ‘battle’ between free and fee based solutions. NeoMedia will continue to differentiate itself on the basis of its high quality product and service offerings and intellectual property portfolio. The sales process for mobile barcodes is a consultative sales process and in most cases, organizations are seeking an end-to-end solution, including mobile websites, applications, rich media, etc. Accordingly, NeoMedia has extended its partner relationships in order to be able to offer its customers a full service solution. These sales cycles tend to be much longer and much more resource intensive.

NeoMedia continues to promote an open and interoperable approach to the market to empower the mobile ecosystem – and deploys a partial indirect (also called managed direct or DNS prefixed) solution for our customers.

NeoReader has also experienced continued growth in Q1-2012. With pre-install agreements with Sony Ericsson and Samsung Electronics Italy, as well as downloadable via our own website, http://get.neoreader.com, and the key “app stores” including Android, Apple, Blackberry, Nokia and Ovi, our reader now has a reach to over 20 million consumers.  In the past twelve months, NeoReader downloads have increased 422% and we anticipate that this growth will continue as we improve our discoverability on the major app stores.  Our reader is offered free of charge for consumers and we anticipate this growth in consumer utilization will continue and help encourage brand adoption of mobile barcodes.  NeoMedia also offers NeoReader Enterprise and SDK for enterprise opportunities and is one of the few providers able to offer Aztec based solutions.

We will continue to look critically at our business to ensure that all business lines are effective and contributing to the ongoing success of NeoMedia. We will continue to attempt to maximize all revenue opportunities for our business in what we view as a time of market growth and opportunity, with a goal to get to self-sufficiency and profitability as soon as possible.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

Results of Operations

We continue to focus on growing our patent licensing and barcode infrastructure business. During the three months ended March 2012 and 2011, our operating losses were $835,000 and $1.4 million, respectively. Our net loss was ($165.5) million and net income was $8.8 million for the three months ended March 2012 and 2011, respectively. Our net income (loss) includes gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these gains and losses principally as a result of changes in the market value of our common stock. During the three months ended March 31, 2012, we reported losses on our hybrid financial instruments, warrants and debentures, totaling ($162.3) and during the three months ended March 31, 2011, we reported gains on our hybrid financial instruments, warrants and debentures, totaling $10.9 million. Due to the volatility of our stock price during the three months ended March 31, 2012, changes in the fair value of our derivative liabilities have a material impact on our overall net income (loss) which makes quarter and annual comparisons difficult.

Revenues. Revenues for the three months ended March 31, 2012 and 2011, respectively, were $726,000 and $369,000, an increase of $357,000, or 97%. Our revenues and product mix have changed as a result of changes in our operations and business strategy. We are no longer detailing the line items of our product revenues in an effort to preserve competitive advantage; however, two business lines, IP licensing and 2D Core (NeoSphere and NeoReader), account for the bulk of our revenue.

Cost of Revenues. Cost of revenues was $22,000 for the three months ended March 31, 2012 compared with $238,000 for the three months ended March 31, 2011, a decrease of $216,000, or 91%. Research and development decreased as we optimized our team for barcode management and infrastructure development and reduced the resources for our hardware operation.

Sales and Marketing. Sales and marketing expenses were $205,000 and $316,000 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $111,000, or 35%. We expect that our sales and marketing expense will increase as we continue to promote our business strategy and core technology.

General and Administrative. General and administrative expenses were $1,000,000 and $794,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of $206,000, or 26%. G&A expenses increased as a result of legal fees and other related commitments.

Research and Development. Research and development expenses were $334,000 and $401,000 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $67,000, or 17%. Research and development decreased as we optimized our team for barcode management and infrastructure development and reduced the resources for our hardware operation.

Loss from Operations.  For the three months ended March 31, 2012 and 2011, respectively, our loss from operations was $835,000 and $1.4 million. This improvement was primarily the result of increased revenue and gross profit.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended March 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a loss of $31.2 million and a gain of $2.5 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding common stock warrants that were issued in connection with the preferred stock and our debentures, at fair value. For the three months ended March 2012 and 2011, the liability related to warrants fluctuated resulting in a loss of $41.5 million and a gain of $1.8 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D preferred stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended March 2012 and 2011, the liability related to the derivative instruments embedded in the Series C and D preferred stocks and these debentures fluctuated, resulting in a loss of $89.6 million and a gain of $6.7 million, respectively.

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

Interest Expense Related to Convertible Debt. Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $2,392,000 and $753,000 for the three months ended March 31, 2012 and 2011, respectively. These fluctuations in interest expense were primarily the result of increased debenture financing outstanding during the three months ended March 2012 compared with the three months ended March 2011.

Net Income (Loss).  As a result of the above, during the three months ended March 31, 2012 and 2011, we experienced a net loss of ($165.5) million and net income of $8.8 million, respectively. This change resulted primarily from losses in the fair value of our hybrid and derivative instruments during the three months ended March 31, 2012 compared with a gain in 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $294,000 in cash and cash equivalents, an increase of $264,000, compared with $30,000 as of December 31, 2011.

Cash used in operating activities decreased to $966,000 for the three months ended March 31, 2012 compared with $1.5 million for the period ended March 31, 2011, representing increased revenues and decreased operational expenses.

Cash used in investing activities was $3,000 and $4,000 for the three months ended March 31, 2012 and 2011, respectively, representing the purchase of equipment.

Cash provided by financing activities during the three months ended March 31, 2012 was $1.225 million, reflecting gross proceeds of $1,300,000 from three Secured Debentures issued to YA Global, net of $75,000 in structuring and due diligence fees.

Conversions of our preferred stock or debentures into common stock have a positive effect on our future liquidity. During the year ended December 31, 2011, investors converted 3,250 shares of Series C preferred stock, 11,050 shares of Series D preferred stock, and $2,099,689 of principal and accrued interest on the convertible debentures. These conversions reduced the carrying value of the debentures and the associated derivative financial instruments, the Series C and D preferred stock, the Debentures payable carried at fair value, and as a result, strengthened our balance sheet. During the three months ended March 31, 2012, investors converted 246 shares of Series C preferred stock, 4,058 shares of Series D preferred stock, and $1,643,180 of principal and accrued interest on the convertible debentures. These conversions have reduced the carrying value of the derivative financial instruments, the Series C and D preferred stock, the debentures payable carried at fair value, and the Series C and D convertible preferred stock, and as a result, have continued to strengthen our balance sheet.

Subsequent Event

On April 26, 2012, we entered into a Securities Purchase Agreement and issued and sold a secured debenture to YA Global in the principal amount of $450,000. The debenture is convertible at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is July 29, 2012.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net income (loss) for the three months ended March 31, 2012 and 2011, respectively, was ($165.5) million and $8.8 million, of which ($162.3) million and $10.9 million, respectively, were net (losses)/gains related to our financing instruments. At March 31, 2012, we have an accumulated deficit of $410.8 million. We also have a working capital deficit of $234.7 million, of which $215.6 million is related to our financing instruments, including $103.4 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $112.2 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Our working capital deficit also includes a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. In the past we have entered into financing and investment agreements with YA Global. Should YA Global choose not to enter into any further financing arrangements with us as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we may not have sufficient funds to sustain our current operations. Our debenture obligations to YA Global currently mature on July 29, 2012.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements –

As of March 31, 2012, our cash balance was $294,000. NeoMedia’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our Common Stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our Common Stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C preferred stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2012 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2011, which we are in the process of remediating. Such weaknesses were:

•	Our senior management did not establish and maintain a proper tone as to internal control over financial reporting as of December 31, 2011. Specifically, our senior management was unable, due to time constraints, to promptly address all of the control weaknesses brought to their attention throughout this and the previous year’s audit; and

•	We, through our senior management, failed to maintain formalized accounting policies and procedures as of December 31, 2011. Once implemented, the policies and procedures should provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

•	Senior management did not consistently ensure that all recurring and non-recurring journal entries were subject to proper review and approval prior to posting to the general ledger. Although our review did not disclose any materially incorrect or improper entries, proper review and approval of all general ledger transactions should occur.

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

Inherent Limitations - Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - We made changes in the Company’s internal control over financial reporting during the period ended March 31, 2012 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes included the hiring of a new CFO and a new controller to have all finance personnel at its new headquarters in Boulder, Colorado.

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

Other than the SpyderLink, LLC complaint described in the paragraph below, the Company has not been involved in any new legal proceedings, or experienced any material developments in ongoing proceedings, during the three month period ended March 31, 2012. For more information on such past and ongoing legal proceedings please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC.

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically the complaint asserts infringement of U.S. Patent No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	By-laws of NeoMedia Technologies, Inc.		8-K	3.2	12/21/2010
3.2	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.3	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.4	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.5	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.6	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.7	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock date January 5, 2010.		8-K	3.1	1/11/2010
3.8	Certificate of Designation of the Series "D" Convertible Preferred Stock date January 5, 2010.		8-K	3.2	1/11/2010
3.9	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.10	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated March 5, 2010.		8-K	3.1	3/11/2010
10.1	Agreement, dated January 11, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	1/11/2012
10.2	Secured Convertible Debenture, No. NEOM-12-1, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	1/11/2012
10.3	Warrant, No. NEOM-0112, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	1/11/2012
10.4	Fifteenth Ratification Agreement, dated January 11, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	1/11/2012
10.5	Irrevocable Transfer Agent Instructions, dated January 11, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	1/11/2012
10.6	Agreement, dated February 6, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/6/2012
10.7	Secured Convertible Debenture, No. NEOM-12-2, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	2/6/2012
10.8	Warrant, No. NEOM-0212, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	2/6/2012
10.9	Sixteenth Ratification Agreement, dated February 9, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	2/6/2012
10.10	Irrevocable Transfer Agent Instructions, dated February 6, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	2/6/2012
10.11	Agreement, dated March 26, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	3/26/2012
10.12	Secured Convertible Debenture, No. NEOM-12-3, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	3/26/2012
10.13	Warrant, No. NEOM-0312, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	3/26/2012

10.14	Seventeenth Ratification Agreement, dated March 26, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	3/26/2012
10.15	Irrevocable Transfer Agent Instructions, dated March 26, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	3/26/2012
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

**Interactive data

**In accordance with the temporary hardship exemption provided by rule 201 of Regulation S-T, the date by which the interactive data files required to be submitted has been extended by six business days.

		X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: May 15, 2012	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer Chief Financial Officer and Principal Financial and Accounting Officer

