Form 10-Q/A
period 2012-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2012-05-21
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment #1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the quarterly period ended March 31, 2012

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Common Stock on May 7, 2012 was 1,100,236,551

Documents Incorporated By Reference - None

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10–Q/A to our Annual Report on Form 10–Q for the period ended March 31, 2012 originally filed with the Securities and Exchange Commission  (the “SEC”) on May 15, 2012 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q, in accordance with Rule 201 of Regulation S-T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.  Accordingly, this amendment should be read in conjunction with the original Form 10-K filing, as well as  our other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the original filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

ITEM 6. Exhibits and Financial Statement Schedules

(a) Exhibits

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

3

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

X
101.INS	XBRL Instance Document, furnished herewith				5/21/2012
101.SCH	XBRL Schema Document, furnished herewith				5/21/2012
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith				5/21/2012
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith				5/21/2012
101.PRE	SXBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith				5/21/2012
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith				5/21/2012

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: May 21, 2012
	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer