Form 10-Q
period 2012-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2012-08-14
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of outstanding shares of the registrant’s Common Stock on August 6, 2012 was 1,323,665,957.

1

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$136	$30
Trade accounts receivable, net of allowance of $19 and $19	916	674
Prepaid expenses and other current assets	238	194
Total current assets	1,290	898

Property and equipment, net	59	81
Goodwill	3,418	3,418
Proprietary software, net	428	757
Patents and other intangible assets, net	1,631	1,764
Cash surrender value of life insurance policies	687	653
Other long-term assets	25	29
Total assets	$7,538	$7,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$615	$598
Accrued expenses	4,336	12,135
Deferred revenues and customer prepayments	1,554	1,820
Note payable	15	91
Accrued purchase price guarantee	4,535	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	14,105	14,942
Derivative financial instruments - Series C and D preferred stock and debentures payable	3,409	9,171
Debentures payable - carried at amortized cost	304	16,317
Debentures payable - carried at fair value	76,517	16,458
Total current liabilities	106,096	76,773

Commitments and contingencies (Note 6)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,840 and 5,086 shares issued and outstanding, liquidation value of $4,840 and $5,086	4,840	5,086
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 13,950 shares issued and outstanding, liquidation value of $348 and $1,395	348	1,395

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 1,251,019,135 and 541,999,246 shares issued and 1,251,004,000 and 541,984,111 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	1,251	542
Additional paid-in capital	182,635	170,006
Accumulated deficit	(286,659)	(245,244)
Accumulated other comprehensive loss	(194)	(179)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(103,746)	(75,654)
Total liabilities and shareholders’ deficit	$7,538	$7,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$461	$767	$1,187	$1,136
Cost of revenues	6	237	28	475
Gross profit	455	530	1,159	661

Sales and marketing expenses	215	305	420	621
General and administrative expenses	913	827	1,913	1,621
Research and development costs	259	429	593	830

Operating Loss	(932)	(1,031)	(1,767)	(2,411)

Loss on extinguishment of debt	(27,479)	-	(27,479)	-
Gain/(loss) from change in fair value of hybrid	36,773	(15,899)	5,603	(13,428)
financial instruments
Gain/(loss)from change in fair value of	42,409	(87)	921	1,695
derivative liability - warrants
Gain/(loss) from change in fair value of derivative liability -
Series C and D preferred stock and debentures	75,351	(37,941)	(14,298)	(31,270)
Interest expense related to convertible debt	(2,003)	(904)	(4,395)	(1,657)

Net Income (loss)	$124,119	$(55,862)	$(41,415)	$(47,071)

Dividends on convertible preferred stock	-	-	-	-

Net Income (loss) available to common shareholders	$124,119	$(55,862)	$(41,415)	$(47,071)

Comprehensive income (loss):
Net income (loss)	124,119	(55,862)	(41,415)	(47,071)
Other comprehensive loss -
foreign currency translation adjustment	(8)	(4)	(15)	(13)

Comprehensive Income (loss)	$124,111	$(55,866)	$(41,430)	$(47,084)

Net income (loss) per share, basic and diluted:
Basic	$0.11	$(0.41)	$(0.13)	$(1.02)
Fully diluted	$0.00	$(0.41)	$(0.13)	$(1.02)

Weighted average number of common shares:
Basic	1,148,526,738	137,692,460	326,414,797	46,114,822
Fully diluted	8,113,106,249	137,692,460	326,414,797	46,114,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

(in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Comprehensive (Loss)	Accumulated Deficit	Shares	Amount	Shareholders' Deficit
Balance, December 31, 2011	541,984,111	$542	$170,006	$(179)	$(245,244)	2,012	$(779)	$(75,654)

Shares issued upon conversions of Series C preferred stock	34,168,248	34	844					878

Shares issued upon conversions of Series D preferred stock	142,457,436	143	2,199					2,342

Shares issued upon conversions of convertible debentures	532,394,205	532	9,572					10,104

Stock-based compensation expense			14					14

Comprehensive income (loss) - foreign currency translation adjustment				(15)				(15)

Net loss					(41,415)			(41,415)

Balance, June 30, 2012	1,251,004,000	$1,251	$182,635	$(194)	$(286,659)	2,012	$(779)	$(103,746)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	June 30,	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income (loss)	$(41,415)	$(47,071)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	487	489
Loss on extinguishment of debt	27,479	-
(Gain)/Loss from change in fair value of hybrid financial instruments	(5,603)	13,428
(Gain)/Loss from change in fair value of derivative liability - warrants	(921)	(1,695)
(Gain)/Loss from change in fair value of derivative liability -
Series C and D preferred stock and debentures	14,298	31,270
Interest expense related to convertible debt	4,395	1,657
Interest paid on convertible debt	-	(1,000)
Stock-based compensation expense	14	52
Increase in value of life insurance policies	(34)	(2)

Changes in operating assets and liabilities
Trade and other accounts receivable	(242)	99
Inventories	-	(33)
Prepaid expenses and other assets	(44)	(60)
Accounts payable and accrued liabilities	(53)	(116)
Deferred revenue and other current liabilities	(342)	510
Net cash used in operating activities	(1,981)	(2,472)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(3)	(5)
Net cash used in investing activities	(3)	(5)

Cash Flows from Financing Activities:
Borrowings under convertible debt instruments, net	2,075	2,460
Net cash provided by financing activities	2,075	2,460

Effect of exchange rate changes on cash	15	5

Net change in cash and cash equivalents	106	(12)

Cash and cash equivalents, beginning of period	30	80
Cash and cash equivalents, end of period	$136	$68

Supplemental cash flow information:
Interest paid during the period	$-	$1,000
Series C preferred stock converted to common stock	$878	$7,736
Series D preferred stock converted to common stock	$2,342	$-
Convertible debentures converted to common stock	$10,104	$-
Shares issued for acquisition of patent rights	$-	$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - General

Business – NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), was founded in 1989 and is headquartered in Boulder, Colorado. We have pioneered 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. NeoMedia strives to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including mobile marketing and advertising as well as mobile couponing. We offer barcode management and infrastructure, reader solutions and intellectual property licensing.

NeoMedia has been involved in, and has strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. Our IP portfolio currently consists of seventy-four issued and pending patents. We believe that our extensive IP portfolio differentiates us from the competition.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net loss for the six months ended June 30, 2012 and 2011, respectively, was $41.4 million and $47.1 million, of which $35.3 million and $43.0 million, respectively, were net losses related to our financing instruments. Net cash used by operations during the six months ended June 30, 2012 and 2011 was $2.0 million and $2.5 million, respectively. At June 30, 2012, we have an accumulated deficit of $286.7 million. We also have a working capital deficit of $104.8 million, of which $94.3 million is related to our financing instruments, including $90.6 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $3.7 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Our working capital deficit also includes a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months. We will require additional financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to attempt to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with continued financing, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we may not have sufficient funds to sustain our current operations. Our debenture obligations to YA Global currently mature on August 1, 2013.

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

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of our common stock, par value $0.001 per share (“Common Stock”), outstanding during the period. During the three and six months ended June 30, 2011 and the six months ended June 30, 2012, we reported a net loss per share, and as such, basic and diluted losses per share were equivalent. During the three months ended June 30, 2012, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Numerator:
Net income (loss)	$124,119	$(55,862)	$(41,415)	$(47,071)

Effect of dilutive securities – adjustment for:
Change in fair value of derivative liability Series C and D preferred stock and debentures	(75,351)	-	-	-
Change in fair value of derivative liability - warrants	(42,409)	-	-	-
Change in fair value of hybrid financial instruments	(36,773)	-	-	-
Loss on extinguishment of debt	27,479	-	-	-
Interest expense on convertible debt	2,003	-		-
Numerator for diluted earnings per share- income (loss) available to common stockholders after assumed conversions of debentures and exercise of warrants	$(932)	$(55,862)	$(41,415)	$(47,071)

Denominator
Weighted average shares used to compute basic EPS	1,148,526,738	137,692,460	326,414,797	46,114,822
Effect of dilutive securities:
Employee stock options	-	-	-	-
Derivative warrants	1,091,953,786
Convertible debentures	5,129,818,595	-	-	-
Convertible preferred stock	742,807,130	-	-	-
Dilutive potential common shares	6,964,579,511	-	-	-

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions and exercise of options	8,113,106,249	137,692,460	326,414,797	46,114,822

Basic earnings per share	$0.11	$(0.41)	$(0.13)	$(1.02)
Diluted earnings per share	$0.00	$(0.41)	$(0.13)	$(1.02)

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

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have recently been issued:

ASU No. 2012-01	July 2012	Health Care Entities (Topic 954): Continuing Care Retirement Communities—Refundable Advance Fees

ASU No. 2012-02	July 2012	Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any material future effect on our consolidated financial statements.

Note 3 – Financing

At June 30, 2012, financial instruments arising from our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of thirty-four secured convertible debentures issued between August 2006 and June 2012 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures - The underlying agreements for each of the thirty-four debentures are very similar in form, except in regard to the interest rate, conversion prices, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership of the outstanding common stock, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets.  The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010, 2011 and 2012 financings.

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

At inception, we elected to bifurcate the embedded derivatives related to the Series C and Series D preferred stock and certain debentures, while electing the fair value option for the March 2007, August 2007, April 2008, May 2008 and April 2012 Debentures. FASB ASC 825, Financial Instruments, allows us to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt.

On May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2013 and reduce the interest rates to 9.5% per year, with interest being payable on the maturity date in cash or, provided certain equity conditions are satisfied, in shares of our Common Stock at the applicable conversion price. Because the effect of the modifications exceeded a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures are considered to be retired and new debentures issued. The existing instruments were first adjusted to fair value as of May 25, 2012 using the interest rate and maturity date prior to the amendment. The fair value of the new instruments was then calculated using the modified interest rate and maturity date to determine the fair value of the instrument subsequent to the amendment. The differences in the fair values before and after the amendment were recorded as an extinguishment loss of approximately $27.5 million in the accompanying statements of operations.

As of the date of the modification, we have elected to carry all modified debentures at the fair value of the hybrid instrument with changes in the fair value of the debentures charged or credited to income each period.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2012:

					Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture	Face	Interest Rate Prior to	Interest Rate Subsequent to	Default Interest	Fixed	Anti-Dilution Adjusted		Default	Look-back
Issuance Year	Amount	Modification	Modification	Rate	Price	Price	%	%	Period
	(in thousands)
2006	$6,080	10%	9.5%	n/a	$2.00	$0.00648	90%	n/a	125 Days
2007	7,036	13%-14%	9.5%	n/a	$2.00	$0.00576-$0.00648	80%-90%	n/a	125 Days
2008	6,468	14%- 15%	9.5%	20%-24%	$1.00-$2.00	$0.00576-$0.00684	80%-95%	50%-75%	125 Days
2009	1,778	14%	9.5%	20%	$2.00	$0.006840	95%	50%	125 Days
2010	3,881	14%	9.5%	20%	$0.10- $0.30	$0.006840	95%	50%	60 Days
2011	2,576	14%	9.5%	20%	$0.10	$0.006840	95%	50%	60 Days
2012	2,200	14%	9.5%	20%	$0.10	$0.006840	95%	50%	60 Days
Total	$30,019

For the portion of the debentures held by investors other than YA Global (which debentures were not modified on May 25, 2012) and for the Series C and Series D preferred stock, the election to carry the instruments at fair value in their entirety is not available. Accordingly, we continue to bifurcate the compound embedded derivatives related to the Series C and Series D preferred stock and these debentures and carry these financial instruments as liabilities in the accompanying balance sheet. Significant components of the compound embedded derivative include (i) the embedded conversion feature, (ii) down-round anti-dilution protection features and (iii) default, non-delivery and buy-in puts, all of which were combined into one compound instrument that is carried at fair value as a derivative liability. Changes in the fair value of the compound derivative liability are charged or credited to income each period.

The table below summarizes the significant terms of the debentures that are carried at their amortized cost and for which the compound embedded derivative is bifurcated and accounted for as a derivative liability as of June 30, 2012:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
Debenture Issuance Year	Face Amount	Interest Rate	Default Interest Rate	Fixed Price	Anti-Dilution Adjusted Price	%	Default %	Look-back Period
	(in thousands)
2006	$304	10.0%	n/a	$2.00	$0.00648	90%	n/a	125 days

Conversions –Our preferred stock and convertible debentures are convertible into shares of our common stock. Upon conversion of any of the convertible financial instruments in which the compound embedded derivative is bifurcated, the carrying amount of the debt, including any unamortized premium or discount, and the related derivative instrument liability are credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. For instruments that are recorded in their entirety at the fair value of the hybrid instrument, the fair value of the hybrid instrument converted is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized.

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion.

		Preferred	Preferred	Common
	Preferred shares	shares	shares	shares
	issued	converted	remaining	issued
	(in thousands)

Series C preferred stock	22	17	5	273,382
Series D preferred stock	25	22	3	245,162

The outstanding principal and accrued interest for the debentures as of June 30, 2012 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding	Principal and
	principal and	accrued interest	Common
	accrued interest at	converted since	shares
	June 30, 2012	inception	issued
(in thousands)

Debentures	$44,258	$5,576	717,367

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

2012 Financing Transactions – During 2012, we entered into Agreements to issue and sell five debentures to YA Global in the aggregate principal amount of $2,200,000. The debentures are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. Except for the June 1, 2012 debenture, at inception, all the debentures had an interest rate of 14% per year and had a maturity date of July 29, 2012. Subsequent to the May 25, 2012 modification, all the debentures bear interest at 9.5% and mature on August 1, 2013. We have the right to redeem a portion or all amounts outstanding under the debentures at a redemption premium of 10%, plus accrued interest.  We also issued warrants to YA Global in conjunction with the debentures. The warrants were issued with an initial fixed exercise price of $0.15 per share; however, as a result of the anti-dilution protection in these warrants, the issuance of subsequent debentures for a lower price resets the fixed exercise price of the warrants to the lower price and adjusts the number of warrant shares issuable. All warrants issued during 2012 have a term of five years.

The following table provides a summary of the allocation of the components of the new debentures and warrants issued during the three months ended June 30, 2012. The hybrid debt instruments were valued as the present value of the cash flows, enhanced by the fair value of the conversion option valued using a Monte Carlo Simulation valuation method. The warrants were valued using a binomial lattice option valuation method. Significant assumptions used to value the hybrid debt instruments and warrants as of inception of the financings are also provided in the table below.

	April 26,	June 1,
	2012	2012
	issuance	issuance
	(in thousands)

Gross proceeds	$450	$450
Structuring and due diligence fee	(25)	(25)
	$425	$425

Hybrid instrument	$(878)	$(799)
Derivative warrants	(11)	(9)
Day one derivative loss	464	383
	$(425)	$(425)

Warrant shares issued (in thousands)	1,000	1,000

Initial exercise price of warrants	$0.1500	$0.1500

Warrant valuation inputs:
Anti-dilution adjusted exercise price	$0.0117	$0.0093
Expected life	5 years	5 years
Estimated volatility	178%	179%
Risk free rate of return	0.36%	0.32%
Dividend yield	--	--

Hybrid instrument valuation inputs:
Conversion price	$0.007125	$0.009300
Equivalent volatility	247%	178%
Equivalent interest risk	14.00%	14.00%
Equivalent credit risk	7.20%	7.18%

Fair value disclosures

Bifurcated Embedded Derivative Instruments – Series C and Series D preferred stock and Convertible Debentures held by investors other than YA Global - For financings in which the embedded derivative instruments are bifurcated and recorded separately, the compound embedded derivative instruments are valued using a Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection.  Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price of the debenture, the conversion price adjusts to that lower amount.

The assumptions included in the calculations are highly subjective and subject to interpretation.  Assumptions used as of June 30, 2012 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 1.09 years, equivalent volatility of 164%, equivalent interest rate of 8%, equivalent credit-risk adjusted rate of 7.21% and anti-dilution adjusted conversion price of $0.006984, (ii) Convertible Debentures: remaining term of 0.08 years, equivalent volatility of 118%, equivalent interest rate of 10%, equivalent credit-risk adjusted rate of 7.21% and anti-dilution adjusted conversion price of $0.00648. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the Common Stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On June 30, 2012, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

 The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of June 30, 2012 and December 31, 2011.

June 30, 2012				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$4,840	$4,840	$-	$3,124	692,965
Series D preferred stock	$348	$348	$-	203	49,842

Debentures:
2006	$304	$304	$36	82	51,585
Total	$304	$304	$36	$3,409	794,392

December 31, 2011				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$5,086	$5,086	$-	$554	499,084
Series D preferred stock	$1,395	$1,395	$-	152	136,899

Debentures:
2006	$7,061	$7,061	$3,550	1,554	1,128,515
2008	4,788	4,788	2,226	932	712,474
2009	1,983	1,965	736	370	278,427
2010	3,881	1,426	770	2,692	470,718
2011	4,725	1,077	376	2,917	436,730
Total	$22,438	$16,317	$7,658	$9,171	3,662,847

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of June 30, 2012 and December 31, 2011 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of June 30, 2012 and December 31, 2011 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

As discussed above, on May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2013 and those debentures are now accounted for as hybrid instruments and are carried in their entirety at fair value. The debentures outstanding at June 30, 2012 of $304,000 shown above represent a portion of the debentures issued to YA Global which had previously been transferred by YA Global to other parties. These debentures were not modified and continued to mature on July 29, 2012. Subsequent to June 30, 2012 and prior to their maturity on July 29, 2012, all these debentures were converted by the holders into shares of our common stock.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statements of operations.

 The changes in fair value of these derivative financial instruments were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Series C preferred stock	$11,915	$(10,285)	$(3,202)	$(7,845)
Series D preferred stock	1,946	(2,813)	(1,346)	(2,261)

Debentures:
2006	18,815	(8,901)	(3,070)	(7,013)
2008	13,391	(5,503)	(1,350)	(4,265)
2009	4,964	(2,260)	(486)	(1,871)
2010	11,901	(4,702)	(34)	(4,067)
2011	8,896	(3,072)	(4,825)	(2,767)
2012	3,523	-	15	-
	75,351	(37,536)	(14,298)	(30,089)
Less: Day-one loss from debenture financings	-	(405)	-	(1,181)
Gain (loss) from change in fair value of derivative liability	$75,351	$(37,941)	$(14,298)	$(31,270)

Hybrid Financial Instruments Carried at Fair Value –- Since inception, the March 2007, August 2007, April 2008, May 2008 and April 2012 convertible debentures have been recorded in their entirety at fair value as hybrid instruments in accordance with FASB ASC 815-15-25-4 with subsequent changes in fair value charged or credited to income each period. As of May 25, 2012, we elected the fair value option for all other convertible debentures held by YA Global upon a re-measurement date that was triggered by significant modifications of the financial instruments.

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. At inception, the March 2007, August 2007, April 2008 and May 2008 debentures were valued using the common stock equivalent approach.  For the April 26, 2012 debenture and, effective May 25, 2012 for all other debentures, the Company changed its method of estimating the fair value of the hybrid instrument to consider the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of June 30, 2012 included: (i) present value of future cash flows for the debenture using a risk adjusted interest rate of 7.21%, (ii) remaining term of 1.09 years, (iii) equivalent volatility of 164%, equivalent interest rate of 9.5%, equivalent credit-risk adjusted rate of 7.21% and anti-dilution adjusted conversion prices ranging from $0.00576- $0.00684.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of June 30, 2012 and December 31, 2011.

June 30, 2012			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$6,080	$17,301	1,531,358
2007	7,036	19,512	1,748,554
2008	6,468	17,758	1,586,202
2009	1,778	4,478	391,651
2010	3,881	8,355	735,667
2011	2,576	5,259	464,141
2012	2,200	3,854	342,958
Total	$30,019	$76,517	6,800,531

December 31, 2011			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2007	$7,682	$13,115	836,428
2008	1,680	3,343	200,001
Total	$9,362	$16,458	1,036,429

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

2006	$1,734	$-	$1,734	$-
2007	24,068	(12,052)	(989)	(10,032)
2008	9,663	(3,847)	3,550	(3,396)
2009	433	-	433	-
2010	896	-	896	-
2011	512	-	512	-
2012	314	-	314	-
	37,620	(15,899)	6,450	(13,428)
Less: Day-one loss from debenture financings	(847)		(847)
Gain (loss) from changes in fair value of hybrid instruments	$36,773	$(15,899)	$5,603	$(13,428)

Warrants - The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		June 30, 2012			December 31, 2011
		Anti-Dilution			Anti-Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
Warrants issued with preferred stock:			(in thousands)			(in thousands)
Series D preferred stock	2017	0.007125	315,789	$2,587	0.00998	225,564	$2,535

Warrants issued with debentures:
2007	2012	0.007125	210,526	492	0.00998	401,002	1,510
2008	2015	0.007125	860,526	6,325	0.00998	614,662	6,876
2010	2015	0.007125	294,035	2,152	0.00998	210,025	2,335
2011	2016	0.007125	210,526	1,684	0.00998	150,376	1,686
2012	2017	0.007125	105,263	865	n/a	--	--
Total			1,996,665	$14,105		1,601,629	$14,942

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of June 30, 2012 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 88% to 216%, and risk-free rates of return of 0.04% to 0.72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected Common Stock price volatility over the remaining term of the warrants. As a result of the anti-dilution provisions, the fixed exercise price of the warrants has been reset equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the previously stated exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Warrants issued with preferred stock:	(in thousands)		(in thousands)
Series C preferred stock	$-	$-	$-	$53
Series D preferred stock	6,819	(11)	(52)	178

Warrants issued with debentures:
2006	-	(13)	-	127
2007	4,356	(14)	1,019	129
2008	19,093	(25)	550	383
2010	6,525	(43)	183	668
2011	4,578	19	1	157
2012	1,038	-	(780)	-
Total	$42,409	$(87)	921	$1,695

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the six months ended June 30, 2012:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2011:	$9,171	$14,942	$16,458	$40,571

Issuances:
January 11, 2012	289	13	-	302
February 6, 2012	176	9	-	185
March 26, 2012	287	42	-	329
April 26, 2012	-	11	878	889
June 1, 2012	-	9	799	808

Fair value adjustments:
Compound embedded derivatives	14,298	-	-	14,298
Warrant derivatives	-	(921)	-	(921)
Hybrid instruments	-	-	(5,603)	(5,603)

Change to fair value option related to	(29,656)	-	29,656	-
compound embedded derivative

Change to fair value option related to
debenture carrying value	-	-	26,809	26,809

Day-one loss from derivative financings	-	-	(847)	(847)

Extinguished	17,787		9,692	27,479

Conversions:
Series C preferred stock	(632)	-	-	(632)
Series D preferred stock	(1,295)	-	-	(1,295)
August 24, 2006 financing	(740)	-	-	(740)
December 29, 2006 financing	(176)	-	-	(176)
March 27, 2007 financing	-	-	(740)	(740)
August 24, 2007 financing	-	-	(585)	(585)
May 1, 2009 financing	(21)	-	-	(21)
April 13, 2011 financing	(226)	-	-	(226)
May 31, 2011 financing	(885)	-	-	(885)
June 28, 2011 financing	(414)	-	-	(414)
July 13, 2011 financing	(1,656)	-	-	(1,656)
August 15, 2011 financing	(1,440)	-	-	(1,440)
September 15, 2011 financing	(1,458)	-	-	(1,458)

Ending balance, June 30, 2012	$3,409	$14,105	$76,517	$94,031

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

Subsequent events

Subsequent to June 30, 2012, holders of convertible debentures converted $479,898 of principal and accrued interest on those debentures into 72,661,957 shares of our common stock.

A secured convertible debenture in the amount of $450,000, together with warrants to purchase 1,000,000 common shares, was issued on July 20, 2012. The debenture is convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is August 1, 2013.

Note 4 – Stock-Based Compensation

On April 2, 2012 and April 25, 2012, the Board approved and issued two option agreements for a total of 25,000 shares and 50,000 shares, respectively, of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.03 per share and $0.01 per share, respectively. Each of these grantees’ options vest over four years from the grant date.

We used the following assumptions to value the stock options granted during the six months ended June 30, 2012:

June 30,
2012
Volatility	156%-169%
Expected dividends	-
Expected term (in years)	5.79
Risk-free rate	2.7%-2.89%

Total stock-based compensation expense recorded in the statement of operations was $6,500 and $25,000 for the three months ended June 30, 2012 and 2011, respectively and $13,700 and $52,000 for the six months ended June 30, 2012 and 2011, respectively.

A summary of the transactions and status of our granted, vested and exercisable options during the six months ended June 30, 2012 follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2011	1,127	$0.02
Granted	75	$0.02
Exercised	-	$-
Forfeited	(102)	$0.03
Outstanding at June 30, 2012	1,100	$0.02	$-	9.6
Exercisable at June 30, 2012	689	$0.02	$-	8.4

A summary of the status of our non-vested options as of June 30, 2012 and changes during the six months ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2011	667	$0.01
Granted	75	$0.14
Vested	(229)	$0.04
Forfeited	(102)	$0.03
Nonvested at June 30, 2012	411	$0.01

The following table summarizes information about our stock options outstanding at June 30, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.014 to $0.03	990	9.0	$0.02	601	$0.02
$0.05	100	8.7	$0.05	83	$0.05
$0.14	10	8.4	$0.14	5	$0.14
	1,100	9.1	$0.02	689	$0.02

There were no stock options exercised during the three and six months ended June 30, 2012.

Subsequent Events:

On July 23, 2012, the Board approved the issuance, under our 2011 Stock Incentive Plan, of four option agreements (each for 25,000 shares of our common stock) to each member of the Board of Directors, at an exercise price of $0.008 per share. Each of these grantees’ options vest over four years from the date of the grant.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(in thousands)

Accruals for disputed services	$2,318	$2,318
Accrued operating expenses	1,940	2,010
Accrued payroll related expenses	4	130
Accrued interest	74	7,677
Total	$4,336	$12,135

Note 6 – Contingencies

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of the following legal actions is unlikely to have a material effect on our financial position or operating results.

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral argument on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others.  We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint. There is no new status on this case to report.

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

 Note 7 – Geographic and Segment Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands )		(in thousands)

Revenue:
United States	$430	$454	$1,107	$773
Germany	31	313	80	363
Total	$461	$767	$1,187	$1,136

Net income (loss):
United States	$124,435	$(55,664)	$(40,765)	$(46,421)
Germany	(316)	(198)	(650)	(650)
Total	$124,119	$(55,862)	$(41,415)	$(47,071)

	June 30,	December, 31
	2012	2011
Identifiable assets:
United States	$7,059	$6,998
Germany	479	602
Total	$7,538	$7,600

Note 8 – Transactions with Related Parties

Ms. Laura A. Marriott serves as our Chairperson of the Board of Directors and Chief Executive Officer. In addition to her compensation as a non-executive member of our Board, Ms. Marriott is compensated as our Chief Executive Officer under a consulting agreement for which she received $105,600 and $205,600 in compensation from us during the three and six months ended June 30, 2012, respectively.

Mr. George G. O’Leary serves as a member of the Board of Directors and as Chief Operating Officer. Mr. O’Leary is also the Chairman of our Audit Committee. In addition to his compensation as a member of our Board, Mr. O’Leary is compensated as our acting Chief Operating Officer under a consulting agreement for which he received $5,920 and $11,760 in compensation from us during the three and six months ended June 30, 2012, respectively.

Mr. Barry S. Baer serves as Chief Financial Officer. Mr. Baer is compensated as our Chief Financial Officer under a consulting agreement for which he received $22,122 and $35,247 in compensation from us during the three and six months ended June 30, 2012, respectively.

 Subsequent Event:

On July 23, 2012, the Board approved the issuance, under our 2011 Stock Incentive Plan, of four option agreements (each for 25,000 shares of our common stock) to each member of the Board of Directors, at an exercise price of $0.008 per share. Each of these grantees’ options vest over four years from the date of the grant.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia has positioned itself to pioneer 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. We believe that our extensive intellectual property portfolio differentiates us from the competition. We strive to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including mobile marketing and advertising as well as mobile couponing. We offer barcode management and infrastructure, reader solutions and IP licensing

According to the Multichannel Merchant, 47% of marketers are using QR codes and an additional 15% plan to do so this year (June 2012). Temkin Group also reported, in April 2012, that 24% of consumers are using QR codes. As companies of all sizes begin to recognize the economic potential of mobile barcodes, we continue to focus our efforts on positioning ourselves to take part in this rapidly expanding marketplace. We are focusing our sales activities primarily in the United States, Europe and Latin America.

From a sales strategy perspective, we are focused in two key areas: the first is the maximization of our patent portfolio through IP licensing, and the second is our two tiered sales focus on partnering with brands and agencies directly as well as partnering with key mobile marketing organizations to maximize the reach of our barcode management and infrastructure solutions.

NeoMedia has been active in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. Our IP portfolio currently consists of seventy-four issued and pending patents. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP, focusing on the US market. We have closed one new licensing agreement in Q2-2012 and are hopeful that our IP licensing activities will generate significant new licensees in the third and fourth quarters of 2012. We have established a rate card for IP licensing which we anticipate will help to expedite the licensing opportunities currently underway. We intend to continue to vigorously pursue or defend, as applicable, claims effecting the business interests and intellectual property of the Company.

Our barcode management and infrastructure solution includes both our barcode reader (NeoReader) as well as our barcode infrastructure solutions (NeoSphere). Mobile barcodes continued to be an increasingly important engagement tool for brands and marketers. Our platform has generated more than 75,000 mobile barcodes for use in marketing and advertising campaigns worldwide and continues to climb. In Q2-2012, the scan rate from our NeoReader product was up over 119% over Q2-2011. For NeoSphere, 1D scanning growth from Q2-2011 to Q2-2012 was 41% and 2D scanning increased over 149%. In Q2-2012, we saw scan activity from 193 countries. We continue to be faced with downward price pressure in the market given the fragmented competitive environment for mobile barcode solutions as well as the ‘battle’ between free and fee based solutions. We believe that NeoMedia will continue to differentiate itself on the basis of its high quality product and service offerings, customizable and full service solutions and intellectual property portfolio. The sales process for mobile barcodes is a consultative sales process and our research suggests that in most cases, organizations are seeking an end-to-end solution, including mobile websites, applications, rich media, etc. Accordingly, NeoMedia has extended its partner relationships in order to be able to offer its customers a full service solution. Our research indicates that these sales cycles tend to be much longer and much more resource intensive. We have also seen a significant increase in NeoReader SDK sales activity.

NeoMedia continues to promote an open and interoperable approach to the market to empower the mobile ecosystem – and deploys a partial indirect (also called managed direct or DNS prefixed) solution for our customers.

NeoReader has also experienced continued growth in Q2-2012. With pre-install agreements with Sony Mobile and Samsung Electronics Italy, as well as being downloadable via our own website, http://get.neoreader.com, and from the key “app stores” including Android, Apple, Blackberry, Nokia and Ovi, our reader now has over 25 million installations.  In the past twelve months, NeoReader downloads have increased 344%.  Our reader is offered free of charge for consumers and we anticipate this growth in consumer utilization will continue and help encourage brand adoption of mobile barcodes.  NeoMedia also offers NeoReader Enterprise and SDK for enterprise opportunities and our research suggests that we are one of the few providers able to offer Aztec based solutions.

We have had a significant reduction in operating expenses over the past 6 months and have continued to see a growth in overall revenues. We are confident that we now have the right team in place to realize our goals and strategies and believe the last 6 months of 2012 will be significant for us in terms of revenue growth and IP license fees.

Management Changes

There were no changes to the management team during the three months ended June 30, 2012.

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Results of Operations

We continue to focus on growing our patent licensing and barcode management and infrastructure business. During the six months ended June 30, 2012 and 2011, our operating losses were $1.8 million and $2.4 million, respectively. Our net loss was $41.4 million and $47.1 million for the six months ended June 30, 2012 and 2011, respectively. Our net loss includes gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these gains and losses principally as a result of changes in the market value of our common stock. During the six months ended June 30, 2012, we reported losses on our hybrid financial instruments, warrants and debentures, totaling $35.3 million and during the six months ended June 30, 2011, we reported losses on our hybrid financial instruments, warrants and debentures, totaling $43.0 million. Due to the volatility of our Common Stock price during the six months ended June 30, 2012, changes in the fair value of our derivative liabilities have a material impact on our overall net loss which makes quarter and annual comparisons difficult.

Revenues. Revenues for the three months ended June 30, 2012 and 2011, respectively, were $461,000 and $767,000, a decrease of $306,000, or 40%. Revenues for the six months ended June 30, 2012 and 2011 were $1.2 million and $1.1 million, an increase of $51,000, or 5%. Our revenues and product mix have changed as a result of changes in our operations and business strategy with two business lines, IP licensing and 2D Core (NeoSphere and NeoReader), accounting for the bulk of our revenue in 2012, whereas hardware sales accounted for the bulk of our revenue in 2011.

Cost of Revenues. Cost of revenues was $6,000 for the three months ended June 30, 2012 compared with $237,000 for the three months ended June 30, 2011, a decrease of $231,000, or 97%. Cost of revenues was $28,000 for the six months ended June 30, 2012 compared with $475,000 for the six months ended June 30, 2012, a decrease of $447,000 or 94%. These decreases reflect the change in our revenues to IP licensing and 2D Core, compared with hardware sales in 2011.

Sales and Marketing. Sales and marketing expenses were $215,000 and $305,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $90,000, or 30%. Sales and marketing expenses were $420,000 and $621,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $201,000 or 32%. We expect that our sales and marketing expense will increase as we continue to promote our business strategy and core technology.

General and Administrative. General and administrative expenses were $913,000 and $827,000 for the three months ended June 30, 2012 and 2011, respectively, an increase of $86,000, or 10%. General and administrative expenses were $1.9 million and $1.62 million for the six months ended June 30, 2012 and 2011, respectively, an increase of $278,000 or 17%. G&A expenses increased as a result of legal fees and other related commitments. We expect these to decrease in the last six months of 2012.

Research and Development. Research and development expenses were $259,000 and $429,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $170,000, or 40%. Research and development expenses were $593,000 and $830,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $237,000 or 29%. Research and development expenses decreased as we optimized our team for barcode management and infrastructure development and reduced the resources for our hardware operation.

Loss from Operations.   For the three months ended June 30, 2012 and 2011, respectively, our loss from operations was $932,000 and $1.03 million. For the six months ended June 30, 2012 and 2011, respectively, our loss from operations was $1.8 million and $2.4 million. This improvement was primarily the result of increased revenue and gross profit.

Loss on Extinguishment of Debt.   On May 25, 2012, the terms of debentures issued by us and held by YA Global were modified to extend the stated maturity dates from July 29, 2012 to August 1, 2013 and to revise the interest rates to 9.5% per year. Because the effect of these modifications exceeded a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures are considered to be retired and new debentures issued. The instruments were first adjusted to fair value as of May 25, 2012 using the interest rate and maturity date prior to the amendment. The fair value of the instrument was then calculated using the modified interest rate and maturity date to determine the fair value of the instrument subsequent to the amendment. The differences in the fair values before and after the amendment were recorded as an extinguishment loss of approximately $27.5 million.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended June 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a gain of $36.7 million and a loss of $15.9 million, respectively. For the six months ended June 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a gain of $5.6 million and a loss of $13.4 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended June 30, 2012 and 2011, the liability related to these instruments fluctuated, resulting in a gain of $42.4 million and a loss of $87,000, respectively. For the six months ended June 30, 2012 and 2011, the liability related to warrants fluctuated resulting in a gain of $921,000 and a gain of $1.7 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D preferred stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended June 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a gain of $75.3 million and a loss of $37.9 million, respectively. For the six months ended June 30, 2012 and 2011, the liability related to the derivative instruments embedded in the Series C and D preferred stocks and these debentures fluctuated, resulting in a loss of $14.3 million and a loss of $31.3 million, respectively.

The changes in the fair values of our hybrid financial instruments and our derivative liabilities were primarily the result of fluctuations in the value of our common stock during the period. Because our Common Stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion or exercise prices, it is possible that further fluctuations in the market price of our common stock could cause the fair value of these instruments to increase or decrease significantly in future periods. The fair values of these instruments are subject to volatility so long as the preferred stock, debentures and warrants are outstanding. These instruments will no longer be volatile upon their conversion or exercise into common stock.

Interest Expense Related to Convertible Debt - Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $2.0 million and $904,000 for the three months ended June 30, 2012 and 2011, respectively. Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $4.4 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively. These fluctuations in interest expense were primarily the result of increased debenture financing outstanding during the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011. Following the May 25, 2012 modification of the debentures, which extended their due date, the debentures are no longer carried at amortized cost but are carried as hybrid financial instruments at fair value. As a result, the interest on these debentures subsequent to May 25, 2012 is reported as part of the Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments and is no longer separately reported as interest expense.

Net Income (Loss) - As a result of the above, during the three months ended June 30, 2012 and 2011, we experienced net income of $124.1 million and a net loss of $55.9 million, respectively. During the six months ended June 30, 2012 and 2011, we experienced a net loss of $41.4 million and $47.1 million, respectively. This change resulted primarily from gains in the fair value of our hybrid and derivative instruments during the three months ended June 30, 2012 compared with a loss for the six months ended June 30, 2012 and a loss for the three and six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had $136,000 in cash and cash equivalents, an increase of $106,000, compared with $30,000 as of December 31, 2011.

Cash used in operating activities decreased to $2.0 million for the six months ended June 30, 2012, respectively, compared with $2.5 million for the six months ended June 30, 2011, representing decreased operational expenses.

Cash used in investing activities was $3,000 and $5,000 for the six months ended June 30, 2012 and 2011, respectively, representing the purchase of equipment.

Cash provided by financing activities during the six months ended June 30, 2012 was $2,075,000, reflecting gross proceeds of $2,200,000 from five Secured Debentures issued to YA Global, net of $125,000 in structuring and due diligence fees.

Conversions of our debentures into common stock have a positive effect on our future liquidity by reducing the amount we will have to repay. During the year ended December 31, 2011, investors converted 3,250 shares of Series C preferred stock, 11,050 shares of Series D preferred stock, and $2,099,689 of principal and accrued interest on the convertible debentures. These conversions reduced the carrying value of the debentures and the Series C and D preferred stock and the associated derivative financial instruments, and the debentures payable carried at fair value, and as a result, strengthened our balance sheet. During the six months ended June 30, 2012, investors converted 246 shares of Series C preferred stock, 10,469 shares of Series D preferred stock, and $3,411,263 of principal and accrued interest on the convertible debentures. These conversions have reduced the carrying value of the Series C and D preferred stock and the associated derivative liabilities and the debentures payable carried at fair value, and as a result, have continued to strengthen our balance sheet.

Subsequent Event

On July 20, 2012, we entered into a Securities Purchase Agreement and issued and sold a Secured Debenture to YA Global in the principal amount of $450,000, together with warrants to purchase 1,000,000 common shares. The debenture is convertible at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. The stated maturity date of the debenture is August 1, 2013.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net loss for the six months ended June 30, 2012 and 2011, respectively, was $41.4 million and $47.1 million, of which $35.3 million and $43.0 million, respectively, were net losses related to our financing instruments. Net cash used by operations during the six months ended June 30, 2012 and 2011 was $2.0 million and $2.5 million, respectively. At June 30, 2012, we have an accumulated deficit of $286.7 million. We also have a working capital deficit of $104.8 million, of which $94.3 million is related to our financing instruments, including $90.6 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $3.7 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Our working capital deficit also includes a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006, which we subsequently sold in 2007.

 The items discussed above raise substantial doubt about our ability to continue as a going concern.

Although we currently do not have sufficient cash, or commitments for financing, to sustain our operations for the next twelve months and we will require additional financing in order to execute our operating plan and continue as a going concern, we do have a plan to achieve sustainability and profitability. Our plan is to secure adequate funding to bridge the commercialization of our patent licensing and barcode ecosystem businesses while maintaining a tight control on expenses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. In the past we have entered into financing and investment agreements with YA Global. Should YA Global choose not to enter into any further financing arrangements with us as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant revenues, we may not have sufficient funds to sustain our current operations. Our debenture obligations to YA Global currently mature on August 1, 2013.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements – As of June 30, 2012, our cash balance was $136,000. NeoMedia’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our Common Stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our Common Stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C preferred stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2012 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2011, which we are in the process of remediating. Such weaknesses were:

•	Our senior management did not establish and maintain proper oversight as to internal control over financial reporting as of December 31, 2011. Specifically, our senior management was unable, due to time constraints, to address the control weaknesses brought to their attention through the audit process.

•	We, through our senior management, did not maintain formalized accounting policies and procedures as of December 31, 2011. As they are being implemented, the policies and procedures will provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

•	Senior management did not consistently ensure that recurring and non-recurring journal entries were subject to proper review and approval prior to posting to the general ledger. Although our review did not disclose any materially incorrect or improper entries, proper review and approval of all general ledger transactions should occur.

As noted, we believe that we have made considerable progress in addressing the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures and, while we consider our remediation efforts substantially complete, the above material weaknesses will not be considered remediated until our new controls over financial reporting are operating effectively for an appropriate period of time.

Notwithstanding the material weaknesses described above, we believe that our consolidated financial statements presented in this Quarterly Report on Form 10−Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of the end of the period covered herein.

Inherent Limitations - Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - We made changes (including monthly reconciliation of accounts, regular management reviews) in the Company’s internal control over financial reporting during the period ended June 30, 2012 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of such legal actions is unlikely to have a material effect on our financial position or operating results.

Other than the SpyderLynk, LLC complaint described in the paragraph below, the Company has not been involved in any new legal proceedings, or experienced any material developments in ongoing proceedings, during the quarter ended June 30, 2012.

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically, the complaint asserts infringement of U.S. Patent No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits :

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	By-laws of NeoMedia Technologies, Inc.		8-K	3.2	12/21/2010
3.2	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.3	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.4	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.5	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.6	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.7	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock dated January 5, 2010.		8-K	3.1	1/11/2010
3.8	Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 5, 2010.		8-K	3.2	1/11/2010
3.9	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.10	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated March 5, 2010.		8-K	3.1	3/11/2010
10.1	Agreement, dated April 26, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	5/1/2012
10.2	Secured Convertible Debenture, No. NEOM-12-4, dated April 26, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	5/1/2012
10.3	Warrant, No. NEOM-0412, dated April 26, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	5/1/2012
10.4	Eighteenth Ratification Agreement, dated April 26, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	5/1/2012
10.5	Irrevocable Transfer Agent Instructions, dated April 26, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	5/1/2012
10.6	Debenture Extension Agreement, dated May 25, 2012, by and between YA Global Investments, L.P. and the Company		8-K	10.1	5/29/2012
10.7	Agreement, dated June 1, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	6/7/2012
10.8	Secured Convertible Debenture, No. NEOM-12-24, dated June 1, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	6/7/2012
10.9	Warrant, No. NEOM-0512, dated June 1, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	6/7/2012
10.10	Nineteenth Ratification Agreement, dated June 1, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	6/7/2012
10.11	Irrevocable Transfer Agent Instructions, dated June 1, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	6/7/2012

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

**Interactive data

**In accordance with the temporary hardship exemption provided by rule 201 of Regulation S-T, the date by which the interactive data files required to be submitted has been extended by six business days.

X

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: August 14, 2012	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer Chief Financial Officer and Principal Financial and Accounting Officer

