Form 10-Q/A
period 2012-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2012-09-11
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment #1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2012

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

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,758,765, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock on August 6, 2012 was 1,323,665,957.

Documents Incorporated By Reference - None

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10–Q/A to our Annual Report on Form 10–Q for the period ended June 30, 2012 originally filed with the Securities and Exchange Commission  (the “SEC”) on August 14, 2012 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q, in accordance with Rule 201 of Regulation S-T.

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: August 23, 2012
	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

4