Form 10-Q
period 2012-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2012-11-13
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

303 546 7946

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

The number of outstanding shares of the registrant’s Common Stock on November 8, 2012 was 1,744,759,603.

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,276	$30
Trade accounts receivable, net of allowance of $179 and $19	781	674
Prepaid expenses and other current assets	168	194
Total current assets	2,225	898

Property and equipment, net	52	81
Goodwill	3,418	3,418
Proprietary software, net	319	757
Patents and other intangible assets, net	1,589	1,764
Cash surrender value of life insurance policies	126	653
Other long-term assets	-	29
Total assets	$7,729	$7,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$867	$598
Accrued expenses	446	12,135
Deferred revenues and customer prepayments	2,289	1,820
Notes payable	125	91
Accrued purchase price guarantee	-	4,535
Deferred tax liability	706	706
Derivative financial instruments - warrants	9,216	14,942
Derivative financial instruments - Series C and D preferred stock and debentures payable	2,373	9,171
Debentures payable - carried at amortized cost	53	16,317
Debentures payable - carried at fair value	67,023	16,458
Total current liabilities	83,098	76,773

Commitments and contingencies (Note 6)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,840 and 5,086 shares issued and outstanding, liquidation value of $4,840 and $5,086	4,840	5,086
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 13,950 shares issued and outstanding, liquidation value of $348 and $1,395	348	1,395

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 1,647,939,641 and 541,999,246 shares issued and 1,647,924,506 and 541,984,111 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	1,648	542
Additional paid-in capital	185,960	170,006
Accumulated deficit	(267,189)	(245,244)
Accumulated other comprehensive loss	(197)	(179)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(80,557)	(75,654)
Total liabilities and shareholders’ deficit	$7,729	$7,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$680	$528	$1,867	$1,664
Cost of revenues	639	324	667	799
Gross profit	41	204	1,200	865

Sales and marketing expenses	112	217	532	838
General and administrative expenses	313	830	2,226	2,451
Research and development costs	195	481	788	1,311

Operating Loss	(579)	(1,324)	(2,346)	(3,735)

Impairment loss on cash surrender value of life insurance policies	(527)	-	(527)	-
Gain on accrued expense derecognition	8,300	-	8,300	-
Loss on extinguishment of debt	-	-	(27,479)	-
Gain/(loss) from change in fair value of hybrid financial instruments	6,353	17,631	11,958	4,203
Gain/(loss) from change in fair value of derivative liability - warrants	4,897	568	5,818	2,263
Gain/(loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	1,036	43,727	(13,262)	12,457
Interest expense related to convertible debt	(10)	(1,155)	(4,407)	(2,812)

Net Income (loss)	$19,470	$59,447	$(21,945)	$12,376

Dividends on convertible preferred stock	-	-	-	-

Net Income (loss) available to common shareholders	$19,470	$59,447	$(21,945)	$12,376

Comprehensive income (loss):
Net income (loss)	19,470	59,447	(21,945)	12,376
Other comprehensive loss - foreign currency translation adjustment	(3)	(19)	(18)	(32)

Comprehensive Income (loss)	$19,467	$59,428	$(21,963)	$12,344
Net income (loss) per share, basic and diluted:
Basic	$0.01	$0.26	$(0.02)	$0.13
Fully diluted	$0.00	$0.00	$(0.02)	$0.00

Weighted average number of common shares:
Basic	1,510,797,881	226,839,514	1,075,605,167	97,493,073
Fully diluted	8,475,377,392	3,440,185,503	1,075,605,167	3,222,207,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Deficit (Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Shareholders'
	Shares	Amount	Capital	(Loss)	Deficit	Shares	Amount	Deficit
Balance, December 31, 2011	541,984,111	$542	$170,006	$(179)	$(245,244)	2,012	$(779)	$(75,654)

Shares issued upon conversions of Series C preferred stock	34,168,248	34	844	-	-	-	-	878

Shares issued upon conversions of Series D preferred stock	142,457,436	143	2,199	-	-	-	-	2,342

Shares issued upon conversions of convertible debentures	929,314,711	929	12, 896	-	-	-	-	13,825

Stock-based compensation expense	-	-	15	-	-	-	-	15

Comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(18)	-	-	-	(18)

Net loss	-	-	-	-	(21,945)	-	-	(21,945)

Balance, September 30, 2012	1,647,924,506	$1,648	$185,960	$(197)	$(267,189)	2,012	$(779)	$(80,557)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	September 30,	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income (loss)	$(21,945)	$12,376
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	647	734
Loss on extinguishment of debt	27,479	-
(Gain)/Loss from change in fair value of hybrid financial instruments	(11,958)	(4,203)
(Gain)/Loss from change in fair value of derivative liability - warrants	(5,818)	(2,263)
(Gain)/Loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	13,262	(12,457)
Interest expense related to convertible debt	4,407	2,812
Interest paid on convertible debt	-	(1,000)
Stock-based compensation expense	15	58
Increase/(decrease) in value of life insurance policies	(527)	133

Changes in operating assets and liabilities
Trade and other accounts receivable	107	(8)
Inventories	-	(35)
Prepaid expenses and other assets	(26)	(84)
Accounts payable and accrued liabilities	811	17
Derecognition of accrued purchase price guarantee and accruals	(8,300)	-
Deferred revenue and other current liabilities	469	409
Net cash used in operating activities	(1,377)	(3,511)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(5)	(6)
Net cash used in investing activities	(5)	(6)

Cash Flows from Financing Activities:
Borrowings under short-term notes payable, net	110	-
Borrowings under convertible debt instruments, net	2,500	3,685
Net cash provided by financing activities	2,610	3,685

Effect of exchange rate changes on cash	18	2

Net change in cash and cash equivalents	1,246	170

Cash and cash equivalents, beginning of period	30	80
Cash and cash equivalents, end of period	$1,276	$250
Supplemental cash flow information:
Interest paid during the period	$-	$1,000
Series C preferred stock converted to common stock	$878	$9,320
Series D preferred stock converted to common stock	$2,342	$279
Deemed dividend on Series D preferred stock issued	-	$3,212
Convertible debentures converted to common stock	$13,825	$-
Shares issued for acquisition of patent rights	$-	$350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - General

Business – NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), was founded in 1989 and is headquartered in Boulder, Colorado. We have pioneered 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. NeoMedia strives to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including mobile marketing and advertising as well as mobile couponing. In addition, we offer barcode management and infrastructure solutions, reader solutions and intellectual property licensing.

NeoMedia has been involved in, and has strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. We believe that our extensive IP portfolio differentiates us from the competition.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net income/(loss) for the nine months ended September 30, 2012 and 2011, respectively, was ($21.9) million and $12.4 million, of which $(23.0) million and $18.9 million, respectively, were non-cash net income/(loss) related to our financing instruments. Net cash used by operations during the nine months ended September 30, 2012 and 2011 was $1.4 million and $3.5 million, respectively. At September 30, 2012, we have an accumulated deficit of $267.2 million. We also have a working capital deficit of $80.9 million, of which $78.7 million is related to our financing instruments, including $76.3 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $2.4 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Historically, the Company’s working capital deficit included a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006. During the three months ended September 30, 2012, this liability was derecognized as the state of Delaware statute of limitations has passed.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months. We will require additional revenue and/or financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to attempt to attain financial self-sufficiency from our operations as quickly as possible, but if that is not successful, we will be required to secure additional funding to support our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. Should our lender, YA Global Investments, L.P. (“YA Global”) choose not to provide us with continued financing, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant product revenues, we may not have sufficient funds to sustain our current operations. Our debenture obligations to YA Global currently mature on August 1, 2013.

The Convertible Debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During the nine months ended September 30, 2012, there were 1,105,940,395 shares of common stock issued for these conversions. The Company cannot predict if and when each holder may or may not elect to convert into common shares.

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

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average number of shares of our common stock outstanding during the period. During the three and nine months ended September 30, 2012 and 2011 and the nine months ended September 30, 2011, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Numerator:
Net income (loss)	$19,470	$59,447	$(21,945)	$12,376

Effect of dilutive securities – adjustment for:
Change in fair value of derivative liability Series C and D preferred stock and debentures	1,036	(43,727)	-	(12,457)
Change in fair value of derivative liability - warrants	4,897	(568)	-	(2,263)
Change in fair value of hybrid financial instruments	6,353	(17,631)	-	(4,203)
Loss on extinguishment of debt	-	-	-	-
Interest expense on convertible debt	(10)	1,152		2,802
	$12,276	$(60,774)	$(21,945)	$(16,121)
Numerator for diluted earnings per share- income (loss) available to common stockholders after assumed conversions of debentures and exercise of warrants	$31,746	$(1,327)	$(21,945)	$(13,745)

Denominator
Weighted average shares used to compute basic EPS	1,510,797,881	226,839,514	1,075,605,167	97,493,073
Effect of dilutive securities:
Employee stock options	-	-	-	-
Derivative warrants	1,091,953,786	1,910,389	-	-
Convertible debentures	5,129,818,595	2,616,568,043	-	2,529,846,469
Convertible preferred stock	742,807,130	594,867,557	-	594,867,857
Dilutive potential common shares	6,964,579,511	3,213,345,989	-	3,124,714,326

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions and exercise of options	8,475,377,392	3,440,185,503	1,075,605,167	3,222,207,399

Basic earnings per share	$0.01	$0.26	$(0.02)	$0.13
Diluted earnings per share	$0.00	$(0.00)	$(0.02)	$(0.00)

Goodwill –Goodwill represents the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. In accordance with FASB ASC 350, Intangibles - Goodwill and Other goodwill is not amortized, but is tested for impairment, at least annually, by applying the recognition and measurement provisions of FASB ASC 350, which requires that we first assess qualitative factors in our evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test of a reporting unit.

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have recently been issued:

ASU No. 2012-01	July 2012	Health Care Entities (Topic 954): Continuing Care Retirement Communities—Refundable Advance Fees

ASU No. 2012-02	July 2012	Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

ASU No. 2012-03	August 2012	Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)

ASU No. 2012-04	October 2012	Technical Corrections and Improvements

ASU No. 2012-05	October 2012	Statement of Cash Flows (Topic 230): Not-for-Profit Entities: Classification of the Sale Proceeds of Donated Financial Assets in the Statement of Cash Flows (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2012-06	October 2012	Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2012-07	October 2012	Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (a consensus of the FASB Emerging Issues Task Force)

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any material future effect on our consolidated financial statements.

Note 3 – Financing

At September 30, 2012, financial instruments arising from our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of thirty-three secured convertible debentures issued between August 2006 and July 2012 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures - The underlying agreements for each of the thirty-three debentures are very similar in form, except in regard to the interest rate, conversion prices, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership of the outstanding common stock, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets. The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010, 2011 and 2012 financings.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of September 30, 2012:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Default	Look-back
Issuance Year	Amount	Rate	Rate	Price	Price	%	%	Period
	(in thousands)
2006	$6,087	9.5%	n/a	$2.00	$0.00486	90%	n/a	125 Days
2007	6,900	9.5%	n/a	$2.00	$0.00432-$0.00486	80%-90%	n/a	125 Days
2008	6,468	9.5%	20%-24%	$1.00-$2.00	$0.00432-$0.00513	80%-95%	50%-75%	125 Days
2009	1,778	9.5%	20%	$2.00	$0.00513	95%	50%	125 Days
2010	3,806	9.5%	20%	$0.10- $0.30	$0.00513	95%	50%	60 Days
2011	2,129	9.5%	20%	$0.10	$0.00513	95%	50%	60 Days
2012	2,525	9.5%	20%	$0.10	$0.00513	95%	50%	60 Days
Total	$29,693

For the portion of the debentures held by investors other than YA Global (which debentures were not modified on May 25, 2012) and for the Series C and Series D preferred stock, we continue to bifurcate the compound embedded derivatives related to the Series C and Series D preferred stock and these debentures and carry these financial instruments as liabilities in the accompanying balance sheet. Significant components of the compound embedded derivative include (i) the embedded conversion feature, (ii) down-round anti-dilution protection features and (iii) default, non-delivery and buy-in puts, all of which were combined into one compound instrument that is carried at fair value as a derivative liability. Changes in the fair value of the compound derivative liability are charged or credited to income each period.

The table below summarizes the significant terms of the debentures that are carried at their amortized cost and for which the compound embedded derivative is bifurcated and accounted for as a derivative liability as of September 30, 2012:

			Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
				Anti- Dilution
Debenture	Face		Fixed	Adjusted		Look-back
Issuance Year	Amount	Interest Rate	Price	Price	%	Period
	(in thousands)
2006	$53	10.0%	$2.00	$0.00486	90%	125 days

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

The outstanding principal and accrued interest for the debentures as of September 30, 2012 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding	Principal and
	principal and	accrued interest	Common
	accrued interest at	converted since	shares
	September 30, 2012	inception	issued
(in thousands)

Debentures	$43,683	$7,852	1,057,239

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

2012 Financing Transactions – During 2012, we entered into Agreements to issue and sell six debentures to YA Global in the aggregate principal amount of $2,650,000. The debentures are convertible, at the option of the holder, at a conversion price equal to the lesser of (i) $0.10 or (ii) 95% of the lowest closing bid price of our common stock for the 60 trading days preceding the date of conversion. Except for the June 1, 2012 and July 20, 2012 debentures, at inception, all the debentures had an interest rate of 14% per year and had a maturity date of July 29, 2012. Subsequent to the May 25, 2012 modification, all the debentures bear interest at 9.5% and mature on August 1, 2013. We have the right to redeem a portion or all amounts outstanding under the debentures at a redemption premium of 10%, plus accrued interest. We also issued warrants to YA Global in conjunction with the debentures. The warrants were issued with an initial fixed exercise price of $0.15 per share; however, as a result of the anti-dilution protection in these warrants, the issuance of subsequent debentures for a lower price resets the fixed exercise price of the warrants to the lower price and adjusts the number of warrant shares issuable. All warrants issued during 2012 have a term of five years.

The following table provides a summary of the allocation of the components of the new debentures and warrants issued during the three months ended September 30, 2012. The hybrid debt instruments were valued as the present value of the cash flows, enhanced by the fair value of the conversion option valued using a Monte Carlo Simulation valuation method. The warrants were valued using a binomial lattice option valuation method. Significant assumptions used to value the hybrid debt instruments and warrants as of inception of the financings are also provided in the table below.

July 20,
2012
issuance
(in thousands)

Gross proceeds	$450
Structuring and due diligence fee	(25)
$425

Hybrid instrument	$(732)
Derivative warrants	(8)
Day one derivative loss	315
$(425)

Warrant shares issued (in thousands)	1,000

Initial exercise price of warrants	$0.1500

Warrant valuation inputs:
Anti-dilution adjusted exercise price	$0.0080
Expected life	5 years
Estimated volatility	174%
Risk free rate of return	0.28%
Dividend yield	—

Hybrid instrument valuation inputs:
Conversion price	$0.006840
Equivalent volatility	176%
Equivalent interest risk	14.00%
Equivalent credit risk	7.21%

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of September 30, 2012 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 0.84 years, equivalent volatility of 133%, equivalent interest rate of 8%, equivalent credit-risk adjusted rate of 6.9% and anti-dilution adjusted conversion price of $0.005238, (ii) Convertible Debentures: Anti-dilution adjusted conversion price of $0.00486. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the Common Stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On September 30, 2012, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of September 30, 2012 and December 31, 2011.

September 30, 2012				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$4,840	$4,840	$-	$2,206	923,953
Series D preferred stock	$348	$348	$-	159	66,457

Debentures:
2006	$53	$53	$10	8	11,871
Total	$53	$53	$10	$2,373	1,002,281

December 31, 2011				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$5,086	$5,086	$-	$554	499,084
Series D preferred stock	$1,395	$1,395	$-	152	136,899

Debentures:
2006	$7,061	$7,061	$3,550	1,554	1,128,515
2008	4,788	4,788	2,226	932	712,474
2009	1,983	1,965	736	370	278,427
2010	3,881	1,426	770	2,692	470,718
2011	4,725	1,077	376	2,917	436,730
Total	$22,438	$16,317	$7,658	$9,171	3,662,847

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of September 30, 2012 and December 31, 2011 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of September 30, 2012 and December 31, 2011 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

As discussed above, on May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2013 and those debentures are now accounted for as hybrid instruments and are carried in their entirety at fair value. The debentures outstanding at September 30, 2012 of $53,000 shown above represent a portion of the debentures issued to YA Global which had previously been transferred by YA Global to other parties. These debentures were not modified and continued to mature on July 29, 2012. At September 30, 2012 the debentures had not yet been converted or repaid.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Series C preferred stock	$918	$8,089	$(2,284)	$244
Series D preferred stock	44	3,518	(1,302)	1,257

Debentures:
2006	74	11,798	(2,996)	4,785
2008	-	7,404	(1,350)	3,139
2009	-	3,065	(486)	1,194
2010	-	5,877	(34)	1,810
2011	-	5,360	(4,825)	2,593
2012	-	-	15	-
	1,036	45,111	(13,262)	15,022
Less: Day-one loss from debenture financings	-	(1,384)	-	(2,565)
Gain (loss) from change in fair value of derivative liability	$1,036	$43,727	$(13,262)	$12,457

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. At inception, the March 2007, August 2007, April 2008 and May 2008 debentures were valued using the common stock equivalent approach. For the April 26, 2012 debenture and, effective May 25, 2012 for all other debentures, the Company changed its method of estimating the fair value of the hybrid instrument to consider the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of September 30, 2012 included: (i) present value of future cash flows for the debenture using a risk adjusted interest rate of 6.92%, (ii) remaining term of 0.84 years, (iii) equivalent volatility of 133%, equivalent interest rate of 9.5%, equivalent credit-risk adjusted rate of 6.92% and anti-dilution adjusted conversion prices ranging from $0.00432- $0.00513.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of September 30, 2012 and December 31, 2011.

September 30, 2012			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$6,087	$15,608	2,082,642
2007	6,900	16,965	2,294,358
2008	6,468	15,680	2,113,474
2009	1,778	4,000	526,699
2010	3,806	7,341	972,013
2011	2,129	3,465	391,105
2012	2,525	3,964	509,054
Total	$29,693	$67,023	8,889,345

December 31, 2011			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2007	$7,682	$13,115	836,428
2008	1,680	3,343	200,001
Total	$9,362	$16,458	1,036,429

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

2006	$902	$-	$2,637	$-
2007	1,994	13,120	1,005	3,088
2008	1,914	4,511	5,465	1,115
2009	477	-	912	-
2010	799	-	1,695	-
2011	155	-	666	-
2012	427	-	740	-
	6,668	17,631	13,120	4,203
Less: Day-one loss from debenture financings	(315)	-	(1,162)	-
Gain (loss) from changes in fair value of hybrid instruments	$6,353	$17,631	$11,958	$4,203

Warrants - The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		September 30, 2012			December 31, 2011
		Anti-Dilution			Anti-Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
Warrants issued with preferred stock:			(in thousands)			(in thousands)
Series D preferred stock	2017	0.006840	328,947	$1,739	0.00998	225,564	$2,535

Warrants issued with debentures:
2007	2012	0.006840	-	-	0.00998	401,002	1,510
2008	2015	0.006840	896,382	4,217	0.00998	614,662	6,876
2010	2015	0.006840	306,287	1,435	0.00998	210,025	2,335
2011	2016	0.006840	219,298	1,120	0.00998	150,376	1,686
2012	2017	0.006840	131,579	705	n/a	—	—
Total			1,882,493	$9,216		1,601,629	$14,942

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of September 30, 2012 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 99% to 186%, and risk-free rates of return of 0.10% to 0.62%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected Common Stock price volatility over the remaining term of the warrants. As a result of the anti-dilution provisions, the fixed exercise price of the warrants has been reset equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the previously stated exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Warrants issued with preferred stock:
Series C preferred stock	$-	$-	$-	$53
Series D preferred stock	847	42	795	220

Warrants issued with debentures:
2006	-	54	-	181
2007	492	40	1,511	169
2008	2,107	95	2,657	478
2010	718	163	901	831
2011	565	174	566	331
2012	168	-	(612)	-
Total	$4,897	$568	$5,818	$2,263

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the nine months ended September 30, 2012:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2011:	$9,171	$14,942	$16,458	$40,571

Issuances:
January 11, 2012	289	13	-	302
February 6, 2012	176	9	-	185
March 26, 2012	287	42	-	329
April 26, 2012	-	11	878	889
June 1, 2012	-	9	799	808
July 20, 2012	-	8	732	740

Fair value adjustments:
Compound embedded derivatives	13,262	-	-	13,262
Warrant derivatives	-	(5,818)	-	(5,818)
Hybrid instruments	-	-	(11,958)	(11,958)

Change to fair value option related to compound embedded derivative	(29,656)	-	29,656	-

Change to fair value option related to debenture carrying value	-	-	26,809	26,809

Day-one loss from derivative financings	-	-	(1,162)	(1,162)

Extinguished	17,787		9,692	27,479

Conversions:
Series C preferred stock	(632)	-	-	(632)
Series D preferred stock	(1,295)	-	-	(1,295)
August 24, 2006 financing	(740)	-	(276)	(1,016)
December 29, 2006 financing	(176)	-	(516)	(692)
March 27, 2007 financing	-	-	(1,047)	(1,047)
August 24, 2007 financing	-	-	(831)	(831)
October 28, 2008 financing	-	-	(162)	(162)
May 1, 2009 financing	(21)	-	-	(21)
December 15, 2010 financing	-	-	(215)	(215)
January 10, 2011 financing	-	-	(267)	(267)
February 8, 2011 financing	-	-	(180)	(180)
March 11, 2011 financing		-	(788)	(788)
April 13, 2011 financing	(226)	-	(210)	(436)
May 31, 2011 financing	(885)	-	-	(885)
June 28, 2011 financing	(414)	-	(53)	(467)
July 13, 2011 financing	(1,656)	-	-	(1,656)
August 15, 2011 financing	(1,440)	-	-	(1,440)
September 15, 2011 financing	(1,458)	-	-	(1,458)
October 25, 2011 financing	-	-	(141)	(141)
January 11, 2012 financing	-	-	(195)	(195)

Ending balance, September 30, 2012	$2,373	$9,216	$67,023	$78,612

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

Subsequent events

Subsequent to September 30, 2012, holders of convertible debentures have converted $469,940 of principal and accrued interest on those debentures into 96,835,097 shares of our common stock.

We obtained two short term loans for operating capital during the three months ended September 30, 2012 for a total of $110,421 from YA Global, which are included in Notes payable at September 30, 2012. These loans were repaid in full on October 1, 2012.

We repaid a total of $565,000 of principal and interest of our Debenture Obligations to YA Global during October and November of 2012 out of operating cash flow.

Note 4 – Stock-Based Compensation

A summary of the transactions and status of our granted, vested and exercisable options during the nine months ended September 30, 2012 follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2011	1,127	$0.02
Granted	275	$0.01
Exercised	-	$-
Forfeited	(162)	$0.03
Outstanding at September 30, 2012	1,240	$0.02	$-	9.0
Exercisable at September 30, 2012	700	$0.02	$-	8.7

A summary of the status of our non-vested options as of September 30, 2012 and changes during the nine months ended is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2011	657	$0.01
Granted	275	$0.01
Vested	(230)	$0.04
Forfeited	(162)	$0.03
Nonvested at September 30, 2012	540	$0.01

The following table summarizes information about our stock options outstanding at September 30, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.008	200	9.9	0.008	12	0.008
$0.01	50	9.6	0.01	6	0.01
$0.014 to $0.03	880	9.0	$0.02	594	$0.02
$0.05	100	8.7	$0.05	83	$0.05
$0.14	10	8.4	$0.14	5	$0.14
	1,240	8.9	$0.02	700	$0.02

There were no stock options exercised during the three and nine months ended September 30, 2012.

On April 2, 2012 and April 25, 2012, the Board approved and issued two option agreements for a total of 25,000 shares and 50,000 shares, respectively, of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.03 per share and $0.01 per share, respectively. Each of these grantees’ options vest over four years from the grant date.

On July 23, 2012, the Board approved the issuance, under our 2011 Stock Incentive Plan, of four option agreements (each for 25,000 shares of our common stock) to each member of the Board of Directors, at an exercise price of $0.008 per share. Each of these grantees’ options vest over four years from the date of grant.

On August 27, 2012, our Chief Financial Officer received a stock option grant of 100,000 shares at an exercise price of $0.008 per share. The options vest over four years from the date of grant.

We used the following assumptions to value the stock options granted during the nine months ended September 30, 2012:

September 30,
2012
Volatility	156%-169%
Expected dividends	-
Expected term (in years)	5.79
Risk-free rate	2.7%-2.89%

Total stock-based compensation expense recorded in the statement of operations was $1,000 and $7,000 for the three months ended September 30, 2012 and 2011, respectively and $15,000 and $14,000 for the nine months ended September 30, 2012 and 2011, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(in thousands)

Accruals for disputed services	$-	$2,318
Accrued operating expenses	422	2,010
Accrued payroll related expenses	4	130
Accrued interest	20	7,677
Total	$446	$12,135

During the three months ended September 30, 2012, we derecognized $8.3 million of previously accrued expenses and other obligations that we are no longer obligated to fulfill because the statute of limitations has passed. Of this amount, $2.3 million was associated with accruals for disputed services from years prior to 2005, $1.5 million was derecognized related to other accruals from years prior to 2005 and $4.5 million was derecognized for an accrued purchase price guarantee related to a 2006 acquisition..

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

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically the complaint asserts infringement of U.S. Patent No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement. SpyderLynk has filed an answer to the complaint and counterclaims seeking to have the patents declared invalid, not infringe, and unenforceable.  NeoMedia filed a motion to dismiss certain of the counterclaims. The motion to dismiss is pending.  Discovery in the case is on-going.

Note 7 – Geographic and Segment Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands )		(in thousands)

Revenue:
United States	$598	$501	$1,759	$1,274
Germany	82	27	108	390
Total	$680	$528	$1,867	$1,664

Net income (loss):
United States	$19,714	$59,936	$(20,946)	$13,515
Germany	(244)	(489)	(999)	(1,139)
Total	$19,470	$59,447	$(21,945)	$12,376

	September 30,	December, 31
	2012	2011
Identifiable assets:
United States	$7,278	$6,998
Germany	451	602
Total	$7,729	$7,600

Note 8 – Gain on the Derecognition of Accrued Liabilities

During the period ended September 30, 2012 the Company recorded a gain from derecognition of accrued liabilities of $8.2 million. The accrued liabilities were derecognized pursuant to the expiration of the statute of limitations of the State of Delaware and Florida.

Note 9 – Transactions with Related Parties

Ms. Laura A. Marriott serves as our Chairperson of the Board of Directors and Chief Executive Officer. In addition to her compensation as a non-executive member of our Board, Ms. Marriott is compensated as our Chief Executive Officer under a consulting agreement for which she received $91,500 and $297,100 in compensation from us during the three and nine months ended September 30, 2012, respectively.

Mr. George G. O’Leary serves as a member of the Board of Directors and as acting Chief Operating Officer. Mr. O’Leary is also the Chairman of our Audit Committee. In addition to his compensation as a member of our Board, Mr. O’Leary is compensated as our acting Chief Operating Officer under a consulting agreement for which he received $8,335 and $20,095 in compensation from us during the three and nine months ended September 30, 2012, respectively.

Mr. Barry S. Baer served as Chief Financial Officer until August 27, 2012. Mr. Baer was compensated as our Chief Financial Officer under a consulting agreement for which he received $11,638 and $46,885 in compensation from us during the three and nine months ended September 30, 2012, respectively. On August 27, 2012, Mr. Baer resigned from the position of Chief Financial Officer and retained his position as Corporate Secretary.

Mr. Jeff Huitt was appointed as the Company’s Chief Financial Officer on August 27, 2012. Mr. Huitt is compensated under a consulting agreement for which he received $14,360 during the three and nine months ended September 30, 2012.

Note 10 – Subsequent Events

On November 4, 2012, the board of Directors appointed Colonel Barry Baer as Treasurer.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia has positioned itself to pioneer 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. We believe that our extensive intellectual property portfolio differentiates us from the competition. We strive to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including mobile marketing and advertising as well as mobile couponing. We offer barcode management and infrastructure solutions, barcode reader solutions and IP licensing.

According to the Nellymoser, QR style mobile codes in magazines get higher response rates than other printed direct marketing tools and approximately 10 percent of magazine advertising pages contained a QR code or other activation mechanism in the second quarter of 2012, up from 5 percent a year ago. As companies of all sizes continue to recognize the potential of mobile barcodes, we continue to focus our efforts to take part in this rapidly expanding marketplace. We are focusing our sales and marketing activities primarily in the United States and Europe.

From a sales strategy perspective, we are focused in two key areas: the first is the maximization of our patent portfolio through IP licensing, and the second is our two tiered sales approach on partnering with brands and agencies directly as well as partnering with key mobile marketing organizations to maximize the reach of our barcode management and infrastructure solutions.

NeoMedia has been active in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP, focusing on the US market. We have closed three new licensing agreements in Q3-2012, including one with Microsoft. We are hopeful that our IP licensing activities will generate new licensees in the fourth quarter of 2012 and beyond. We have established a rate card for IP licensing which we anticipate will help to expedite the licensing opportunities currently underway. We intend to continue to vigorously pursue or defend, as applicable, claims affecting the business interests and intellectual property of the Company including litigation activities, where appropriate. Thus far, we have successfully caused two companies in the United States to cease and desist in its mobile barcode operations that infringed upon our IP rights. Legal fees have been a significant expense for us.

Our barcode management and infrastructure solution includes both our barcode reader (NeoReader) as well as our barcode infrastructure solutions (NeoSphere). Mobile barcodes continue to be an increasingly important engagement tool for brands and marketers. Our platform has generated more than 77,000 mobile barcodes for use in marketing and advertising campaigns worldwide and continues to climb. In Q3-2012, we saw scan activity from 193 countries with the top three countries for scanning traffic being the USA, Spain and Germany.

In 2012, we officially closed our hardware operations and will no longer be pursuing the sales of EXIO2, XELIA and MSS products. We will, however, continue to support existing customers who have these products.

We continue to be faced with downward price pressure in the market given the fragmented competitive environment for mobile barcode solutions as well as the ‘battle’ between free and fee based solutions. We believe that NeoMedia will continue to differentiate itself on the basis of its high quality product and service offerings, customizable and full service solutions and our robust intellectual property portfolio. The sales process for mobile barcodes is a consultative sales process and our research suggests that in most cases, organizations are seeking an end-to-end solution, including mobile websites, rich media, etc. Accordingly, NeoMedia has extended its partner relationships to offer its customers a full service solution. Given the consultative sale, the sales cycles tend to be longer and more resource intensive.

NeoMedia continues to promote an open and interoperable approach to the market to empower the mobile ecosystem – and deploys a partial indirect (also called managed direct or DNS prefixed) solution for our customers. Our research suggests we are one of the few providers in the global ecosystem to offer Aztec code support, in addition to QR, Datamatrix and a variety of 1D symbologies.

NeoReader has also experienced continued growth in Q3-2012. With pre-install agreements with Sony Mobile and Samsung Electronics Italy, as well as being downloadable via our own website, http://get.neoreader.com, and from the key “app stores” including Android, Apple, Blackberry, Nokia and Ovi, our reader now has over 27 million installations.  Our reader is offered to consumers free of charge and we anticipate the growth in consumer utilization will continue and help encourage brand adoption of mobile barcodes.  NeoMedia also offers NeoReader Enterprise and SDK for enterprise opportunities.

We have had a significant reduction in operating expenses over the past nine months and final cost reduction activities related to departing personnel will be completed by January 2013. We are focusing on continuing to grow the business and revenue to achieve self-sustainability, which continues to take paramount importance and we hope to achieve it by December 31, 2012.

Management Changes

There were two changes to the management team during the three months ended September 30, 2012. On August 27, 2012, Colonel Baer resigned from the position of Chief Financial Officer and retained his position as Corporate Secretary. On the same date, Mr. Jeff Huitt was appointed as Chief Financial Officer.

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Results of Operations

We continue to focus on growing our IP licensing and barcode management and infrastructure business. During the nine months ended September 30, 2012 and 2011, our operating losses were $2.3 million and $3.7 million, respectively. Our net income/(loss) was $(21.9) million and $12.4 million for the nine months ended September 30, 2012 and 2011, respectively. Our net loss includes gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these gains and losses principally as a result of changes in the market value of our common stock. During the nine months ended September 30, 2012, we reported losses on our hybrid financial instruments, warrants and debentures, totaling $23.0 million and during the nine months ended September 30, 2011, we reported gains on our hybrid financial instruments, warrants and debentures, totaling $18.9 million. Due to the volatility of our Common Stock price, changes in the fair value of our derivative liabilities have a material impact on our overall net loss which makes quarter and annual comparisons difficult.

Revenues. Revenues for the three months ended September 30, 2012 and 2011, respectively, were $680,000 and $528,000, an increase of $152,000, or 29%. Revenues for the nine months ended September 30, 2012 and 2011 were $1.9 million and $1.7 million, an increase of $200,000, or 12%. The bulk of our revenues come from two business lines, IP licensing and 2D Core (NeoSphere and NeoReader).

Revenue is recognized only as earned, in the period in which it is earned. For IP licensing revenue, we amortize the value of the license over the shorter of the life of the agreement or the underlying life of the patent or patents licensed by the customer. Revenue from IP licensing that has not yet been recognized as result of this methodology is recorded as deferred revenue on our balance sheet.

Cost of Revenues. Cost of revenues was $639,000 for the three months ended September 30, 2012 compared with $324,000 for the three months ended September 30, 2011, an increase of $315,000 or 97%. Cost of revenues was $667,000 for the nine months ended September 30, 2012 compared with $799,000 for the nine months ended September 30, 2011, a decrease of $132,000 or 17%. The variability is tied to the timing and amount of commissions and fees directly related to the sale of IP license rights. These expenses are recognized in full when they are incurred. However, as discussed above, a portion of the associated revenue may be deferred. As a result, our gross margin may vary significantly from period to period.

Sales and Marketing. Sales and marketing expenses were $112,000 and $217,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $105,000, or 48%. Sales and marketing expenses were $532,000 and $838,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $306,000 or 37% as a result of cost containment and closure of our hardware business. We expect, however, that our sales and marketing expense will increase as we continue to promote our business strategy.

General and Administrative. General and administrative expenses were $313,000 and $830,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $517,000, or 62%. General and administrative expenses were $2.2 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease o $300,000 or 12%. G&A expenses decreased due to ongoing cost reduction activities partially offset by associated legal fees and IP enforcement activities.

Research and Development. Research and development expenses were $195,000 and $481,000 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $286,000, or 59%. Research and development expenses were $788,000 and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $523,000 or 40%. Research and development expenses continue to decrease as we optimize our team for 2D Core and eliminate the resources for our hardware operation.

Loss from Operations.   For the three months ended September 30, 2012 and 2011, respectively, our loss from operations was $579,000 and $1.3 million. For the nine months ended September 30, 2012 and 2011, respectively, our loss from operations was $2.3 million and $3.7 million. This improvement was primarily the result of increased revenue and gross profit combined with ongoing expense reductions.

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

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments . We carry certain of our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended September 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a gain of $6.4 million and $17.6 million, respectively. For the nine months ended September 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a gain of $12.0 million and $4.2 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended September 30, 2012 and 2011, the liability related to these instruments fluctuated, resulting in a gain of $4.9 million and $568,000, respectively. For the nine months ended September 30, 2012 and 2011, the liability related to warrants fluctuated resulting in a gain of $5.8 million and $2.3 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D preferred stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended September 30, 2012 and 2011, the liability related to these hybrid instruments fluctuated, resulting in a gain of $1.0 million and $43.7 million, respectively. For the nine months ended September 30, 2012 and 2011, the liability related to the derivative instruments embedded in the Series C and D preferred stocks and these debentures fluctuated, resulting in a loss of $13.3 million and a gain of $12.5 million, respectively.

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

Interest Expense Related to Convertible Debt - Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $10,000 and $1.2 million for the three months ended September 30, 2012 and 2011, respectively. Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $4.4 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively. These fluctuations in interest expense were primarily the result of increased debenture financing outstanding during 2012 compared with 2011. Following the May 25, 2012 modification of the debentures, which extended their due date, the debentures are no longer carried at amortized cost but are carried as hybrid financial instruments at fair value. As a result, the interest on these debentures subsequent to May 25, 2012 is reported as part of the Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments and is no longer separately reported as interest expense.

Net Income (Loss) - As a result of the above, during the three months ended September 30, 2012 and 2011, we experienced net income of $19.5 million and $59.5 million, respectively. During the nine months ended September 30, 2012 and 2011, we experienced a net loss of $21.9 million and net income of $12.4 million, respectively. These changes resulted primarily from gains in the fair value of our hybrid and derivative instruments during the three months ended September 30, 2012 compared with a loss for the nine months ended September 30, 2012 and gains for the three and nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had $1.3 million in cash and cash equivalents compared with $30,000 as of December 31, 2011.

Cash used by operating activities decreased to $1.4 million for the nine months ended September 30, 2012, compared with $3.5 million used in operations for the nine months ended September 30, 2011, representing decreased operational expenses and increased cash received.

Cash used in investing activities was $5,000 and $6,000 for the nine months ended September 30, 2012 and 2011, respectively, representing the purchase of equipment.

Cash provided by financing activities during the nine months ended September 30, 2012 was $2.6 million, reflecting gross proceeds of $2,650,000 from six Secured Debentures issued to YA Global, net of $150,000 in structuring and due diligence fees and two bridge loans totaling $110,421.

Conversions of our debentures into common stock have a positive effect on our future liquidity by reducing the amount we will have to repay. During the year ended December 31, 2011, investors converted 3,250 shares of Series C preferred stock, 11,050 shares of Series D preferred stock, and $2,099,689 of principal and accrued interest on the convertible debentures. These conversions reduced the carrying value of the debentures and the Series C and D preferred stock and the associated derivative financial instruments, and the debentures payable carried at fair value, and as a result, strengthened our balance sheet. During the three months ended September 30, 2012, investors converted $2.1 million of principal and accrued interest on the convertible debentures and during the nine months ended September 30, 2012, investors converted a total of $5.5 million of principal and accrued interest on the convertible debentures.. These conversions have reduced the carrying value of the Series C and D preferred stock and the associated derivative liabilities and the debentures payable carried at fair value, and as a result, have continued to strengthen our balance sheet.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net income/(loss) for the nine months ended September 30, 2012 and 2011, respectively, was ($21.9) million and $12.4 million, of which $(23.0) million and $18.9 million, respectively, were non-cash net income/(loss) related to our financing instruments. Net cash used by operations during the nine months ended September 30, 2012 and 2011 was $1.4 million and $3.5 million, respectively. At September 30, 2012, we have an accumulated deficit of $267.2 million. We also have a working capital deficit of $80.9 million, of which $78.7 million is related to our financing instruments, including $76.3 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $2.4 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. Historically, the Company’s working capital deficit included a continuing purchase price guarantee obligation of $4.5 million associated with an acquisition of a business in 2006. During the three months ended September 30, 2012, this liability was derecognized as the state of Delaware statute of limitations has passed.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months. We will require additional revenue and/or financing in order to execute our operating plan and continue as a going concern. Our management’s plan is to attempt to attain self-sufficiency from our operations as quickly as possible, but if that is not successful, we will be required to secure additional funding to support our patent licensing and barcode ecosystem businesses. We cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations. In the past we have entered into financing and investment agreements with YA Global. Should YA Global choose not to enter into any further financing arrangements with us as they have in the past, or if we do not find alternative sources of financing to fund our operations or if we are unable to generate significant revenues, we may not have sufficient funds to sustain our current operations. Our debenture obligations to YA Global currently mature on August 1, 2013.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements – As of September 30, 2012, our cash balance was $1.3 million. NeoMedia’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our Common Stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our Common Stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C preferred stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2012 at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of December 31, 2011, which we are in the process of remediating. Such weaknesses were:

—	Our senior management did not establish and maintain proper oversight as to internal control over financial reporting as of December 31, 2011. Specifically, our senior management was unable, due to time constraints, to completely address the control weaknesses brought to their attention through the audit process. The management of the Company continues to enhance internal controls within the time and resource constraints of the Company.

—	We, through our senior management, did not maintain formalized accounting policies and procedures as of December 31, 2011. As they are being implemented, the policies and procedures will provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

—	Senior management did not consistently ensure that recurring and non-recurring journal entries were subject to proper review and approval prior to posting to the general ledger. Although our review did not disclose any materially incorrect or improper entries, proper review and approval of all general ledger transactions should occur.

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

Changes in Internal Control over Financial Reporting - We made changes (including hiring a full time CFO, the monthly reconciliation of accounts, the implementation of regular management reviews, and journal entry approval) in the Company’s internal control over financial reporting during the period ended September 30, 2012 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than the SpyderLynk, LLC complaint described in the paragraph below, the Company has not been involved in any new legal proceedings, or experienced any material developments in ongoing proceedings, during the quarter ended September 30, 2012.

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically, the complaint asserts infringement of U.S. Patent No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement. SpyderLynk has filed an answer to the complaint and counterclaims seeking to have the patents declared invalid, not infringe, and unenforceable.  NeoMedia filed a motion to dismiss certain of the counterclaims. The motion to dismiss is pending.  Discovery in the case is on-going.

ITEM 1A. Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits :

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	By-laws of NeoMedia Technologies, Inc.		8-K	3.2	12/21/2010
3.2	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.3	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.4	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.5	Form of Certificate of Amendment to Certificate of Incorporation of NeoMedia Technologies, Inc. authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.6	Form of Certificate of Amendment to Restated Certificate of Incorporation of NeoMedia Technologies, Inc. increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.7	Certificate of Amendment to the Certificate of Designation of the Series "C" Convertible Preferred Stock dated January 5, 2010.		8-K	3.1	1/11/2010
3.8	Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 5, 2010.		8-K	3.2	1/11/2010
3.9	Certificate of Amendment to the Certificate of Designation of the Series "D" Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.10	Certificate of amendment to the certificate of designation of the series D convertible preferred stock issued by the Company to YA Global dated March 5, 2010.		8-K	3.1	3/11/2010
10.1	Agreement, dated July 20, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	7/27/2012
10.2	Secured Convertible Debenture, No. NEOM-12-6, dated July 20, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.2	7/27/2012
10.3	Warrant, No. NEOM-0612, dated July 20, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	7/27/2012
10.4	Twentieth Ratification Agreement, dated July 20, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.		8-K	10.6	7/27/2012
10.5	Irrevocable Transfer Agent Instructions, dated July 20, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC		8-K	10.7	7/27/2012
10.6	Confidential Patent License Agreement (the “Agreement”) with Microsoft, Inc. dated August 21, 2012		8-K	10.1	8/24/2012
10.7	General Services Agreement by and between the Company and Jeff Huitt, dated August 27, 2012		8-K	10.1	8/28/2012

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: November 13, 2012	/s/ Jeff J. Huitt
Jeff J. Huitt, CFO, Principal Financial Officer and Principal Accounting Officer

