Form 10-Q/A
period 2012-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2012-11-28
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment #1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2012

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

Documents Incorporated By Reference - None

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10–Q/A to our Annual Report on Form 10–Q for the period ended September 30, 2012 originally filed with the Securities and Exchange Commission  (the “SEC”) on November 13, 2012 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q, in accordance with Rule 201 of Regulation S-T.

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

3

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

Date: November 27, 2012
	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Jeff Huitt
Jeff Huit
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer