Form 10-K
period 2012-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2013-04-01
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21743

NeoMedia Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 West Arapahoe Avenue, Suite 9, Boulder, CO 80302

(Address, including zip code, of principal executive offices)

303-546-7946

(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:	None
Name of exchange on which registered:	None – Quoted on the OTC Markets (OTCQB)
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,758,547, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s common stock on March 1, 2013 was 2,970,280,769.

Documents Incorporated By Reference - None

NeoMedia Technologies, Inc.

NeoMedia Technologies, Inc.

PART I

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which may be subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1. Business

In this Annual Report on Form 10-K, (this “Report”) unless otherwise indicated, the words “NeoMedia”, “Company” “we,” “us,” and “our” refer to NeoMedia Technologies, Inc., a Delaware corporation, and all entities owned or controlled by NeoMedia Technologies, Inc., except where it is made clear that the term only means the parent or a subsidiary company. As of December 31, 2012, we had one active wholly-owned subsidiary: NeoMedia Europe GmbH, (“NeoMedia Europe”) incorporated in Germany. In addition, there are several dormant subsidiaries which are listed in Exhibit 21 to this Report.

Overview

NeoMedia was founded in 1989 and is headquartered in Boulder, Colorado. We have positioned ourselves to pioneer 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. NeoMedia strives to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including mobile marketing, mobile commerce and advertising. In addition, we offer barcode management reader solutions as well as intellectual property licensing.

NeoMedia has been involved in, and has strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. We believe that our extensive IP portfolio differentiates us from the competition.

Products and Services

We provide a complete suite of mobile barcode solutions to markets around the globe.

2D Core – Our 2D Core products include NeoReader®, our barcode scanning application which is installed on mobile handsets, and NeoSphere™, our barcode management and infrastructure solution. We offer these services directly to clients as well as offer white label and Software Development Kit (SDK) versions of these products for inclusion in larger enterprise solutions.

•	NeoReader – a barcode scanning application that transforms mobile phones into universal barcode readers, allowing users to scan all major barcode types, including QR, Datamatrix, Aztec, EAN, UPC, PDF417 and Code 128. Users simply launch the NeoReader application on their mobile device, scan the barcode and are quickly linked either directly or indirectly through a resolution server to specific content. From there, the consumer can access real-time product or service information, download content, send a SMS, make a phone call, or complete a mobile commerce transaction. There is also a SDK available for NeoReader that allows the integration of NeoReader functionality into enterprise implementations.

•	NeoReader Enterprise – software solutions for commercial applications where mobile devices are utilized to manage products through manufacturing or distribution channels. These applications equip mobile devices to read 1D and 2D barcodes with their built-in camera. These solutions can be utilized as ideal tools for a variety of business applications including data collection, logistics, workforce management, and accessing information on the go.

•	NeoSphere - a web-based system that supports barcode management and allows users (typically agencies and brands) to easily develop, launch and manage a mobile barcode campaign by delivering three critical components:

o	Barcode creation tools

o	Campaign management tools

o	Reporting and analytics

We believe that NeoSphere affords marketers the ability to better monetize their traditional ads placement and boost marketing return-on-investment, providing the tools to effectively manage and control their barcode-based marketing campaigns.

Solutions – Our value-added solutions enable a full end-to-end mobile solution allowing marketers and advertisers to deliver a highly targeted and personalized consumer experience – from start to finish. These include:

•	Consulting Services – clients are able to leverage our expertise and deep knowledge of the mobile barcode market to enhance the effectiveness of their mobile campaigns.

•	Partner Solutions – we maintain partnerships with a variety of mobile marketing organizations that allow us to incorporate additional solutions into our existing portfolio, including:

o	Mobile websites – creation of mobile-optimized web pages to ensure a consistent consumer experience, making brand engagement easy and enjoyable.

o	SMS – a short messaging service allowing clients to add a messaging call to action to their campaign that enables consumers to connect to marketers by sending a text message.
o	Applications – creation of applications for iPhone and Android environments.

IP Licensing – We have a robust IP portfolio crossing many barcode implementations and are willing to license our patents to all in the ecosystem.

SALES AND MARKETING RELATIONSHIPS

We have worked to establish a network of direct salespeople as well as an indirect channel of resellers and business development personnel to market our products and services. We are focusing our sales activities primarily in the United States and Europe and are expanding our business development activities, through partnerships, to other markets.

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

Competition

We believe that we have positioned ourselves to compete as one of the leaders in the mobile barcode ecosystem. Our research indicates that the mobile barcode space is highly fragmented and there are a large number of providers offering similar solutions globally. As the mobile marketing industry matures, we expect consolidation as industry leaders are firmly established. Moreover, we believe we are well positioned due to our intellectual property, including many patents, on which our products and services are based. We expect that our intellectual property will serve as a competitive advantage as this market matures.

Intellectual Property

We rely on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect our proprietary rights.  As of December 31, 2012, we owned a large number of patents (both awarded and pending) across both the NeoMedia Technologies and NeoMedia Europe businesses.  Our patents include IP in a number of different patent families and cover core concepts behind our technology for linking the physical world to the electronic world.

During 2012, we licensed our patents to Kraft Foods, Mondelez International, Progressive Insurance, Microsoft, Paperlinks, 4GQR, SpyderLynk and CodeBroker. We are in discussions with other companies with regard to the licensing of our patents and our technology platforms.  However, there can be no guarantee that any of these discussions will result in future revenues.

We have an ongoing relationship with Global IP Law Group (“Global IP”) for our intellectual property monetization and enforcement activities.  Global IP assists us in seeking out potential licensees of our intellectual property portfolio, including any resulting litigation.

We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to us.  We have also entered into nondisclosure agreements with our suppliers, distributors and some customers in order to limit access to and disclosure of our proprietary information.  Nonetheless, neither the intellectual property laws nor contractual arrangements, nor any of the other steps we have taken to protect our intellectual property, can ensure that others will not use, or attempt to use, our technology or that others will not develop similar technologies.

We license, or lease from others, technologies which may be used in our services.  We expect that we and our customers could be subject to third-party infringement claims as the number of competitors grows.  Although we do not believe that our technologies or services infringe the proprietary rights of any third parties, we cannot ensure that third parties will not assert claims against us in the future or that these claims will not be successful.

Periodically, we may be made aware that technology we have used in our operations may have infringed upon intellectual property rights held by others.  We will evaluate all such claims and, if necessary and appropriate, seek to obtain licenses for the use of such technology.  If we or our suppliers are unable to obtain licenses necessary to use intellectual property in our operations, we may be legally liable to the owner of such intellectual property.  Moreover, even in those instances where we are justified in denying claims that we have infringed upon the intellectual property rights of others, we may nonetheless be forced to defend or settle legal actions taken against us relating to allegedly protected technology, and such legal actions may require us to expend substantial funds.  See “Item 1A Risk Factors – We may be unable to protect our intellectual property rights and may be liable for infringing the intellectual property rights of others, which could have a material adverse effect on our business.”

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

Some of our proprietary technology allows the storage of non-specific demographic data from users. On December 8, 2011, NeoMedia issued an updated Privacy Policy which can be accessed from our website at http://www.neom.com/privacy. We also published a new End User License Agreement which we believe is current with all best practices and guidelines in the United States and is located at http://www.neom.com/EULA.

Personnel

As of December 31, 2012, we had 14 personnel, including 6 individuals in our office in Würsulen, Germany. We believe that our personnel relations are good. None of our personnel are represented by a labor union or bound by a collective bargaining agreement.

Management Changes

On July 19, 2011, the Board of Directors of the Company (the “Board”) appointed Robert W. Thomson to serve as interim Chief Financial Officer and Corporate Secretary of the Company. Mr. Thomson had previously served as the Company’s Corporate Controller. Mr. Thomson served as the Company’s interim Chief Financial Officer and Corporate Secretary until January 2, 2012, at which time he resumed his duties as Corporate Controller. Mr. Thompson left the Company on April 17, 2012

On January 3, 2012, the Board appointed James A. Doran as Chief Financial Officer and Corporate Secretary. On February 8, 2012, Mr. Doran resigned from his position as Chief Financial Officer and Corporate Secretary of the Company.

On January 31, 2012, the Company finalized the removal process (that commenced on January 11, 2012) of Dr. Christian Steinborn from the position of Managing Director of NeoMedia Europe. Ms. Laura Marriott, our Chief Executive Officer, was appointed as the Managing Director of NeoMedia Europe.

On February 10, 2012, Colonel (Ret.) Barry S. Baer was appointed by the Board as Chief Financial Officer and Corporate Secretary of the Company.

On August 27, 2012, Jeff Huitt was appointed as Chief Financial Officer by the Board and Colonel Baer continued as Corporate Secretary. On November 4, 2012, Colonel Baer was appointed as Treasurer of the Company.

Subsequent Event:

On March 26, 2013, the Board appointed Colonel Baer as Chief Financial Officer with Mr. Huitt continuing to serve as Controller, in accordance with their existing agreements.

Board of Director Changes

On March 2, 2011, Sarah Fay was appointed to the Board. James J. Keil, a Director of NeoMedia since August 1996, retired from the Board after 15 years of service, effective June 30, 2011. On October 1, 2011, Peter Mannetti was appointed to the Board.

Research and Development

We have incurred $0.95 million and $1.6 million in research and development expenses during the years ended December 31, 2012 and 2011, respectively.

ITEM 1A. Risk Factors

You should carefully consider the following factors and all other information contained in this Report before you make any investment decisions with respect to our securities.

Risks Related to Our Business

We have incurred losses since inception and could incur losses in the future, and we have a accumulated deficit and a working capital deficit.

We have incurred substantial operating losses since inception, and may continue to incur losses. We must develop new client and customer relationships and substantially increase our revenue derived from improved products and IP licensing. We have expended, and to the extent we have available financing, we intend to continue to expend, resources to develop and improve our products and to market our products and services. A number of factors could increase our operating expenses, such as: adapting infrastructure and administrative resources to accommodate additional customers and future growth; developing products, distribution, marketing, and management for the broadest possible market; broadening customer technical support capabilities; developing additional indirect distribution partners; and, incurring legal fees and settlements associated with litigation and contingencies. To the extent that operating expenses are not offset by increases in revenues, our operating losses will increase.

There can be no assurance that our continuing efforts to execute our business plan will be successful but we believe that the organization is now of sufficient size to support our operating plan. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern. For the years ended December 31, 2012 and 2011, we incurred losses from operations of $5.5 million and $5.3 million, respectively. Net cash used by operations during the years ended December 31, 2012 and 2011 was $1.5 million and $4.5 million, respectively. At December 31, 2012, we have an accumulated deficit of $264.6 million. We also have a working capital deficit of $74.7 million, of which $70.2 million or 93% is related to our financing instruments, including $68.0 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $2.2 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities. We currently do not have sufficient cash, or commitments for financing to sustain our operations for the next twelve months. If our revenues are not to plan and our operating expenses cannot be reduced to sustain our operations, we may require additional financing in order to execute our operating plan; however, we believe that such additional financing will not be necessary. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

The items discussed above raise doubts about our ability to continue as a going concern.

Our management and Board may be unable to execute their plans to grow our revenues and achieve profitability and positive cash flows, which could cause us to discontinue our operations. We could fail to attract or retain key personnel which could have a material adverse effect on our business.

If our management and Board are unable to attract and retain management and staff to maintain and execute our plans, then we may fail to grow our revenues, manage costs and achieve profitability and positive cash flows, which may cause us to discontinue our operations.

All of our assets are pledged to secure certain debt obligations, which if we fail to repay and/or otherwise satisfy, could result in foreclosure upon substantially all of our assets.

The repayment of our convertible debentures, issued to YA Global, is secured by substantially all of our assets. In the event we are unable to repay and/or otherwise satisfy such secured convertible debentures, which mature on August 1, 2014, we could lose substantially all of our assets, which may adversely affect our business.

Our future profitability depends on the timely introduction of new products and the acceptance of these new products in the marketplace.

Rapid technological change and market development are typical for the industries we serve. Our future revenue and profitability will depend in large part on timely development and introduction of new products that address evolving market requirements. If we fail to effectively launch new and innovative products, we may lose market share to our competitors. Any inability, for technological or other reasons, to successfully grow our product portfolio could materially and adversely affect our business.

Existing shareholders will experience significant dilution when certain investors, such as YA Global, convert their preferred stock to common stock, convert outstanding convertible debentures to common stock, or when the investors exercise their warrants for common stock.

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

The potential market for “penny stocks” is further reduced by whether the Company can trade using the electronic trading system operated by the Depository Trust Company (“DTC”). Currently, the company is experiencing a DTC “chill” which limits electronic trading.

The DTC placed a “chill” on deposits of the Company’s common stock, which may negatively impact an investor’s ability to trade in our common shares.

In November 2011, the DTC placed a “chill” on deposits of our common stock. The “chill” does not affect our normal business operations. However, shareholders with internet brokerage accounts with firms such as Scottrade, TD Ameritrade or E*Trade may not be able to trade in our common shares through these internet brokers as usual. Because some shareholders may trade through these internet brokers which clear and settle through the DTC, we believe the “chill” may contribute to limitations on the ability for investors to purchase our shares. However, if an investor has an account with a full service broker, it will still typically clear and settle our stock manually, and the investor can typically buy and sell our stock as freely as usual without any DTC imposed restrictions.

Due to the accounting treatment of the convertible preferred stock, warrants and convertible debenture instruments issued by us, fluctuations in our stock price could have a material impact on our results of operations.

During the years ended December 31, 2012 and 2011, we reported net losses of $19.4 million and $849,000 respectively. The net loss in 2012 resulted primarily from non-cash losses arising from the extinguishment of debt resulting from modifications to the terms of certain convertible debentures. We also recognized gains and losses to reflect the change in fair value from the revaluation of warrants and convertible debentures, which are recorded at fair value, and the embedded conversion features in our Series C and D preferred stock, which features are also carried at fair value. We adjust the carrying value of these derivative instruments to market at each balance sheet date. As a result, we could experience significant fluctuations in our earnings in future periods from such gains or losses, based on movements in our share price. As a result, our income from operations may be completely overshadowed by the impact of fluctuations in the fair value of our financial instruments, resulting solely from changes in the price of our common stock. Therefore, our financial statements are highly complex and may be difficult for all but the most financially sophisticated readers to comprehend.

A majority of our assets are intangible assets, which will have little or no value if our operations are not profitable.

At December 31, 2012, a majority of our total assets were intangible assets, consisting primarily of rights related to our patents, other intellectual property, and goodwill arising from the excess of the purchase price over the fair value of tangible assets acquired in our purchase of NeoMedia Europe. If our results of operations do not return to profitability in the future, these assets will have little or no value, which could lead to us recognizing impairment losses for such assets. This could materially adversely affect the value of our stock and the ability of our shareholders to recoup their investments in our stock.

We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment annually or when events or changes in circumstances may warrant. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a materially adverse impact on our results of operations.

We may not be able to compete effectively in markets where our competitors have more resources, which could have a material adverse effect on our business.

Our market is highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We believe that competition will continue to intensify and increase in the near future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may be unable to protect our intellectual property rights and may be liable for infringing the intellectual property rights of others, which could have a material adverse effect on our business.

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

Many of our projects are critical to the operations of our clients’ businesses. Any failure in a client’s information system could result in a claim for substantial damages against us, regardless of our responsibility for such failure. We could, therefore, be subject to claims in connection with the products and services that we sell. Although we currently maintain product liability insurance, there can be no assurance that we have contractually limited our liability for such claims adequately or at all, or that we would have sufficient resources to satisfy any liability resulting from any such claim. The successful assertion of one or more large claims against us could have a material adverse effect on our business.

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

Some of the provisions of our Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, our Board adopted a shareholders’ rights plan and declared a non-taxable dividend of the right to acquire one-one hundredth of a share of our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to shareholders of record on December 20, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The shareholder rights plan was adopted as an anti-takeover measure, commonly referred to as a “poison pill”. The shareholder rights plan was designed to enable all shareholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us. The shareholders’ rights plan was not adopted in response to any effort to acquire control of us at the time of adoption, however it may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us. Certain shareholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings, were exempted from the triggering provisions of our “poison pill” plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the “poison pill”.

In addition, our Certificate of Incorporation authorizes our Board to designate and issue preferred stock, in one or more series, the terms of which may be determined at the time of issuance by our Board, without further action by shareholders, and may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion, redemption rights, and sinking fund provisions.

Preferred stock may have a negative impact on other stockholders or the pursuit of certain corporate actions.

We are authorized to issue a total of 25 million shares of preferred stock, par value $0.01 per share. The issuance of any preferred stock could have a material adverse effect on the rights of holders of our common stock, and, therefore, could reduce the value of shares of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of our Board to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in our control.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2012, we lease two office space facilities for our business purposes, our headquarters in Boulder, CO, and the property used for NeoMedia Europe’s office in Würselen, Germany. The Boulder, CO lease is an annual lease, of 1,354 square feet, expiring on March 31, 2013, with monthly payments of $1,354. We are currently in the process of renewing this lease. NeoMedia Europe operates from a facility in Würselen, Germany, where approximately 209 square meters are leased under the terms of a written lease which expires on March 31, 2014, with a monthly rent of $4,140.

ITEM 3. Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that such current actions, including the resolution of the following legal actions are unlikely to have an effect on our financial position or operating results.

William Klawonn v. Y.A. Global Investments, L.P. and NeoMedia Technologies, Inc. – On April 28, 2010, William Klawonn, a shareholder of NeoMedia, filed a derivative action, in the United States District Court for the District of New Jersey, against YA Global and us claiming trading activities that violated section 15 U.S.C. § 78p(b).  On July 8, 2010, an order was granted in the case stipulating that the plaintiff had agreed that we have no liability in the action.  The order also stipulated that we will be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On December 6, 2010, an order was granted in the case to dismiss for the plaintiff’s failure to state a valid claim for relief, without prejudice. However the order also allowed the plaintiff 45 days to amend the complaint. On January 20, 2011, the plaintiff filed an amended complaint. On February 4, 2011, a further order was granted in the case again stipulating that the plaintiff had agreed that we have no liability in the action. The order also again stipulated that we will continue to be considered a nominal party to the action, and as such we remain subject to the discovery rights and obligations of the action. On March 24, 2011, YA Global filed a motion to dismiss the amended complaint and on May 9, 2011, plaintiff filed a memorandum of law in opposition to YA Global’s motion to dismiss the amended complaint. On June 8, 2011, YA Global filed a reply memorandum of law in further support of its motion to dismiss the amended complaint.   The Court heard oral argument on the motion on August 4, 2011. On August 10, 2011, the Court issued an opinion and order granting the motion to dismiss as to some claims and denying it as to others.  We are not able to predict with any certainty the outcome of this litigation, including the merits or value of the amended complaint. There is no new status in this case to report.

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically the complaint asserts infringement of U.S. Patent No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement. On December 4, 2012, the two companies settled all pending litigation and NeoMedia has granted SpyderLynk a non-exclusive patent license. NeoMedia and SpyderLynk terminated all pending litigation brought by NeoMedia against SpyderLynk.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint sought to recover certain legal fees related to the plaintiffs’ services to us and other damages for tortious interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Board against complaints such as this and we maintain directors' and officers' liability insurance.    On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice. On October 18, 2011, the parties settled the matter through a confidential settlement agreement, and filed a stipulation to dismiss the matter with prejudice. The District Court will retain jurisdiction to enforce the settlement.

ITEM 4. Mine Safety Disclosures

N/A

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are quoted on the OTC Markets-OTCQB under the symbol “NEOM.

The following table summarizes the high and low bid information of the Company’s common stock for the periods indicated. All historical data below was obtained from OTC Market Group, Inc.:

	High	Low
2012:
Fourth quarter	$0.0062	$0.0021
Third quarter	$0.0137	$0.0054
Second quarter	$0.0315	$0.0072
First quarter	$0.0560	$0.0075
2011:
Fourth quarter	$0.0164	$0.0103
Third quarter	$0.0600	$0.0160
Second quarter	$0.2070	$0.0132
First quarter	$0.1200	$0.0205

The following table presents certain information with respect to our equity compensation plans as of December 31, 2012:

Number of
securities
remaining
available for
	Number of		future
	securities		issuance under
	to be issued		equity
	upon exercise		compensation
	of		plans
	outstanding	Weighted-average	(excluding
	options,	exercise price of	securities
	warrants and	outstanding options,	reflected in
	rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,340,000	$0.02	2,687,637

Equity compensation plans not approved by security holders	-	-	-

Total	1,340,000	$0.02	2,687,637

We have five stock option plans – the 2011 Stock Incentive Plan, the 2005 Stock Option Plan, the 2003 Stock Option Plan, the 2003 Stock Incentive Plan, and the 2002 Stock Option Plan. Options issued under these option plans may have a term of up to 10 years. Options may be granted with any vesting schedule as approved by the Stock Option Committee and/or the Board, but generally the vesting periods range from immediate vesting to 5 years. Common shares required to be issued on the exercise of stock options would be issued from our authorized and unissued shares.

Performance Graph

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has had no sales of unregistered securities during the quarter ended December 31, 2012

Holders

On March 1, 2013, the closing price of our common stock as quoted on the OTC Market was $0.0015 per share and there were 508 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not declared or paid any cash dividends and do not foresee paying any cash dividends in the foreseeable future.

ITEM 6.    Selected Financial Data

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

ITEM 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included in this Report. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Report under the caption “Forward Looking Statements”, which information is incorporated herein by reference.

Overview

NeoMedia has positioned itself to pioneer 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. We believe that our extensive intellectual property portfolio differentiates us from the competition. We strive to harness the power of mobile devices in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including mobile marketing, advertising, mobile payments, mobile couponing and more. We offer barcode management and reader solutions and IP licensing.

As companies of all sizes continue to recognize the potential of mobile barcodes, we continue to focus our efforts to take part in this rapidly expanding marketplace. We are focusing our sales and marketing activities primarily in the United States and Europe.

From a sales strategy perspective, we are focused in two key areas: the first is the maximization of our patent portfolio through IP licensing through monetization and enforcement, and the second is our two tiered sales approach on partnering with brands and agencies directly as well as partnering with key mobile marketing organizations to maximize the reach of our barcode management and reader solutions.

NeoMedia has been active in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP, focusing on the US market. We closed eight new licensing agreements in 2012, including one with Microsoft. We remain hopeful that our IP licensing activities will generate new licensees in 2013 and beyond. We intend to continue to vigorously pursue or defend, as applicable, claims affecting the business interests and intellectual property of the Company including litigation activities, where appropriate. Thus far, we have successfully caused three companies in the United States to cease and desist their mobile barcode operations that infringed upon our IP rights and have settled one litigation.

Our barcode management and infrastructure solution includes both our barcode reader (NeoReader) as well as our barcode infrastructure solutions (NeoSphere). Mobile barcodes continue to be an increasingly important engagement tool for brands and marketers. Our platform has generated more than 79,000 mobile barcodes for use in campaigns worldwide and continues to climb. In 2012, we saw scan activity from 193 countries with the top three countries for scanning traffic being the USA, Spain and Germany.

In 2012, we officially closed our hardware operations and will no longer be pursuing the sales of EXIO2, XELIA and MSS products. We will, however, continue to support existing customers who have these products and ongoing relationships with the company.

We continue to be faced with downward price pressure in the market given the fragmented competitive environment for mobile barcode solutions as well as the ‘battle’ between free and fee based solutions. We believe that NeoMedia will continue to differentiate itself on the basis of its high quality product and service offerings, customizable and full service solutions and our robust intellectual property portfolio. The sales process for mobile barcodes is a consultative sales process and organizations are seeking an end-to-end solution, including mobile websites, rich media, etc. Accordingly, we have extended our partner relationships to offer our customers a full service solution. Given the consultative sale, the sales cycles tend to be longer and more resource intensive for the larger deals.

We continue to promote an open and interoperable approach to the market to empower the mobile ecosystem – and deploy a partial indirect (also called managed direct or DNS prefixed) solution for our customers. Our research suggests that we are one of the few providers in the global ecosystem to offer Aztec code support, in addition to QR, Data Matrix and a variety of 1D symbologies.

NeoReader has also experienced continued growth in 2012 due to the continued growth of mobile barcode adoption. With pre-install agreements with Sony Mobile and Samsung Electronics Italy, as well as from the key “app stores” including Apple App Store™, Google Play™, Nokia Ovi Store, BlackBerry App World™, Windows® Marketplace and Amazon, our reader now has over 34 million installations world-wide.  Our reader is offered to consumers free of charge and we anticipate the growth in consumer utilization will continue and help encourage brand adoption of mobile barcodes.  We also offer NeoReader Enterprise and SDK for enterprise opportunities and recently launched an updated SDK offering which allows fast access to our tools for application developers.

In 2012, we completed our significant reduction in operating expenses and the reductions have helped to contribute to the overall sustainability of the company. We are focusing on continuing to grow the business and revenue and plan to continue to maintain self-sustainability with our aggressive 2013 business plan and continued cost conservation activities.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations has been prepared by our management based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, intangible assets, derivative liabilities and contingencies. Estimates are based on historical experience and on various assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods.

We consider the following accounting policies important in understanding our operating results and financial condition:

•	Intangible Asset Valuation – The determination of the fair value of certain acquired assets is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Although there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the weighted-average probability method outlined in FASB ASC Topic 360, Property, Plant, and Equipment. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

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

•	Goodwill – Goodwill represents the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. Although there have been changes to the legal structure of NeoMedia Europe and how we conduct business, we believe the goodwill value remains. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized, but is tested for impairment, at least annually, by applying the recognition and measurement provisions of FASB ASC 350, which require that we compare the carrying amount of the asset to its fair value. If impairment of the carrying value based on the estimated fair value exists, we measure the impairment through the use of discounted cash flows. If the carrying amount exceeds fair value, an impairment loss is recognized.

•	Derivative Financial Instruments – We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible preferred stock and convertible debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, volatility and conversion/redemption privileges. The use of different assumptions could have a material effect on the estimated fair value amounts.

For the majority of our convertible debentures, we have elected not to separately account for the embedded conversion feature as a derivative instrument but to account for the entire hybrid instrument at fair value in accordance with FASB ASC Topic 815, Derivatives and Hedging . For the remaining convertible debentures and our convertible preferred stock, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FASB ASC 815-40-05 and FASB ASC 815-40-15.

Financial Instruments and Concentrations of Credit Risk – Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities. For these financial instruments, we believe the carrying values approximate their fair values due to their short-term nature.

Certain of our convertible debentures are recognized as hybrid financial instruments and are carried in their entirety at fair value in accordance with FASB ASC 815. Our outstanding common stock warrants are accounted for as derivative liabilities and are also carried at fair value.

•	Revenue Recognition – We derive revenues from the following sources: (1) license fees relating to intellectual property, and (2) software and service revenues related to mobile marketing barcode infrastructure management and development, barcode readers and internally developed software..

•	License revenues, including intellectual property licenses, represent revenue from the licensing of our intellectual property. The basis for license fee revenue recognition is substantially governed by FASB ASC 985-605, Software Revenue Recognition. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured. We defer revenue related to license fees for which amounts have been invoiced and/or collected in accordance with the payment terms of the licensing agreements, but for which the above criteria have not been fully met. We recognize licensing revenue over the term of the licensing agreement, and we evaluate our deferrals periodically for any potential adjustments.

•	Software and services revenues represent revenue from the licensing of our proprietary software applications and are recognized based on guidance provided in FASB ASC 985-605 Software Revenue Recognition. We license our applications under non-exclusive and non-transferable license agreements. License revenue is recognized when persuasive evidence of an agreement exists, the price to the customer is fixed and determinable, delivery of the service has occurred and collectability is reasonably assured. In most cases, revenues are collected prior to services being offered and recognized over the duration of the contract and/or billing terms.

•	We recognize tax billings related to our sales revenue at the time of invoicing. The customer is responsible for paying all associated taxes to us in connection with the sale as part of the terms and conditions of the sales invoice. Taxes on billings in connection with invoices are paid to the corresponding taxing authority directly by us and recovered from the customer upon payment of the customer invoice.

•	Valuation of Accounts Receivable – Judgment is required when we assess the likelihood of ultimate realization of recorded accounts receivable, including assessing the likelihood of collection and the credit worthiness of customers. If the financial condition of our customers were to deteriorate or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, an increase in the allowance for doubtful accounts would be required. Similarly, a change in the payment behavior of customers generally may require an adjustment in the calculation of an appropriate allowance. Each month we assess the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed historical experience, our estimates could change and impact our reported results. At December 31, 2012, we concluded that an allowance for doubtful accounts was not required. At December 31, 2011, we concluded that an allowance of $19,000 for doubtful accounts was required. For the years ended December 31, 2012 and 2011, our bad debt expense was $457,000 and $19,000, respectively. The large bad debt in 2012 related to a large licensee going out of business in the United States during 2012.

•	Stock-based Compensation – We record stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation, which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. We use the Black-Scholes-Merton option pricing model and recognize compensation cost on a straight-line basis over the vesting periods of the awards. Inherent in this model are assumptions related to expected stock-price volatility, forfeiture rates and option life, risk-free interest rate and dividend yield.

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

•	Contingencies – We are subject to proceedings, lawsuits and other claims related to lawsuits and other regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes of these matters as well as potential ranges of possible losses. A determination of the amount of the loss accrual required, if any, for these contingencies, is made after careful analysis of each individual issue. We generally accrue attorney fees and interest in addition to an estimate of the expected liability. We consult with legal counsel and other experts when necessary to assess any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

•	Income Tax Valuation Allowance – Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a 100% valuation allowance at December 31, 2012 and 2011.

•	Foreign Currency Translation – The U.S. dollar is the functional currency of our operations, except for our operations at NeoMedia Europe, which use the Euro as their functional currency. Foreign currency transaction gains and losses are reflected in income. Translation gains and losses arising from translating the financial statements of NeoMedia Europe into U.S. dollars for reporting purposes are included in “Accumulated other comprehensive income (loss).”

Results of Continuing Operations

The following table sets forth certain data derived from our consolidated statements of operations:

	(in thousands)
	Year Ended December 31,
	2012	2011

Revenues	$2,344	$2,267
Cost of revenues	2,181	1,193
Impairment of inventory	-	368
Gross profit	163	706

Sales and marketing expenses	1,100	1,023
General and administrative expenses	3,593	3,363
Research and development costs	951	1,634

Operating Loss	(5,481)	(5,314)

Impairment loss on cash surrender value of life insurance policies	(527)	-
Gain on de-recognition of accrued obligations	8,300	-
Loss on extinguishment of debt	(27,479)	-
Gain from change in fair value of hybrid financial instruments	11,926	5,351
Gain (loss) from change in fair value of derivative liability - warrants	11,347	(12,223)
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(13,035)	15,715

Interest expense related to convertible debt	(4,437)	(4,378)

Net Loss	$(19,386)	$(849)

Net income (loss) per share, basic and diluted:
Basic	$(0.02)	$(0.00)
Fully diluted	$(0.02)	$(0.00)

Year Ended December 31, 2012 Compared With the Year Ended December 31, 2011

Revenues. Revenues for 2012 and 2011, respectively, were $2.344 million and $2.267 million, an increase of $77,000, or 3.4%. The increase was due primarily to an increase in IP Licensing and NeoReader SDK sales. We believe that our results regarding revenues for 2012 would have experienced a greater increase from 2011 but for the effect of certain pending arbitration proceedings delaying our ability to presently include certain revenues related and ancillary to such arbitration in our financial reporting. We anticipate that upon the resolution of such arbitration proceedings, any such revenues will be reflected in our future financial statements.

Cost of Revenues.   Cost of revenues was $2.18 million for 2012, compared with $1.19 million for 2011, an increase of $988,000. The majority of the increase in cost of revenues is primarily because of the legal fees associated with the monetization of our patents.

Sales and Marketing.   Our sales and marketing expenses were stable at $1.1 million for 2012, compared with $1.02 million for 2011. The slight increase resulted from our efforts to increase our IP licensing as well 2D core sales efforts.

General and Administrative.  General and administrative expenses were $3.59 million for 2012, compared with $3.36 million for 2011, an increase of $230,000 or 6.8%. A majority of this increase is related to an increase in bad debt expense of approximately $438,000. Legal costs remain a significant expense for us, as do the costs to maintain our public company standing.  We expect that with the changes to organizational and corporate structure complete, legal expenses will be significantly reduced in 2013 as will payroll expenses, as severance payments for departing employees were completed in January 2013.

Research and Development.   In 2012, expenses for research and development were $0.95 million, compared with $1.6 million for 2011, a decrease of $683,000 or 42%. Research and development decreased in 2012 resulting from certain cost reductions, but is expected to increase in 2013 as we continue to develop our barcode ecosystem products.

Loss from Operations.   In 2012, our loss from operations was $5.481 million, compared with $5.314 million in 2011, an increase of $167,000 or 3%, reflecting the increased cost of revenues and sales and marketing expenses, offset by reduced general and administrative and research and development costs.

Impairment Loss on Cash Surrender Value of Life Insurance Policies. The company previously had life insurance policies recorded at their cash surrender values of approximately $653,000. In 2012, we surrendered one of the policies and received cash proceeds of approximately $126,000. The company’s interest in the second policy, which was administered through a broker and had been assigned to the company under a separate agreement with a third party, was disputed by the insurance company. As a result, the company was unable to collect the cash surrender value of that policy from the insurance company and does not expect to be able to make any recovery from the third party. Accordingly, the company recorded an impairment loss of $527,000.

Gain on De-recognition of Accrued Obligations. The Company previously recorded an accrued purchase price obligation of $4,535,000 related to our 2006 acquisition of 12Snap, which we disposed of in 2007, and accruals for disputed services and other expenses relating to its former operations and dating from 2007 and prior, aggregating approximately $3,765,000.

In accordance with FASB ASC 405-20-40-1, a debtor shall de-recognize a liability if and only if it has been extinguished. A liability shall be extinguished if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

As of September 30, 2012, there had been no collection activity, invoices, statements of account, court action or communications related to these obligations for a minimum of five years with any of the affected parties or entities. Consequently, after reviewing the applicable state statutes of limitations, as provided to the company by its legal counsel, the company concluded that these obligations are no longer legally enforceable due to the applicable statutes of limitations for the collection of debt. Accordingly, the Company de-recognized these liabilities as of September 30, 2012.

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

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our convertible debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature.  The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. In 2012, the liability related to these hybrid instruments decreased, resulting in a gain of $11.9 million. In 2011, the liability related to these hybrid instruments also decreased, resulting in a gain of $5.4 million.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Warrants. We account for our outstanding common stock warrants which were issued in connection with our preferred stock and our debentures, at fair value. In 2012, the liability related to warrants decreased, resulting in a gain of $11.3 million. In 2011, the liability related to warrants increased, resulting in a loss of $12.2 million.

Gain (Loss) from Change in Fair Value of Derivative Liabilities - Series C and D Preferred Stock and Debentures. For our Series C and D convertible preferred stocks, and certain of our convertible debentures, we account for the embedded conversion feature separately as a derivative financial instrument.  We carry these derivative financial instruments at fair value. In 2012, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures, increased resulting in a loss of $13.0 million. In 2011, the liability related to the derivative instruments embedded in the Series C and D preferred stock and these debentures decreased, resulting in a gain of $15.7 million.

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

Interest Expense related to Convertible Debt. Interest expense related to debentures that are carried at amortized cost and which are not carried as hybrid financial instruments at fair value was $4.4 million and $4.4 million in 2012 and 2011, respectively. On May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2013 and reduce the interest rates to 9.5% per year. Because the effect of the modifications exceeded a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures are considered to be retired and new debentures issued. Following the modification, the debentures are carried as hybrid instruments at fair value. As a result, from May 25, 2012, interest expense related to these debentures is included as a component of the change in fair value of hybrid financial instruments, discussed above, rather than being included in interest expense.

Net Loss.   As a result of the above, we reported a net loss during 2012 of $19.4 million, an increase of $18.5 million compared with a net loss during 2011 of $849,000. This increase in net loss resulted primarily from losses net of gains relating to our derivative instruments.

Liquidity

	Year Ended December 31,
	2012	2011
	(in thousands)

Cash and cash equivalents	$611	$30

Net cash used in operating activities	$(1,536)	$(4,453)
Net cash used in investing activities	123	(2)
Net cash provided by financing activities	2,050	4,410
Effect of exchange rate changes on cash	(56)	(5)
Net increase (decrease) in cash	$581	$(50)

During 2012 and 2011, we funded our liquidity requirements through our existing cash resources and borrowings under our convertible debentures with YA Global. As of December 31, 2012, we had $611,000 in cash and cash equivalents, a material increase of $581,000 from the $30,000 balance as of December 31, 2011.

Going Concern

We have historically incurred net losses from operations and we expect that we may continue to have negative cash flows as we implement our business plan. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. For the years ended December 31, 2012 and 2011, we incurred operating losses of $5.5 million and $5.3 million, respectively. Net cash used by operations during the years ended December 31, 2012 and 2011 was $1.5 million and $4.5 million, respectively. At December 31, 2012, we have an accumulated deficit of $264.6 million. We also have a working capital deficit of $74.6 million, of which $70.2 million or almost 95% is related to our financing instruments, including $68.0 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $2.2 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

We currently do not have sufficient cash, or commitments for financing to sustain our operations for the next twelve months. We are developing new client and customer relationships and working to substantially increase our revenue from improved products and IP licensing. If our revenues are not to plan and our operating expenses cannot be reduced to sustain our operations, we may require additional financing in order to execute our operating plan; however, we believe that such additional financing will not be necessary. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

The items discussed above raise doubts about our ability to continue as a going concern.

Significant Liquidity Events

Financing Provided By YA Global. In 2011 and 2012, all of our external financing has been provided by YA Global. In 2012, we received a gross total of $2.65 million through issuance of a series of six convertible debentures and common stock warrants. The debentures bear interest at 9.5% per annum and mature on August 1, 2014. We paid cash fees to them from the proceeds of the secured convertible debentures and warrants of $150,000, resulting in net proceeds of $2.5 million. We also received two short-term loans from YA Global aggregating $112,000 which were subsequently repaid; we also repaid in full the July 20, 2012 debenture of $450,000.

In 2011, we received a gross total of $4.725 million in financing from YA Global through issuance of Series D preferred stock and a series of eleven convertible debentures and common stock warrants. From the gross proceeds, we paid cash fees to them of $315,000, resulting in net proceeds of $4.41 million.

Since September 2012, we have not received any additional financing from YA Global and we do not anticipate receiving additional financing during 2013. We believe our business plan will provide adequate cash flow to meet our operational requirements during 2013. It also should be noted in the table below that prior to January 1, 2011, 80% of the convertible debenture funding took place. Only 20% of the debenture based funding has occurred since there was a major change in management just prior to the start of 2011.

The following table outlines the funding that we have received from YA Global since 2006:

Debenture Issuance Year	Original Face Amount	Current Interest Rate
	(in thousands)
2006	$7,500	9.5%
2007	9,234	9.5%
2008	6,468	9.5%
2009	2,275	9.5%
2010	3,881	9.5%
2011	4,725	9.5%
2012	2,650	9.5%
Total	$36,733

Note that there was a reduction of 44% from 2011 to 2012 in financing provided by YA Global.

Conversions of our preferred stock or debentures into common stock have a positive effect on our future liquidity. During the year ended December 31, 2012, investors converted 246 shares of Series C preferred stock, 10,469 shares of Series D preferred stock, and $5.1 million of principal and accrued interest on the convertible debentures. These conversions have reduced the carrying value of the debentures and the associated derivative financial instruments, the Series C and D preferred stock, and the Debentures payable carried at fair value.

Under our security agreements with YA Global in connection with the convertible debentures, YA Global has a security interest in all of our assets. Additionally, we cannot enter into any debt arrangements in which YA Global is not the lender, grant any security interest in any of our assets, or grant any security below market price.

Subsequent Events

On February 4, 2013, we entered into a Debenture Extension Agreement with YA Global to extend the maturity dates of the secured convertible debentures held by YA Global to August 1, 2014. In addition to the extension of the maturity date, 1.4 billion of the 1.9 billion warrants held by YA Global were cancelled. The exercise price of the remaining 499,990,063 warrants was reset to $0.0001.

Contractual Obligations

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

Recently Issued Accounting Standards

The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have recently been issued:

ASU No. 2012-01	July 2012	Health Care Entities (Topic 954): Continuing Care Retirement Communities—Refundable Advance Fees

ASU No. 2012-02	July 2012	Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

ASU No. 2012-03	August 2012	Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)

ASU No. 2012-04	October 2012	Technical Corrections and Improvements

ASU No. 2012-05	October 2012	Statement of Cash Flows (Topic 230): Not-for-Profit Entities: Classification of the Sale Proceeds of Donated Financial Assets in the Statement of Cash Flows (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2012-06	October 2012	Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2012-07	October 2012	Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2013-01	January 2013	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

ASU No. 2013-02	February 2013	Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

ASU No. 2013-03	February 2013	Financial Instruments (Topic 825): Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities

ASU No. 2013-04	February 2013

Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2013-05	March 2013	Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the Emerging Issues Task Force)

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Rules 12b-2 of the Exchange Act and, as such, are not required to provide this information.

ITEM 8.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to such financial statements, the Company has suffered recurring losses from operations, has significant working capital and shareholder deficits and may have ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 1, 2013

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$611	$30
Trade accounts receivable, net of allowance of $0 and $19	217	674
Prepaid expenses and other current assets	120	194
Total current assets	948	898

Property and equipment, net	44	81
Goodwill	3,418	3,418
Proprietary software, net	99	757
Patents and other intangible assets, net	1,490	1,764
Cash surrender value of life insurance policies	-	653
Other long-term assets	40	29
Total assets	$6,039	$7,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$506	$598
Accrued expenses	399	8,370
Deferred revenues and customer prepayments	3,735	1,820
Note payable	50	91
Accrued purchase price guarantee	-	4,535
Other accrued expenses	-	3,765
Deferred tax liability	706	706
Derivative financial instruments - warrants	3,687	14,942
Derivative financial instruments - Series C and D preferred stock and debentures payable	2,147	9,171
Debentures payable - carried at amortized cost	53	16,317
Debentures payable - carried at fair value	64,292	16,458
Total current liabilities	75,575	76,773

Commitments and contingencies (Note 10)

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,840 and 5,086 shares issued and outstanding, liquidation value of $4,840 and $5,086 as of December 31, 2012 and 2011, respectively	4,840	5,086
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 13,950 shares issued and outstanding, liquidation value of $348 and $1,395 as of December 31, 2012 and 2011, respectively	348	1,395

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 2,106,035,882 and 541,999,246 shares issued and outstanding as of December 31, 2012 and 2011, respectively	2,106	542
Additional paid in capital	188,814	170,006
Accumulated deficit	(264,630)	(245,244)
Accumulated other comprehensive loss	(235)	(179)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(74,724)	(75,654)
Total liabilities and shareholders’ deficit	$6,039	$7,600

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011

Revenues	$2,344	$2,267
Cost of revenues	2,181	1,193
Impairment of inventory	-	368
Gross profit	163	706

Operating expenses
Sales and marketing expenses	1,100	1,023
General and administrative expenses	3,593	3,363
Research and development costs	951	1,634
Total operating expenses	5,644	6,020

Loss from operations before other income (expense)	(5,481)	(5,314)

Other income (expense)
Impairment loss on cash surrender value of life insurance policy	(527)	-
Gain on derecognition of accrued expenses and purchase price guarantee	8,300	-
Loss on extinguishment of debt	(27,479)	-
Gain from change in fair value of hybrid financial instruments	11,926	5,351
Gain (loss) from change in fair value of derivative liability - warrants	11,347	(12,223)
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(13,035)	15,715
Interest expense	(4,437)	(4,378)
Total other income (expense)	(13,905)	4,465

Net loss	$(19,386)	$(849)

Dividends on convertible preferred stock	-	-

Net loss attributable to common shareholders	$(19,386)	$(849)
Comprehensive loss:
Net loss	$(19,386)	$(849)
Other comprehensive loss item
Foreign currency translation adjustment	(56)	(40)

Comprehensive loss	$(19,442)	$(889)

Net loss per share, basic and diluted:
Basic	$(0.02)	$(0.00)
Fully diluted	$(0.02)	$(0.00)

Weighted average number of common shares:
Basic	1,276,601,569	205,213,037
Fully diluted	1,276,601,569	205,213,037

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries`

Consolidated Statements of Shareholders’ Equity (Deficit)

(In thousands, except share data)

	Common Stock					Treasury Stock

					Accumulated
			Additional Paid–in	Accumulated	Other Comprehensive			Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount	Deficit
Balance, December 31, 2010	25,678,978	$26	$153,974	$(244,395)	$(139)	2,012	$(779)	$(91,313)

Shares issued for acquisition of patent rights	5,000,000	5	345	-	-	-	-	350

Shares issued upon conversions of Series C preferred stock	223,611,975	223	9,651	-	-	-	-	9,874

Shares issued upon conversions of Series D preferred stock	102,704,877	103	1,848	-	-	-	-	1,951

Shares issued upon conversions of convertible debentures	184,988,281	185	4,122	-	-	-	-	4,307

Stock-based compensation expense	-	-	66	-	-	-	-	66

Comprehensive income (loss) – foreign currency translation adjustment	-	-	-	-	(40)	-	-	(40)

Net loss	-	-	-	(849)	-	-	-	(849)

Balance, December 31, 2011	541,984,111	542	170,006	(245,244)	(179)	2,012	(779)	(75,654)

Shares issued upon conversions of Series C preferred stock	34,168,248	34	844	-	-	-	-	878

Shares issued upon conversions of Series D preferred stock	142,457,436	143	2,199	-	-	-	-	2,342

Shares issued upon conversions of convertible debentures	1,387,426,087	1,387	15,751	-	-	-	-	17,138

Stock-based compensation expense	-	-	14	-	-	-	-	14

Comprehensive income (loss) – foreign currency translation adjustment	-	-	-	-	(56)	-	-	(56)

Net loss	-	-	-	(19,386)	-	-	-	(19,386)

Balance, December 31, 2012	2,106,035,882	$2,106	$188,814	$(264,630)	$(235)	2,012	$(779)	$(74,724)

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(19,386)	$(849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	972	977
Loss on extinguishment of debt	27,479	-
Gain on derecognition of accrued expenses and purchase price guarantee	(8,300)	-
Gain from change in fair value of hybrid financial instruments	(11,926)	(5,351)
(Gain) loss from change in fair value of derivative liability - warrants	(11,347)	12,223
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	13,035	(15,715)
Stock-based compensation expense	14	66
Bad debt expense	457	19
Interest expense added to liabilities	4,406	3,378
Impairment loss on cash surrender value of life insurance policy	527	-
Changes in operating assets and liabilities
Decrease (increase) in trade accounts receivable	-	(348)
Decrease in inventories	-	112
Decrease in prepaid expenses and other assets	63	99
Decrease in value of life insurance policies	-	86
Increase in accounts payable and accrued liabilities	555	447
Increase in deferred revenue and other current liabilities	1,915	403
Net cash used in operating activities	(1,536)	(4,453)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(3)	(2)
Proceeds received from life insurance policy	126	-
Net cash provided by (used in) investing activities	123	(2)

Cash Flows from Financing Activities:
Repayment of convertible debt instruments	(450)	-
Borrowings under convertible debentures	2,500	4,410
Net cash provided by financing activities	2,050	4,410

Effect of exchange rate changes on cash	(56)	(5)

Net change in cash and cash equivalents	581	(50)

Cash and cash equivalents, beginning of year	30	80
Cash and cash equivalents, end of year	$611	$30

Supplemental cash flow information:
Interest paid during the period	$31	$1,001
Series C preferred stock converted to common stock	$878	$9,874
Series D preferred stock converted to common stock	$2,342	$1,951
Convertible debentures converted to common stock	$17,138	$4,307
Shares issued for acquisition of patent rights	$-	$350

The accompanying notes are an integral part of these consolidated financial statements.

NeoMedia Technologies, Inc.

Notes to Consolidated Financial Statements

Note 1 - General

Business – NeoMedia Technologies, Inc., a Delaware corporation, was founded in 1989 and is headquartered in Boulder, Colorado. We have pioneered 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. NeoMedia strives to harness the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile phones with cameras become barcode scanners and this enables a range of practical applications including mobile marketing, mobile commerce and advertising. In addition, we offer barcode management reader solutions as well as intellectual property licensing.

NeoMedia has been involved in, and has strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio that encompasses many preferred mobile implementations. We believe that our extensive IP portfolio differentiates us from the competition.

Note 2 - Summary of Significant Accounting Policies

The accompanying audited consolidated financial statements have been prepared in accordance with US GAAP for financial information and Rule 8.03 of Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included.

Basis of Presentation – The consolidated financial statements include the accounts of NeoMedia Technologies, Inc. and our wholly-owned subsidiaries (collectively “we”, “us” or “our”),. We operate as one reportable segment. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern. For the years ended December 31, 2012 and 2011, we incurred operating losses of $5.5 million and $5.3 million, respectively. Net cash used by operations during the years ended December 31, 2012 and 2011 was $1.5 million and $4.5 million, respectively. At December 31, 2012, we have an accumulated deficit of $264.6 million. We also have a working capital deficit of $74.7 million, of which $70.2 million or 93% is related to our financing instruments, including $68.0 million related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments, and $2.2 million related to the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

We currently do not have sufficient cash, or commitments for financing to sustain our operations for the next twelve months. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from improved products and IP licensing. If our revenues are not to plan and our operating expenses cannot be reduced to sustain our operations, we may require additional financing in order to execute our operating plan; however, we believe that such additional financing will not be necessary. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

The items discussed above raise doubts about our ability to continue as a going concern.

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

Revenue Recognition – We derive revenues from the following sources:  (1) license fees relating to intellectual property, and (2) software and service revenues related to mobile marketing barcode infrastructure management and development, barcode readers and internally developed software. The revenues are recognized as follows:

•	License revenues, including intellectual property licenses, represent revenue from the licensing of our intellectual property. The basis for license fee revenue recognition is substantially governed by FASB ASC 985-605, Software Revenue Recognition. License revenue is recognized if persuasive evidence of an agreement exists, delivery has occurred, pricing is fixed and determinable, and collectability is reasonably assured. We defer revenue related to license fees for which amounts have been invoiced and/or collected in accordance with the payment terms of the licensing agreements, but for which the above criteria have not been fully met. We recognize licensing revenue over the term of the licensing agreement, and we evaluate our deferrals periodically for any potential adjustments.

•	Software and services revenues represent revenue from the licensing of our proprietary software applications and is recognized based on guidance provided in FASB ASC 985-605 Software Revenue Recognition. We license our applications under non-exclusive and non-transferable license agreements. License revenue is recognized when persuasive evidence of an agreement exists, the price to the customer is fixed and determinable, delivery of the software and/or services have occurred and collectability of the sales price is reasonably assured. In most cases, cash is collected prior to services being offered and recognized over the duration of the contract and/or billing terms.

Basic and Diluted Loss Per Share – Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2012 and 2011, we reported a net loss per share and basic and diluted loss per share were equivalent. We excluded all outstanding stock options, warrants and convertible instruments from the calculation of diluted net loss per share because these securities were anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted net loss per share calculations for each period:

	Year Ended December 31,
	2012	2011

Numerator: Share - loss available to common stockholders
Net loss	$(19,386)	$(849)
Adjustments to reconcile net income to loss applicable to common stockholders:
	-	-
Numerator for basic earnings per share - loss available to common stockholders	(19,386)	(849)

Effect of dilutive securities:
Adjustment for change in fair value of derivative liability Series C and D preferred stock and debentures	-	-
Adjustment for change in fair value of derivative liability- warrants	-	-
Adjustment for change in fair value of hybrid financial instruments	-	-
Adjustment for loss on extinguishment of debt	-	-
Adjustment for interest expense related to convertible debt	-	-
	-	-
Numerator for diluted earnings per share- loss available to common stockholders after assumed conversions of debentures and exercise of warrants	$(19,386)	$(849)

Denominator for diluted earnings per share- adjusted weighted average shares after assumed conversions and exercise of options:
Weighted average shares used to compute basic EPS	1,276,601,569	205,213,037
Effect of dilutive securities:
Convertible debentures	-	-
Convertible preferred stock	-	-
Dilutive potential common shares	-	-

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	1,276,601,569	205,213,037

Basic loss per share	$(0.02)	$(0.00)
Diluted loss per share	$(0.02)	$(0.00)

The following outstanding stock options, warrants, convertible debt and convertible preferred securities for the years ended December 31, 2012 and 2011 are anti-dilutive and therefore have been excluded from dilutive earnings per share:

	Year Ended December 31,
	2012	2011
Stock options	1,340,000	1,127,355
Warrants	1,882,492,690	1,601,629,073
Convertible debt	22,696,138,542	3,121,632,923
Convertible preferred stock	990,409,508	635,982,827
	25,570,380,740	5,360,372,178

Comprehensive Loss – We report comprehensive loss in accordance with FASB ASC 220, Comprehensive Income. This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ deficit.. Comprehensive loss reported in our financial statements represents foreign currency translation losses on intercompany balances which are deemed to be of a long-term investment nature.

Fair-valued Financial Instruments – Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. The most significant application is in connection with our Convertible Preferred Stock, Convertible Debentures and Warrants, where we determine the fair value of certain hybrid instruments carried at fair value, and certain derivative liabilities which are recorded at fair value under FASB ASC 815, Derivatives and Hedging. See below and Note 4 for further information regarding the accounting treatment of these financing instruments.

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

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, and equivalent volatility and conversion/redemption privileges. The use of different assumptions could have a material effect on the estimated fair value amounts.

For the majority of our convertible debentures, we have elected not to separately account for the embedded conversion feature as a derivative instrument but to account for the entire hybrid instrument at fair value in accordance with FASB ASC 815, Derivatives and Hedging. For the remaining convertible debentures and our convertible preferred stock, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FASB ASC 815-40-05 and FASB ASC 815-40-15.

Financial Instruments and Concentration of Credit Risk – We believe the carrying values of our financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financings approximate their fair values due to their short-term nature, or because they are carried at fair value.

Our cash balances in the United States periodically exceed federally insured limits. We have not experienced any losses in such accounts. Our cash balances in our NeoMedia Europe location are also maintained in financial institutions that provide deposit guarantees and are governed by local public law. Our policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their renewal licenses prior to initiating services.

Accounts Receivable – We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical collection experience and a review of the current status of accounts receivable.  We do not require collateral and to the extent credit is granted to our customers, all open accounts receivable beyond 90 days are evaluated for recovery (at which time they are generally charged off and sent to a collections agency, unless we believe that collection remains reasonably assured).

Goodwill –Goodwill represents the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. Although there have been changes to the legal structure and how we conduct business, we believe the goodwill value remains. In accordance with FASB ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized, but is tested for impairment, annually, as described below, by applying the recognition and measurement provisions of FASB ASC 350, which require that we compare the carrying amount of the asset to its fair value. If impairment of the carrying value based on the estimated fair value exists, we measure the impairment through the use of discounted cash flows. If the carrying amount exceeds fair value, an impairment loss is recognized.

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

As of December 31, 2012, we do not believe any of our long-lived assets are impaired.

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

Income Taxes – We account for income taxes under the provisions of FASB ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded a 100% valuation allowance as of December 31, 2012 and 2011.

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

Recent Accounting Pronouncements - The following Accounting Standards Codification Updates have been issued, or will become effective, after the end of the period covered by this discussion:

ASU No. 2012-01	July 2012	Health Care Entities (Topic 954): Continuing Care Retirement Communities—Refundable Advance Fees

ASU No. 2012-02	July 2012	Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

ASU No. 2012-03	August 2012	Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)

ASU No. 2012-04	October 2012	Technical Corrections and Improvements

ASU No. 2012-05	October 2012	Statement of Cash Flows (Topic 230): Not-for-Profit Entities: Classification of the Sale Proceeds of Donated Financial Assets in the Statement of Cash Flows (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2012-06	October 2012	Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2012-07	October 2012	Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2013-01	January 2013	Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

ASU No. 2013-02	February 2013	Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

ASU No. 2013-03	February 2013	Financial Instruments (Topic 825): Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities

ASU No. 2013-04	February 2013	Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2013-05	March 2013	Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the Emerging Issues Task Force)

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

Series A Preferred Stock - During December 1999, our Board of Directors approved a Certificate of Resolutions Designating Rights and Preferences of Preferred Stock, filed with the Secretary of State of the State of Delaware on December 20, 1999. By this approval and filing, 200,000 shares of Series A Preferred Stock were designated. Series A Preferred has the following rights:

•	The right to receive mandatory cash dividends equal to the greater of $0.001 per share or 100 times the amount of all dividends (cash or non-cash, other than dividends of shares of common stock) paid to holders of the common stock, which dividend is payable 30 days after the conclusion of each calendar quarter and immediately following the declaration of a dividend on common stock;

•	One hundred votes per share of Series A Preferred on each matter submitted to a vote of our shareholders ;

•	The right to elect two directors at any meeting at which directors are to be elected, and to fill any vacancy on our Board of Directors previously filled by a director appointed by the Series A Preferred holders;

•	The right to receive an amount, in preference to the holders of common stock, equal to the amount per share payable to holders of common stock, plus all accrued and unpaid dividends, and following payment of 1/100th of the liquidation preference to the holders of each share of common stock, an additional amount per share equal to 100 times the per share amount paid to the holders of common stock;

•	The right to exchange each share of Series A Preferred for 100 times the consideration received per share of common stock in connection with any merger, consolidation, combination or other transaction in which shares of common stock are exchanged for or converted into cash, securities or other property; and

•	The right to be redeemed in accordance with our shareholder rights plan.

While accrued mandatory dividends are unpaid, we may not declare or pay dividends or distributions on, or redeem, repurchase or reacquire, shares of any class or series of junior or parity stock.

The Series A Preferred was created in connection with our shareholders rights plan. As of December 31, 2012 and 2011, there were no shares of Series A Preferred outstanding.

Series A Convertible Preferred Stock - On June 19, 2001, our Board of Directors approved a Certificate of Designations to create 500,000 shares of a Class of Series A Convertible Preferred Stock, which was filed with the Secretary of State of the State of Delaware on June 20, 2001. By this approval and filing, 47,511 shares were designated as Series A Convertible Preferred Stock and remain to be issued. Our Series A Convertible Preferred Stock, par value $0.01 per share, has the following rights:

•	Series A Convertible Preferred was convertible into shares of common stock at a one-to-one ratio, which was proportionally adjusted to a one-to-one hundred ratio pursuant to a reverse stock split in 2011, and which is subject to proportional adjustment in the event of further stock splits or combinations, and dividends or distributions of shares of common stock. At the option of the holder, shares are subject to automatic conversion as determined in each agreement relating to the purchase of shares of Series A Convertible Preferred;

•	Each share of Series A Convertible Preferred is entitled to receive a liquidation preference equal to the original purchase price of such share in the event of liquidation, dissolution, or winding up;

•	Upon merger or consolidation, or the sale, lease or other conveyance of all or substantially all of our assets, shares of Series A Convertible Preferred are automatically convertible into the number of shares of stock or other securities or property (including cash) to which the common stock into which it is convertible would have been entitled; and

•	Shares of Series A Convertible Preferred are entitled to one vote per share of such stock, and vote together with holders of common stock.

As of December 31, 2012 and 2011, there were no shares of Series A Convertible Preferred outstanding.

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

As of December 31, 2012 and 2011, there were no shares of Series B Convertible Redeemable Preferred Stock outstanding.

Series C Convertible Preferred Stock - On February 22, 2006, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series C Convertible Preferred Stock (“Series C preferred stock”) and on January 6, 2011 filed an Amendment to the Certificate. By the approval and filing, 27,000 shares were designated as Series C preferred stock. Our Series C preferred stock, par value $0.01 per share, as amended on January 5, 2011, has the following rights:

•	Series C preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors. As of December 31, 2012 and 2011, accumulated undeclared unpaid dividends were $4.4 million and $3.9 million, respectively.

•	Series C preferred shares receive proceeds of $1,000 per share upon our liquidation, dissolution or winding up;

•	Each share of Series C preferred stock is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $50.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion; and

•	Series C preferred shares have voting rights on an as-converted basis with the common stock.

As of December 31, 2012 and 2011, there were 4,840 and 5,086 shares of Series C preferred stock issued and outstanding, respectively. The holders of our outstanding shares of Series C preferred stock are limited by the certificate of designation and by the contractual provisions of the related Securities Purchase Agreements under which Series C preferred stock was issued and other related transaction documents from beneficial control of more than 9.99% of our voting securities. Therefore, unless the holder waives this limitation upon 61 days’ notice to us, the holders of our Series C preferred stock may not exercise all the voting rights otherwise described in the certificate of designation of these securities (see Note 4).

Series D Convertible Preferred Stock - On January 5, 2010, we filed with the Secretary of State of the State of Delaware a Certificate of Designation of Series D preferred stock. On January 7, 2010, we filed an amendment with the Secretary of State of the State of Delaware to include certain registration rights in connection with the Series D preferred stock. By the approval and filing, 25,000 shares were designated as Series D preferred stock. On January 5, 2010, we issued 25,000 shares of Series D preferred stock to YA Global for gross proceeds of $2,500,000. Our Series D preferred stock, par value $0.01 per share, has the following rights:

•	Series D preferred shares are entitled to dividends at a rate of 8% per annum, if, as and when declared by the Board of Directors. As of December 31, 2012 and December 31, 2011 respectively, accumulated undeclared unpaid dividends were $425,000 and $225,000.

•	Series D preferred shares receive proceeds of $100 per share upon our liquidation, dissolution or winding up;

•	Each share of Series D preferred stock is convertible, at the option of the holder, into shares of our common stock at the lesser of (i) $2.00 or (ii) 97% of the lowest closing bid price of our common stock for the 125 trading days immediately preceding the date of conversion;

•	Series D preferred shares have voting rights on an as-converted basis with the common stock; and.

As of December 31, 2012 and 2011, 3,481 and 13,950 shares of Series D preferred stock were issued and outstanding.

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

Note 4 – Financing

At December 31, 2012, financial instruments arising from our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of secured convertible debentures issued between August 2006 and July 2012 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures - The underlying agreements for each of the debentures are very similar in form, except in regard to the interest rate, conversion prices, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership of the outstanding common stock, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets. The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010, 2011 and 2012 financings.

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

On May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2013 and reduce the interest rates to 9.5% per year, with interest being payable on the maturity date in cash or, provided certain equity conditions are satisfied, in shares of our Common Stock at the applicable conversion price. As discussed below, in February 2013, the maturity dates of the debentures held by YA Global was further extended to August 2014. Because the effect of the modifications in 2012 exceeded a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures were considered to be retired and new debentures issued. The existing instruments were first adjusted to fair value as of May 25, 2012 using the interest rate and maturity date prior to the amendment. The fair value of the new instruments was then calculated using the modified interest rate and maturity date to determine the fair value of the instrument subsequent to the amendment. The differences in the fair values before and after the amendment were recorded as an extinguishment loss of approximately $27.5 million in the accompanying 2012 statements of operations. Although the maturity date of the debentures held by YA Global has been extended to August 2014, the liabilities related to the debentures continue to be reflected as current liabilities in the accompanying 2012 consolidated balance sheet because we do not have sufficient authorized shares to permit conversion and, accordingly, could be required to settle the liabilities in cash.

As of the date of the modification, we have elected to carry all modified debentures at the fair value of the hybrid instrument with changes in the fair value of the debentures charged or credited to income each period.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of December 31, 2012:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Default	Look-back
Issuance Year	Amount	Rate	Rate	Price	Price	%	%	Period
	(in thousands)
2006	$6,180	9.5%	n/a	$2.00	$0.001890	90%	n/a	125 Days
2007	6,856	9.5%	n/a	$2.00	$0.001680-$0.001890	80%-90%	n/a	125 Days
2008	6,468	9.5%	20%-24%	$1.00-$2.00	$0.001680-$0.001995	80%-95%	50%-75%	125 Days
2009	1,644	9.5%	20%	$2.00	$0.001995	95%	50%	125 Days
2010	3,806	9.5%	20%	$0.10-$0.30	$0.001995	95%	50%	60 Days
2011	1,954	9.5%	20%	$0.10	$0.001995	95%	50%	60 Days
2012	1,979	9.5%	20%	$0.10	$0.001995	95%	50%	60 Days
Total	$28,887

At December 31, 2012, $25,717 of the face value of debentures was held by YA Global and $3,170 was held by other investors.

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

The table below summarizes the significant terms of the debentures that are carried at their amortized cost and for which the compound embedded derivative is bifurcated and accounted for as a derivative liability as of December 31, 2012:

			Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
				Anti-Dilution
Debenture	Face		Fixed	Adjusted		Look-back
Issuance Year	Amount	Interest Rate	Price	Price	%	Period
	(in thousands)
2006	$53	10.0%	$2.00	$0.00486	90%	125 days

Conversions and Repayments–Our preferred stock and convertible debentures are convertible into shares of our common stock. Upon conversion of any of the convertible financial instruments in which the compound embedded derivative is bifurcated, the carrying amount of the debt, including any unamortized premium or discount, and the related derivative instrument liability are credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. For instruments that are recorded in their entirety at the fair value of the hybrid instrument, the fair value of the hybrid instrument converted is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized.

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion.

		Preferred	Preferred	Common
	Preferred shares	shares	shares	shares
	issued	converted	remaining	issued
	(in thousands)

Series C preferred stock	22	17	5	273,382
Series D preferred stock	25	22	3	245,162

During the fourth quarter of 2012, we repaid $450,000 in outstanding principal and approximately $31,000 in accrued interest which resulted in a decrease of approximately $694,000 in the overall fair value of the hybrid instruments.

The outstanding principal and accrued interest for the debentures as of December 31, 2012 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding	Principal and
	principal and	accrued interest	Common
	accrued interest at	converted since	shares
	December 31, 2012	inception	issued
(in thousands)

Debentures	$42,959	$9,155	1,565,861

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

The following table provides a summary of the allocation of the components of the new debentures and warrants issued during the year ended December 31, 2012. The hybrid debt instruments were valued using a Monte Carlo Simulation valuation method and the warrants were valued using a binomial lattice option valuation method. Significant assumptions used to value the hybrid debt instruments and warrants as of inception of the financings are also provided in the table below.

	January 11,	February 6,	March 26,	April 26,	June 1,	July 20,
	2012	2012	2012	2012	2012	2012
	issuance	issuance	issuance	issuance	issuance	issuance
	(in thousands)

Gross proceeds	$400	$450	$450	$450	$450	$450
Structuring and due diligence fee	(25)	(25)	(25)	(25)	(25)	(25)
	$375	$425	$425	$425	$425	$425

Hybrid instrument	(289)	(176)	(287)	$(878)	$(799)	$(732)
Derivative warrants	(13)	(9)	(42)	(11)	(9)	(8)
Day one derivative loss	-	-	-	464	383	315
	(302)	(185)	(329)	$(425)	$(425)	$(425)

Warrant shares issued (in thousands)	1,000	1,000	1,000	1,000	1,000	1,000

Initial exercise price of warrants	$0.1500	$0.1500	$0.1500	$0.1500	$0.1500	$0.1500

Warrant valuation inputs:
Anti-dilution adjusted exercise price	$0.0135	$0.0090	$0.0418	$0.0117	$0.0093	$0.0080
Expected life	5 years	5 years	5 years	5 years	5 years	5 years
Estimated volatility	274%	254%	243%	178%	179%	174%
Risk free rate of return	0.32%	0.33%	0.48%	0.36%	0.32%	0.28%
Dividend yield	—	—	—	—	—	—

Hybrid instrument valuation inputs:
Conversion price	$0.009975	$0.009425	$0.030772	$0.007125	$0.009300	$0.006840
Equivalent volatility	170%	166%	170%	247%	178%	176%
Equivalent interest risk	14.00%	14.00%	14.00%	14.00%	14.00%	14.00%
Equivalent credit risk	7.37%	7.37%	7.19%	7.20%	7.18%	7.21%

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of December 31, 2012 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 0.58 years, equivalent volatility of 91%, equivalent interest rate of 8%, equivalent credit-risk adjusted rate of 6.9% and anti-dilution adjusted conversion price of $0.002037, (ii) Convertible Debentures: Anti-dilution adjusted conversion price of $0.001995. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the Common Stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On December 31, 2012, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of December 31, 2012 and 2011.

December 31, 2012				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$4,840	$4,840	$-	$1,988	923,953
Series D preferred stock	$348	$348	$-	143	66,457

Debentures:
2006	$53	$53	$7	16	11,871
Total	$53	$53	$7	$2,147	1,002,281

December 31, 2011				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$5,086	$5,086	$-	$554	499,084
Series D preferred stock	$1,395	$1,395	$-	152	136,899

Debentures:
2006	$7,061	$7,061	$3,550	1,554	1,128,515
2008	4,788	4,788	2,226	932	712,474
2009	1,983	1,965	736	370	278,427
2010	3,881	1,426	770	2,692	470,718
2011	4,725	1,077	376	2,917	436,730
Total	$22,438	$16,317	$7,658	$9,171	3,662,847

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of December 31, 2012 and 2011 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of December 31, 2012 and 2011 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

As discussed above, on May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2013 and those debentures are now accounted for as hybrid instruments and are carried in their entirety at fair value. The debentures outstanding at December 31, 2012 of $53,000 shown above represent a portion of the debentures issued to YA Global which had previously been transferred by YA Global to other parties. These debentures were not modified and continued to mature on July 29, 2012. At December 31, 2012 the debentures had not yet been converted or repaid.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statements of operations.

	Year ended December 31,
	2012	2011
	(in thousands)
Series C preferred stock	$(2,066)	$668
Series D preferred stock	(1,286)	921

Debentures:
2006	(3,005)	5,622
2008	(1,350)	3,908
2009	(484)	1,524
2010	(34)	2,533
2011	(4,825)	3,104
2012	15	-
	(13,035)	18,280
Less: Day-one loss from debenture financings	-	(2,565)
Gain (loss) from change in fair value of derivative liability	$(13,035)	$15,715

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. At inception, the March 2007, August 2007, April 2008 and May 2008 debentures were valued using the common stock equivalent approach. For the April 26, 2012 debenture and, effective May 25, 2012 for all other debentures, the Company changed its method of estimating the fair value of the hybrid instrument to consider the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of December 31, 2012 included: (i) present value of future cash flows for the debenture using a risk adjusted interest rate of 6.91%, (ii) remaining term of 0.58 years, (iii) equivalent volatility of 91%, equivalent interest rate of 9.5%, equivalent credit-risk adjusted rate of 6.91% and anti-dilution adjusted conversion prices ranging from $0.00189 - $0.00523.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of December 31, 2012 and 2011.

December 31, 2012			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$6,180	$14,758	5,196,283
2007	6,856	17,172	6,098,480
2008	6,468	15,492	5,487,497
2009	1,644	3,565	1,243,390
2010	3,806	7,178	2,512,724
2011	1,954	3,080	1,084,237
2012	1,979	3,047	1,073,527
Total	$28,887	$64,292	22,696,138

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Year ended December 31,
	2012	2011
	(in thousands)

2006	$2,680	$-
2007	798	4,003
2008	5,433	1,348
2009	708	-
2010	1,858	-
2011	840	-
2012	771	-
	13,088	5,351

Less: Day-one loss from debenture financings	(1,162)	-

Gain (loss) from changes in fair value of hybrid instruments	$11,926	$5,351

Warrants - The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		December 31, 2012			December 31, 2011
		Anti-Dilution			Anti-Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
			(in thousands)		(in thousands)
Warrants issued with preferred stock:
Series D preferred stock	2017	0.006840	328,947	$709	0.00998	225,564	$2,535

Warrants issued with debentures:
2007	2012	0.006840	-	-	0.00998	401,002	1,510
2008	2015	0.006840	896,382	1,691	0.00998	614,662	6,876
2010	2015	0.006840	306,287	571	0.00998	210,025	2,335
2011	2016	0.006840	219,298	453	0.00998	150,376	1,686
2012	2017	0.006840	131,579	263	n/a	—	—
Total			1,882,493	$3,687		1,601,629	$14,942

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of December 31, 2012 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 83% to 181%, and risk-free rates of return of 0.05% to 0.72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected Common Stock price volatility over the remaining term of the warrants. As a result of the anti-dilution provisions, the fixed exercise price of the warrants has been reset equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the previously stated exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statements of operations. The changes in the fair value of the warrants were as follows:

	Year ended December 31
	2012	2011
	(in thousands)
Warrants issued with preferred stock:
Series C preferred stock	$-	$53
Series D preferred stock	1,826	(2,280)

Warrants issued with debentures:
2006	-	185
2007	1,510	(1,316)
2008	5,185	(6,317)
2010	1,764	(1,368)
2011	1,233	(1,180)
2012	(171)	-
Total	$11,347	$(12,223)

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the year ended December 31, 2012:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2011:	$9,171	$14,942	$16,458	$40,571

Issuances:
January 11, 2012	289	13	-	302
February 6, 2012	176	9	-	185
March 26, 2012	287	42	-	329
April 26, 2012	-	11	878	889
June 1, 2012	-	9	799	808
July 20, 2012		8	732	740

Fair value adjustments:
Compound embedded derivatives	13,035	-	-	13,035
Warrant derivatives	-	(11,347)	-	(11,347)
Hybrid instruments	-	-	(11,926)	(11,926)

Change to fair value option related to compound embedded derivative	(29,656)	-	29,656	-

Change to fair value option related to debenture carrying value	-	-	26,809	26,809

Day-one loss from derivative financings	-	-	(1,162)	(1,162)

Extinguished	17,787	-	9,692	27,479

Repayments
June 1, 2012 financing	-	-	(28)	(28)
July 20, 2012 financing	-	-	(666)	(666)

Conversions:
Series C preferred stock	(632)	-	-	(632)
Series D preferred stock	(1,294)	-	-	(1,294)
August 24, 2006 financing	(740)	-	(926)	(1,666)
December 29, 2006 financing	(176)	-	(677)	(853)
March 27, 2007 financing	-	-	(1,047)	(1,047)
August 24, 2007 financing	-	-	(831)	(831)
October 28, 2008 financing	-	-	(383)	(383)
May 1, 2009 financing	(21)	-	-	(21)
July 15, 2009 financing	-	-	(637)	(637)
December 15, 2010 financing	-	-	(215)	(215)
January 10, 2011 financing	-	-	(267)	(267)
February 8, 2011 financing	-	-	(180)	(180)
March 11, 2011 financing	-	-	(788)	(788)
April 13, 2011 financing	(226)	-	(210)	(436)
May 31, 2011 financing	(885)	-	-	(885)
June 28, 2011 financing	(413)	-	(53)	(466)
July 13, 2011 financing	(1,656)	-	-	(1,656)
August 15, 2011 financing	(1,441)	-	-	(1,441)
September 15, 2011 financing	(1,458)	-	-	(1,458)
October 25, 2011 financing	-	-	(141)	(141)
December 8, 2011 financing	-	-	(209)	(209)
January 11, 2012 financing	-	-	(386)	(386)
March 26, 2012 financing	-	-	-	-
Ending balance, December 31, 2012	$2,147	$3,687	$64,292	$70,126

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

Subsequent events

On February 4, 2013, we entered into a Debenture Extension Agreement with YA Global to extend the maturity dates of the secured convertible debentures to August 1, 2014. In addition, effective February 1, 2013, 1.4 billion of the 1.9 billion warrants held by YA Global were cancelled. The exercise price of the remaining 499,990,063 warrants was reduced to $0.0001 per share.

Subsequent to December 31, 2012, holders of convertible debentures have converted $1,445,978 of principal and accrued interest on those debentures into 864,244,887 shares of our common stock.

Note 5 - Goodwill and Other Intangible Assets

At December 31, 2012 and 2011, we had goodwill of $3.4 million, representing the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired.

The following table summarizes other intangible assets:

			Total Intangibles
	Patents and Other	Proprietary	and Proprietary
	Intangibles	Software	Software
	(in thousands)
December 31, 2010	$2,048	$1,414	$3,462

Additions	-	-	-
Amortization	(284)	(657)	(941)
December 31, 2011	1,764	757	2,521

Additions	-	-	-
Amortization	(275)	(657)	(932)
December 31, 2012	$1,489	$100	$1,589

Weighted-average remaining amortization period in years	5.3	0.1

As of December 31, 2012, we estimate future amortization expense of intangible assets to be (in thousands):

2013	$378
2014	259
2015	244
2016	216
2017 and thereafter	492
Total future amortization expense	$1,589

Note 6 – Accrued Liabilities

The following table summarizes our accrued liabilities of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(in thousands)

Accrued operating expenses	$374	$563
Accrued payroll related expenses	6	130
Accrued interest	19	7,677
Total	$399	$8,370

Gain on De-recognition of Accrued Obligations. We previously recorded an accrued purchase price obligation of $4,535,000 related to our 2006 acquisition of 12Snap, which we disposed of in 2007, and accruals for disputed services and other expenses relating to its former operations and dating from 2007 and prior, aggregating approximately $3,765,000.

In accordance with FASB ASC 405-20-40-1, a debtor shall de-recognize a liability if and only if it has been extinguished. A liability shall be extinguished if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

As of September 30, 2012, there had been no collection activity, invoices, statements of account, court action or communications related to these obligations for a minimum of five years with any of the affected parties or entities. Consequently, after reviewing the applicable state statutes of limitation, as provided to us by our legal counsel, we concluded that these obligations are no longer legally enforceable due to the applicable statute of limitations for the collection of debt. Accordingly we de-recognized these liabilities as of September 30, 2012.

Accrued interest: On May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2013 and reduce the interest rates to 9.5% per year. Because the effect of the modifications exceeded a significance threshold relative to cash flows prescribed by FASB ASC 470-50, Debt Modifications and Extinguishments, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures were considered to be retired and new debentures issued. Following the modification, the debentures are carried as hybrid instruments at fair value. As a result, at dates subsequent to May 25, 2012, accrued interest related to these debentures is included as a component of the change in fair value of hybrid financial instruments, rather than being included in accrued interest expense.

Note 7 - Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ investment that, under accounting principles generally accepted in the United States, are excluded from net loss. At December 31, 2012 and 2011, comprehensive loss represents foreign currency translation losses on intercompany balances with, and our investment in, NeoMedia Europe, which are deemed to be of a long-term investment nature.

Note 8 - Income Taxes

As of December 31, 2012 and 2011, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	As of December 31,
	2012	2011
	(in thousands)

Net operating loss carry forwards (NOL)	$63,714	$63,711
Capital loss	3,515	3,515
Write-off of long-lived assets	526	526
Amortization of intangibles	(670)	(608)
Stock-based compensation	2,596	2,582
Capitalized software development costs and fixed assets	136	136
Deferred revenue	1,568	840
Alternative minimum tax credit carry forward	43	43
Inventory reserve	-	27
Accruals	2,554	2,554
Impairment loss	2,752	2,752
Derivative gain/loss	24,073	6,832
Interest expense	4,437	3,076
Total deferred tax assets	90,546	85,986
Valuation allowance	(90,546)	(85,986)
Net deferred tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance for the deferred tax assets, as it is more likely than not that the deferred tax assets will not be realizable.

For the years ended December 31, 2012 and 2011, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Expense/(benefit) at federal statutory rate	$(6,610)	$(289)
State income taxes, net of federal benefit	(753)	(33)
Permanent and other difference, net	2,803	580
Effects of change in state rates	-	(4,236)
Increase in valuation allowance	$(4,560)	$(3,978)

As of December 31, 2012, we had net operating loss carry forwards for federal tax purposes totaling approximately $165 million, which may be used to offset future taxable income and which, if unused, expire between 2013 and 2032, and a capital loss carry-forward of $9.3 million. As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, our subsidiary NeoMedia Europe, had foreign operations and is not included in our consolidated income tax balances above. NeoMedia Europe did not have income tax expense during the years ended December 31, 2012 and 2011.

NeoMedia Europe has net operating loss carry forwards that are estimated to be $11.4 million and $9.9 million as of December 31, 2012 and 2011, respectively. Due to the uncertainty of the utilization and recoverability of the loss carry forwards, we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

We follow the guidance in FASB ASC Topic 740 Accounting for Uncertainty in Income Taxes. We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2012. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the years ended December 31, 2012 and 2011. Due to the carry forward of NOL’s, Federal and state income tax returns are subject to audit for varying periods beginning in 1992.

Note 9 - Transactions with Related Parties

Mr. George O’Leary

In October 2010, we entered into an ongoing consulting agreement with SKS Consulting of South Florida Corp. (“SKS”). In October 2011, we renewed the 2010 consulting agreement with SKS, whereby we continued to pay $1,500 per day as needed for services rendered by Mr. O’Leary, as our acting Chief Operating Officer. Mr. O’Leary was also issued a stock option grant of 100,000 options, of which 25% vested immediately and 75% vests over eighteen months. Mr. O’Leary also serves as a member of the Board of Directors and is also the Chairman of our Audit Committee. In addition to his compensation as a member of our Board, Mr. O’Leary was compensated as our acting Chief Operating Officer under the 2011 consulting agreement, for which he received $75,750.

In January 2012, Mr. O’Leary’s October 2011 agreement was modified, whereby his number of days required by the Company was reduced and his daily rate was increased to $1,600 per day. The modified agreement also provides for additional compensation bonus of $15,000 on the occurrence of certain significant events. Mr. O’Leary received $20,650 in 2012 under the consulting agreement.

Ms. Laura A. Marriott

Ms. Marriott serves as our Chairperson of the Board of Directors and Chief Executive Officer. In October 2011, we renewed the October 2010 consulting agreement with Ms. Marriott, whereby we paid $30,000 per month for her services as our Chief Executive Officer. In connection with her October 2011 agreement, Ms. Marriott was also granted 250,000 stock options, of which 25% vested immediately and 75% vests over eighteen months. Further, Ms. Marriott is eligible for a bonus of up to $25,000 per quarter based on agreed upon performance measurements as approved by the Board of Directors.

In January 2012, Ms. Marriott’s October 2011 agreement was modified, whereby we pay her up to $35,000 per month for serving as our CEO. The modified agreement also provides for additional annual compensation bonus of up to $100,000 based upon agreed upon performance measurements as determined and approved by the Board. Under this agreement, we paid Ms. Marriott $410,400 in 2012.

Mr. Barry S. Baer

On February 20, 2012, we entered into a six month consulting agreement with Baer Partners LLC, whereby we pay an hourly rate, not to exceed $20,000 per month without prior approval, as needed for services rendered by Colonel Barry S. Baer as our Corporate Secretary/Treasurer. The agreement contains provisions for extensions by mutual consent and has been extended. Colonel Baer received $52,469 in 2012 under the provisions of his agreement with the Company.

Mr. Jeff Huitt

In August 2012, we entered into a mutually renewable six month consulting agreement with Mr. Huitt to serve as our Chief Financial Officer at an annual compensation amount of $140,000. Mr. Huitt received $48,619 in 2012

Subsequent Event:

On March 26, 2013, the Board appointed Colonel Baer as Chief Financial Officer with Mr. Huitt continuing to serve as Controller, in accordance with their existing agreements.

Note 10 - Commitments and Contingencies

We are party to various commitments and contingencies, including:

•	Operating leases for office facilities; these leases provide for minimum rents and generally include options to renew for additional periods.

•	Consulting agreements that carry payment obligations into future years;

•	Various payment arrangements with our vendors that call for fixed payments;

•	Convertible debentures with outstanding face amounts and accrued interest of $43.0 million.

The following table sets forth the future minimum payments due under the above commitments:

	2013	2014	2015	2016	Total

Operating leases	$52	$27	$-	$-	$79
Vendor and consulting agreements	396	385	385	385	1,551
Convertible debentures	-	42,959	-	-	42,959
Total	$448	$43,371	$385	$385	$44,589

Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that such current actions, including the resolution of the following legal actions, are unlikely to have a material adverse effect on our financial position or operating results.

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

SpyderLynk, LLC – On April 9, 2012, we filed a complaint against SpyderLynk, LLC in the District Court for the District of Colorado. The complaint asserts infringement of two NeoMedia patents related to our mobile barcode resolution technology. Specifically the complaint asserts infringement of U.S. Patent No. 6,199,048, and U.S. Patent No. 8,131,597. The complaint seeks to enjoin SpyderLynk from using NeoMedia’s patented technology and to recover damages caused by the infringement. On December 4, 2012, the two companies settled all pending litigation and NeoMedia has granted SpyderLynk a non-exclusive patent license. NeoMedia and SpyderLynk terminated all pending litigation brought by NeoMedia against SpyderLynk.

Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP - On February 18, 2011, Baniak Pine & Gannon, LLC, Valauskas & Pine LLC, and McDonnell Boehnen Hulbert & Berghoff LLP filed a complaint for injunctive and other relief against us and a member of our Board of Directors, Mr. George G. O'Leary in The United States District Court For The Northern District Of Illinois, Eastern Division. The complaint sought to recover certain legal fees related to the plaintiffs’ services to us and other damages for tortious interference by Mr. O'Leary. On April 21, 2011, we filed a motion to dismiss Mr. O'Leary from the lawsuit and on April 25, 2011, we filed an answer to the complaint. Our bylaws provide for the indemnification of our Directors against complaints such as this and we maintain directors' and officers' liability insurance.    On July 6, 2011, the District Court dismissed the claims against Mr. O'Leary with prejudice. On October 18, 2011, the parties settled the matter through a confidential settlement agreement, and filed a stipulation to dismiss the matter with prejudice. The District Court will retain jurisdiction to enforce the settlement.

Note 11 – Stock-Based Compensation

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

			Shares Available For
		Shares Reserved	Issuance at
Plan	Date Adopted	For Issuance	December 31, 2012

2011 Stock Incentive Plan	April 7, 2011	2,000,000	1,250,105
2005 Stock Option Plan	December 16, 2005	600,000	600,000
2003 Stock Option Plan	September 24, 2003	1,500,000	437,532
2003 Stock Incentive Plan	October 31, 2003	300,000	300,000
2002 Stock Option Plan	June 6, 2002	100,000	100,000
			2,687,637

We have not registered the 600,000 shares underlying the options in the 2005 Plan, and as a result, subject to their registration, all 600,000 options remain available for issuance.

The 2003 Stock Incentive Plan provides for up to 300,000 non-qualified options to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. No shares were issued during 2012 and 2011 under the 2003 Stock Incentive Plan.

The 2002 Stock Option Plan provides for up to 100,000 non-qualified options to be issued to pay compensation and other expenses related to employees, former employees, consultants, and non-employee directors. No options were issued during 2012 and 2011 under the 2002 Stock Option Plan.

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

Further, on April 7, 2011, the Board approved and issued option agreements with three members of our Board for a total of 300,000 shares of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.017 per share. Two of the three grantees’ options vest in equal monthly installments over an 18 month period, and the third grantee’s options vested on the date of the grant. On April 7, 2011, we cancelled 422,503 vested and non-vested stock options held by 17 employees, directors, officers and consultants, and granted 500,105 replacement stock options to employees, directors, officers and consultants under the 2011 Plan, at an exercise price of $0.017 per share. The replacement options were issued to most, but not all, employees whose exercise prices were $1.00 or greater.

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

On April 2, 2012 and April 25, 2012, the Board approved and issued two option agreements for a total of 25,000 shares and 50,000 shares, respectively, of our common stock from our 2011 Stock Incentive Plan at an exercise price of $0.03 per share and $0.01 per share, respectively. These grantees’ options were to vest over four years from the grant date. However, both grantees were terminated and the options forfeited upon their departure.

On July 23, 2012, the Board approved the issuance, under our 2011 Stock Incentive Plan, of four option agreements (each for 25,000 shares of our common stock) to each member of the Board of Directors, at an exercise price of $0.008 per share. Each of these grantees’ options vested on the grant date.

On August 27, 2012, our Chief Financial Officer received a stock option grant of 100,000 shares from our 2011 Stock Incentive Plan at an exercise price of $0.008 per share. The options vest over four years from the date of grant.

On November 10, 2012 our Secretary Treasurer received a stock option grant of 100,000 shares from our 2011 Stock Incentive Plan at an exercise price of $.008 per share. The options vest over four years from the date of the grant.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions:

A summary of the transactions during the years ended December 31, 2012 and 2011 with respect to our stock option plans follows:

	Year Ended December 31,
	2012	2011
Volatility	156%-169%	148%-210%
Expected dividends	-	-
Expected term (in years)	5.79	5.69
Risk-free rate	2.7%-2.89%	0.90%-2.89%

A summary of the transactions during the year ended December 31, 2012 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at January 1, 2011	1,127	$0.02
Granted	375	$0.01
Exercised	-	$-
Forfeited	(162)	$0.03
Outstanding at December 31, 2012	1,340	$0.02	$-	9.0
Exercisable at December 31, 2012	627	$0.02	$-	8.7

A summary of the status of our non-vested options as of December 31, 2012, and changes during such year is presented below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2011	657	$0.01
Granted	375	$0.01
Vested	(157)	$0.04
Forfeited	(162)	$0.03
Nonvested at December 31, 2012	713	$0.01

Total stock-based compensation expense is attributable to the granting of stock options and the remaining requisite service periods of stock options previously granted. Compensation expense attributable to stock-based compensation for the years ended December 31, 2012 and 2011 was $14,000 and $66,000, respectively As of December 31, 2012, the total unrecognized compensation cost related to non-vested stock options was $38,000 net of expected forfeitures and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

The following table summarizes information about our stock options outstanding as of December 31, 2012:

Options Outstanding				Options Exercisable

Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.008	200	9.6	$0.008	12	$0.008
$0.010	50	9.3	$0.010	6	$0.010
$0.014 to $0.017	970	8.8	$0.016	559	$0.020
$0.050	110	8.7	$0.050	47	$0.050
$0.140	10	8.1	$0.140	3	$0.140
	1,340	8.6	$0.020	627	$0.020

Subsequent Events

On February 4, 2013, the Board of Directors voted to extend Mr. J.J. Keil’s 131,025 options until April 7, 2016.

Note 12- Geographical and Customer Information

As of December 31, 2012, we were structured and evaluated by our Board of Directors and management as one business unit. Consolidated net revenues and net income (loss) from operations for the years ended December 31, 2012 and 2011 and as of December 31, 2012 and 2011 by geographic area, were as follows (in thousands):

	Year Ended December 31,
	2012	2011

Revenue:
United States	$2,099	$1,742
Europe	245	525
Total	$2,344	$2,267

Net income (loss):
United States	$(17,816)	$572
Europe	(1,570)	(1,421)
Total	$(19,386)	$(849)

		As of December 31,
	2012	2011
Identifiable assets:
United States	$5,902	$6,998
Europe	137	602
Total	$6,039	$7,600

For the year ended December 31, 2012, three customers accounted for 17%, 13% and 7% of our revenue. For the year ended December 31, 2011, three customers accounted for 23%, 17% and 15% of our revenue. No other customers accounted for more than 10% of revenue for the years ended December 31, 2012 and 2011.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting below, our disclosure controls and procedures were not effective, at a reasonable assurance level, as of December 31, 2012. As a result of these procedures, we believe our Consolidated Financial Statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management evaluated our internal control over financial reporting as of December 31, 2012. Management’s evaluation also included assessing the effectiveness of internal controls over financial reporting at NeoMedia Europe. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective at a reasonable assurance level due to the existence of the following material weaknesses:

1. The Company did not maintain an effective control environment at the entity level. Specifically, the Company identified the following material weaknesses in its control environment:

•	Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management was unable, due to time and resource constraints, to promptly address control weaknesses brought to their attention throughout this and the previous year’s audit;

•	The external auditors identified several material accounting adjustments to the Company’s financial statements that were a direct result of the combination of the weaknesses previously cited regarding the lack of review of the financial statements.

2. The Company did not maintain effective controls to ensure that management oversight and review procedures were properly performed, and the following material weaknesses were noted:

•	The Company did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, controls over the supervisory review and approval of journal entries for the recording of these financial transactions failed, resulting in adjustments to the financial statements.

•	.The Company did not maintain adequate controls over the accuracy, presentation and disclosure in recording revenue. Specifically, controls were not designed and in place to ensure that revenue transactions were analyzed for appropriate presentation and disclosure for recognition of revenue on a gross or net basis.

•	The Company did not maintain sufficient controls over Excel spreadsheets used to compile and produce financial statements.

(c) Remediation of Material Weaknesses

We have commenced efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures as of December 31, 2012. The above material weaknesses will not be considered remediated until new controls over financial reporting are operating effectively for an adequate period of time.

(d) Changes in Internal Control over Financial Reporting

Other than the remediation addressed in C above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Items.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our Directors and officers, their business experience during the last five years, their ages and all positions and offices that they hold with us as of the date of this Report.

Name	Age	Position

Laura A. Marriott	43	Chief Executive Officer and Chairperson

Barry S Baer	69	Secretary/Treasurer and Chief Financial Officer

George G. O'Leary	50	Chief Operating Officer and Director

Peter Mannetti	63	Director

Sarah Fay	50	Director

Family Relationships

There are no family relationships by and between or among the Directors or other officers. None of our Directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the “Biographies of Officers and Directors” section below.

Election of Directors and Officers

Each Director holds office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. Our officers are duly appointed and removed from office pursuant to the authority and action of the Board.

Biographies of Officers and Directors

Laura A. Marriott. Ms. Marriott was named to our Board of Directors in January 2009 and became our Chief Executive Officer and Chairperson of our Board of Directors on October 8, 2010. Ms. Marriott had previously served as President of the Mobile Marketing Association (MMA) since July 15, 2005 and prior to that, served as Director of Marketing for Intrado, Inc. from April 1, 2003 through July 14, 2005. During her tenure at MMA, the MMA membership experienced substantial growth, established global headquarters and regional chapters throughout the world, and developed guidelines for the industry. In 2011, she was named one of the industry’s Top 10 Women in Wireless by FierceMarkets. Ms. Marriott has more than twenty years of experience in the high-tech industry in the areas of business development, product management and marketing.

George G. O’Leary. Mr. O’Leary was named our Chief Operating Officer on October 19, 2010. Mr. O’Leary has been a Director of NeoMedia since February 2007, and is currently the President of SKS Consulting of South Florida Corp. He is also a member of the board of directors of Protection Plus Security Corporation, where he is currently Chairman and acting CFO. Prior to assuming his duties with the Company, Mr. O’Leary was a board member and a consultant to NeoGenomics, Inc. (NASDAQ -”NEO”) and was acting Chief Operating Officer from October 2004 to April 2005. Prior to becoming a director of NeoGenomics, Inc., Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated.

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

Peter Mannetti. Peter Mannetti has been a Director since October 1, 2011. Mr. Mannetti is a Managing Partner at iSherpa Capital, LLC, joining the firm in 2001. Mr. Mannetti previously founded and built Qwest Wireless from the ground up into a $1 billion company with over one million subscribers. As the Chief Executive Officer of the firm, he won national and international awards for his leadership in developing innovative wireless products. Prior to joining Qwest, Mr. Mannetti was a Vice President at BellSouth Mobile Data and held various management positions during his 18-year tenure at General Electric. Mr. Mannetti sits on a number of boards and advisory boards and is also very active in the education and non-profit sectors.

Barry S Baer. Colonel Baer joined the Company as Chief Financial Officer and Secretary on February 13, 2012. He has had an extensive career in financial management and has served as the CFO for a number of public and privately held companies including and Ecotality, Inc. (ECTY) (from 2006 – 2010). He is currently serving as Assistant Treasurer of Ecotality, Inc. In addition, Colonel Baer has served as CFO at a number of manufacturing corporations, including Max Katz Bag Company (2006 until present).

Legal Proceedings

Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current Director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice, acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Control Persons

None.

CORPORATE GOVERNANCE

Committees of our Board

Our Board has an Audit Committee and a Compensation Committee (collectively, the “Standing Committees”). There is not a standing Nominating Committee, and there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during the period covered by this Annual Report. From 2012 to the present, each of the Standing Committees had four persons, such persons being independent Directors Ms. Sarah Fay (since March 2011) and Mr. Peter Mannetti (since October 2011), and Directors Ms. Laura Marriott and Mr. George G. O’Leary. Former independent Director James J. Keil served on each of the Standing Committees until his retirement on June 30, 2011.

Audit Committee – The Audit Committee provides assistance to our Board in fulfilling its oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and external consultants. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. Mr. O’Leary is designated as a financial expert and Audit Committee Chairperson.

Compensation Committee – The Compensation Committee is responsible for recommending compensation and benefits for our executive officers to our Board and for administering our Incentive Plan for our management. The Compensation Committee also has responsibility for administering our stock option plans.

Executive Committee - The Board may, subject to its oversight and ratification, delegate such authority to the Executive Committee to permit the Executive Committee to conduct meetings and exercise its authority in the management of the routine business affairs of the Company, during the periods between meetings of the Board. The Executive Committee consists of the Chairperson and two other Directors. The Executive committee was not active during 2012 and to date.

Governance Committee – The Board may elect members to a Governance Committee. However, during 2012, the Governance Committee was not active.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2012, all such reports were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC, which is attached hereto by reference as Exhibit 14.1. This code of ethics applies to all of our Directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2012 and 2011 respectively, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years:

					Option	Other
Name and		Salary	Bonus		Awards	Compensation	Total
Principal Position	Year	($)	($)		($)	($)	($)

Laura A. Marriott
Chief Executive Officer	2012	$-	$60,000	(1)	$86	$450,900	$510,986
	2011	$-	$-		$2,412	$396,250	$398,662

Jeff Huitt
Former Chief Financial Officer	2012	$-	$-		$344	$48,619	$48, 963

Barry S Baer
CFO, Secretary, Treasurer	2012	$-	$-		$344	$52,469	$52,813

Michael W. Zima
Former Chief Financial Officer	2011	$83,689	$-		$536	$-	$84,225

George G. O'Leary
Chief Operating Officer	2012	$-	$15,000	(2)	$86	$64,164	$79,250
	2011	$-	$-		$1,542	$131,500	$133,042

Christian Steinborn
Former Chief Executive	2012	$86,680	$-		$-	$1,240	$87,920
Officer of NeoMedia Europe	2011	$245,075	$-		$412	$16,118	$261,605

1 – 2011 bonus paid in 2012.

2 – 2011 bonus paid in 2012.

Narrative Disclosure to Summary Compensation Table

All amounts presented for the value of Option Awards represent the aggregate grant date fair value computed in accordance with FASB ASC 718.

Laura A. Marriott – Ms. Marriott became our Chief Executive Officer and Chairperson of our Board on October 8, 2010. Prior to that she was a member of our Board. During 2012 Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our Chief Executive Officer. The information presented in the Summary Compensation Table includes her aggregate compensation for all the services she provided. Ms. Marriott received Directors fees of $40,500 and consulting fees of $410,400, both of which are reported under the heading of All Other Compensation. Ms. Marriott was granted a bonus for her performance in 2011 which was paid in 2012.

Michael W. Zima – Mr. Zima was our Chief Financial Officer from September 17, 2008 until July 19, 2011. His employment was not governed by an employment agreement. Mr. Zima’s annual salary in 2011 was $140,000. Mr. Zima received a grant of options to purchase our common stock. All Other Compensation for Mr. Zima includes amounts related to his participation in our employee benefit plans.

George G. O’Leary – Mr. O’Leary became our Chief Operating Officer and continued as a member of our Board on October 8, 2010. Prior to that, Mr. O’Leary served as a member of our Board. During 2012, Mr. O’Leary also provided services to us under a per-diem consulting agreement for his services to us as our Chief Operating Officer and for other general consulting services. The information presented in the Summary Compensation Table includes his compensation for all the services he provided in the aggregate. Mr. O’Leary received Directors fees of $43,000 and consulting fees of $20,650, both of which are reported under the heading of All Other Compensation. Mr. O’Leary was granted a bonus for his performance in 2011 which was paid in 2012.

Dr. Christian Steinborn – Dr. Steinborn served as the Chief Executive Officer of our subsidiary, NeoMedia Europe GmbH until January 31, 2012. His employment was governed by an employment agreement which set his annual salary at €160,000 Euros. Dr. Steinborn has received several stock option grants during his employment and his tenure as an officer. All Other Compensation for Dr. Steinborn includes the annual value of his company provided automobile.

Barry S Baer – Colonel Baer served as Chief Financial Officer from February 2012 until August 2012 and subsequently as Secretary/Treasurer. All other compensation reflects the payments received under the terms of his agreement with the company. In addition Colonel Baer received a stock option grant in November 2012.

Jeff Huitt – Mr. Huitt served as Chief Financial Officer since August 2012. All other compensation reflects the payments received under the terms of his agreement with the company. In addition Mr. Huitt received a stock option grant in August 2012.

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options and stock that has not vested as of December 31, 2012 with respect to the executive officers named in the Summary Compensation Table:

Option Awards
				Equity Incentive Plan
		Number of Securities		Awards: Number of
		Underlying		Securities Underlying	Option
		Unexercised Options		Unexercised	Exercise	Option
		Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name		(#)	(#)	(#)	($)	Date

Laura A. Marriott	(1)	25,000	-	-	$0.017	1/1/2019
Chief Executive Officer	(2)	1,775	-	-	$0.017	4/29/2019
	(3)	100,000	-	-	$0.017	4/7/2021
	(4)	166,667	83,333	-	$0.014	10/3/2021
	(5)	25,000	-	-	$0.008	7/23/2022

Barry S Baer
CFO/Secretary, Treasurer	(6)	-	100,000		$0.008	11/10/2022

Jeff Huitt
Former Chief Financial Officer	(7)	-	100,000		$0.008	8/27/2022

George G. O'Leary	(8)	3,881	-	-	$0.017	7/20/2017
Chief Operating Officer	(9)	1,502	-	-	$0.017	7/20/2017
	(10)	1,986	-	-	$0.017	10/3/2017
	(11)	2,165	-	-	$0.017	1/21/2018
	(12)	2,189	-	-	$0.017	4/17/2018
	(13)	7,050	-	-	$0.017	4/29/2019
	(14)	166,667	83,333		$0.014	4/7/2021
	(15)	100,000	-		$0.014	10/3/2021
	(16)	25,000	-		$0.008	7/23/2022

Christian Steinborn	(17)	-	1,000	-	$0.017	2/23/2016
Former Chief Executive Officer of	(18)	-	1,000	-	$0.017	2/23/2016
NeoMedia Europe	(19)	-	1,000	-	$0.017	2/23/2016
	(20)	-	1,000	-	$0.017	2/23/2016

(1) Ms. Marriott’s option grant on January 1, 2009 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant. Option grants were repriced on April 7, 2011.

(2) Ms. Marriott’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010. Option grants were repriced on April 7, 2011.

(3) Ms. Marriott’s option grant on April 7, 2011 vests in 18 equal monthly installments beginning on May 7, 2011.

(4) Ms. Marriott’s option grant on October 3, 2011 vests in equal installments beginning on January 1, 2012 through October 1, 2014.

(5) Ms. Marriott’s option grant on July 23, 2012 vested on grant date.

(6) Colonel Baer’s option grant on November 10, 2012, vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant.

(7) Mr. Huitt’s option grant on August 27, 2012, vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant.

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

(9) Mr. O’Leary’s option grants on July 20, 2007 vested in their entirety on July 20, 2007. Mr. O’Leary’s options were repriced on April 7, 2011.

(10) Mr. O’Leary’s option grant on October 3, 2007 vested in its entirety on October 3, 2007. Mr. O’Leary’s options were repriced on April 7, 2011.

(11) Mr. O’Leary’s option grant on January 21, 2008 vested in its entirety on January 21, 2008. Mr. O’Leary’s options were repriced on April 7, 2011.

(12) Mr. O’Leary’s option grant on April 17, 2008 vested in its entirety on April 17, 2008. Mr. O’Leary’s options were repriced on April 7, 2011.

(13) Mr. O’Leary’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010. Mr. O’Leary’s options were repriced on April 7, 2011.

(14) Mr. O’Leary’ option grant on April 7, 2011vests in 18 equal monthly installments beginning on May 7, 2011.

(15) Mr. O’Leary’ option grant on October 3, 2012 vests in equal installments beginning on January 1, 2012 through October 1 2014.

(16) Mr. O’Leary’s option grant on July 23, 2012 vested on grant date.

 (17) Dr. Steinborn’s option grant on December 23, 2006 vested over a 3 year period, with 25% vesting on the grant date and 25% on each subsequent anniversary date of the grant. Dr. Steinborn’s options were repriced on April 7, 2011. Dr. Steinborn’s options were forfeited upon his termination on January 10, 2012.

(18) Dr. Steinborn’s option grant on December 20, 2007 vests over a 4 year period, with 25% vesting on each subsequent anniversary date of the grant. Dr. Steinborn’s options were repriced on April 7, 2011. Dr. Steinborn’s options were forfeited upon his termination on January 10, 2012.

(19) Dr. Steinborn’s incentive option agreement dated February 16, 2007 originally provided for up to 20,000 options to purchase our shares. Each year 25% of the original incentive option plan could be earned and vested based on the achievement of goals as determined by the Compensation Committee. It was determined that the first 25% increment of this plan, for options to purchase 5,000 shares, were earned and vested. It was determined that the second 25% increment of this plan was not earned. It was determined that the third 25% increment of this plan, for options to purchase 5,000 shares, were earned and vested. The vesting of the fourth 25% increment of this plan, for options to purchase 5,000 shares, was yet to be determined as of December 31, 2010. The exercise price of each portion of the options earned under this plan is established at the date it is earned. Dr. Steinborn’s options were repriced on April 7, 2011. Dr. Steinborn’s options were forfeited upon his termination on January 10, 2012.

(20) Dr. Steinborn’s option grant on April 29, 2009 vested in 12 equal monthly installments beginning on May 29, 2009 and was completely vested on April 29, 2010. Dr. Steinborn’s options were repriced on April 7, 2011. Dr. Steinborn’s options were forfeited upon his termination on January 10, 2012.

Additional Narrative Disclosure

Retirement Benefits

We offer a defined contribution plan to our United States employees in accordance with Section 401(K) of the Internal Revenue Code. Under the provisions of this plan, eligible employees may defer a portion of their pre-tax compensation into the plan. However, we do not make any matching contributions to the plan.

Change in Control Agreements

In connection with funding negotiations between us and YA Global, and effective May 10, 2012, all Directors and certain employees of the Company, including Ms. Marriott, Mr. O’Leary, and Colonel Baer were granted accelerated vesting of all time-vesting options and all earned incentive options to purchase shares of our common stock and payment provisions, upon a change in control of the Company

Director Compensation

The following table sets forth certain information related to compensation paid to our Directors for the year ended December 31, 2012:

	Fees
	Earned or	(a)	(b)	All
	Paid in	Stock	Option	Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)

Laura A. Marriott	$40,500	$-	$86	$470,400	$510,986

George G. O'Leary	$43,000	$-	$86	$35,650	$78,736

Sarah Fay	$43,250	$-	$86	$-	$43,336

Peter Mannetti	$43,750	$-	$86	$-	$43,836

Narrative to Director Compensation Table

Our Directors are compensated through a combination of cash and stock options. Cash compensation amounts payable to the Directors are payable on an annual basis.

Compensation Plan from January 1 2012 to June 30, 2012

•	$7,500 /quarter plus Board resolution fees for both independent members of the Board as well as Mr. O’Leary.

Compensation Plan from July 1 to December 31, 2012

•	$10,000/ quarter for each member of the Board.

As of January 1, 2013, the Board compensation changes to $12,500/quarter for both independent Board members as well as Mr. O’Leary and is expected to increase again in 2014.

Grants of Plan-based Awards

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March, 2013: (i) by each of our Directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and Directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 1, 2013, there were 2,970,280,769 shares of our common stock outstanding:

			Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
	Common Stock
	Beneficial	Percent of	Beneficial	Percent of	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)	Ownership (1)	Class (1)	Ownership (1)	Class (1)

Directors and Named Executive Officers
Laura A. Marriott (2) (3)	318,442	*	-	*	-	*
Barry S Baer (2)	-	*	-	*	-	*
George G. O'Leary (2) (5)	320,660	*	-	*	-	*
Sarah Fay (2) (6)	108,333	*	-	*	-	*
Peter Mannetti (2) (7)	69,444	*	-	*	-	*
Officers and Directors as a Group (6 Persons) (8)	816,879	*	-	*	-	*

Other Beneficial Owners
YA Global Investments, LP (9)	301,976,571	10.2%	85	100.0%	3,395	13.6%
Total	301,976,571	10.2%	85	100.0%	3,395	100.0%

Shares outstanding	2,970,280,769		85		3,395

* Indicates less than 1%.

(1) Applicable percentage of ownership is based on 2,970,280,769 shares of common stock outstanding as of March 1, 2013. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 1, 2013 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable, or exercisable within 60 days of March 1, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock, Series C preferred stock and Series D preferred stock are our only issued and outstanding classes of securities eligible to vote. However, due to contractual restrictions, the Series C preferred stock and Series D preferred stock are currently not eligible to vote.

(2) Address of the referenced individual is c/o NeoMedia Technologies, Inc., 100 West Arapahoe Avenue, Suite 9, Boulder, CO., 80302.

(3) Laura Marriott is Chief Executive Officer and Chairperson of our Board. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March, 2013.

(4) Barry S Baer is our CFO, Corporate Secretary and Treasurer.

(5) George G. O'Leary is our Chief Operating Officer and a member of our Board. Ownership includes 10,220 shares owned by SKS Consulting of South Florida Corp, a company that Mr. O'Leary currently serves as President and shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2013.

(6) Sarah Fay is a member of our Board. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of March 1, 2013.

7) Peter Mannetti is a member of our Board. Ownership includes shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April March 1, 2013.

(8) Includes an aggregate of 737,215 options to purchase shares of common stock which will have vested within 60 days of March 1, 2013

(9) The address of YA Global Investments, L.P. (“YA Global”) is 101 Hudson Street, Suite 3700, Jersey City, NJ 07302. The information presented herein is based on information provided by YA Global and based on the records of the Company. Ownership includes 3,395 shares of Series D preferred stock owned by YA Global; 61 shares of Series C preferred stock owned by a related entity, Yorkville Advisors GP, LLC; 1,005,025 shares of Common Stock and; 1,005,025 shares of Common Stock owned by Mr. David Gonzalez, an officer of YA Global; 1,005,025 shares of Common Stock and 24 shares of Series C preferred stock owned by Mr. Gerald Eicke, an officer of YA Global. Our Series C preferred stock and Series D preferred stock are entitled to vote on an as-converted basis with holders of our Common Stock with respect to the amount of Common Shares receivable upon conversion of such preferred stock. However the holders of our Series C preferred stock and Series D preferred stock are subject to contractual limitations in regards to their beneficial ownership, including their ability to exercise their voting rights, to the extent that they cannot exceed 9.99% combined beneficial ownership. If such holders were to declare us in default or if they issue a notice waiving the 9.99% limitation, upon 61 days’ notice, and comply with the SEC’s beneficial ownership reporting requirements for affiliates, they would be able to vote their Series C preferred stock and Series D preferred stock on an as-converted basis. Based upon the 9.99% limitation, YA Global may exercise up to 297,028,077 of the 499,990,063 warrants they hold in conjunction with the convertible debentures they hold.

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

Director Independence

As of the date of filing of this Report, our non-executive Directors Mr. Mannetti and Ms. Fay, are independent Directors. Ms. Marriott, as our Chief Executive Officer and Chairperson of the Board, and Mr. O’Leary as Chief Operating Officer and Director, are not independent.

ITEM 14. Principal Accountant Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and Other Fees

The aggregate fees billed by our independent auditors, Kingery & Crouse, P.A., for the audit of our annual consolidated financial statements for the years ended December 31, 2012 and 2011 and for the review of our quarterly financial statements during 2012 and 2011 were $119,390 and $98,000 respectively. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

Audit Committee Pre-approval

The Audit Committee of our Board approves all non-audit services provided by our primary accountants.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Report. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996

3.2	By-laws of the Company		8-K	3.2	12/21/2010

3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996

3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996

3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996

3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996

3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996

3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996

3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996

3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996

3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996

3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996

3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006

3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010

3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	3.2	1/11/2010

3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010	8-K	3.3	1/11/2010

3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010	8-K	3.1	3/11/2010

4.1	2011 Stock Incentive Plan effective April 7, 2011	S-8	4.1	4/22/2011

10.3	Definitive Sale and Purchase Agreement between the Company and Gavitec	8-K	16.1	2/21/2006

10.4	Definitive Sale and Purchase Agreement between the Company and Sponge	8-K	16.1	2/22/2006

10.5	Investment Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.1	2/21/2006

10.6	Investor Registration Rights Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.2	2/21/2006

10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.3	2/21/2006

10.8	“A” Warrant, dated February 17, 2006	8-K	10.4	2/21/2006

10.9	“B” Warrant, dated February 17, 2006	8-K	10.5	2/21/2006

10.10	“C” Warrant, dated February 17, 2006	8-K	10.6	2/21/2006

10.11	Assignment Agreement, dated February 17, 2006 by the Company and Cornell Capital Partners, LP	8-K	10.7	2/21/2006

10.12	Assignment of Common Stock, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.8	2/21/2006

10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	8/30/2006

10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	8/30/2006

10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.3	8/30/2006

10.16	Secured Convertible Debenture CCP-1, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.4	8/30/2006

10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.5	8/30/2006

10.18	“A” Warrant, dated August 24, 2006	8-K	10.6	8/30/2006

10.19	“B” Warrant, dated August 24, 2006	8-K	10.7	8/30/2006

10.20	“C” Warrant, dated August 24, 2006	8-K	10.8	8/30/2006

10.21	“D” Warrant, dated August 24, 2006	8-K	10.9	8/30/2006

10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	8/30/2006

10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	8/30/2006

10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	8/30/2006

10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.13	8/30/2006

10.26	Definitive Share Purchase and Settlement Agreement between the Company and Sponge, dated November 14, 2006	8-K	16.1	11/20/2006

10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007

10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	1/8/2007

10.29	Secured Convertible Debenture CCP-2, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	1/8/2007

10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.4	1/8/2007

10.31	“A” Warrant, dated December 29, 2006	8-K	10.5	1/8/2007

10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.6	1/8/2007

10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.7	1/8/2007

10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.8	1/8/2007

10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.9	1/8/2007

10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	1/8/2007

10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	1/8/2007

10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	1/8/2007

10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007

10.40	Amendment Agreement I to the Sale and Purchase Agreement between the Company and certain former shareholders of Gavitec AG, dated February 17, 2006	8-K	10.1	1/29/2007

10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.	8-K	10.1	2/6/2007

10.42	Securities Purchase Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.1	4/3/2007

10.43	Investor Registration Rights Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.2	4/3/2007

10.44	Secured Convertible Debenture NEOM 4-1, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007 (amended by the Amendment filed at Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	4/3/2007

10.45	Irrevocable Transfer Agent Instructions, by and among the Company, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007	8-K	10.4	4/3/2007

10.46	Warrant, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.5	4/3/2007

10.47	Master Amendment Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.6	4/3/2007

10.48	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated on or about August 24, 2006	8-K	10.7	4/3/2007

10.49	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27,2007	8-K	10.8	4/3/2007

10.50	Security Agreement (Patent), by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.9	4/3/2007

10.51	Pledge Shares Escrow Agreement, by and between the Company and Cornell Capital Partners, dated March 27, 2007	8-K	10.1	4/3/2007

10.52	Securities Purchase Agreement dated August 24, 2007, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/30/2007

10.53	Registration Rights Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.2	8/30/2007

10.54	Secured Convertible Debenture NEOM 1-1, issued by the Company to YA Global Investments, LP, dated August 24, 2007 (amended by the Amendment filed at Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	8/30/2007

10.55	Irrevocable Transfer Agent Instructions, by and among the Company, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007	8-K	10.4	8/30/2007

10.56	Warrant issued by the Company to YA Global Investments, L.P., dated August 24, 2007	8-K	10.5	8/30/2007

10.57	Repricing Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.6	8/30/2007

10.58	Security Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.7	8/30/2007

10.59	Security Agreement (Patent), by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.8	8/30/2007

10.60	Secured Convertible Debenture NEOM 2008-1, dated April 11, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.10 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	4/17/2008

10.61	Secured Convertible Debenture NEOM 2008-2, dated May 16, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.11 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	5/22/2008

10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	5/22/2008

10.63	Secured Convertible Debenture NEOM 2008-3, dated May 30, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.12 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	06/05/2008

10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	06/05/2008

10.65	Severance Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman	8-K	10.5	06/05/2008

10.66	Employment Agreement, dated June 10, 2008, by and between the Company and Iain McCready	8-K	10.1	06/16/2008

10.67	Secured Convertible Debenture NEOM 2008-4, dated July 10, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.13 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	07/16/2008

10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.1	08/04/2008

10.69	Secured Convertible Debenture NEOM 9-1, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.14 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	08/04/2008

10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.3	08/04/2008

10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.4	08/04/2008

10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.5	08/04/2008

10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.20 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.6	08/04/2008

10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.21 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.7	08/04/2008

10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.22 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.8	08/04/2008

10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.	8-K	10.9	08/04/2008

10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.10	08/04/2008

10.78	Letter Agreement, dated September 24, 2008, by and among the Company and YA Global Investments, L.P.	8-K	10.1	10/01/2008

10.79	Second Secured Convertible Debenture NEOM 9-2, dated October 28, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.15 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	11/03/2008

10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008	8-K	10.12	11/03/2008

10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.13	04/13/2009

10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.14	04/13/2009

10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	04/13/2009

10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.16	04/13/2009

10.85	Fourth Secured Convertible Debenture NEOM 9-4 (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	05/07/2009

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.16	6/5/2009

10.87	Fifth Convertible Debenture NEOM 9-5 (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.17 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.17	6/5/2009

10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.18	7/21/2009

10.89	Sixth Convertible Debenture NEOM 9-6 dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.18 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.19	7/21/2009

10.90	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.	8-K	10.2	7/21/2009

10.91	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.	8-K	10.21	7/21/2009

10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009	8-K	10.1	7/30/2009

10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.	10-Q	10.124	8/14/2009

10.94	Seventh Convertible Debenture NEOM 9-7 dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P. (amended by Amendment filed at Exhibit 10.19 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	10-Q	10.125	8/14/2009

10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009	8-K	10.1	10/6/2009

10.96	License and Support Services Agreement to use the Licensed Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009	8-K	10.1	10/13/2009

10.97	Settlement Agreement and License Agreement between the Company and Scanbuy, Inc., dated October 16, 2009	8-K	10.1	10/20/2009

10.98	Investment Agreement between Company and YA Global dated January 5, 2010.	8-K	10.1	1/11/2010

10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010	8-K	10.2	1/11/2010

10.100	Monitoring Fee Escrow Agreement between the Company and YA Global, Yorkville Advisors LLC and David Gonzalez, Esq. dated January 5, 2010	8-K	10.3	1/11/2010

10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010	8-K	10.4	1/11/2010

10.102	Warrant dated January 5, 2010	8-K	10.5	1/11/2010

10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010	8-K	10.6	1/11/2010

10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010	8-K	10.7	1/11/2010

10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010	8-K	10.8	1/11/2010

10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010	8-K	10.9	1/11/2010

10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010	8-K	10.10	1/11/2010

10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010	8-K	10.11	1/11/2010

10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010	8-K	10.12	1/11/2010

10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010	8-K	10.13	1/11/2010

10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010	8-K	10.14	1/11/2010

10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010	8-K	10.15	1/11/2010

10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010	8-K	10.16	1/11/2010

10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010	8-K	10.17	1/11/2010

10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010	8-K	10.18	1/11/2010

10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010	8-K	10.19	1/11/2010

10.117	Amendment to the July 29, 2008 Warrant NEOM-9-1B between the Company and YA Global dated January 5, 2010	8-K	10.20	1/11/2010

10.118	Amendment to the July 29, 2008 Warrant NEOM-9-1C between the Company and YA Global dated January 5, 2010	8-K	10.21	1/11/2010

10.119	Amendment to the July 29, 2008 Warrant NEOM-9-1D between the Company and YA Global dated January 5, 2010	8-K	10.22	1/11/2010

10.120	First Amendment to Employment Agreement dated June 10, 2008 by and between the Company and Iain A. McCready	8-K	10.2	1/20/2010

10.121	Amended and Restated License Agreement dated January 22, 2010 with NeuStar, Inc.	8-K	10.1	1/28/2010

10.122	Neu Star Mobile Codes Pilot Program Agreement dated February 12, 2010	8-K	10.1	2/16/2010

10.123	First Amendment to Investment Agreement between Company and YA Global dated March 5, 2010	8-K	10.1	3/11/2010

10.124	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2010

10.125	Secured Convertible Debenture NEOM 10-1, dated May 27, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2010

10.126	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2010

10.127	Global Warrant Amendment, dated May 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.4	6/3/2010

10.128	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.7	6/3/2010

10.129	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.1	6/3/2010

10.130	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/19/2010

10.131	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	8/19/2010

10.132	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	8/19/2010

10.133	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary the Company Europe AG, and YA Global Investments, L.P.	8-K	10.6	8/19/2010

10.134	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.7	8/19/2010

10.135	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.8	8/19/2010

10.136	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary, NeoMedia Europe AG, and YA Global Investments, L.P.	8-K	10.9	8/19/2010

10.137	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/1/2010

10.138	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/1/2010

10.139	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/1/2010

10.140	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/1/2010

10.141	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/1/2010

10.142	Compromise Agreement dated October 19, 2010, by and between the Company and Iain A. McCready	8-K	10.1	10/20/2010

10.143	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	11/3/2010

10.144	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	11/3/2010

10.145	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	11/3/2010

10.146	Fourth Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	11/3/2010

10.147	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	11/3/2010

10.148	Confidential Settlement Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC and BP BL Section 3.4, LLC	8-K	10.1	12/15/2010

10.149	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/21/2010

10.150	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/21/2010

10.151	Warrant, No. NEOM-1010, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/21/2010

10.152	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/21/2010

10.153	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/21/2010

10.154	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	12/22/2010

10.155	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/14/2011

10.156	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/14/2011

10.157	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/14/2011

10.158	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/14/2011

10.159	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/14/2011

10.160	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/11/2011

10.161	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/11/2011

10.162	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/11/2011

10.163	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/11/2011

10.164	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/11/2011

10.165	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	2/22/2011

10.166	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/17/2011

10.167	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/17/2011

10.168	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/17/2011

10.169	Eighth Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/17/2011

10.170	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	3/17/2011

10.171	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	4/19/2011

10.172	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	4/19/2011

10.173	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	4/19/2011

10.174	Ninth Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	4/19/2011

10.175	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	4/19/2011

10.176	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2011

10.177	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2011

10.178	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2011

10.179	Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	6/3/2011

10.180	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	6/3/2011

10.181	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/1/2011

10.182	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	7/1/2011

10.183	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	7/1/2011

10.184	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	7/1/2011

10.185	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	7/1/2011

10.186	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.1	7/19/2011

10.187	Secured Convertible Debenture, No. NEOM-11-8, dated August 12, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	8/18/2011

10.188	Agreement, dated September 15, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	9/21/2011

10.189	Secured Convertible Debenture, No. NEOM-11-9, dated September 15, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreement filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	9/21/2011

10.190	Warrant, No. NEOM-0911, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	9/21/201

10.191	Twelfth Ratification Agreement, dated September 15, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	9/21/2011

10.192	Irrevocable Transfer Agent Instructions, dated September 15, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	9/21/2011

10.193	Agreement, dated October 25, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/28/2011

10.194	Secured Convertible Debenture, No. NEOM-11-10, dated October 25, 2011, issued by the Company to YA Global Investments, L.P (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/28/2011

10.195	Warrant, No. NEOM-1011, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/28/2011

10.196	Thirteenth Ratification Agreement, dated October 25, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/28/2011

10.197	Irrevocable Transfer Agent Instructions, dated October 25, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/28/2011

10.198	Agreement, dated December 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/14/2011

10.199	Secured Convertible Debenture, No. NEOM-11-11, dated December 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/14/2011

10.200	Warrant, No. NEOM-1211, dated December 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/14/2011

10.201	Fourteenth Ratification Agreement, dated December 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/14/2011

10.202	Irrevocable Transfer Agent Instructions, dated December 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/14/2011

10.203	Agreement, dated January 11, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/18/2012

10.204	Secured Convertible Debenture, No. NEOM-12-1, dated January 11, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/18/2012

10.205	Warrant, No. NEOM-0112, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/18/2012

10.206	Fifteenth Ratification Agreement, dated January 11, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/18/2012

10.207	Irrevocable Transfer Agent Instructions, dated January 11, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/18/2012

10.208	Agreement, dated February 6, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/10/2012

10.209	Secured Convertible Debenture, No. NEOM-12-2, dated February 6, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/10/2012

10.210	Warrant, No. NEOM-0212, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/10/2012

10.211	Sixteenth Ratification Agreement, dated February 9, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/10/2012

10.212	Irrevocable Transfer Agent Instructions, dated February 6, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/10/2012

10.213	Agreement, dated March 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/27/2012

10.214	Secured Convertible Debenture, No. NEOM-12-3, dated March 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/27/2012

10.215	Warrant, No. NEOM-0312, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/27/2012

10.216	Seventeenth Ratification Agreement, dated March 26, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/27/2012

10.217	Irrevocable Transfer Agent Instructions, dated March 26, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.7	3/27/2012

10.218	Agreement, dated April 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/1/2012

10.219	Secured Convertible Debenture, No. NEOM 12-4, dated April 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	5/1/2012

10.220	Warrant, No. NEOM-0412, dated April 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	5/1/2012

10.221	Eighteenth Ratification Agreement, dated April 26, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	5/1/2012

10.222	Irrevocable Transfer Agent Instructions dated April 26, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	5/1/2012

10.223	Debenture Extension Agreement dated May 25, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/29/2012

10.224	Agreement, dated June 1, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/7/2012

10.225	Secured Convertible Debenture, No. NEOM 12-5, dated June 1, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)	8-K	10.2	6/7/2012

10.226	Warrant No. NEOM-0512 dated June 1, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/7/2012

10.227	Nineteenth Ratification Agreement, dated June 1, 2012, by and among the company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	6/7/2012

10.228	Irrevocable Transfer Agent Instructions dated June 1, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC		8-K	10.7	6/7/2012

10.229	Agreement dated July 20, 2012, by and between the Company and YA Global Investments, L.P.		8-K	10.1	7/27/2012

10.230	Secured Convertible Debenture, No. NEOM 12-6, dated July 20, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)		8-K	10.2	7/27/2012

10.231	Warrant, No. NEOM-0612 dated July 20, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	7/27/2012

10.232	Twentieth Ratification Agreement, dated July 20, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.		8-K	10.6	7/27/2012

10.233	Irrevocable Transfer Agent Instructions dated July 20,2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC		8-K	10.7	7/27/2012

10.234	Confidential Patent License Agreement dated August 20, 2012, by and between the Company and Microsoft Corporation		8-K	10.1	8/24/2012

10.235	General Services Agreement dated August 27, 2012, by and between the Company and Jeff Huitt		8-K	10.1	8/28/2012

10.236	Debenture Extension Agreement dated February 4, 2013, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/8/2013

14	Code of Professional Ethics		10-K	14.1	4/3/2007

21	Subsidiaries of the Registrant	X

23.1	Consent of Kingery & Crouse, P.A.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Press Release dated April 1, 2013

101**	Interactive Data File

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: April 1, 2013

	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Barry S Baer
Barry S Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2013.

Signatures	Title	Date

/s/ Laura A. Marriott	Chief Executive Officer, Principal Executive Officer and Board Chairperson	April 1,2013
Laura A. Marriott

/s/ Barry S Baer	Chief Financial Officer, Principal Financial and Accounting Officer	April 1, 2013
Barry S Baer

/s/ George G. O’Leary	Chief Operating Officer, Director	April 1, 2013
George G. O’Leary

/s/ Sarah Fay	Director	April 1, 2013
Sarah Fay

/s/ Peter Mannetti	Director	April 1, 2013
Peter Mannetti

Page 81