Form 10-K/A
period 2012-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2013-04-05
CIK 1022701

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,758,547, based on the closing sale price for the registrant’s common stock on that date. For purposes of determining this number, all officers and directors of the registrant are considered to be affiliates of the registrant. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the registrant or any such person as to the status of such person.

The number of outstanding shares of the registrant’s Common Stock on March 1, 2013 was . 2,970,280,769

Documents Incorporated By Reference - None

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to our Annual Report on Form 10–K for the fiscal year ended December 31, 2012 originally filed with the Securities and Exchange Commission  (the “SEC”) on April 1, 2013 (the “Form 10–K”), is to first, furnish Exhibit 101 to the Form 10–K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-K, in accordance with Rule 201 of Regulation S-T. Second, to amend Item 8, Financial Statements with respect to updating the two tables in Note 8 – Income Taxes to the financial statements to correct clerical errors on line items. Net operating loss carry forwards (NOL) was corrected to 63,714 from 83,153. Stock-based compensation was corrected to (670) from (1,540). Deferred revenue was corrected to 1,568 from 2,755. Accruals were corrected to 2,554 from 368. Derivative gain/loss was corrected to 9,375 from 24,073. The Total deferred tax asset was corrected to 90,546 from 122,814 and the associated valuation allowance was changed to (90,546) from (122,814). The Net deferred tax asset remained unchanged at zero. In the first sentence of the paragraph following the tables, the net operating loss carry forwards for federal tax purposes was corrected to read $165 million rather than $184.4 million. Third, to amend Item 12. Security Ownership of Certain beneficial Owners and Management. The table, on page 62 of the original filing has been updated to correct certain errors in the number of shares beneficially owned by other beneficial owners, the associated percentage of ownership and the associated footnotes.

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

Note 8 - Income Taxes

As of December 31, 2012 and 2011, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	As of December 31,
	2012	2011
	(in thousands)

Net operating loss carry forwards (NOL)	$63,714	$63,711
Capital loss	3,515	3,515
Write-off of long-lived assets	526	526
Amortization of intangibles	(670)	(608)
Stock-based compensation	2,596	2,582
Capitalized software development costs and fixed assets	136	136
Deferred revenue	1,568	840
Alternative minimum tax credit carry forward	43	43
Inventory reserve	-	27
Accruals	2,554	2,554
Impairment loss	2,752	2,752
Derivative gain/loss	9,375	6,832
Interest expense	3,380	3,076
Total deferred tax assets	90,546	85,986
Valuation allowance	(90,546)	(85,986)
Net deferred tax asset	$-	$-

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

For the years ended December 31, 2012 and 2011, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Expense/(benefit) at federal statutory rate	$(6,610)	$(289)
State income taxes, net of federal benefit	(753)	(33)
Permanent and other difference, net	2,803	580
Effects of change in state rates	-	(4,236)
Decrease/(increase) in valuation allowance	$(4,560)	$(3,978)

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2013: (i) by each of our Directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and Directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 1, 2013, there were 2,970,280,769 shares of our common stock outstanding:

			Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
	Common Stock
	Beneficial	Percent of	Beneficial	Percent of	Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)	Ownership (1)	Class (1)	Ownership (1)	Class (1)

Directors and Named Executive Officers
Laura A. Marriott (2) (3)	318,442	*	-	*	-	*
Barry S Baer (2)	-	*	-	*	-	*
George G. O'Leary (2) (5)	320,660	*	-	*	-	*
Sarah Fay (2) (6)	108,333	*	-	*	-	*
Peter Mannetti (2) (7)	69,444	*	-	*	-	*
Officers and Directors as a Group (6 Persons) (8)	816,879	*	-	*	-	*

Other Beneficial Owners
YA Global Investments, LP (9)	297,028,077	9.9%	4,321	100.0%	3,395	13.6%
Total	297,028,077	9.9%	4,321	100.0%	3,395	100.0%

Shares outstanding	2,980,562,886		4,321		3,395

* Indicates less than 1%.

(1) Applicable percentage of ownership is based on 2,980,562,886 shares of common stock outstanding as of March 1, 2013. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 1, 2013 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable, or exercisable within 60 days of March 1, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock, Series C preferred stock and Series D preferred stock are our only issued and outstanding classes of securities eligible to vote. However, due to contractual restrictions, the Series C preferred stock and Series D preferred stock are currently not eligible to vote.

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

(8) Includes an aggregate of 737,215 options to purchase shares of common stock which will have vested within 60 days of March 1, 2013

(9) The address of YA Global Investments, L.P. (“YA Global”) is 1012 Spring Field Avenue, Mountainside, NJ 07090. The information presented herein is based on information provided by YA Global and based on the records of the Company. Ownership includes 3,395 shares of Series D preferred stock and 4,321 shares of Series C preferred stock owned by YA Global. Twenty four (24) shares of Series C preferred stock owned by Mr. Gerald Eicke, an officer of YA Global. Our Series C preferred stock and Series D preferred stock are entitled to vote on an as-converted basis with holders of our Common Stock with respect to the amount of Common Shares receivable upon conversion of such preferred stock. However the holders of our Series C preferred stock and Series D preferred stock are subject to contractual limitations in regards to their beneficial ownership, including their ability to exercise their voting rights, to the extent that they cannot exceed 9.99% combined beneficial ownership. If such holders were to declare us in default or if they issue a notice waiving the 9.99% limitation, upon 61 days’ notice, and comply with the SEC’s beneficial ownership reporting requirements for affiliates, they would be able to vote their Series C preferred stock and Series D preferred stock on an as-converted basis. Based upon the 9.99% limitation, YA Global may exercise up to 297,028,077 of the 499,990,063 warrants they hold in conjunction with the convertible debentures they hold.

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Report. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	3.2	1/11/2010
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010
4.1	2011 Stock Incentive Plan effective April 7, 2011		S-8	4.1	4/22/2011
10.3	Definitive Sale and Purchase Agreement between the Company and Gavitec		8-K	16.1	2/21/2006
10.4	Definitive Sale and Purchase Agreement between the Company and Sponge		8-K	16.1	2/22/2006
10.5	Investment Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP		8-K	10.1	2/21/2006
10.6	Investor Registration Rights Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP		8-K	10.2	2/21/2006
10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.		8-K	10.3	2/21/2006
10.8	“A” Warrant, dated February 17, 2006		8-K	10.4	2/21/2006
10.9	“B” Warrant, dated February 17, 2006		8-K	10.5	2/21/2006
10.10	“C” Warrant, dated February 17, 2006		8-K	10.6	2/21/2006

10.11	Assignment Agreement, dated February 17, 2006 by the Company and Cornell Capital Partners, LP	8-K	10.7	2/21/2006
10.12	Assignment of Common Stock, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.8	2/21/2006
10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	8/30/2006
10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	8/30/2006
10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.3	8/30/2006
10.16	Secured Convertible Debenture CCP-1, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.4	8/30/2006
10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.5	8/30/2006
10.18	“A” Warrant, dated August 24, 2006	8-K	10.6	8/30/2006
10.19	“B” Warrant, dated August 24, 2006	8-K	10.7	8/30/2006
10.20	“C” Warrant, dated August 24, 2006	8-K	10.8	8/30/2006
10.21	“D” Warrant, dated August 24, 2006	8-K	10.9	8/30/2006
10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	8/30/2006
10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	8/30/2006
10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	8/30/2006
10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.13	8/30/2006
10.26	Definitive Share Purchase and Settlement Agreement between the Company and Sponge, dated November 14, 2006	8-K	16.1	11/20/2006
10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007
10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	1/8/2007
10.29	Secured Convertible Debenture CCP-2, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	1/8/2007
10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.4	1/8/2007
10.31	“A” Warrant, dated December 29, 2006	8-K	10.5	1/8/2007
10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.6	1/8/2007
10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.7	1/8/2007
10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.8	1/8/2007
10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.9	1/8/2007

10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	1/8/2007
10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	1/8/2007
10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	1/8/2007
10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007
10.40	Amendment Agreement I to the Sale and Purchase Agreement between the Company and certain former shareholders of Gavitec AG, dated February 17, 2006	8-K	10.1	1/29/2007
10.41	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.	8-K	10.1	2/6/2007
10.42	Securities Purchase Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.1	4/3/2007
10.43	Investor Registration Rights Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.2	4/3/2007
10.44	Secured Convertible Debenture NEOM 4-1, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007 (amended by the Amendment filed at Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	4/3/2007
10.45	Irrevocable Transfer Agent Instructions, by and among the Company, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007	8-K	10.4	4/3/2007
10.46	Warrant, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.5	4/3/2007
10.47	Master Amendment Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.6	4/3/2007
10.48	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated on or about August 24, 2006	8-K	10.7	4/3/2007
10.49	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27,2007	8-K	10.8	4/3/2007
10.50	Security Agreement (Patent), by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.9	4/3/2007
10.51	Pledge Shares Escrow Agreement, by and between the Company and Cornell Capital Partners, dated March 27, 2007	8-K	10.1	4/3/2007
10.52	Securities Purchase Agreement dated August 24, 2007, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/30/2007
10.53	Registration Rights Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.2	8/30/2007
10.54	Secured Convertible Debenture NEOM 1-1, issued by the Company to YA Global Investments, LP, dated August 24, 2007 (amended by the Amendment filed at Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	8/30/2007
10.55	Irrevocable Transfer Agent Instructions, by and among the Company, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007	8-K	10.4	8/30/2007
10.56	Warrant issued by the Company to YA Global Investments, L.P., dated August 24, 2007	8-K	10.5	8/30/2007
10.57	Repricing Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.6	8/30/2007
10.58	Security Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.7	8/30/2007
10.59	Security Agreement (Patent), by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.8	8/30/2007
10.60	Secured Convertible Debenture NEOM 2008-1, dated April 11, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.10 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	4/17/2008
10.61	Secured Convertible Debenture NEOM 2008-2, dated May 16, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.11 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	5/22/2008
10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	5/22/2008

10.63	Secured Convertible Debenture NEOM 2008-3, dated May 30, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.12 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	06/05/2008
10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	06/05/2008
10.65	Severance Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman	8-K	10.5	06/05/2008
10.66	Employment Agreement, dated June 10, 2008, by and between the Company and Iain McCready	8-K	10.1	06/16/2008
10.67	Secured Convertible Debenture NEOM 2008-4, dated July 10, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.13 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	07/16/2008
10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.1	08/04/2008
10.69	Secured Convertible Debenture NEOM 9-1, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.14 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	08/04/2008
10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.3	08/04/2008
10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.4	08/04/2008
10.72	Warrant 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.5	08/04/2008
10.73	Warrant 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.20 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.6	08/04/2008
10.74	Warrant 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.21 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.7	08/04/2008
10.75	Warrant 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.22 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.8	08/04/2008
10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.	8-K	10.9	08/04/2008
10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Investor, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.10	08/04/2008
10.78	Letter Agreement, dated September 24, 2008, by and among the Company and YA Global Investments, L.P.	8-K	10.1	10/01/2008

10.79	Second Secured Convertible Debenture NEOM 9-2, dated October 28, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.15 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	11/03/2008
10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008	8-K	10.12	11/03/2008
10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.13	04/13/2009
10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.14	04/13/2009
10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	04/13/2009
10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.16	04/13/2009
10.85	Fourth Secured Convertible Debenture NEOM 9-4 (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	05/07/2009
10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.16	6/5/2009
10.87	Fifth Convertible Debenture NEOM 9-5 (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.17 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.17	6/5/2009
10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.18	7/21/2009
10.89	Sixth Convertible Debenture NEOM 9-6 dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.18 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.19	7/21/2009
10.90	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.	8-K	10.2	7/21/2009
10.91	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.	8-K	10.21	7/21/2009
10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009	8-K	10.1	7/30/2009
10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.	10-Q	10.124	8/14/2009
10.94	Seventh Convertible Debenture NEOM 9-7 dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P. (amended by Amendment filed at Exhibit 10.19 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	10-Q	10.125	8/14/2009
10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009	8-K	10.1	10/6/2009
10.96	License and Support Services Agreement to use the Licensed Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009	8-K	10.1	10/13/2009
10.97	Settlement Agreement and License Agreement between the Company and Scanbuy, Inc., dated October 16, 2009	8-K	10.1	10/20/2009
10.98	Investment Agreement between Company and YA Global dated January 5, 2010.	8-K	10.1	1/11/2010
10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010	8-K	10.2	1/11/2010
10.100	Monitoring Fee Escrow Agreement between the Company and YA Global, Yorkville Advisors LLC and David Gonzalez, Esq. dated January 5, 2010	8-K	10.3	1/11/2010
10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010	8-K	10.4	1/11/2010
10.102	Warrant dated January 5, 2010	8-K	10.5	1/11/2010
10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010	8-K	10.6	1/11/2010

10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010	8-K	10.7	1/11/2010
10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010	8-K	10.8	1/11/2010
10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010	8-K	10.9	1/11/2010
10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010	8-K	10.10	1/11/2010
10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010	8-K	10.11	1/11/2010
10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010	8-K	10.12	1/11/2010
10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010	8-K	10.13	1/11/2010
10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010	8-K	10.14	1/11/2010
10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010	8-K	10.15	1/11/2010
10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010	8-K	10.16	1/11/2010
10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010	8-K	10.17	1/11/2010
10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010	8-K	10.18	1/11/2010
10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010	8-K	10.19	1/11/2010
10.117	Amendment to the July 29, 2008 Warrant NEOM-9-1B between the Company and YA Global dated January 5, 2010	8-K	10.20	1/11/2010
10.118	Amendment to the July 29, 2008 Warrant NEOM-9-1C between the Company and YA Global dated January 5, 2010	8-K	10.21	1/11/2010
10.119	Amendment to the July 29, 2008 Warrant NEOM-9-1D between the Company and YA Global dated January 5, 2010	8-K	10.22	1/11/2010
10.120	First Amendment to Employment Agreement dated June 10, 2008 by and between the Company and Iain A. McCready	8-K	10.2	1/20/2010
10.121	Amended and Restated License Agreement dated January 22, 2010 with NeuStar, Inc.	8-K	10.1	1/28/2010
10.122	Neu Star Mobile Codes Pilot Program Agreement dated February 12, 2010	8-K	10.1	2/16/2010
10.123	First Amendment to Investment Agreement between Company and YA Global dated March 5, 2010	8-K	10.1	3/11/2010
10.124	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2010
10.125	Secured Convertible Debenture NEOM 10-1, dated May 27, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2010
10.126	Warrant No. 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2010
10.127	Global Warrant Amendment, dated May 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.4	6/3/2010
10.128	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.7	6/3/2010
10.129	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.1	6/3/2010
10.130	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/19/2010
10.131	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	8/19/2010
10.132	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	8/19/2010
10.133	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary the Company Europe AG, and YA Global Investments, L.P.	8-K	10.6	8/19/2010

10.134	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.7	8/19/2010
10.135	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.8	8/19/2010
10.136	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary, NeoMedia Europe AG, and YA Global Investments, L.P.	8-K	10.9	8/19/2010
10.137	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/1/2010
10.138	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/1/2010
10.139	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/1/2010
10.140	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/1/2010
10.141	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/1/2010
10.142	Compromise Agreement dated October 19, 2010, by and between the Company and Iain A. McCready	8-K	10.1	10/20/2010
10.143	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	11/3/2010
10.144	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	11/3/2010
10.145	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	11/3/2010
10.146	Fourth Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	11/3/2010
10.147	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	11/3/2010
10.148	Confidential Settlement Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC and BP BL Section 3.4, LLC	8-K	10.1	12/15/2010
10.149	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/21/2010
10.150	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/21/2010

10.151	Warrant, No. NEOM-1010, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/21/2010
10.152	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/21/2010
10.153	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/21/2010
10.154	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	12/22/2010
10.155	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/14/2011
10.156	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/14/2011
10.157	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/14/2011
10.158	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/14/2011
10.159	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/14/2011
10.160	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/11/2011
10.161	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/11/2011
10.162	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/11/2011
10.163	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/11/2011
10.164	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/11/2011
10.165	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	2/22/2011
10.166	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/17/2011
10.167	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/17/2011
10.168	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/17/2011
10.169	Eighth Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/17/2011
10.170	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	3/17/2011
10.171	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	4/19/2011
10.172	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	4/19/2011

10.173	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	4/19/2011
10.174	Ninth Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	4/19/2011
10.175	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	4/19/2011
10.176	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2011
10.177	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2011
10.178	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2011
10.179	Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	6/3/2011
10.180	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	6/3/2011
10.181	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/1/2011
10.182	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	7/1/2011
10.183	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	7/1/2011
10.184	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	7/1/2011
10.185	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	7/1/2011
10.186	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.1	7/19/2011
10.187	Secured Convertible Debenture, No. NEOM-11-8, dated August 12, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	8/18/2011
10.188	Agreement, dated September 15, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	9/21/2011
10.189	Secured Convertible Debenture, No. NEOM-11-9, dated September 15, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreement filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	9/21/2011
10.190	Warrant, No. NEOM-0911, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	9/21/201
10.191	Twelfth Ratification Agreement, dated September 15, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	9/21/2011
10.192	Irrevocable Transfer Agent Instructions, dated September 15, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	9/21/2011
10.193	Agreement, dated October 25, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/28/2011
10.194	Secured Convertible Debenture, No. NEOM-11-10, dated October 25, 2011, issued by the Company to YA Global Investments, L.P (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/28/2011
10.195	Warrant, No. NEOM-1011, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/28/2011
10.196	Thirteenth Ratification Agreement, dated October 25, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/28/2011
10.197	Irrevocable Transfer Agent Instructions, dated October 25, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/28/2011
10.198	Agreement, dated December 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/14/2011
10.199	Secured Convertible Debenture, No. NEOM-11-11, dated December 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/14/2011
10.200	Warrant, No. NEOM-1211, dated December 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/14/2011
10.201	Fourteenth Ratification Agreement, dated December 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/14/2011
10.202	Irrevocable Transfer Agent Instructions, dated December 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/14/2011

10.203	Agreement, dated January 11, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/18/2012
10.204	Secured Convertible Debenture, No. NEOM-12-1, dated January 11, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/18/2012
10.205	Warrant, No. NEOM-0112, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/18/2012
10.206	Fifteenth Ratification Agreement, dated January 11, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/18/2012
10.207	Irrevocable Transfer Agent Instructions, dated January 11, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/18/2012
10.208	Agreement, dated February 6, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/10/2012
10.209	Secured Convertible Debenture, No. NEOM-12-2, dated February 6, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/10/2012
10.210	Warrant, No. NEOM-0212, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/10/2012
10.211	Sixteenth Ratification Agreement, dated February 9, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/10/2012
10.212	Irrevocable Transfer Agent Instructions, dated February 6, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/10/2012
10.213	Agreement, dated March 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/27/2012
10.214	Secured Convertible Debenture, No. NEOM-12-3, dated March 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/27/2012
10.215	Warrant, No. NEOM-0312, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/27/2012
10.216	Seventeenth Ratification Agreement, dated March 26, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/27/2012
10.217	Irrevocable Transfer Agent Instructions, dated March 26, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.7	3/27/2012
10.218	Agreement, dated April 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/1/2012
10.219	Secured Convertible Debenture, No. NEOM 12-4, dated April 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	5/1/2012
10.220	Warrant, No. NEOM-0412, dated April 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	5/1/2012
10.221	Eighteenth Ratification Agreement, dated April 26, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	5/1/2012
10.222	Irrevocable Transfer Agent Instructions dated April 26, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	5/1/2012
10.223	Debenture Extension Agreement dated May 25, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/29/2012
10.224	Agreement, dated June 1, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/7/2012
10.225	Secured Convertible Debenture, No. NEOM 12-5, dated June 1, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)	8-K	10.2	6/7/2012
10.226	Warrant No. NEOM-0512 dated June 1, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/7/2012
10.227	Nineteenth Ratification Agreement, dated June 1, 2012, by and among the company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	6/7/2012
10.228	Irrevocable Transfer Agent Instructions dated June 1, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	6/7/2012
10.229	Agreement dated July 20, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/27/2012

10.230	Secured Convertible Debenture, No. NEOM 12-6, dated July 20, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)		8-K	10.2	7/27/2012
10.231	Warrant, No. NEOM-0612 dated July 20, 2012, issued by the Company to YA Global Investments, L.P.		8-K	10.3	7/27/2012
10.232	Twentieth Ratification Agreement, dated July 20, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.		8-K	10.6	7/27/2012
10.233	Irrevocable Transfer Agent Instructions dated July 20,2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC		8-K	10.7	7/27/2012
10.234	Confidential Patent License Agreement dated August 20, 2012, by and between the Company and Microsoft Corporation		8-K	10.1	8/24/2012
10.235	General Services Agreement dated August 27, 2012, by and between the Company and Jeff Huitt		8-K	10.1	8/28/2012
10.236	Debenture Extension Agreement dated February 4, 2013, by and between the Company and YA Global Investments, L.P.		8-K	10.1	2/8/2013
14	Code of Professional Ethics		10-K	14.1	4/3/2007
21	Subsidiaries of the Registrant		10-K	21	4/1/2013
23.1	Consent of Kingery & Crouse, P.A.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Press Release Dated April 1, 2013

101	Interactive Data File	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: April 5, 2013
	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Barry S. Baer
Barry S. Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

