Form 10-Q
period 2013-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2013-05-24
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock on May 24, 2013 was 4,099,707,434.

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS		(AUDITED)
Current assets:
Cash and cash equivalents	$62	$611
Trade accounts receivable, net of allowance of $0 for both periods	283	217
Prepaid expenses and other current assets	20	120
Total current assets	365	948

Property and equipment, net	33	44
Goodwill	3,418	3,418
Proprietary software, net	-	99
Patents and other intangible assets, net	1,417	1,490
Other long-term assets	2	40
Total assets	$5,235	$6,039

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$652	$506
Accrued expenses	337	399
Deferred revenues and customer prepayments	3,348	3,735
Notes payable		50
Deferred tax liability	706	706
Derivative financial instruments – warrants	565	3,687
Derivative financial instruments - Series C and D preferred stock and debentures payable	2,446	2,147
Debentures payable - carried at amortized cost	53	53
Debentures payable - carried at fair value	54,403	64,292
Total current liabilities	62,510	75,575

Commitments and contingencies	-	-

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,840 shares issued and outstanding and a liquidation value of $4840 at March 31, 2013 and December 31, 2012.	4,840	4,840
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 shares issued and outstanding with a liquidation value of $348 at March 31, 2013 and December 31, 2012.	348	348

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 3,345,017,232 and 2,106,035,882 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3,345	2,106
Additional paid-in capital	190,689	188,814
Accumulated deficit	(255,594)	(264,630)
Accumulated other comprehensive loss	(124)	(235)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(62,463)	(74,724)
Total liabilities and shareholders’ deficit	$5,235	$6,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	For the three months ended March 31,
	2013	2012
Revenues	$602	$726
Cost of revenues	(31)	(22)
Gross profit	571	704

Sales and marketing expenses	61	205
General and administrative expenses	857	1,000
Research and development costs	212	334

Operating loss	(559)	(835)

Gain/(loss) from change in fair value of hybrid financial instruments	(299)	(31,170)
Gain/(loss) from change in fair value of derivative liability - warrants	3,122	(41,488)
Gain/(loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	6,774	(89,649)
Interest expense related to convertible debt	-	(2,392)

Net Income (loss) available to common shareholders	$9,036	(165,534)

Comprehensive income (loss):
Net income (loss)	9,036	(165,534)
Other comprehensive gain/(loss) - investment in GmbH and foreign currency adjustment	(111)	(8)

Comprehensive income (loss)	$8,925	(165,542)
Net income (loss) per share, basic and diluted:
Basic	$0.003	$(0.25)
Fully diluted	$0.003	$(0.25)

Weighted average number of common shares:
Basic	2,789,315,439	652,829,594
Fully diluted	3,302,657,994	652,829,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income (loss)	$9,036	$(165,534)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	174	242
Retirement of equipment, net	8	-
(Gain)/Loss from change in fair value of hybrid financial instruments	299	31,170
(Gain)/Loss from change in fair value of derivative liability - warrants	(3,122)	41,488
(Gain)/Loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(6,774)	89,649
Interest expense related to convertible debt	-	2,392
Stock-based compensation expense	-	7
Increase/(decrease) in value of life insurance policies	-	34

Changes in operating assets and liabilities
Trade and other accounts receivable	(65)	(300)
Prepaid expenses and other assets	137	(72)
Accounts payable and accrued expenses	34	17
Deferred revenue and customer prepayments	(387)	(59)

Net cash used in operating activities	(660)	(966)

Cash Flows used Investing Activities:
Acquisition of property and equipment	-	(3)
Net cash used in investing activities	-	(3)

Cash Flows from Financing Activities:
Borrowings under convertible debt instruments, net	-	1,225
Net cash provided by financing activities	-	1,225

Effect of exchange rate changes on cash	111	8

Net change in cash and cash equivalents	(549)	264

Cash and cash equivalents, beginning of period	611	30
Cash and cash equivalents, end of period	$62	$294
Supplemental cash flow information:
Series C preferred stock converted to common stock	$-	$878
Series D preferred stock converted to common stock	$-	$776
Deemed dividend on Series D preferred stock issued	$-	$5,530
Convertible debentures converted to common stock	$320	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net income/(loss) for the three months ended March 31, 2013 and 2012, respectively, was $9.0 million and $(165.5) million, of which $9.6 million and $(164.7) million, respectively, were non-cash net income/(loss) related to our financing instruments. Net cash used by operations during the three months ended March 31, 2013 and 2012 was $660,000 and $966,000, respectively. At March 31, 2013, we have an accumulated deficit of $255.6 million. We also have a working capital deficit of $57.3 million, of which $57.5 million is related to our financing instruments which includes the fair value of warrants and those debentures that are recorded as hybrid financial instruments.

The items discussed above raise doubt about our ability to continue as a going concern.

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

The Convertible Debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During the three months ended March 31, 2013, there were 1,238,981,350 shares of common stock issued for these conversions. The Company cannot predict if and when each holder may or may not elect to convert into common shares.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and Rule 8.03 of Regulation S-X. They do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements as of December 31, 2012 and 2011, and for the years then ended, including notes thereto, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average number of shares of our common stock outstanding during the period. During the three months ended March 31, 2013, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation below. For the three months ended March 31, 2012, approximately 1,912,850,500 of potentially dilutive shares were excluded from the calculation as they were anti-dilutive. For the March 31, 2013 dilutive EPS calculation, there were approximately 3,302,657,994 per share-adjusted weighted average shares outstanding included in the calculation.

	Three Months Ended
	March 31,
	2013	2012

Numerator:
Net income (loss) available to common shareholders	$9,036	$(165,534)
Numerator for diluted earnings per share- income (loss) available to common stockholders after assumed conversions of debentures and exercise of warrants	$9,036	$(165,534)

Denominator
Weighted average shares used to compute basic EPS	2,789,315,439	652,829,594
Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions and exercise of options	3,302,657,994	652,829,594

Basic earnings per share	$0.003	$(0.25)
Diluted earnings per share	$0.003	$(0.25)

Goodwill –Goodwill represents the excess of the purchase price paid for NeoMedia Europe over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. In accordance with FASB Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other goodwill is not amortized, but is tested for impairment, at least annually, by applying the recognition and measurement provisions of FASB ASC 350, which requires that we first assess qualitative factors in our evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test of a reporting unit. Our last test for impairment was completed as of December 31, 2012, and no adjustment was deemed needed.

Recent Accounting Pronouncements – In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

Note 3 – Financing

At March 31, 2013, financial instruments arising from our financing transactions with YA Global, an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of thirty-three secured convertible debentures issued between August 2006 and July 2012 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures - The underlying agreements for each of the thirty-three debentures are very similar in form, except in regard to the interest rate, conversion prices, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership of the outstanding common stock, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets. The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements (as such terms are defined therein) which have been executed in connection with each of the 2010, 2011 and 2012 financings.

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

On May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2013 and reduce the interest rates to 9.5% per year, with interest being payable on the maturity date in cash or, provided certain equity conditions are satisfied, in shares of our Common Stock at the applicable conversion price. Because the effect of the modifications exceeded a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures are considered to be retired and new debentures issued. The existing instruments were first adjusted to fair value as of May 25, 2012 using the interest rate and maturity date prior to the amendment. The fair value of the new instruments was then calculated using the modified interest rate and maturity date to determine the fair value of the instrument subsequent to the amendment. The differences in the fair values before and after the amendment were recorded as an extinguishment loss of approximately $27.5 million in the statements of operations for the three and six months ended June 30, 2012.

As of the date of the May 25, 2012 modification, we have elected to carry all modified debentures at the fair value of the hybrid instrument with changes in the fair value of the debentures charged or credited to income each period.

On February 4, 2013, we entered into a Debenture Extension Agreement with YA Global to extend the maturity dates of the secured convertible debentures to August 1, 2014. Because the effect of the extension did not exceed a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, extinguishment accounting was not applicable.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of March 31, 2013:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Default	Look-back
Issuance Year	Amount	Rate	Rate	Price	Price	%	%	Period
	(in thousands)
2006	$5,974	9.5%	n/a	$2.00	$0.00099	90%	n/a	125 Days
2007	6,701	9.5%	n/a	$2.00		80%-90%	n/a	125 Days
2008	6,468	9.5%	20%-24%	$1.00-$2.00	$0.00088-$0.00099	80%-95%	50%-75%	125 Days
2009	1,349	9.5%	20%	$2.00	$0.001045	95%	50%	125 Days
2010	3,806	9.5%	20%	$0.10- $0.30	$0.001045	95%	50%	60 Days
2011	1,705	9.5%	20%	$0.10	$0.001045	95%	50%	60 Days
2012	1,573	9.5%	20%	$0.10	$0.001045	95%	50%	60 Days
Total	$27,576

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

The table below summarizes the significant terms of the debentures that are carried at their amortized cost and for which the compound embedded derivative is bifurcated and accounted for as a derivative liability as of March 31, 2013:

Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period

			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Rate	Price	Price	%	Period
(in thousands)
2006	$53	10%	n/a	$2	0.00099	90%	125 days

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

	Preferred	Preferred	Preferred	Common
	shares	shares	shares	shares
	issued	converted	remaining	issued
	(in thousands)

Series C preferred stock	22	17	5	273,382
Series D preferred stock	25	22	10	245,162

The outstanding principal and accrued interest for the debentures as of March 31, 2013 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding	Principal and
	principal and	accrued interest	Common
	accrued interest at	converted since	Shares
	March 31, 2013	inception	Issued
(in thousands)

Debentures	$40,762	$11,069	2,804,842

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

Effective February 1, 2013, 1.4 billion of the 1.9 billion warrants held by YA Global were cancelled and the remaining 500 million had their exercise price reduced to $0.0001 per share. These changes resulted in a decrease in fair value of the warrants of approximately $1.64 million as reflected in the gain/(loss) from change in fair value of derivative liability-warrants.

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of March 31, 2013 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 1.34 years, equivalent volatility of 127%, equivalent interest rate of 8%, equivalent credit-risk adjusted rate of 6.6% and anti-dilution adjusted conversion price of $0.0010670, (ii) Convertible Debentures: Anti-dilution adjusted conversion price of $0.001045. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the Common Stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On March 31, 2013, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

The following tables reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of March 31, 2013 and December 31, 2012.

March 31, 2013				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$4,840	$4,840	0	$2,277	4,535,769
Series D preferred stock	$348	$348	0	164	326,242

Debentures:
2006	$53	$53	$7	5	60,917
Total	$53	$53	$7	$2,446	4,922,928

December 31, 2012				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C preferred stock	$4,840	$4,804	$-	$1,988	923,953
Series D preferred stock	$348	$348	$-	143	66,457

Debentures:
2006	$53	$53	$7	16	11,871
Total	$53	$53	$7	$16	1,002,281

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of March 31, 2013 and December 31, 2012 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of common stock into which the embedded conversion feature in the convertible debentures was convertible as of March 31, 2013 and December 31, 2012 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

As discussed above, on February 4, 2013, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2014 and those debentures are accounted for as hybrid instruments and are carried in their entirety at fair value. The debentures outstanding at March 31, 2013 of $53,000 shown above represent a portion of the debentures issued to YA Global which had previously been transferred by YA Global to other parties. These debentures were not modified and continued to mature on July 29, 2012. At March 31, 2013 the debentures had not yet been converted or repaid.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures” in the accompanying consolidated statements of operations.

	Three months ended March 31,
	2013	2012
	(in thousands)
Series C preferred stock	$(289)	$(15,117)
Series D preferred stock	(21)	(3,292)

Debentures:
2006	11	(21,885)
2008	-	(14,741)
2009	-	(5,450)
2010	-	(11,935)
2011	-	(13,721)
2012	-	(3,508)
Gain (loss) from change in fair value of derivative liability	$(299)	$(89,649)

Hybrid Financial Instruments Carried at Fair Value – Since inception, the March 2007, August 2007, April 2008, May 2008 and April 2012 convertible debentures have been recorded in their entirety at fair value as hybrid instruments in accordance with FASB ASC 815-15-25-4 with subsequent changes in fair value charged or credited to income each period. As of May 25, 2012, we elected the fair value option for all other convertible debentures held by YA Global upon a re-measurement date that was triggered by significant modifications of the financial instruments.

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. At inception, the March 2007, August 2007, April 2008 and May 2008 debentures were valued using the common stock equivalent approach. For the April 26, 2012 debenture and, effective May 25, 2012 for all other debentures, the Company changed its method of estimating the fair value of the hybrid instrument to consider the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of March 31, 2013 included: (i) present value of future cash flows for the debenture using a risk adjusted interest rate of 6.64%, (ii) remaining term of 1.34 years, (iii) equivalent volatility of 126%, equivalent interest rate of 9.5%, equivalent credit-risk adjusted rate of 6.64% and anti-dilution adjusted conversion prices ranging from $0.000880- $0.001045.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of March 31, 2013 and December 31, 2012.

			Common
March 31, 2013	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$5,974	$11,852	8,962,027
2007	6,701	14,654	11,184,898
2008	6,468	13,835	10,600,859
2009	1,349	2,833	2,114,786
2010	3,806	6,553	4,949,323
2011	1,705	2,379	1,404,486
2012	1,573	2,297	1,545,805
Total	$27,576	$54,403	40,762,184

			Common
December 31, 2012	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$6,180	$14,758	5,196,283
2007	6,856	17,172	6,098,480
2008	6,468	15,492	5,487,497
2009	1,644	3,565	1,243,390
2010	3,806	7,178	2,512,724
2011	1,954	3,080	1,084,237
2012	1,979	3,047	1,073,527
Total	$28,887	$64,292	22,696,138

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)

2006	$1,887	$-
2007	2,329	(25,057)
2008	1,657	-6,113
2009	(74)	-
2010	623	-
2011	249	-
2012	103	-
Gain (loss) from changes in fair value of hybrid instruments	$6,774	$(31,170)

Warrants - The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		March 31, 2013			December 31, 2012
		Anti-Dilution			Anti-Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
Warrants issued with preferred stock:			(in thousands)			(in thousands)
Series D preferred stock	2017	0.000100	87,368	$101	0.00684	328,947	$709

Warrants issued with debentures:
2008	2015	0.000100	238,079	267	0.00684	896,382	1,691
2010	2015	0.000100	81,350	91	0.00684	306,287	571
2011	2016	0.000100	58,246	66	0.00684	219,298	453
2012	2017	0.000100	34,947	40	0.00684	131,579	263
Total			499,990	$565		1,882,493	$3,687

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of March 31, 2013 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 47% to 176%, and risk-free rates of return of 0.07% to 0.77%. For the risk-free rates of return, we use the published yields on zero-coupon treasury securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. As a result of the repricing on February 1, 2013, the exercise price of the warrants is currently $.0001. The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

:

	Three months ended March 31,
	2013	2012
Warrants issued with preferred stock:	(in thousands)
Series D preferred stock	608	(6,871)

Warrants issued with debentures:
2007	-	(3,337)
2008	1,424	(18,543)
2010	480	(6,342)
2011	387	(4,577)
2012	223	(1,818)
Total	$3,122	$(41,488)

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the three months ended March 31, 2013:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2012:	$2,147	$3,687	$64,292	$70,126

Fair value adjustments:
Compound embedded derivatives	299	-	-	299
Warrant derivatives	-	(3,122)	-	(3,122)
Hybrid instruments	-	-	(6,774)	(6,774)

Conversions:
August 24, 2006 financing	-	-	(516)	(516)
December 29, 2006 financing	-	-	(503)	(503)
March 27, 2007 financing	-	-	(190)	(190)
July 15, 2009 financing	-	-	(614)	(614)
August 14, 2009 financing	-	-	(192)	(192)
April 13, 2011 financing	-	-	(199)	(199)
October 25, 2011 financing	-	-	(37)	(37)
December 8, 2011 financing	-	-	(217)	(217)
March 26, 2012 financing	-	-	(141)	(141)
June 1, 2012 financing	-	-	(506)	(506)
Ending balance, March 31, 2013	$2,446	$565	$54,403	$57,414

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

Subsequent events

Subsequent to March 31, 2013, holders of convertible debentures have converted $320,302 of principal and accrued interest on those debentures into 654,690,200 shares of our common stock. In addition, one holder of our series C preferred shares converted their preferred shares into 41,237,113 shares of our common stock.

Note 4 – Stock-Based Compensation

A summary of the transactions and status of our granted, vested and exercisable options during the three months ended March 31, 2013 follows:

Weighted-
Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2012	1,340	$0.02	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2013	1,340	$0.02	$-	9.0
Exercisable at March 31, 2013	930	$0.02	$-	8.3

A summary of the status of our non-vested options as of March 31, 2013 and changes during the three months ended is below:

		Weighted
		Average
		Grant Date
Nonvested Shares	Shares	Fair Value
	(in thousands)
Nonvested at December 31, 2012	713	$0.01
Granted	-	-
Vested	254	-
Forfeited	-	$-
Nonvested at March 31, 2013	459	$0.01

The following table summarizes information about our stock options outstanding at March 31, 2013:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.01	300	9.7	$0.008	50	0.008
$0.014 to $0.03	950	8.2	0.02	790	$0.02
$0.05	90	7.9	0.05	90	$0.05
	1,340	8.6	$0.02	930	$0.02

There were no stock options exercised during the three months ended March 31, 2013 or 2012.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Accrued operating expenses	$269	$374
Accrued payroll related expenses	15	6
Accrued interest	22	19
Accrued legal fees	31	0
Total	$337	$399

Note 6 – Contingencies

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of any pending legal actions is unlikely to have a material effect on our financial position or operating results.

Note 7 – Geographic and Segment Reporting

We are structured and evaluated by our Board of Directors and management as one business unit.

	Three months ended March 31
	2013	2012
	(in thousands)
Revenue:
United States	$589	$678
Germany	13	48
Total	$602	$726

Net income (loss):
United States	$9,214	$(165,102)
Germany	(178)	(432)
Total	$9,036	$(165,534)

Identifiable Assets:
United States	$4,962	$7,398
Germany	273	487
Total	$5,235	$7,885

Note 8 – Transactions with Related Parties

Ms. Laura A. Marriott serves as our Chairperson of the Board of Directors and Chief Executive Officer. Ms. Marriott is compensated as our Chief Executive Officer under a consulting agreement for which she received $105,600 and $100,000 in compensation from us during the three months ended March 31, 2013 and 2012, respectively.

Mr. George G. O’Leary serves as a member of the Board of Directors and as Chief Operating Officer. Mr. O’Leary is also the Chairman of our Audit Committee. In addition to his compensation as a member of our Board, Mr. O’Leary is compensated as our Chief Operating Officer under a consulting agreement for which he received $0 and $5,840 in compensation from us during the three months ended March 31, 2013 and 2012, respectively.

Mr. Barry S. Baer served as Chief Financial Officer until August 27, 2012 and was reappointed March 26, 2013. Mr. Baer was compensated as our Chief Financial Officer under a consulting agreement for which he received $9,281 and $14,112 in compensation from us during the three months ended March 31, 2013 and 2012, respectively.

Mr. Jeff Huitt was appointed as the Company’s Chief Financial Officer on August 27, 2012 and served until March 26, 2013. Mr. Huitt served as the Company’s controller from March 26, 2013 until April 23, 2013. Mr. Huitt was compensated under a consulting agreement for which he received $23,636 during the three months ended March 31, 2013.

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

We are focused in two key areas: the first is the maximization of our patent portfolio through IP licensing and enforcement, and the second is our two tiered sales approach on partnering with brands and agencies directly as well as partnering with key mobile marketing organizations to maximize the reach of our barcode management and infrastructure solutions. We are focusing our sales and marketing activities primarily in the United States and Europe.

NeoMedia has been active in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP, focusing on the US market. We have closed one new IP licensing agreement in Q1-2013. We have seen an increase in activity in Q2-2013 and are hopeful that our IP licensing activities will continue to generate new licensees over the course of 2013. We have established a rate card for IP licensing, for brands and 2D providers, which we anticipate will help to expedite the licensing opportunities underway. We intend to continue to vigorously pursue or defend, as applicable, claims affecting the business interests and intellectual property of the Company including litigation activities, where appropriate. Thus far, we have successfully caused five companies in the United States to cease and desist in their mobile barcode operations that infringed upon our IP rights.

Our barcode management and infrastructure solution includes both our barcode reader (NeoReader) as well as our barcode infrastructure solutions (NeoSphere). In the second quarter of 2013, we also deployed a self service barcode creation platform called QodeScan™. Mobile barcodes continue to be an increasingly important engagement tool for brands and marketers. Our platform has generated more than 77,000 mobile barcodes for use in marketing and advertising campaigns worldwide and continues to climb. In Q1-2013, we continued to see scan activity from 193 countries with the top three countries for scanning traffic continuing to be the USA, Spain and Germany.

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

NeoMedia continues to promote an open and interoperable approach to the market to empower the mobile ecosystem – and deploys an indirect methodology for our customers. Our research suggests we are one of the few providers in the global ecosystem to offer Aztec, Code 39 and PDF417 code support, in addition to QR, Data matrix and a variety of 1D symbologies.

NeoReader has also experienced continued growth in Q1-2013. With pre-install agreements with Sony Mobile and Samsung Electronics Italy, as well as being downloadable via our own website, http://get.neoreader.com, and from the key “app stores” including Android, Apple, Blackberry, Nokia and Ovi, our reader now has over 35 million installations.  Our reader is offered to consumers free of charge and we anticipate the growth in consumer utilization will continue and help encourage brand adoption of mobile barcodes.  We have also added mobile advertising support to our NeoReader product as well as the opportunity to delete mobile ads, at an additional fee. NeoMedia also offers NeoReader Enterprise and SDK for enterprise opportunities.

We had the final cost reduction activities related to departing personnel completed in Q1-2013. We are continuing to focus on growing the business and revenue to achieve self-sustainability. We have not had to take any additional outside funding since mid-2012 and expect this to continue.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Results of Operations

We continue to focus on growing our IP licensing and barcode management and infrastructure business. During the three months ended March 31, 2013 and 2012 respectively, our operating losses were $(559,000) and $(835,000), respectively. Our net income or (loss) was $9.0 million and $(165.5) million for the three months ended March 31, 2013 and 2012, respectively. Our net loss includes gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these gains and losses principally resulting from changes in the market value of our common stock. During the three months ended March 31, 2013, we reported gains on our hybrid financial instruments, warrants and debentures, totaling $9.6 million and during the three months ended March 31, 2012, we reported losses on our hybrid financial instruments, warrants and debentures, totaling $(162.3) million. Due to the volatility of our common stock price, changes in the fair value of our derivative liabilities have a material impact on our overall net loss which makes quarter and annual comparisons difficult.

Revenues- Revenues for the three months ended March 31, 2013 and 2012, respectively, were $602,000 and $726,000, a decrease of $124,000, or 17.01%. The bulk of our revenues come from two business lines, IP licensing and 2D Core (NeoSphere and NeoReader). We believe that our results regarding revenues for Q1-2013 would have experienced a greater increase from 2012 but for the effect of certain pending arbitration proceedings delaying our ability to include certain revenues related and ancillary to such arbitration in our financial reporting. We anticipate that upon the resolution of such arbitration proceedings in Q2-13, any such revenues will be reflected in our future financial statements.

Cost of Revenues- Cost of revenues was $31,000 for the three months ended March 31, 2013 compared with $22,000 for the three months ended March 31, 2012, an increase of $9,000 or 40.9% due to additional work performed to generate those revenues. Cost of revenue is tied to the timing and amount of commissions and fees directly related to the sale of IP license rights. These expenses are recognized in full when they are incurred. However, as discussed above, a portion of the associated revenue may be deferred resulting in gross margins varying significantly from period to period.

Sales and Marketing- Sales and marketing expenses were $61,000 compared to $205,000 for the three months ended March 31, 2013 and 2012, respectively. This is a decrease of $144,000 or 70.2%. The continuing decrease in sales and marketing costs are a result of cost containment. We expect, however, that our sales and marketing expense will increase as we continue to promote our business strategy.

General and Administrative- General and administrative expenses were $857,000 and $1.0 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of $143,000 or 14.3%. G&A expenses decreased due to ongoing personnel and other cost reduction activities partially offset by associated legal fees and IP enforcement activities. A significant expense for us is the cost to maintain our public company status including legal, auditors, filings and SEC compliance. We also had higher than anticipated expense this quarter related to an arbitration proceeding.

Research and Development- Research and development expenses were $212,000 and $334,000 for the three months ended March 31, 2013 and 2012, respectively, a decrease of approximately $122,000, or 36.5%. Research and development expenses decreased as we reduced our development efforts.

Loss from Operations- For the three months ended March 31, 2013 and 2012, respectively, our loss from operations was $559,000 and $835,000. This continued reduction in the operating loss is primarily the result of ongoing expense reductions and a focus on patent infringement.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments- We record our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended March 31, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $(299,000) and a loss of $(31.2) million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants- We account for our outstanding common stock warrants that issued in connection with our preferred stock and our debentures, at fair value. For the three months ended March 31, 2013 and 2012, the liability related to these leave, resulting in a gain of $3.1 million and a loss of $(41.5) million, respectively. The cancellation of approximately 1.5 billion in warrants in February 2013 were the contributing factor to the gain in this quarter.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures- For our Series C and D preferred stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended March 31, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a gain of $6.8 million and a loss of $(89.9) million, respectively.

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

Interest Expense Related to Convertible Debt- Following the May 25, 2012 modification of the debentures, which extended their due date, the debentures are no longer carried at amortized cost but are carried as hybrid financial instruments at fair value. As a result, the interest on these debentures subsequent to May 25, 2012 is reported as part of the Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments and is no longer separately reported as interest expense.

Net Income (Loss)- As a result of the above, during the three months ended March 31, 2013 and 2012, we experienced net income of $9.0 million and a loss of $(165.5) million, respectively. These changes resulted primarily from gains in the fair value of our hybrid and derivative instruments during the three months ended March 31, 2013 compared with a loss for the three months ended March 31, 2012 and gains for the three and three months ended March 31, 2013. The table below illustrates how dramatically the changes in the fair values of our hybrid financial instruments and related derivative liabilities vary by quarter and year, and how materially those fair value fluctuations change the net income or loss available to common shareholders.

Other Comprehensive Income – Other comprehensive income resulted in an increase of $111,000 due to an accumulation of foreign currency transactions related to our subsidiary in Europe.

	Three months ended March 31,
	2013		2012
	(dollars are reported in thousands)
Losses from Operations	$(559)	(6.2)%	$(835)	5.0%
Gain/(loss) from change in fair value of hybrid financial instruments	(299)	(3.3)%	(31,170)	18.8%
Gain/(loss) from change in fair value of derivative liability - warrants	3,122	34.5%	(41,488)	25.1%
Gain/(loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	6,774	75.0%	(89,649)	54.2%
Interest expense related to convertible debt	-		(2,392)	1.4%

Net Income (loss) available to common shareholders	$9,036	100.0%	$(165,534)	100.0%

Liquidity and Capital Resources

As of March 31, 2013, we had $62,000 in cash and cash equivalents compared with $611,000 as of December 31, 2012.

Cash used by operating activities decreased to $660,000 for the three months ended March 31, 2013, compared with $966,000 used in operations for the three months ended March 31, 2012, primarily resulting from reduced operational (primarily personnel) expenses.

Cash used in investing activities was $3,000 for the three months ended March 31, 2012, respectively, representing the acquisition of property and equipment.

There was no cash provided by financing activities during the three months ended March 31, 2013. $1.2 million was received in the same time period of 2012 resulting from borrowing under convertible debt instruments.

Conversions of our debentures into common stock have a positive effect on our future liquidity by reducing the amount we will have to repay. During the three months ended March 31, 2013, investors converted $1,909,546 of principal and accrued interest on the convertible debentures and during the three months ended March 31, 2012, investors converted a total of $1.6 million of principal and accrued interest on the convertible debentures. These conversions have reduced the carrying value of the associated derivative liabilities and the debentures payable carried at fair value, and as a result, have continued to strengthen our balance sheet.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net income/(loss) for the three months ended March 31, 2013 and 2012, respectively, was $9.0 million and $(165.5) million, of which $9.6 million and $(164.7) million, respectively, were non-cash net income/(loss) related to our financing instruments. Net cash used by operations during the three months ended March 31, 2013 and 2012 was $660,000 and $966,000, respectively. At March 31, 2013, we have an accumulated deficit of $255.6 million. We also have a working capital deficit of $57.3 million, of which $57.5 million is related to our financing instruments which includes the fair value of warrants and those debentures that are recorded as hybrid financial instruments.

The items discussed above raise doubt about our ability to continue as a going concern.

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

The Convertible Debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During the three months ended March 31, 2013, there were 1,238,981,350 shares of common stock issued for these conversions. The Company cannot predict if and when each holder may or may not elect to convert into common shares.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements – As of March 31, 2013, our cash balance was $62,000. NeoMedia’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our Common Stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our Common Stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C preferred stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide information under this item.

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

Based on this evaluation as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, identified as of March 31, 2013, which we are in the process of remediating. Such weaknesses were:

—	Our senior management did not establish and maintain proper oversight as to internal control over financial reporting as of March 31, 2013. Specifically, our senior management was unable, due to time constraints, to completely address the control weaknesses brought to their attention through the audit process. The management of the Company continues to enhance internal controls within the time and resource constraints of the Company.

—	We, through our senior management, did not maintain formalized accounting policies and procedures as of March 31, 2013. As these policies are being implemented, they will provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

—	Senior management did not consistently ensure that recurring and non-recurring journal entries were subject to proper review and approval prior to preparation of the resulting financial statements as of March 31, 2013. Although our review did not disclose any materially incorrect or improper entries, proper review and approval of all financial transactions should occur.

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

Inherent Limitations- Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting- We made changes (including the monthly reconciliation of accounts, the implementation of regular management reviews, and journal entry approval) in the Company’s internal control over financial reporting during the period ended March 31, 2013 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has been involved in a number of non-material proceedings, related to IP enforcement, as plantiff during the quarter ended March 31, 2013. We will continue to vigorously defend our IP position and further action is anticipated.

Subsequent Events

NeoMedia vs. Taco Bell Corp. – On April 3, 2013, NeoMedia filed a complaint against Taco Bell Corp. (“Taco Bell”) in District Court of Colorado. The complaint asserted infringement of two NeoMedia patents. On May 20, 2013, NeoMedia dismissed all pending litigation against Taco Bell and granted Taco Bell’s parent, Yum! Brands, Inc. a confidential, non-exclusive patent license.

ITEM 1A. Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Subsequent Event:

On April 25, 2013 NeoMedia dismissed its Independent Registered Public Accountant and appointed an Independent Registered Public Accounting firm effective with the 1st quarter 2013. We were delayed in filing this first quarter 10Q given late change in Independent Registered Public Accountants.

ITEM 6. Exhibits

(a) Exhibits:

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	10.1	1/8/2010
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010
10.1	Debenture Extension Agreement dated February 4, 2013, by and between the Company and YA Global Investments, L.P.		8-K	3.1	2/8/2013

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	**Interactive data
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

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: May 24, 2013	/s/ Barry S Baer
Barry S Baer CFO, Principal Financial Officer and Principal Accounting Officer

Page 26