Form 10-Q/A
period 2013-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2013-05-30
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment #1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s Common Stock on May 24, 2013 was 4,099,707,434

Documents Incorporated By Reference - None

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10–Q/A to our Interim Report on Form 10–Q for the period ended March 31, 2013 originally filed with the Securities and Exchange Commission  (the “SEC”) on May 24, 2013, (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q, in accordance with Rule 201 of Regulation S-T.

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

2

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under Item 1 of this Interim Report on Form 10-Q. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(a) Exhibits:

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	10.1	2/8/2013
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010
10.1	Debenture Extension Agreement dated February 4, 2013, by and between the Company and YA Global Investments, L.P.		8-K	3.1	2/8/2013

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	**Interactive data

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: May 29, 2013
	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Barry S Baer
Barry S Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

4