Form 10-Q
period 2013-06-30
NEOMEDIA TECHNOLOGIES INC
filed 2013-08-05
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock on August 2, 2013 was 4,984,827,279.

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$70	$611
Trade accounts receivable	885	217
Prepaid expenses and other assets	39	120
Total current assets	994	948

Property, plant and equipment, net	27	44
Goodwill	3,418	3,418
Proprietary software, net	-	99
Patents and other intangible assets	1,353	1,490
Other long term assets	-	40
Total assets	$5,792	$6,039

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$562	$506
Accrued expenses	497	399
Deferred revenue and customer prepayments	2,852	3,735
Notes payable	-	50
Deferred tax liability	706	706
Derivative financial instruments - warrants	276	3,687
Derivative financial instruments - Series C and D preferred stock and debentures payable	4,286	2,147
Debentures payable - carried at amortized cost	53	53
Debentures payable - carried at fair value	82,906	64,292
Total current liabilities	92,138	75,575

Commitments and contingencies	-	-

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,816 and 4,840 shares issued and outstanding, respectively, and a liquidation value of $4,816 and $4,480 at June 30, 2013 and December 31, 2012, respectively.	4,816	4,840
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 shares issued and outstanding, respectively, and a liquidation value of $348 at June 30, 2013 and December 31, 2012, respectively.	348	348

Shareholders' deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 4,909,827,279 and 2,106,035,882 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4,910	2,106
Additional paid in capital	190,923	188,814
Accumulated deficit	(286,663)	(264,630)
Accumulated other comprehensive loss	99	(235)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders' deficit	$(91,510)	$(74,724)
Total liabilities and shareholders' deficit	$5,792	$6,039

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenue	$1,667	$461	$2,269	$1,187
Cost of revenues	269	6	300	28
Gross profit	1,398	455	1,969	1,159

Sales and marketing expenses	47	215	108	420
General and administrative expenses	665	913	1,471	1,913
Research and development costs	172	259	384	593

Operating income (loss)	514	(932)	6	(1,767)

Loss on extinguishment of debt	-	(27,479)	-	(27,479)
Gain/(loss) from change in fair value of hybrid financial instruments	(29,569)	36,773	(22,795)	5,603
Gain/(loss) from change in fair value of derivative liability - warrants	289	42,409	3,411	921
Gain/(loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(1,849)	75,351	(2,149)	(14,298)
Other Income	227	-	227	-
Interest (expense) / income	16	(2,003)	16	(4,395)

Net income (loss) available to common shareholders	$(30,372)	$124,119	$(21,284)	$(41,415)

Comprehensive income (loss):
Net income (loss)	(30,372)	124,119	(21,284)	(41,415)
Other comprehensive gain/(loss) - investment in GmbH and foreign currency adjustment	(223)	(8)	(334)	(15)

Comprehensive income (loss):	$(30,595)	$124,111	$(21,618)	$(41,430)

Net income (loss) per share, basic and diluted:
Basic	$(0.007)	$0.11	$(0.007)	$(0.13)
Fully diluted	$(0.007)	$-	$(0.007)	$(0.13)

Weighted average number of common shares:
Basic	4,057,691,643	1,148,526,738	3,230,324,614	326,414,797
Fully diluted	4,057,691,643	8,113,106,249	3,230,324,614	326,414,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	For the six months ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net income / (loss)	$(21,284)	$(41,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	253	487
Loss on extinguishment of debt	-	27,479
(Gain)/loss from change in fair value of hybrid financial instruments	2,149	(5,603)
(Gain)/loss from change in fair value of derivative liability - warrants	(3,411)	(921)
(Gain)/loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	22,795	14,298
Interest expense related to convertible debt	-	4,395
Stock based compensation expense	1	14
Increase in value of life insurance policies	-	(34)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(441)	(242)
(Increase) decrease in prepaid expenses and other assets	80	(44)
Increase (decrease) in accounts payable & accrued expenses	91	(53)
Increase (decrease) in deferred revenue and customer prepayments	(1,108)	(342)
Net cash used in operating activities	(875)	(1,981)

Cash Flows from Investing Activities
Acquisition of property and equipment	-	(3)
Net cash used in investing activities	-	(3)

Cash Flows from Financing Activities
Borrowing under convertible debt instruments, net	-	2,075
Net cash provided by financing activities	-	2,075

Effect of exchange rate changes on cash	334	15

Net change in cash and cash equivalents	(541)	106

Cash and cash equivalents, beginning of period	611	30
Cash and cash equivalents, end of period	$70	$136

Supplemental cash flow information:
Series C preferred stock converted to common stock	24	878
Series D preferred stock converted to common stock	-	2,342
Convertible debentures converted to common stock	2,561	10,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013 and December 31, 2012

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

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net (loss) for the six months ended June 30, 2013 and 2012, respectively, was $(21.3) million and $(41.4) million, of which $(21.5) million and $(35.3) million, respectively, were net losses related to our financing instruments. Our operating income was $5,800 for the six months ended June 30, 2013, and our operating loss was $(1.8) million for the six months ended June 30, 2012.

Net cash used by operations during the six months ended June 30, 2013 and 2012 was $(875,000) and $(2.0) million, respectively. At June 30, 2013, we have an accumulated deficit of $(287) million. We also have a working capital deficit of $(91.1) million, of which $(87.5) million is related to our financing instruments related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments and the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

The items discussed above raise substantial doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from improved products and IP licensing. If our revenues do not reach the level set anticipated in our plan and our operating expenses cannot be reduced to sustain our operations, we may require additional financing in order to execute our operating plan; however, we believe that our revenues will reach such level and such additional financing will not be necessary. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that these financing sources do not materialize, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which circumstances would have a material adverse effect on our business, prospects, financial condition and results of operations.

The Convertible debentures and preferred stock used to finance the Company, which may be converted into Common Stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During the three and six months ended June 30, 2013, there were 1,564,810,047 and 2,803,791,397 shares of common stock issued for these conversions, respectively. The Company cannot predict if nor when each holder may or may not elect to convert into common shares.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In accordance with Financial Accounting Standard Board (“FASB”) and Securities and Exchange Commission (“SEC”) Staff Accounting guidance on revenue recognition the Company considers revenue earned and realizable when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. Revenue associated with licensing agreements primarily consists of non-refundable upfront license fees. Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology. The Company typically uses signed contractual agreements as persuasive evidence of a sales arrangement.

If at the inception of an arrangement the fee is not fixed or determinable, we defer revenue until the arrangement fee becomes due and payable. If we determine collectability is not probable, we defer revenue until we receive payment or collection becomes probable, whichever is earlier. The determination of whether fees are collectible requires judgment of our management, and the amount and timing of revenue recognition may change if different assessments are made.

Basic and Diluted Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of our Common Stock, par value $0.001 per share (“Common Stock”), outstanding during the period. During the three and six months ended June 30, 2013 and the six months ended June 30, 2012, we reported a net loss per share, and as such, basic and diluted losses per share were equivalent. During the three months ended June 30, 2012, we reported net income per share and included dilutive instruments in the fully diluted net income per share calculation. For the three and six months ended June 30, 2013 and 2012, approximately 513,342,555 and 513,342,555 and zero and 6,964,579,511, respectively, of potentially dilutive shares were excluded from the calculation as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Numerator:

Net income (loss) available to common shareholders	$(30,372)	$124,119	$(21,284)	$(41,415)

Numerator for diluted earnings per share- income (loss) available to common stockholders after assumed conversions of debentures and exercise of warrants	$(30,372)	$124,119	$(21,284)	$(41,415)

Denominator:

Weighted average shares used to compute basic EPS	4,057,691,643	1,148,526,738	3,230,324,614	326,414,797

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions and exercise of options	4,057,691,643	8,113,106,249	3,230,324,614	326,414,797

Basic earnings per share	$(0.007)	$0.11	$(0.007)	$(0.13)

Diluted earnings per share	$(0.007)	$0.00	$(0.007)	$(0.13)

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

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

Note 3 – Accrued Liabilities

Accrued liabilities consist of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Accrued operating expenses	$313	$374
Accrued payroll related expenses	-	6
Accrued interest	-	19
Accrued legal fees	184	-
Total	$497	$399

Note 4 – Financing

At June 30, 2013, financial instruments arising from our financing transactions with YA Global Investments, L.P., an accredited investor, included shares of our Series C Preferred Stock issued in February 2006, Series D Preferred Stock issued in January 2010, a series of thirty-two secured convertible debentures issued between August 2006 and July 2012 and various warrants to purchase shares of our Common Stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures - The underlying agreements for each of the current thirty-two debentures that we have issued are very similar in form, except in regard to the interest rate, conversion prices, and the number of warrants that were issued in conjunction with each of the debentures. The debentures are convertible into our Common Stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). Typically, the conversion is limited such that the holder cannot exceed 9.99% ownership of the outstanding Common Stock, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets. The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements which have been executed in connection with each of the 2010, 2011 and 2012 financings.

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

The following table summarizes the significant terms of each of the convertible debentures for which the entire hybrid instrument is recorded at fair value as of June 30, 2013:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
Debenture					Anti-
			Default		Dilution			Look-
Issuance	Face	Interest	Interest	Fixed	Adjusted		Default	Back
Year	Amount	Rate	Rate	Price	Price	%	%	Period
	(in thousands)
2006	$6,493	9.50%	n/a	$2.00	$0.00	90%	n/a	125 Days
2007	7,373	9.50%	n/a	$2.00		80%-90%	n/a	125 Days
2008	6,308	9.50%	20%-24%	$1.00-$2.00	$0.00032-$0.00038	80%-95%	50%-75%	125 Days
2009	1,062	9.50%	20%	$2.00	$0.00	95%	50%	125 Days
2010	3,806	9.50%	20%	$0.10- $0.30	$0.00	95%	50%	60 Days
2011	1,551	9.50%	20%	$0.10	$0.00	95%	50%	60 Days
2012	1,543	9.50%	20%	$0.10	$0.00	95%	50%	60 Days
Total	$28,136

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

The table below summarizes the significant terms of the debentures that are carried at their amortized cost and for which the compound embedded derivative is bifurcated and accounted for as a derivative liability as of June 30, 2013:

Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back Period
			Default		Anti-Dilution
Debenture	Face	Interest	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Rate	Price	Price	%	Period
(in thousands)
2006	$53	10%	n/a	$2.00	$0.000360	90%	125 days

Conversions and Repayments–Our preferred stock and convertible debentures are convertible into shares of our Common Stock. Upon conversion of any of the convertible financial instruments in which the compound embedded derivative is bifurcated, the carrying amount of the debt, including any unamortized premium or discount, and the related derivative instrument liability are credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. For instruments that are recorded in their entirety at the fair value of the hybrid instrument, the fair value of the hybrid instrument converted is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. Beginning in April 2013, the trading market price of our Common Stock (and the conversion price) was less than its par value. We are limited to issuing shares of Common Stock at no less than the par value, and all shares of our Common Stock issued in those conversions were issued at par value. However, the methodology used to estimate the number of shares of convertible debentures and preferred stock converted during this time are based upon the value received for the shares issued, with the difference between that value and the par value recorded as a deemed dividend.

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion.

		Preferred	Preferred	Common
	Preferred shares	shares	shares	shares
	issued	converted	remaining	issued
	(in thousands)

Series C Preferred Stock	22	17	5	314,619
Series D Preferred Stock	25	22	3	245,162

The outstanding principal and accrued interest for the debentures as of June 30, 2013 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding	Principal and
	principal and	accrued interest	Common
	accrued interest at	converted since	shares
	June 30, 2013	inception	issued
(in thousands)

Debentures	$42,599	$11,720	4,328,415

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

Effective February 1, 2013, 1.4 billion of the 1.9 billion warrants held by YA Global were cancelled and the remaining 500 million had their exercise price reduced to $0.0001 per share. These changes resulted in a decrease in fair value of the warrants of approximately $1.64 million during the first quarter of 2013 as reflected in the gain (loss) from change in fair value of derivative liabilities-warrants.

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of June 30, 2013 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 1.09 years, equivalent volatility of 136%, equivalent interest rate of 8%, equivalent credit-risk adjusted rate of 6.5% and conversion price of $0.00038, (ii) convertible debentures: Anti-dilution adjusted conversion price of $0.00032-$0.00038. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our Common Stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the Common Stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On June 30, 2013, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under FASB ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under FASB ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of June 30, 2013 and December 31, 2012.

June 30, 2013				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,816	$4,816	$-	$3,967	12,411,508
Series D Preferred Stock	$348	$348	$-	287	897,165

Debentures:
2006	$53	$53	$9	32	171,153
Total	$53	$53	$9	$4,286	13,479,826

December 31, 2012				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,840	$4,840	$-	$1,988	923,953
Series D Preferred Stock	$348	$348	$-	143	66,457

Debentures:
2006	$53	$53	$7	16	11,871
Total	$53	$53	$7	$2,147	1,002,281

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted Common Stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of Common Stock into which the embedded conversion feature of the Series C and Series D Preferred Stock was convertible as of June 30, 2013 and December 31, 2012 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period. The number of shares of Common Stock into which the embedded conversion feature in the convertible debentures was convertible as of June 30, 2013 and December 31, 2012 was calculated as the face value of each instrument divided by the variable conversion price using the appropriate look-back period.

As discussed above, on February 4, 2013, the terms of the debentures held by YA Global were modified to extend the stated maturity dates to August 1, 2014 and those debentures are accounted for as hybrid instruments and are carried in their entirety at fair value. The debentures outstanding at June 30, 2013 of $53,000 shown above represent a portion of the debentures issued to YA Global which had previously been transferred by YA Global to other parties. These debentures were not modified and matured on July 29, 2012. At June 30, 2013 the debentures had not yet been converted or repaid.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as “Gain (loss) from change in fair value of derivative liability – Series C and Series D Preferred Stock and debentures” in the accompanying consolidated statements of operations.

Gain (loss) from change in fair value of derivative liability- Series C and D Preferred Stock and debentures

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Series C Preferred Stock	$(1,700)	$11,915	$(1,989)	$(3,202)
Series D Preferred Stock	(123)	1,946	(144)	(1,346)

Debentures:
2006	(26)	18,815	(16)	(3,070)
2008	-	13,391	-	(1,350)
2009	-	4,964	-	(486)
2010	-	11,901	-	(34)
2011	-	8,896	-	(4,825)
2012	-	3,523	-	15
Gain (loss) from change in fair value of derivative liability	(1,849)	75,351	(2,149)	(14,298)

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. At inception, the March 2007, August 2007, April 2008 and May 2008 debentures were valued using the Common Stock equivalent approach. For the April 26, 2012 debenture and, effective May 25, 2012 for all other debentures, the Company changed its method of estimating the fair value of the hybrid instrument to consider the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of June 30, 2013 included: (i) present value of future cash flows for the debenture using a risk adjusted interest rate of 6.50%, (ii) remaining term of 1.09 years, (iii) equivalent volatility of 136%, equivalent interest rate of 9.5%, equivalent credit-risk adjusted rate of 6.50% and anti-dilution adjusted conversion prices ranging from $0.00032- $0.00038.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of June 30, 2013 and December 31, 2012.

June 30, 2013			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$6,493	$18,926	27,030,155
2007	7,373	22,423	32,303,705
2008	6,308	21,825	31,327,015
2009	1,062	3,548	5,004,868
2010	3,806	9,691	13,786,842
2011	1,551	3,194	4,581,445
2012	1,543	3,299	4,724,768
Total	$28,136	$82,906	118,758,798

December 31, 2012			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$6,180	$14,758	5,196,283
2007	6,856	17,172	6,098,480
2008	6,468	15,492	5,487,497
2009	1,644	3,565	1,243,390
2010	3,806	7,178	2,512,724
2011	1,954	3,080	1,084,237
2012	1,979	3,047	1,073,527
Total	$28,887	$64,292	22,696,138

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as “Gain (loss) from change in fair value of hybrid financial instruments” in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain (loss) from change in fair value of hybrid financial instruments

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

2006	$(7,202)	$1,734	$(5,315)		$1,734
2007	(7,821)	24,068	(5,492)		(989)
2008	(8,296)	9,663	(6,639)		3,550
2009	(1,207)	433	(1,281)		433
2010	(3,138)	896	(2,515)		896
2011	(842)	512	(593)	\	512
2012	(1,063)	314	(960)		314
	(29,569)	37,620	(22,795)		6,450
Less: Day-one loss from debenture financings	-	(847)	-		(847)
Gain (loss) from changes in fair value of hybrid instruments	$(29,569)	$36,773	$(22,795)		$5,603

Warrants - The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

A summary of the Common Stock warrants outstanding follows:

		June 30, 2013			December 31, 2012
		Anti-Dilution			Anti-Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
Warrants issued with preferred stock:			(in thousands)			(in thousands)

Series D Preferred Stock	2017	0.000100	87,368	$49	0.00684	328,947	$709

Warrants issued with debentures:

2008	2015	0.000100	238,079	130	0.00684	896,382	1,691

2010	2015	0.000100	81,350	44	0.00684	306,287	571

2011	2016	0.000100	58,246	33	0.00684	219,298	453

2012	2017	0.000100	34,947	20	0.00684	131,579	263

Total			499,990	$276		1,882,493	$3,687

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of June 30, 2013 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 118% to 199%, and risk-free rates of return of 0.02% to 1.41%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected Common Stock price volatility over the remaining term of the warrants. As a result of the repricing on February 1, 2013, the exercise price of the warrants is currently $.0001. The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as "(Gain) loss from change in fair value of derivative liability - warrants" in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain (loss) from change in fair value of derivative liability- warrants

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Warrants issued with preferred stock:	(in thousands)		(in thousands)
Series D Preferred Stock	$51	$6,819	$659	$(52)

Warrants issued with debentures:
2007	-	4,356	-	1,019
2008	137	19,093	1,561	550
2010	48	6,525	528	183
2011	33	4,578	420	1
2012	20	1,038	243	(780)
Total	$289	$42,409	$3,411	$921

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the six months ended June 30, 2013:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2012:	$2,147	$3,687	$64,292	$70,126

Fair value adjustments:
Compound embedded derivatives	2,149	-	-	2,149
Warrant derivatives	-	(3,411)	-	(3,411)
Hybrid instruments	-	-	22,795	22,795

Conversions:
Series C Preferred Stock	(10)	-	-	(10)
August 24, 2006 financing	-	-	(644)	(644)
December 29, 2006 financing	-	-	(503)	(503)
March 27, 2007 financing	-	-	(242)	(242)
April 11, 2008 financing	-	-	(71)	(71)
July 29, 2008 financing	-	-	(234)	(234)
July 15, 2009 financing	-	-	(823)	(823)
August 14, 2009 financing	-	-	(475)	(475)
February 8, 2011 financing	-	-	(28)	(28)
April 13, 2011 financing	-	-	(199)	(199)
October 25, 2011 financing	-	-	(37)	(37)
December 8, 2011 financing	-	-	(217)	(217)
March 26, 2012 financing	-	-	(141)	(141)
June 1, 2012 financing	-	-	(567)	(567)
Ending balance, June 30, 2013	$4,286	$276	$82,906	$87,468

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

Note 5 – Contingencies

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution of any ongoing legal actions is unlikely to have a material effect on our financial position or operating results.

Note 6 – Stock-Based Compensation

Total stock-based compensation expense recorded in the statement of operations was $786 and $6,500 for the three months ended June 30, 2013 and 2012, respectively and $786 and $13,700 for the six months ended June 30, 2013 and 2012, respectively.

A summary of the transactions and status of our granted, vested and exercisable options during the six months ended June 30, 2013 follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2012	1,340	$0.02	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(167)	-	-
Outstanding at June 30, 2013	1,173	$0.02	$-	8.2
Exercisable at June 30, 2013	897	$0.02	$-	8.0

The following table summarizes information about our stock options outstanding at June 30, 2013:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.01	200	9.2	$0.008	40	0.008
$0.014 to $0.03	884	8.0	0.02	768	$0.02
$0.05	89	7.7	0.05	89	$0.05
	1,173	8.2	$0.02	897	$0.02

Note 7 – Transactions with Related Parties

Pursuant to ASC 850 “Related Party Disclosure”, the Company has evaluated related parties and all transactions associated with those and determined that no transactions exist which would require disclosure.

Note 8 – Change in Accounting Policy

In early 2013, the Company expanded its business strategy specifically related to the monetization of its intellectual property and has been pursuing brand licenses with major corporations. This expansion of strategy gave rise to a change in accounting principle by which we recognize revenue as detailed in Note 2, above, changing from the proportional performance methodology to the completed performance methodology. The Company’s contracts consider the delivery of a number of elements including but not limited to a prospective license to utilize methodologies covered by certain licensed patents, as defined specifically by the agreement in question, for a specified license term. Upon delivery of all contractual elements, the Company recognizes all revenue associated with the contract provided that all other recognition criteria have been met. We evaluated our accounting principles related to revenue recognition in Q2 2013 and determined that the completed performance methodology was preferable and such change represents, in the our circumstances, the adoption of a preferable accounting principle in conformity with ASC 250, Accounting Changes and Error Corrections.

The Company conducted a quantitative analysis of the impact of the accounting policy change on our balance sheet and income statement for the fiscal year ended December 31, 2012 and the fiscal quarter ended March 31, 2013 which are presented below. The analysis shows that when considering the overall impact on the financial statements for the December 31, 2012 and March 31, 2013 prior periods, the impact is immaterial. For the year ended December 31, 2012 and the three months ended March 31, 2013, our net loss and total current liabilities are impacted by less than 1%. Our conclusion is that the change in accounting policy enacted in 2013 has no material effect on prior period financial statements.

As of and for the year ended December 31, 2012
	As reported	Effect of Accounting Change	As Adjusted
Consolidated Statement of Operations and Comprehensive Loss
Revenue	$2,344	$208	$2,552
Net (loss) attributable to common shareholders	$(19,386)	$208	$(19,178)

Consolidated Balance Sheet
Assets
Current Assets	$948	$-	$948
Long-Term Assets	5,091	-	5,091
Total Assets	$6,039	$-	$6,039

Liabilities and Shareholders Deficit
Current Liabilities, excluding Deferred revenue and customer pre-payments	$71,840	$-	$71,840
Deferred revenue and customer prepayments	3,735	(208)	3,527
Total Current Liabilities	75,575	(208)	75,367

Series C & D Convertible Preferred Stock	5,188	-	5,188

Total Shareholders' Deficit	(74,724)	208	(74,516)
Total Liabilities and Shareholders Deficit	$6,039	$-	$6,039

As of and for the three months ended March 31, 2013

	As reported	Effect of Accounting Change	As Adjusted
Condensed Consolidated Statement of Operations and Comprehensive Loss
Revenue	$602	$(21)	$581
Net income (loss) attributable to common shareholders	$9,036	$(21)	$9,015

Condensed Consolidated Balance Sheet
Assets
Current Assets	$365	$-	$365
Long-Term Assets	4,870	-	4,870
Total Assets	$5,235	$-	$5,235

Liabilities and Shareholders Deficit
Current Liabilities, excluding Deferred revenue and customer pre-payments	$59,162	$-	$59,162
Deferred revenue and customer prepayments	3,348	21	3,369
Total Current Liabilities	62,510	21	62,531

Series C & D Convertible Preferred Stock	5,188	-	5,188

Total Shareholders' Deficit	(62,463)	(21)	(62,484)
Total Liabilities and Shareholders Deficit	$5,235	$-	$5,235

Note 9 – Subsequent Events

Pursuant to ASC 855 “Subsequent Events”, management has evaluated all events and transactions that occurred from June 30, 2013 through the date of issuance of the financial statements.  During this period we did not have any significant subsequent events, except as disclosed below:

•	Subsequent to June 30, 2013, holders of convertible debentures have converted $27,000 of principal and accrued interest on those debentures into 75,000,000 shares of our Common Stock.

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

We are focused in two key areas: the first is the maximization of our patent portfolio through IP licensing and enforcement, and the second is our two tiered sales approach on partnering with brands and agencies directly as well as partnering with key mobile marketing organizations to maximize the reach of our barcode management and infrastructure solutions. We are focusing our sales and marketing activities primarily in the United States and Europe and pursue other regions opportunistically.

NeoMedia has been active in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP, focusing on the US market but covering all markets in which we have patent coverage. We recently won an appeal for a key patent in our portfolio in the EU and believe this European Patent Office (“EPO”) win is key to the growth of our patent business in Europe. We currently have IP agreements with twenty companies. We are hopeful that our IP licensing activities will continue to generate new licensees over the course of 2013. We have established a rate card and standard licensing agreements for IP licensing, for brands and 2D providers, which we anticipate will help to expedite the licensing opportunities underway. We intend to continue to vigorously pursue or defend, as applicable, claims affecting the business interests and intellectual property of the Company including litigation activities, where appropriate. In addition, through our licensing program, several companies, including technology companies and brands, have agreed to cease and desist in their mobile barcode activities.

Our barcode management and infrastructure solution includes both our barcode reader (NeoReader®), our enterprise grade barcode infrastructure solution (NeoSphere™) and our self-service code creation platform (QodeScan™). Mobile barcodes continue to be an increasingly important engagement tool for brands and marketers and we continue to see interest from prospective customers from across the globe.

We continue to be faced with downward price pressure in the market given the fragmented competitive environment for mobile barcode solutions as well as the ‘battle’ between free and fee based solutions. We believe that NeoMedia will continue to differentiate itself on the basis of its high quality product and service offerings, customizable and full service solutions and our robust intellectual property portfolio. The sales process for mobile barcodes is a consultative sales process and our research suggests that in most cases, organizations are seeking an end-to-end solution, including mobile websites, rich media, etc. Accordingly, NeoMedia has extended its partner relationships to offer its customers a full service solution. Given the consultative sale process, the sales cycles tend to be longer and more resource intensive. We are hopeful that QodeScan will help reduce the effort required to support small or low cost sales opportunities, freeing staff to focus on larger opportunities.

NeoMedia continues to promote an open and interoperable approach to the market to empower the mobile ecosystem - and deploys an indirect methodology for our customers. Our research suggests we are one of the few providers in the global ecosystem to offer Aztec, Code 39 and PDF417 code support, in addition to QR, Data matrix and a variety of 1D symbologies.

NeoReader has also experienced continued growth in Q2-2013. With pre-install agreements with Sony Mobile and Samsung Electronics Italy, as well as being downloadable from the key “app stores” including Android, Apple, Blackberry, Nokia and Ovi as well as via our own website, http://get.neoreader.com, our reader now has 40 million installations.  NeoReader is offered to consumers free of charge and we anticipate the growth in consumer utilization will continue and help encourage brand adoption of mobile barcodes.  We have also added mobile advertising support to our NeoReader product as well as the opportunity to delete mobile ads, at an additional fee. NeoMedia also offers NeoReader Enterprise and SDK for enterprise opportunities and we have seen a significant increase in demand for NeoReader SDK, primarily from Asia and Europe. We believe we have the best decoding algorithms (speed and performance) in the industry, which differentiate our reader from the majority of solutions in the market.

Our successes in our two key areas of focus has meant that we are self-sufficient from a cash flow perspective given our increasing revenues and stabilized costs. In Q2 2013, we generated operating income for the first time in the Company’s recent history. We have not had to raise and take any additional outside funding since Summer-2012 and expect this to continue.

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Results of Operations

We continue to focus on growing our patent licensing and barcode management and infrastructure business. During the six months ended June 30, 2013 and 2012, our operating income/(loss) was $5,800 and $(1.8) million, respectively. The generation of operating income in the six months ended June 30, 2013 is attributable to an increase in 2D core and IP licensing revenue and significant decreases in operating expenses leading to substantial operating income during the second quarter of 2013, marking the first time in the Company’s recent history that operating income was realized. Our net loss was $21.3 million and $41.4 million for the six months ended June 30, 2013 and 2012, respectively. Our net loss includes gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these gains and losses principally as a result of changes in the market value of our Common Stock. During the six months ended June 30, 2013, we reported losses on our hybrid financial instruments, warrants and debentures, totaling $21.5 million and during the six months ended June 30, 2012, we reported losses on our hybrid financial instruments, warrants and debentures, totaling $35.3 million. Due to the volatility of our Common Stock price during the six months ended June 30, 2013, changes in the fair value of our derivative liabilities have a material impact on our overall net loss which makes quarterly and annual comparisons difficult.

Revenues. Revenues for the three months ended June 30, 2013 and 2012, respectively, were $1,667,000 and $461,000, an increase of $1,206,000, or 262%. Revenues for the six months ended June 30, 2013 and 2012 were $2,269,000 and $1,187,000, an increase of $1,082,000, or 91%.

These increases in revenue are attributable to new IP clients and our change to IP revenue recognition policy as well as an increasing number of NeoReader SDK sales and the launch of our QodeScan self -service barcode management service.

Cost of Revenues. Cost of revenues was $269,000 for the three months ended June 30, 2013 compared with $6,000 for the three months ended June 30, 2012, an increase of $263,000, or 4383%. Cost of revenues was $300,000 for the six months ended June 30, 2013 compared with $28,000 for the six months ended June 30, 2012, an increase of $272,000 or 971%. Cost of revenue is tied to the timing and amount of sales commissions and certain third party professional fees related to the sale of IP licenses. These expenses are proportional to revenue recognized and as such increases in revenue in 2013 have given rise to increased costs of revenue.

Sales and Marketing. Sales and marketing expenses were $47,000 and $215,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $168,000, or 78%. Sales and marketing expenses were $108,000 and $420,000 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $312,000 or 74%. The continuing decrease in sales and marketing costs are a result of cost containment. We expect, however, that our sales and marketing expense will increase as we continue to promote our business strategy.

General and Administrative. General and administrative expenses were $665,000 and $913,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $248,000, or 27%. General and administrative expenses were $1,471,000 and $1,913,000 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $442,000 or 23%. General and administrative expenses decreased due to ongoing personnel and other cost reduction activities partially offset by associated legal fees and intellectual property enforcement activities. A significant expense for us is the cost to maintain our public company status including legal, auditors, filings and SEC compliance. We also had higher than anticipated expense this quarter related to an arbitration proceeding which concluded in Q2.

Research and Development. Research and development expenses were $172,000 and $259,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $87,000, or 34%. Research and development expenses were $384,000 and $593,000 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $209,000 or 35%. Research and development expenses decreased as we focused our development efforts in our 2D Core services and subsequently launched our QodeScan self-service barcode management platform, resulting in a reduced requirement for ongoing development services.

Income (Loss) from Operations.   For the three months ended June 30, 2013, our income from operations was $514,000. For the three months ended June 30, 2012, our loss from operations was $932,000. For the six months ended June 30, 2013, our income from operations was $5,800. For the six months ended June 30, 2012, our loss from operations was $1,767,000. This improvement was primarily the result of increased revenue and gross profit due to our changes in operating strategy, as defined in Item 2 – “Overview.”.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the Common Stock underlying the instruments. For the three months ended June 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $29.6 million and gain of $36.7 million, respectively. For the six months ended June 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $22.8 million and a gain of $5.6 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding Common Stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended June 30, 2013 and 2012, the liability related to these instruments fluctuated, resulting in gains of $289,000 and $42.4 million, respectively. For the six months ended June 30, 2013 and 2012, the liability related to warrants fluctuated resulting in gains of $3.4 million and $921,000, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended June 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $1.8 million and a gain of $75.4 million, respectively. For the six months ended June 30, 2013 and 2012, the liability related to the derivative instruments embedded in the Series C and D Preferred Stock and these debentures fluctuated, resulting in losses of $2.1 million and $14.3 million, respectively.

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

Other income. Other income for the three and six months ended June 30, 2013 was $227,000 related to an arbitration proceeding which concluded in Q2 2013. There was no comparable activity in the prior periods.

Interest Expense Related to Convertible Debt - Following the May 25, 2012 modification of the debentures, which extended their due date, the debentures are no longer carried at amortized cost but are carried as hybrid financial instruments at fair value. As a result, the interest on these debentures subsequent to May 25, 2012 is reported as part of the Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments and is no longer separately reported as interest expense.

Net Income (Loss) - As a result of the above, during the three months ended June 30, 2013 and 2012, we experienced net loss of $30.4 million and net income of $124.1 million, respectively. During the six months ended June 30, 2013 and 2012, we experienced a net loss of $21.3 million and $41.4 million, respectively. This change resulted primarily from gains in the fair value of our hybrid and derivative instruments during the three months ended June 30, 2012 compared with losses for the three months ended June 30, 2013 and the six months ended June 30, 2013 and 2012.

Other Comprehensive Income – For the three months ended June 30, 2013 and 2012, other comprehensive losses were $223,000 and $8,000, respectively. For the six months ended June 30, 2013 and 2012, other comprehensive losses were $334,000 and $15,000, respectively. These losses were due to an accumulation of foreign currency transactions related to our subsidiary in Europe.

The table below highlights the results from operations outlined above. Significant period-over-period increases in revenue and operating income substantiate our operating strategy outlined above.

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)

Revenue	$1,667	$461	262%	$2,269	$1,187	91%

Operating income (loss)	514	(932)	155%	6	(1,767)	100%
Loss on extinguishment of debt	-	(27,479)	N/A	-	(27,479)	N/A
Gain/(loss) from change in fair value of hybrid financial instruments	(29,569)	36,773	-180%	(22,795)	5,603	-507%
Gain/(loss) from change in fair value of derivative liability - warrants	289	42,409	-99%	3,411	921	270%
Gain/(loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(1,849)	75,351	-102%	(2,149)	(14,298)	85%
Other income	227	-	N/A	227	-	N/A
Interest (expense) / income	16	(2,003)	-101%	16	(4,395)	-100%
Net Income (loss) available to common shareholders	$(30,372)	$124,119	-124%	$(21,284)	$(41,415)	49%

Liquidity and Capital Resources

As of June 30, 2013, we had $70,000 in cash and cash equivalents, a decrease of $541,000, compared with $611,000 as of December 31, 2012.

Cash used in operating activities decreased to $875,000 for the six months ended June 30, 2013, compared with $1,981,000 for the six months ended June 30, 2012, representing increased income due to our patent licensing activities and decreased operational expenses.

There was no cash provided by or used in investing activities during the six months ended June 30, 2013 as compared to $3,000 used during the prior period.

There was no cash provided by or used in financing activities during the six months ended June 30, 2013. Cash provided by financing activities during the six months ended June 30, 2012 was $2,075,000, reflecting gross proceeds of $2,200,000 from five debentures issued to YA Global, net of $125,000 in structuring and due diligence fees.

Conversions of our debentures into Common Stock have a positive effect on our future liquidity by reducing the amount we will have to repay. During the six months ended June 30, 2013, investors converted 24 shares of Series D Preferred Stock and $2,560,876 of principal and accrued interest on the convertible debentures. During the six months ended June 30, 2012, investors converted 246 shares of Series C Preferred Stock, 10,469 shares of Series D Preferred Stock, and $3,411,263 of principal and accrued interest on the convertible debentures. These conversions have reduced the carrying value of the Series C and D Preferred Stock and the associated derivative liabilities and the debentures payable carried at fair value, and as a result, have continued to strengthen our balance sheet.

Going Concern – We have historically incurred net losses from operations and we expect that we will continue to have negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Net (loss) for the six months ended June 30, 2013 and 2012, respectively, was $(21.3) million and $(41.4) million, of which $(21.5) million and $(35.3) million, respectively, were net losses related to our financing instruments. Our operating income was $5,800 for the six months ended June 30, 2013, and our operating loss was $(1.8) million for the six months ended June 30, 2012.

Net cash used by operations during the six months ended June 30, 2013 and 2012 was $(875,000) and $(2.0) million, respectively. At June 30, 2013, we have an accumulated deficit of $(287) million. We also have a working capital deficit of $(91.1) million, of which $(87.5) million is related to our financing instruments related to the fair value of warrants and those debentures that are recorded as hybrid financial instruments and the amortized cost carrying value of certain of our debentures and the fair value of the associated derivative liabilities.

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

The convertible debentures and preferred stock used to finance the Company, which may be converted into Common Stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During the three months ended June 30, 2013, there were 1,564,810,047 shares of Common Stock issued for these conversions. The Company cannot predict if and when each holder may or may not elect to convert into common shares.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements – As of June 30, 2013, our cash balance was $70,000. NeoMedia’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our Common Stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our Common Stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C Preferred Stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Critical Accounting Policies and Estimates

Other than the change in our revenue recognition policy as described in Note 8 to the financial statements, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

For the period ended June 30, 2013, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level, because of material weaknesses with respect to entity level controls over financial reporting, which we are in the process of remediating. Such weaknesses were:

•	Our senior management did not establish and maintain proper oversight as to internal control over financial reporting as of June 30, 2013. Specifically, our senior management was unable, due to time constraints, to completely address the control weaknesses brought to their attention through the audit process. The management of the Company continues to enhance internal controls within the time and resource constraints of the Company.

•	We, through our senior management, did not maintain formalized accounting policies and procedures as of June 30, 2013. As these policies are being implemented, they will provide guidance to accounting personnel in the proper treatment and recording of financial transactions, as well as proper internal controls over financial reporting.

•	Senior management did not consistently ensure that recurring and non-recurring journal entries were subject to proper review and approval prior to preparation of the resulting financial statements as of June 30, 2013. Although our review did not disclose any materially incorrect or improper entries, proper review and approval of all financial transactions should occur.

Changes in Internal Control over Financial Reporting

During the second quarter of 2013, senior management established and maintained proper oversight over financial reporting through the creation of certain accounting policies and procedures, including a formalized review process of recurring and non-recurring journals entries, to ensure that (1) accounting personnel received proper guidance regarding the treatment and recording of financial transactions and (2) senior management appropriately reviewed information prior to the preparation of financial statements.

While we consider our remediation efforts substantially complete, management believes the above material weaknesses remain until our new controls over financial reporting are operating effectively for an appropriate period of time.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, it is the opinion of management that the eventual resolution any ongoing legal actions is unlikely to have a material effect on our financial position or operating results.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996
3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	10.1	1/8/2010
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010
3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010
18.1	Preferability Letter dated August 1, 2013 from the Company’s Auditors, Stark Schenkein LLP regarding a change in the Company’s accounting policies related to revenue recognition	X
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101

Interactive data. The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

		X

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: August 5, 2013	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer, Chief Financial Officer and Principal Financial and Accounting Officer

Page 28