Form 10-Q
period 2013-09-30
NEOMEDIA TECHNOLOGIES INC
filed 2013-10-28
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of outstanding shares of the registrant’s Common Stock on October 28, 2013 was 4,984,827,279.

NeoMedia Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2013

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$157	$611
Trade accounts receivable	613	217
Prepaid expenses and other assets	132	120
Total current assets	902	948

Property and equipment, net	21	44
Goodwill	3,418	3,418
Proprietary software, net	-	99
Patents and other intangible assets, net	1,283	1,490
Other long term assets	-	40
Total assets	$5,624	$6,039

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$377	$506
Accrued expenses	534	399
Deferred revenue and customer prepayments	2,509	3,735
Notes payable	83	50
Deferred tax liability	706	706
Derivative financial instruments – warrants	184	3,687
Derivative financial instruments - Series C and D preferred stock and debentures payable	6,905	2,147
Debentures payable - carried at amortized cost	-	53
Debentures payable - carried at fair value	107,018	64,292
Total current liabilities	118,316	75,575

Commitments and contingencies	-	-

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,816 and 4,840 shares issued and outstanding, respectively, and a liquidation value of $4,816 and $4,480 at September 30, 2013 and December 31, 2012, respectively	4,816	4,840
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 shares issued and outstanding and a liquidation value of $348 at September 30, 2013 and December 31, 2012	348	348

Shareholders' deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 4,984,827,279 and 2,106,035,882 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4,985	2,106
Additional paid in capital	190,946	188,814
Accumulated deficit	(312,906)	(264,630)
Accumulated other comprehensive loss	(102)	(235)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders' deficit	(117,856)	(74,724)
Total liabilities and shareholders' deficit	$5,624	$6,039

Refer to Notes to Condensed Consolidated Financial Statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenue	$1,602	$680	$3,871	$1,867
Cost of revenues	300	639	600	667
Gross profit	1,302	41	3,271	1,200

Sales and marketing expenses	16	112	124	532
General and administrative expenses	723	313	2,245	2,226
Research and development costs	123	195	507	788
Other operating losses (gains)	-	-	(227)	-

Operating income (loss)	440	(579)	622	(2,346)

Impairment loss on cash surrender value of life insurance policy	-	(527)	-	(527)
Gain on derecognition of accrued expenses and purchase price guarantee	-	8,300	-	8,300
Gain (loss) on extinguishment of debt	53	-	53	(27,479)
Gain (loss) from change in fair value of hybrid financial instruments	(24,165)	6,353	(46,959)	11,958
Gain (loss) from change in fair value of derivative liability - warrants	92	4,897	3,503	5,818
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(2,620)	1,036	(4,769)	(13,262)
Interest income (expense)	-	(10)	16	(4,407)

Net income (loss)	(26,200)	19,470	(47,534)	(21,945)

Deemed dividends on convertible preferred stock	-	-	(16)	-

Deemed dividends on convertible debentures	(45)	-	(726)	-

Net income (loss) available to common shareholders	$(26,245)	$19,470	$(48,276)	$(21,945)

Comprehensive income (loss):
Net income (loss)	(26,200)	19,470	(47,534)	(21,945)
Other comprehensive gain (loss) - investment in GmbH and foreign currency adjustment	-	(3)	133	(18)

Comprehensive income (loss):	$(26,200)	$19,467	$(47,401)	$(21,963)

Net income (loss) per common share, basic and diluted:
Basic	$(0.005)	$0.013	$(0.013)	$(0.020)
Fully diluted	$(0.005)	$0.004	$(0.013)	$(0.020)

Weighted average number of common shares:
Basic	4,984,827,279	1,510,797,881	3,823,483,604	1,075,605,167
Fully diluted	4,984,827,279	8,475,377,392	3,823,483,604	1,075,605,167

Refer to Notes to Condensed Consolidated Financial Statements.

NeoMedia Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the nine months ended September 30,
	2013	2012

Cash Flows from Operating Activities:
Net income (loss)	$(47,534)	$(21,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	325	647
(Gain) loss on extinguishment of debt	(53)	27,479
Gain on derecognition of accrued expenses and purchase price guarantee	-	(8,300)
(Gain) loss from change in fair value of hybrid financial instruments	46,959	(11,958)
(Gain) loss from change in fair value of derivative liability - warrants	(3,503)	(5,818)
(Gain) loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	4,769	13,262
Interest expense related to convertible debt	-	4,407
Stock-based compensation expense	1	15
Impairment loss on cash surrender value of life insurance policy	-	527

Changes in operating assets and liabilities:
Trade accounts receivable	(386)	107
Prepaid expenses and other assets	59	(26)
Accounts payable and accrued expenses	52	(243)
Deferred revenue and customer prepayments	(1,225)	469
Net cash used in operating activities	(536)	(1,377)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	(5)
Net cash used in investing activities	-	(5)

Cash Flows from Financing Activities:
Borrowing under short-term notes payable	110	110
Payments on short-term notes payable	(27)	-
Borrowing under convertible debt instruments	-	2,500
Net cash provided by financing activities	83	2,610

Effect of exchange rate changes on cash	(1)	18

Net change in cash and cash equivalents	(454)	1,246

Cash and cash equivalents, beginning of period	611	30
Cash and cash equivalents, end of period	$157	$1,276

Supplemental cash flow information:
Non-cash financing activities:
Series C preferred stock converted to common stock	$24	$878
Series D preferred stock converted to common stock	-	2,342
Convertible debentures converted to common stock	4,233	13,825
Deemed dividend on Series C preferred stock issued	16	-
Deemed dividend on convertible debentures converted	726	-

Refer to Notes to Condensed Consolidated Financial Statements.

 NeoMedia Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2013
  (Unaudited)

Note 1 – General

Business –  NeoMedia Technologies, Inc., a Delaware corporation (“NeoMedia”, and also referred to herein as “us”, “we” and “our”), was founded in 1989 and is headquartered in Boulder, Colorado. We have pioneered 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. NeoMedia strives to harness the power of mobile devices in innovative ways with state-of-the-art mobile barcode services and technology. With this technology, mobile phones with cameras become barcode scanners, which enable a range of practical applications including mobile marketing, mobile commerce and advertising. We also offer barcode management services, reader solutions as well as licensing of our Intellectual Property (“IP”) portfolio.

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates our continuation as a going concern. Our net loss for the nine months ended September 30, 2013 and 2012 was $47.5 million and $21.9 million, respectively, including $48.2 million and $23.0 million, respectively, of net losses related to our financing instruments. Our operating income was $0.6 million for the nine months ended September 30, 2013, and our operating loss was $2.3 million for the nine months ended September 30, 2012.

Net cash used by operations during the nine months ended September 30, 2013 and 2012 was $0.5 million and $1.4 million, respectively. As of September 30, 2013, we have an accumulated deficit of $312.9 million. We also have a working capital deficit of $117.4 million, including $114.1 million in current liabilities for our derivative and debenture financing instruments.

As of September 30, 2013, we do not have sufficient authorized shares of common stock available for issuance to satisfy the conversion rights under certain outstanding convertible debenture and series of preferred stock.  If the holders of such debentures and preferred stock request the conversion of such holdings to common stock, we would be unable to respond to the request which would result in an event of default under such instruments.  Although we are making best efforts to pursue options to be able to honor the conversion rights of the debenture holders and preferred stock, we can provide no assurance that we will be successful with these efforts.

The items discussed above raise doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan; however, we believe that our revenues will reach such level and such additional financing will not be necessary. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During the three and nine months ended September 30, 2013, there were 75 million and 2,879 million shares of common stock issued for these conversions, respectively. We cannot predict if or when each holder may or may not elect to convert into common shares.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on April 1, 2013. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Basis of Presentation – The condensed consolidated financial statements include the accounts of NeoMedia Technologies, Inc. and its wholly-owned subsidiary. We operate as one reportable segment. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

Foreign Currency – Historically, the functional currency of NeoMedia Europe GmbH was the Euro, its local currency, and we recorded translation gains and losses associated with the conversion of the subsidiary financial statements to U.S. dollars in accumulated other comprehensive loss as a component of shareholders’ deficit. During the third quarter of 2013, we determined that changes in economic facts and circumstances indicated that the functional currency of NeoMedia Europe GmbH had changed from the Euro to the U.S. dollar.  The changes included, among other things, the termination of the hardware business and related sales activities that would allow the subsidiary to generate revenue independently in the local market or otherwise, and the completion of a repositioning of the subsidiary from a self-contained, revenue generating operation to a cost center focused primarily on research and development.  As a result of the change in functional currency, translation gains and losses associated with the conversion of the NeoMedia Europe GmbH financial statements will be prospectively recorded in our results from operations effective July 1, 2013.

Revenue Recognition – We derive revenues from the following primary sources: (1) license fees relating to intellectual property, and (2) software and service revenues related to mobile marketing barcode infrastructure management and development, barcode readers and internally developed software.

We recognized revenue when: (a) persuasive evidence of the sales arrangement exists, (b) the arrangement fee is fixed or determinable, (c) service delivery or performance has occurred, (d) customer acceptance has been received, if contractually required, and (e) collectability of the arrangement fee is probable. Revenue associated with licensing agreements primarily consists of non-refundable upfront license fees. Non-refundable upfront license fees received under license agreements, whereby continued performance or future obligations are considered inconsequential to the relevant license technology, are recognized as revenue upon delivery of the technology. We typically use signed contractual agreements as persuasive evidence of a sales arrangement.

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

Revisions to 2013 Interim Reporting – In connection with the completion of our third quarter 2013 reporting, we identified certain errors associated with our first and second quarter 2013 interim reporting. We assessed the impact of these errors and concluded that the errors did not result in a material misstatement.  To correct the errors, we have revised our nine months ended September 30, 2013 reporting as discussed below. Our assessment considered the guidance provided by Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality. Based on our conclusion that the errors were not material individually or in aggregate to any of the prior reporting periods, we determined amendments to previously filed financial statement reports were not required in accordance with the applicable ASC guidance. We also concluded that the revisions applicable to prior periods should be reflected herein and will be reflected in future filings containing such information.

The condensed consolidated statements of operations for the six months ended June 30, 2013 included a clerical error resulting in an understatement of general and administrative expenses of approximately $51,000.  The revised net loss for the six months ended June 30, 2013 was $21,335,000, and there was no material effect on the basic and fully diluted net loss per share of $0.007.  The previously reported condensed consolidated statements of operations for the three months ended March 31, 2013 and June 30, 2013 were properly stated.

As discussed in Note 4 – Financing, we are limited to issuing shares of common stock in connection with preferred stock and debenture conversions at no less than par value.  The methodology used to determine the number of common stock shares issued for debentures and preferred stock is based upon the market value received for the shares issued, and any short-fall between the par value of the shares issued and the market value of the shares is recorded as a deemed dividend.  During the three and six months ended June 30, 2013, the conversion of debentures and Series C Preferred Stock resulted in deemed dividends of $681,000 and $16,000, respectively, and the deemed dividend amounts were not reflected in the net loss available to common shareholders.  The revised net loss available to common shareholders reflecting the inclusion of the deemed dividends was $31,069,000 and $22,032,000 for the three and six months ended June 30, 2013, respectively. The revised net loss available to common shareholders for the six months ended June 30, 2013 includes the impact of the correction to the general and administrative expenses noted in the above paragraph.

The condensed consolidated balance sheet as of June 30, 2013 included certain errors in connection with our consolidation of NeoMedia Europe GmbH.  As a result of the errors, accounts payable and accrued expenses were understated by $163,000 and $38,000, respectively, as of June 30, 2013.  Additionally, the accumulated other comprehensive income (loss) reported within shareholders’ deficit reflected income of $99,000 but should have reflected a loss of $102,000.  The condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 reflected other comprehensive losses of $223,000 and $334,000, respectively, but should have reflected other comprehensive gains of $22,000 and $133,000, respectively.  The revised comprehensive losses for the three and six months ended June 30, 2013 were $30,350,000 and $21,202,000, respectively.  The revised comprehensive loss for the six months ended June 30, 2013 includes the impact of the correction to the general and administrative expenses noted in the above paragraph.

The condensed consolidated statements of cash flows for the three months ended March 31, 2013 overstated net cash used in operating activities and effect of exchange rate changes on cash by approximately $113,000.  The revised net cash used in operating activities was approximately $547,000 and the effect of exchange rate changes on cash was negative $2,000. The condensed consolidated statements of cash flows for the six months ended June 30, 2013 overstated net cash used in operating activities and effect of exchange rate changes on cash by approximately $334,000.  The revised net cash used in operating activities was approximately $541,000 and the effect of exchange rate changes on cash was $0.

Basic and Diluted Net Income (Loss) Per Common Share – The components of basic and diluted income (loss) per share attributable to NeoMedia Technologies, Inc. common stock shareholders were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) available to common shareholders	$(26,245)	$19,470	$(48,276)	$(21,945)
Effect of dilutive securities
Change in fair value of derivative liability Series C and D preferred stock and debentures	-	1,036	-	-
Change in fair value of derivative liability - warrants	-	4,897	-	-
Change in fair value of hybrid financial instruments	-	6,353	-	-
Interest expense on convertible debt	-	(10)	-	-
Numerator for diluted income (loss) per common share	$(26,245)	$31,746	$(48,276)	$(21,945)

Denominator
Weighted average shares used to compute basic income (loss) per common share	4,984,827,279	1,510,797,881	3,823,483,604	1,075,605,167
Effect of dilutive securities:
Derivative warrants	-	1,091,953,786	-	-
Convertible debentures	-	5,129,818,595	-	-
Convertible preferred stock	-	742,807,130	-	-
Denominator for diluted Income (loss) per common share	4,984,827,279	8,475,377,392	3,823,483,604	1,075,605,167

Basic income (loss) per common share	$(0.005)	$0.013	$(0.013)	$(0.020)
Diluted income (loss) per common share	$(0.005)	$0.004	$(0.013)	$(0.020)

We excluded 513,342,555 dilutive securities from the calculation of diluted income (loss) per common share for the three months and nine months ended September 30, 2013 because inclusion of these securities would be antidilutive.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The update improves the reporting of reclassifications out of accumulated other comprehensive income for certain transactions and is applied prospectively for periods beginning January 1, 2013. We do not anticipate that the accounting pronouncement will have a material impact on our consolidated financial statements in future periods.

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU is effective beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. We do not anticipate that the accounting pronouncement will have a material impact on our consolidated financial statements in future periods.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU is effective for periods beginning after December 15, 2013 and standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We do not anticipate that the accounting pronouncement will have a material impact on our consolidated financial statements in future periods.

From time to time, various other new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of any other recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

 Note 3 – Accrued Liabilities

Accrued liabilities consist of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(in thousands)
Accrued operating expenses	$223	$347
Accrued payroll related expenses	51	6
Accrued interest	-	19
Accrued legal fees	260	27
Total	$534	$399

Note 4 – Financing

At September 30, 2013, financial instruments arising from our financing transactions with YA Global Investments, L.P. (“YA Global”), an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of six consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

Secured Debentures – We had originally entered into financing transactions with YA Global, which included a series of twenty-seven secured convertible debentures issued between August 2006 and July 2012. Effective July 1, 2013, the terms of the debentures held by YA Global were modified to consolidate the principal and interest amounts outstanding under all of the outstanding secured convertible debentures previously issued by us to YA Global, such that, upon the issuance of the Consolidated Debentures and cancellation of the prior debentures, the amount of outstanding debentures issued to YA Global decreased from twenty-seven to six debentures. The maturity dates of these secured convertible debentures were also extended from August 1, 2014 to August 1, 2015.

The underlying agreements for each of the Consolidated Debentures are very similar in form. The Consolidated Debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership of the outstanding common stock, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets. The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements executed in connection with each of the 2010, 2011 and 2012 financings. The 2013 modification and consolidation of the outstanding secured convertible debentures as well as the execution of an Amended and Restated Patent Security Agreement in October 2013 reaffirmed the Pledged Property, Patent Collateral and other collateral pledged as security for our obligations to YA Global.

We evaluated the financing transactions in accordance with ASC 815, Derivatives and Hedging, and determined that the conversion features of the Series C and Series D preferred stock and the Consolidated Debentures were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The contracts have no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. Accordingly, either the embedded derivative instruments, including the conversion option, must be bifurcated and accounted for as derivative instrument liabilities or, as permitted by ASC 815-15-25-4, Recognition of Embedded Derivatives, the instruments may be carried in their entirety at fair value.

At inception, we elected to bifurcate the embedded derivatives related to the Series C and Series D preferred stock, while electing the fair value option for the Consolidated Debentures. ASC 825, Financial Instruments, allows us to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt.

The terms of the debentures held by YA Global prior to the consolidation were modified on May 25, 2012 to extend the stated maturity dates to August 1, 2013 and reduce the interest rates to 9.5% per year, with interest being payable on the maturity date in cash or, provided certain equity conditions are satisfied, in shares of our common stock at the applicable conversion price. Because the effect of the modifications exceeded a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures are considered to be retired and new debentures issued. The existing instruments were first adjusted to fair value as of May 25, 2012 using the interest rate and maturity date prior to the amendment. The fair value of the new instruments was then calculated using the modified interest rate and maturity date to determine the fair value of the instrument subsequent to the amendment. The differences in the fair values before and after the amendment were recorded as an extinguishment loss of approximately $27.5 million in the accompanying statements of operations for the nine months ended September 30, 2012.

On February 4, 2013, we entered into a Debenture Extension Agreement with YA Global to extend the maturity dates of the secured convertible debentures to August 1, 2014.   Because the effect of the extension did not exceed a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, extinguishment accounting was not applicable. On July 1, 2013, in addition to consolidating the secured debentures into six Consolidated Debentures, the maturity date was extended to August 1, 2015. Four of the Consolidated Debentures are non-interest bearing while the remaining two Consolidated Debentures accrue interest at 9.5% as outlined in further detail below. We evaluated the impact of the modification on the accounting for the Consolidated Debentures in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. Because the effect of the extension did not exceed a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, extinguishment accounting was not applicable.

Debentures assigned to other investors by YA Global were also modified effective July 1, 2013 to extend the maturity date to August 1, 2015 and revise the conversion price to the lower of $2.00 or 90% of the lowest volume-weighted average price for 125 days prior to the conversion.

The follwoing table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of September 30, 2013:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
				Anti- Dilution
Debenture	Face	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Price	Price	%	Period
	(in thousands)
2006	$2,263	9.5%	$2.00	$0.00018	90%	125 Days
2007	1,150	9.5%	$2.00	$0.00018	90%	125 Days
2008	1,216	9.5%	$2.00	$0.00018	90%	125 Days
2009	172	9.5%	$2.00	$0.00018	90%	125 Days
2011	864	9.5%	$2.00	$0.00018	90%	125 Days
2012	612	9.5%	$2.00	$0.00018	90%	125 Days
2013	22,344	9.5%	$2.00	$0.00018	90%	125 Days
2013	12,299	-	$2.00	$0.00019	95%	125 Days
Total	$40,920

We continue to bifurcate the compound embedded derivatives related to the Series C and Series D preferred stock and carry these financial instruments as liabilities in the accompanying balance sheet.  Election to carry the instruments at fair value in their entirety is not available since their terms have not been modified. Significant components of the compound embedded derivative include (i) the embedded conversion feature, (ii) down-round anti-dilution protection features and (iii) default, non-delivery and buy-in puts, all of which were combined into one compound instrument that is carried at fair value as a derivative liability. Changes in the fair value of the compound derivative liability are charged or credited to income each period.

Conversions and Repayments – Our preferred stock and convertible debentures are convertible into shares of our common stock. Upon conversion of any of the convertible financial instruments in which the compound embedded derivative is bifurcated, the carrying amount of the debt, including any unamortized premium or discount, and the related derivative instrument liability are credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. For instruments that are recorded in their entirety at the fair value of the hybrid instrument, the fair value of the hybrid instrument converted is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. Beginning in April 2013, the trading market price of our common stock (and the conversion price) was less than its par value. We are limited to issuing shares of common stock at no less than the par value, and all shares of our common stock issued in those conversions were issued at par value. However, the methodology used to estimate the number of shares of convertible debentures and preferred stock converted during this time are based upon the value received for the shares issued, with the difference between that value and the par value recorded as a deemed dividend.

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion.

	Preferred shares	Preferred shares	Preferred shares	Common shares
	issued	converted	remaining	issued
	(in thousands)

Series C Preferred Stock	22	17	5	314,619
Series D Preferred Stock	25	22	3	245,162

The outstanding principal and accrued interest for the debentures as of September 30, 2013 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding principal and accrued interest at September 30, 2013	Principal and accrued interest converted since inception	Common Shares issued
	(in thousands)

Debentures	$43,665	$11,747	4,403,415

As of September 30, 2013, we do not have sufficient authorized shares of common stock available for issuance to satisfy the conversion rights under certain outstanding convertible debenture and series of preferred stock.  If the holders of such debentures and preferred stock request the conversion of such holdings to common stock, we would be unable to respond to the request which would request in an event of default under such instruments.  Although we will pursue other options to increase the number of shares authorized for issuance in order to honor the conversion rights of the debentures and preferred stock, we can provide no assurance that we will be successful with these efforts.

Warrants – YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C and Series D preferred stock. The warrants are exercisable at a fixed exercise price which, from time to time, has been reduced due to anti-dilution provisions when we have entered into subsequent financing arrangements with a lower price. The exercise prices may be reset again in the future if we subsequently issue stock or enter into a financing arrangement with a lower price. In addition, upon each adjustment in the exercise price, the number of warrant shares issuable is adjusted to the number of shares determined by multiplying the warrant exercise price in effect prior to the adjustment by the number of warrant shares issuable prior to the adjustment divided by the warrant exercise price resulting from the adjustment.

The warrants issued to YA Global do not meet all of the established criteria for equity classification in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, and accordingly, are recorded as derivative liabilities at fair value. Changes in the fair value of the warrants are charged or credited to income each period.

Effective February 1, 2013, 1.4 billion of the 1.9 billion warrants held by YA Global were cancelled and the remaining 500 million had their exercise price reduced to $0.0001 per share. These changes resulted in a decrease in fair value of the warrants of approximately $1.6 million during the first quarter of 2013 as reflected in the gain (loss) from change in fair value of derivative liabilities-warrants.

Fair value disclosures for Series C and D Bifurcated Embedded Derivative Instruments – For financings in which the embedded derivative instruments are bifurcated and recorded separately, the compound embedded derivative instruments are valued using a Monte Carlo Simulation methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

The conversion price in each of the convertible debentures is subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the stated or variable conversion price of the debenture, the conversion price adjusts to that lower amount.

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of  September 30, 2013 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 1.84 years, equivalent volatility of 165%, equivalent interest rate of 8%, equivalent credit-risk adjusted rate of 6.31% and conversion price of $0.000194. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the common stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On September 30, 2013, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of September 30, 2013 and December 31, 2012.

September 30, 2013
	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,816	$4,816	$6,440	24,823,015
Series D Preferred Stock	348	348	465	1,794,330
Total	$5,164	$5,164	$6,905	26,617,345

December 31, 2012				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,840	$4,840	$-	$1,988	923,953
Series D Preferred Stock	348	348	-	143	66,457
Total	$5,188	$5,188	$-	$2,131	990,410

Debentures:
2006	$53	$53	$7	16	11,871

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of September 30, 2013 and December 31, 2012 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as Gain (loss) from change in fair value of derivative liability – Series C and Series D preferred stock and debentures in the accompanying consolidated statements of operations.

Gain (loss) from change in fair value of derivative liability – Series C and D Preferred Stock and debentures

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Series C Preferred Stock	$(2,473)	$918	$(4,462)	$(2,284)
Series D Preferred Stock	(178)	44	(322)	(1,302)

Debentures:
2006	31	74	15	(2,996)
2008	-	-	-	(1,350)
2009	-	-	-	(486)
2010	-	-	-	(34)
2011	-	-	-	(4,825)
2012	-	-	-	15
Gain (loss) from change in fair value of derivative liability	$(2,620)	$1,036	$(4,769)	$(13,262)

Hybrid Financial Instruments Carried at Fair Value  – At inception, the March 2007, August 2007, April 2008, May 2008 and April 2012 convertible debentures were recorded in their entirety at fair value as hybrid instruments in accordance with ASC 815-15-25-4 with subsequent changes in fair value charged or credited to income each period. As of May 25, 2012, we elected the fair value option for all other convertible debentures held by YA Global upon a re-measurement date that was triggered by significant modifications of the financial instruments.  The convertible debentures continued to be recorded in their entirety at fair value upon their consolidation into six Consolidated Debentures effective July 1, 2013.

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of September 30, 2013 included: (i) present value of future cash flows for the debentures using a risk adjusted interest rate of  9.50% or zero if the instrument is non-interest bearing, (ii) remaining term of 1.84 years, (iii) equivalent volatility of 165%, equivalent interest rate of 9.5% or zero for non-interest bearing debt, equivalent credit-risk adjusted rate of 6.31% and anti-dilution adjusted conversion prices ranging from $0.00018 - $0.00019.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of September 30, 2013 and December 31, 2012.

September 30, 2013			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$2,263	$7,858	17,386,106
2007	1,150	3,001	6,707,442
2008	1,216	5,234	11,511,771
2009	172	876	1,919,461
2011	864	2,557	5,687,898
2012	612	1,786	3,974,950
2013	34,643	85,706	191,799,671
Total	$40,920	$107,018	238,987,299

December 31, 2012			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$6,180	$14,758	5,196,283
2007	6,856	17,172	6,098,480
2008	6,468	15,492	5,487,497
2009	1,644	3,565	1,243,390
2010	3,806	7,178	2,512,724
2011	1,954	3,080	1,084,237
2012	1,979	3,047	1,073,527
Total	$28,887	$64,292	22,696,138

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as Gain (loss) from change in fair value of hybrid financial instruments in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain (loss) from change in fair value of hybrid financial instruments

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

2006	$11,069	$902	$5,754	$2,637
2007	19,420	1,994	13,929	1,005
2008	16,569	1,914	9,930	5,465
2009	2,672	477	1,391	912
2010	9,693	799	7,178	1,695
2011	635	155	42	666
2012	1,483	427	523	740
2013	(85,706)	-	(85,706)	-
	(24,165)	6,668	(46,959)	13,120
Less: Day-one loss from debenture financings	-	(315)	-	(1,162)
Gain (loss) from changes in fair value of hybrid instruments	$(24,165)	$6,353	$(46,959)	$11,958

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		September 30, 2013			December 31, 2012
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price	Warrants	Value	Price	Warrants	Value
		(in thousands)				(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	2017	0.000100	87,368	$33	0.00684	328,947	$709

Warrants issued with debentures:
2008	2015	0.000100	238,079	86	0.00684	896,382	1,691
2010	2015	0.000100	81,350	30	0.00684	306,287	571
2011	2016	0.000100	58,246	23	0.00684	219,298	453
2012	2017	0.000100	34,947	12	0.00684	131,579	263

Total			499,990	$184		1,882,493	$3,687

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of September 30, 2013 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 175% to 188%, and risk-free rates of return ranging from 0.02% to 0.63%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. As a result of the repricing on February 1, 2013, the exercise price of the warrants is currently $.0001.  The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as (Gain) loss from change in fair value of derivative liability - warrants in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain (loss) from change in fair value of derivative liability- warrants

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	$16	$847	$675	$795

Warrants issued with debentures:
2007	-	492	-	1,511
2008	44	2,107	1,605	2,657
2010	15	718	543	901
2011	11	565	431	566
2012	6	168	249	(612)
Total	$92	$4,897	$3,503	$5,818

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the nine months ended September 30, 2013:

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2012:	$2,147	$3,687	$64,292	$70,126

Fair value adjustments:
Compound embedded derivatives	4,768	-	-	4,768
Warrant derivatives	-	(3,503)	-	(3,503)
Hybrid instruments	-	-	46,959	46,959

Conversions:
Series C Preferred Stock	(10)	-	-	(10)
August 24, 2006 financing	-	-	(644)	(644)
December 29, 2006 financing	-	-	(503)	(503)
March 27, 2007 financing	-	-	(242)	(242)
April 11, 2008 financing	-	-	(71)	(71)
July 29, 2008 financing	-	-	(234)	(234)
October 18, 2008 financing	-	-	(23)	(23)
July 15, 2009 financing	-	-	(823)	(823)
August 14, 2009 financing	-	-	(475)	(475)
February 8, 2011 financing	-	-	(28)	(28)
April 13, 2011 financing	-	-	(199)	(199)
October 25, 2011 financing	-	-	(37)	(37)
December 8, 2011 financing	-	-	(217)	(217)
February 6, 2012 financing	-	-	(29)	(29)
March 26, 2012 financing	-	-	(141)	(141)
June 1, 2012 financing	-	-	(567)	(567)
Ending balance, September 30, 2013	$6,905	$184	$107,018	$114,107

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

Note 5 – Contingencies

From time to time, we are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, we believe the eventual resolution of any ongoing legal actions is unlikely to have a material effect on our financial position or operating results.

Note 6 – Stock-Based Compensation

Total stock-based compensation expense recorded in the statement of operations was $206 and $1,000 for the three months ended September 30, 2013 and 2012, respectively, and $992 and $15,000 for the nine months ended September 30, 2013 and 2012, respectively.

A summary of the transactions and status of our granted, vested and exercisable options during the nine months ended September 30, 2013 follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2012	1,340	$0.017	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(167)	-	-
Outstanding at September 30, 2013	1,173	$0.017	$-	7.9
Exercisable at September 30, 2013	903	$0.018	$-	7.8

The following table summarizes information about our stock options outstanding at September 30, 2013:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average Exercise		Average
Exercise Prices	Number of Shares	Life	Price	Number of Shares	Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.008	200	9.0	$0.008	40	$0.008
$0.014 - $0.017	884	7.8	0.015	774	0.016
$0.050	89	7.4	0.047	89	0.047
	1,173	7.9	0.017	903	0.018

Note 7 – Geographic Information

Revenue, classified by geographic location from which the revenue was originated, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States	$1,602	$598	$3,806	$1,759
Germany	-	82	65	108
Total revenue	$1,602	$680	$3,871	$1,867

Approximately $78,000 and $137,000 of total assets were located in Germany as of September 30, 2013 and December 31, 2012, respectively. All other assets were located in the U.S.

Note 8 – Subsequent Events

On October 11, 2013, we entered into a Debenture Redemption Agreement with YA Global. Under the agreement, we have the option to redeem outstanding amounts under the six secured convertible debentures issued by us and currently held by YA Global at a purchase price equal to 75% of the value of the amount being redeemed. The agreement may be terminated by either party upon 90 days’ written notice.

On October 25, 2013, we entered into an Amended and Restated Patent Security Agreement with YA Global.  Under the agreement, a security interest in our IP Collateral as defined in the agreement was granted to YA Global in connection with our obligations to YA Global.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pioneer in 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. We believe that our extensive intellectual property portfolio differentiates us from the competition. We strive to harness the power of mobile devices in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile devices with cameras become barcode scanners and this enables a range of practical applications including mobile marketing and advertising as well as mobile couponing. We offer barcode management and infrastructure solutions, barcode reader solutions and IP licensing.

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

NeoMedia has been active in, and strived to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio and lead the licensing of our IP, focusing on the US market but covering all markets in which we have patent coverage. In early 2013, we won an appeal for a key patent in our portfolio in the EU and believe this European Patent Office (“EPO”) win is key to the growth of our patent licensing business in Europe. We currently have IP agreements with over thirty companies. We are hopeful that our IP licensing activities will continue to generate new licensees through the remainder of 2013 and through 2014. We intend to continue to vigorously pursue or defend, as applicable, claims affecting the business interests and intellectual property of the Company including litigation activities, where appropriate. In addition, through our licensing program, several companies, including technology companies and brands, have agreed to cease and desist in their mobile barcode activities.

Our barcode management and infrastructure solution includes our barcode reader (NeoReader®), our enterprise grade code platform (NeoSphere™) and our self-service code creation platform (QodeScan™). Mobile barcodes continue to be an increasingly important engagement tool for brands and marketers and we continue to see interest from prospective customers from across the globe.

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

NeoReader has also experienced continued growth in the third quarter of 2013 compared to the prior year. With pre-install agreements with Sony Mobile and Samsung Electronics Italy, as well as being downloadable from the key “app stores” including Google Play™, Apple App Store™, Blackberry App World, Windows Marketplace, Nokia Store, Facebook and Amazon as well as via our own website, http://get.neoreader.com, our reader now has 40+ million installations. NeoReader is offered to consumers free of charge and we anticipate the growth in consumer utilization will continue and help encourage brand adoption of mobile barcodes. We added mobile advertising support to our NeoReader product as well as the opportunity to disable mobile ads, at an additional fee. NeoMedia also offers NeoReader SDK for enterprise opportunities and we have seen a significant increase in demand for NeoReader SDK, primarily from Asia and Europe. We believe we have the best decoding algorithms (speed and performance) in the industry, which differentiate our reader from the majority of solutions in the market.

As a result of our successes in our operating business, including our increasing revenues and stabilized costs, we have not had to take any additional outside funding since the Summer of 2012 and expect this to continue. In the third quarter of 2013, we generated, for the second consecutive quarter, what we deem to be meaningful operating income.

Results of Operations

We continue to focus on growing our patent licensing and barcode management and infrastructure business. During the nine months ended September 30, 2013 our operating income was $0.6 million as compared to an operating loss during the nine months ended September 30, 2012 of $2.3 million. The improvement in our operating results is due to an increase in 2D core and IP licensing revenue as well as a decline in cost of revenues as a percentage of revenue and lower operating expenses. Our net loss was $47.5 million and $21.9 million for the nine months ended September 30, 2013 and 2012, respectively. Our net loss includes gains and losses from the change in fair value of our hybrid financial instruments, warrants and debentures. We incur these gains and losses principally as a result of changes in the market value of our common stock as well as changes in the terms of the related securities, such as the maturity dates and nature of the look-back features. During the nine months ended September 30, 2013 and 2012, we reported total net losses on our hybrid financial instruments, warrants and debentures of $48.2 million and $23.0 million, respectively. Changes in the fair value of our derivative liabilities caused significant variability in our overall net losses during the periods presented.  Operationally, we focus on our income (loss) from operations in assessing our overall performance.

Income (Loss) from Operations

The following table sets forth financial information for our income (loss) from operations for each of the periods presented:

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)

Revenue	$1,602	$680	136%	$3,871	$1,867	107%
Cost of revenues	(300)	(639)	(53)%	(600)	(667)	(10)%
Gross profit	1,302	41	NM	3,271	1,200	173%
Sales and marketing	(16)	(112)	(86)%	(124)	(532)	(77)%
General and administrative	(723)	(313)	131%	(2,245)	(2,226)	1%
Research and development	(123)	(195)	(37)%	(507)	(788)	(36)%
Other operating	-	-	NM	227	-	NM
Operating income (loss)	$440	$(579)	NM	$622	$(2,346)	NM

NM – Information is not meaningful.

Revenue. Revenues for the three months ended September 30, 2013 and 2012 were $1,602,000 and $680,000, respectively, an increase of $922,000, or 136%. Revenues for the nine months ended September 30, 2013 and 2012 were $3,871,000 and $1,867,000, respectively, an increase of $2,004,000, or 107%. The increases in revenue are primarily attributable to new IP licensing revenue as well as an increase in revenue from our NeoReader SDK sales.

Cost of Revenues. Cost of revenues was $300,000 for the three months ended September 30, 2013 compared with $639,000 for the three months ended September 30, 2012, a decrease of $339,000, or 53%. Cost of revenues was $600,000 for the nine months ended September 30, 2013 compared with $667,000 for the nine months ended September 30, 2012, a decrease of $67,000 or 10%. Cost of revenues primarily relates to third party professional fees incurred in connection with the sale of our IP licenses.  Cost of revenues typically varies in a manner consistent with changes in our IP licenses revenue.  Cost of revenues in the prior year’s periods relative to revenue was unusually high due to the expensing of certain professional fees associated with revenue that was initially recorded as deferred.

Sales and Marketing. Sales and marketing expenses were $16,000 and $112,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $96,000, or 86%. Sales and marketing expenses were $124,000 and $532,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $408,000 or 77%. The decrease in sales and marketing expenses is due to cost containment efforts. We expect sales and marketing expenses will increase in future periods as we continue to develop and execute on our business goals.

General and Administrative. General and administrative expenses were $723,000 and $313,000 for the three months ended September 30, 2013 and 2012, respectively, an increase of $410,000, or 131%. General and administrative expenses were $2,245,000 and $2,226,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $19,000 or 1%. The prior year’s quarter general and administrative expenses were unusually low due to certain cost reduction activities during the period.  General and administrative expenses also increased during the third quarter of 2013 due to higher public company costs incurred in connection with our annual shareholder meeting as well as higher legal fees associated with certain arbitration activities.

Research and Development. Research and development expenses were $123,000 and $195,000 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $72,000, or 37%. Research and development expenses were $507,000 and $788,000 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $281,000 or 36%. Research and development expenses decreased as we focused our development efforts in our 2D Core services and subsequently launched our QodeScan self-service barcode management platform, resulting in a reduced requirement for ongoing development services.

Other Operating Losses (Gains). The $227,000 of other gains realized during the nine months ended September 30, 2013 related to an arbitration proceeding and settlement in our favor, which concluded during the three month period ended June 30, 2013. There was no similar activity in the other periods presented.

Other Income (Expenses)

The following table sets forth financial information for our other income (expenses) for each of the periods presented:

	Three months ended			Nine months ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)

Impairment loss on cash surrender value of life insurance policy	$-	$(527)	NM	$-	$(527)	NM
Gain on derecognition of accrued expenses and purchase price guarantee	-	8,300	NM	-	8,300	NM
Gain (loss) on extinguishment of debt	53	-	NM	53	(27,479)	NM
Gain (loss) from change in fair value of hybrid financial instruments	(24,165)	6,353	NM	(46,959)	11,958	NM
Gain (loss) from change in fair value of derivative liability - warrants	92	4,897	(98)%	3,503	5,818	(40)%
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	(2,620)	1,036	NM	(4,769)	(13,262)	64%
Interest (expense) / income	-	(10)	NM	16	(4,407)	NM
Total other income (expense)	$(26,640)	$20,049	NM	$(48,156)	$(19,599)	(146)%

NM – Information is not meaningful.

Impairment Loss On Cash Surrender Value of Life Insurance Policy. During the third quarter of 2012, we determined that we would be unable to collect the cash surrender value of a life insurance policy due to a dispute with the insurance company. Accordingly, we recorded a loss of $527,000 to impair the value of the policy as reflected in the results for the three and nine months ended September 30, 2012. There was no similar activity in the other periods presented.

Gain on Derecognition of Accrued Expenses and Purchase Price Guarantee. We determined during the third quarter of 2012 that certain accrued purchase price obligations and disputed expenses associated with a 2006 acquisition were no longer legally enforceable due to the expiration of the statutes of limitations. As a result, we de-recognized the liabilities, which resulted in a $8.3 million gain as reflected in the results for the three and nine month periods ended September 30, 2012. There was no similar activity in the other periods presented.

Gain (Loss) on Extinguishment of Debt. During the third quarter of 2013, we modified and consolidated our outstanding debentures resulting in a $53,000 gain on extinguishment.  During the second quarter of 2012, we modified our debt causing the existing debentures to be effectively retired and new debentures issued. The differences in the fair values of the debt before and after the modification resulted in an extinguishment loss of approximately $27.5 million as reflected in the nine months ended September 30, 2012.

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry certain of our debentures at fair value in accordance with the applicable accounting codification and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended September 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $24.2 million and a gain of $6.4 million, respectively. For the nine months ended September 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $47.0 million and a gain of $12.0 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended September 30, 2013 and 2012, the liability related to these instruments fluctuated, resulting in gains of $92,000 and $4.9 million, respectively. For the nine months ended September 30, 2013 and 2012, the liability related to warrants fluctuated resulting in gains of $3.5 million and $5.8 million, respectively.

Gain (Loss) from Change in Fair Value of Derivative Liabilities – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended September 30, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $2.6 million and a gain of $1.0 million, respectively. For the nine months ended September 30, 2013 and 2012, the liability related to the derivative instruments embedded in the Series C and D Preferred Stock and these debentures fluctuated, resulting in losses of $4.8 million and $13.3 million, respectively.

The changes in the fair values of our hybrid financial instruments and our derivative liabilities were primarily the result of fluctuations in the value of our common stock during the period as well as changes in the terms of the related security agreements. Because our common stock price has been volatile and because many of our derivative financial instruments include relatively low fixed conversion or exercise prices, it is possible that further fluctuations in the market price of our common stock could cause the fair value of these instruments to increase or decrease significantly in future periods. The fair values of these instruments are subject to volatility so long as the preferred stock, debentures and warrants are outstanding. These instruments will no longer be volatile upon their conversion or exercise into common stock.

Interest Expense Related to Convertible Debt. Following the May 25, 2012 modification of the debentures, which extended the due date, the debentures were no longer carried at amortized cost but are carried as hybrid financial instruments at fair value. As a result, the interest on these debentures subsequent to May 25, 2012 is reported as part of the Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments and is no longer separately reported as interest expense.

Other Comprehensive Income (Loss). For the three months ended September 30, 2013 and 2012, other comprehensive losses were $0 and $3,000, respectively. For the nine months ended September 30, 2013, other comprehensive gains were $133,000 as compared to other comprehensive losses of $18,000 for the nine months ended September 30, 2012.  The other comprehensive gains and losses were due to the impact of fluctuations in currency exchange rates associated with our translation of the NeoMedia Europe GmbH subsidiary financial statements from its local currency, the Euro, to U.S. dollars. As discussed above, we determined during the third quarter of 2013 that the functional currency of the foreign subsidiary changed to the U.S. dollar and as a result of the change in functional currency, translation gains and losses associated with the conversion of the NeoMedia Europe GmbH financial statements are recorded in our results from operations rather than through other comprehensive income (loss) effective July 1, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had $157,000 in cash and cash equivalents, a decrease of $454,000, compared with $611,000 as of December 31, 2012.

Cash used in operating activities was $536,000 for the nine months ended September 30, 2013 representing a significant improvement as compared to $1,377,000 for the nine months ended September 30, 2012. The improvement is primarily due to increased revenue from IP licensing and NeoReader SDK sales and from decreased operational expenses.

There was no cash provided by or used in investing activities during the nine months ended September 30, 2013 as compared to $5,000 of cash used during the same prior period.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $83,000 and reflects borrowings and repayments on a short-term notes payable in order to pay certain annual insurance premiums. Cash provided by financing activities during the nine months ended September 30, 2012 was $2.6 million, reflecting gross proceeds of $2,650,000 from six secured debentures issued to YA Global, net of $150,000 in structuring and due diligence fees as well as $110,000 associated with two bridge loans.

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Our net loss for the nine months ended September 30, 2013 and 2012 was $47.5 million and $21.9 million, respectively, including $48.2 million and $23.0 million, respectively, of net losses related to our financing instruments. Our operating income was $0.6 million for the nine months ended September 30, 2013, and our operating loss was $2.3 million for the nine months ended September 30, 2012.

Net cash used by operations during the nine months ended September 30, 2013 and 2012 was $0.5 million and $1.4 million, respectively. As of September 30, 2013, we have an accumulated deficit of $312.9 million. We also have a working capital deficit of $117.4 million, including $114.1 million in current liabilities for our derivative and debenture financing instruments.

As of September 30, 2013, we do not have sufficient authorized shares of common stock available for issuance to satisfy the conversion rights under certain outstanding convertible debenture and series of preferred stock.  If the holders of such debentures and preferred stock request the conversion of such holdings to common stock, we would be unable to respond to the request which would result in an event of default under such instruments.  Although we are making best efforts to pursue options to be able to honor the conversion rights of the debenture holders and preferred stock, we can provide no assurance that we will be successful with these efforts.

The items discussed above raise doubt about our ability to continue as a going concern.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan; however, we believe that our revenues will reach such level and such additional financing will not be necessary. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During the three and nine months ended September 30, 2013, there were 75 million and 2,879 million shares of common stock issued for these conversions, respectively. We cannot predict if or when each holder may or may not elect to convert into common shares.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Sources of Cash and Projected Cash Requirements – As of September 30, 2013, our cash balance was $157,000. NeoMedia’s past financing agreements with YA Global have certain ramifications that could affect future liquidity and business operations. For example, pursuant to the terms of the debenture agreements between us and YA Global, without YA Global’s consent we cannot (i) issue or sell any shares of our common stock or our preferred stock without consideration or for consideration per share less than the closing bid price immediately prior to its issuance, (ii) issue or sell any preferred stock, warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire our common stock for consideration per share less than the closing bid price immediately prior to its issuance, (iii) enter into any security instrument granting the holder a security interest in any of our assets or (iv) file any registration statements on Form S-8. In addition, pursuant to security agreements between us and YA Global, YA Global has a security interest in all of our assets. Such covenants could severely harm our ability to raise additional funds from sources other than YA Global, and would likely result in a higher cost of capital in the event we secured funding. Additionally, pursuant to the terms of the Investment Agreement between us and YA Global in connection with our Series C Preferred Stock, we cannot (i) enter into any debt arrangements in which we are the borrower, (ii) grant any security interest in any of our assets or (iii) grant any security below market price.

Critical Accounting Policies and Estimates

The significant accounting policies set forth in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, as updated by Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the quarterly reporting for the three and nine months ended September 30, 2013 and the evaluation of the disclosure controls and procedures, management concluded we have a material weakness related to our  internal control over financial reporting and specifically, a lack of sufficient internal control procedures over our external reporting sufficient to prevent the revisions to the 2013 interim reporting described in Note 2 – Summary of Significant Accounting Policies herein.  We assessed the impact of the errors and concluded that the errors did not result in a material misstatement.  To correct the errors, we revised the nine months ended September 30, 2013 reporting.

A material weakness is a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. While the identified material weakness did not result in a material misstatement to our condensed consolidated financial statements, these deficiencies could, if not remediated, result in a material misstatement of future reported financial statements.

Changes in Internal Control over Financial Reporting

During the second quarter of 2013, management established certain accounting policies and procedures to provide proper oversight for financial reporting, which included detailed reviews of the condensed consolidated balance sheets and statements of operations.  Management also established more formalized accounting policies and procedures to allow for the review of financial performance on a monthly basis and establish procedures to ensure proper treatment for recording financial transactions.  Management also established review procedures to ensure recurring and non-recurring journal entries were properly reviewed and approved prior to preparation of the financial statements.

The material weakness noted above related to the revisions to the 2013 interim reporting was identified subsequent to the quarter ended September 30, 2013.  In order to remediate the weakness, management has implemented additional controls and procedures subsequent to September 30, 2013 over the external reporting.  The additional review procedures include, but are not limited to, processes to ensure new and complex transactions are properly researched and accounted for under the SEC and ASC reporting requirements.

The remediation plan has been implemented; however, the material weakness will not be considered remediated until the additional review procedures have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the internal controls over financial reporting and other disclosure controls and procedures as of December 31, 2013. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management's remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, we believe the eventual resolution of any ongoing legal actions is unlikely to have a material impact on our financial position or operating results.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996
3.2	By-laws of the Company		8-K	3.2	12/21/2010
3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996
3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996
3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996
3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996
3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996
3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996
3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996
3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996
3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split	SB-2	3.14	11/25/1996
3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock	SB-2	3.15	11/25/1996
3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006	8-K	10.9	2/21/2006
3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010	8-K	3.1	1/11/2010
3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010	8-K	10.1	1/8/2010
3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010	8-K	3.3	1/11/2010
3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010	8-K	3.1	3/11/2010

3.18	Preferability Letter dated August 1, 2013 from the Company’s Auditors, Stark Schenkein LLP regarding a change in the Company’s accounting policies related to revenue recognition		10-Q	18.1	8/5/2013
3.19*	Employment Agreement by and between the Company and Laura Marriott dated August 30, 2013		8-K	10.1	8/30/2013
10.1	Reaffirmation and Ratification Agreement by and between the Company and YA Global Investments, L.P. dated September 16, 2013	X
10.2	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-42, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	X
10.3	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-43, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	X
10.4	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-44, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	X
10.5	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-45, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	X
10.6	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-46, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	X
10.7	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-47, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	X
10.8	Debenture Redemption Agreement, by and between the Company and YA Global Investments, L.P. dated October 11, 2013	X
10.9	Amended and Restated Patent Security Agreement, by and between the Company and YA Global Investments, L.P. dated October 25, 2013	X
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial and Principal Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
Interactive data. The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.
X

* Denotes management contract or compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated: October 28, 2013	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer, Chief Financial Officer and Principal Financial and Accounting Officer

Page 29