Form 10-K
period 2013-12-31
NEOMEDIA TECHNOLOGIES INC
filed 2014-03-17
CIK 1022701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21743

NeoMedia Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 Walnut Street, Suite 100, Boulder, CO 80302
(Address, including zip code, of principal executive offices)

303-546-7946
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Act:	None
Name of exchange on which registered:	None – Quoted on the OTC Markets (OTCQB)
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value per share

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
Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 was $2,945,890 based on the closing sale price for the registrant’s common stock as quoted on the OTC Markets. The number of outstanding shares of the registrant’s common stock on March 10, 2014 was 4,984,827,279.

Documents Incorporated By Reference: None

NeoMedia Technologies, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2013

NOTE ABOUT FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-K (this “Report”) contains “forward looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which may be subject to the “safe harbor” created by those sections. These forward looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward looking statements and you should not place undue reliance on our forward looking statements. These forward looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward looking statements, including, without limitation, the risks set forth in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). Except as required by law, we assume no obligation to update these forward looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

As used herein, “NeoMedia,” “Company,” “we,” “us,” “our,” and similar terms include NeoMedia Technologies, Inc., a Delaware corporation, and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. Business

Overview

NeoMedia, a Delaware corporation, was founded in 1989 and is headquartered in Boulder, Colorado. We have positioned ourselves to lead the development of 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. NeoMedia harnesses the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology solutions. With this technology, mobile devices with cameras become barcode scanners, and this enables a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio.

Products and Services

We provide a complete suite of mobile barcode solutions to customers around the globe.

2D Core – Our 2D Core products include NeoReader®, our barcode scanning application which is installed on mobile devices, NeoSphere™, our enterprise grade barcode management solution, and QodeScan™, our self service barcode management solution for small and medium businesses. We offer these services directly to clients as well as offer API and Software Development Kit (“SDK”) versions of these solutions for inclusion in enterprise solutions.

•	NeoReader – a barcode scanning application that transforms mobile devices into universal barcode readers, allowing users to scan all major barcode types, including QR, Datamatrix, Aztec, EAN, UPC, PDF417, Code 39, Code 128 and more. Users simply launch the NeoReader application on their mobile device, scan the barcode and are quickly linked either directly or indirectly through a resolution server to specific content. From there, the consumer can access real-time product or service information, download content, send a SMS, make a phone call, or complete a mobile commerce transaction. There is also a SDK available for NeoReader that allows the integration of NeoReader functionality into enterprise implementations.

•	NeoSphere and QodeScan – web-based solutions that support barcode creation and management and allow users (typically agencies, retailers and brands) to quickly develop, launch and manage a mobile barcode campaign by delivering three critical components:

o	Barcode creation tools

o	Campaign management tools

o	Reporting and analytics

We believe that NeoSphere and QodeScan afford marketers the ability to better monetize their marketing initiatives, providing the tools to effectively manage their barcode-based campaigns.

Solutions – Our value-added solutions enable full end-to-end mobile solutions allowing marketers and advertisers to deliver a highly targeted and personalized consumer experience – from start to finish. These include:

•	Consulting Services – clients are able to leverage our expertise and deep knowledge of the mobile barcode market to enhance the effectiveness of their mobile campaigns or even, have NeoMedia manage their QR campaigns from end-to-end.

•	Partner Solutions – we maintain partnerships with other mobile marketing organizations that allow us to incorporate additional solutions into our existing portfolio, including:

o	Mobile websites – creation of mobile-optimized web pages to ensure a consistent consumer experience, making brand engagement easy and enjoyable.

o	Applications – creation of applications for iPhone and Android environments.

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

Proprietary Technology

Many of the products we sell to our customers rely on hardware and software technologies provided to us by third parties under license. Certain of our products and services combine these third party technologies with technologies that are proprietary to us. Our proprietary technology may be protected by patent law, copyright law, trade secret law and other forms of intellectual property protection. Our proprietary technology includes technologies that enable us to automate a number of back-end functions and technologies that allow customers to order, change and manage their accounts easily without technical expertise. Some of our proprietary technologies are unique and may not be legally utilized without a license from us. Although we believe that our suite of proprietary technologies offer customers significant benefits, we do not believe that our proprietary technologies are sufficient to deter competitors from providing competing products and services.

Competition

We believe that we have positioned ourselves to compete as one of the leaders in the mobile barcode ecosystem. Our research indicates that the mobile barcode space is highly fragmented and there are a large number of providers offering similar solutions globally. Moreover, we believe we are well positioned due to our intellectual property, including many patents, on which our products and services are based. We expect that our intellectual property will serve as a competitive advantage as this market continues to mature.

Notwithstanding the foregoing, our market is highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those we offer. We believe that competition will continue to intensify and increase in the near future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Intellectual Property

We rely on a combination of laws (including patent, copyright, trademark, service mark and trade secret laws) and contractual restrictions to establish and protect our proprietary rights.  As of December 31, 2013, we owned a large number of patents (both awarded and pending) across both NeoMedia Technologies and NeoMedia Europe GmbH.  Our patents include IP in a number of different patent families and cover core concepts linking the physical world to the electronic world many of which form the foundation for the mobile barcode ecosystem.

During 2013, we established licensing agreements with over 25 companies including Skechers USA, Inc., The Kroger Co., The Wendy’s Company and more.  We are in discussions with other companies with regard to the licensing of our patents and our technology platforms.  However, there can be no guarantee that any of these discussions will result in future revenues.

We have an ongoing relationship with Global IP Law Group (“Global IP”) for our intellectual property monetization and enforcement activities.  Global IP assists us in seeking out potential licensees of our intellectual property portfolio and assists us in enforcing our patent rights, if required.

We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which the employees and contractors assign their rights in inventions to us.  We have also entered into nondisclosure agreements with our suppliers, distributors and some customers in order to limit access to and disclosure of our proprietary information.  Intellectual property laws, contractual arrangements, and the other steps we have taken to protect our intellectual property will assist in preventing others from infringing on our technologies or developing similar technologies.

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

We may be subject to claims that the technology we have used in our operations have infringed upon intellectual property rights held by others.  We will evaluate all such claims and, if necessary and appropriate, seek to obtain licenses for the use of such technology.  If we or our suppliers are unable to obtain licenses necessary to use intellectual property in our operations, we may be legally liable to the owner of such intellectual property.  Moreover, even in those instances in which we are justified in denying claims that we have infringed upon the intellectual property rights of others, we may nonetheless be forced to defend or settle legal actions taken against us relating to allegedly protected technology, and such legal actions may require us to expend substantial funds.  See Item 1A Risk Factors for additional discussion of these risks.

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

Some of our proprietary technology allows the storage of non-specific demographic data from users. NeoMedia maintains current privacy policies and End User License Agreements which can be accessed from our website at http://www.neom.com/privacy and http://www.neom.com/EULA which we believe are current with all best practices and guidelines in the United States.

Personnel

As of December 31, 2013, we had 18 personnel, including 5 in our office in Würsulen, Germany. We believe that our personnel relations are good. None of our personnel are represented by a labor union or bound by a collective bargaining agreement.

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

On March 26, 2013, the Board appointed Colonel Baer as Chief Financial Officer to replace Mr. Huitt.

Research and Development

We have incurred approximately $0.7 million and $1.0 million in research and development expenses during the years ended December 31, 2013 and 2012, respectively.

ITEM 1A. Risk Factors

You should carefully consider the following factors and all other information contained in this Report before you make any investment decisions with respect to our securities.

Risks Related to Our Business

We may be unable to continue as a going concern based on our historical performance, which has included losses, an accumulated deficit, and a working capital deficit. We may continue to generate losses and be unable to service our outstanding liabilities in the future.

We have historically incurred operating losses and may continue to do so in the future. We must develop new customer relationships and substantially increase our revenue derived from products, services and IP licensing. We have expended and intend to continue to expend resources to develop, improve and to market our products and services. A number of factors could increase our operating expenses, such as: adapting infrastructure and administrative resources to accommodate additional customers and future growth; developing products, distribution, marketing, and management for the broadest possible market; broadening customer technical support capabilities; developing additional indirect distribution partners; and, incurring legal fees and settlements associated with litigation and contingencies. To the extent that operating expenses are not offset by increases in revenues, we could incur operating losses and negative free cash flow.

There can be no assurance that our efforts to execute our business plan will be successful. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern. Our net loss for the year ended December 31, 2013 and 2012 was $214.1 million and $19.4 million, respectively, including $215.8 million and $21.7 million, respectively, of net losses related to our financing instruments. Our operating income was $1.0 million for 2013 as compared to an operating loss in 2012 of $5.5 million. Net cash used by operations during 2013 and 2012 was $0.4 million and $1.5 million, respectively. As of December 31, 2013, we have an accumulated deficit of $479.5 million. We also have a working capital deficit of $283.9 million, including $281.7 million in current liabilities for our derivative and debenture financing instruments.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next 12 months if we are unable to generate sufficient cash flows from operations. Our plan is to develop new customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan; however, we believe that our revenues will reach such level and such additional financing will not be necessary. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

In February 2014 as described in Note 11 – Subsequent Events, we initiated a merger with the intention to increase the quantity of authorized shares of common stock available for issuance to satisfy the conversion rights under certain outstanding convertible securities and avoid an event of default.  We can provide no assurance that the additional quantity of authorized shares will be sufficient to satisfy all future conversions of the outstanding convertible securities.  If we have insufficient authorized shares in the future due to security conversions or otherwise and are unable to respond to requests for conversion, we may be subject to an event of default under the terms of such instruments.

Our management and Board may be unable to execute their plans to grow our revenues and achieve continued profitability and positive cash flows, which could cause us to discontinue our operations. The risk associated with a possible discontinuance of the business could prevent us from attracting or retaining key personnel, which would have a material adverse effect on our business.

If our management and Board are unable to maintain and execute our plans, then we may fail to grow our revenues, manage costs and achieve continued profitability and positive cash flows, which may cause us to discontinue our operations.  The risks associated with the possible discontinuance of the business could further prevent us from attracting and retaining management and staff, which would have a material adverse effect on our business.

All of our assets are pledged to secure certain debt obligations.  If we fail to repay and/or otherwise satisfy the debt obligations, our assets could be seized and liquidated for the benefit of the debt holders.

The convertible debentures that were initially issued to YA Global are secured by all of our assets. The secured convertible debentures mature on August 1, 2015.  In the event we are unable to repay and/or otherwise satisfy the secured convertible debentures in accordance with the related agreements, our assets could be seized and liquidated for the benefit of the debt holders and result in the discontinuance of our business.

Our future profitability depends on the timely introduction of new and updated products and the acceptance of these new and updated products in the marketplace.

Rapid technological change and market development are typical for the industries we serve. Our future revenue and profitability will depend in large part on timely development and introduction of new and upgraded products that address evolving market requirements. If we fail to effectively launch new and innovative products or allow our current product offerings to become stale in our advancing industry, we may lose market share to our competitors. Any inability, for technological or other reasons, to successfully grow and upgrade our product portfolio could materially adversely affect our business.

Existing shareholders will experience significant dilution when certain investors, such as YA Global, convert their preferred stock to common stock, convert convertible debentures to common stock, or when the investors exercise their warrants for common stock.

The issuance of shares of common stock pursuant to the conversion of our Series C and D convertible preferred stock, the conversion of convertible debentures to common stock, or the exercise of warrants could result in a significant increase in the outstanding shares of common stock and will have a material dilutive impact on our shareholders. Additionally, our net earnings per share would decrease and the market price of our common stock per share would decline.

Our common stock is deemed to be “penny stock” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as defined in Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain requirements regarding penny stocks may reduce the potential market for our common stock by reducing the number of potential investors. The penny stock designation could make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.  These requirements reduce the potential market of investors in our stock and could cause the stock price to decline.  The potential market for “penny stocks” is further reduced by a Deposit Trust Company (“DTC”) “chill”, which prevents trading from occurring on the electronic trading system as further described below.

The DTC placed a “chill” on deposits of the Company’s common stock, which may negatively impact an investor’s ability to trade in our common shares.

In November 2011, the DTC placed a “chill” on deposits of our common stock and is not clearing or settling trades in our common stock through its electronic trading system. The “chill” does not affect our normal business operations. However, shareholders with internet brokerage accounts may not be able to trade in our common shares because the internet brokers clear and settle trades through the DTC.  We believe the “chill” may limit the ability of potential investors from purchasing our shares.

Due to the accounting treatment of the convertible preferred stock, warrants and convertible debenture instruments issued by us, our net income or loss may not be reflective of our operating performance and could have a material adverse impact on our market value.

During the years ended December 31, 2013 and 2012, we reported net losses of $214.1 million and $19.4 million respectively. The net losses resulted primarily from non-cash losses arising from the adjustment to value our derivative and debenture liabilities at fair value.  The loss adjustments are primarily due to modifications to the terms of the convertible debentures including the extension of the maturity date to August 2015. We adjust the value of these liabilities to reflect the estimated fair value at each balance sheet date. As a result, we could experience significant fluctuations in our reported net income or losses in future periods from financing related gains or losses incurred to record the liabilities at fair value. The financing related gains and losses incurred to record the liabilities at fair value have historically been significant and have resulted in net losses that are not reflective of the Company’s operating performance as reporting in operating income or loss.  The complexity associated the fair value calculations and sophistication required by investors to distinguish and understand our operating performance relative to the reported net income and losses may cause our financial statements to be difficult to comprehend, analyze, and assess.  As a result, the potential investor market for our common stock could be reduced resulting in a material adverse impact on our market value.

A majority of our assets are intangible assets, which will have little or no value if our operations do not generate current or future cash flow.

At December 31, 2013, a majority of our total assets were intangible assets, consisting primarily of rights related to our patents, other intellectual property, and goodwill arising from the excess of the purchase price over the fair value of tangible assets acquired in our purchase of NeoMedia Europe GmbH. If our results of operations do not generate sufficient cash flows in the future, the assets will have little or no value, which could lead to us recognizing impairment losses for such assets. This could materially adversely affect the value of our stock and the ability of our shareholders to recoup their investments in our stock.

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

Our market is highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those we offer. We believe that competition will continue to intensify and increase in the near future. Our target market is rapidly evolving and is subject to continuous technological change. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Some of the provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders by providing them with the opportunity to sell their shares at a premium to the then-current market price. On December 10, 1999, our Board adopted a shareholders’ rights plan and declared a non-taxable dividend of the right to acquire one-one hundredth of a share of our Series A Preferred Stock, par value $0.01 per share, on each outstanding share of our common stock to shareholders of record on December 20, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. The shareholders’ rights plan, or so-called “poison pill”, was adopted as an anti-takeover measure. The shareholders’ rights plan was designed to enable all shareholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover of us and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us. The shareholders’ rights plan was not adopted in response to any effort to acquire control of us at the time of adoption, however it may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us. Certain shareholders, who were our founders, Charles W. Fritz, William E. Fritz and The Fritz Family Limited Partnership and their holdings, were exempted from the triggering provisions of our shareholders’ rights plan, as a result of the fact that, as of the plan’s adoption, their holdings might have otherwise triggered the plan.

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

ITEM 2. Properties

As of December 31, 2013, we leased two office space facilities for our business purposes, our headquarters in Boulder, Colorado, and the property used for NeoMedia Europe GmbH’s office in Würselen, Germany. The Boulder, Colorado lease is an annual lease, of 1,354 square feet, expiring on March 31, 2014, with monthly payments of approximately $2,700. NeoMedia Europe GmbH operates from a facility in Würselen, Germany, where approximately 209 square meters, expiring on March 31, 2015, with a monthly rent of approximately $3,800.

In February 2014, we entered into an amended lease arrangement for NeoMedia Europe GmbH’s office lease.  Under the terms of the new arrangement, approximately 125 square meters are leased for a term to expire on March 31, 2015, with a monthly rent of approximately $2,400.

On February 19, 2014, we also entered into a new office lease agreement for our headquarters in Boulder, Colorado.  The agreement provides for a five year lease of 2,303 square feet expiring on March 31, 2019 with average monthly rent payments over the term of $5,690.  We intend to sublease certain areas of the property that will be unused by us.

ITEM 3. Legal Proceedings

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

ITEM 4. Mine Safety Disclosures

N/A

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets-OTCQB under the symbol “NEOM.”

The following table summarizes the high and low bid information of the Company’s common stock for the periods indicated.

	High	Low
2013:
Fourth quarter	$0.0018	$0.0002
Third quarter	$0.0007	$0.0001
Second quarter	$0.0015	$0.0003
First quarter	$0.0038	$0.0010
2012:
Fourth quarter	$0.0062	$0.0021
Third quarter	$0.0137	$0.0054
Second quarter	$0.0315	$0.0072
First quarter	$0.0560	$0.0075

The following table presents certain information with respect to our equity compensation plans as of December 31, 2013:

Number of
securities
remaining
available for
	Number of		future
	securities		issuance under
	to be issued		equity
	upon exercise		compensation
	of		plans
	outstanding	Weighted-average	(excluding
	options,	exercise price of	securities
	warrants and	outstanding options,	reflected in
	rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,173,000	$0.017	3,352,492

Equity compensation plans not approved by security holders	-	-	-

Total	1,173,000	$0.017	3,352,492

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has had no sales of unregistered securities during the quarter ended December 31, 2013.

Holders

On March 10, 2014, the closing price of our common stock as quoted on the OTC Market was $0.0006 per share and there were 544 shareholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

ITEM 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included in this Report. The information contained below includes statements of management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. For a discussion on forward looking statements, see the information set forth in the introductory note to this Report under the caption Note About Forward Looking Statements, which information is incorporated herein by reference.

Overview

NeoMedia has positioned itself to lead the world in mobile barcode technology and solutions that enable the mobile ecosystem. NeoMedia harnesses the power of the mobile device in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile devices with cameras become barcode scanners and this enables a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio.  We are focusing our activities primarily in the United States and Europe, although in other markets via partners or our self service products.

Our key focus areas are to: 1) maximize our patent portfolio through IP licensing monetization and enforcement, 2) provide service to enterprises, brands and retailers to maximize the reach of our barcode creation and reader solutions, and 3) partner with key mobile marketing entities to expand the depth of our offering to provide full end-to-end solutions for our customers.

NeoMedia has been active in, and strives to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio, focusing on the US market. In 2013, we closed twenty five IP agreements and remain hopeful that our IP licensing activities will continue to generate new agreements in 2014 and beyond. We intend to continue to vigorously pursue or defend, as applicable, claims affecting the business interests and intellectual property of the Company and filed eight lawsuits, in this regard, in 2013. In 2013, we have successfully caused approximately 10 companies in the United States to cease and desist their mobile barcode operations that infringed upon our IP rights and have settled seven of the lawsuits we initiated.

On the product side of our business, our barcode management solutions include our barcode reader (NeoReader) as well as our barcode creation solutions (NeoSphere and QodeScan). Mobile barcodes continue to be an increasingly important activation element for brands and marketers and we continue to see growth in terms of new customer additions and traffic across our network.

NeoMedia remains strong and consistent in its approach to market and we believe that we will continue to differentiate ourselves on the basis of our high quality product and service offerings, our responsive customer service and support organization, our customizable and full service solutions and our robust intellectual property portfolio.

NeoReader has experienced continued growth in 2013 particularly in enterprise implementations.  NeoReader continues to be pre-installed on Sony Mobile devices and is available for download from the key “app stores” including Apple App Store™, Google Play™, Nokia Ovi Store, BlackBerry App World™, Windows® Marketplace, Facebook and Amazon.  Our barcode reader now has approximately 50+ million installations world-wide.  Our reader is offered to consumers free of charge, leveraging an ad supported model, and we anticipate the growth in consumer utilization will continue as barcodes continue to be utilized for a wide variety of vertical applications.  We also offer NeoReader SDK for enterprise opportunities.  Our research suggests that we are one of the few providers in the global ecosystem to offer Aztec code support, in addition to QR, Data Matrix, Code 39, PDF417 and a variety of 1D symbologies.

In 2013, we launched QodeScan, our low cost self-service barcode creation product.  QodeScan is for those users who don’t have high scan volumes but would like the insight into analytics that a managed service provides.  In addition to QodeScan, we continue to offer our NeoSphere product intended for enterprises, agencies and other large volume users.  We have many Fortune 500 brands using our NeoSphere product in their global barcode operations.  Our QR creation services utilize an indirect methodology for our customer, which is also embodied in our intellectual property.

Legal costs continue to be high for us.  The costs to maintain our public company status, our IP licensing initiatives, satisfy our investor obligations as well as participate in an unexpected arbitration have catapulted our legal fees to approximately 30% of total operating expenses for us in 2013.  Unfortunately, this has meant that funds earmarked for sales and marketing investment were spent on legal fees.

NeoMedia continues to operate on a self-sufficient basis and has not taken funding since 2012.  We continue to support operations entirely from cash generated from our business and anticipate that we will continue to do so.  NeoMedia had record revenue in 2013 and record operating profit/income.  We believe that we will continue to see success from our business based on both the product and IP strategies we are deploying.

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

We consider the following accounting policies important in understanding our operating results and financial condition:

•	Intangible Asset Valuation – Assessing the valuation of intangible assets is subjective in nature and involves significant estimates and assumptions as well as management’s judgment. We periodically perform impairment tests on our long-lived assets, including our intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are testing for impairment by first comparing the estimated future undiscounted cash flows from a particular asset or asset group to the carrying value. If the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized. If the expected undiscounted cash flows are less than the carrying value, then an impairment charge is recorded for the difference between the carrying value and the expected discounted cash flows. The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes. As of December 31, 2013 and 2012, we do not believe any of our long-lived assets are impaired.

•	Goodwill – Our goodwill represents the excess of the purchase price paid for NeoMedia Europe GmbH over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. Goodwill is not amortized but is tested annually for impairment, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill is tested for impairment by comparing the carrying amount of the asset to its fair value, which is estimated through the use of a discounted cash flows model. If the carrying amount exceeds fair value, an impairment loss is recognized for the difference. As of December 31, 2013 and 2012, we determined there were no impairments of our goodwill.

•	Derivative Financial Instruments – We do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible preferred stock and convertible debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value. Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, and equivalent volatility and conversion/redemption privileges. The use of different assumptions could have a material effect on the estimated fair value amounts.

For our convertible debentures, we have elected not to separately account for the embedded conversion feature as a derivative instrument but to account for the entire hybrid instrument at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 815, Derivatives and Hedging. For our convertible preferred stock, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FASB ASC 815-40-05 and FASB ASC 815-40-15.

•	Financial Instruments and Concentration of Credit Risk – We believe the carrying values of our financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative financial instruments, other current liabilities, convertible preferred stock, and convertible debenture financings approximate their fair values due to their short-term nature, or because they are carried at fair value.

•	Revenue Recognition – We derive revenues from the following primary sources: (1) license fees relating to intellectual property, and (2) software and service revenues related to mobile marketing barcode management, barcode readers and custom developed software.

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

•	Multiple Element Transactions – From time to time, we enter into transactions involving multiple elements, such as customer agreements involving multiple patents. We account for multiple element transactions by first obtaining evidence of the estimated selling price of each element using vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price if neither VSOE nor TPE of selling price exists. Based on the determined selling price of each element of the transaction, the value of the single agreement is allocated to each deliverable based on each element's proportional value and accounted for as a separate unit of accounting. Multiple element transactions require the exercise of judgment in determining the estimated selling price of the different elements. The judgments could impact the amount of revenues and expenses recognized over the term of the contract, as well as the period in which they are recognized.

•	Contingencies – From time to time, we are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, we believe the eventual resolution of any ongoing legal actions is unlikely to have a material impact on our financial position or operating results. If the resolution of ongoing legal actions is not in our favor, our financial position and operating results could be materially adversely impacted.

•	Income Tax Valuation Allowance – Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a 100% valuation allowance at December 31, 2013 and 2012.

Results of Operations

Income (Loss) from Operations

The following table sets forth certain data derived from our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012

Revenues	$5,024	$2,344
Cost of revenues	(731)	(2,181)
Gross profit	4,293	163

Sales and marketing expenses	(286)	(1,100)
General and administrative expenses	(2,549)	(3,593)
Research and development costs	(717)	(951)
Other operating income	229	-

Income (loss) from operations	$970	$(5,481)

Revenues. Revenues for the years ended December 31, 2013 and 2012 were $5,024,000 and $2,344,000, respectively, an increase of $2,680,000, or 114%. The increases in revenues are primarily attributable to an increase in the quantity of new IP licensing agreements as well as an increase in revenue from our NeoReader SDK.

Cost of Revenues.  Cost of revenues was $731,000 for the year ended December 31, 2013 compared with $2,181,000 in the prior year, a decrease of $1,450,000 or 66%. Cost of revenues primarily relates to third party professional fees incurred in connection with the sale of our IP licenses.  Cost of revenues typically varies in a manner consistent with changes in our IP licenses revenues.  Cost of revenues in the prior year period relative to revenue was unusually high due to the expensing of additional legal fees associated with monetization of our patents.

Sales and Marketing.  Sales and marketing expenses were $286,000 and $1,100,000 for the years ended December 31, 2013 and 2012, respectively, a decrease of $814,000, or 74%. The decrease in sales and marketing expenses is due to cost containment efforts. We expect sales and marketing expenses will increase in future periods as we continue to develop and execute on our business goals.

General and Administrative.  General and administrative expenses were $2,549,000 and $3,593,000 for the years ended December 31, 2013 and 2012, respectively, a decrease of $1,044,000, or 29%. Costs declined due to continued efforts to contain expenses and identify improved efficiencies in performing the general and administrative functions of the Company.  The expense reductions are related to various items including lower personnel costs and lower service provider costs, such as accounting and legal related fees.

Research and Development.  Research and development expenses were $717,000 and $951,000 for the years ended December 31, 2013 and 2012, respectively, a decrease of $234,000, or 25%. Research and development expenses decreased as we focused our development efforts in our 2D Core services and subsequently launched our QodeScan self-service barcode management platform, resulting in a reduced requirement for ongoing development services.

Other Operating Income. The $229,000 of other operating income realized during the year ended December 31, 2013 primarily related to an arbitration proceeding and settlement in our favor, which concluded during the three months ended June 30, 2013. There was no similar activity in the prior year.

Other Income (Expense)

The following table sets forth certain data derived from our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012

Gain (loss) from change in fair value of hybrid financial instruments	$(197,392)	$11,926
Gain from change in fair value of derivative liability - warrants	3,003	11,347
Loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(21,469)	(13,035)
Gain (loss) on extinguishment of debt	53	(27,479)
Impairment loss on cash surrender value of life insurance policy	-	(527)
Gain on de-recognition of accrued expenses and purchase price guarantee	-	8,300
Interest income (expense), net	16	(4,437)

Total other expense	$(215,789)	$(13,905)

Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments. We carry our debentures at fair value in accordance with the applicable accounting codification and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For year ended December 31, 2013 and 2012, the liability related to these hybrid instruments fluctuated resulting in a loss of $197.4 million and a gain of $11.9 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

Gain from Change in Fair Value of Derivative Liability – Warrants. We account for our outstanding common stock warrants that were issued in connection with our preferred stock and debentures at fair value. For the years ended December 31, 2013 and 2012, the liability related to these instruments fluctuated, resulting in gains of $3.0 million and $11.3 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

Loss from Change in Fair Value of Derivative Liability – Series C and D Preferred Stock and Debentures. For our Series C and D Preferred Stock, and certain of our debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the year ended December 31, 2013 and 2012, the liability related to these hybrid instruments fluctuated, resulting in a loss of $21.5 million and $13.0 million, respectively. See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion.

The changes in the fair values of our hybrid and derivative financial instruments were primarily the result of fluctuations in the value of our common stock during the period as well as changes in the terms of the related financial instruments. Because our common stock price has been volatile and our hybrid and derivative financial instruments include variable discount conversion prices, further fluctuations in the market price of our common stock could cause the fair value of these instruments to be volatile and increase or decrease significantly in the future, resulting in future significant gains and losses from the change in the fair value of the instruments.

Impairment Loss On Cash Surrender Value of Life Insurance Policy. During the third quarter of 2012, we determined that we would be unable to collect the cash surrender value of a life insurance policy due to a dispute with the insurance company. Accordingly, we recorded a loss of $527,000 to impair the value of the policy as reflected in the results for the year ended December 31, 2012. There was no similar activity in 2013.

Gain on De-recognition of Accrued Expenses and Purchase Price Guarantee. We determined during the third quarter of 2012 that certain accrued purchase price obligations and disputed expenses associated with a 2006 acquisition were no longer legally enforceable due to the expiration of the statute of limitations. As a result, we de-recognized the liabilities, which resulted in an $8.3 million gain as reflected in the results for the year ended December 31, 2012. There was no similar activity in 2013.

Gain (Loss) on Extinguishment of Debt. During the year ended December 31, 2013, we modified and consolidated our outstanding debentures resulting in a $53,000 gain on extinguishment.  During the year ended December 31 2012, we modified our debt causing the existing debentures to be effectively retired and new debentures issued. The differences in the fair values of the debt before and after the modification resulted in an extinguishment loss of $27.5 million.

Interest Income (Expense), Net. Following the May 25, 2012 modification of the debentures, which extended the due date, the debentures are no longer carried at amortized cost but are carried as hybrid financial instruments at fair value. As a result, the interest on these debentures subsequent to May 25, 2012 is reported as part of the Gain (Loss) from Change in Fair Value of Hybrid Financial Instruments and is no longer separately reported as interest expense.  The $16,000 of net interest income reported for the year ended December 31, 2013 primarily relates to interest accrued on payments received in connection with an arbitration proceeding that settled in our favor during the year.

Other Comprehensive Income (Loss)

For the year ended December 31, 2013, other comprehensive gains were $133,000 as compared to other comprehensive losses of $56,000 for 2012.  The other comprehensive gains and losses were due to the impact of fluctuations in currency exchange rates associated with our translation of the NeoMedia Europe GmbH subsidiary financial statements from its local currency, the Euro, to U.S. dollars. We determined during the third quarter of 2013 that the functional currency of the foreign subsidiary changed to the U.S. dollar and as a result of the change in functional currency, translation gains and losses associated with the conversion of the NeoMedia Europe GmbH financial statements are recorded in our results from operations rather than through other comprehensive income (loss) effective July 1, 2013.

Income Tax Benefit

During the year ended December 31, 2013, we determined that a deferred tax liability previously estimated to be realized by NeoMedia Europe GmbH should be reduced to zero based on certain economic changes of the subsidiary during 2013.  The economic changes included, but were not limited to, the termination of its hardware business and related sales activities that allowed it to generate revenue independently in the local market or otherwise, and the completion of a repositioning of the subsidiary from a self-contained, revenue generating operation to a cost center primarily focused on research and development.  As a result of the change in estimate, we recorded an income tax benefit of $706,000 to reduce the deferred tax liability to zero.

Liquidity

	Year Ended December 31,
	2013	2012
	(in thousands)

Cash and cash equivalents	$267	$611

Net cash used in operating activities	$(399)	$(1,536)
Net cash provided by investing activities	-	123
Net cash provided by financing activities	56	2,050
Effect of exchange rate changes on cash	(1)	(56)
Net change in cash and cash equivalents	$(344)	$581

We funded our liquidity requirements in 2013 with existing cash resources.  During 2012, we funded our liquidity requirements through our existing cash resources and borrowings under our convertible debentures with YA Global. As of December 31, 2013, we had $267,000 in cash and cash equivalents.

Going Concern

While we have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan, the business has been operating on a self-sufficient basis.  However, there can be no assurance that our success in executing our business plan will continue. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net loss for the year ended December 31, 2013 and 2012 was $214.1 million and $19.4 million, respectively, including $215.8 million and $21.7 million, respectively, of net losses related to our financing instruments. The impact of our successful implementation strategy shows our operating income was $1.0 million for 2013 as compared to an operating loss in 2012 of $5.5 million.

Net cash used in operations during 2013 and 2012 was $0.4 million and $1.5 million, respectively. As of December 31, 2013, we have an accumulated deficit of $479.5 million. We also have a working capital deficit of $283.9 million, including $281.7 million in current liabilities for our derivative and debenture financing instruments.

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

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During 2013, there were 2,879 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into common shares.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Significant Liquidity Events

Financing Provided By YA Global. In 2012, all of our external financing was provided by YA Global. We received a gross total of $2.65 million from YA Global through the issuance of a series of six convertible debentures and common stock warrants. The debentures initially bore interest at 9.5% per annum and matured on August 1, 2014. We paid cash fees to YA Global from the proceeds of the secured convertible debentures and warrants of $150,000, resulting in net proceeds of $2.5 million. We also received two short-term loans, fully repaid within approximately 30 days of receipt, from YA Global totaling $112,000.  We also repaid in full the July 20, 2012 debenture of $450,000.

Since July 2012, we have not received any debenture based financing from YA Global.  We do not anticipate receiving additional financing in 2014. We believe our business plan will provide adequate cash flow to meet our operational requirements for the next twelve months.

At December 31, 2013, financial instruments arising from our financing transactions with YA Global, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of six consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.  The rights of the assignees of the YA Global holdings are bound by the terms of the financial instruments held by YA Global, and amendments to the terms of the financial instruments held by YA Global could also impact the terms of the financial securities held by the assignees.

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

See Note 4 within the Notes to Consolidated Financial Statements for additional detailed discussion on our financings.

Contractual Obligations

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

Recently Issued Accounting Standards

See Recent Accounting Pronouncements in Note 2 - Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements.

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

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to such financial statements, the Company has suffered recurring losses from operations, has significant working capital and shareholders’ deficits and may have ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ StarkSchenkein, LLP
Denver, CO
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NeoMedia Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of NeoMedia Technologies, Inc. (the “Company”), as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to such financial statements, the Company has suffered recurring losses from operations, has significant working capital and shareholder deficits and may have ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, FL
April 1, 2013

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$267	$611
Accounts receivable, less allowances of $0	295	217
Prepaid expenses and other current assets	107	120
Total current assets	669	948
Property and equipment, net	5	44
Goodwill	3,418	3,418
Proprietary software, net	-	99
Patents and other intangible assets, net	1,213	1,490
Other long-term assets	-	40
Total assets	$5,305	$6,039

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$236	$506
Accrued expenses	291	399
Deferred revenues and customer prepayments	2,252	3,735
Note payable	56	50
Deferred tax liability	-	706
Derivative financial instruments - warrants	684	3,687
Derivative financial instruments - Series C and D preferred stock and debentures payable	23,606	2,147
Debentures payable - carried at amortized cost	-	53
Debentures payable - carried at fair value	257,451	64,292
Total current liabilities	284,576	75,575

Commitments and contingencies

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,816 and 4,840 shares issued and outstanding, liquidation value of $4,816 and $4,840 as of December 31, 2013 and 2012, respectively	4,816	4,840
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 and 3,481 shares issued and outstanding, liquidation value of $348 and $348 as of December 31, 2013 and 2012, respectively	348	348

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 4,984,827,279 and 2,106,035,882 shares issued and outstanding as of December 31, 2013 and 2012, respectively	4,985	2,106
Additional paid-in capital	190,946	188,814
Accumulated deficit	(479,485)	(264,630)
Accumulated other comprehensive loss	(102)	(235)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(284,435)	(74,724)
Total liabilities and shareholders’ deficit	$5,305	$6,039

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012

Revenues	$5,024	$2,344
Cost of revenues	(731)	(2,181)
Gross profit	4,293	163

Operating expenses:
Sales and marketing expenses	(286)	(1,100)
General and administrative expenses	(2,549)	(3,593)
Research and development costs	(717)	(951)
Other operating income	229	-
Total operating expenses	(3,323)	(5,644)

Income (loss) from operations	970	(5,481)

Other income (expense):
Gain (loss) from change in fair value of hybrid financial instruments	(197,392)	11,926
Gain from change in fair value of derivative liability - warrants	3,003	11,347
Loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	(21,469)	(13,035)
Gain (loss) on extinguishment of debt	53	(27,479)
Impairment loss on cash surrender value of life insurance policy	-	(527)
Gain on derecognition of accrued expenses and purchase price guarantee	-	8,300
Interest income (expense), net	16	(4,437)
Total other expense	(215,789)	(13,905)

Net loss before taxes	(214,819)	(19,386)

Income tax benefit	706	-

Net loss	(214,113)	(19,386)

Deemed dividends on convertible preferred stock	(16)	-

Deemed dividends on convertible debentures	(726)	-

Net loss available to common shareholders	$(214,855)	$(19,386)

Comprehensive loss:
Net loss	$(214,113)	$(19,386)
Foreign currency translation adjustment	133	(56)

Comprehensive loss	$(213,980)	$(19,442)

Net loss per common share, basic and diluted:
Basic	$(0.05)	$(0.02)
Fully diluted	$(0.05)	$(0.02)

Weighted average number of common shares:
Basic	4,119,387,609	1,276,601,569
Fully diluted	4,119,387,609	1,276,601,569

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries`
Consolidated Statements of Shareholders’ Deficit
(In thousands, except share data)

	Common Stock					Treasury Stock
					Accumulated
			Additional Paid–in	Accumulated	Other Comprehensive			Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Deficit
Balance, December 31, 2011	541,984,111	$542	$170,006	$(245,244)	$(179)	2,012	$(779)	$(75,654)

Shares issued upon conversions of Series C preferred stock	34,168,248	34	844	-	-	-	-	878

Shares issued upon conversions of Series D preferred stock	142,457,436	143	2,199	-	-	-	-	2,342

Shares issued upon conversions of convertible debentures	1,387,426,087	1,387	15,751	-	-	-	-	17,138

Stock-based compensation expense	-	-	14	-	-	-	-	14

Comprehensive (loss – foreign currency translation adjustment	-	-	-	-	(56)	-	-	(56)

Net loss	-	-	-	(19,386)	-	-	-	(19,386)

Balance, December 31, 2012	2,106,035,882	2,106	188,814	(264,630)	(235)	2,012	(779)	(74,724)

Shares issued upon conversions of Series C preferred stock	41,237,113	41	10	-	-	-	-	51

Shares issued upon conversions of convertible debentures	2,837,554,284	2,838	2,121	-	-	-	-	4,959

Deemed dividend on Series C preferred stock	-	-	-	(16)	-	-	-	(16)

Deemed dividend on convertible debentures	-	-	-	(726)	-	-	-	(726)

Stock-based compensation expense	-	-	1	-	-	-	-	1

Comprehensive income – foreign currency translation adjustment	-	-	-	-	133	-	-	133

Net loss	-	-	-	(214,113)	-	-	-	(214,113)

Balance, December 31, 2013	4,984,827,279	$4,985	$190,946	$(479,485)	$(102)	2,012	$(779)	$(284,435)

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(214,113)	$(19,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	972
(Gain) loss on extinguishment of debt	(53)	27,479
(Gain) loss from change in fair value of hybrid financial instruments	197,392	(11,926)
Gain from change in fair value of derivative liability - warrants	(3,003)	(11,347)
Loss from change in fair value of derivative liability - Series C and D preferred stock and debentures	21,469	13,035
Deferred taxes	(706)	-
Stock-based compensation expense	1	14
Bad debt expense	-	457
Interest expense added to liabilities	-	4,406
Gain on derecognition of accrued expenses and purchase price guarantee	-	(8,300)
Impairment loss on cash surrender value of life insurance policy	-	527
Changes in operating assets and liabilities:
Accounts receivable	(68)	-
Prepaid expenses and other assets	84	63
Accounts payable and accrued liabilities	(331)	555
Deferred revenue and other current liabilities	(1,481)	1,915
Net cash used in operating activities	(399)	(1,536)

Cash Flows from Investing Activities:
Acquisition of property and equipment	-	(3)
Proceeds received from life insurance policy	-	126
Net cash provided by investing activities	-	123

Cash Flows from Financing Activities:
Payments on convertible debt instruments	-	(450)
Borrowings under convertible debentures	-	2,500
Borrowings under short-term notes payable	110	-
Payments on short-term notes payable	(54)	-
Net cash provided by financing activities	56	2,050

Effect of exchange rate changes on cash	(1)	(56)

Net change in cash and cash equivalents	(344)	581

Cash and cash equivalents, beginning of year	611	30
Cash and cash equivalents, end of year	$267	$611

Supplemental cash flow information:
Interest paid during the period	$5	$31
Series C preferred stock converted to common stock	$10	$878
Series D preferred stock converted to common stock	$-	$2,342
Convertible debentures converted to common stock	$4,233	$17,138
Deemed dividend on Series C preferred stock conversion	$16	$-
Deemed dividend on convertible debentures conversion	$726	$-

See accompanying notes.

NeoMedia Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2013

Note 1 – General

Business –  NeoMedia, a Delaware corporation, was founded in 1989 and is headquartered in Boulder, Colorado. We have positioned ourselves to lead the development of 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. NeoMedia harnesses the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology solutions. With this technology, mobile devices with cameras become barcode scanners, and this enables a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio.

Note 2 – Summary of Significant Accounting Policies

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). All normal adjustments considered necessary for a fair presentation have been included.

Basis of Presentation – The consolidated financial statements include the accounts of NeoMedia Technologies, Inc. and our wholly-owned subsidiaries (collectively herein referred to as “NeoMedia,” the “Company,” “we,” “us,” “our,” and similar terms). We operate as one reportable segment. All intercompany accounts, transactions and profits have been eliminated in consolidation.  Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year's presentation.

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

Going Concern – While we have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan, the business has been operating on a self-sufficient basis. However, there can be no assurance that our success in executing our business plan will continue. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net loss for the year ended December 31, 2013 and 2012 was $214.1 million and $19.4 million, respectively, including $215.8 million and $21.7 million, respectively, of net losses related to our financing instruments. The impact of our successful implementation strategy shows our operating income was $1.0 million for 2013 as compared to an operating loss in 2012 of $5.5 million.

Net cash used in operations during 2013 and 2012 was $0.4 million and $1.5 million, respectively. As of December 31, 2013, we have an accumulated deficit of $479.5 million. We also have a working capital deficit of $283.9 million, including $281.7 million in current liabilities for our derivative and debenture financing instruments.

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

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of common shares outstanding. During 2013, there were 2,879 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into common shares.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash and Cash Equivalents – Cash and cash equivalents include cash in financial institutions, which are highly liquid investment instruments with original maturities of less than 90 days.

Revenue Recognition – We derive revenues from the following primary sources: (1) license fees relating to intellectual property, and (2) software and service revenues related to mobile marketing barcode infrastructure management and development, barcode readers and custom developed software.

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

Deferred revenues and customer prepayments on our consolidated balance sheets primarily represents amounts invoiced or cash payments received in advance of our performance related to the underlying agreement.

Change in Accounting Policy – In early 2013, we expanded our business strategy related to the monetization of intellectual property rights and have been pursuing brand licenses with major corporations.  In connection with the strategy expansion, we reevaluated our revenue recognition accounting principles during the second quarter of 2013 and determined that the completed performance methodology for recognizing intellectual properly revenue was preferable to the historically used proportional performance methodology.  The completed performance methodology is further described above within the revenue recognition discussion. As part of this change in accounting principle, we conducted a quantitative analysis to determine the impact the accounting policy change would have had on our 2012 balance sheet and statement of operations.  The impact to our balance sheet as of December 31, 2012 would have been a decrease in each of the deferred revenues and customer prepayments, total current liabilities, and accumulated deficit of $208,000. The impact to our 2012 statement of operations would have been an increase in revenues and decrease in the net loss available to common shareholders of $208,000, and there would have been no impact on basic and diluted net loss per common share.  Based on the analysis, the impact was deemed immaterial to the overall financial statements.

Multiple Element Transactions – From time to time, we enter into transactions involving multiple elements, such as customer agreements involving multiple patents. We account for multiple element transactions by first obtaining evidence of the estimated selling price of each element using vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or management’s best estimate of selling price if neither VSOE nor TPE of selling price exists. Based on the determined selling price of each element of the transaction, the value of the single agreement is allocated to each deliverable based on each element's proportional value and accounted for as a separate unit of accounting. Multiple element transactions require the exercise of judgment in determining the estimated selling price of the different elements. The judgments could impact the amount of revenues and expenses recognized over the term of the contract, as well as the period in which they are recognized.

Basic and Diluted Loss Per Common Share – Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. During the years ended December 31, 2013 and 2012, we reported a net loss available to common shareholders and excluded all outstanding stock options, warrants and convertible instruments from the calculation of diluted net loss per common share because inclusion of these securities would have been anti-dilutive.

The following table reflects the outstanding stock options, warrants, convertible debt and convertible preferred securities as of December 31, 2013 and 2012, which have been excluded from the diluted loss per common share calculation because inclusion of the securities would be anti-dilutive:

	December 31,
	2013	2012

Stock options	1,173,020	1,340,000
Warrants	499,990,063	1,882,492,690
Convertible debt	234,287,861,850	22,696,138,542
Convertible preferred stock	26,617,345,361	990,409,508
	261,406,370,294	25,570,380,740

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

Fair-valued Financial Instruments – Fair value measurement within the financial statements is primarily reflected in the accounting for our Convertible Preferred Stock, Convertible Debentures and Warrants, where we determine the fair value of certain hybrid instruments carried at fair value, and certain derivative liabilities which are recorded at fair value. See additional details below and at Note 4 – Financing.

Derivative Financial Instruments – We do not use derivative financial instruments to hedge exposures to cash flow risks or market risks that may affect the fair values of our financial instruments. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible preferred stock and convertible debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value. Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, and equivalent volatility and conversion/redemption privileges. The use of different assumptions could have a material effect on the estimated fair value amounts.

For our convertible debentures, we have elected not to separately account for the embedded conversion feature as a derivative instrument but to account for the entire hybrid instrument at fair value in accordance with FASB ASC 815, Derivatives and Hedging. For our convertible preferred stock, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FASB ASC 815-40-05 and FASB ASC 815-40-15.

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

Our cash balances in the United States periodically exceed federally insured limits. We have not experienced any losses in such accounts. The cash balances maintained by our wholly owned subsidiary, NeoMedia Europe GmbH, are also maintained in financial institutions that provide deposit guarantees and are governed by local public law. Our policies limit the concentration of accounts receivable credit exposure by requiring the majority of customers to prepay their renewal licenses prior to initiating services.

Accounts Receivable – We report accounts receivable at net realizable value. Our terms of sale provide the basis for when accounts become delinquent or past due. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical collection experience and a review of the current status of accounts receivable.  We do not require collateral and to the extent credit is granted to our customers, all open accounts receivable beyond 90 days are evaluated for recovery.

Goodwill – Our goodwill represents the excess of the purchase price paid for NeoMedia Europe GmbH over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired. Goodwill is not amortized but is tested annually for impairment, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  Goodwill is tested for impairment by comparing the carrying amount of the asset to its fair value, which is estimated through the use of a discounted cash flows model. If the carrying amount exceeds fair value, an impairment loss is recognized for the difference.  As of December 31, 2013, we determined there were no impairments of our goodwill.

Intangible Assets – Intangible assets consist of patents, customer contracts, copyrighted material, acquired software products, and brand names. Intangible assets acquired as part of a business combination are recognized apart from goodwill if the intangible asset arises from contractual or other legal rights or the asset is capable of being separated from the acquired enterprise. Intangible assets are reviewed for impairment by comparing the carrying amount of the intangible asset to its fair value. If the carrying amount exceeds fair value, an impairment loss is recognized for the difference. Intangible assets are amortized, using the straight-line method, over the estimated period of benefit as noted below:

Capitalized patents	5 - 17 years
Customer contracts	5 years
Copyrighted materials	5 years
Acquired software products	7 years
Brand names	10 years

Evaluation of Long-Lived Assets – We periodically perform impairment tests on each of our long-lived assets, including capitalized patent costs, customer contracts, copyrighted materials, brand names, and capitalized and purchased software costs, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are testing for impairment by first comparing the estimated future undiscounted cash flows from a particular asset or asset group to the carrying value.  If the expected undiscounted cash flows are greater than the carrying value, no impairment is recognized. If the expected undiscounted cash flows are less than the carrying value, then an impairment charge is recorded for the difference between the carrying value and the expected discounted cash flows. The assumptions used in developing expected cash flow estimates are similar to those used in developing other information used by us for budgeting and other forecasting purposes. In instances where a range of potential future cash flows is possible, we use a probability-weighted approach to weigh the likelihood of those possible outcomes.

As of December 31, 2013 and 2012, we do not believe any of our long-lived assets are impaired.

Property and Equipment – Property and equipment, including software, are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as noted below:

Furniture and fixtures	3 - 7 years
Equipment	2 - 5 years

Research and Development – Costs associated with the planning and design phase of software development, including coding and testing activities, and related overhead, necessary to establish technological feasibility of our internally-developed software products, are classified as research and development and are expensed as incurred.

Stock-Based Compensation – We record the grant date fair value of stock-based compensation awards as an expense using a straight-line attribution method over the vesting period of the related stock options. In order to determine the fair value of the stock options on the date of grant, we use the Black-Scholes-Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, forfeiture and option life, risk-free interest rate and dividend yield. Although the risk-free interest rates and dividend yield are less subjective assumptions based on factual data derived from public sources, the expected stock-price volatility, forfeiture rate and option life assumptions require a greater level of judgment. We use an expected stock-price volatility assumption that is based on historical volatilities of our common stock and estimate the forfeiture rate and option life based on historical data related to prior option grants.

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

Income Taxes – Deferred tax liabilities and assets reflect the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded full valuation allowance as of December 31, 2013 and 2012.

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

Note 3 – Capital Stock

Common Stock – Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have a cumulative voting right.  Upon a  liquidation, dissolution, or winding up event, holders of common stock would be entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Shares of common stock that have been repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans. Treasury stock is recorded at cost.

Preferred Stock – We are authorized to issue 25 million shares of preferred stock with a par value $0.01 per share. Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as our Board of Directors deems appropriate. The issuance of preferred stock could have the effect of delaying, deferring, or preventing a change in control of our company without further action by our shareholders, and may adversely affect the voting and other rights of the holders of our common stock. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

Series A Preferred Stock – In December 1999, 200,000 shares of Series A Preferred Stock with a par value of $0.01 per share were authorized for issuance. The Series A Preferred Stock has the following rights:

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

If accrued mandatory dividends associated with Series A Preferred stock are unpaid, we may not declare or pay dividends or distributions on, or redeem, repurchase or reacquire, shares of any class or series of junior or parity stock.

The Series A Preferred Stock was created in connection with our shareholders rights plan and as of December 31, 2013 and 2012, there were no issued or outstanding shares of Series A Preferred Stock.

Series A Convertible Preferred Stock – In June 2001, 47,511 shares of Series A Convertible Preferred Stock with a $0.01 par value per share were authorized for issuance. The Series A Convertible Preferred Stock has the following rights:

•
Series A Convertible Preferred Stock is convertible into shares of common stock at a one-to-one ratio, which was proportionally adjusted to a one-to-one hundred ratio pursuant to a reverse stock split in 2011, and which is subject to proportional adjustment in the event of further stock splits or combinations, and dividends or distributions of shares of common stock. At the option of the holder, shares are subject to automatic conversion as determined in each agreement relating to the purchase of shares of Series A Convertible Preferred Stock;

•
Each share of Series A Convertible Preferred Stock is entitled to receive a liquidation preference equal to the original purchase price of such share in the event of liquidation, dissolution, or winding up;

•
Upon merger or consolidation, or the sale, lease or other conveyance of all or substantially all of our assets, shares of Series A Convertible Preferred are automatically convertible into the number of shares of stock or other securities or property (including cash) to which the common stock into which it is convertible would have been entitled; and

•	Shares of Series A Convertible Preferred Stock are entitled to one vote per share of such stock, and vote together with holders of common stock.

As of December 31, 2013 and 2012, there were no shares of Series A Convertible Preferred Stock issued or outstanding.

Series B Convertible Redeemable Preferred Stock – In January 2002, 100,000 shares of Series B 12% Convertible Redeemable Preferred Stock with a par value of $0.01 per share were authorized for issuance. The Series B Convertible Redeemable Preferred Stock has the following rights:

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
•
To the extent not redeemed on the first anniversary of issuance, Series B Preferred is automatically convertible into the then existing general class of common stock on the first anniversary of issuance at a price equal to $16.20 divided by the greater of $20.00 or the lowest publicly-sold share price during the 90 day period preceding the conversion date, but in no event more than 19.9% of our outstanding capital stock as of the date immediately prior to conversion;

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

As of December 31, 2013 and 2012, there were no shares of Series B Convertible Redeemable Preferred Stock issued or outstanding.

Series C Convertible Preferred Stock – In February 2006, 27,000 shares of Series C Convertible Preferred Stock with a par value of $0.01 per share were authorized for issuance.  The Series C Convertible Preferred Stock has the following rights:

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

As of December 31, 2013 and 2012, there were 4,816 shares and 4,840 shares of Series C Convertible Preferred Stock issued and outstanding, respectively. The holders of our outstanding shares are limited by the certificate of designation and by the contractual provisions of the related Securities Purchase Agreements under which the Series C Convertible Preferred Stock was issued and other related transaction documents from beneficial control of more than 9.99% of our voting securities. Therefore, unless the holder waives this limitation upon 61 days’ notice to us, the holders may not exercise all the voting rights otherwise described in the certificate of designation of these securities (see Note 4 – Financing).

Series D Convertible Preferred Stock –  In January 2010, 25,000 shares of Series D Convertible Preferred Stock with a par value of $0.01 per share was authorized for issuance. The Series D Convertible Preferred Stock has the following rights:

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

 As of December 31, 2013 and 2012, 3,481 shares of Series D preferred stock were issued and outstanding.

Shareholder Rights Plan – On December 10, 1999, our Board of Directors adopted a shareholder rights plan and declared a non-taxable dividend that provides shareholders with the right to acquire one-one hundredth of a share of our Series A Preferred Stock for each outstanding share of our common stock to shareholders of record on December 20, 1999 and each share of common stock issued thereafter until a pre-defined hostile takeover date. As further defined in detail within the shareholder rights plan, the rights generally will be exercisable only if (1) an Acquiring Person or Adverse Person acquires beneficial ownership equal to or greater than 25% or 15%, respectively, or (2) commences a tender offer upon consummation of which the Acquiring Person or Adverse Person would have beneficial ownership equal to or greater than 25% or 15%, respectively. The shareholder rights plan was designed to enable all shareholders not engaged in a hostile takeover attempt to receive fair and equal treatment in any proposed takeover and to guard against partial or two-tiered tender offers, open market accumulations, and other hostile tactics to gain control of us. This shareholder rights plan may have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition or a change in control.

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

Note 4 – Financing

At December 31, 2013, financial instruments arising from our financing transactions with YA Global Investments, L.P. (“YA Global”), an accredited investor, included shares of our Series C preferred stock issued in February 2006, Series D preferred stock issued in January 2010, a series of six consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

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

The underlying agreements for each of the Consolidated Debentures are very similar in form. The Consolidated Debentures are convertible into our common stock, at the option of the holder, at the lower of a fixed conversion price per share or a percentage of the lowest volume-weighted average price (“VWAP”) for a specified number of days prior to the conversion (the “look-back period”). The conversion is limited such that the holder cannot exceed 9.99% ownership of the outstanding common stock, unless the holder waives their right to such limitation. All of the debentures are secured according to the terms of a Security Pledge Agreement dated August 23, 2006, which was entered into in connection with the first convertible debenture issued to YA Global and which provides YA Global with a security interest in substantially all of our assets. The debentures are also secured by a Patent Security Agreement dated July 29, 2008. On August 13, 2010, our wholly owned subsidiary, NeoMedia Europe GmbH, became a guarantor of all outstanding financing transactions between us and YA Global, through pledges of their intellectual property and other movable assets. As security for our obligations to YA Global, all of our Pledged Property, Patent Collateral and other collateral is affirmed through the several successive Ratification Agreements executed in connection with each of the 2010, 2011 and 2012 financings. The 2013 modification and consolidation of the outstanding secured convertible debentures as well as the execution of an Amended and Restated Patent Security Agreement in 2013 reaffirmed the Pledged Property, Patent Collateral and other collateral pledged as security for our obligations to YA Global.

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

The terms of the debentures held by YA Global prior to the consolidation were modified on May 25, 2012 to extend the stated maturity dates to August 1, 2013 and reduce the interest rates to 9.5% per year, with interest being payable on the maturity date in cash or, provided certain equity conditions are satisfied, in shares of our common stock at the applicable conversion price. Because the effect of the modifications exceeded a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, the modifications of the amounts due under these arrangements were accounted for as extinguishments, whereby the existing debentures are considered to be retired and new debentures issued. The existing instruments were first adjusted to fair value as of May 25, 2012 using the interest rate and maturity date prior to the amendment. The fair value of the new instruments was then calculated using the modified interest rate and maturity date to determine the fair value of the instrument subsequent to the amendment. The differences in the fair values before and after the amendment were recorded as an extinguishment loss of approximately $27.5 million in the accompanying statements of operations for the year ended December 31, 2012.

On February 4, 2013, we entered into a Debenture Extension Agreement with YA Global to extend the maturity dates of the secured convertible debentures to August 1, 2014.   Because the effect of the extension did not exceed a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, extinguishment accounting was not applicable. On July 1, 2013, in addition to consolidating the secured debentures into six Consolidated Debentures, the maturity date was extended to August 1, 2015. Four of the Consolidated Debentures are non-interest bearing while the remaining two Consolidated Debentures accrue interest at 9.5% as outlined in further detail below. Debentures assigned to other investors by YA Global were also modified effective July 1, 2013 to extend the maturity date to August 1, 2015. We evaluated the impact of the modification on the accounting for the Consolidated Debentures in accordance with ASC 470-50-40-6 through 12 to determine whether extinguishment accounting was appropriate. Because the effect of the extension did not exceed a significance threshold relative to cash flows prescribed by ASC 470-50, Debt Modifications and Extinguishments, extinguishment accounting was not applicable.

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of December 31, 2013:

				Conversion Price – Lower of Fixed Price or Percentage of VWAP for Look-back period
				Anti- Dilution
Debenture	Face	Interest	Fixed	Adjusted		Look-back
Issuance Year	Amount	Rate	Price	Price	%	Period
	(in thousands)
2006	$1,962	9.5%	$2.00	$0.00018	90%	125 Days
2007	567	9.5%	$2.00	$0.00018	90%	125 Days
2007	272	-	$2.00	$0.00019	95%	125 Days
2008	1,217	9.5%	$2.00	$0.00018	90%	125 Days
2008	830	-	$2.00	$0.00019	95%	125 Days
2009	134	9.5%	$2.00	$0.00018	90%	125 Days
2011	852	9.5%	$2.00	$0.00018	90%	125 Days
2012	762	9.5%	$2.00	$0.00018	90%	125 Days
2012	210	-	$2.00	$0.00019	95%	125 Days
2013	22,084	9.5%	$2.00	$0.00018	90%	125 Days
2013	12,127	-	$2.00	$0.00019	95%	125 Days
Total	$41,017

We bifurcate the compound embedded derivatives related to the Series C and Series D preferred stock and carry these financial instruments as liabilities in the accompanying balance sheet.  Election to carry the instruments at fair value in their entirety is not available since their terms have not been modified. Significant components of the compound embedded derivative include (i) the embedded conversion feature, (ii) down-round anti-dilution protection features and (iii) default, non-delivery and buy-in puts, all of which were combined into one compound instrument that is carried at fair value as a derivative liability. Changes in the fair value of the compound derivative liability are recorded within income each period.

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

The outstanding principal and accrued interest for the debentures as of December 31, 2013 is reflected in the following table in addition to the principal and interest converted since inception and the number of common shares issued upon conversion.

	Outstanding principal and accrued interest at December 31, 2013	Principal and accrued interest converted since inception	Common Shares issued
	(in thousands)
Debentures	$42,811	$11,747	4,403,415

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

Effective February 1, 2013, 1.4 billion of the 1.9 billion warrants held by YA Global were cancelled and the remaining 500 million had their exercise price reduced to $0.0001 per share. These changes resulted in a decrease in fair value of the warrants of approximately $1.6 million during the first quarter of 2013 as reflected in the Gain  from change in fair value of derivative liabilities - warrants.

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

The assumptions included in the calculations are highly subjective and subject to interpretation. Assumptions used as of  December 31, 2013 included exercise estimates/behaviors and the following other significant estimates: (i) Preferred Stock: remaining term of 1.59 years, equivalent volatility range of 203% to 206%, stated dividend of 8%, equivalent credit-risk adjusted rate of 13.0% and conversion price of $0.000194. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Due to the variability of the conversion prices, fluctuations in the trading market price of our common stock may result in significant variations to the calculated conversion price. For each debenture, we analyze the ratio of the conversion price (as calculated based on the percentage of VWAP for the appropriate look-back period) to the trading market price for a period of time equal to the term of the debenture to determine the average ratio for the term of the note. Each quarter, the ratio in effect on the date of the valuation is compared with the average ratio over the term of the debenture to determine if the calculated conversion price is representative of past trends or if it is considered unrepresentative due to a large fluctuation in the common stock price over a short period of time. If the calculated conversion price results in a ratio that deviates significantly from the average ratio over the term of the agreement, the average ratio of the conversion price to the trading market price is then multiplied by the current trading market price to determine the variable conversion price for use in the fair value calculations. This variable conversion price is then compared with the fixed conversion price and, as required by the terms of the debentures, the lower of the two amounts is used as the conversion price in the Monte Carlo Simulation model used for valuation purposes. On December 31, 2013, the fixed conversion price for each of the debentures was equal to or higher than the calculated variable conversion price. Accordingly, the variable conversion price was used in the Monte Carlo Simulation model. This analysis is performed each quarter to determine if the calculated conversion price is reasonable for purposes of determining the fair value of the embedded conversion features (for instruments recorded under ASC 815-15-25-1) or the fair value of the hybrid instrument (for instruments recorded under ASC 815-15-25-4).

The following table reflects the face value of the instruments, their amortized carrying value and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of December 31, 2013 and 2012.

December 31, 2013
	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,816	$4,816	$22,015	24,823,015
Series D Preferred Stock	348	348	1,591	1,794,330
Total	$5,164	$5,164	$23,606	26,617,345

December 31, 2012				Embedded	Common
	Face	Carrying	Accrued	Conversion	Stock
	Value	Value	Interest	Feature	Shares
	(in thousands)

Series C Preferred Stock	$4,840	$4,840	$-	$1,988	923,953
Series D Preferred Stock	348	348	-	143	66,457
Total	$5,188	$5,188	$-	$2,131	990,410

Debentures:
2006	$53	$53	$7	16	11,871

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D preferred stock was convertible as of December 31, 2013 and 2012 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of convertible instruments not carried at fair value are reported as Loss from Change in Fair Value of Derivative Liability – Series C and Series D Preferred Stock and Debentures in the accompanying consolidated statements of operations.

Loss from change in fair value of derivative liability – Series C and D Preferred Stock and debentures

	Year ended December 31,
	2013	2012
	(in thousands)
Series C Preferred Stock	$(20,036)	$(2,066)
Series D Preferred Stock	(1,448)	(1,286)

Debentures:
2006	15	(3,005)
2008	-	(1,350)
2009	-	(484)
2010	-	(34)
2011	-	(4,825)
2012	-	15
Loss from change in fair value of derivative liability	$(21,469)	$(13,035)

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of December 31, 2013 included: (i) present value of future cash flows for the debentures using an effective market interest rate of 13.0%, (ii) remaining term of 1.59 years, (iii) equivalent volatility range of 203% to 209% and anti-dilution adjusted conversion prices ranging from $0.00018 - $0.00019.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of common shares into which the instruments are convertible as of December 31, 2013 and 2012.

December 31, 2013			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$13,512	12,285,288
2007	839	3,587	3,244,058
2008	2,047	12,825	11,689,415
2009	134	1,018	923,440
2011	852	5,745	5,226,562
2012	972	9,369	8,524,582
2013	34,211	211,395	192,394,516
Total	$41,017	$257,451	234,287,861

December 31, 2012			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$6,180	$14,758	5,196,283
2007	6,856	17,172	6,098,480
2008	6,468	15,492	5,487,497
2009	1,644	3,565	1,243,390
2010	3,806	7,178	2,512,724
2011	1,954	3,080	1,084,237
2012	1,979	3,047	1,073,527
Total	$28,887	$64,292	22,696,138

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as Gain (loss) from change in fair value of hybrid financial instruments in the accompanying consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain (loss) from change in fair value of hybrid financial instruments

	Year ended December 31,
	2013	2012
	(in thousands)

2006	$100	$2,680
2007	13,343	798
2008	2,339	5,433
2009	1,249	708
2010	7,178	1,858
2011	(3,146)	840
2012	(7,060)	771
2013	(211,395)	-
	(197,392)	13,088
Less: Day-one loss from debenture financings	-	(1,162)
Gain (loss) from changes in fair value of hybrid instruments	$(197,392)	$11,926

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		December 31, 2013			December 31, 2012
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price ($)	Warrants	Value	Price ($)	Warrants	Value
			(in thousands)			(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	2017	0.000100	87,368	$121	0.00684	328,947	$709

Warrants issued with debentures:
2008	2015	0.000100	238,079	324	0.00684	896,382	1,691
2010	2015	0.000100	81,350	111	0.00684	306,287	571
2011	2016	0.000100	58,246	80	0.00684	219,298	453
2012	2017	0.000100	34,947	48	0.00684	131,579	263

Total			499,990	$684		1,882,493	$3,687

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of December 31, 2013 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 203% to 209%, and risk-free rates of return ranging from 0.13% to 0.44%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. As a result of the repricing on February 1, 2013, the exercise price of the warrants is currently $0.0001.  The anti-dilution provisions are still applicable so in the future the fixed exercise price of the warrants may be reset to equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant.

Changes in the fair value of the warrants are reported as Gain from change in fair value of derivative liability – warrants in the accompanying consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain from change in fair value of derivative liability – warrants

	Year ended December 31,
	2013	2012
	(in thousands)
Warrants issued with preferred stock:
Series D Preferred Stock	$588	$1,826

Warrants issued with debentures:
2007	-	1,510
2008	1,366	5,185
2010	457	1,764
2011	378	1,233
2012	214	(171)
Total	$3,003	$11,347

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs and changes in the fair value of hybrid instruments carried at fair value during the year ended December 31, 2013 (in thousands):

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2012:	$2,147	$3,687	$64,292	$70,126

Fair value adjustments:
Compound embedded derivatives	21,469	-	-	21,469
Warrant derivatives	-	(3,003)	-	(3,003)
Hybrid instruments	-	-	197,392	197,392

Conversions:
Series C Preferred Stock	(10)	-	-	(10)
August 24, 2006 financing	-	-	(644)	(644)
December 29, 2006 financing	-	-	(503)	(503)
March 27, 2007 financing	-	-	(242)	(242)
April 11, 2008 financing	-	-	(71)	(71)
July 29, 2008 financing	-	-	(234)	(234)
October 18, 2008 financing	-	-	(23)	(23)
July 15, 2009 financing	-	-	(823)	(823)
August 14, 2009 financing	-	-	(475)	(475)
February 8, 2011 financing	-	-	(28)	(28)
April 13, 2011 financing	-	-	(199)	(199)
October 25, 2011 financing	-	-	(37)	(37)
December 8, 2011 financing	-	-	(217)	(217)
February 6, 2012 financing	-	-	(29)	(29)
March 26, 2012 financing	-	-	(141)	(141)
June 1, 2012 financing	-	-	(567)	(567)
Ending balance, December 31, 2013	$23,606	$684	$257,451	$281,741

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

Note 5 – Goodwill and Other Intangible Assets

At December 31, 2013 and 2012, we had goodwill of $3.4 million, representing the excess of the purchase price paid for NeoMedia Europe GmbH over the fair value of the identifiable net assets and liabilities acquired, based on an independent appraisal of the assets and liabilities acquired.

The following table summarizes other intangible assets:

			Total
			Intangibles
	Patents and		and
	Other	Proprietary	Proprietary
	Intangibles	Software	Software
	(in thousands)
December 31, 2011	$1,764	$757	$2,521

Additions	-	-	-
Amortization	(275)	(657)	(932)
December 31, 2012	1,489	100	1,589

Additions	-	-	-
Amortization	(276)	(100)	(376)
December 31, 2013	$1,213	$-	$1,213

Weighted-average remaining amortization period in years	5.7	-

As of December 31, 2013, we estimate future amortization expense of intangible assets to be (in thousands):

2014	$259
2015	244
2016	216
2017	134
2018 and thereafter	360
Total future amortization expense	$1,213

Note 6 – Accrued Liabilities

The following table summarizes our accrued liabilities of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(in thousands)

Accrued operating expenses	$112	$347
Accrued legal	114	27
Accrued payroll related expenses	65	6
Accrued interest	-	19
Total	$291	$399

On May 25, 2012, the terms of the debentures held by YA Global were modified to extend the stated maturity dates and reduce the interest rates to 9.5% per year. The effect of the modifications exceeded a significance threshold relative to the debentures’ cash flows resulting in an effective extinguishment whereby the existing debentures were considered to be retired and new debentures issued. Following the modification, the debentures are carried as hybrid instruments and are recorded at fair value. As a result, interest associated with the debentures is considered and accounted for in the consolidated statements of operations within the change in fair value of hybrid financial instruments line item rather than being reflected as an interest expense.  Similarly, amounts previously reflected in the consolidated balance sheets as accrued interest are now considered and accounted for within the debentures payable – carried at fair value line item.

Note 7 – Income Taxes

As of December 31, 2013 and 2012, the types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts which gave rise to deferred taxes, and their tax effects were as follows:

	As of December 31,
	2013	2012

	(in thousands)

Net operating loss carry forwards (NOL)	$66,472	$63,714
Capital loss	3,515	3,515
Write-off of long-lived assets	730	526
Amortization of intangibles	(227)	(670)
Stock-based compensation	2,596	2,596
Capitalized software development costs and fixed assets	-	136
Deferred revenue	870	1,568
Alternative minimum tax credit carry forward	47	43
Accruals	3,206	2,554
Impairment loss	2,752	2,752
Derivative gain/loss	108,837	9,375
Interest expense	4,437	4,437
Total deferred tax assets	193,235	90,546
Valuation allowance	(193,235)	(90,546)
Net deferred tax asset	$-	$-

Due to the uncertainty of the utilization and recoverability of the loss carry-forwards and other deferred tax assets, we have provided a valuation allowance for the deferred tax assets, as it is more likely than not that the deferred tax assets will not be realizable.

For the years ended December 31, 2013 and 2012, the income tax benefit differed from the amount computed by applying the statutory federal rate of 34% as follows:

	Year Ended December 31,
	2013	2012

	(in thousands)
Benefit at federal statutory rate	$(73,038)	$(6,610)
State income taxes, net of federal benefit	(6,564)	(753)
Permanent and other difference, net	(23,087)	2,803
Increase in valuation allowance	$(102,689)	$(4,560)

During the year ended December 31, 2013, we determined that a deferred tax liability previously estimated to be realized by NeoMedia Europe GmbH should be reduced to zero based on certain economic changes of the subsidiary during 2013.  The economic changes included, but were not limited to, the termination of its hardware business and related sales activities that allowed it to generate revenue independently in the local market or otherwise, and the completion of a repositioning of the subsidiary from a self-contained, revenue generating operation to a cost center primarily focused on research and development.  As a result of the change in estimate, we recorded an income tax benefit of $706,000 to reduce the deferred tax liability to zero.

As of December 31, 2013, we had net operating loss carry forwards for federal tax purposes totaling approximately $172 million, which may be used to offset future taxable income and which, if unused, expire between 2014 and 2033, and net operating loss carry-forwards for Colorado tax purposes totaling $7.2 million. As a result of certain of our equity activities, we anticipate that the annual usage of our pre-1998 net operating loss carry forwards may be further restricted pursuant to the provisions of Section 382 of the Internal Revenue Code.

In addition to the above, our subsidiary NeoMedia Europe GmbH, had foreign operations and is not included in our consolidated income tax balances above. NeoMedia Europe GmbH did not have income tax expense during the years ended December 31, 2013 and 2012.

NeoMedia Europe GmbH has net operating loss carry forwards that are estimated to be $11.5 million and $11.4 million as of December 31, 2013 and 2012, respectively. Due to the uncertainty of the utilization and recoverability of the loss carry forwards, we have reserved for the deferred tax assets through a valuation allowance, as it is more likely than not that the deferred tax assets will not be realizable.

We have not taken any uncertain tax positions on any of our open income tax returns filed through the period ended December 31, 2013. Our methods of accounting are based on established income tax principles in the Internal Revenue Code and are properly calculated and reflected within our income tax returns. In addition, we have filed income tax returns in all applicable jurisdictions in which we had material nexus warranting an income tax return filing.

We re-assess the validity of our conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under audit. We have determined that there were no uncertain tax positions for the years ended December 31, 2013 and 2012. Due to the carry forward of NOL’s, Federal and state income tax returns are subject to audit for varying periods beginning in 1992.

Note 8 – Commitments and Contingencies

We are party to various commitments and contingencies, including:

•	Operating leases for office facilities, which include minimum rents and reimbursed operating expenses as well as options to renew for additional periods;

•	Employment agreement with future payment obligations;

•
Long-term debt obligations include principal for convertible debentures and related estimated interest over the life of the debentures.  Any future settlement of convertible debt would impact our cash payments.

The following table sets forth the future minimum payments due under the above commitments as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	Total

Operating leases	$54	$11	$-	$-	$65
Employment agreements	175	-	-	-	175
Long-term debt	-	47,241	-	-	47,241
Total	$229	$47,252	$-	$-	$47,481

The above table does not include future obligations associated with a new lease agreement we entered into for our corporate headquarters in Boulder, Colorado on February 19, 2014. The agreement provides for a five year lease of 2,303 square feet expiring on March 31, 2019 with estimated rent and monthly rent payments over the term of $5,689.  We intend to sublease certain portions of the lease that are unused by us.  Additionally, we entered into an amended lease arrangement for NeoMedia Europe GmbH’s office lease in February 2014 to reduce the rented area to approximately 125 square meters with the same lease expiration date and reduced monthly rent of approximately $1,400. The amended NeoMedia Europe GmbH lease is also not reflected in the above table.

Legal Proceedings – From time to time, we are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, we believe the eventual resolution of any ongoing legal actions is unlikely to have a material impact on our financial position or operating results. If the resolution of ongoing legal actions is not in our favor, our financial position and operating results could be materially adversely impacted.

Note 9 – Stock-Based Compensation

We have five stock option plans, as summarized below. Options issued under these plans have a term of 10 years. The plans allow for exercise prices of options issued under the Option Plans to be set at amounts less than the fair market value per share of our common stock on the date of grant. Options may be granted with any vesting schedule as approved by the stock option committee of our Board of Directors, but generally the vesting periods range from immediate to 5 years. Common shares required to be issued on the exercise of stock options would be issued from our authorized and unissued shares.  We have not registered the 600,000 shares underlying the options in the 2005 Plan and as a result, all 600,000 options remain available for issuance. Generally, the stock option plans provide for issuance of awards to employees, former employees, consultants, and non-employee directors.

			Shares Available For
		Shares Reserved	Issuance at
Plan	Date Adopted	For Issuance	December 31, 2013

2011 Stock Incentive Plan	April 7, 2011	2,000,000	1,250,105
2005 Stock Option Plan	December 16, 2005	600,000	600,000
2003 Stock Option Plan	September 24, 2003	1,500,000	1,102,387
2003 Stock Incentive Plan	October 31, 2003	300,000	300,000
2002 Stock Option Plan	June 6, 2002	100,000	100,000
			3,352,492

No stock-based awards were issued during the year ended December 31, 2013. The fair value of stock-based awards issued during the year ended December 31, 2012 was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions:

Volatility	156%-169%
Expected dividends	-
Expected term (in years)	5.8
Risk-free rate	2.7%-2.9%

A summary of the transactions during the year ended December 31, 2013 with respect to our stock option plans follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at January 1, 2012	1,340	$0.017
Forfeited	(167)	$0.012
Outstanding at December 31, 2013	1,173	$0.017	$-	7.7
Exercisable at December 31, 2013	938	$0.018	$-	7.5

Total stock-based compensation expense for the years ended December 31, 2013 and 2012 was $1,000 and $14,000, respectively As of December 31, 2013, the total unrecognized compensation cost related to non-vested stock options was $2,000, net of expected forfeitures.  The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.9 years.

The following table summarizes information about our stock options outstanding as of December 31, 2013:

Options Outstanding				Options Exercisable

		Weighted-			Weighted-
		Average	Weighted-		Average
	Number of	Remaining	Average	Number of	Exercise
Exercise Prices	Shares	Life	Exercise Price	Shares	Price
	(in thousands)	(in years)		(in thousands)

$0.008	200	8.7	$0.008	52	$0.008
$0.014 to $0.017	884	7.5	$0.015	797	$0.016
$0.050	89	7.2	$0.047	89	$0.047
	1,173	7.7	$0.017	938	$0.018

Note 10 – Geographic and Customer Information

Revenue, classified by geographic location from which the revenue was originated, was as follows (in thousands):

	Year Ended December 31,
	2013	2012

Revenue:
United States	$4,856	$2,099
Germany	168	245
Total	$5,024	$2,344

Approximately $142,000 and $137,000 of total assets were located in Germany as of December 31, 2013 and 2012, respectively. All other assets were located in the U.S. For the year ended December 31, 2013, one customer accounted for 14% of our revenue. For the year ended December 31, 2012, two customers accounted for 17% and 13% of our revenue. No other customers accounted for more than 10% of revenue for the years ended December 31, 2013 and 2012.

Note 11 – Subsequent Events

On February 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qode Services Corporation (“Qode”), a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Qode merged into the Company and will cease to exist upon the completion of certain conditions.  The Company shall continue as the surviving corporation.

Under the terms of the Merger Agreement, the Company’s charter shall be amended to provide for an increase in the amount of common stock authorized shares, and each share of the Company’s common stock issued and outstanding immediately prior to merger shall continue to remain outstanding and remain unchanged, except that (i) the par value shall change from $0.001 per share to no par value per share, and (ii) each fifteen (15) shares of common stock issued and outstanding shall be combined and converted into one (1) share of common stock. Upon the consummation of the merger and reverse stock split effected thereunder, the amount of authorized shares of common stock shall be increased from 5 billion to 7.5 billion shares.

The Company’s Board of Directors determined that the Merger Agreement was the only option available to avoid default after the holder of a majority of the outstanding secured convertible debentures communicated its intent to foreclose on all of the Company’s assets in the event that the Company’s share reserves were not sufficient to honor conversions under such instruments (a potential default thereunder). Further, the holder of the secured convertible debentures agreed to enter into amendments to the secured convertible debentures to decrease the aggregate amount of debt by $5.0 million if the Company resolved the issue.

On February 21, 2014, the Company received a correspondence (the “Delta Notice”) from Delta Capital Partners LLC (“Delta”), asserting a claim for certain amounts owed under a secured convertible debenture. The principal amount outstanding and conversion rights under such instrument had been assigned to Delta by YA Global (the “Assignment”), several years subsequent to the original issuance of the instrument by the Company to YA Global. The Company’s understanding is that pursuant to the terms of the Assignment, YA Global, as collateral agent, retained all rights in connection with the enforcement of any claims under Delta’s secured convertible debenture.  YA Global has indicated that it does not intend to assert any of the claims described by Delta in the Delta Notice.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the audit committee of our board of directors.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

In connection with the evaluation of disclosure controls and procedures as discussed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, management concluded it had a material weakness related to the internal control over financial reporting and specifically, a lack of sufficient internal control procedures over our external reporting sufficient to prevent errors reflected in previously filed 2013 Quarterly Reports on Form 10-Q. As a result of the material weaknesses, we identified an understatement in the general and administrate expenses of $51,000 for the six months ended June 30, 2013; an absence of reporting debenture and Series C Preferred Stock deemed dividends of $681,000 and $16,000, respectively, during the three and six months ended June 30, 2013;  consolidation errors associated with the NeoMedia Europe GmbH entity resulting in an understatement of accounts payable and accrued expenses of $163,000 and $38,000, respectively, as well as a misstatement of accumulated other comprehensive loss of $201,000 as of June 30, 2013; and an overstatement of net cash used in operating activities and the effect of exchange rate changes on cash of approximately $334,000 for the six months ended June 30, 2013. During the three month period ended December 31, 2013, management implemented additional controls and procedures over the external reporting.  The additional review procedures include, but are not limited to, processes to ensure new and complex transactions are properly researched and accounted for under the SEC and ASC reporting requirements.  We believe the changes have remediated the identified material weakness.  There have been no other changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our Directors and officers, their business experience during the last five years, their ages and all positions and offices that they hold with us as of the date of this Report.

Name	Age	Position

Laura A. Marriott	44	Chief Executive Officer and Chairperson

Barry S. Baer	70	Chief Financial Officer, Secretary and Treasurer

George G. O'Leary	51	Director

Peter Mannetti	65	Director

Sarah Fay	51	Director

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

George G. O’Leary. Mr. O’Leary has been a director of NeoMedia since February 2007 and is currently the President of SKS Consulting of South Florida Corp. He was most recently a member of the board of directors of Protection Plus Security Corporation, where he was Chairman and acting CFO until the sale of the company in May, 2013. Prior to assuming his duties with the Company, Mr. O’Leary was a board member and a consultant to NeoGenomics, Inc. (NASDAQ –“NEO”) and was acting Chief Operating Officer from October 2004 to April 2005. Prior to becoming a director of NEO, Mr. O’Leary was the President and CFO of Jet Partners, LLC from 2002 to 2004. From 1996 to 2000, Mr. O’Leary was CEO and President of Communication Resources Incorporated.

Sarah Fay. Ms. Fay has been a Director of NeoMedia since March 1, 2011. Ms. Fay has served in several capacities, including Chief Executive Officer of Aegis Media North America, from 2008 until May 11, 2009, and prior to that led Aegis’ brands Carat Interactive from 2000 to 2004, and Isobar from 2004 to 2008. Ms. Fay currently serves as Chairman of the Board of Governors of DMG Group, a privately held event management organization serving the digital marketing industry, as well as a board member for five privately held businesses, and as an advisory board member for three privately held businesses, all providing services in the mobile/digital marketing, advertising and technology industries. She also serves on the board of one other public company, TheStreet, Inc. (NASDAQ-TST)..

Peter Mannetti. Mr. Mannetti has been a director of NeoMedia since October 1, 2011. Mr. Mannetti is a Managing Partner at iSherpa Capital, LLC, joining the firm in 2001. Mr. Mannetti previously founded and built Qwest Wireless from the ground up into a $1 billion company with over one million subscribers. As the Chief Executive Officer of the firm, he won national and international awards for his leadership in developing innovative wireless products. Prior to joining Qwest, Mr. Mannetti was a Vice President at BellSouth Mobile Data and held various management positions during his 18-year tenure at General Electric. Mr. Mannetti sits on a number of boards and advisory boards and is also very active in the education and non-profit sectors..

Barry S Baer. Colonel Baer joined the Company as Chief Financial Officer and Secretary on February 13, 2012. He has had an extensive career in financial management and has served as the CFO for a number of publicly held companies including Ecotality, Inc. (ECTY) (from 2006 – 2010). In addition, Colonel Baer has served as CFO at a number of privately held corporations, including Mind and Life Institute (2004-present), Max Katz Bag Company (2006 until present), and Prosocial Applications, Inc. (2013-present).

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

Promoters and Control Persons

None.

CORPORATE GOVERNANCE

Committees of our Board

Our Board has an Audit Committee and a Compensation Committee (collectively, the “Standing Committees”). There is not a standing Nominating Committee, and there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during the period covered by this Annual Report. From 2012 to the present, each of the Standing Committees had three persons, such persons being independent Directors Ms. Sarah Fay (since March 2011), Mr. George G. O’Leary (independent since 2013) and Mr. Peter Mannetti (since October 2011).

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

Compensation Committee – The Compensation Committee is responsible for recommending compensation and benefits for our executive officers to our Board and for administering our Incentive Plan for our management. The Compensation Committee also has responsibility for administering our stock option plans. Mr. Mannetti is designated as Compensation Committee Chairperson.

Executive Committee - The Board may, subject to its oversight and ratification, delegate such authority to the Executive Committee to permit the Executive Committee to conduct meetings and exercise its authority in the management of the routine business affairs of the Company, during the periods between meetings of the Board. The Executive Committee consists of the Chairperson and two other Directors. The Executive committee was not active during 2013 and to date.

Governance Committee – The Board may elect members to a Governance Committee. However, during 2013, the Governance Committee was not active.  Ms. Fay is designated as Governance Committee Chairperson.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended December 31, 2013 all such reports were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC, which is attached hereto by reference as Exhibit 14.1. This code of ethics applies to all of our Directors, officers and employees. The code of ethics, and any amendments to, or waivers from, the code of ethics, is available in print, at no charge, to any shareholder who requests such information.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2013 and 2012 respectively, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years:

					Option	Other
Name and		Salary	Bonus		Awards	Compensation	Total
Principal Position	Year	($)	($)		($)	($)	($)

Laura A. Marriott
Chief Executive Officer(1)	2013	116,667	146,000	(2)	-	259,200	521,867
	2012	-	60,000	(3)	86	450,900	510,986

Barry S Baer
Chief Financial Officer(4)	2013	-	-		-	52,119	52,119
	2012	-	-		344	52,469	52,813

George O’Leary
Former Chief Operating Officer(5)	2013	-	-		-	50,000	50,000
	2012	-	15,000	(6)	86	64,164	79,250

Jeff Huitt
Former Chief Financial Officer(4)	2013	-	-		-	37,803	37,803
	2012	-	-		344	48,619	48,963

(1) Ms. Marriott became an employee on September 1, 2013. Prior to her employment, Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our Chief Executive Officer.
(2) Amounts reflect $96,000 of 2012 bonus paid in 2013 and $50,000 of 2013 bonus paid in 2013.
(3) Amounts reflect 2011 bonus paid in 2012.
(4) On March 26, 2013, Colonel Baer was appointed Chief Financial Officer and replaced Mr. Huitt.

(5) On July 31, 2013, Mr. O’Leary completed his term as Chief Operating Officer.  Mr. O’Leary continues to serve as a board member of the Company.
(6) Amounts reflect 2011 bonus paid in 2012.

Narrative Disclosure to Summary Compensation Table

All amounts presented for the value of Option Awards represent the aggregate grant date fair value computed in accordance with the applicable accounting guidance.

Laura A. Marriott – Ms. Marriott became our Chief Executive Officer and Chairperson of our Board on October 8, 2010. Prior to October 8, 2010, Ms. Marriott was a member of our Board. On September 1, 2013, Ms. Marriott became an employee of the Company.  Prior her employment, Ms. Marriott provided services to us under a per-diem consulting agreement for her services to us as our Chief Executive Officer. The information presented in the Summary Compensation Table includes her aggregate compensation for all the services she provided. In 2012, Ms. Marriott received Directors fees of $40,500 and consulting fees of $410,400, both of which are reported under the heading of All Other Compensation. In 2013, Ms. Marriott received a salary of $116,667 as an employee of the Company and consulting fees of $259,200 as reported under the heading of All Other Compensation.  Ms. Marriott was granted a bonus of $60,000 for her performance in 2011 which was paid in 2012. Ms. Marriott was also granted a bonus of $96,000 for her performance in 2012 that was paid in 2013 as well as a bonus of $75,000 of which $50,000 was paid in 2013. The remaining bonus amount for 2013 is expected to be determined upon completion of the 2013 10-K and paid in 2014.

Barry S Baer – Colonel Baer served as Chief Financial Officer from February 2012 until August 2012 and subsequently as Secretary/Treasurer. On March 26, 2013, the Board also appointed Colonel Baer to the role of Chief Financial Officer.  All other compensation reflects the payments received under the terms of his agreement with the company. In addition Colonel Baer received a stock option grant in November 2012.

George G. O’Leary – Mr. O’Leary served as our Chief Operating Officer from October 8, 2010 until July 31, 2013.  Mr. O’Leary has also been a member of our Board since 2007 and continues to be a member of the Board.  Mr. O’Leary did not receive compensation for his services as Chief Operating Officer during 2013 and all other compensation in 2013 reflects the board of director fees earned by Mr. O’Leary.  During 2012, Mr. O’Leary provided services to us under a per-diem consulting agreement for his services as our Chief Operating Officer and for other general consulting services. The 2012 other compensation includes fees for all the services he provided in the aggregate. Mr. O’Leary received Directors fees of $43,000 and consulting fees of $20,650. Mr. O’Leary was also granted a bonus for his performance in 2011 which was paid in 2012.

Jeff Huitt – Mr. Huitt served as Chief Financial Officer from August 2012 until March 2013. All other compensation reflects the payments received under the terms of his agreement with the company. In addition Mr. Huitt received a stock option grant in August 2012.

Outstanding Equity Awards at Year-End

The following table contains information concerning unexercised options and stock that has not vested as of December 31, 2013 with respect to the executive officers named in the Summary Compensation Table:

Option Awards
				Equity Incentive Plan
		Number of Securities		Awards: Number of
		Underlying		Securities Underlying	Option
		Unexercised Options		Unexercised	Exercise	Option
		Exercisable	Unexercisable	Unearned Options	Price	Expiration
Name		(#)	(#)	(#)	($)	Date

Laura A. Marriott	(1)	25,000	-	-	$0.017	1/1/2019
Chief Executive Officer	(2)	1,775	-	-	$0.017	4/29/2019
	(3)	100,000	-	-	$0.017	4/7/2021
	(4)	187,500	62,500	-	$0.014	10/3/2021
	(5)	6,250	18,750	-	$0.008	7/23/2022

Barry S Baer
CFO, Secretary, Treasurer	(6)	22,917	77,083		$0.008	11/10/2022

Jeff Huitt
Former Chief Financial Officer	(7)	-	-	-	N/A	N/A

George G. O'Leary	(8)	3,881	-	-	$0.017	7/20/2017
Former Chief Operating Officer	(9)	1,502	-	-	$0.017	7/20/2017
	(10)	1,986	-	-	$0.017	10/3/2017
	(11)	2,165	-	-	$0.017	1/21/2018
	(12)	2,189	-	-	$0.017	4/17/2018
	(13)	7,050	-	-	$0.017	4/29/2019
	(14)	118,772	-		$0.014	4/7/2021
	(15)	75,000	25,000		$0.014	10/3/2021
	(16)	6,250	18,750		$0.008	7/23/2022

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

(4) Ms. Marriott’s option grant on October 3, 2011 vests in equal installments beginning on January 1, 2012 through October 1, 2014.

(5) Ms. Marriott’s option grant on July 23, 2012 vests in equal installments beginning July 23, 2013 through July 23, 2016.

(6) Colonel Baer’s option grant on November 10, 2012 vests ratably over a 4 year period.

(7) Mr. Huitt’s options were cancelled in connection with his departure from the Company..

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

(14) Mr. O’Leary’s option grant on April 7, 2011vests in 18 equal monthly installments beginning on May 7, 2011.

(15) Mr. O’Leary’s option grant on October 3, 2012 vests in equal installments beginning on January 1, 2012 through October 1 2014.

(16) Mr. O’Leary’s option grant on July 23, 2012 vests in equal installments beginning July 23, 2013 through July 23, 2016.

Additional Narrative Disclosures:

Retirement Benefits

No retirement benefit plans were offered in 2013. Beginning in 2014, we offer a defined contribution plan to our United States employees in accordance with Section 401(K) of the Internal Revenue Code. Under the provisions of this plan, eligible employees may defer a portion of their pre-tax compensation into the plan and receive matching contributions of up to 4% of eligible compensation.

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
The following table sets forth certain information related to compensation paid to our Directors for board services during the year ended December 31, 2013:

	Fees
	Earned or
	Paid in
	Cash	Total
Name	($)	($)

Laura A. Marriott	-	-

George G. O'Leary	50,000	50,000

Sarah Fay	50,000	50,000

Peter Mannetti	50,000	50,000

Narrative to Director Compensation Table

Our non-employee Directors are compensated through a combination of cash and stock options. Cash compensation amounts payable to the non-employee Directors are payable on an annual basis.

The Board Director compensation for 2013 was $12,500 per quarter and increases to $15,000 per quarter in 2014 ($60,000 per year).

Grants of Plan-based Awards

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide this information.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2014: (i) by each of our Directors, (ii) by each of the named executive officers, (iii) by all of the Company’s executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 10, 2014, there were 4,984,827,279 shares of Company Common Stock outstanding, 4,816 shares of Series C Preferred Stock outstanding, and 3,481 shares of Series D Preferred Stock outstanding:

			Series C Convertible		Series D Convertible
			Preferred Stock		Preferred Stock
	Common Stock	Percent		Percent		Percent
	Beneficial	of	Beneficial	of	Beneficial	of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)	Ownership (1)	Class (1)	Ownership (1)	Class (1)

Directors and Named Executive Officers
Laura A. Marriott (2) (3)	351,775	*	-	*	-	*
Barry S Baer (2)(4)	35,417	*	-	*	-	*
George G. O'Leary (2) (5)	241,515	*	-	*	-	*
Sarah Fay (2) (6)	106,250	*	-	*	-	*
Peter Mannetti (2) (7)	106,250	*	-	*	-	*
Officers and Directors as a Group (5 Persons) (8)	841,207	*	-	*	-	*

Other Beneficial Owners
YA Global Investments, LP (9)	497,984,245	9.99%	3,421	71.0%	3,395	97.5%
Andypolo, L.P. (10)	497,984,245	9.99%	495	10.3%	-	-
Burrington Capital, LLC (11)	497,984,245	9.99%	150	3.1%	-	-
Janice Bennett (12)	497,984,245	9.99%	150	3.1%	-	-
Edward J. Martin (13)	497,984,245	9.99%	150	3.1%	-	-
Walters Bruce Edwards, Jr. (14)	497,984,245	9.99%	150	3.1%	-	-
Kelburgh, Ltd. (15)	497,984,245	9.99%	150	3.1%	-	-
Redwood Management, LLC (16)	497,984,245	9.99%	150	3.1%	-	-
Barry Liben (17)	444,444,444	8.91%	-	-	-	-
Delta Capital Partners LLC (18)	4,368,421,052	46.70%	-	-	-	-

Shares outstanding	4,984,827,279		4,816		3,481

* Indicates less than 1%.

(1)	Applicable percentage of ownership is based on 4,984,827,279 shares of Company Common Stock, 4,816 shares of Series C Preferred Stock, ,and 3,481 shares of Series D Preferred Stock outstanding as of March 10, 2014. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of Company Common Stock within 60 days of March 10, 2014 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Company Common Stock subject to securities exercisable or convertible into shares of Company Common Stock that are currently exercisable, or exercisable within 60 days of March 10, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Address of the referenced individual is c/o NeoMedia Technologies, Inc., 1515 Walnut Street, Suite 100, Boulder, Colorado, 80302.

(3)	Laura Marriott is Chief Executive Officer and Chairperson of our Board. Ownership includes shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of March 10, 2014.

(4)	Barry S Baer is our CFO, Corporate Secretary and Treasurer. Ownership includes shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of March 10, 2014.

(5)	George G. O'Leary is a member of our Board of Directors. Ownership includes 10,220 shares owned by SKS Consulting of South Florida Corp, a company that Mr. O'Leary currently serves as President and shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of March 10, 2014.

(6)	Sarah Fay is a member of our Board of Directors. Ownership includes shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of March 10, 2014.

7)	Peter Mannetti is a member of our Board of Directors. Ownership includes shares of Company Common Stock issuable upon exercise of stock options that are exercisable within 60 days of April March 10, 2014.

(8)	Includes an aggregate of 830,987 options to purchase shares of common stock which will have vested within 60 days of March 10, 2014

(9)	The address of YA Global is 1012 Springfield Ave., Mountainside, New Jersey, 07092. The information presented herein is based on information provided by YA Global and based on the records of the Company. Ownership includes 10,000,000 shares of Company Common Stock, 3,421 shares of Series C Preferred Stock, exercisable for 487,987,245 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock and Series D Preferred Stock certificates of designation), and 3,395 shares of Series D Preferred Stock owned by YA Global.

(10)	The address of Andypolo, L.P. is 4203 Yoakman Blvd., Houston, Texas, 77006. The information presented herein is based on the records of the Company. Ownership includes 495 shares of Series C Preferred Stock, exercisable for 497,984,245 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(11)	The address of Burrington Capital, LLC is 607 Lawrence Ave., Westfield, New Jersey, 07092. The information presented herein is based on the records of the Company. Ownership includes 150 shares of Series C Preferred Stock, exercisable for 497,984,245 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(12)	The address of Janice Bennett is 250 Gorge Road, Apt. #20-J, Cliffside, New Jersey, 07010. The information presented herein is based on the records of the Company. Ownership includes 150 shares of Series C Preferred Stock, exercisable for 497,984,245 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(13)	The address of Edward J. Martin is 48 South Braemar Circle, Daleville, Virginia, 24083. The information presented herein is based on the records of the Company. Ownership includes 150 shares of Series C Preferred Stock, exercisable for 497,984,245 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(14)	The address of Walter Bruce Edwards, Jr. is 1721 Creed Crossing Rd., Vienna, Virginia, 22182. The information presented herein is based on the records of the Company. Ownership includes 150 shares of Series C Preferred Stock, exercisable for 497,984,245 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(15)	The address of Kelburgh , Ltd. is P.O. Box 71004, Dubai, United Arab Emirates. The information presented herein is based on the records of the Company. Ownership includes 150 shares of Series C Preferred Stock, exercisable for 497,984,245 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(16)	The address of Redwood Management, LLC 16850 Collins Ave. #121-341, Sunny Isles Beach, Florida, 33160. The information presented herein is based on the records of the Company. Ownership includes 150 shares of Series C Preferred Stock, exercisable for 497,984,245 shares of Company Common Stock (as per the 9.99% ownership limitations set forth in the Series C Preferred Stock certificate of designation), on a fully diluted basis.

(17)	Based solely on a 13G filed by Barry Liben on July 11, 2013. The address of Mr. Liben is 235 West 71st, 5th Floor, New York, New York, 10023. Mr. Liben has sole power to vote or to direct the vote of the common stock.

(18)	The address of Delta Capital Partners LLC is 500 North Michigan Avenue, Suite 600, Chicago, Illinois, 60611. The information presented herein is based on the records of the Company. Ownership includes a secured convertible debenture, in an outstanding principal amount of $830,000, convertible into 4,368,421,052 shares of Company Common Stock, on a fully diluted basis, pursuant to the holder’s waiver of a 4.99% conversion cap contained therein.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The Company has evaluated related parties and all related transactions and determined that no transactions exist which would require disclosure.

Director Independence

As of the date of filing of this Report, our non-executive Directors Messrs. Mannetti and O’Leary and Ms. Fay, are independent Directors. Ms. Marriott, as our Chief Executive Officer and Chairperson of the Board is not independent.

ITEM 14. Principal Accounting Fees and Services

Audit Fees, Audit-Related Fees, Tax Fees and Other Fees

The aggregate fee billed by our independent auditors, StarkSchenkein, LLP, for the audit of our annual consolidated financial statements for the year ended December 31, 2013 and for the review of our quarterly financial statements during 2013 was $89,500. The aggregate fee billed for professional services rendered by StarkSchenkein, LLP for tax compliance, tax advice and tax planning was approximately $8,000.  There were no other fees billed for products offered or professional services rendered by StarkSchenkein, LLP.

The aggregate fee billed by our independent auditors, Kingery & Crouse, P.A., associated with the audit of our annual consolidated financial statements for the year ended December 31, 2012 and for the review of our quarterly financial statements during 2012 was $134,390.   Kingery & Crouse, P.A. did not provide tax compliance, tax advice, tax planning or any other services other than those described above.

Audit Committee Pre-approval

The Audit Committee of our Board approves all non-audit services provided by our primary accountants.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Report. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996

3.2	By-laws of the Company		8-K	3.2	12/21/2010

3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996

3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996

3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996

3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996

3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996

3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996

3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996

3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996

3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996

3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996

3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006

3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010

3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	3.2	1/11/2010

3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010	8-K	3.3	1/11/2010

3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010	8-K	3.1	3/11/2010

4.1*	2011 Stock Incentive Plan effective April 7, 2011	S-8	4.1	4/22/2011

10.3	Sale and Purchase Agreement between the Company and Gavitec Stockholders	8-K	16.1	2/21/2006

10.4	Sale and Purchase Agreement between the Company and Sponge Stockholders	8-K	16.1	2/22/2006

10.5	Investment Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.1	2/21/2006

10.6	Investor Registration Rights Agreement, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.2	2/21/2006

10.7	Irrevocable Transfer Agent Instruction, dated February 17, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.3	2/21/2006

10.8	“A” Warrant, dated February 17, 2006	8-K	10.4	2/21/2006

10.9	“B” Warrant, dated February 17, 2006	8-K	10.5	2/21/2006

10.10	“C” Warrant, dated February 17, 2006	8-K	10.6	2/21/2006

10.11	Assignment Agreement, dated February 17, 2006 by the Company and Cornell Capital Partners, LP	8-K	10.7	2/21/2006

10.12	Assignment of Common Stock, dated February 17, 2006 between the Company and Cornell Capital Partners, LP	8-K	10.8	2/21/2006

10.13	Securities Purchase Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	8/30/2006

10.14	Investor Registration Rights Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	8/30/2006

10.15	Pledge and Security Agreement, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.3	8/30/2006

10.16	Secured Convertible Debenture CCP-1, dated August 24, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.4	8/30/2006

10.17	Irrevocable Transfer Agent Instructions, dated August 24, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.5	8/30/2006

10.18	“A” Warrant, dated August 24, 2006	8-K	10.6	8/30/2006

10.19	“B” Warrant, dated August 24, 2006	8-K	10.7	8/30/2006

10.20	“C” Warrant, dated August 24, 2006	8-K	10.8	8/30/2006

10.21	“D” Warrant, dated August 24, 2006	8-K	10.9	8/30/2006

10.22	Amendment to Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	8/30/2006

10.23	Amendment to “A” Warrant No. CCP-001, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	8/30/2006

10.24	Amendment to “B” Warrant No. CCP-002, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	8/30/2006

10.25	Amendment to “C” Warrant No. CCP-003, dated August 24, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.13	8/30/2006

10.26	Share Purchase and Settlement Agreement between the Company and Sponge Stockholders, dated November 14, 2006	8-K	16.1	11/20/2006

10.27	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007

10.28	Investor Registration Rights Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.2	1/8/2007

10.29	Secured Convertible Debenture CCP-2, dated December 29, 2006, issued by the Company to Cornell Capital Partners, LP (amended by the Amendment filed at Exhibit 10.7 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	1/8/2007

10.30	Irrevocable Transfer Agent Instructions, dated December 29, 2006, by and among the Company, Cornell Capital Partners, LP and American Stock Transfer & Trust Co.	8-K	10.4	1/8/2007

10.31	“A” Warrant, dated December 29, 2006	8-K	10.5	1/8/2007

10.32	Amendment to Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.6	1/8/2007

10.33	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.7	1/8/2007

10.34	Amendment to “B” Warrant No. CCP-002, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.8	1/8/2007

10.35	Amendment to “C” Warrant No. CCP-003, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.9	1/8/2007

10.36	Amendment to “A” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.10	1/8/2007

10.37	Amendment to “B” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.11	1/8/2007

10.38	Amendment to “C” Warrant No. CCP-001, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.12	1/8/2007

10.39	Securities Purchase Agreement, dated December 29, 2006, between the Company and Cornell Capital Partners, LP	8-K	10.1	1/8/2007

10.40	Amendment Agreement I to the Sale and Purchase Agreement between the Company and certain former shareholders of Gavitec AG, dated February 17, 2006	8-K	10.1	1/29/2007

10.41*	Consulting Agreement between the Company and SKS Consulting of South Florida Corp.	8-K	10.1	2/6/2007

10.42	Securities Purchase Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.1	4/3/2007

10.43	Investor Registration Rights Agreement between the Company and Cornell Capital Partners LP, dated March 27, 2007	8-K	10.2	4/3/2007

10.44	Secured Convertible Debenture NEOM 4-1, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007 (amended by the Amendment filed at Exhibit 10.8 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	4/3/2007

10.45	Irrevocable Transfer Agent Instructions, by and among the Company, Cornell Capital Partners, LP and Worldwide Stock Transfer, dated March 27, 2007	8-K	10.4	4/3/2007

10.46	Warrant, issued by the Company to Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.5	4/3/2007

10.47	Master Amendment Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.6	4/3/2007

10.48	Pledge and Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated on or about August 24, 2006	8-K	10.7	4/3/2007

10.49	Security Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 27,2007	8-K	10.8	4/3/2007

10.50	Security Agreement (Patent), by and between the Company and Cornell Capital Partners, LP, dated March 27, 2007	8-K	10.9	4/3/2007

10.51	Pledge Shares Escrow Agreement, by and between the Company and Cornell Capital Partners, dated March 27, 2007	8-K	10.10	4/3/2007

10.52	Securities Purchase Agreement dated August 24, 2007, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/30/2007

10.53	Registration Rights Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.2	8/30/2007

10.54	Secured Convertible Debenture NEOM 1-1, issued by the Company to YA Global Investments, LP, dated August 24, 2007 (amended by the Amendment filed at Exhibit 10.9 to the Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	8/30/2007

10.55	Irrevocable Transfer Agent Instructions, by and among the Company, YA Global Investments, L.P. and Worldwide Stock Transfer, LLC, dated August 24, 2007	8-K	10.4	8/30/2007

10.56	Warrant issued by the Company to YA Global Investments, L.P., dated August 24, 2007	8-K	10.5	8/30/2007

10.57	Repricing Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.6	8/30/2007

10.58	Security Agreement, by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.7	8/30/2007

10.59	Security Agreement (Patent), by and between the Company and YA Global Investments, L.P., dated August 24, 2007	8-K	10.8	8/30/2007

10.60	Secured Convertible Debenture NEO 2008-1, dated April 11, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.10 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	4/17/2008

10.61	Secured Convertible Debenture NEO 2008-2, dated May 16, 2008, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.11 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	5/22/2008

10.62	Warrant, dated May 16, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	5/22/2008

10.63	Secured Convertible Debenture NEO 2008-3, dated May 30, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.12 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	06/05/2008

10.64	Warrant, dated May 30, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.2	06/05/2008

10.65*	Severance Agreement and Release, dated June 3, 2008, by and between the Company and William Hoffman	8-K	10.5	06/05/2008

10.66*	Employment Agreement, dated June 10, 2008, by and between the Company and Iain McCready	8-K	10.1	06/16/2008

10.67	Secured Convertible Debenture NEO 2008-4, dated July 10, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.13 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	07/16/2008

10.68	Securities Purchase Agreement, dated July 29, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.1	08/04/2008

10.69	Secured Convertible Debenture NEOM 9-1, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.14 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	08/04/2008

10.70	Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.3	08/04/2008

10.71	Patent Security Agreement, dated July 29, 2008, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.4	08/04/2008

10.72	Warrant NEOM 9-1A, dated July 29, 2008, issued by the Company to YA Global Investments, L.P.	8-K	10.5	08/04/2008

10.73	Warrant NEOM 9-1B, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.20 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.6	08/04/2008

10.74	Warrant NEOM 9-1C, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.21 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.7	08/04/2008

10.75	Warrant NEOM 9-1D, dated July 29, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.22 to Company’s 8-K filed with the SEC on January 11, 2010)	8-K	10.8	08/04/2008

10.76	Escrow Agreement, dated July 29, 2008, by and among the Company, YA Global Investments, L.P., Yorkville Advisors, LLC and David Gonzalez, Esq.	8-K	10.9	08/04/2008

10.77	Irrevocable Transfer Agent Instructions, dated July 29, 2008, by and among the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.10	08/04/2008

10.78	Letter Agreement, dated September 24, 2008, by and among the Company and YA Global Investments, L.P.	8-K	10.1	10/01/2008

10.79	Second Secured Convertible Debenture NEOM 9-2, dated October 28, 2008, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.15 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.3	11/03/2008

10.80	Revised Exhibit A to Escrow Agreement, dated October 28, 2008	8-K	10.12	11/03/2008

10.81	Letter Agreement, dated March 27, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.13	04/13/2009

10.82	Amendment Agreement, dated April 6, 2009, by and between the Company and YA Global Investments, L.P.	8-K	10.14	04/13/2009

10.83	Third Secured Convertible Debenture (first closing), dated April 6, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	04/13/2009

10.84	Waiver, effective as of December 31, 2008, by and between the Company and YA Global Investments, L.P.	8-K	10.16	04/13/2009

10.85	Fourth Secured Convertible Debenture NEOM 9-4 (second amended third closing), dated May 1, 2009, issued by the Company to YA Global Investments, L.P. (amended by Amendment filed at Exhibit 10.16 to Company’s 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.15	05/07/2009

10.86	Agreement, dated June 5, 2009 (Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.16	6/5/2009

10.87	Fifth Convertible Debenture NEOM 9-5 (Additional Agreement closing), dated June 5, 2009, issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.17 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.17	6/5/2009

10.88	Agreement, dated July 15, 2009 (Second Additional Agreement), by and between the Company and YA Global Investments, L.P.	8-K	10.18	7/21/2009

10.89	Sixth Convertible Debenture NEOM 9-6 dated July 15, 2009, (Second Additional Debenture), issued by the Company to YA Global Investments, L.P. (amended by the Amendment filed at Exhibit 10.18 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.19	7/21/2009

10.90	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Silver Bay Software, LLC.	8-K	10.20	7/21/2009

10.91	Asset Purchase and Sale Agreement, dated July 17, 2009, by and between the Company and Mr. Greg Lindholm.	8-K	10.21	7/21/2009

10.92	Non-Exclusive License Agreement between the Company and Mobile Tag, Inc. dated July 28, 2009	8-K	10.1	7/30/2009

10.93	Agreement dated August 14, 2009 (Third Additional Agreement) by and between the Company and Y.A. Global Investments, L.P.	10-Q	10.124	8/14/2009

10.94	Seventh Convertible Debenture NEOM 9-7 dated August 14, 2009 (Fifth Additional Debenture) issued by the Company to Y.A. Global Investments, L.P. (amended by Amendment filed at Exhibit 10.19 to Company’s Form 8-K filed with the SEC on January 11, 2010, and Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	10-Q	10.125	8/14/2009

10.95	Non-exclusive License Agreement with exclusive right to sub-license provision between Company and Neustar, Inc. dated October 2, 2009	8-K	10.1	10/6/2009

10.96	License and Support Services Agreement to use the Licensed Platform between the Company and Brand Extension Mobile Solutions, S.A., a Madrid (Spain) corporation (“BEMS"), dated October 7, 2009	8-K	10.1	10/13/2009

10.97	Settlement and License Agreement between the Company and Scanbuy, Inc., dated October 16, 2009	8-K	10.1	10/20/2009

10.98	Investment Agreement between Company and YA Global dated January 5, 2010.	8-K	10.1	1/11/2010

10.99	Irrevocable Transfer Agent Instructions letter issued by Company to WorldWide Stock Transfer, LLC dated January 5, 2010	8-K	10.2	1/11/2010

10.100	Monitoring Fee Escrow Agreement between the Company and YA Global, Yorkville Advisors LLC and David Gonzalez, Esq. dated January 5, 2010	8-K	10.3	1/11/2010

10.101	Investor Registration Rights Agreement between Company and YA Global dated January 5, 2010	8-K	10.4	1/11/2010

10.102	Warrant No. NEOM-10-1 dated January 5, 2010	8-K	10.5	1/11/2010

10.103	Amendment to the August 24, 2006 Secured Convertible Debenture No. CCP-1 between the Company and YA Global dated January 5, 2010	8-K	10.6	1/11/2010

10.104	Amendment to the December 29, 2006 Secured Convertible Debenture No. CCP-2 between the Company and YA Global dated January 5, 2010	8-K	10.7	1/11/2010

10.105	Amendment to the March 27, 2007 Secured Convertible Debenture No. NEOM-4-1 between the Company and YA Global dated January 5, 2010	8-K	10.8	1/11/2010

10.106	Amendment to the August 24, 2007 Secured Convertible Debenture No. NEOM-1-1 between the Company and YA Global dated January 5, 2010	8-K	10.9	1/11/2010

10.107	Amendment to the April 11, 2008 Secured Convertible Debenture No. NEO-2008-1 between the Company and YA Global dated January 5, 2010	8-K	10.10	1/11/2010

10.108	Amendment to the May 16, 2008 Secured Convertible Debenture No. NEO-2008-2 between the Company and YA Global dated January 5, 2010	8-K	10.11	1/11/2010

10.109	Amendment to the May 29, 2008 Secured Convertible Debenture No. NEO-2008-3 between the Company and YA Global dated January 5, 2010	8-K	10.12	1/11/2010

10.110	Amendment to the July 10, 2008 Secured Convertible Debenture No. NEO-2008-4 between the Company and YA Global dated January 5, 2010	8-K	10.13	1/11/2010

10.111	Amendment to the July 29, 2008 Secured Convertible Debenture No. NEOM-9-1 between the Company and YA Global dated January 5, 2010	8-K	10.14	1/11/2010

10.112	Amendment to the October 28, 2008 Secured Convertible Debenture No. NEOM-9-2 between the Company and YA Global dated January 5, 2010	8-K	10.15	1/11/2010

10.113	Amendment to the May 1, 2009 Secured Convertible Debenture No. NEOM-9-4 between the Company and YA Global dated January 5, 2010	8-K	10.16	1/11/2010

10.114	Amendment to the June 5, 2009 Secured Convertible Debenture No. NEOM-9-5 between the Company and YA Global dated January 5, 2010	8-K	10.17	1/11/2010

10.115	Amendment to the July 15, 2009 Secured Convertible Debenture No. NEOM-9-6 between the Company and YA Global dated January 5, 2010	8-K	10.18	1/11/2010

10.116	Amendment to the August 14, 2009 Secured Convertible Debenture No. NEOM-9-7 between the Company and YA Global dated January 5, 2010	8-K	10.19	1/11/2010

10.117	Amendment to the July 29, 2008 Warrant NEOM-9-1B between the Company and YA Global dated January 5, 2010	8-K	10.20	1/11/2010

10.118	Amendment to the July 29, 2008 Warrant NEOM-9-1C between the Company and YA Global dated January 5, 2010	8-K	10.21	1/11/2010

10.119	Amendment to the July 29, 2008 Warrant NEOM-9-1D between the Company and YA Global dated January 5, 2010	8-K	10.22	1/11/2010

10.120	First Amendment to Employment Agreement dated June 10, 2008 by and between the Company and Iain A. McCready	8-K	10.2	1/20/2010

10.121	Amended and Restated License Agreement dated January 22, 2010 with NeuStar, Inc.	8-K	10.1	1/28/2010

10.122	NeuStar Mobile Codes Pilot Program Agreement dated February 12, 2010	8-K	10.1	2/16/2010

10.123	First Amendment to Investment Agreement between Company and YA Global dated March 5, 2010	8-K	10.1	3/11/2010

10.124	Securities Purchase Agreement, dated May 27, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2010

10.125	Secured Convertible Debenture NEOM 10-1, dated May 27, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2010

10.126	Warrant No. NEOM 0510, dated May 27, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2010

10.127	Global Warrant Amendment, dated May 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.4	6/3/2010

10.128	Ratification Agreement, dated May 27, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto and YA Global Investments, L.P.	8-K	10.7	6/3/2010

10.129	Irrevocable Transfer Agent Instructions, dated May 27, 2010, by and among the Company, the Investor, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.8	6/3/2010

10.130	Agreement, dated August 13, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	8/19/2010

10.131	Secured Convertible Debenture, No. NEOM-10-2, dated August 13, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	8/19/2010

10.132	Warrant, No. NEOM-0810, dated August 13, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	8/19/2010

10.133	Agreement on the Pledge of Intellectual Property Rights as Collateral, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary the NeoMedia Europe AG, and YA Global Investments, L.P.	8-K	10.6	8/19/2010

10.134	Second Ratification Agreement, dated August 13, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.7	8/19/2010

10.135	Irrevocable Transfer Agent Instructions, dated August 13, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.8	8/19/2010

10.136	Security Transfer of Moveable Assets, dated August 13, 2010, by and between the Company’s wholly-owned subsidiary, NeoMedia Europe AG, and YA Global Investments, L.P.	8-K	10.9	8/19/2010

10.137	Agreement, dated September 29, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/1/2010

10.138	Secured Convertible Debenture, No. NEOM-10-3, dated September 29, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/1/2010

10.139	Warrant, No. NEOM-0910, dated September 29, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/1/2010

10.140	Third Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/1/2010

10.141	Irrevocable Transfer Agent Instructions, dated September 29, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/1/2010

10.142*	Compromise Agreement dated October 19, 2010, by and between the Company and Iain A. McCready	8-K	10.1	10/20/2010

10.143	Agreement, dated October 28, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	11/3/2010

10.144	Secured Convertible Debenture, No. NEOM-10-4, dated October 28, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	11/3/2010

10.145	Warrant, No. NEOM-1010, dated October 28, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	11/3/2010

10.146	Fourth Ratification Agreement, dated September 29, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	11/3/2010

10.147	Irrevocable Transfer Agent Instructions, dated October 28, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	11/3/2010

10.148	Confidential Settlement Agreement, dated December 14, 2010, by and between the Company and Rothschild Trust Holdings, LLC and BP BL Section 3.4, LLC	8-K	10.1	12/15/2010

10.149	Agreement, dated December 15, 2010, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/21/2010

10.150	Secured Convertible Debenture, No. NEOM-10-5, dated December 15, 2010, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/21/2010

10.151	Warrant, No. NEOM-1010, dated December 15, 2010, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/21/2010

10.152	Fifth Ratification Agreement, dated December 15, 2010, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/21/2010

10.153	Irrevocable Transfer Agent Instructions, dated December 15, 2010, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/21/2010

10.154	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	12/22/2010

10.155	Agreement, dated January 10, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/14/2011

10.156	Secured Convertible Debenture, No. NEOM-11-1, dated January 10, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/14/2011

10.157	Warrant, No. NEOM-0111, dated January 10, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/14/2011

10.158	Sixth Ratification Agreement, dated January 10, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/14/2011

10.159	Irrevocable Transfer Agent Instructions, dated January 10, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/14/2011

10.160	Agreement, dated February 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/11/2011

10.161	Secured Convertible Debenture, No. NEOM-11-2, dated February 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/11/2011

10.162	Warrant, No. NEOM-0211, dated February 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/11/2011

10.163	Seventh Ratification Agreement, dated February 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/11/2011

10.164	Irrevocable Transfer Agent Instructions, dated February 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/11/2011

10.165	Confidential License Agreement, dated December 21, 2010, by and between the Company and eBay Inc.	8-K	10.1	2/22/2011

10.166	Agreement, dated March 11, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/17/2011

10.167	Secured Convertible Debenture, No. NEOM-11-3, dated March 11, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/17/2011

10.168	Warrant, No. NEOM-0311, dated March 11, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/17/2011

10.169	Eighth Ratification Agreement, dated March 11, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/17/2011

10.170	Irrevocable Transfer Agent Instructions, dated March 11, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	3/17/2011

10.171	Agreement, dated April 13, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	4/19/2011

10.172	Secured Convertible Debenture, No. NEOM-11-4, dated April 13, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	4/19/2011

10.173	Warrant, No. NEOM-0411, dated April 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	4/19/2011

10.174	Ninth Ratification Agreement, dated April 13, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	4/19/2011

10.175	Irrevocable Transfer Agent Instructions, dated April 13, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	4/19/2011

10.176	Agreement, dated May 31, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/3/2011

10.177	Secured Convertible Debenture, No. NEOM-11-5, dated May 31, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	6/3/2011

10.178	Warrant, No. NEOM-0511, dated May 31, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/3/2011

10.179	Tenth Ratification Agreement, dated May 31, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	6/3/2011

10.180	Irrevocable Transfer Agent Instructions, dated May 31, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	6/3/2011

10.181	Agreement, dated June 28, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/1/2011

10.182	Secured Convertible Debenture, No. NEOM-11-6, dated June 28, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	7/1/2011

10.183	Warrant, No. NEOM-0611, dated June 28, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	7/1/2011

10.184	Eleventh Ratification Agreement, dated June 28, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	7/1/2011

10.185	Irrevocable Transfer Agent Instructions, dated June 28, 2011, by and among the Company, YA Global Investments, L.P., David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	7/1/2011

10.186	Secured Convertible Debenture, No. NEOM-11-7, dated July 13, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.1	7/19/2011

10.187	Secured Convertible Debenture, No. NEOM-11-8, dated August 12, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.1	8/18/2011

10.188	Agreement, dated September 15, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	9/21/2011

10.189	Secured Convertible Debenture, No. NEOM-11-9, dated September 15, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreement filed at Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	9/21/2011

10.190	Warrant, No. NEOM-0911, dated September 15, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	9/21/201

10.191	Twelfth Ratification Agreement, dated September 15, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	9/21/2011

10.192	Irrevocable Transfer Agent Instructions, dated September 15, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	9/21/2011

10.193	Agreement, dated October 25, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	10/28/2011

10.194	Secured Convertible Debenture, No. NEOM-11-10, dated October 25, 2011, issued by the Company to YA Global Investments, L.P (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	10/28/2011

10.195	Warrant, No. NEOM-1011, dated October 25, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	10/28/2011

10.196	Thirteenth Ratification Agreement, dated October 25, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	10/28/2011

10.197	Irrevocable Transfer Agent Instructions, dated October 25, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	10/28/2011

10.198	Agreement, dated December 8, 2011, by and between the Company and YA Global Investments, L.P.	8-K	10.1	12/14/2011

10.199	Secured Convertible Debenture, No. NEOM-11-11, dated December 8, 2011, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	12/14/2011

10.200	Warrant, No. NEOM-1211, dated December 8, 2011, issued by the Company to YA Global Investments, L.P.	8-K	10.3	12/14/2011

10.201	Fourteenth Ratification Agreement, dated December 8, 2011, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	12/14/2011

10.202	Irrevocable Transfer Agent Instructions, dated December 8, 2011, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	12/14/2011

10.203	Agreement, dated January 11, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	1/18/2012

10.204	Secured Convertible Debenture, No. NEOM-12-1, dated January 11, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	1/18/2012

10.205	Warrant, No. NEOM-0112, dated January 11, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	1/18/2012

10.206	Fifteenth Ratification Agreement, dated January 11, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	1/18/2012

10.207	Irrevocable Transfer Agent Instructions, dated January 11, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	1/18/2012

10.208	Agreement, dated February 6, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/10/2012

10.209	Secured Convertible Debenture, No. NEOM-12-2, dated February 6, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	2/10/2012

10.210	Warrant, No. NEOM-0212, dated February 6, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	2/10/2012

10.211	Sixteenth Ratification Agreement, dated February 9, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	2/10/2012

10.212	Irrevocable Transfer Agent Instructions, dated February 6, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and WorldWide Stock Transfer, LLC	8-K	10.7	2/10/2012

10.213	Agreement, dated March 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	3/27/2012

10.214	Secured Convertible Debenture, No. NEOM-12-3, dated March 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	3/27/2012

10.215	Warrant, No. NEOM-0312, dated March 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	3/27/2012

10.216	Seventeenth Ratification Agreement, dated March 26, 2012, by and among the Company, each of the Company’s subsidiaries made a party thereto, and YA Global Investments, L.P.	8-K	10.6	3/27/2012

10.217	Irrevocable Transfer Agent Instructions, dated March 26, 2012, by and among the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer, LLC	8-K	10.7	3/27/2012

10.218	Agreement, dated April 26, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/1/2012

10.219	Secured Convertible Debenture, No. NEOM 12-4, dated April 26, 2012, issued by the Company to YA Global Investments, L.P. (as amended by Debenture Extension Agreements filed at Exhibits 10.1 to the Company’s Form 8-Ks filed with the SEC on May 29, 2012 and February 8, 2013)	8-K	10.2	5/1/2012

10.220	Warrant, No. NEOM-0412, dated April 26, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	5/1/2012

10.221	Eighteenth Ratification Agreement, dated April 26, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	5/1/2012

10.222	Irrevocable Transfer Agent Instructions dated April 26, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	5/1/2012

10.223	Debenture Extension Agreement dated May 25, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	5/29/2012

10.224	Agreement, dated June 1, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	6/7/2012

10.225	Secured Convertible Debenture, No. NEOM 12-5, dated June 1, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)	8-K	10.2	6/7/2012

10.226	Warrant No. NEOM-0512 dated June 1, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	6/7/2012

10.227	Nineteenth Ratification Agreement, dated June 1, 2012, by and among the company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	6/7/2012

10.228	Irrevocable Transfer Agent Instructions dated June 1, 2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	6/7/2012

10.229	Agreement dated July 20, 2012, by and between the Company and YA Global Investments, L.P.	8-K	10.1	7/27/2012

10.230	Secured Convertible Debenture, No. NEOM 12-6, dated July 20, 2012, issued by the Company to YA Global Investments, L.P. (as amended by the Debenture Extension Agreement Filed February 8, 2013 with the Sec as Exhibit 10.1)	8-K	10.2	7/27/2012

10.231	Warrant, No. NEOM-0612 dated July 20, 2012, issued by the Company to YA Global Investments, L.P.	8-K	10.3	7/27/2012

10.232	Twentieth Ratification Agreement, dated July 20, 2012, by and among the Company, each of the Company’s subsidiaries and YA Global Investments, L.P.	8-K	10.6	7/27/2012

10.233	Irrevocable Transfer Agent Instructions dated July 20,2012, by and between the Company, the Buyer, David Gonzalez, Esq. and Worldwide Stock Transfer LLC	8-K	10.7	7/27/2012

10.234	Confidential Patent License Agreement dated August 20, 2012, by and between the Company and Microsoft Corporation	8-K	10.1	8/24/2012

10.235	General Services Agreement dated August 27, 2012, by and between the Company and Jeff Huitt	8-K	10.1	8/28/2012

10.236	Debenture Extension Agreement dated February 4, 2013, by and between the Company and YA Global Investments, L.P.	8-K	10.1	2/8/2013

10.237*	Employment Agreement by and between the Company and Laura Marriott dated August 30, 2013	8-K	10.1	8/30/2013

10.238	Reaffirmation and Ratification Agreement by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.1	10/28/2013

10.239	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-42, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.2	10/28/2013

10.240	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-43, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.3	10/28/2013

10.241	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-44, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.4	10/28/2013

10.242	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-45, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.5	10/28/2013

10.243	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-46, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.6	10/28/2013

10.244	Amended, Restated and Consolidated Secured Convertible Debenture, No. NEOM-47, by and between the Company and YA Global Investments, L.P. dated September 16, 2013	10-Q	10.7	10/28/2013

10.245	Debenture Redemption Agreement, by and between the Company and YA Global Investments, L.P. dated October 11, 2013		10-Q	10.8	10/28/2013

10.246	Amended and Restated Patent Security Agreement, by and between the Company and YA Global Investments, L.P. dated October 25, 2013		10-Q	10.9	10/28/2013

10.247	Agreement on the Pledge of Shares as Collateral of NeoMedia Europe GmbH by and between the Company and YA Global Investments, L.P. dated December 17, 2013	X

14	Code of Professional Ethics		10-K	14.1	4/3/2007

21	Subsidiaries of the Registrant	X

23.1	Consent of StarkSchenkein, LLP	X

23.2	Consent of Kingery & Crouse, P.A.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.

Date: March 17, 2014

	By:	/s/ Laura A. Marriott
Laura A. Marriott
Chief Executive Officer, Principal Executive Officer

/s/ Barry S. Baer
Barry S Baer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

Signatures	Title	Date

/s/ Laura A. Marriott	Chief Executive Officer, Principal Executive Officer and Board Chairperson	March 17, 2014
Laura A. Marriott

/s/ Barry S Baer	Chief Financial Officer, Principal Financial and Accounting Officer	March 17, 2014
Barry S Baer

/s/ George G. O’Leary	Director	March 17, 2014
George G. O’Leary

/s/ Sarah Fay	Director	March 17, 2014
Sarah Fay

/s/ Peter Mannetti	Director	March 17, 2014
Peter Mannetti

Page 77