Form 10-Q
period 2014-03-31
NEOMEDIA TECHNOLOGIES INC
filed 2014-04-30
CIK 1022701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 000-21743

NeoMedia Technologies, Inc.

(Exact Name of Issuer as Specified In Its Charter)

Delaware	36-3680347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1515 Walnut Street, Suite 100, Boulder, Colorado 80302

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

Shares outstanding of the Registrant’s common stock on April 25, 2014 was 4,984,827,279.

NeoMedia Technologies, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$266	$267
Accounts receivable	386	295
Prepaid expenses and other current assets	88	107
Total current assets	740	669
Property and equipment, net	4	5
Goodwill	3,418	3,418
Patents and other intangible assets, net	1,144	1,213
Other long-term assets	20	-
Total assets	$5,326	$5,305

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$334	$236
Accrued expenses	473	291
Deferred revenues and customer prepayments	1,971	2,252
Notes payable	28	56
Derivative financial instruments - warrants	247	684
Derivative financial instruments - Series C and D Convertible Preferred Stock and debentures payable	159	23,606
Debentures payable - carried at fair value	38,795	257,451
Total current liabilities	42,007	284,576

Commitments and contingencies	-	-

Series C convertible preferred stock, $0.01 par value, 27,000 shares authorized, 4,816 shares issued and outstanding and a liquidation value of $4,816 at March 31, 2014 and December 31, 2013	4,816	4,816
Series D convertible preferred stock, $0.01 par value, 25,000 shares authorized, 3,481 shares issued and outstanding with a liquidation value of $348 at March 31, 2014 and December 31, 2013	348	348

Shareholders’ deficit:
Common stock, $0.001 par value, 5,000,000,000 shares authorized, 4,984,827,279 shares issued and outstanding as of March 31, 2014 and December 31, 2013	4,985	4,985
Additional paid-in capital	190,946	190,946
Accumulated deficit	(236,895)	(479,485)
Accumulated other comprehensive loss	(102)	(102)
Treasury stock, at cost, 2,012 shares of common stock	(779)	(779)
Total shareholders’ deficit	(41,845)	(284,435)
Total liabilities and shareholders’ deficit	$5,326	$5,305

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
		(revised)
Revenues	$1,003	$602
Cost of revenues	158	31
Gross profit	845	571

Sales and marketing expenses	15	61
General and administrative expenses	603	857
Research and development costs	177	212

Operating income (loss)	50	(559)

Gain from change in fair value of hybrid financial instruments	218,656	6,774
Gain from change in fair value of derivative liability - warrants	437	3,122
Gain (loss) from change in fair value of derivative liability - Series C and D Convertible Preferred Stock and debentures	23,447	(299)

Net income	$242,590	$9,038

Comprehensive income:
Net income	$242,590	$9,038
Foreign currency translation adjustment	-	111

Comprehensive income	$242,590	$9,149

Net income per common share, basic and diluted:
Basic	$0.049	$0.003
Fully diluted	$0.001	$0.000

Weighted average number of common shares:
Basic	4,984,827,279	2,789,315,439
Fully diluted	266,001,250,808	27,931,664,140

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
		(revised)
Cash Flows from Operating Activities:
Net income	$242,590	$9,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	70	179
Gain from change in fair value of hybrid financial instruments	(218,656)	(6,774)
Gain from change in fair value of derivative liability – warrants	(437)	(3,122)
(Gain) loss from change in fair value of derivative liability - Series C and D Convertible Preferred Stock and debentures	(23,447)	299

Changes in operating assets and liabilities
Accounts receivable	(91)	(59)
Prepaid expenses and other assets	(1)	175
Accounts payable and accrued expenses	280	105
Deferred revenues and customer prepayments	(281)	(388)

Net cash provided by (used in) operating activities	27	(547)

Cash Flows from Investing Activities:
Net cash from investing activities	-	-

Cash Flows from Financing Activities:
Payments on short-term notes payable	(28)	-
Net cash used in financing activities	(28)	-

Effect of exchange rate changes on cash	-	(2)

Net change in cash and cash equivalents	(1)	(549)

Cash and cash equivalents, beginning of period	267	611
Cash and cash equivalents, end of period	$266	$62

Supplemental cash flow information:
Convertible debentures converted to common stock	$-	$320

See accompanying notes.

NeoMedia Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 1 – General

NeoMedia Technologies, Inc. (the “Company,” “NeoMedia,” “we,” “us,” “our,” and similar terms), a Delaware corporation, was founded in 1989 and is headquartered in Boulder, Colorado. We have positioned ourselves to lead the development of 2D mobile barcode technology and infrastructure solutions that enable the mobile barcode ecosystem world-wide. NeoMedia harnesses the power of the mobile phone in innovative ways with state-of-the-art mobile barcode technology solutions. With this technology, mobile devices with cameras become barcode scanners, enabling a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio.

Note 2 – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial statements. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on March 17, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Basis of Presentation – The condensed consolidated financial statements include the accounts of NeoMedia and its wholly-owned subsidiaries. We operate as one reportable segment. All intercompany accounts, transactions and profits have been eliminated in consolidation.  Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year's presentation.

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

Change in Estimates – For the three month period ended March 31, 2014 fair value accounting of the derivative financial instruments and debentures payable, we reassessed the valuation techniques used to estimate the liability fair values. Based on the assessment, including discussions with the third-party valuation firm assisting us with the calculation, we determined that the valuation technique should be modified to consider the potentially dilutive impact on the stock price resulting from the issuance of additional shares of common stock upon the conversion of the instruments as well as the resulting value in comparison to our market capitalization. The change in estimate from the valuation technique modification had the following impact on the financial instruments as of and for the three months ended March 31, 2014 (in thousands):

	Decrease in liability	Gain from change in fair value

Derivative financial instrument - warrants	$20	$20
Derivative financial instrument - Series C and D Convertible Preferred Stock	23,278	23,278
Debentures payable - carried at fair value	219,136	219,136

The modification of the valuation technique represents a change in accounting estimate as discussed in Accounting Standards Codification (“ASC”) Topic 250-10-45-17, Accounting Changes and Error Corrections. The impact from the modification in valuation technique has therefore been reflected in the period of change and will be reflected in future periods. See Note 3 – Financing for additional discussion.

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net income for the three months ended March 31, 2014 and 2013 was $242.6 million as compared to $9.0 million, respectively, including $242.5 million and $9.6 million, respectively, of net gains related to our financing instruments.

Net cash provided by operations during the three months ended March 31, 2014 was $27,000 as compared to net cash used in operations of $0.5 million during the three months ended March 31, 2013. As of March 31, 2014, we have an accumulated deficit of $236.9 million. We also have a working capital deficit of $41.3 million, including $39.2 million in current liabilities for our derivative and debenture financing instruments.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During 2013, there were 2,879 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Revisions to 2013 Interim Reporting – In connection with the completion of our third quarter 2013 and first quarter 2014 reporting, we identified certain errors associated with our first quarter 2013 interim reporting. We assessed the impact of these errors and concluded that the errors did not result in a material misstatement.  To correct the errors, we have revised the three months ended March 31, 2013 reporting as discussed below. Our assessment considered the guidance provided by ASC Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality. Based on our conclusion that the errors were not material individually or in aggregate to any of the prior reporting periods, we determined amendments to previously filed financial statement reports were not required in accordance with the applicable ASC guidance. We also concluded that the revisions applicable to prior periods should be reflected herein and will be reflected in future filings containing such information.

The condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 originally reported a loss from change in fair value of hybrid financial instruments of $299,000 but should have reflected a gain of $6,774,000. Additionally, the Company reported a gain from change in fair value of derivative liability – Series C and D Convertible Preferred Stock and debentures of $6,774,000 but should have reflected a loss of $299,000. The errors were due to clerical transposing of the amounts and have been revised herein to reflect the proper amounts. The foreign currency translation adjustment within comprehensive income (loss) originally reflected a $111,000 loss but should have reflected a $111,000 gain. The reporting has been revised herein to reflect the proper amounts. Additionally, the fully diluted net income per share was reflected as $0.003 but should have been $0.000. The reporting has been revised herein to reflect the proper amount.

The condensed consolidated statements of cash flows for the three months ended March 31, 2013 overstated net cash used in operating activities and the effect of exchange rate changes on cash by approximately $113,000.  The revised net cash used in operating activities was approximately $547,000 and the effect of exchange rate changes on cash was negative $2,000. The amounts have been revised herein to reflect the proper amounts.

Basic and Diluted Net Income Per Common Share – The components of basic and diluted income per share attributable to the Company’s common stock shareholders were as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2014	2013
		(revised)
Numerator:
Net income available to common shareholders	$242,590	$9,038
Effect of dilutive securities:
Hybrid financial instruments	(29,151)	(6,774)
Derivative liability - warrants	(40)	-
Derivative liability - Series C and D Convertible Preferred Stock and debentures	(1,992)	299
Numerator for diluted income per common share	$211,407	$2,563

Denominator:
Weighted average shares used to compute basic income per common share	4,984,827,279	2,789,315,439
Effect of dilutive securities:
Hybrid financial instruments	233,957,214,103	22,595,466,030
Derivative liability - warrants	440,652,725	-
Derivative liability - Series C and D preferred stock and debentures	26,618,556,701	2,546,882,671
Denominator for diluted income per common share	266,001,250,808	27,931,664,140

Basic income per common share	$0.049	$0.003
Diluted income per common share	$0.001	$0.000

We excluded approximately 1,173,000 and 1,883,833,000 dilutive securities from the calculation of diluted income per common share for the three months ended March 31, 2014 and 2013, respectively, because inclusion of these securities would be antidilutive.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

Note 3 – Financing

At March 31, 2014, financial instruments arising from our financing transactions with YA Global Investments, L.P. (“YA Global”), an accredited investor, included shares of our Series C Convertible Preferred Stock issued in February 2006, Series D Convertible Preferred Stock issued in January 2010, a series of six consolidated secured convertible debentures (the “Consolidated Debentures”) issued July 1, 2013 and various warrants to purchase shares of our common stock. All of our assets are pledged to secure our obligations under the debt securities. At various times, YA Global has assigned or distributed portions of its holdings of these securities to other holders, including persons who are officers of YA Global and its related entities, as well as to other holders who are investors in YA Global’s funds.

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

We evaluated the financing transactions in accordance with ASC 815, Derivatives and Hedging, and determined that the conversion features of the Series C and Series D Convertible Preferred Stock and the Consolidated Debentures were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The contracts have no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. Accordingly, either the embedded derivative instruments, including the conversion option, must be bifurcated and accounted for as derivative instrument liabilities or, as permitted by ASC 815-15-25-4, Recognition of Embedded Derivatives, the instruments may be carried in their entirety at fair value.

At inception, we elected to bifurcate the embedded derivatives related to the Series C and Series D Convertible Preferred Stock, while electing the fair value option for the Consolidated Debentures. ASC 825, Financial Instruments, allows us to elect the fair value option for recording financial instruments when they are initially recognized or if there is an event that requires re-measurement of the instruments at fair value, such as a significant modification of the debt.

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

The following table summarizes the significant terms of each of the debentures for which the entire hybrid instrument is recorded at fair value as of March 31, 2014:

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

We bifurcate the compound embedded derivatives related to the Series C and Series D Convertible Preferred Stock and carry these financial instruments as liabilities in the accompanying balance sheet.  Election to carry the instruments at fair value in their entirety is not available since their terms have not been modified. Significant components of the compound embedded derivative include (i) the embedded conversion feature, (ii) down-round anti-dilution protection features and (iii) default, non-delivery and buy-in puts, all of which were combined into one compound instrument that is carried at fair value as a derivative liability. Changes in the fair value of the compound derivative liability are recorded within income each period.

Conversions and Repayments – Our preferred stock and convertible debentures are convertible into shares of our common stock. Upon conversion of any of the convertible financial instruments in which the compound embedded derivative is bifurcated, the carrying amount of the instrument and the related derivative liability are credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. For instruments that are recorded in their entirety at the fair value of the hybrid instrument, the fair value of the hybrid instrument converted is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized. The trading market price of our common stock (and the conversion price) has been less than its par value from time to time. We are limited to issuing shares of common stock at no less than the par value, and all shares of our common stock issued in those conversions were issued at par value. However, the methodology used to estimate the number of shares of convertible debentures and preferred stock converted during this time are based upon the value received for the shares issued, with the difference between that value and the par value recorded as a deemed dividend.

The following table provides a summary of the preferred stock conversions that have occurred since inception and the number of common shares issued upon conversion.

	Preferred shares	Preferred shares	Preferred shares	Common shares
	issued	converted	remaining	issued
	(in thousands)

Series C Convertible Preferred Stock	22	17	5	314,619
Series D Convertible Preferred Stock	25	22	3	245,162

The outstanding principal and accrued interest for the debentures as of March 31, 2014 is reflected in the following table in addition to the principal and interest converted since inception and the number of shares of common stock issued upon conversion.

	Outstanding principal and accrued interest at March 31, 2014	Principal and accrued interest converted since inception	Common Shares issued
	(in thousands)
Debentures	$43,468	$11,747	4,403,415

Warrants – YA Global holds warrants to purchase shares of our common stock that were issued in connection with the convertible debentures and the Series C and Series D Convertible Preferred Stock. The warrants are exercisable at a fixed exercise price which, from time to time, has been reduced due to anti-dilution provisions when we have entered into subsequent financing arrangements with a lower price. The exercise prices may be reset again in the future if we subsequently issue stock or enter into a financing arrangement with a lower price. In addition, upon each adjustment in the exercise price, the number of warrant shares issuable is adjusted to the number of shares determined by multiplying the warrant exercise price in effect prior to the adjustment by the number of warrant shares issuable prior to the adjustment divided by the warrant exercise price resulting from the adjustment.

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

Assumptions used in calculating the preferred share values as of March 31, 2014 included remaining equivalent term of 1.34 years, annualized volatility of 187%, stated dividend of 8%, equivalent credit-risk adjusted rate of 13.0% and conversion price of $0.000194. Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions. We modified the valuation technique to consider the potentially dilutive impact on the stock price resulting from the issuance of additional common shares upon the conversion of the preferred shares and convertible debentures. Approximately $23.3 million of the gain from change in fair value of derivative liability – Series C and D Convertible Preferred Stock and debentures was attributable to the change in valuation technique for the three months ended March 31, 2014. The Company determined inclusion of the impact from potentially dilutive shares in the valuation technique to be a change in accounting estimate as discussed in ASC Topic 250-10-45-17, Accounting Changes and Error Corrections, and is therefore reflected in the period of change and will be reflected in future periods.

The following table reflects the face value of the instruments and the fair value of the separately-recognized compound embedded derivative, as well the number of common shares into which the instruments are convertible as of March 31, 2014 and December 31, 2013.

March 31, 2014
	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Convertible Preferred Stock	$4,816	$4,816	$148	24,823,015
Series D Convertible Preferred Stock	348	348	11	1,794,330
Total	$5,164	$5,164	$159	26,617,345

December 31, 2013
	Face	Carrying	Embedded Conversion	Common Stock
	Value	Value	Feature	Shares
	(in thousands)

Series C Convertible Preferred Stock	$4,816	$4,816	$22,015	24,823,015
Series D Convertible Preferred Stock	348	348	1,591	1,794,330
Total	$5,164	$5,164	$23,606	26,617,345

The terms of the embedded conversion features in the convertible instruments presented above provide for variable conversion rates that are indexed to our quoted common stock price. As a result, the number of indexed shares is subject to continuous fluctuation. For presentation purposes, the number of shares of common stock into which the embedded conversion feature of the Series C and Series D Convertible Preferred Stock was convertible as of March 31, 2014 and 2013 was calculated as face value plus assumed dividends (if declared), divided by the lesser of the fixed rate or the calculated variable conversion price using the 125 day look-back period.

Changes in the fair value of derivative instrument liabilities related to the bifurcated embedded derivative features of the convertible instruments are reported as Gain (loss) from Change in Fair Value of Derivative Liability – Series C and Series D Convertible Preferred Stock and Debentures in the accompanying condensed consolidated statements of operations.

Gain (loss) from change in fair value of derivative liability – Series C and D Convertible Preferred Stock and debentures

	Three months ended March 31,
	2014	2013
	(in thousands)
Series C Convertible Preferred Stock	$21,867	$(289)
Series D Convertible Preferred Stock	1,580	(21)

Debentures:
2006	-	11
Gain (loss) from change in fair value of derivative liability - Series C and D Convertible Preferred Stock and debentures	$23,447	$(299)

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

Because these debentures are carried in their entirety at fair value, the value of the embedded conversion feature is embodied in those fair values. We estimate the fair value of the hybrid instrument as the present value of the cash flows of the instrument, using a risk-adjusted interest rate, enhanced by the value of the conversion option, valued using a Monte Carlo model. This method was considered by our management to be the most appropriate method of encompassing the credit risk and exercise behavior that a market participant would consider when valuing the hybrid financial instrument. Inputs used to value the hybrid instruments as of March 31, 2014 included: (i) present value of future cash flows for the debentures using an effective market interest rate of 13.0%, (ii) remaining term of 1.34 years, (iii) annualized volatility of 187%, and (iv) anti-dilution adjusted conversion prices ranging from $0.00018 - $0.00019. We also modified the valuation technique to consider the potentially dilutive impact on the stock price from the issuance of common shares upon the conversion of the debentures. An approximately $219.1 million gain from change in fair value of hybrid financial instruments was attributable to the change in valuation technique for the three months ended March 31, 2014. The Company determined inclusion of the impact from potentially dilutive shares in the valuation technique to be a change in accounting estimate as discussed in ASC Topic 250-10-45-17, Accounting Changes and Error Corrections, and is therefore reflected in the period of change and will be reflected in future periods.

The following table reflects the face value of the financial instruments, the fair value of the hybrid financial instrument and the number of shares of common stock into which the instruments are convertible as of March 31, 2014 and December 31, 2013.

March 31, 2014			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$2,041	12,285,288
2007	839	950	3,244,058
2008	2,047	1,898	11,689,415
2009	134	155	923,440
2011	852	866	5,226,562
2012	972	1,013	8,524,582
2013	34,211	31,872	192,394,516
Total	$41,017	$38,795	234,287,861

December 31, 2013			Common
	Face	Fair	Stock
	Value	Value	Shares
	(in thousands)
Debentures:
2006	$1,962	$13,512	12,285,288
2007	839	3,587	3,244,058
2008	2,047	12,825	11,689,415
2009	134	1,018	923,440
2011	852	5,745	5,226,562
2012	972	9,369	8,524,582
2013	34,211	211,395	192,394,516
Total	$41,017	$257,451	234,287,861

Changes in the fair value of convertible instruments that are carried in their entirety at fair value are reported as gain from change in fair value of hybrid financial instruments in the accompanying condensed consolidated statements of operations. The changes in fair value of these hybrid financial instruments were as follows:

Gain from change in fair value of hybrid financial instruments

	Three months ended March 31,
	2014	2013
	(in thousands)

2006	$11,471	$1,887
2007	2,637	2,329
2008	10,927	1,657
2009	863	(74)
2010	-	623
2011	4,879	249
2012	8,356	103
2013	179,523	-
Gain from changes in fair value of hybrid instruments	$218,656	$6,774

Warrants – The following table summarizes the warrants outstanding, their fair value and their exercise price after adjustment for anti-dilution provisions:

		March 31, 2014			December 31, 2013
		Anti- Dilution			Anti- Dilution
		Adjusted			Adjusted
	Expiration	Exercise		Fair	Exercise		Fair
	Year	Price ($)	Warrants	Value	Price ($)	Warrants	Value
			(in thousands)			(in thousands)
Warrants issued with preferred stock:
Series D Convertible Preferred Stock	2017	0.000100	87,368	$44	0.000100	87,368	$121

Warrants issued with debentures:
2008	2015	0.000100	238,079	117	0.000100	238,079	324
2010	2015	0.000100	81,340	40	0.000100	81,340	111
2011	2016	0.000100	58,256	29	0.000100	58,256	80
2012	2017	0.000100	34,947	17	0.000100	34,947	48

Total			499,990	$247		499,990	$684

The warrants are valued using a binomial lattice option valuation methodology because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in this model as of March 31, 2014 included an expected life equal to the remaining term of the warrants, an expected dividend yield of zero, estimated volatility ranging from 165% to 194%, and risk-free rates of return ranging from 0.14% to 1.04%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the warrants and volatility is based upon our expected common stock price volatility over the remaining term of the warrants. The exercise price of the warrants is currently $0.0001, which was also estimated to be the exercise price for purposes of the valuation technique.  The anti-dilution provisions of the warrants allow for the fixed exercise price to be reset to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the current exercise price of the warrant. However, the likelihood of the Company issuing additional equity below the current strike price was deemed impractical and as a result, the anti-dilutive protection was not factored into the calculation. We also modified the valuation technique to consider the potentially dilutive impact on the stock price from the issuance of shares of common stock upon the exercise of the warrants on the fair value estimate of the warrants. We estimated that the exercise of the warrants would result in 7.6% decline in the stock price and a corresponding decline in the fair value of the warrants of approximately $20,000 as compared to the fair value assuming no dilution. The Company determined inclusion of the impact from potentially dilutive shares in the valuation technique to be a change in accounting estimate as discussed in ASC Topic 250-10-45-17, Accounting Changes and Error Corrections, and is therefore reflected in the period of change and will be reflected in future periods.

Changes in the fair value of the warrants are reported as gain from change in fair value of derivative liability – warrants in the accompanying condensed consolidated statement of operations. The changes in the fair value of the warrants were as follows:

Gain from change in fair value of derivative liability – warrants

	Three months ended March 31,
	2014	2013
	(in thousands)
Warrants issued with preferred stock:
Series D Convertible Preferred Stock	$77	$608

Warrants issued with debentures:
2008	207	1,424
2010	71	480
2011	51	387
2012	31	223
Gain from change in fair value of derivative liability – warrants	$437	$3,122

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the three months ended March 31, 2014 (in thousands):

	Compound
	Embedded	Warrant	Hybrid
	Derivatives	Derivatives	Instruments	Total

Beginning balance, December 31, 2013:	$23,606	$684	$257,451	$281,741

Fair value adjustments:
Compound embedded derivatives	(23,447)	-	-	(23,447)
Warrant derivatives	-	(437)	-	(437)
Hybrid instruments	-	-	(218,656)	(218,656)
Ending balance, March 31, 2014	$159	$247	$38,795	$39,201

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

Note 4 – Stock-Based Compensation

The status of our outstanding, vested and exercisable options during the three months ended March 31, 2014 is as follows:

				Weighted-
				Average
		Weighted-		Contractual
		Average	Aggregate	Life
		Exercise	Intrinsic	Remaining
	Shares	Price	Value	in Years
	(in thousands)		(in thousands)
Outstanding at December 31, 2013	1,173	$0.017	-
Outstanding at March 31, 2014	1,173	$0.017	$-	7.5
Exercisable at March 31, 2014	972	$0.018	$-	7.3

The following table summarizes information about our stock options outstanding at March 31, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.008	200	8.5	$0.008	65	$0.008
$0.014 to $0.03	884	7.3	0.015	818	0.016
$0.050	89	6.9	0.047	89	0.047
	1,173	7.5	$0.017	972	$0.018

Note 5 – Accrued Liabilities

The following table summarized our accrued liabilities (in thousands):

	March 31,	December 31,
	2014	2013

Accrued operating expenses	$112	$112
Accrued payroll related expenses	134	65
Accrued legal fees	227	114
Total	$473	$291

Note 6 – Contingencies

Legal – From time to time, we are involved in various legal actions arising in the normal course of business, both as claimant and defendant. Although it is not possible to determine with certainty the outcome of these matters, we believe the eventual resolution of any ongoing legal actions is unlikely to have a material impact on our financial position or operating results.

Other – On February 21, 2014, the Company received a correspondence (the “Delta Notice”) from Delta Capital Partners LLC (“Delta”), asserting a claim for certain amounts owed under a secured convertible debenture. The principal amount outstanding and conversion rights under such instrument had been assigned to Delta by YA Global (the “Assignment”), several years subsequent to the original issuance of the instrument by the Company to YA Global. The Company’s understanding is that pursuant to the terms of the Assignment, YA Global, as collateral agent, retained all rights in connection with the enforcement of any claims under Delta’s secured convertible debenture.  YA Global has indicated that it does not intend to assert any of the claims described by Delta in the Delta Notice.

Note 7 – Geographic Information

Revenue, classified by geographic location from which the revenue was originated, is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States	$1,003	$589
Germany	-	13
Total revenue	$1,003	$602

Approximately $64,000 and $142,000 of total assets were located in Germany as of March 31, 2014 and December 31, 2013, respectively. All other assets were located in the U.S.

Note 8 – Plan of Merger

On February 21, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qode Services Corporation (“Qode”), a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Qode will be merged into the Company and will cease to exist upon the completion of certain conditions.  The Company shall continue as the surviving corporation.

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

The Company anticipates closing the merger on May 11, 2014.

Note 9 – Subsequent Events

On April 25, 2014, the Company entered into a Reaffirmation and Ratification Agreement with YA Global. Under the terms of the agreement, YA Global agreed to reduce the outstanding principal for certain of the Consolidated Debentures by $5.0 million. The agreement also summarizes and affirms all principal amounts presently outstanding and owed by the Company to YA Global under all of the outstanding financing documents and debentures issued by the Company to YA (the “Financing Documents”). Pursuant to the agreement, the Company (i) ratified the terms of the Financing Documents and agreed that they remain in full force and effect, (ii) confirmed that the collateral rights granted to YA Global under the Financing Documents secure the obligations created thereunder, (iii) confirmed that the occurrence of an “event of default” under any of the Financing Documents would constitute an “event of default” under all of the Financing Documents, and (iv) agreed to execute and deliver to YA Global all such additional documents as reasonably required by YA Global to correct any document deficiencies, or to vest or perfect the Financing Documents and the collateral granted therein, and authorized YA Global to file any financing statements and take any other actions necessary to perfect YA Global’s security interests in any such collateral.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NeoMedia has positioned itself to lead the world in mobile barcode technology and solutions that enable the mobile ecosystem. NeoMedia harnesses the power of the mobile device in innovative ways with state-of-the-art mobile barcode technology. With this technology, mobile devices with cameras become barcode scanners, enabling a range of practical applications including mobile marketing and mobile commerce. In addition, we offer licensing of our extensive intellectual property portfolio.  We are focusing our activities primarily in the United States and Europe, although we are also active in other markets via partners or our self service products.

Our key focus areas are to: 1) maximize our patent portfolio through IP licensing monetization and enforcement; 2) provide service to enterprises, brands and retailers to maximize the reach of our barcode creation and reader solutions; and, 3) partner with key mobile marketing entities to expand the depth of our offering to provide full end-to-end solutions for our customers.

NeoMedia has been active in, and strives to be an innovator in, the mobile barcode field since the mid-1990s, and during that time has spearheaded the development of a robust IP portfolio. In September 2011, we announced an agreement with Global IP Law Group to help further monetize our patent portfolio, focusing on the US market. During the first quarter of 2014, we closed nine (9) new IP agreements bringing the total quantity of deals closed to approximately fifty (50).

On the product side of our business, our barcode management solutions include our barcode reader (NeoReader) as well as our barcode creation solutions (NeoSphere and QodeScan). Mobile barcodes continue to be an increasingly important activation element for brands and marketers and we continue to see growth in terms of new customer additions and traffic across our network.

We believe that NeoMedia remains strong and consistent in its approach to market and that we will continue to differentiate ourselves on the basis of our high quality product and service offerings, our responsive customer service and support organization, our customizable and full service solutions and our robust intellectual property portfolio.

NeoReader has experienced continued growth particularly in enterprise implementations.  NeoReader continues to be pre-installed on Sony Mobile devices and is available for download from the key “app stores” including Apple App Store™, Google Play™, Nokia Ovi Store, BlackBerry App World™, Windows® Marketplace, Facebook and Amazon.  Our barcode reader now has approximately 50+ million installations world-wide.  Our reader is offered to consumers free of charge, leveraging an ad supported model, and we anticipate the growth in consumer utilization will continue as barcodes continue to be utilized for a wide variety of vertical applications.  We also offer NeoReader SDK for enterprise opportunities.  Our research suggests that we are one of the few providers in the global ecosystem to offer Aztec code support, in addition to QR, Data Matrix, Code 39, PDF417 and a variety of 1D symbologies.

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

Legal costs continue to be high for us.  The costs to maintain our public company status, our IP licensing initiatives, satisfy our investor obligations as well as participate in an unexpected arbitration catapulted our legal fees to approximately thirty percent (30%) of total operating expenses for us in 2013.  We expect the significant legal expenditures to continue in 2014. Unfortunately, this has meant that funds earmarked for sales and marketing investment were spent on legal fees.

Results of Operations

Income (Loss) from Operations

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013

Revenues	$1,003	$602
Cost of revenues	158	31
Gross profit	845	571

Sales and marketing expenses	15	61
General and administrative expenses	603	857
Research and development costs	177	212

Income (loss) from operations	$50	$(559)

Revenues – Revenues for the three months ended March 31, 2014 and 2013 were $1,003,000 and $602,000, respectively, an increase of $401,000, or 67%. The increase in revenue was primarily attributable to an increase in the quantity of IP licensing agreements executed in the current quarter as compared to the same prior year quarter.

Cost of Revenues – Cost of revenues was $158,000 for the three months ended March 31, 2014 compared with $31,000 for the three months ended March 31, 2013, an increase of $127,000 or 410%. Cost of revenues primarily relate to third-party professional fees incurred in connection with the sale of our IP licenses. The increase in the costs are due to the corresponding increase in IP licensing revenues.

Sales and Marketing – Sales and marketing expenses were $15,000 compared to $61,000 for the three months ended March 31, 2014 and 2013, respectively, representing a decline of approximately $46,000 or 75%. The decline in costs was primarily due to less press and investor relations activities associated with cost reduction efforts.

General and Administrative – General and administrative expenses were $603,000 and $857,000 for the three months ended March 31, 2014 and 2013, respectively, reflecting a decrease of $254,000 or 30%. The decline in expenses was primarily due to lower general legal expenses as well as a decline in amortization expenses associated with certain intangible assets that became fully amortized in the prior year.

Research and Development – Research and development costs were $177,000 and $212,000 for the three months ended March 31, 2014 and 2013, respectively, reflecting a decrease of approximately $35,000, or 17%. Research and development expenses decreased due to cost containment efforts and were primarily focused on the research and development activities in Germany.

Other Income (Expense)

The following table sets forth certain data derived from our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
		(revised)
Gain from change in fair value of hybrid financial instruments	$218,656	$6,774
Gain from change in fair value of derivative liability - warrants	437	3,122
Gain (loss) from change in fair value of derivative liability - Series C and D preferred stock and debentures	23,447	(299)

Total other income	$242,540	$9,597

Gain from Change in Fair Value of Hybrid Financial Instruments – We record our debentures at fair value, in accordance with FASB ASC 815-15-25, and do not separately account for the embedded conversion feature. The change in the fair value of these liabilities includes changes in the value of the accrued interest due under these instruments, as well as changes in the fair value of the common stock underlying the instruments. For the three months ended March 31, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a gain of $218.7 million and $6.8 million, respectively. The gain for the three months ended March 31, 2014 was primarily due to a change in our valuation technique used to estimate the liability and resulted in an approximately $219.1 million gain. See the Change in Estimates discussion within Note 2 – Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for additional description. The additional changes reflected in each of the three months ended March 31, 2014 and 2013 were due to the impact on the fair value determination of the hybrid financial instruments from fluctuations in our stock price as well as the accrued interest and present value of the face amount of the debentures.

Gain from Change in Fair Value of Derivative Liabilities – Warrants – We account for our outstanding common stock warrants that were issued in connection with our preferred stock and our debentures, at fair value. For the three months ended March 31, 2014 and 2013, the liability related to the securities fluctuated resulting in a gain of $0.4 million and $3.1 million, respectively. The decrease during the three months ended March 31, 2014 was primarily the result of the decline in our stock price during the period, and the gain during the three months ended March 31, 2013 was primarily the result of the cancellation of approximately 1.5 billion warrants in February 2013.

Gain (loss) from Change in Fair Value of Derivative Liabilities – Series C and D Convertible Preferred Stock and Debentures – For our Series C and D Convertible Preferred Stock, and certain of our historical debentures, we account for the embedded conversion feature separately as a derivative financial instrument. We carry these derivative financial instruments at fair value. For the three months ended March 31, 2014 and 2013, the liability related to these hybrid instruments fluctuated, resulting in a gain of $23.4 million as compared to a loss of $0.3 million, respectively. The gain for the three months ended March 31, 2014 was primarily due to a change in our valuation technique used to estimate the liability and resulted in approximately $23.3 million of the total gain. See the Change in Estimates discussion within Note 2 – Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements for additional description. The additional gain and loss for each of the three months ended March 31, 2014 and 2013, respectively, were primarily due to fluctuations in our stock price and the impact of those fluctuations on the fair value determination of the hybrid financial instruments.

Liquidity and Capital Resources

As of March 31, 2014, we had $266,000 in cash and cash equivalents compared with $267,000 as of December 31, 2013. Cash provided by operating activities was $27,000 for the three months ended March 31, 2014 compared with $547,000 used in operations for the three months ended March 31, 2013. The improvement in cash flows from operations is primarily due to improved operating results from higher revenues and reduced expenses.

Payments on short-term notes payable within cash flows from financing activities reflects disbursements for opportunistic low interest rate borrowings that occurred in 2013 in order to pay annual insurance premiums.

Going Concern – We have historically incurred operating losses, and we may continue to generate negative cash flows as we implement our business plan. There can be no assurance that our continuing efforts to execute on our business plan will be successful and that we will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern given fair value accounting related to our debentures. Our net income for the three months ended March 31, 2014 and 2013 was $242.6 million and $9.0 million, respectively, including $242.5 million and $9.6 million, respectively, of net gains related to our financing instruments.

Net cash provided by operations during the three months ended March 31, 2014 was $27,000 as compared to net cash used in operations of $0.5 million during the three months ended March 31, 2013. As of March 31, 2014, we have an accumulated deficit of $236.9 million. We also have a working capital deficit of $41.3 million, including $39.2 million in current liabilities for our derivative and debenture financing instruments.

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months if we are unable to generate sufficient cash flows from operations. Our plan is to develop new client and customer relationships and substantially increase our revenue derived from our products/services and IP licensing. If our revenues do not reach the level anticipated in our plan, we may require additional financing in order to execute our operating plan. If additional financing is required, we cannot predict whether this additional financing will be in the form of equity, debt, or another form, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our revenues and profits, we may be unable to implement our current plans for expansion, repay our debt obligations or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The convertible debentures and preferred stock used to finance the Company, which may be converted into common stock at the sole option of the holders, have a highly dilutive impact when they are converted, greatly increasing the number of shares of common stock outstanding. During 2013, there were 2,879 million shares of common stock issued for these conversions. We cannot predict if or when each holder may or may not elect to convert into shares of common stock.

Our financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The significant accounting policies set forth in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide information under this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits:

Exhibit No.	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Dev-Tech Associates, Inc. and amendment thereto		SB-2	3.1	11/25/1996

3.2	By-laws of the Company		8-K	3.2	12/21/2010

3.3	Restated Certificate of Incorporation of DevSys, Inc.		SB-2	3.3	11/25/1996

3.4	Articles of Merger and Agreement and Plan of Merger of DevSys, Inc. and Dev-Tech Associates, Inc.		SB-2	3.5	11/25/1996

3.5	Certificate of Merger of Dev-Tech Associates, Inc. into DevSys, Inc.		SB-2	3.6	11/25/1996

3.6	Articles of Incorporation of Dev-Tech Migration, Inc. and amendment thereto		SB-2	3.7	11/25/1996

3.7	Restated Certificate of Incorporation of DevSys Migration, Inc.		SB-2	3.9	11/25/1996

3.8	Form of Agreement and Plan of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.11	11/25/1996

3.9	Form of Certificate of Merger of Dev-Tech Migration, Inc. into DevSys Migration, Inc.		SB-2	3.12	11/25/1996

3.10	Certificate of Amendment to Certificate of Incorporation of DevSys, Inc. changing our name to NeoMedia Technologies, Inc.		SB-2	3.13	11/25/1996

3.11	Form of Certificate of Amendment to Certificate of Incorporation of the Company authorizing a reverse stock split		SB-2	3.14	11/25/1996

3.12	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company increasing authorized capital and creating preferred stock		SB-2	3.15	11/25/1996

3.13	Certificate of Designation of the Series C Convertible Preferred Stock dated February 17, 2006		8-K	10.9	2/21/2006

3.14	Certificate of Amendment to the Certificate of Designation of the Series C Convertible Preferred Stock dated January 5, 2010		8-K	3.1	1/11/2010

3.15	Certificate of Designation of the Series D Convertible Preferred Stock dated January 5, 2010		8-K	10.1	1/8/2010

3.16	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated January 7, 2010		8-K	3.3	1/11/2010

3.17	Certificate of Amendment to the Certificate of Designation of the Series D Convertible Preferred Stock dated March 5, 2010		8-K	3.1	3/11/2010

10.1	Agreement and Plan of Merger dated February 21, 2014, by and between the Company and Qode Services Corporation	X

10.2	Reaffirmation and Ratification Agreement dated April 25, 2014, by and between the Company and YA Global Investments, L.P.	X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification by Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOMEDIA TECHNOLOGIES, INC.
(Registrant)

Dated:	April 30, 2014	/s/ Laura A. Marriott
Laura A. Marriott Chief Executive Officer

	April 30, 2014	/s/ Colonel Barry S. Baer
Colonel (Ret.) Barry S. Baer
Chief Financial Officer and Principal Financial and Accounting Officer

Page 24